Form 10QSB
period 2000-06-30
STARUNI CORP
filed 2000-08-07
CIK 1084384

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to -------------- .


         Commission file number: 0-30061
                                 -------


                               STARUNI CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)





           California                                  95-2210753
          ------------                                -----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)





               1642 Westwood Blvd., Los Angeles, California 90024
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (310) 470-9358
                              ---------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2000 was 14,396,839

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES................................6

ITEM 5.  OTHER INFORMATION.....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7


SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Staruni Corporation, a California corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 5 and are incorporated herein by this reference.








                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                               STARUNI CORPORATION
                       UNAUDITED CONDENSED BALANCE SHEETS
                               AS OF JUNE 30, 2000

ASSETS

Current assets

     Cash                                                     $           97,746
     Receivables                                                          12,940
     Advance to stockholder                                              109,000
     Prepaid expenses                                                      5,000
                                                                    ------------
Total Current Assets                                                     224,686
                                                                      ----------
Property and equipment, net of accumulated depreciation                    2,174
Total Assets                                                  $          226,860
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities

     Accounts and Accrued Payables                            $           6,988
                                                                    -----------
Total Current Liabilities                                                 6,988
                                                                    -----------
Long-term liabilities
     Loans from Officers                                                    850
                                                                   ------------
Total long-term liabilities                                                 850
                                                                   ------------
TOTAL LIABILITIES                                                         7,838
Shareholders' Equity
     Class B Preferred Stock, no par value authorized
     5,000,000 shares,  issued and outstanding 0 shares
     Common stock, no par value, 250,000,000 shares
     authorized, 14,396,839 shares issued and outstanding
     with 68,748 shares held in treasury at June 30, 2000             1,241,213
Common stock subscription (receivable)                                 (401,837)
Accumulated (deficit)                                                  (620,354)
                                                                 --------------
Net Stockholders' Equity                                                219,022
                                                                 --------------
Total Liabilities and Stockholders' Equity                    $         226,860
                                                                 ==============


            See Accompanying Notes to Unaudited Financial Statements


                                                STARUNI CORPORATION
                                     UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                               FOR THE THREE AND NINE MONTHS ENDING JUNE 30, 2000 AND 1999




                                                          Three Months Ended            Nine Months Ended
                                                              June 30                       June 30
                                                         2000         1999              2000        1999
                                                    ------------  -----------       ----------  --------
Income                                               $    41,813  $    39,154         $169,902    $148,194
                                                         -------      -------         --------    --------
Computer and Internet related expenses                    38,479       41,389          129,785     104,823

General and administration expenses                      120,433      103,062          205,386     227,813
                                                     -----------   ----------      ----------- -----------
Total operating expenses                                 158,912      144,451          336,171     332,636
                                                     -----------   ----------      ----------- -----------

Income (loss) from operations before                    (117,099)    (105,297)        (165,269)   (184,442)
        provision for income taxes

Provision for income taxes                                   -            -                 -           -
                                                     -------------------------    ------------------------
Net (loss)                                           $  (117,099)  $ (105,297)      $ (165,269) $ (184,442)
                                                     ============  ===========      =========== ===========
Income (loss) per weighted-average share
      of common stock outstanding                          (0.01)       (0.03)           (0.01)      (0.05)
                                                    ==========================    =========================
Weighted-average number of common
      stock outstanding                               14,396,839    3,595,576       14,396,839   3,595,576
                                                     -----------  ------------     ------------  ----------


            See Accompanying Notes to Unaudited Financial Statements


                               STARUNI CORPORATION
             UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDING MARCH 31, 2000

                                                                                          Common
                                            Class B                                        Stock        Accumulated          Net
                                          Preferred Stock          Common Stock         Subscription     (Deficit)         Equity
                                                                                        (Receivables)
                                    Shares    Amount        Shares           Amount

Balance September 30, 1997                -  $     -      3,245,576    $      132,240   $       -        $ (24,788)   $     107,452
Issuance of Shares                        -        -        350,000            40,142           -                -           40,142
Net (loss)                                -        -              -                 -           -         (125,541)        (125,541)
                                    -------   ------   -------------   ---------------  -----------      ----------       ----------
Balance September 30, 1998                -        -      3,595,576           172,382           -         (150,329)          22,053
Issuance of Shares                        -        -     10,286,251           991,581    (513,281)               -          478,300
Net (loss)                                -        -             -                  -           -         (304,756)        (304,756)
                                    ------- --------  --------------   ---------------  ----------       ----------     ------------
Balance September 30, 1999                -        -     13,881,827         1,163,963    (513,281)        (455,085)         195,597
Payments on previous stock issued                                                          29,444                -           29,444
Net (loss) - three months                 -        -                                -           -          (27,132)         (27,132)
                                    ------- -------- ---------------   ---------------  -----------      ---------    --------------
Balance December 31, 1999                 -        -     13,881,827         1,163,963    (483,837)        (482,217)         197,909
Payments on previous stock  issued                                                         82,000                -           82,000
Net (loss) - three months                 -        -              -                 -           -          (21,038)         (21,038)
Balance as of March 31, 2000              -        -     13,881,827     $   1,163,963  $ (401,837)        (503,255)  $      258,871
                                    -------  -------  -------------    --------------   -----------      ----------    -------------
Issuance of Shares                                          515,012            77,250                                        77,250
Net (loss) - three months                                                                                 (117,099)        (117,099)
Balance as of June 30, 2000               -  $     -     14,396,839     $   1,241,213  $ (401,837)      $ (620,354)  $      219,022
                                    =======  ========     ==========   ===============  ===========    ===========   ==============

                        See Accompanying Notes to Unaudited Financial Statements


                                                   STARUNI CORPORATION
                                      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDING MARCH 31, 2000 AND 1999

                                                                                                Six Months Ended
                                                                                                     June 30
                                                                                                    Unaudited
                                                                                         2000                      1999
                                                                                 ------------------          ----------------
Cash Flows From Operating Activities Net (loss)                                    $      (165,268)       $        (184,442)
                                                                                 ------------------            -------------
Adjustments To Reconcile Net Loss To Net Cash
         Used In Operating Activities

                     Depreciation                                                                -                        -
                     Issuance of stock for services                                         77,250                        -
                     Decrease (increase) in prepaid expense                                 (5,000)                       -
                     (Increase) in receivables                                                 (45)                  (2,167)
                     Increase (decrease) in accounts and accrued payables                   (3,526)                   4,333
                                                                                   ----------------         ---------------
                                         Net Adjustment                                    (68,679)                   2,166
                                                                                   ----------------         ---------------
                                         Net Cash (Used) In Operating Activities           (96,590)                (180,276)
                                                                                   ----------------         ----------------
Cash Flows From Investing Activities

                     Increase in property, plant, & equipment                                    -                        -
                                                                                   ----------------         ---------------
                                       Net Cash (Used) By Investing Activities                   -                        -
                                                                                   ----------------         ---------------
Cash Flows From Financing Activities

                    (Increase) in loans to stockholder (net)                               (78,850)                       -
                    Proceeds from issuance of capital stock (Net)                          111,444                  202,341
                    Increase in long-term liabilities                                          850                        -
                                                                                   ----------------         ---------------
                                      Net Cash Provided By Financing Activities             33,444                  202,341
                                                                                   ----------------         ---------------

Net (decrease) in cash                                                                     (63,146)                  20,065

Cash-beginning                                                                             160,892                   22,230
                                                                                   ----------------         ----------------
Cash-end                                                                           $        97,746        $         (42,295)
                                                                                   ----------------         ================
Non-cash items
            Stock issued for services                                              $        77,250        $               -
                                                                                   ================         ===============


                               STARUNI CORPORATION
                      NOTES TO UNAUDITED INTERIM CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE PERIODS ENDED JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

      The interim financial statements at June 30, 2000, and for the three and nine month periods ended June 30, 2000 and 1999 are unaudited, but include all adjustments which the Company consider necessary for a fair presentation.

      The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 1999. The accompanying unaudited interim financial statements for the three and nine month periods ended June 30, 2000, are not necessarily indicative of the results which can be expected for the entire year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach to accounting for income taxes. Under SFAS 109, deferred tax assets or liabilities are computed on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or income liability from period to period.

ITEM     2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Company

Staruni Corporation, a California corporation (the "Company"), is an Internet service provider ("ISP") with its main offices located in Los Angeles, California. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers, including customers with little or no online experience. The Company does business mainly in California. The Company presently has more than two thousand customers. The Company's growth is attributable, in part, to the use of media advertising. The Company operates its ISP business through its Cyberhotline Division, and advertises itself as Cyberhotline.

Internet access and related value-added services ("Internet services") represent growing segments of the telecommunications services marketplace. Declining prices in the PC market, continuing improvements in Internet connectivity, advancements in Internet navigation technology, and the proliferation of services, applications, information and other content on the Internet continue to attract a rapidly growing number of Internet users. The Company is seeking to attract a portion of the growing number of Internet users as customers.

The Company provides a number of value-added services, such as dedicated high-speed access, news access, Web hosting and server co-location. The Company plans to evaluate and develop potential new value-added services, and will seek to leverage its current sales, marketing and network capabilities in an attempt to create additional revenue opportunities. The Company believes that a user dense, regionally focused customer base will provide an excellent platform for the introduction of new value- added services that can take advantage of brand awareness and economies of scope and scale, potentially including Internet telephony and video and audio programming distribution.

General.

The Company's major focus has been the creation and development of its ISP business. As a by- product the Company has also been involved in the development of its Web Hosting and Web Design business.

Results of Operations

Three months ended June 30, 2000 & 1999. Nine months ended June 30, 2000 & 1999.

Sales

Sales for the three months ended June 30, 2000 increased to $41,813 from $39,154 for the comparable period in 1999, an increase of 7%. The increase in revenues was primarily attributable to an increase in the number of Internet customers resulting from the Company's marketing efforts.

Sales for the nine months ended June 30, 2000 increased to $169,902 from $148,194 for the nine months ended June 30, 1999, an increase of 14.6%. The increase in revenues is primarily attributable to a marketing campaign for the Company's ISP business and the increase of customers attributable thereto.

Losses

Net losses for the three months ended June 30, 2000, were $117,099 up from a net loss of $105,297 for the comparable period in 1999, an increase of $11,802. Net Losses for the nine months ended June 30, 2000 decreased to $165,269 from $184,442 for the nine months ended June 30, 1999. The decrease in losses were primarily attributable to a decrease in general and administrative expenses and an increase in sales income.

The Company expects that it may continue to incur losses at least through fiscal 2000 and there can be no assurance that the Company will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

Total Operating Expenses for the three months ended June 30, 2000, increased to $158,912 from $144,451 in the comparable period in 1999.

Total Operating Expenses for the nine months ended June 30, 1999 increased to $335,171 from $332,636 for the nine months ended June 30, 1998, an increase of $2,535.

Computer and Internet related expenses decreased sightly to $38,479 for the three months ended June 30, 2000 from $41,389 in the three months ended June 30, 1999.

Computer and Internet related expenses increased to $129,785 for the nine months ended June 30, 2000 from $104,823 for the nine months ended June 30, 1999. The increase in Computer and Internet expenses is primarily attributable to the increase in the Company's ISP business.

General and Administrative expenses, for the three month period ended June 30, 2000, increased $17,371 from $103,062 at June 30, 1999 to $120,433 at June 30,
2000.

General and Administrative expenses, for the nine month period ended June 30, 2000, decreased $22,427 from $227,813 at June 30, 1999 to $205,386 at June 30,
2000. The decrease in General and Administrative Expenses over the first three quarter resulted from steps undertaken to operate the Company more efficiently.

B.     Liquidity and Capital Resources

As of June 30, 2000, the Company has current assets of $224,686 and total assets of $226,860, as compared to $203,937 and $206,111, respectively at September 30, 1999. The Company had net working capital of $217,698 at June 30, 2000 compared to net working capital of $193,423 at September 30, 1999.

Net stockholder's equity in the Company was $219,022 at June 30, 2000, compared to $206,111 as of September 30, 1999.

Cash flows used in operations were $96,590 for the nine months ended June 30, 2000 as compared to cash flows used in operations of $182,276 for the comparable period in 1999. Negative cash flows are primarily attributable to marketing costs.

Cash flows generated from financing activities were $33,444 for the nine months ending June 30, 2000, as compared to $202,341 for the comparable period in 1999. The Company's financing activities have primarily consisted of private placements of its common stock.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment during either 1999 or to date in 2000. The Company has no present plans for any significant capital expenditures during the remainder of this fiscal year.

                                     PART II

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On May 8, 2000, the Company issued a total of 300,000 shares of its common stock at $0.01 per share pursuant to the Staruni Corporation employee benefit plan to the following individuals for Services to the Company pursuant to Rule 701 under Regulation D of the Securities Act of 1933:

    Name                                                 Number of Shares

Richard D. Surber                                             270,000
Edward T. Wells                                                20,000
Julieanne Piirala                                               5,000
Allan Merrill                                                   5,000

The Company relied on the following facts in determining that Rule 701 was available: (a) the shares were issued pursuant to a written compensatory benefit plan issued by the Company, (b) the individuals listed rendered bonafide services not in connection with the offer or sale of securities in a capital raising transaction, (c) the shares were issued pursuant to a written contract relating to the issuance of shares paid as compensation for services rendered, and (d) the amount of shares offered and sold in reliance on Rule 701 did not exceed $500,000 and all securities sold in the last 12 months have not exceeded $5,000,000. These shares were subsequently registered pursuant to an S-8 registration filed by the Company on June 12, 2000.

On June 23, 2000 the Company issued a total of 215,000 shares of stock to officers and employees of the Company pursuant to the Company's 2000 Benefit Plan as set out below. The shares were issued pursuant to an S-8 Registration filed with the Securities and Exchange Commission on June 12, 2000.

NAME                                                          NUMBER OF SHARES
Bruce Stuart                                                  140,000
Robert Riecks                                                 25,000
Laurie Weinstock                                              25,000
Michael Petrusis                                              25,000


ITEM 5.           OTHER INFORMATION

In early June, 2000, the Company opened an Internet storefront called "ibargain.com." The site offers discounted prices on brand name merchandise such as watches, electronics and cameras. The Company is working to expand the variety of merchandise which is available on the site. Customers of ibargain.com will also be offered free Internet access through the Company's Internet Service Provider ("ISP"), Cyberhotline.

During the first half of June, 2000 the Company also increased its service area for its Cyberhotline ISP by expanding from the southern California area to include 33 additional states and the District of Columbia as well as offering service in Japan and Canada

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports  were filed on Form 8-K during the quarter.
     -------------------






                  [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of August, 2000.

                               Staruni Corporation

                               /s/ Bruce D. Stuart
                               ----------------------
                              Bruce D. Stuart, Chief Executive Officer,
                              Chief Financial Officer

ITEM 2.  DESCRIPTION OF EXHIBITS

                                INDEX TO EXHIBITS

Exhibit

No.        Page No.          Description

2(i)       *        Articles of Incorporation of Altius Corp. dated  February 1,
                    1962 and filed February 5, 1962.

2(ii)      *        Certificate  of  Amendment  of Articles  of Incorporation of
                    Altius Corp. dated January 29, 1971 and filed April 9, 1971.

2(iii)     *        Certificate  of  Amendment  of Articles  of Incorporation of
                    Altius Corp. dated December 30,1996 and filed March 24, 1997 wherein the name of the corporation was changed from Altius
                    Corp. to Staruni Corporation.

2(iv)               *   Certificate   of   Amendment   of   Articles   of
                    Incorporation of Staruni Corporation dated June 15, 1999 and filed August 20, 1999.

2(v)       *        By-Laws of Altius Corp. (Staruni Corporation) dated February
                    8, 1962

10         **       Staruni Employee Benefit Plan dated March 15, 1999

23         *        Consent Letter of Auditor

27         __       Financial Data Schedule "CE"

*  Incorporated   by  reference  from  Form  10-SB  filed  March  22,  2000.
** Incorporated by reference from Form 10-SB/A filed May 12, 2000.