Form 10KSB
period 2000-12-31
STARUNI CORP
filed 2001-01-16
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ________________ to
_______________.

         Commission file number: 000-30061
                                 ---------

                               STARUNI CORPORATION
                               -------------------
                 (Name of Small Business Issuer in Its Charter)


               California                                    95-2210753
               ----------                                    ----------
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

                    1642 Westwood Blvd, Los Angeles, CA 90024
                    -----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (310) 470-9358
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


 Common Stock ($0.001 Par Value)                         None
 -------------------------------                         ----
       Title of Each Class             Name of each Exchange on Which Registered

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X                   No
                                        -----                    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended September 30, 1999, were $205,949

The aggregate market value of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), held by non-affiliates was approximately $616,620 based on the average closing bid and asked prices for the Common Stock on January 2, 2001.

At January 2, 2001, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 30,526,839.

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page

Item 1.   Description of Business..............................................1

Item 2.   Description of Property..............................................5

Item 3.   Legal Proceedings....................................................5

Item 4.   Submission of Matters to a Vote of Security-Holders..................5


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.............6

Item 6.   Management's Discussion and Analysis or Plan of Operation............7

Item 7.   Financial Statements................................................10

Item 8.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure............................................10

                                    PART III

Item 9.   Directors and Executive Officers....................................11

Item 10.  Executive Compensation..............................................12

Item 11.  Security Ownership of Certain Beneficial Owners and Management......13

Item 12.  Certain Relationships and Related Transactions......................13

Item 13.  Exhibits and Reports on Form 8-K....................................14

Signatures....................................................................15

Index to Exhibits.............................................................16

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Corporate Organization

As used herein the term "Company" refers to Staruni Corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The
Company was incorporated in 1962 in California as Altius Corporation. The Company was originally involved in the manufacture of freeway signs. In March 1997, the Company changed its name to Staruni Corporation to reflect the acquisition of Starnet Universe Internet, Inc., a web developer and Internet Service Provider ("ISP").

Business of the Company

The Company is an ISP with its main offices located in Los Angeles, California. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers, including customers with little or no online experience. The Company does business mainly in southern California. The Company presently has more than two thousand customers. The Company's growth is attributable, in part, to the use of media advertising. The Company operates its ISP business through its Cyberhotline Division, and advertises itself as Cyberhotline.

Internet access and related value-added services ("Internet services") represent growing segments of the telecommunications services marketplace. Declining prices in the PC market, improvements in Internet connectivity, advancements in Internet navigation technology, and the proliferation of services, applications, information and other content on the Internet continue to attract a rapidly growing number of Internet users. The Company is seeking to attract a portion of the growing number of Internet users as customers.

The Company provides a number of value-added services, such as dedicated high-speed access, news access, Web hosting and server co-location. The Company plans to evaluate and develop potential new value-added services, and will seek to leverage its current sales, marketing and network capabilities in an attempt to create additional revenue opportunities. The Company believes that a user dense, regionally focused customer base will provide an excellent platform for the introduction of new value-added services that can take advantage of brand awareness and economies of scope and scale, potentially including Internet telephony and video and audio programming distribution.

Description of Products and Services

The Company offers Internet services tailored to meet the needs of both individual and business customers. The Company's primary service offering is dial-up Internet access and value-added services for its individual customers. The Company's business customers are able to take advantage of dedicated high speed Internet access, Web hosting and other services. The Company's services are offered in various prices and packages so that customers may customize their subscription with services that meet their particular requirements.

The Company's current network provides customers with local dial-up access in all the major areas of Southern California, as well as several smaller communities. The Company's systems and network infrastructure are designed to provide customers with reliability and speed. Reliability is primarily achieved through redundancy in mission critical systems that minimize the number of single points of failure. Speed is achieved through clustered systems, diverse network architecture, multi-peered Internet backbone connections and aggressive load balancing.

Internet Access. The Company's primary service is a dial-up Internet access package, which includes unlimited Internet access and provides various Internet applications such as World Wide Web, e-mail, file transfer protocol and Usenet news access. The package costs $10.95 per month.

High Speed Connectivity. In addition to offering dial-up and dedicated analog access, the Company also offers its business customers dedicated ISDN access and full and partial T-1 connectivity which can service hundreds of users at once.

Web Services. The Company offers Web for businesses and other organizations that wish to create their own World Wide Web sites without maintaining their own Web servers and high-speed Internet connections. With this "virtual Web server" service, Web hosting customers can use their own domain names in their World Wide Web addresses. Web hosting customers are responsible for building their own Web sites and then uploading the pages to a Cyberhotline Web server. The Company's Web hosting service features state-of-the-art Web servers for high speed and reliability, a high-quality connection to the Internet, specialized customer support and advanced services features such as secure transactions and site usage reports. The Company currently offers various price plans for Web hosting customers beginning at $19.95 per month.

The majority of the Company's customers have month-to-month subscriptions. The Company offers a 15-day money-back satisfaction guarantee for new customers. Customers can subscribe by calling the 1-888-777- 7WEB phone number, or by e-mailing the Company. The majority of customers are billed through automatic charges to their credit cards or bank account. However, some customers are invoiced. The Company offers discounts ranging from 10% to 20% on most of its services for customers who prepay.

The Company strives to retain its customers by prioritizing fast response to customer problems. Individuals accessing the Internet have many different hardware configurations and varying levels of computer sophistication. Consequently, the Company's customer care department must be able to effectively address:

     (i)  problems affecting a variety of hardware systems;

     (ii) start-up or other basic problems of new customers or new Internet users; and

     (iii) more technical issues that may be encountered by sophisticated users.

The Company strives to provide outstanding technical support in the industry, especially for new users, while maintaining the ability to resolve the most difficult problems that a sophisticated user may present. The Company attempts to maintain a first-rate customer care operation. The Company's customer care operation is designed to make every customer's Internet experience efficient, productive and enjoyable, whether that customer is a novice or an experienced Internet user. Customers can access customer support services through a local telephone number or e-mail. The Company maintains on its Web site a comprehensive description of its customer care services, as well as troubleshooting tips and configuration information.

Marketing and Distribution.

The Company's marketing approach is designed to further its user density business model, which focuses on rapid penetration of a given market to acquire sufficient customers to support profitable operations. The Company's approach combines direct response with extensive use of brand building television and radio advertising.

The marketing strategy is to offer a low-cost Internet service at $10.95/month, or $99 per year. The advertising campaign targets members of American Online, Earthlink and other more expensive ISP's, by offering a one- half price service. The campaign has proven successful to date.

The Company's integrated marketing and sales approach includes direct response television and radio advertising. The Company believes that broadcast is the most effective and efficient way of reaching potential customers, particularly disgruntled AOL users. Through a sophisticated and intensive broadcast and cable television advertising campaign that emphasizes the quality and reliability of the Company's Internet services and its responsiveness to customer needs and problems, the Company has been able to elicit a strong response from potential customers, who are asked to contact the Company through a telephone call to 1-888-777-7WEB. Broadcast advertising also helps to reinforce brand awareness of Cyberhotline.

Once the Company's advertising has saturated a given market and the Company has acquired a sufficient number of customers to allow profitable operation, the Company then begins to reap the benefits of word of mouth communication. Such communication not only has the potential to create a significant number of referrals, but also may serve to reinforce brand awareness of Cyberhotline. At this point, the Company's advertising expense per acquired customer begins to decrease with each new customer acquired.

The Company's growth strategy focuses on:

     (i)  acquiring additional customers in its existing markets; and

     (ii) deploying its user density business model in other selected markets.

The aim of the user density business model is to quickly build, in a given market, a sufficient number of customers to allow the Company to support profitable operations.

The Company attempts to continually evaluate the effectiveness of its marketing methods, primarily by analyzing sales statistics such as call volumes, sales volumes, media mix and incentive offer response, so that it can refine its marketing campaign. The Company also uses input from focus groups and other customer contacts to determine which marketing methods and incentives might be most effective.

Competition

The market for the provision of Internet access to individuals is extremely competitive and highly fragmented. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company believes that the primary competitive factors determining success in this market are a reputation for reliability and service, access speed, effective customer support, pricing, creative marketing, easy-to-use software and geographic coverage. Other important factors include the timing of introductions of new products and services and industry and general economic trends. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company currently competes or expects to compete with the following types of Internet access providers: (i) national commercial providers, such as Verio, Inc., Mindspring Enterprises, Inc. and EarthLink Network, Inc.; (ii) numerous regional and local commercial providers, which vary widely in quality, service offerings and pricing such as Website Services, Inc. and PDQ Net, Inc.; (iii) established online commercial information service providers, such as America Online, Inc.; (iv) computer hardware and software and other technology companies, such as International Business Machines Corporation, Microsoft Corp. and Gateway, Inc.; (v) national telecommunications providers, such as AT&T, MCI, Sprint and WinStar Communications, Inc.;

(vi) regional telecommunications providers, such as SBC Communications and IXC Communications; (vii) cable operators, such as Tele-Communications, Inc., Time Warner, Inc., TCA Cable, Inc. and Marcus Cable, Inc.; (viii) wireless communications companies; (ix) satellite companies; and (x) nonprofit or educational Internet access providers; (xi) Free access ISP's such as Netzero, Freeinet and Alta Vista. The Company has recently announced plans to implement a free access, ad-supported ISP in the year 2000. It has also announced plans to implement a free high speed DSL Service, also in the year 2000.

There are more than 4,000 national, regional and local ISPs. Some of these ISPs have chosen to focus on business customers, others on individual customers. Most national ISPs have made a major investment in a network infrastructure in anticipation of future high subscriber growth. As a result, many national ISPs have been experiencing an extended period of losses as they work to build a profitable base of customers in each of the many markets they serve. In addition to such losses, some national ISPs are exposed to a high level of technological obsolescence risk as Internet access technology continues to evolve. At the other end of the spectrum, many regional and local ISPs, including the Company, which have a much lower investment in a network infrastructure, may lack the necessary marketing skills and resources necessary to build a sufficient customer base to allow the Company to operate profitably.

In order to respond to expected changes in the competitive environment, the Company may, from time to time, make price, service or marketing decisions or make acquisitions that could possibly harm its business. Developing new technologies may also increase competitive pressures on the Company by enabling its competitors to offer a lower cost service.

Requirement of Government Approval

The Company is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today, there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations may be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy are uncertain. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. One or more states may attempt to impose such regulations upon the Company in the future, which could possibly harm the Company's business.

The Federal Trade Commission has recently begun a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address such issues could possibly affect the way the Company does business or might create uncertainty in the marketplace. This could reduce demand for the services of the Company or possibly increase the cost of doing business as a result of litigation costs or increased service delivery costs, or might otherwise harm the Company's business.

Regulatory Overview

Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet. Such new laws or regulations may cover issues such as content, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues.

The Company cannot predict the impact, if any, that any future regulatory changes or development may have on its business, financial condition and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

The Company has three full time employees. Part time employees are hired from time to time depending on increased marketing or additional projects in which the Company may be involved.

Reports to Security Holders

The Company's annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The Company intends, from this date forward, to file all of its required information with the Securities and Exchange Commission ("SEC"). Prior to this form being filed there were not other forms filed. The Company plans to file its 10KSB, 10QSB, and all other forms that may be or become applicable to the Company with the SEC.

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's public Reference Room at 450 Fifth St., NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Intent sites that contain reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov Additional information can be found concerning the Company on the Internet at http://www.staruni.com.

ITEM 2.           DESCRIPTION OF PROPERTIES

The Company is  headquartered  at1642  Westwood Blvd.,  Los Angeles,  California
90024  where it rents  office  space on a  month-to-month  basis for  $1,530 per month. The Company has an equipment co-location which it rents on a month-to-month basis at 4676 Admiralty Way, Marina Del Rey, Ca. 90272 for $1,750 per month. The Company believes that its current facilities are generally suitable and adequate to accommodate its current operations and that such facilities are adequately insured.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any pending material legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last 3 months of the fiscal year ended September 30, 2000, no matters were submitted by the Company to a vote of its shareholders.

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

Market Information

The Company's common stock is traded on Over the Counter Bulletin Board under the symbol "SRUN." The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of the past two fiscal years. The bid price for the Common Stock was $0.05 on January 2, 2001. The quotations below reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions:


Quarter Ended                        High                     Low
-------------                        ----                     ---
December 31, 1998                    $0.94                    $0.06
March 31, 1999                       $2.25                    $0.50
June 30, 1999                        $1.88                    $0.29
September 30, 1999                   $2.00                    $0.88
December 31,1999                     $0.91                    $0.25
March 31, 2000                       $0.80                    $0.38
June 30, 2000                        $0.64                    $0.04
September 30, 2000                   $0.56                    $0.19

Record Holders

As of January 2, 2000, there were approximately 1056 shareholders of record holding a total of 30,526,839 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On September 21, 2000, the Company issued 100,000 shares of common stock for services to James Morris & Associates, Inc., 200,000 shares of common stock for services to Observation Capital, Inc., and 200,000 shares of common stock for services to Rocket Worldwide Consulting, Inc. pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to three corporations for services rendered to the Company; (2) there were only three offerees who were issued stock for services; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

Between July 11 and September 25, 2000, Bruce Stuart sold 58,600 shares of the Company's common stock which had previously been issued to him as an employee of the Company pursuant to the S-8 Registration filed by the Company on June 12, 2000. Being an affiliate as defined in Rule 405, the shares sold were "Control Shares" and should have been sold under a Re-offering Prospectus. Having sold the shares without a Re- offering Prospectus, the shares may have been sold in violation of Section 5 of the Securities Act of 1933.

On November 9, 2000 the Company issued a total of 15,000,000 shares of its common stock to Enola Holdings, Inc. for 33,000 shares of the common stock (100% of the issued and outstanding shares) of Pego Systems, Inc., a California Corporation, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for stock; (3) the offeree did not resell the stock, and represented that the stock was being acquired for investment. The stock has been held by the offeree since the date of the transaction; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company's major focus has been the creation and development of its ISP business. As a by-product, the Company has also been involved in the development of its Web Hosting and Web Design business.

Results of Operations

Sales

Sales for the year ended September 30, 2000, decreased to $205,949 from $209,801 for the year ended September 30, 1999. The Company believes that the slight (1.8%) decrease in revenues is primarily attributable to a slowing in growth of new accounts resulting from the Company's decision to decrease the amount of advertising carried out by the Company.
Losses

Net Losses for the year ended September 30, 2000, decreased to $261,456 from $304,756 for the year ended September 30, 1999. The decrease in losses is primarily attributable to a decrease in advertising costs during the fiscal year.

The Company expects that it may continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

Total Operating Expenses for the year ended September 30, 2000, decreased to $472,995 from $514,557 for the year ended September 30, 1999.

Computer and Internet related expenses increased to $167,271 in the year ended September 30, 2000 from $154,444 in the year ended September 30, 1999. The increase in Computer and Internet expenses is primarily attributable to the increase in the Company's ISP business.

General and Administrative expenses decreased to $305,724 in the year ended September 30, 2000 from $360,113 in the year ended September 30, 1999. The decrease in General and Administrative expenses was the result of a decrease in advertising and technical support costs.

Liquidity and Capital Resources

Cash flow used by operations was $200,982 for the year ended September 30, 2000, as compared to cash flows used in operations of $287,825 for a comparable period in 1999. Negative cash flows in 2000 are primarily attributable to marketing costs.

Cash flow used by from investing activities increased to $11,821 for the year ending September 30, 2000, from $513 for the comparable period in 1999.

Cash flow generated from financing activities was $102,500 for the year ending September 30, 2000, as compared to $427,000 for the comparable period in 1999. The Company's financing activities have primarily consisted of private placements of its common stock. The financing activities for the year ending September 30, 2000, were conducted outside the United States.

The Company has partially funded its cash needs over the periods covered by this Form 10-KSB through the issuance of its common stock for cash. The Company intends, if necessary, to cover some of its cash needs over the next twelve months through sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration.

On September 28, 2000, the Company entered into a contract for a private equity line of credit with Boat Basin Investors, LLC (the ""LLC"), a Limited Liability Company formed under the laws of Nevis. Pursuant to the said agreement, the LLC has been given the option to purchase up to two million dollars in value of the Company's common stock pursuant to exemptions from registration provided by
Section 4(2) of the Securities Act of 1933 and Regulation "D" promulgated thereunder. Purchases will be made at 75% of the market price, which is defined as the lowest closing bid price, as reported on the principal exchange where the Company's stock is traded, for a thirty (30) day period prior to the date of notice of intent to purchase under the Agreement.
[See exhibit 10(vii)]

However, there is no guarantee that any purchases will be made under the Agreement or that the Company will be able to raise additional funds from the sale of its securities.

On August 18,  2000,  the  Company  entered  into an  agreement  for  consulting services with Rocket Worldwide Consulting, Inc. ("Worldwide"), a New York corporation, wherein the Company agreed to issue 200,000 shares of its common stock to Worldwide in exchange for business management and marketing consultation services to be provided by Worldwide. For additional information regarding the agreement, see exhibit 10(iv).

On August 18, 2000, the Company entered into an agreement for consulting services with James Morris & Associates ("Morris"), a New York corporation, wherein the Company agreed to issue 100,000 shares of its common stock to Morris in exchange for Business Management and marketing consultation services to be provided by Morris. For additional information regarding the agreement, see exhibit 10(iii).

On August 31, 2000, the Company entered into an agreement for consulting services with AMD Capital L.L.C. ("AMD"), wherein the Company agreed to issue 140,000 shares of its common stock to AMD in exchange for public relations services to be provided by AMD. For additional information regarding the agreement, see exhibit 10(ii).

On September 6, 2000, the Company entered into an agreement for consulting services with Observation Capital ("Observation"), a Delaware corporation, wherein the Company agreed to issue 200,000 shares of its common stock to Observation in exchange for public relations services to be provided by the corporation. For additional information regarding the agreement, see exhibit 10(v).

It is the Company's intention to attempt to meet its long-term liquidity requirements by growing its business and increasing earnings. However, in order to support existing operations and to fund any expansion of the business, it may be necessary to obtain additional bank, private and/or equity financing. There is no guarantee that the Company will be able to raise additional funds through borrowing or equity financing.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment during either 1999 or 2000. The Company has no present plans for any significant capital expenditures during the coming year.

Income Tax Expense (Benefit)

The Company may have an income tax benefit resulting from net operating losses which may be used to offset operating profit.

Impact of Inflation

The Company believes that inflation has had a little effect on operations over the past two years. The Company believes that it can offset inflationary increases with increased sales and improved operating efficiencies

Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from the sale of the Company's securities; (2) increasing sales, and (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Events Subsequent to End of Fiscal Year

On October 13, 2000, the Company entered into a Placement Agent Agreement with Capstone Partners, L.C. ("Capstone"), a Utah Limited Liability Company. Pursuant to the Agreement [Exhibit 10(viii)], Capstone has agreed, on a best efforts basis, to help market the shares which are being offered pursuant to the Private Equity Line of Credit Agreement dated September 28, 2000, between the Company and Boat Basin Investors, LLC. [See exhibit 10(viii)].

On November 16, 2000, Staruni Corporation acquired from Enova Holdings, Inc. all of the outstanding shares of Pego Systems, Inc. in exchange for Fifteen Million (15,000,000) restricted shares of the common stock of Staruni (or sufficient shares to make Enova a Fifty percent (50%) holder of the issued and outstanding shares of Staruni). No additional cash consideration was exchanged between the parties. Staruni has agreed that Frederic Cohn, Chairman of Enova, shall be appointed to the board of directors of Staruni effective as of the date of the Stock Purchase Agreement. Enova Holdings, Inc. is a Nevada corporation, with its principal offices located in Los Angeles, California.

Pego Systems, Inc. is a privately held corporation in the business of distribution and development of environmental- control and filtration systems. It has been in business for 27 years with such customers as Coca- Cola, Mobil Oil and other Fortune 500 Companies. The addition of Pego, with its significant revenues, is expected to add significant shareholder value to Staruni. Pego owns a manufacturing site, consisting of a 22,000 square foot facility located in Long Beach, California.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following pages contain the audited financial statements and accompanying notes as prepared by the Company's independent auditors.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                               STARUNI CORPORATION
                               -------------------

                          Audited Financial Statements

                            September 30, 2000 & 1999

                               STARUNI CORPORATION
                                TABLE OF CONTENTS
                            September 30, 2000 & 1999


                                                                            Page

INDEPENDENT AUDITORS' REPORT.................................................F-1

FINANCIAL STATEMENTS:

        Balance  Sheets......................................................F-2

        Statements of Operations.............................................F-3

        Statements of Stockholders' Equity...................................F-4

        Statements  of Cash Flows............................................F-5

NOTES TO FINANCIAL STATEMENTS................................................F-6

[SELLERS & ASSOCIATES, P.C.
3785 HARRISON BOULEVARD, SUITE 101
OGDEN, UTAH 84403
PHONE: 801-621-8128
FAX: 801-627-1639]


                          Independent Auditors' Report




Board of Directors
STARUNI CORPORATION
Los Angeles, California

We have audited the accompanying balance sheets of Staruni Corporation, a California corporation, as of September 30, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Staruni Corporation as of September 30, 2000 and 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements and notes to the financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  SELLERS & ASSOCIATES, P.C.
----------------------------------
December 6, 2000
Ogden, Utah

                              STARUNI CORPORATION
                                 BALANCE SHEETS
                       AS OF SEPTEMBER 30, 2000 and 1999


                                                       2000              1999
                                                    ----------        ----------
                                     ASSETS
Current assets
   Cash                                             $   50,589        $  160,892
   Receivables                                          14,172            12,895
   Advance to stockholder / officer                          -            30,150
   Short term Investments                               11,821                 -
   Prepaid Expenses                                     55,777                 -
                                                    ----------        ----------
       Total current assets                            132,359           203,937
                                                    ----------        ----------
Property and equipment, net of
accumulated depreciation                                   211             2,174
                                                    ----------        ----------
       Total assets                                 $  132,570        $  206,111
                                                    ==========        ==========



                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
   Accounts payable                                 $    8,944        $    9,442
   Accrued payables                                      1,784             1,072
                                                    ----------        ----------
       Total current liabilities                        10,728            10,514
                                                    ----------        ----------

       Total liabilities                                10,728            10,514
                                                    ----------        ----------
Stockholders'equity

   Class B Preferred  Stock, no par value,
   authorized  5,000,000  shares,issued and
   outstanding -0- shares                                    -                 -

   Common stock, no par value, 250,000,000 shares
   authorized,  14,503,079 and 3,595,576  shares
   issued and  outstanding  with -0- and 68,748
   shares held in treasury at 9-30-00 and 9-30-99
   respectively                                      1,249,164         1,163,963

   Common stock issued and not paid                   (410,781)         (513,281)
   Accumulated (deficit)                              (716,541)         (455,085)
                                                    ----------        ----------
       Net stockholders' equity                        121,869           195,597
                                                    ----------        ----------
       Total liabilities and stockholders'equity    $  132,597        $  206,111
                                                    ==========        ==========




                 See Accompanying Notes to Financial Statements

                               STARUNI CORPORATION
                            STATEMENTS OF OPERATIONS
                     YEAR ENDING SEPTEMBER 30,2000 and 1999


                                                       2000              1999
                                                    ----------        ----------
Income                                              $  205,949        $  209,801
                                                    ----------        ----------

Computer and internet related expenses                 167,271           154,444

General and administration expenses                    305,724           360,113
                                                    ----------        ----------

Total operating expenses                               472,995           514,557
                                                    ----------        ----------
(Loss) from operations                                (267,046)         (304,756)

Income from investments                                  5,590                 -
                                                    ----------        ----------
Income (loss) from operations before provision
for income taxes                                      (261,456)         (304,756)

Provision for income taxes                                   -                 -
                                                    ----------        ----------
Net (loss)                                          $ (261,456)       $ (304,756)
                                                    ==========        ==========
Basic and diluted income (loss) per share           $    (0.02)       $    (0.04)
                                                    ==========        ==========

Basic and diluted weighted-average number of
common stock outstanding, for income taxes          13,835,298         7,769,415
                                                    ==========        ==========







                 See Accompanying Notes to Financial Statements

                               STARUNI CORPORATION
                        STATEMENTS OF STOCKHOLDERS'EQUITY
                     Years Ended September 30, 2000 and 1999



                                           Class B
                                        Preferred Stock                Common Stock          Common Stock
                                    ------------------------       ---------------------     Subscription    Accumulated      Net
                                     Shares         Amount          Shares      Amount      (Receivables)     (Deficit)      Equity
                                    ---------     ----------       ---------   ---------    --------------  -------------  ---------
Balance as of September 30,1998             -    $         -       3,595,576  $  172,382    $            -  $    (150,329) $ 22,053

Issuance of Stock                           -              -      10,286,251     991,581          (513,281)             -    478,300

Net (loss)                                  -              -               -           -                 -       (304,756) (304,756)
                                    ---------     ----------      ----------   ---------    --------------  -------------  ---------
Balance as of September 30, 1999            -    $         -      13,881,827  $1,163,963    $     (513,281) $    (455,085) $ 195,597

Cancellation of treasury stock              -              -         (68,748)          -                 -              -          -

Stock for services                          -              -         690,000      85,201                 -              -     85,201

Payments received on previously
issued stock not paid                       -              -               -           -           102,500              -    102,500

Net (loss)                                  -              -               -           -                 -       (261,456) (261,456)
                                    ---------     ----------      ----------   ---------    --------------  -------------  ---------
Balance as of September 30, 2000            -    $         -      14,503,079  $1,249,164    $     (410,781) $    (716,541) $ 121,842
                                    =========     ==========      ==========   =========    ==============  =============  =========









               See Accompanying Notes to Financial Statements

                               STARUNI CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDING SEPTEMBER 30,2000 AND 1999


                                                        2000                       1999
                                                    -------------              -------------
Cash Flows From Operating Activities
   Net (loss)                                       $    (261,456)             $    (304,756)
                                                    -------------              -------------
Adjustments To Reconcile Net Loss To Net Cash
Used In Operating Activities

   Depreciation                                             1,964                      2,261
  (Increase) in prepaid expenses                          (55,777)                         -
  (Increase) in receivables                                (1,277)                    (7,100)
  (Increase) in loans to stockholder/officer (Net)         30,150                    (30,150)
   Increase (decrease) in accounts payable                   (498)                     1,750
   Increase (decrease) in accrued payables                    711                    (1,130)
   Stock issued for services                               85,201                     51,300
                                                    -------------              -------------
       Net Adjustment                                      60,474                     16,931
                                                    -------------              -------------
       Net Cash (Used) In Operating Activities           (200,982)                  (287,825)
                                                    -------------              -------------
Cash Flows From Investing Activities

   Purchase of securities                                 (11,821)                         -
   Purchase of equipment                                        -                       (513)
                                                    -------------              -------------
       Net Cash (Used) By Investing Activities            (11,821)                      (513)
                                                    -------------              -------------
Cash Flows From Financing Activities

   Proceeds from issuance of capital stock-net            102,500                    427,000
                                                    -------------              -------------
       Net Cash Provided By Financing Activities          102,500                    427,000
                                                    -------------              -------------
Net increase (decrease) in cash                          (110,303)                   138,662

Cash - beginning                                          160,892                     22,230
                                                    -------------              -------------
Cash - end                                          $      50,589              $     160,892
                                                    =============              =============
Other information:
   Interest paid in cash                            $           -              $           -

   Stock issued for services in lieu of cash        $      85,201              $      51,300








                 See Accompanying Notes to Financial Statements

                               STARUNI CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - Summary of Significant Accounting Policies

     Basis of Presentation

     Staruni Corporation, prepares its books and records on the accrual basis for financial reporting and for income taxes. The accompanying financial statement represents the transactions as of September 30, 2000.

     Business Activity

     The Company incorporated February 5, 1962 under the laws of the State of California as Altius Corp. On March 24, 1997, the Company was renamed to Staruni Corporation. Also, on March 24, 1997, the Company spun off all its assets and liabilities. Left with no assets or liabilities, the company reorganized its equity too, and reclassified all equity accounts to zero. All activity is subsequent to the March 24, 1997 reclassification and reorganization. Immediately thereafter, the Company acquired all of the stock of Starnet under an asset purchase agreement.

     The Company presently concentrates on developing and expanding itself as an internet service provider, serving primarily in southern California.

     The Company is authorized to issue up to 250,000,000 shares of common stock, no par value and 5,000,000 shares of class B preferred stock, no par value. No class B preferred stock has been issued.

     The Company's common stock is traded on Over the Counter Bulletin Board under the symbol "SRUN."

     Property and Equipment

     Property and equipment are valued at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the assets. Useful lives of the respective assets are two to five years. Fully depreciated assets are written off in the year after they are fully depreciated.

     Upon the sale or retirement of property and equipment the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss, if any, are recorded. Repairs and maintenance expenditures that do not extend the useful lives are included in expense during the period they are incurred.

                               STARUNI CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - Summary of Significant Accounting Policies - Continued

     Use of Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets

     It is the Company's policy to periodically evaluate the economic recover ability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss on the basis of the discounted future cash flows expected from the asset.

     Fair Value of Financial Instruments

     The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

     Cash and cash equivalents, receivables, accounts payable, accrued payable, due to or from stockholders and officers:

          The carrying amounts approximate fair value because of the short maturity of these instruments.

     Revenue Recognition

     Revenue is recognized when the service provided has been performed.

     Advertising

     The Company expenses advertising as it occurs. The Company incurred advertising expense of $10 and $134,515 for fiscal years ended September 30, 2000 and 1999 respectively.

                               STARUNI CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - Summary of Significant Accounting Policies - Continued

     Income Taxes

     The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

NOTE 2 - Property and Equipment

     Property and equipment consisted of the following at September 30, 2000 and 1999:

                                                                     Estimated
                                          2000          1999        Useful Lives
                                       -----------   -----------    ------------

     Computer & other equipment        $    16,817   $    16,817      2-5 years
     (Less) Accumulated Depreciation       (16,606)      (14,643)
                                        ----------   -----------

     Net Property and Equipment        $       211   $     2,174
                                        ==========    ==========

NOTE 3 - Related Party Transactions

     Monies have been advanced by the Company to the Company's principal shareholder / officer. No amounts are due to/from the Company at September 30, 2000.

NOTE 4 - Common Stock

     From November 1998 through August 1999, 10,286,251 shares of common stock were issued for $991,581 under a Rule 504 Regulation D offering. Of the $991,581 to receive for stock, $580,800 has been received, $529,500 in cash and $51,300 in services rendered. As of September 30, 2000, $410,781 in stock issued remains unpaid. These subscribed and issued, but unpaid shares are secured by stock in an unrelated corporation under recourse promissory notes. The terms of payment extend for two years from the date of issue, which was March 26, 1999, with a one year extension provision. The Notes bear interest at 8% per annum until paid. No interest on these notes have been recognized in the financial statements.

     In August , 1999 the Company issued 1,200,000 shares of its common stock at $0.001 per share to UTNS for stock valued at $1,200 pursuant to Section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. Management has since determined it is not in the best interest of the Company to have completed this transaction and plans to undo it. Consequently, management has left this transaction out of the financial statements.

     As of September 30, 2000, there were a total of 14,503,079 shares of common stock issued with no shares held in the name of the Company.

                               STARUNI CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 5 - Lease Commitments

     The Company entered into three computer equipment and software lease contracts payable over 24 months, all ending before September 30, 2001.

     Lease commitments by year are:

          September 30, 2001 -- 1,965

     The Company rents office space at $1,530 per month on a month to month basis with no long term commitment. It also rents space and usage of Internet equipment and phone clinic at $1,950 per month on a month to month arrangement.

     Total lease and rental expense, including computer equipment and office space, by year is:

                                                                General and
                           Computer & Internet                Administrative
                               related expenses                  Expenses
                            (As computer leases)            (As office rent)
                           ----------------------           ----------------

     September 30, 2000            $28,824                        $19,264
     September 30, 1999             28,485                         17,985

NOTE 6 - Income Taxes

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30 are:

                                                 2000               1999
                                             ------------       ------------
      Deferred tax assets:
        Net operating loss carryforward      $    140,000       $     85,000
                                              -----------        -----------
      Total gross deferred tax assets             140,000             85,000

      (Less) valuation allowance                 (140,000)           (85,000)
                                              -----------        -----------
      Net deferred tax assets                           -                  -
                                              -----------        -----------
      Deferred tax liabilities:

      Total gross deferred tax liabilities              -                  -
                                              -----------        -----------
      Net deferred tax                       $          -       $          -
                                              ===========        ===========

                               STARUNI CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 6 - Income Taxes - Continued

     As of September 30, 2000, the Company has available for income tax purposes approximately $665,000 in federal net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in fiscal year 2013. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate or defer the utilization of these losses. Also, refer to
     Note 8 - Subsequent Event.

NOTE 7 - Going Concern Issues

     The Company has suffered significant losses the past two years. Despite the strong current ratio and equity position at September 30, 2000, unless significant additional cash flows come into the Company, or a major reduction in operating losses occur, the Company could be in jeopardy of continuing operations. Management is attempting to merge with another Company that will provide positive cash flow. Management is also seeking additional financing.

NOTE 8 - Subsequent Event

     On November 16, 2000 the Company acquired all of the outstanding stock of Pego Systems, Inc. (Pego) in exchange for 15,000,000 restricted shares of the Company, or whatever would equal 50% of the outstanding stock of the Company after the exchange. Pego was a wholly owned subsidiary of Enova Holdings, Inc. before the exchange. The newly acquired subsidiary of the Company is closing down its operations. However, the Company anticipates this merger will provide positive cash flows to the Company by selling off the assets of the acquired Company. The stock has been issued; however, a dispute has since arisen regarding what liabilities are being assumed. Therefore, management indicates the acquisition may be rescinded.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with its accountants in its two most recent fiscal years, or any later interim period.

                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers, control persons, and significant employees of the Company, their respective ages, and positions with the Company are as follows:


Name                         Age                    Position
----                         ---                    --------
Bruce D. Stuart              53                     Director, President, CEO
Michael Petrusis             32                     Director, Vice-President
Robert I Riecks              59                     Director, Vice-President
Frederic Cohn                60                     Director, Vice-President

Bruce D. Stuart, 53. Mr. Stuart is a Director of the Company and serves as President and CEO of the Company. Mr. Stuart graduated from U.C.L.A. in 1969 with a degree in political science, and in 1972 with a Juris Doctorate degree. He has been a member of the California State Bar since 1973. From 1993 to 1997, Mr. Stuart served as vice-president of PerfectData Corporation (NASDAQ). From 1984 to 1999 he served as Secretary and General Counsel of Flamemaster Corporation (NASDAQ). Mr. Stuart was the creator of the Company's Internet business in 1994 (Starnet Universe Internet, Inc.). Mr. Stuart has served as a Director and Officer of the Company since its acquisition of Starnet Universe Internet, Inc. in March of 1997. Mr. Stuart has been elected to serve as a Director until the next annual meeting of the Company, or until such time as his successor is duly elected and qualified. Mr. Stuart does not serve as a Director of any other public Company.

Mike Petrusis, 32. Mr. Petrusis is a Director of the Company and serves as vice-president of Information Technologies for the Company. Mr. Petrusis is a graduate of U.C.L.A. with a degree in Electrical Engineering. From 1990 to 1993, he worked at McDonnell Douglas creating computer simulation of missile systems. From 1992 to 1995 he was a partner in Acorn Technologies. In 1995 he formed Acutech, a Company specializing in systems integration and networking. Since 1995, Mr. Petrusis has served as the manager of Acutech. Mr. Petrusis has been elected a Director of the Company to serve until the next annual meeting of the Company, or until his replacement is duly elected and qualified. Mr. Petrusis does not serve as a Director of any other public company.

Robert I. Riecks, 59. Mr. Riecks has served a vice-president of marketing, and as a director of the Company since June of 2000. From 1993 to 1996, he served as national sales manager for Perfect Data Corporation of Simi California. From 1996 until the present, he as been a regional sales manager for Ansco Photo Corporation of Chicago Illinois. Mr. Riecks provides services to the Company on a part-time basis. Mr. Riecks was elected a Director of the Company in June, 2000, to serve until the next annual meeting of the Company, or until his replacement is duly elected and qualified. Mr. Riecks does not serve as a Director of any other public company.

Frederic Cohn, 60. Mr. Cohn has served as a Director of the Company since November, 2000. He has over 30 years of diversified experience in business management. During the last five years, Mr. Cohn was a successful entrepreneur owning and operating medium size companies in the fields of transportation, entertainment, manufacturing and distribution. Mr. Cohn is a member of the Board of Directors of Enova Holdings, Inc. Mr. Cohn obtained a law degree from New York School of Law and a Bachelors degree in Accounting from Wilkes University. Mr. Cohn also serves as an officer and director of The Hartcourt Company, a publically trading company. He has served in this capacity since 1997. Mr. Cohn has been elected a Director of the Company to serve until the next annual meeting of the Company, or until his replacement is duly elected and qualified.

Compliance with Section 16(a) of the Exchange Act

During the fiscal year ended September 30, 2000, The following persons were Officers or Directors of the Company, or owners of in 10% or more of the outstanding shares of the Company who failed to file reports required by Section 16(a) on a timely basis:


                                                        Number of Transactions
Name                  Number of Reports Filed Late           Not Reported(1)
----                  ----------------------------           ------------
Bruce D. Stuart                   0                                6
Michael Petrusis                  0                                1
Robert I. Riecks                  0                                1

No Section 16(a) Reports were filed by any of the persons named above.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal year ended September 30, 2000 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the president and any other employee(s) who received compensation in excess of $100,000.


                                          Annual Compensation                               Long Term Compensation
                                                                                   Awards                          Payouts
                                                                                        Securities
                                                                        Restricted      Underlying
                                                        Other Annual       Stock         Options                         All Other
   Name and Principal              Salary     Bonus     Compensation     Award(s)          SARs         LTIP payouts    Compensation
        Position           Year      ($)       ($)           ($)            ($)            (#)              ($)              ($)
Bruce D. Stuart,           2000      70,000    -             -             280,000          -                -                -
CEO and President          1999      0         -             -             shares           -                -                -
                           1998      0         -             -             -                -                -                -



---------------------
     (1)The three individuals who are listed above as being late in filing reports are expected to file the requisite Forms 3,4, and 5 by January 26, 2000.

Compensation of Directors

The Company's directors are not compensated for their services.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

As of January 2, 2001, there were 30,526,839 shares of common stock outstanding. The following table sets forth certain information concerning the ownership of the Company's Common Stock as of January 2, 2001, with respect to: (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.

                              Name and Address of Beneficial              Amount and Nature of             Percent of
    Title of Class                        Owner                           Beneficial Ownership               class
=========================================================================================================================
    Common Stock,                    Bruce D. Stuart                           2,514,444                     8.23%
   $.0001 par value                1642 Westwood Blvd.
                                  Los Angeles, CA 90024

    Common Stock,                    Michael Petrusis                           650,000                      2.12%
   $.0001 par value                1642 Westwood Blvd.
                                  Los Angeles, CA 90024

    Common Stock,                     Frederic Cohn                           15,000,000(2)                  49.13%
   $.0001 par value                1642 Westwood Blvd.
                                  Los Angeles, CA 90024

    Common Stock,                    Robert I. Riecks                            30,000                      0.09%
   $.0001 par value                1642 Westwood Blvd.
                                  Los Angeles, CA 90024

    Common Stock,          Directors and Executive Officers as                 18,194,444                    59.6%
   $.0001 par value              a Group (4 individuals)

    Common Stock,                  Enova Holdings, Inc.                        15,000,000                    49.13%
   $.0001 par value         9800 So. Sepulveda Blvd.,Suite 818
                                  Los Angeles, CA 90045
=========================================================================================================================


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
During the past two years the Company has not been a party to any transaction or series of transactions, the value of which exceeds $60,000, with any Director or Executive Officer of the Company, any nominee for election as a Director of the Company or any beneficial owner of 5% or more of the Company's outstanding common stock, nor is the Company involved in any such proposed transactions.

----------------------
     (2)Shares are beneficially attributed to Mr. Cohn as president of Enova Holdings, Inc.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-KSB, which are incorporated herein by reference.

Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of January, 2001.


Staruni Corporation


/s/  Bruce Stuart
--------------------------------------------------
Bruce Stuart, President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                           Date
---------                      -----                           ----


/s/  Bruce Stuart              Chief Executive Officer         January 12, 2001
-------------------------      and Director
Bruce Stuart



/s/  Mike Petrusis             Director                        January 12, 2001
-------------------------
Mike Petrusis


/s/  Frederic Cohn             Director                        January 12, 2001
-------------------------
Frederic Cohn


/s/  Robert I. Riecks          Director                        January 12, 2001
-------------------------
Robert I. Riecks

                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO.      NO.        DESCRIPTION
-------  ----       -----------

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

2(iv)    *          Certificate  of  Amendment of Articles of  Incorporation  of
                    Staruni Corporation dated June 15, 1999 and filed August 20,
                    1999.

2(v)     *          By-Laws of Altius Corp. (Staruni Corporation) dated February
                    8, 1962.

10(i)    *          Staruni Employee Benefit Plan dated March 15, 1999

10(ii)   17         Consulting  Agreement  dated August 31, 2000 between Staruni
                    Corporation and AMD Capital L.L.C.

10(iii)  20         Consulting  Agreement  dated August 18, 2000 between Staruni
                    Corporation and James Morris & Associates.

10(iv)   23         Consulting  Agreement dated August 18, 2000, between Staruni
                    Corporation and Rocket Worldwide Consulting, Inc.

10(v)    26         Consulting Agreement dated September 6, 2000 between Staruni
                    Corporation and Observation Capital.

10(vi)   28         Stock  Purchase  Agreement  dated  November 16, 2000 between
                    Staruni Corporation and Enova Holdings, Inc.

10(vii)  33         Private Equity Line of Credit  Agreement  between Boat Basin
                    Investors,  LLC and Staruni  Corporation dated September 28,
                    2000.

10(viii) 61         Placement  Agent Agreement  between Staruni  Corporation and
                    Capstone Partners, L.C., a Utah Limited Liability Company dated October 13, 2000.

23       78         Consent Letter of Auditor

27       79         Financial Data Schedule

     *    Incorporated by reference from Form 10-SB/A filed May 12, 2000.