Form 10QSB
period 2000-12-31
STARUNI CORP
filed 2001-02-20
CIK 1084384

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

   [ ]  Transition  report  under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .
                                           ------------    --------------


         Commission file number: 0-30061
                                 -------


                               STARUNI CORPORATION
        (Exact name of small business issuer as specified in its charter)





             California                                  95-2210753
            ------------                                ------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)





               1642 Westwood Blvd., Los Angeles, California   90024
               -----------------------------------------   ---------
               (Address of principal executive office)    (Zip Code)


                                  (310) 4709358
                          -----------------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --             ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 31, 2000 was 29,503,079

                                TABLE OF CONTENTS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7


SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Staruni Corporation, a California corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 11 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                       STARUNI CORPORATION AND SUBSIDIARY
             UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
                  FOR THE THREE MONTHS ENDING DECEMBER 31, 2000

ASSETS

Current assets
     Cash                                                      $         61,057
     Receivables                                                        233,471
     Advance to stockholder/officer                                      27,300
     Other Assets                                                       747,661
                                                                   ------------
Total Current Assets                                                  1,069,489
                                                                   ------------
Property and equipment, net of accumulated depreciation               1,101,811
                                                                   ------------
Total Assets                                                   $      2,171,300
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
     Accounts payable                                          $        977,869
     Accrued Payables                                                   279,576
     Other liabilities                                                  991,890
                                                                   ------------
Total Current Liabilities                                             2,249,335
                                                                   ------------
Long-term liabilities
     Notes payable                                                    1,292,117
                                                                   ------------
       Total long-term liabilities                                    1,292,117
                                                                   ------------
Total Liabilities                                                        11,544
                                                                   ------------
TOTAL LIABILITIES                                                     3,541,452
                                                                   ------------
Stockholders' Equity
Class B Preferred Stock, no par value authorized
 5,000,000 shares, issued and outstanding 0 shares                            -
Common stock, no  par value, 14,503,079 shares
 issued and outstanding at 12-31-00                                    (63,857)
Common stock subscription (receivable)                                 (410,781
Accumulated (deficit)                                                 (895,514)
                                                                   ------------
Net Stockholders' Equity                                            (1,370,152)
                                                                   ------------
Total Liabilities and Stockholders' Equity                     $      2,171,300
                                                                   ============


            See Accompanying Notes to Unaudited Financial Statements


                       STARUNI CORPORATION AND SUBSIDIARY
              UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDING December 31, 2000 AND 1999



                                                                   2000                      1999
                                                          --------------------       ----------------

Revenue                                                  $           47,427  $                  58,655
                                                            ---------------            ---------------

Computer and Internet related expenses                               24,526                     35,956

General and administration expenses                                  33,997                     49,831
                                                            ---------------            ---------------

Total operating expenses                                             58,523                     85,787
                                                            ---------------            ---------------

Income (loss) from operations before provision                     (11,096)                   (27,132)
     for income taxes

(Loss) from discontinued operations                               (167,877)                          -

Provision for income taxes                                                -                          -

Net (loss)                                               $        (178,973)  $                 (27,132)
                                                            ===============            ===============

Income (loss) per weighted-average share of common
     stock outstanding                                   $           (0.01)  $                  (0.00)
                                                            ===============           ================

Weighted-average number of common stock outstanding              14,503,079                 13,881,827
                                                            ===============            ===============








            See Accompanying Notes to Unaudited Financial Statements


                                       STARUNI CORPORATION AND SUBSIDIARY
                         UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDING December 31, 2000 AND 1999



                                                                                         2000                         1999
                                                                                 ------------------             ----------
Cash Flows From Operating Activities Net (loss)                                  $        (178,973)       $           (27,132)
                                                                                 ------------------                ------------
Adjustments To Reconcile Net Loss To Net Cash
   Used In Operating Activities
       Depreciation                                                                          8,400                           -
       Issuance of stock for services                                                            -                           -
       (Increase) decrease in receivables                                                  119,701                          95
       (Increase) decrease in other assets                                                  53,937                     (45,341)
       Increase (decrease) in accounts and accrued payables                                    803                         916
       Increase (decrease) in customer deposits                                           (140,000)                          -
       Increase (decrease) in commercial loans payable                                      14,000                           -
                                                                                ------------------        --------------------
                Net Adjustment                                                              56,841                     (44,330)
                                                                                ------------------        --------------------
                Net Cash (Used) In Operating Activities                                   (122,132)                    (71,462)
                                                                                ------------------        --------------------
 Cash Flows From Investing Activities
     Increase in property, plant, & equipment                                                    -                           -
                                                                                ------------------        --------------------
       Net Cash (Used) By Investing Activities                                                   -                           -
                                                                                ------------------        --------------------
  Cash Flows From Financing Activities
     (Increase) in loans to stockholder (net)                                              (27,300)                     18,000
     Proceeds from issuance of capital stock (Net)                                               -                      29,444
     Increase (decrease) in long-term liabilities                                            9,056                           -
                                                                                ------------------        --------------------
                Net Cash Provided (used) By Financing Activities                            18,244                      47,444
                                                                                ------------------        --------------------
Net (decrease) in cash                                                                    (140,376)                    (24,018)

Cash-beginning                                                                             201,433                     160,892
                                                                                ------------------         -------------------
Cash-end                                                                         $          61,057        $            136,874
                                                                                ------------------         -------------------
Non-cash items                                                                   $               -        $                 -
                                                                                ==================         ===================
     Stock issued for services

Supplemental information
     Interest paid in cash                                                       $           1,250        $                 -


                               STARUNI CORPORATION
                      NOTES TO UNAUDITED INTERIM CONDENSED
                              FINANCIAL STATEMENTS
                     FOR THE PERIODS ENDED December 31, 2000


NOTE 1 - BASIS OF PRESENTATION

          The interim financial statements at December 31, 2000, and for the three month periods ended December 31, 2000 and 1999 are unaudited, but include all adjustments which the Company consider necessary for a fair presentation.

          The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2000. The accompanying unaudited interim financial statements for the three month period ended December 31, 2000, are not necessarily indicative of the results which can be expected for the entire year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The  accompanying   consolidated   financial  statements  include  the
          accounts of its wholly owned subsidiary, Pego Systems, Inc. All intercompany balances and transactions have been eliminated.

NOTE 3 - PRESENTATION OF STARUNI CORPORATION UNCONSOLIDATED

          Staruni  and  its  subsidiary  have  very  different   operations  and
          activities. And it's subsidiary is being disposed of. As a result, separate financial statments of Staruni are presented herewith.

                               STARUNI CORPORATION
                      NOTES TO UNAUDITED INTERIM CONDENSED
                              FINANCIAL STATEMENTS
                     FOR THE PERIODS ENDED December 31, 2000


NOTE 4 - ACQUISITION AND DISCONTINUED OPERATIONS OF SUBSIDIARY

          In November 2000 the Company acquired all of the stock of Pego Systems, Inc. (Pego) for 15,000,000 shares of the Company, or whatever amount equals 50% of the Company after the acquisition. The Company has acitviely been closing down the operations of Pego since its acquisition. Presently the Company is negotiating to sell Pego.

          The Company has complied the financial statements of Pego Systems, Inc. as of November 16, 2000 (date of acquisition) and December 31, 2000. Managment has reported this activity as discontinued operations. The unaudited interim condensed financial statments of Pego Systems, Inc. are summarized here:

                              STARUNI CORPORATION
                       UNAUDITED CONDENSED BALANCE SHEETS
                  FOR THE THREE MONTHS ENDING DECEMBER 31, 2000

                                                                         2000
                                     ASSETS

Current assets
     Cash                                                               21,700
     Receivables                                                         5,481
     Advance to stockholder / officer                                   27,300
     Other assets                                                       67,598
                                                                    -----------
         Total current assets                                          122,079
                                                                    -----------
Property and equipment, net of accumulated depreciation                    211
                                                                    -----------
       Total assets                                              $     122,290
                                                                    ===========
                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
    Accounts payable                                              $      8,944
    Accrued payables                                                     2,600
                                                                   -----------
       Total current liabilities                                        11,544
                                                                   -----------
       Total liabilities                                                11,544
                                                                   -----------
Stockholders'equity
    Class B Preferred Stock, no par value authorized 5,000,000 shares, issued and outstanding 0 shares
    Common stock, no par value, 14,503,079
       shares issued and outstanding at 12-31-00                     1,249,164
    Common stock subscription (receivable)                           (410,781)
    Accumulated (deficit)                                            (727,637)
                                                                   -----------
       Net stockholders'equity                                         110,746
                                                                   -----------
       Total liabilities and stockholders'equity                      $122,290
                                                                    ===========



See Accompanying Notes to Financial Statements

                             STARUNI CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDING DECEMBER 31, 2000 AND 1999


                                                             2000         1999
                                                          ---------     --------
  Income                                                  $ 47,427        58,655
                                                          ---------   ----------
  Computer and internet related expenses                    24,526        35,956

  General and administration expenses                       33,997        49,831
                                                          ---------   ----------
  Total operating expenses                                  58,523        85,787
                                                          ---------   ----------
  Income (loss) from operations before provision
  for income taxes                                         (11,096)     (27,132)

  Provision for income taxes
                                                          ---------   ----------
  Net (loss)                                            $  (11,096)     (27,132)
                                                          =========   ==========



  Income (loss) per weighted-average share of common
  stock outstanding                                         $(0.00)      $(0.00)
                                                          =========   ==========
  Weighted-average number of common stock outstanding   14,503,079    13,881,827
                                                          =========   ==========




See Accompanying Notes to Financial Statements



                               STARUNI CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                                        2000           1999
   Cash Flows From Operating Activities
      Net (loss)                                                   $ (11,096)      $(27,132)
                                                                 -------------    -----------
   Adjustments To Reconcile Net Loss To Net Cash
     Used In Operating Activities
        Depreciation
      Issuance of stock for services
      Decrease (increase) in other assets                                  -        (45,341)
      (increase) decrease in receivables                               8,691             95
        Increase (decrease) in accounts and accrued payables             816            916
                                                                 -------------    -----------
               Not Adjustment                                          9,507        (44,330)
                                                                 -------------    -----------
               Net Cash (Used) In Operating Activities                (1,589)       (71,462)
                                                                 -------------    -----------
   Cash Flows From Investing Activities
        Increase in property, plant, & equipment
               Net Cash (Used) By Investing Activities                   -                -
                                                                 -------------    -----------
   Cash Flows From Financing Activities
        (increase) in loans to stockholder (net)                     (27,300)        18,000
        Proceeds from issuance of capital stock (net)                                29,444
        Increase in long-term liabilities                                 -               -
                                                                 -------------    -----------
               Net Cash Provided (Used) By Financing Activities      (27,300)        47,444
                                                                 -------------    -----------
   Net increase (decrease) in cash                                   (28,889)       (24,018)

   Cash - beginning                                                   50,689        160,892
                                                                 -------------    -----------
   Cash - end                                                        $21,700     $  136,874
                                                                 =============    ===========
Non-cash items
      Stock issued for services                                 $         -      $       -
                                                                 =============    ===========



                               PEGO SYSTEMS, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS
                                      AS OF

                                                                                DECEMBER           NOVEMBER
                                                                                31, 2000           16, 2000
                                                 ASSETS

    Current assets
      Cash                                                                  $      39,357      $     150,844
      Marketable securities                                                       210,000            210,000
      Receivables - net                                                           227,990            339,000
      Inventory                                                                   470,063            524,000
                                                                                ---------         -----------
         Total current assets                                                     947,410          1,223,844
                                                                                ---------         -----------
  Property and equipment, net of accumulated depreciation                       1,101,600          1,110,000

         Total assets                                                       $   2,049,010      $      33,844
                                                                                =========          ===========
                                       LIABILITIES AND STOCKHOLDERS'EQUITY

  Current liabilities

      Accounts payable                                                           $968,925         $1,006,692
      Accrued payables                                                            276,976            239,222
      Customer deposits                                                            33,579            173,579
      Commercial loans                                                            958,311            944,311
                                                                                ---------         -----------
         Total current liabilities                                              2,237,791          2,363,804
                                                                                ---------         -----------
  Long term liabilities
      Notes payable                                                             1,292,117          1,283,061
                                                                                ---------         -----------
       Total long term liabilities                                              1,292,117          1,283,061
                                                                                ---------         -----------
       Total liabilities                                                        3,529,908          3,646,865
                                                                                ---------         -----------
  Stockholders'equity
      Common stock                                                                  1,320              1,320
      Additional paid in capital                                                2,270,412          2,270,412
      Accumulated (deficit)                                                     (3,752,630)       (3,584,753)
                                                                                ---------         -----------
       Net stockholders'equity                                                 (1,480,898)        (1,313,021)
                                                                                ---------         -----------
       Total liabilities and stockholders'equity                               2,049,010         $ 2,333,844
                                                                                =========        ===========

                              PEGO SYSTEMS, INC.
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                     FOR THE PERIOD ENDING DECEMBER 31, 2000



     Net sales                                                     $344,013
                                                                   ---------
     Direct cost of sales                                           280,000

     General and administration expenses                            231,890
                                                                   ---------
     Total operating expenses                                       511,890

     Income (loss) from operations before provision
     for income taxes                                              (167,877)

     Provision for income taxes                                          -
                                                                   ---------
     Net (loss)                                                  $ (167,877)
                                                                 ===========

                               PEGO SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                     FOR THE PERIOD ENDING DECEMBER 31, 2000


    Cash Flows From Operating Activities
         Net (loss)                                                   $(167,877)
                                                                     -----------
    Adjustments To Reconcile Net Loss To Net Cash
        Used In Operating Activities
         Depreciation                                                      8,400
         (increase) decrease in receivables                              111,010
         (increase) decrease in inventory                                 53,937
         Increase (decrease) in accounts and accrued payables               (13)
         Increase (decrease) in customer deposits                      (140,000)
         Increase (decrease) in commercial loans payable                  14,000
                                                                     -----------
                  Net Adjustment                                          47,334
                                                                     -----------
                  Net Cash (Used) In Operating Activities              (120,543)
                                                                     -----------
    Cash Flows From Investing Activities
         Increase in property, plant, & equipment                             -
                  Net Cash (Used) By Investing Activities                     -

    Cash Flows From Financing Activities
         Increase (decrease) in long-term liabilities                      9,056
                                                                     -----------
                  Net Cash Provided (Used) By Financing Activities         9,056
                                                                     -----------
    Net increase (decrease) in cash                                    (111,487)

    Cash - beginning                                                     150,844
                                                                     -----------
    Cash - end                                                           $39,357
                                                                     ===========


Supplemental information
interest paid in cash                                             $       1,250
                                                                      ==========

ITEM     2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

General

The Company's major focus has been the creation and development of its ISP business. As a by-product, the Company has also been involved in the development of its Web Hosting and Web Design business.

Results of Operations
Three months ended December 31, 2000 & 1999.

Sales

Sales for the three months ended December 31, 2000 decreased to $47,427 from $58,655 for the comparable period in 1999, a decrease of 19%. The decrease in revenues was primarily attributable to the company curtailing its marketing efforts.
Losses

Net losses for the three months ended December 31, 2000, were $178,973 up $151,841 from a net loss of $27,132 for the comparable period in 1999, The increase in net loss resulted from the acquisition of Pego Systems, Inc.

The Company expects that it may continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

Total Operating Expenses for the three months ended December 31, 2000, decreased to $58,523 from $85,787 in the comparable period in 1999.

Computer and Internet related expenses decreased to $24,526 for the three months ended December 31, 2000 from $35,956 in the three months ended December 31, 1999.

General and Administrative expenses, for the three month period ended December 31, 2000, decreased $15,834 from $49,831 at December 31, 1999 to $33,997 at
December 31, 2000.

B.     Liquidity and Capital Resources

As of December 31, 2000, the Company has current assets of $1,069,489 and total assets of $2,171,300, as compared to $132,359 and $132,570, respectively at September 30, 2000. The increase in assets occurred with the acquisition of Pego Systems, Inc. The Company had a net working capital deficit of $1,178,846 at December 31, 2000 compared to net working capital of $121,631 at September 30, 2000.

Net stockholder's equity in the Company was a negative $ 1,370,152 at December 31, 2000, compared to equity of $121,869 as of September 30, 2000.

Cash flows used in operations were ($122,132) for the three months ended December 31, 2000 as compared to cash flows used in operations of ($71,462) for the comparable period in 1999. The increase in negative cash flows is primarily attributable to the acquisition of Pego Systems, Inc.

Cash flows generated from financing activities were ($18,224) for the three months ending December 31, 2000, as compared to $47,444 for the comparable period in 1999. The Company's financing activities have primarily consisted of private placements of its common stock.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment during either 2000 or to date in 2001. The Company has no present plans for any significant capital expenditures during the remainder of this fiscal year

                                     PART II

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On November 16, 2000, the Company issued fifteen million shares to Enova Holdings, Inc., a Nevada Corporation, in exchange for all of the issued and outstanding shares of Pego Systems, Inc. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock in exchange for stock delivered to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold the stock since the issue date; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

     (b) Reports on Form 8-K. On November 29, 2000, the Company filed a report on Form 8-K which reported the following:

                  On November 16, 2000, Staruni Corporation acquired from Enova Holdings, Inc. all of the outstanding shares of Pego Systems, Inc. in exchange for Fifteen Million (15,000,000) restricted shares of the common stock of Staruni (or sufficient shares to make Enova a Fifty percent (50%) holder of the issued and outstanding shares of Staruni). No additional cash consideration was exchanged between the parties. Staruni has agreed that Frederic Cohn, Chairman of Enova, shall be appointed to the board of directors of Staruni effective as of the date of the Stock Purchase Agreement. ( for additional information see Form 8-K filed November 29, 2000, which is incorporated herein by reference.)


                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February, 2000.


                                      Staruni Corporation


                                      /s/ Bruce D. Stuart
                                      ---------------------------
                                      Bruce D. Stuart, Chief Executive Officer,
                                      Chief Financial Officer

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

2(iv)      *        Certificate  of  Amendment of Articles of  Incorporation  of
                    Staruni Corporation dated June 15, 1999 and filed August 20,
                    1999.

2(v)       *        By-Laws of Altius Corp. (Staruni Corporation) dated February
                    8, 1962

10         **       Stock Purchase  Agreement  between  Staruni  Corporation and
                    Enova Holdings, Inc. dated November 16, 2000

*  Incorporated   by  reference  from  Form  10-SB  filed  March  22,  2000.  **
Incorporated by reference from Form 8- K filed November 29, 2000.