Form 10QSB
period 2001-03-31
STARUNI CORP
filed 2001-05-18
CIK 1084384

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

                                  Yes   XX    No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 1, 2001 was 32,093,079.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6


SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Staruni Corporation, a California corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 5 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                               STARUNI CORPORATION
                       UNAUDITED CONDENSED BALANCE SHEETS
                              AS OF MARCH 31, 2001

                                     ASSETS


Current assets
     Cash                                                                $     69,287
     Receivables                                                                5,657
     Advance to stockholder                                                    27,300
     Other assets                                                              67,598
                                                                         ------------
Total Current Assets                                                          169,842
                                                                         ------------
Property and equipment, net of accumulated depreciation                           211
Other assets
     Receivable - Embro Investments                                         1,500,000
Total Assets                                                             $  1,670,053
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
     Accounts and Accrued Payables                                       $      7,530
                                                                         ------------
Total Current Liabilities                                                       7,530
                                                                         ------------
TOTAL LIABILITIES                                                               7,530

Shareholders' Equity

Preferred
     Class B Preferred Stock, no par value authorized
     5,000,000, shares, issued and outstanding 0 shares                             -
Common
     Common stock, no par value, 250,000,000 shares
     authorized, 32,093,079 shares issued and outstanding
     at March 31, 2001                                                      2,810,348

Common stock subscription (receivable)                                       (410,781)

Accumulated (deficit)                                                        (737,044)
                                                                         ------------
Net Stockholders' Equity                                                    1,662,523
                                                                         ------------
Total Liabilities and Stockholders' Equity                                  1,670,053
                                                                         ============
                                                                         $

            See Accompanying Notes to Unaudited Financial Statements

                               STARUNI CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDING MARCH 31, 2001 AND 2000



                                                        Three Months Ended March 31,   Six Months Ended March 31,

                                                             2001           2000          2001        2000

Revenue                                                 $  121,477      $  69,434      $ 168,904    $  128,089

     Computer and Internet related expenses                 30,625         55,350         55,150        91,306
     General and administrative expenses                    90,874         35,122        124,872        84,953
                                                        ----------      ---------      ---------    ----------
Total operating expenses                                   121,499         90,472        180,022       176,259
                                                        ----------      ---------      ---------    ----------
Income (loss) from operations                                 (22)       (21,038)       (11,118)      (48,170)
(Loss) from discontinued operations                      (250,927)              -      (418,804)             -
Gain on sale of discontinued operations                    409,419              -        409,419             -
                                                        ----------      ---------      ---------    ----------
Income (loss) before provision for income taxes            158,470       (21,038)       (20,503)      (48,170)
Provision for income taxes                                       -              -              -             -
                                                        ----------      ---------      ---------    ----------
Net income (loss                                           158,470      $(21,038)      $(20,503)      (48,170)
                                                        ----------      ---------      ---------    ----------

Basic & dilutive income (loss) per weighted-average
share of common stock outstanding
Regular operations                                             (-)            (-)            (-)           (-)
Discontinued operations                                      (0.01              -         (0.02)             -
Sale of discontinued operations                               0.01              -           0.02             -
                                                        ----------      ---------      ---------    ----------
     Total                                              $     0.01      $    (-)       $    (-)     $      (-)
                                                        ----------      ---------      ---------    ----------


Weighted-average number of common stock
outstanding                                             31,229,746      13,881,827     25,366,412   13,881,827
                                                        ----------      ----------     ----------   ----------


            See Accompanying Notes to Unaudited Financial Statements

                       STARUNI CORPORATION AND SUBSIDIARY
        UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDING MARCH 31, 2001 AND 2000

                                                                                  Six Months Ended March 31
                                                                                         Unaudited

                                                                                    2001           2000
                                                                                 ---------        --------
Cash Flows From Operating Activities Net (loss)                                  $(20,503)       $(48,170)
                                                                                 ---------        --------
Adjustments To Reconcile Net Loss To Net Cash
         Used In Operating Activities
                     Depreciation                                                   14,000               -
                     Stock issued for services                                      51,800               -
                     (Increase) decrease in receivables                              8,515             252
                     Increase (decrease) in accounts payable                       (1,414)         (1,500)
                     Increase (decrease) in accrued payables                       (1,784)            (26)
                                                                                 ----------       --------
                               Net Adjustment                                       71,117          56,841
                                                                                 ---------        --------
                              Net Cash provided(Used) In Operating Activities       50,614        (49,444)
                                                                                 ---------        --------

 Cash Flows From Investing Activities
                    Purchase of equipment                                                -         (8,491)
                                                                                 ---------        --------
                             Net Cash (Used) By Investing Activities                     -         (8,491)
                                                                                 ---------        --------
  Cash Flows From Financing Activities
                  (Increase) decrease in loans to stockholder (net)               (27,300)        (48,850)
                  Proceeds from issuance of capital stock (Net)                    (4,616)         111,444
                   Increase  in long-term liabilities                                    -             850
                                                                                 ---------        --------
                           Net Cash Provided (used) By Financing Activities       (31,916)          63,444
                                                                                 ---------        --------
Net increase (decrease) in cash                                                     18,698           5,509
Cash-beginning                                                                      50,589         160,892
                                                                                 ---------        --------
Cash-end                                                                         $  69,287        $166,401
                                                                                 ---------        --------
Other information
      Interest paid in cash                                                      $  92,600        $      -
                                                                                 =========        ========
Stock issued for services in lieu of cash                                           51,800               -
                                                                                 =========        ========
Receivable from Embro Investment in lieu of cash                                 1,500,000               -
                                                                                 =========        ========

            See Accompanying Notes to Unaudited Financial Statements

                               STARUNI CORPORATION
                      NOTES TO UNAUDITED INTERIM CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED March 31, 2001


NOTE 1 - BASIS OF PRESENTATION

          The interim financial statements at March 31, 2001, and for the three and six month periods ended March 31, 2001 and 2000 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

          The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2000. The accompanying unaudited interim financial statements for the three and six month periods ended March 31, 2001, are not necessarily indicative of the results which can be expected for the entire year.

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary, Pego Systems, Inc. All intercompany balances and transactions have been eliminated. Pego Systems, Inc. was acquired November 16, 2000 and sold March 1, 2001.

NOTE 3 - ACQUISITION AND DISCONTINUED OPERATIONS OF SUBSIDIARY

          In November 2000 the Company acquired all of the stock of Pego Systems, Inc. (Pego) for 15,000,000 shares of the Company, or whatever amount equals 50% of the Company after the acquisition. The Company has closed down the operations of Pego since its acquisition. Pego was sold March 1, 2001.

          The Company has compiled the financial statements of Pego Systems, Inc. as of November 16, 2000 (date of acquisition) and December 31, 2000. Management has reported this activity as discontinued operations.

                               STARUNI CORPORATION
            NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

           Below summarizes the results of the discontinued operations

                               PEGO SYSTEMS, INC.
            UNAUDITED CONDENSED STATEMENT OF DISCONTINUED OPERATIONS
                              FOR THE PERIOD ENDING

                                        3 Months ending   Six months ending
                                        March 31, 2001      March 31, 2001

Net Sales                               $             -    $       344,013
                                        ---------------    ---------------

Direct cost of sales                                  -            280,000
Interest expense                                 60,000             92,600
General and administrative expenses             190,927            390,217
                                        ---------------    ---------------

Total operating expenses                        250,927            762,817
                                        ---------------    ---------------

Income (loss) from operations before
provision for income taxes                    (250,927)          (418,804)

Provision for income taxes                           -                  -
                                        ---------------    ---------------

Net (loss)                              $     (250,927)      $   (418,804)
                                        ---------------    ---------------









                      [THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM     2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company's major focus has been the creation and development of its ISP business. As a by-product, the Company has also been involved in the development of its Web Hosting and Web Design business.

Results of Operations

During the second quarter of 2001, the Company improved its financial condition. The Company increased its revenues over the comparable quarter and six month periods in 2000. As a direct result of increased revenues for the first and second quarters of 2001, the Company's overall financial health is improving.

On November 16, 2000, the Company acquired from Enova Holdings, Inc. all of the outstanding shares of Pego Systems, Inc. in exchange for Fifteen Million (15,000,000) restricted shares of the common stock of Staruni. Enova Holdings, Inc. is a Nevada corporation, with its principal offices located in Los Angeles, California.

Pego Systems, Inc. was a privately held corporation in the business of distribution and development of environmental-control and filtration systems. It had been in business for 27 years with such customers as Coca- Cola, Mobil Oil and other Fortune 500 Companies. The addition of Pego, with its significant revenues, was expected to add significant shareholder value to Staruni. Pego owned a manufacturing site, consisting of a 22,000 square foot facility located in Long Beach California.

The Company operated Pego Systems, Inc. as a wholly owned subsidiary from November 16, 2000 until March 1, 2001. On March 1, 2001, the Company discontinued operations of Pego Systems, Inc. and sold 100% of its interest in Pego Systems, Inc. to Embro Investments of Hong Kong, Peoples Republic of China for the sum of one million five hundred thousand dollars ($1,500,000). See Stock Purchase Agreement, exhibit 10(ii).

The $1,500,000 is represented by a promissory note which accrues interest at 8% per annum and is due and payable on January 14, 2004. See Promissory Note, exhibit 10(i).


Three Months ended March 31, 2001 and Six Months ended March 31, 2001

Gross revenues for the three months ended March 31, 2001 were $121,477 compared to $69,434 for the same period in 2000, an increase of $52,043. The gross revenues for the three months ended March 31, 2001, were higher than the comparable three months in 2000 due to the Company operating Pego Systems.

Gross revenues for the six months ended March 31, 2001 were $168,904 compared to $128,089 for the same period in 2000, an increase of $40,815. The gross revenues for the six months ended March 31, 2001, were higher than the comparable six months in 2000 due to the operation of Pego Systems.

Net income was $158,470 for the three months ended on March 31, 2001 compared to a net loss of $21,038 for the comparable three months in 2000. Net income (loss) as a percentage of revenues for the three month periods were 130% and (30%), respectively. The increase in net income resulted from an increase in revenues.

Net losses were $20,503 for the six months ended on March 31, 2001 and $48,170 for the comparable six months in 2000. Net loss as a percentage of revenues for the six month periods were (12%) and (3%), respectively. The decrease in net losses resulted from an increase in revenues.

General, and administrative expenses were $90,874 for the three months ended on March 31, 2001 and $35,122 for the comparable period in 2000, an increase of $55,752, or approximately 159%. The increase in general and administrative expenses resulted from the acquisition and operation of Pego Systems.

General, and administrative expenses were $124,872 for the six months ended on March 31, 2001 and $84,953 for the comparable period in 2000, an increase of $39,919. The primary reason for the increase was the acquisition and operation of Pego Systems.

Operating loss was $22 during the three months ended on March 31, 2001, compared to an operating loss of $21,038 for the comparable three months in 2000. The Company's operating loss decreased $21,016 or over 99% for the three months ended March 31, 2001 because of the operation of Pego Systems.

Operating loss was $11,118 during the six months ended on March 31, 2001, compared to an operating loss of $48,170 for the comparable six months in 2000. The Company's operating loss decreased $37,052 or 77% for the six months ended March 31, 2001 because of the operation of Pego Systems.

Capital Resources and Liquidity

The Company had a net working capital surplus of $162,312 for the six months ended March 31, 2001, as compared to $121,842 as of September 30, 2000 (year-end).

Net stockholders' equity in the Company was $1,662,523 as of March 31, 2001, compared to stockholder's equity of $121,869 as of September 30, 2000. The increase in net stockholder's equity is primarily due to the sale of Pego Systems and correspondent increase in receivables and stock issued.

Cash flows provided by operations were $50,614 for the six months ended March 31, 2001 as compared to cash flows used in operations of $49,444 for the comparable period in 2000.

Cash flows used by investing activities were $0 for the six months ended March 31, 2001 and $8,491 for the six months ended March 31, 2000.

Cash flows used by financing activities were $31,916 for the six months ending March 31, 2001, as compared to $63,444 generated by financing activities for the comparable period in 2000. The Company's financing activities have primarily consisted of private placements of its common stock.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

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

On January 17, 2001, the Company issued 2,590,000 shares of its common stock, at $0.01 per share, to the individuals listed below in exchange for services rendered to the Company each pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

-------------------------------------------------------------------------------
Name                                                          Number of Shares
John DeLisa                                                   100,000
Frederic Cohn                                                 1,000,000
Vincent Barone                                                200,000
James Morris                                                  100,000
Joseph Mazin                                                  50,000
Mikel Mahjobi                                                 140,000
Bruce Stuart                                                  1,000,000
-------------------------------------------------------------------------------


The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to seven individuals for services rendered; (2) there were only seven offerees who were issued stock for services rendered; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and
(6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.   The Company filed no reports on Form 8-K during
         the period covered by this report.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of May, 2001.


                                      Staruni Corporation

                                       /s/ Bruce D. Stuar
                                      -----------------------------------------
                                      Bruce D. Stuart, Chief Executive Officer,
                                      Chief Financial Officer

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

2(iv) * Certificate of Amendment of Articles of Incorporation of Staruni Corporation dated June 15, 1999 and filed August 20, 1999.

2(v)              *        By-Laws of Altius Corp. (Staruni Corporation) dated
                           February 8, 1962

10(i)             9        Promissory Note of Embro Investments in the amount of
                           $1,500,000 dated March 1, 2001

10(ii)            11       Stock Purchase Agreement dated January 8, 2001
                           between Embro Investments and Staruni Corporation

* Incorporated by reference from Form 10-SB filed March 22, 2000.

                                  Exhibit 10(i)

PROMISSORY NOTE

$1,500,000                                                      Date: 3/1/2001

For value received, the undersigned EMBRO INVESTMENTS, (the "Borrower"), at Hong Kong, Peoples Republic of China. promises to pay to the order of STARUNI CORP., (the "Lender"). at 1624 Westwood Blvd., Westwood California 90022, (or such other place as the Lender may designate in writing) the sum of $1,500,000.00 with interest at the annual rate of eight (8%) percent.

The unpaid principal and interest shall be payable in full on January 14, 2004.

Unpaid principal after the due date shall accrue interest at the rate of 18.00% annually until paid.

All payments on this Note shall be applied first in payment of accrued interest and any remainder in payment of principal.

The Borrower reserves the right to prepay this Note by making payment in full of the remaining unpaid principal and accrued interest.

If any payment obligation under this Note is not paid when due, the Borrower promises to pay an costs of collection, including reasonable attorney fees, whether or not a lawsuit is commenced as pant of the collection process.

If any of the following events of default occur, this Note and any other obligations of the Borrower to the Lender, shall become due immediately, without demand or notice:

      1) the failure of the Borrower to pay the principal and any accrued interest in full on or before the due date;

      2) the filing of bankruptcy proceedings involving the Borrower as a debtor;

      3) the application for appointment of a receiver for the Borrower;

      4) the making of a general assignment for the benefit of the Borrower's creditors;

      5) the insolvency of the Borrower

      6) a misrepresentation by the Borrower to the Lender for the purpose of obtaining or extending credit.

If my one or more of the provisions of this Note are determined to be uninforceable, in whole or in part, for any reason, the remaining provisions shall remain fully operative.

All payments of principal and interest on this Note shall be paid in the legal currency of the United States. The Borrower waives presentment for payment, protest, and notice of protest and nonpayment of this Note.

No renewal or extension of this Note, delay in enforcing any right of the Lenderr under this Note, or assignment by the Lender of this Note shall affect the liability or the obligations of the Borrower. All rights of the Lender under this Note are cumulative and may be exercised concurrently or consecutively at the Lender's option.

This Note shall be construed in accordance with the laws of the State of Hong Kong.

Signed this 15th day of February, 2001, at Hong Kong, Peoples Republic of China.

Borrower:
EMBRO INVESTMENTS


By:    /s/ Chen Kuok Nien
     --------------------
      , Managing Director

                                 Exhibit 10(ii)

                            STOCK PURCHASE AGREEMENT

This Stock Purchase Agreement ("Agreement") is entered into this 8th day of January, 2001 ("Effective Date") by and between Staruni Corp, ("SRUN"), a California Corporation with principal offices located in Los Angeles, California, and Embro Investments ("EMBRO"), a BVI Corporation with principal offices located in Hong Kong.

WHEREAS, EMBRO desires to acquire from SRUN all of the outstanding shares of Pego Systems, Inc. a wholly owned subsidiary of SRUN, and SRUN desires to sell all of the issued and outstanding shares of Pego, Inc., a California Corporation

NOW, THEREFORE with the above being incorporated into and made a part hereof for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

  1. Terms of Sale. SRUN will transfer thirty-three thousand shares of common stock of Pego Systems, Inc., a California Corporation (a figure representing 100% of the shares of Pego Systems, Inc.) to EMBRO and EMBRO will issue its promissory note in the amount of ONE MILLION FIVE HUNDRED THOUSAND ($1,500,000) DOLLARS, which shall be due and payable on the 14th day of January 2004, and said promissory note being annexed hereto and made a part hereof.

  2. Termination. This Agreement shall be valid and binding as of the date of execution hereof of both the agreement and promissory note

       A. By EMBRO

           (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in judgment of such board of directors made in good faith and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this agreement; or

           (2) If the Closing shall not have occurred prior to January 15, 2001, or such other date as shall have been approved by the parties hereto, other than for the reasons set forth herein;

           (3) If SRUN shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or any of the representation or warranties of SRUN contained herein shall be inaccurate in any material respect;

       B. By SRUN:

            (1) If EMBRO shall fail to comply in any material respect with any of its or their covenants or agreements contained in this Agreement or if any of the representations or warranties of EMBRO contained herein shall be innacurate in any material respect; or

In the event this Agreement is terminated pursuant to this paragraph, this Agreement shall be of no further force or affect, no obligation, right, or liability shall arise hereunder, and each party shall bear its own costs as well as the legal, accounting, printing, and other costs incurred in connection with negotiation, preparation and execution of the Agreement and the transaction herein contemplated.

4. Representation and Warranties of SRUN. SRUN hereby represents and warrants that effective this date and the Closing Date, the representations and warranties listed below are true and correct.

       A. Corporate Authority. SRUN has the full corporate power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of SRUN has duly authorized the execution, delivery, and performance of this Agreement.

       B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or committment material to the business of Pego Systems, Inc. to which SRUN is a party and has been duly authorized by all appropriate and necessary action.

       C. Deliverance of Shares. As of the Closing Date, the Pego Shares to be delivered to EMBRO will constitute valid and legally issued shares of Pego Systems, fully paid and non-assessable.

       D. SRUN has furnished to EMBRO certain unaudited and internally created Financial Statements regarding Pego Systems, Inc. These statements are dated November November 8, 2000 and cover the period of January 1, 2000 through September 30, 2000. Said Statements are attached hereto as Exhibit "A".

5. Representations and Warranties of EMBRO. EMBRO hereby represents and warrants that, effective this date and the closing date, the representations and warranties listed below are true and correct.

       A. Corporate Authority. EMBRO has the full corporate power and authority to enter this agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of EMBRO has duly authorized the execution, delivery, and performance of this Agreement.

       B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of EMBRO to which EMBRO is a party and has been duly authorized by all appropriated [sic] and necessary action.

6. Closing. The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before January 15th, 2001 by which time all parties shall have completed their due diligence.

     At closing SRUN will deliver the Pego shares to EMBRO and EMBRO will deliver the fully executed promissory note to SRUN.

7. Conditions Precedent of SRUN to Effect Closing. All obligations of SRUN under this Agreement are subject to fulfillment prior to or as of the Closing Date of each of the following conditions:
       A. The representations and warranties by and on behalf of SRUN contained in this Agreement or in any certificate or documents delivered to EMBRO pursuant to the provisions hereof shall be true in all material respects at and as of the time of closing as though such representations and warranties were made at and as of such time.

       B. SRUN shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the closing.

       C. All instruments and documents delivered to SRUN pursuant to the provisions hereof shall be reasonably satisfactory to EMBRO.

       Conditions Precedent to EMBRO to Effect Closing. All obligations of EMBRO under this agreement are subject to fulfillment prior to or as of the date of Closing, of each of the following conditions:

       A. The representations and warranties by and on behalf of EMBRO contained in this Agreement or in any certificate or documents delivered to SRUN pursuant to the provisions hereof shall be true in all material respects at and as of the time of closing as though such representations and warranties were made at and as of such time.

       B. EMBRO shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the closing.

       C. All instruments and documents delivered to SRUN pursuant to the provisions hereof shall be reasonably satisfactory to SRUN.

  1. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties, and covenants contained herein, which results in a failure to perform any obligation under this Agreement only to the extent of the expenses incurred in connection with such breach of failure to perform Agreement.

  2. Nature and Survival of Representations and Warranties. All representations and warranties and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation upon which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

  3.   Indemnification Procedures.

       A. Pego Systems, Inc. presently is in debt to Comerica Bank for approximately $950,000. Said sum has been guaranteed by Enova Holdings, Inc. and the Hartcourt Companies (OTCBB "HRCT") There is a present litigation in the matter with Comercia Bank suing both Pego and HRCT. Both Hartcourt and Enova have agreed to remain as guarantors of such debt (until and unless any court of competent jurisdiction shall rule otherwise) and shall hold EMBRO harmless for any and all costs incidental to this matter.

       B. If any other claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (indemnified party) will promptly cause notice thereof to be delivered to the party from whom is sought (indemnifying party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonably withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not in the defense of any such claim or litigation, consent to the entry of any judgment or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgment.

12. Costs and Expenses. Enova and SRUN shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. Enova and SRUN have been represented by their own attorney in this transaction, and shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary.

13. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

       To SRUN:          Staruni Corp.
                         1624 Westwood Blvd.
                         Westwood, CA 90022
                         310-470-9358
                         310-470-9127 (telefax)
                         Attn: Bruce Stuart, Pfresident

       To EMBRO:         Embro Investments
                         Unit 18 18/F, New Commerce Centre
                         19 On Sum St, Shatin, NT
                         Hong Kong
                         2868 9488
                         Fax 2848 6121
                         Attn: Chen Kuok Nien, Managing director

  15.  Miscellaneous.

          A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purpose of this Agreement.

          B. Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

          C. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

          D. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          E. Governing Law. This Agreement was negotiated and is being contracted for in the State of California, and shall be governed by the laws of Hong Kong, Peoples Republic of China, notwithstanding any conflict-of-law provision to the contrary. Any suit action or legal proceeding arising from or related to this Agreement shall be submitted for binding arbitration resolution to a judicial Arbitration and Mediation Service in Hong Kong. Pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The parties agree to abide by decisions rendered as final and binding, and each party irravocably [sic] and unconditionally consents to the jurisdiction of such courts in such suit, action or legal proceeding and waives any objection to the laying of venue in, or the jurisdiction of said courts.

          F. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties their respective heirs, administrators, executors, successors, and assigns.

          G. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

  IN WITNESS WHEREOF, the parties have executed this Agreement the day and above written.

                                       Staruni Corp.

                                       By:     /s/ Bruce Stuart
                                       ------------------------
                                       Bruce Stuart, President

                                       Embro Investments, Ltd.


                                       By:    /s/ Chen Kuok Nien
                                       ---------------------------------
                                       Chen Kuok Nien, Managing Director