Form 10QSB
period 2001-06-30
STARUNI CORP
filed 2001-08-14
CIK 1084384

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 13, 2001 was 33,116,899.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6


SIGNATURES....................................................................6

INDEX TO EXHIBITS.............................................................7











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Staruni Corporation, a California corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 5 and are incorporated herein by this reference.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                               STARUNI CORPORATION
                       UNAUDITED CONDENSED BALANCE SHEETS
                               AS OF JUNE 30, 2001

                                     ASSETS


Current assets
     Cash                                                        $     56,324
     Receivables                                                        5,481
     Advance to stockholder/officer                                    27,300
     Short term investments                                            11,821
     Prepaid expenses                                                  50,889
                                                                  -----------
Total Current Assets                                                  151,815

Property and equipment, net of accumulated depreciation                     -

Other assets
     Receivable - Embro Investments                                   500,000
                                                                  -----------
TOTAL ASSETS                                                     $    651,815
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
     Accounts Payable                                                   7,530
     Accrued Payables                                                       -
                                                                  -----------
Total Current Liabilities                                               7,530
                                                                  -----------

TOTAL LIABILITIES                                                       7,530
                                                                  -----------

SHAREHOLDERS' EQUITY
Preferred
     Class B Preferred Stock, no par value
         authorized 5,000,000, shares, no shares issued                     -
         and outstanding

Common
     Common stock, no par value, 250,000,000 shares
         authorized, 33,116,899 shares
         issued and outstanding at June 30, 2001                    1,426,264
     Common stock issued and not paid                                (410,781)
     Accumulated (deficit)                                           (371,198)
                                                                  -----------
NET STOCKHOLDER'S EQUITY                                              644,285
                                                                   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            651,815
                                                                 ============







            See Accompanying Notes to Unaudited Financial Statements

                               STARUNI CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDING JUNE 30, 2001 AND 2000

                                                                     Three Months Ended                    Nine Months Ended
                                                                          June 30,                             June 30,

                                                                    2001            2000              2001             2000
                                                             --------------  ----------------   ---------------   --------------
Income                                                      $       110,210  $         41,813  $      216,614   $        169,902
                                                             --------------   ---------------   --------------    --------------

     Computer and Internet related expenses                          55,082            38,479         110,232            129,785
     General and administrative expenses                             73,366           120,433         179,988            205,385
                                                             --------------   ---------------   --------------    --------------
Total operating expenses                                            128,448           158,912         290,220            335,170
                                                             --------------   ---------------   --------------    --------------
Income (loss) from operations                                       (18,238)         (117,099)        (73,606)          (165,268)
(Loss) from discontinued operations                                       -                 -        (348,654)                 -
Gain on sale of discontinued operations                                   -                 -         768,803                  -

                                                             ---------------  ---------------   --------------    --------------
Income (loss) from operations before provision for
income taxes                                                        (18,238)         (117,099)        346,543           (165,268)
Provision for income taxes                                                -                 -                     -            -
                                                             ---------------  ---------------   --------------    --------------
Net income (loss)                                           $      (18,238)  $       (117,099)  $     346,543   $       (165,268)
                                                             ===============   ==============   ==============    ==============



Basic income (loss) per share                               $          0.00  $          (0.01)  $        0.01   $          (0.01)
Weighted-average number of common stock
outstanding                                                      33,116,899        14,396,839      31,276,344         14,396,839
                                                            ----------------  ---------------   --------------    --------------
Diluted income (loss) per share                             $          0.00             (0.01)           0.01              (0.01)
                                                            ----------------  ---------------   --------------    --------------
Diluted weighted average number of common stock
outstanding                                                      33,116,899        14,396,839      32,576,344         14,396,839
                                                            ----------------  ---------------   --------------    --------------

            See Accompanying Notes to Unaudited Financial Statements

                       STARUNI CORPORATION AND SUBSIDIARY
        UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDING June 30, 2001 AND 2000

                                                                                            Nine Months Ended June 30
                                                                                                    Unaudited

                                                                                          2001                  2000
                                                                                      ------------       ------------------
Cash Flows From Operating Activities
         Net Income (loss)                                                           $     346,543       $        (165,269)
                                                                                      ------------       ------------------
Adjustments To Reconcile Net Income (Loss) To Net Cash Used In Operating
A
              Loss from Discontinued operations - Pego                                     348,654                       -
              (Gain) on sale of discontinued operations - Pego                           (768,803)                       -
         Depreciation                                                                          211                       -
          Stock issued for services                                                         25,900                  77,250
              (Increase) in prepaid expenses                                                 4,888                  (5,000)
         (Increase) in receivables                                                           8,691                     (45)
         Increase in loans to stockholder/officer (net)                                   (27,300)                 (78,850)
         Increase (decrease) in accounts and accrued payables                              (3,198)                  (3,526)
                                                                                      ------------       ------------------
                               Net Adjustment                                            (410,957)                 (10,172)
                                                                                      ------------       ------------------
          Net Cash provided(Used) In Operating Activities                                 (64,414)                (175,440)
                                                                                      ------------       ------------------

 Cash Flows From Investing Activities
                    Distribution from subsidiary - Pego                                      70,149                      -
                                                                                      ------------       ------------------
         Net Cash (Used) By Investing Activities                                             70,149                      -
                                                                                      ------------       ------------------

  Cash Flows From Financing Activities
                  Proceeds from issuance of capital stock - net                                  -                  111,444
                  Increase  in long-term liabilities                                             -                      850
                                                                                      ------------       ------------------
         Net Cash Provided (used) By Financing Activities                                        -                  112,294
                                                                                      ------------       ------------------

Net increase (decrease) in cash                                                              5,735                  (63,146)
Cash-beginning of period                                                                    50,589                  160,892
                                                                                      ------------         ----------------
Cash-end of period                                                                  $      56,324        $          97,746
                                                                                      ------------        -----------------

Other information
         Stock issued for services in lieu of cash                                  $       25,900        $          77,250
         Receivable from Embro Investment in lieu of cash                                  500,000                       -
         Stock issued for Pego Systems, Inc.                                               150,000                       -

            See Accompanying Notes to Unaudited Financial Statements

                               STARUNI CORPORATION
                      NOTES TO UNAUDITED INTERIM CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE PERIODS ENDED JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

         The interim financial statements at June 30, 2001, and for the three and nine month periods ended June 30, 2001 and 2000 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

         The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2000. The accompanying unaudited interim financial statements for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - SUBSEQUENT EVENT

         Private Equity Line of Credit Agreement

         On July 30, 2001, the Company filed with the Securities & Exchange Commission (SEC) a registration statement on SEC Form SB-2, the purpose of which will be to register for resale on behalf of certain selling shareholders:

         o Up to 25,750,000 shares of common stock issuable to the selling shareholders, pursuant to a Private Equity Line of Credit Agreement entered with Boat Basin Investors, LLC, (Boat Basin) and

         o Up to 4,250,000 shares of common stock issuable upon the exercise of up to 4,250,000 common stock purchase warrants to issue to the selling shareholders pursuant to the Private Equity Line of Credit Agreement.

         This would make a total of up to 30,000,000 shares of common stock that may be issued. Assuming the issuance of the maximum number of shares of common stock based upon the

                               STARUNI CORPORATION
                      NOTES TO UNAUDITED INTERIM CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE PERIODS ENDED JUNE 30, 2001

NOTE 2 - SUBSEQUENT EVENT - Continued

         Private Equity Line of Credit Agreement - Continued

         price of the common stock assumed in the registration statement, under the Private Equity Line of Credit Agreement, the Company anticipates the aggregate value of $2,400,000 that may be received by the Company.

         The Company has entered into a Private Equity Line of Credit Agreement with Boat Basin, a non related party, whereby the Company will sell unrestricted common stock for cash. The sale price of the common stock will be at the lowest bid price of the Company's common stock in the previous 30 days. The Company is not required to sell shares of its common stock under the agreement if the lowest closing bid price falls below $.20 per share during the pricing period. Under the investment agreement, the shares of common stock may be sold at a 25% discount to the lowest closing bid price of our common stock during the pricing period.

         The Company is also obligated to issue to Boat Basin certain common stock purchase warrants, expiring three years from the date of issue, to purchase additional shares of our common stock. The number of shares of common stock obligate of is equal to 10% of the number of shares directly sold to Boat Basin under the investment agreement. The exercise price of these warrants is 120% of the price paid by Boat Basin for shares directly purchased under the investment agreement.

ITEM     2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company's major focus is the creation and development of its ISP business. As a by-product, the Company has also been involved in the development of its Web Hosting and Web Design business.

Results of Operations

During the third quarter of 2001, the Company improved its financial condition. The Company increased its revenues over the comparable quarter and nine month periods in 2000. As a direct result of increased revenues for the first through third quarters of 2001, the Company's overall financial health is improving.

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

The Company operated Pego Systems, Inc. as a wholly owned subsidiary from November 16, 2000, until March 1, 2001. On March 1, 2001, the Company discontinued operations of Pego Systems, Inc. and sold 100% of its interest in Pego Systems, Inc. to Embro Investments of Hong Kong, Peoples Republic of China for the sum of one million five hundred thousand dollars ($1,500,000). The $1,500,000 is represented by a promissory note which accrues interest at 8% per annum and is due and payable on January 14, 2004. Management has determined it prudent to report the note from Embro and the related sale of Pego to Embro at $500,000 due to issues surrounding the collectibility of the full amount of the note, rather than $1,500,000. Consequently the financial statements reflect the sale at $500,000 not $1,500,000.

Three Months ended June 30, 2001, and Nine Months ended June 30, 2001

Gross revenues for the three months ended June 30, 2001, were $110,210 compared to $41,813 for the same period in 2000, an increase of $68,397. The gross revenues for the three months ended June 30, 2001, were higher than the comparable three months in 2000 due to the Company operating Pego Systems.

Gross revenues for the nine months ended June 30, 2001, were $216,614 compared to $169,902 for the same period in 2000, an increase of $46,712 The gross revenues for the nine months ended June 30, 2001, were higher than the comparable six months in 2000 due to the operation of Pego Systems.

Net loss was $18,238 for the three months ended on June 30, 2001, compared to a net loss of $117,099 for the comparable three months in 2000. Net loss as a percentage of revenues for the three month periods were 16.5% and 280%, respectively. The decrease in net loss resulted from an increase in revenues coupled with a decrease in general and administrative expenses.

Net income was $346,543 for the nine months ended on June 30, 2001, compared to a net loss of $165,268 for the comparable nine months in 2000. Net income as a percentage of revenues for the nine months ended June 30, 2001, was 160% compared to a net loss as a percentage of revenues of 97% for the nine months period ended June 30, 2000. The reason for the large swing is due to a net decrease in expenses of approximately $45,000, an increase in revenues of approximately $46,700, and extraordinary gain on the sale of discontinued operations of a net of $420,149 after deducting a $348,654 loss from discontinued operations.

General, and administrative expenses were $73,366 for the three months ended on June 30, 2001, and $120,433 for the comparable period in 2000, a decrease of $47,067, or approximately39%. The decrease in general and administrative expenses resulted from the decrease in administrative costs following the sale of Pego Systems.

General, and administrative expenses were $179,988 for the nine months ended on June 30, 2001, and $205,385 for the comparable period in 2000, a decrease of $26,397. The primary reason for the decrease was the decrease in advertising.

Operating loss was $18,238 during the three months ended on June 30, 2001, compared to an operating loss of $117,099 for the comparable three months in 2000. The Company's operating loss decreased $98,861 over the comparable period in 2000, due primarily to a decrease in advertising costs.

Operating loss was $73,606 during the nine months ended on June 30, 2001, compared to an operating loss of $165,268 for the comparable nine months in 2000. The Company's operating loss decreased $91,652 over the comparable period in 2000.

Capital Resources and Liquidity

The Company had a net working capital of $144,285 for the period ended June 30, 2001, as compared to $121,631 as of September 30, 2000 (year-end).

Net stockholders' equity in the Company was $644,285 as of June 30, 2001, compared to stockholder's equity of $121,8420 as of September 30, 2000. The increase in net stockholder's equity is primarily due to the sale of Pego Systems and correspondent increase in receivables and stock issued.

Cash flows used in operations were $64,414 for the nine months ended June 30, 2001, as compared to cash flows used in operations of $175,440 for the comparable period in 2000.

Cash flows provided by investing activities were $70,149 for the nine months ended June 30, 2001, and $0.00 for the nine months ended June 30, 2000.

Cash flows generated by financing activities were $0.00 for the nine months ending June 30, 2001, as compared to $112,294 generated by financing activities for the comparable period in 2000. The Company's financing activities have primarily consisted of private placements of its common stock.

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



                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August, 2001.


                               Staruni Corporation

                             /s/   Bruce D. Stuart
                             --------------------------------------
                             Bruce D. Stuart, Chief Executive Officer,
                             Chief Financial Officer

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

2(iv)      *        Certificate of Amendment of Articles of Incorporation of
                    Staruni Corporation dated June 15, 1999 and filed August 20,
                    1999.

2(v)       *        By-Laws of Altius Corp. (Staruni Corporation) dated February
                    8, 1962

10(i)      *        Promissory Note of Embro Investments in the amount of
                    $1,500,000 dated March 1, 2001

10(ii)     *        Stock Purchase Agreement dated January 8, 2001 between Embro
                    Investments and Staruni Corporation

* Incorporated by reference from Form 10-SB filed March 22, 2000. ** Incorporated by reference from Form 10-QSB filed May 18, 2001.