Form 10KSB
period 2001-09-30
STARUNI CORP
filed 2001-12-28
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001

[ ] Transition  report under Section 13 or 15(d) of the Securities  Exchange Act
of   1934   (No   fee   required)   for  the   transition   period   from
                           to                           .
--------------------------    -------------------------

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

                    1642 Westwood Blvd, Los Angeles, CA 90024
                    -----------------------------------------
               (Address of Principal Executive Offices) Zip Code)

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

The issuer's total consolidated revenues for the year ended September 30, 2001, were $368,261

At December 26, 2001, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 34,626,899

                                TABLE OF CONTENTS


                                     PART I


Item 1.     Description of Business............................................1

Item 2.     Description of Property............................................4

Item 3.     Legal Proceedings..................................................4

Item 4.     Submission of Matters to a Vote of Security-Holders................4


                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters...........4

Item 6.     Management's Discussion and Analysis or Plan of Operation..........5

Item 7.     Financial Statements...............................................8

Item 8.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure...........................................9

                                    PART III

Item 9.     Directors and Executive Officers...................................9

Item 10.    Executive Compensation............................................10

Item 11.    Security Ownership of Certain Beneficial Owners and Management....11

Item 12.    Certain Relationships and Related Transactions....................11

Item 13.    Exhibits and Reports on Form 8-K..................................12

Signatures....................................................................12

Index to Exhibits.............................................................13

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

Business of the Company

The Company is an ISP with its main offices located in Los Angeles, California. The Company provides a wide array of Internet services tailored to meet the needs of individual and business customers, including customers with little or no online experience. The Company does business mainly in southern California and presently has approximately fifteen hundred customers. The Company's growth is attributable, in part, to the use of media advertising. The Company operates its ISP business through its Cyberhotline Division, and advertises itself as Cyberhotline.

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

Description of Products and Services

The Company offers Internet services tailored to meet the needs of both individual and business customers. The Company's primary service offering is dial-up Internet access and value-added services for its individual customers. The Company's business customers are able to take advantage of Web hosting and other services. The Company's basic service is a $99 per year or $10.95 per month dial- up service.

The Company's current network provides customers with local dial-up access in 33 states and 4 locations in Canada.

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

The Company has done no marketing since 1999. This is due to poliferation at the time of free ISPs. However with the present demise of the free ISPs, the Company plans to start up a marketing campaign in second quarter. The Company will be able to profitably offer a better rate than even the $9.95 per month now offered by previously free Netzero (NASDAQ "Nzro").

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

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's public Reference Room at 450 Fifth St., NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Intent sites that contain reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information can be found concerning the Company on the Internet at http://www.staruni.com.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last 3 months of the fiscal year ended September 30, 2001, no matters were submitted by the Company to a vote of its shareholders.

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

Market Information

The Company's common stock is traded on Over the Counter Bulletin Board under the symbol "SRUN." The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of the past two fiscal years. The bid price for the Common Stock was $0.02 on December 26, 2001. The quotations below reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions:


Quarter Ended                                 High                     Low
-------------                                 ----                     ---
December 31,1999                              $0.91                    $0.25
March 31, 2000                                $0.80                    $0.38
June 30, 2000                                 $0.64                    $0.04
September 30, 2000                            $0.56                    $0.19

December 31, 2000                             $0.19                    $0.42
March 31, 2001                                $0.09                    $0.01
June 30, 2001                                 $0.10                    0.01
September 30, 2001                            $0.09                    $0.05

Record Holders

As of December 26, 2001, there were approximately 1,058 shareholders of record holding a total of 34,626,899 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered securities sold by the Company within the period covered by this report which have not been previously reported on Form 10-QSB.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company's major focus has been the creation and development of its ISP business. As a by-product, the Company has also been involved in the development of its Web Hosting business.

Results of Operations

Revenues

Revenues for the year ended September 30, 2001, increased to $368,261 from $205,949 for the year ended September 30, 2000. The increase resulted primarily from management fees of $171,000 collected from Pego Systems during the period it was owned by the Company.

Losses

Net Losses for the year ended September 30, 2001, increased to $285,159 from $261,456 for the year ended September 30, 2000. The increase in losses is primarily attributable to increased payroll and professional services costs.

The Company expects that it may continue to incur losses at least through fiscal 2002 and there can be no assurance that the Company will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Expenses

Total Operating Expenses for the year ended September 30, 2001, increased to $654,557 from $469,715 for the year ended September 30, 2000.

Computer and Internet related expenses decreased to $106,241 in the year ended September 30, 2001 from $167,271 in the year ended September 30, 2000. The decrease in Computer and Internet expenses is primarily attributable to a decrease in the Company's ISP business costs.

Payroll expenses increased to $268,421 in the year ended September 30, 2001 from $68,915 in the year ended September 30, 2000. The increase in payroll expenses was the result of payment of officer salaries.

Professional Services expenses increased to $217,689 in the year ended September 30, 2001, from $165,824 in the year ended September 30, 2000. The increase in professional services expenses was the result of increased auditing costs.

Liquidity and Capital Resources

Cash flow used by operations was $215,879 for the year ended September 30, 2001, as compared to cash flows used in operations of $200,982 for a comparable period in 2000. Negative cash flows in 2001 are primarily attributable to marketing costs.

Cash flow used by investing activities decreased to $0.00 for the year ending September 30, 2001, from $11,821 for the comparable period in 2000.

Cash flow generated from financing activities was $277,026 for the year ending September 30, 2001, as compared to $102,500 for the comparable period in 2000. The Company's financing activities have primarily consisted of private placements of its common stock.

The Company has partially funded its cash needs over the periods covered by this Form 10-KSB through the issuance of its common stock for cash. The Company intends, if necessary, to cover some of its cash needs over the next twelve months through sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration.

On September 28, 2000, the Company entered into a contract for a private equity line of credit with Boat Basin Investors, LLC (the ""LLC"), a Limited Liability Company formed under the laws of Nevis. Pursuant to the said agreement, the LLC has been given the option to purchase up to two million dollars in value of the Company's common stock pursuant to exemptions from registration provided by
Section 4(2) of the Securities Act of 1933 and Regulation "D" promulgated thereunder. Purchases will be made at 75% of the market price, which is defined as the lowest closing bid price, as reported on the principal exchange where the Company's stock is traded, for a thirty (30) day period prior to the date of notice of intent to purchase under the Agreement. [See exhibit 10(vi)]

However, there is no guarantee that any purchases will be made under the Agreement or that the Company will be able to raise additional funds from the sale of its securities.

On August 18, 2000, the Company entered into an agreement for consulting services with Rocket Worldwide Consulting, Inc. ("Worldwide"), a New York corporation, wherein the Company agreed to issue 200,000 shares of its common stock to Worldwide in exchange for business management and marketing consultation services to be provided by Worldwide. For additional information regarding the agreement, see exhibit 10(iv). These shares were issued to Vince Barone, a principal in Worldwide, in January of 2001 under the Company's Employee Benefit Plan.

On August 18, 2000, the Company entered into an agreement for consulting services with James Morris & Associates ("Morris"), a New York corporation, wherein the Company agreed to issue 100,000 shares of its common stock to Morris in exchange for Business Management and marketing consultation services to be provided by Morris. For additional information regarding the agreement, see exhibit 10(iii). These shares were issued to James Morris, a principal in Morris, in January of 2001 under the Company's Employee Benefit Plan.

On August 31, 2000, the Company entered into an agreement for consulting services with AMD Capital L.L.C. ("AMD"), wherein the Company agreed to issue 140,000 shares of its common stock to AMD in exchange for public relations services to be provided by AMD. For additional information regarding the agreement, see exhibit 10(ii). These shares were issued to Michael Mahjobi, a principal in AMD, in January of 2001 under the Company's Employee Benefit Plan.

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

Capital Expenditures

The Company made no significant capital expenditures on property or equipment during either 2000 or 2001. The Company has no present plans for any significant capital expenditures during the coming year.

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






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                               STARUNI CORPORATION





                          Audited Financial Statements

                            September 30, 2001 & 2000

                               STARUNI CORPORATION

                                TABLE OF CONTENTS

                            September 30, 2001 & 2000



INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . .Page   F-1


FINANCIAL STATEMENTS:

         Balance Sheets . . . . . . . . . . . . . . . . Page   F-2

         Statements of Operations. . . . . . . . . . . .Page   F-4

         Statements of Stockholders' Equity . . . . . . Page   F-5

         Statements of Cash Flows . . . . . . . . . . . Page   F-6


NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . .  Page   F-7

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

                               STARUNI CORPORATION
                                 Balance Sheets
                            As of September 30, 2001


                                     ASSETS
Current Assets

       Cash                                                       $      111,736

       Receivables                                                        18,500

       Short term investments                                             11,821

       Prepaid expense                                                         -
                                                                  --------------
         Total Current Assets                                            142,057
                                                                  --------------
Property and equipment, net of accumulated
         depreciation                                                          -
                                                                  --------------
         Total Assets                                             $      142,057
                                                                  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

       Accounts Payable                                           $       11,698

       Accrued Liabilities                                                     -
                                                                  --------------
         Total Current Liabilities                                        11,698
                                                                  --------------

         Total Liabilities                                                11,698
                                                                  --------------

Shareholders' Equity (Deficit)

       Class B Preferred Stock, no par value, authorized
         5,000,000 shares, issued and outstanding -0- shares                   -

       Common Stock, no par value, 250,000,000 shares authorized,
         32,676,899 shares issued and outstanding                      1,544,040

       Common stock issued and not paid                                (410,781)

       Accumulated  (Deficit)                                        (1,002,900)
                                                                  --------------
         Net Stockholders' Equity                                        130,359
                                                                  --------------
            Total Liabilities and Stockholders' Equity            $      142,057
                                                                  ==============


               See Accompanying Notes to the Financial Statements

                               STARUNI CORPORATION
                            Statements of Operations
                 For the Years Ended September 30, 2001 and 2000


                                                                                          September 30,
                                                                                    2001                  2000
Revenues:
    Management fees from Pego                                               $           171,000     $              -
    Internet provider and all other                                                     197,261              205,949
                                                                             ------------------     ----------------
Total Revenues                                                              $           368,261     $        205,949
                                                                            -------------------     ----------------
Operating expenses:
     Computer and Internet related expenses                                             106,241              167,271
     Payroll expenses                                                                   268,421               68,915
     Professional services                                                              217,689              165,824
     All other expenses                                                                  62,206               67,705
                                                                            ------------------      ----------------
Total operating expenses                                                                654,557              469,715
                                                                            -------------------     ----------------
       Income (loss) from operations                                                  (286,296)            (263,766)

Gain (loss) from discontinued operations                                                      -                    -

Gain (loss) on sale of discontinued operations                                                -                    -

Income from investments                                                                   2,080                5,590
                                                                            -------------------     ----------------
Income (loss) from operations before provision for income taxes                       (284,216)            (258,176)

Provision for income taxes                                                                  943                3,280
                                                                            --------------------    ----------------
       Net Income (Loss)                                                    $         (285,159)     $     (261,456))
                                                                            ===================     ================


Basic and diluted income (loss) per share                                   $            (0.01)     $         (0.02)
                                                                            ===================     ================
Basic and diluted weighted average shares common stock outstanding                   30,180,299           13,835,298
                                                                            ===================     ================


                 See Accompanying Notes to Financial Statements

                               STARUNI CORPORATION
                       Statements of Stockholders' Equity
                 For the Years Ended September 30, 2001 and 2000


                             Class B Preferred       Common Stock           Common Stock
                                   Stock                                     Issued and      Accumulated            Net
                                                                               Not Paid        (Deficit)           Equity
                           --------------------    -------------------      ------------   ----------------    ------------

                            Shares      Amount     Shares        Amount
Balance as of              --------   ---------    ----------   ---------
September 30,     1999           -    $     -      14,905,647   1,165,163    $ (513,281)   $      (456,285)    $   195,597

Cancellation of treasury                              (68,748)         -                                                 -
stock

Stock for services                                    690,000      85,201                                           85,201

Payments received on                                                            102,500                            102,500
previously issued stock
not paid

Net (Loss)
                                                                                                  (261,456)       (261,456)
                           --------   ---------    ----------   ----------   ------------   ----------------    ------------
Balance as of                -             -       15,526,899   1,250,364     (410,781)           (717,741)        121,842
September 30, 1999

Stock for services                                  2,150,000      16,650                                           16,650

Stock for Pego                                     15,000,000     277,026                                          277,026
Services, Inc.

Net (loss)                                                                                        (285,159)       (285,159)
                           --------   ---------    ----------   ----------   ------------   ----------------    ------------
Balance as of
September 30,  2001          -             -      $32,676,899  $1,544,040     ($410,781)       ($1,002,900)    $   130,359
                           ========   =========    ==========   ==========   ===========    ================   =============



                 See Accompanying Notes to Financial Statements

                               STARUNI CORPORATION
                            Statements of Cash Flows
                For the Years Ended September 30, 2001 and 2000,


                                                                                           September 30,
                                                                                      2001                2000
                                                                                     ------              ------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                           $   (285,159)        $  (261,456)
                                                                               ---------------      -------------
   Adjustments to reconcile Net Income (Loss) to Net Cash Used in Operating
Activities:
      Loss from discontinued operations-Pego                                              -                   -
      (Gain) on sale of discontinued operations-Pego                                      -                   -
       Depreciation                                                                     211               1,964
       Stock issued for services                                                     16,650              85,201
       Prepaid services paid in stock                                                51,000             (51,000)
       (Increase) decrease in prepaid expenses                                        4,777              (4,777)
       (Increase) decrease in receivables                                            (4,328)             (1,277)
       (Increase) decrease in stockholder/officer loans                                   -              30,150
       Increase (decrease) in accounts payable                                        2,754                (498)
       Increase (decrease) in accrued payables                                       (1,784)                711
                                                                               ---------------      -------------
Net Adjustments                                                                      69,280              60,474
                                                                               ---------------      -------------
    Net Cash (Used) in Operating Activities                                        (215,879)           (200,982)
                                                                               ---------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of securities                                                            -             (11,821)
        Purchase of equipment                                                             -                   -
                                                                               ---------------      -------------
    Net Cash (Used) By Investing Activities                                               -             (11,821)
                                                                               ---------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of capital stock for Pego                             277,026                   -
        Proceeds from issuance of capital stock-balances                                  -             102,500
                                                                               ---------------      -------------
    Net Cash Provided by Financing Activities                                       277,026             102,500
                                                                               ---------------      -------------

Net increase (decrease) in cash                                                      61,147            (110,303)
Cash - beginning of period                                                           50,589             160,892
                                                                               ---------------      -------------
Cash - end of period                                                           $    111,736         $    50,589
                                                                               ===============      =============





Supplemental Disclosure of Cash Information
        Cash Paid for interest                                                               -                -
        Cash paid for taxes                                                    $            94      $     3,280
                                                                               ===============      =============
Other information:
    Stock issued for services in lieu of cash                                  $        16,650$          85,201
    Receivables from Embro Investments in lieu of cash                                       -                -
    Stock issued for Pego Systems, Inc.                                                      -                -
    Prepaid services paid in stock in prior year                               $        51,000      $         -
                                                                               ===============      =============


               See Accompanying Notes to the Financial Statements

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

NOTE 2 - Property and Equipment

         Property and equipment consisted of the following at September 30, 2000 and 1999:
                                                                    Estimated
                                             2000         1999     Useful Lives
                                          -----------  ----------  ------------

        Computer & other equipment        $    16,817  $   16,817   2-5 years
        (Less) Accumulated Depreciation       (16,606)    (14,643)
                                          -----------  ----------

        Net Property and Equipment        $     211    $    2,174
                                          ===========  ==========

                               STARUNI CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 3 - Related Party Transactions

         Monies have been advanced by the Company to the Company's principal shareholder / officer. No amounts are due to or from the Company at September 30, 2000.

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

NOTE 5 - Lease Commitments

         The Company entered into three computer equipment and software lease contracts payable over 24 months, all ending before September 30, 2001.

         Lease commitments by year are:
                           September 30, 2001            1,965

         The Company rents office space at $1,5230 per month on a month to month basis with no long term commitment. It also rents space and usage of Internet equipment and phone clinic at $1,950 per month on a month to month arrangement.

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

                               STARUNI CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 6 - Income Taxes

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30 are:

                                                       2000                1999
                                                  ---------           ----------
         Deferred tax assets:
           Net operating loss carryforward        $ 140,000           $  85,000
                                                  ---------           ----------

         Total gross deferred tax assets            140,000              85,000

         (Less) valuation allowance                (140,000)            (85,000)
                                                  ---------           ----------

         Net deferred tax assets                          -                   -
                                                  ---------           ----------

         Deferred tax liabilities:

         Total gross deferred tax liabilities             -                   -
                                                  ---------           ----------

         Net deferred tax                         $       -           $       -
                                                  =========           ==========

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers, control persons, and significant employees of the Company, their respective ages, and positions with the Company are as follows:



Name                         Age                    Position
----                         ---                    --------
Bruce D. Stuart              54                     Director, President, CEO
Michael Petrusis             33                     Director, Vice-President
Robert I. Riecks             60                     Director, Vice-President

Bruce D. Stuart, 54. Mr. Stuart is a Director of the Company and serves as President and CEO of the Company. Mr. Stuart graduated from U.C.L.A. in 1969 with a degree in political science, and in 1972 with a Juris Doctorate degree. He has been a member of the California State Bar since 1973. From 1993 to 1997, Mr. Stuart served as vice-president of PerfectData Corporation (NASDAQ). From 1984 to 1999 he served as Secretary and General Counsel of Flamemaster Corporation (NASDAQ). Mr. Stuart was the creator of the Company's Internet business in 1994 (Starnet Universe Internet, Inc.). Mr. Stuart has served as a Director and Officer of the Company since its acquisition of Starnet Universe Internet, Inc. in March of 1997. Mr. Stuart has been elected to serve as a Director until the next annual meeting of the Company, or until such time as his successor is duly elected and qualified. Mr. Stuart does not serve as a Director of any other public Company.

Mike Petrusis, 33. Mr. Petrusis is a Director of the Company and serves as vice-president of Information Technologies for the Company. Mr. Petrusis is a graduate of U.C.L.A. with a degree in Electrical Engineering. From 1990 to 1993, he worked at McDonnell Douglas creating computer simulation of missile systems. From 1992 to 1995 he was a partner in Acorn Technologies. In 1995 he formed Acutech, a Company specializing in systems integration and networking. Since 1995, Mr. Petrusis has served as the manager of Acutech. Mr. Petrusis has been elected a Director of the Company to serve until the next annual meeting of the Company, or until his replacement is duly elected and qualified. Mr. Petrusis does not serve as a Director of any other public company.

Robert I. Riecks, 60. Mr. Riecks has served a vice-president of marketing, and as a director of the Company since June of 2000. From 1993 to 1996, he served as national sales manager for Perfect Data Corporation of Simi California. From 1996 until the present, he as been a regional sales manager for Ansco Photo Corporation of Chicago Illinois. Mr. Riecks provides services to the Company on a part-time basis. Mr. Riecks was elected a Director of the Company in June, 2000, to serve until the next annual meeting of the Company, or until his replacement is duly elected and qualified. Mr. Riecks does not serve as a Director of any other public company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of four persons and one corporation who during the fiscal year ended September 30, 2001, were directors, officers, or beneficial owners of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

Bruce Stuart - Mr. Stuart was an officer and director of the Company during all of the year 2001. Mr. Stuart made no Section 16(a) compliance filings during the fiscal year ended September 30, 2001. Mr. Stuart further failed to timely file a Form 5 for the year ended December 31, 2000.

Michael Petrusis - Mr. Petrusis was an officer and director of the Company during all of the year 2001. Mr. Petrusis made no Section 16(a) compliance filings during the fiscal year ended September 30, 2001. Mr. Petrusis further failed to timely file a Form 5 for the year ended December 31, 2000.

Robert I. Riecks - Mr. Riecks was an officer and director of the Company during all of the year 2001. Mr. Riecks made no Section 16(a) compliance filings during the fiscal year ended September 30, 2001. Mr. Riecks further failed to timely file a Form 5 for the year ended December 31, 2000.

Frederick Cohn - Mr. Cohn was an officer and director of the Company during part of the year 2001, and is the beneficial owner of over 10% of the issued and outstanding shares of the Company. Mr. Cohn made no Section 16(a) compliance filings during the fiscal year ended September 30, 2001. Mr. Cohn further failed to timely file a Form 5 for the year ended December 31, 2000.

Enova Holdings - Enova Holdings was the owner of in excess of 10% of the issued and outstanding shares of the Company during all of the year 2001. Enova Holdings made no Section 16(a) compliance filings during the fiscal year ended September 30, 2001. Enova Holdings further failed to timely file a Form 5 for the year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal year ended September 30, 2001 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the president and any other employee(s) who received compensation in excess of $100,000.


                                                          SUMMARY COMPENSATION TABLE

                                       Annual Compensation                                  Long Term Compensation
                                  -------------------------------------  -----------------------------------------------------------
                                                                                      Awards                         Payouts
                                                                         ---------------------------------- ------------------------
                                                                                               Securities
                                                                                               Underlying
                                                         Other Annual     Restricted Stock       Options       LTIP      All Other
   Name and Principal               Salary     Bonus     Compensation         Award(s)            SARs       payouts   Compensation
        Position           Year      ($)        ($)           ($)                ($)               (#)         ($)          ($)
-----------------------  -------- ---------- ---------  ---------------  -------------------  ------------- ---------- -------------
Bruce D. Stuart,           2001      100,000        -                -    1,000,000 shares*             -          -               -
CEO and President          2000       70,000        -                -      280,000 shares              -          -               -

                         -------- ---------- ---------  ---------------  -------------------  ------------- ---------- -------------
                         * valued at $0.02 per share


Compensation of Directors

The Company's directors are not compensated for their services.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

As of December 26, 2001, there were 34,526,839 shares of common stock outstanding. The following table sets forth certain information concerning the ownership of the Company's Common Stock as of January 2, 2001, with respect to:
(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.

                              Name and Address of Beneficial              Amount and Nature of             Percent of
    Title of Class                        Owner                           Beneficial Ownership               class
--------------------       -----------------------------------           ----------------------           -------------
    Common Stock,                    Bruce D. Stuart                             2,514,444                    8.23%
   $.0001 par value                1642 Westwood Blvd.
                                  Los Angeles, CA 90024

    Common Stock,                    Michael Petrusis                              650,000                    2.12%
   $.0001 par value                1642 Westwood Blvd.
                                  Los Angeles, CA 90024

    Common Stock,                     Frederic Cohn                             15,000,000*1                 49.13%
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

--------
(1) Shares are beneficially attributed to Mr. Cohn as president of Enova Holdings, Inc.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-KSB, which are incorporated herein by reference.

Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of December, 2001.


                              Staruni Corporation


                /s/ Bruce Stuart
                ----------------------------------------
                Bruce Stuart, President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature              Title                                   Date

---------              -----                                   ----


/s/ Bruce Stuart       Chief Executive Officer and Director    December 27, 2001
--------------------
Bruce Stuart



/s/ Mike Petrusis      Director                                December 27, 2001
--------------------
Mike Petrusis



/s/ Robert I. Riecks   Director                                December 27, 2001
--------------------
Robert I. Riecks

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

2(iv)             *                 Certificate of Amendment of Articles of
                                    Incorporation of Staruni Corporation dated
                                    June 15, 1999 and filed August 20, 1999.

2(v)              *                 By-Laws of Altius Corp. (Staruni Corporation) dated February 8, 1962.

10(i)             **                Consulting Agreement dated August 31, 2000 between Staruni Corporation and AMD Capital L.L.C.

10(ii)            **                Consulting Agreement dated August 18, 2000 between Staruni Corporation and James Morris & Associates.

10(iii)           **                Consulting Agreement dated August 18, 2000, between Staruni Corporation and Rocket Worldwide Consulting, Inc.

10(iv)            **                Consulting Agreement dated September 6, 2000 between Staruni
                                    Corporation and Observation Capital.

10(v)             **                Private Equity Line of Credit Agreement between Boat Basin Investors, LLC and Staruni Corporation dated September 28, 2000.

10(vi)            **                Placement Agent Agreement between Staruni Corporation and Capstone
                                    Partners, L.C., a Utah Limited Liability Company dated October 13, 2000.




* Incorporated by reference from Form 10-SB/A filed May 12, 2000.
**Incorporated by reference from Form 10-KSB filed January 16, 2001.