Form 10QSB
period 2001-12-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2002-02-14
CIK 1084384

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from             to                .
                                          ------------    --------------


         Commission file number: 0-30061
                                 -------


                       ELEPHANT TALK COMMUNICATIONS, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)





               California                             95-2210753
              ------------                           ------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

           19222 Pioneer Blvd., Suite 100, Cerritos, California 90703
           -----------------------------------------------------------
            (Address of principal executive office)        (Zip Code)

                                 (562) 653-0400
                           (Issuer's telephone number)

          STARUNI CORPORATION 1642 Westwood Blvd, Los Angeles, CA 90024
                    (Former name, former address, and former
                   fiscal year, if changed since last report)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes XX           No
                 --             ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of January 14, 2002 was 34,626,899.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..........................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..........................2


                                     PART II

ITEM 6.  EXHIBITS......................................................4

SIGNATURES.............................................................4

INDEX TO EXHIBITS......................................................5











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Elephant Talk Communications, Inc., a California corporation, and its predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of December 31, 2001, and statements of operations, and statements of cash flows for the three months ended December 31, 2001 and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 6 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                       ELEPHANT TALK COMMUNICATIONS, INC.
                           f/k/a/ STARUNI CORPORATION
                       CONDENSED BALANCE SHEET (UNAUDITED)


                                                                December 31
                                                                    2001
                                     ASSETS
Current assets
          Cash                                           $                44,258
          Receivables                                                      4,927
          Other assets                                                    12,949
                                                            --------------------
                    Total current assets                                  62,134
                                                            --------------------


Property and equipment, net of accumulated depreciation                      -

                    Total Assets                         $                62,134
                                                            ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

          Accounts payable                               $                41,524
          Payroll expenses payable                                         9,775

                                                            --------------------
                    Total current liabilities                             51,299
                                                            --------------------

                                                            --------------------

                       ELEPHANT TALK COMMUNICATIONS, INC.
                           f/k/a/ STARUNI CORPORATION
                       CONDENSED BALANCE SHEET (UNAUDITED)
                                   (Continued)



                                                                December 31,
                                                                    2001
                                                                ----------------

                    Total liabilities                                     51,299
                                                                ----------------
Stockholders' equity
          Class B preferred stock, no par value,
            authorized 5,000,000 shares,  issued and
            outstanding -0- shares                                         -
          Common stock, no par value, 250,000,000
             shares authorized, 34,626,899 shares issued
             and outstanding with -0- shares in treasury               1,658,040
          Common stock issued and not paid                             (410,781)
          Accumulated (deficit)                                      (1,236,424)
                                                                ----------------
                    Net stockholders' equity                              10,835
                                                                ----------------
                    Total liabilities and stockholders' equity  $         62,134
                                                                ================




















                 See Accompanying Notes To Financial Statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                           f/k/a/ STARUNI CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    FOR THE THREE MONTHS ENDING DECEMBER 31,


                                                                  2001                     2000
                                                          ---------------------      ----------------
Revenue                                                $                 35,229    $           47,427

                                                          ---------------------      ----------------

Expenses
          Computer and internet related expenses                         42,236                24,526
          General and administrative                                    226,517                33,997
          Depreciation, amortization and interest                         -                     -
                                                          ---------------------      ----------------
                    Total expenses                                      268,753                58,523
                                                          ---------------------      ----------------

Loss from operations before income taxes                              (233,524)              (11,096)

Provision for income taxes                                                -                     -
                                                          ---------------------      ----------------
Net loss                                               $              (233,524)    $         (11,096)
                                                          =====================      ================

Basic and diluted loss per weighted-average
share of common stock outstanding
          Basic and diluted net loss per share         $                 (0.01)    $           (0.00)
                                                          =====================      ================
Basic and diluted weighted-average number of
 common stock outstanding                                            34,542,116            14,503,079
                                                          =====================      ================













                 See Accompanying Notes To Financial Statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                           f/k/a/ STARUNI CORPORATION
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDING DECEMBER 31,

                                                                                      2001                   2000
                                                                               ------------------      -----------------
Cash flows from operating activities
          Net loss                                                           $          (233,524)   $           (11,096)
Adjustments to reconcile net loss to
net cash used by operating activities
          Depreciation, net of adjustment                                                    -                      -
          Stock for services                                                              114,000                      -
          Decrease  in other current assets                                                12,445                  8,691
          Increase in accounts and notes payable                                           29,826                    816
          Increase  in taxes payable                                                        9,775                      -
                                                                               ------------------      -----------------
                    Net cash used by operation activities                                (67,478)                (1,589)
                                                                               ------------------      -----------------

Cash flows from investing activities
                    Net cash used by investing activities                                    -                      -
                                                                               ------------------      -----------------

Cash flows from financing activities
          Decrease  in notes and loans payable
           to stockholders                                                                   -                  (27,300)

                                                                               ------------------      -----------------
                    Net cash used by financing activities                                    -                  (27,300)

Net decrease in cash                                                                     (67,478)               (28,889)
                                                                               ------------------      -----------------
Cash - beginning                                                                          111,736                 50,589
Cash - ending                                                                $             44,258   $             21,700
                                                                               ==================      =================

Other information
                    Interest paid in cash                                    $               -   $                  -

                    Stock issued for services                                             114,000                      -



                 See Accompanying Notes To Financial Statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                           f/k/a/ STARUNI CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2001

NOTE 1.           BASIS OF PRESENTATION

         The interim financial statements for the three month period ended December 31, 2001 are unaudited, but include all adjustments which the management considers necessary for a fair presentation.

         The accompanying unaudited financial statements are for the interim period and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2001. The accompanying unaudited financial statements for the three month period ended December 31, 2001 are not necessarily indicative of the results which can be expected for the entire year.

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2.            NAME CHANGE TO ELEPHANT TALK COMMUNICATIONS, INC.

         On August 27,2001 the Company (Staruni Corporation) entered into an agreement to merge with Elephant Talk Limited, a subsidiary of The Hartcourt Companies, Inc. (OTC Bulletin Board: HRCT) a Hong Kong based company. The Company (Staruni Corporation) as the surviving company in the merger would change its name to Elephant Talk Communications, Inc. The merger completed on January 4, 2002 as further described in Note 3 below, Subsequent Events. Before the filing of this Form 10-QSB as of December 31, 2001,the name of the Company (Staruni Corporation) has since been name changed to Elephant Talk Communications, Inc. Therefore, all of this filing of Form 10-QSB refers to the Company name as Elephant Talk Communications, Inc. instead of Staruni Corporation.

NOTE 3.           SUBSEQUENT EVENTS

         CHANGES IN CONTROL OF COMPANY

         Subsequent to January 4, 2002 the Company filed a Form 8-K reporting changes in control of the Company. The following is quoted from the first part of that filing:

         "Pursuant to an Agreement of Merger and Plan of Reorganization (the "Merger Agreement"), [dated] August 27, 2001, and through the subsequent transaction (the "Merger") that closed on January 4, 2002 (the "Closing"), Staruni Corporation, a California corporation (the "Company" or "Staruni") merged with Elephant Talk Limited, a limited company incorporated in Hong Kong ("ETHK"). The Company is the surviving corporation and shall continue its corporate existence under the laws of California.

         "Pursuant to the terms of the Merger, each holder of ordinary shares of ETHK common stock, par value of HK$1 (One Hong Kong Dollar) immediately prior to the effective time of the merger (the "Merger Date") shall, by

                       ELEPHANT TALK COMMUNICATIONS, INC.
                           f/k/a/ STARUNI CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


          virtue of the merger and without any action on the part of such holder, be entitled to receive, as of the Merger Date, such number of shares of common stock of the Company, no par value, as the number of shares of ETHK common stock owned by such holder as of the Merger Date. Collectively, following the Merger, the former holders of ETHK common stock held an aggregate of 90% of the issued and outstanding shares of the Company's common stock. The Merger caused no change in any of the shares of the Company's common stock outstanding on the Merger Date, and no other securities were converted as a result of the Merger."

          REVERSE STOCK SPLIT

          In conjunction with the above described merger with ETHK, the Company announced on January 17, 2002 the approval of a 1 share for 10 shares reverse stock split. The reverse stock split took effect after the merger on January 4, 2002.


          SALE OF ASSETS FOR STOCK IN AN UNRELATED COMPANY

          In conjunction with the above described merger the Company signed a Letter of Understanding whereby the Company agreed to sell the Internet Service Provider (ISP) business to Vision Aerospace, Inc. (Vision), an unrelated company. Vision is owned primarily by the former CEO and President of the Company at December 31, 2001 and who has since resigned.

          The agreement also stated that the Company shall sell to Vision all assets of the Company which existed as of January 3, 2002, including all stock and bank accounts of the Company, in exchange for 1,000,000 shares of Vision.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

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

Merger since December 31, 2001

On January 4, 2002 the Company (Staruni Corporation) completed its merger with Elephant Talk Limited, a Hong Kong based company (ETHK). ETHK was a subsidiary of The Hartcourt Companies, Inc. (OTC Bulletin Board: HRCT). After the merger the Company (Staruni Corporation) changed its name to Elephant Talk Communications, Inc. This is the name used for the Company through out this Form 10- QSB.

The new emphasis of the Company will be to carry on the business ETHK was involved in and to expand and develop its market share. ETHK marketed telephone cards globally with a major present emphasis in the Asia culture, both geographic and ethnic. ETHK was also involved in other related areas of telephone communication applications. The Company will continue its presence in those business areas as well.

The results of operations reported in this Form 10-QSB are those of the Company (Staruni Corporation) before the merger. None of the operations of ETHK are recognized or reported in this Form 10-QSB.

Results of Operations
Three months ended December 31, 2001 & 2000.

Sales

Sales for the three months ended December 31, 2001 decreased to $35,000 from $47,000 for the comparable period in 2000, a decrease of 26%. The decrease in revenues was primarily attributable to a reduction in internet provider sales. Management attributes this decrease in internet provider sales to the lack of advertising of its IPS.

Expenses

Total Operating Expenses for the three months ended December 31, 2001, increased by $210,000 from $58,000 in the comparable period in 2000. The increase in expenses was primarily attributable to computer and internet related expenses of $18,000, consulting & professional services of $146,000 and all other expenses of $46,000.

Computer and Internet related expenses increased to $42,000 for the three months ended December 31, 2001 from $25,000 in the three months ended December 31, 2000. The increase in computer and Internet related expenses was primarily attributable to a change in who the computer equipment is leased from and the method used to compute the lease charges.

General and Administrative expenses, for the three month period ended December 31, 2001, increased $193,000 from $34,000 at December 31, 2000 to $227,000 at
December 31, 2001. The increase in general and administrative expenses was primarily attributable to the significant expenses relating to efforts to merge with ETHK.

Losses

Net losses for the three months ended December 31, 2001, were $234,000 up from a net loss of $11,000 for the comparable period in 2000, an increase of $223,000. The increase in losses was primarily attributable to significant expenses in the efforts to merge with ETHK.

The Company expects that because of the loss of this quarter that it may continue to show losses at least through fiscal 2002 and there can be no assurance that the Company will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future. However, with the merger of ETHK into the Company, management anticipates a profitable rest of fiscal 2002.


B.     Liquidity and Capital Resources

As of December 31, 2001, the Company has current assets of $62,000 and total assets of $62,000, as compared to $142,000 and $142,000, respectively at September 30, 2001. The Company had net working capital of $11,000 at December 31, 2001 compared to net working capital of $130,000 at September 30, 2001.

Net stockholder's equity in the Company was $11,000 at December 31, 2001, compared to $130,000 as of September 30, 2001.

Cash flows used in operations were $67,000 for the three months ended December 31, 2001 as compared to cash flows used in operations of $2,000 for the comparable period in 2000. Negative cash flows are primarily attributable to losses in operations during the period.

Cash flows generated from financing activities were $-0- for the three months ending December 31, 2001, as compared to a negative $27,000 for the comparable period in 2000. The Company's financing activities have primarily consisted of private placements of its common stock. During the three months ending December 31, 2001 consulting services were issued stock in lieu of cash in the amount of $114,000.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment during either 2001 or to date in 2001. The Company has no present plans for any significant capital expenditures during the remainder of this fiscal year

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $1,236,000 as of December 31, 2001 compared to an accumulated deficit of $1,003,000 at December 31, 2000. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or to obtain the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible, and (4) consummating the merger with ETHK. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of February 2002.




                                 ELEPHANT TALK                 February 12, 2002
                                 COMMUNICATIONS, INC.


                                  /s/ Russelle Choi
                                 ------------------------
                                 Russelle Choi
                                 CEO, President, and Director

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION

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