Form 10QSB
period 2002-03-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2002-05-15
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2002

     [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from ______________ to _______________

                        Commission File Number: 001-12671




                       ELEPHANT TALK COMMUNICATIONS, INC.
                     (formerly known as Staruni Corporation)
        (Exact name of small business issuer as specified in its charter)




                                   California
         (State or other jurisdiction of incorporation or organization)

                                   95-2210753
                        (IRS Employer Identification No.)

           19222 Pioneer Blvd., Suite 100, Cerritos, California 90703
                    (Address of principal executive offices)

                                 (562) 653-0400
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].

As of March 31, 2002, Elephant Talk Communications, Inc. had 34,626,899 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                      Yes [  ]                       No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2002
                                                                           Page

PART 1   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2002 (Unaudited)
           and December 31, 2001                                             3

           Consolidated Statements of Operations for the Three Months
           ended March 31, 2002 and 2001 (Unaudited)                         4

           Consolidated Statements of Cash Flows for the Three Months
           ended March 31, 2002 and 2001 (Unaudited)                         5

           Notes to the Consolidated Financial Statements                    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10


PART II  OTHER INFORMATION

Item 1.    Legal Proceedings                                                14

Item 2.    Changes in Securities                                            14

Item 3.    Defaults upon Senior Securities                                  14

Item 4.    Submission of Matters to Vote of Security Holders                14

Item 5.    Other Information                                                14

Item 6.    Exhibits and Reports on Form 8-K                                 14

Signatures                                                                  15

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                           CONSOLIDATED BALANCE SHEETS
PART l
ITEM 1                               ASSETS
                                                  March 31, 2002    December 31,
                                                    (Unaudited)         2001
Current assets                                      -----------     -----------
  Cash                                              $    14,487     $    18,574
  Accounts receivable, net                            1,041,700       1,091,564
  Prepaid expenses and other current assets             642,918         653,941
                                                    -----------     -----------
     Total Current Assets                             1,699,105       1,764,079
                                                    -----------     -----------
PROPERTY AND EQUIPMENT - NET                          1,118,102       1,363,850
                                                    -----------     -----------
OTHER ASSETS
   Due from related parties                           1,406,255       1,557,230
   Investment in ETNS Singapore Pte., Ltd.              216,529         209,490
   Investments, net                                     190,835         360,000
                                                    -----------     -----------
     Total Other Assets                               1,813,619       2,126,720
                                                    -----------     -----------
TOTAL ASSETS                                        $ 4,630,826     $ 5,254,649
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Cash overdraft                                   $    95,743     $    33,165
   Accounts payable and accrued expenses              2,629,245       2,821,718
   Deferred revenue                                     150,000         194,000
   Other payables and customer deposits                 106,040         106,915
   Factor payable                                       198,205         198,205
   Capital lease liability, current portion              77,618          84,642
  Due to related parties                                924,793         802,381
                                                    -----------     -----------
     Total Current Liabilities                        4,181,644       4,241,026

LONG-TERM LIABILITIES
  Capital lease liability                                19,143          28,596
  Note payable                                          282,051         282,051
                                                    -----------     -----------
TOTAL LIABILITIES                                     4,482,838       4,551,673
                                                    -----------     -----------
STOCKHOLDERS' EQUITY
   Common stock, no par value, 250,000,000
    shares authorized, 34,626,899 shares
    issued and outstanding, respectively              5,084,963       5,074,128
   Accumulated deficit                               (3,163,419)     (2,865,096)
   Accumulated other comprehensive loss, net           (436,056)       (256,056)
   Less: note receivable - stock issuance            (1,337,500)     (1,250,000)
                                                    -----------     -----------
     Total Stockholders' Equity                         147,988         702,976
                                                    -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 4,630,826     $ 5,254,649
                                                    ===========     ===========
                 See accompanying notes to financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)

                                                         Three Months Ended
                                                  March 31, 2002  March 31, 2001
                                                   ------------    ------------

REVENUES, NET                                      $  2,947,878    $  2,493,188

COST OF REVENUES                                      2,846,010       2,432,689
                                                   ------------    ------------

GROSS PROFIT                                            101,868          60,499
                                                   ------------    ------------

OPERATING EXPENSES
 Depreciation                                           148,807         156,247
 Selling, general and administrative                    273,373         270,069
                                                   ------------    ------------
      Total operating expenses                          422,180         426,316
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (320,312)       (365,817)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
 Interest income                                         25,000            --
 Interest expense                                       (10,050)        (13,096)
 Equity in income (loss) of unconsolidated
  affiliate                                               7,039          14,994
                                                   ------------    ------------
      Total other income (expense)                       21,989           1,898
                                                   ------------    ------------

NET LOSS                                           $   (298,323)   $   (363,919)
                                                   ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized loss on available-for-sale securities      (180,000)           --
                                                   ------------    ------------
                                                       (180,000)           --
                                                   ------------    ------------

COMPREHENSIVE LOSS                                 $   (478,323)   $   (363,919)
                                                   ============    ============
Net loss per common share and equivalents
 - basic and diluted                               $      (0.01)   $      (0.01)
                                                   ============    ============
Weighted average shares outstanding
 during the period - basic and diluted               34,626,899      31,164,209
                                                   ============    ============

                 See accompanying notes to financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended
                                                  March 31, 2001  March 31, 2001
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $  (478,323)   $  (363,918)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Depreciation                                            148,807        156,247
 Write down of property and equipment                     96,941           --
 Write down in value of investments                      180,000           --
 Equity in income of unconsolidated affiliate             (7,039)       (43,369)
 Changes in operating assets and liabilities:
   (Increase) Decrease in:
    Accounts receivable                                   49,864        (74,256)
    Prepaid expenses and other current assets             11,023        355,031
    Cash overdraft                                        62,578         73,182
    Accounts payable and accrued expenses               (192,473)       677,254
    Deferred revenue                                     (44,000)          --
    Other payables and customer deposits                    (875)        87,804
                                                     -----------    -----------
       Net cash provided by (used in) operating
        activities                                      (173,497)       867,975
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                        --          (15,231)
 Purchase of investments                                 (10,835)          --
                                                     -----------    -----------
       Net cash used in investing activities             (10,835)       (15,231)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease payable                       (16,477)       (14,733)
 Proceeds from related parties, net                      196,722       (803,010)
                                                     -----------    -----------
       Net cash provided by (used in) financing
        activities                                       180,245       (817,743)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                           (4,087)        35,001

CASH, BEGINNING OF THE PERIOD                             18,574         28,260
                                                     -----------    -----------

CASH, END OF THE PERIOD                              $    14,487    $    63,261
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON - CASH
 INVESTING AND FINANCING ACTIVITIES:

Interest paid                                        $    10,050    $    13,096
Write down in value of investments                   $   180,000            --

                 See accompanying notes to financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

ITEM 1

NOTE 1:  Organization and Nature of Operations

     Elephant Talk Communications, Inc. (herein referred to as "ElephantTalk", "ETCI" or "Company" formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation. On January 4, 2002, the Staruni Corporation merged with Elephant Talk Limited, a limited company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the merger, and to emphasize that the Company's new focus will be the business of Elephant Talk Limited.

NOTE 2:  Basis of Presentation

     On January 4, 2002, the Company exchanged 90% of its common stock for 100% of the common stock of Elephant Talk Limited by issuing 31,164,210 shares of common stock to the shareholders of Elephant Talk Limited. Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of Elephant Talk Limited. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Elephant Talk Limited in substance, rather than a business combination, and is deemed a "reverse merger" for accounting purposes since the former owners of Elephant Talk Limited controlled majority of the total common shares outstanding immediately following the merger. Recapitalization accounting resulted in consolidated financial statements being issued under the name of Elephant Talk Communications, Inc., but were considered a continuation of Elephant Talk Limited.

     The Company previously reported its yearly consolidated financial statements on a fiscal year ending September 30. Since the merger with Elephant Talk Limited, the Company elected to adopt the fiscal year end of Elephant Talk Limited as its fiscal year end. Elephant Talk Limited reports it financial information on a calendar year basis. Therefore, the accompanying unaudited financial statements for the three months ended March 31, 2002 and 2001 are prepared to report the financial results of the Company of the first quarter results instead of reporting the results of six months ended March 31, 2002 and 2001.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

     financial statements and related notes included in the Company's 2001 Form 10-KSB. The audited consolidated financial statements of the Company for the year ended September 30, 2001 were filed on December 27, 2001 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation has been included.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year. Certain 2001 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

NOTE 3:  Principles of Consolidation

     The accompanying consolidated financial statements for the three months ended March 31, 2002 include the accounts of Elephant Talk Companies, Inc., its 100% wholly-owned subsidiary Elephant Talk Limited and its 39% equity investment in ETNS Singapore Pte., Ltd. The consolidated financial statements for the three months ended March 31, 2001 included only the accounts of Elephant Talk Limited and its 39% equity investment in ETNS Singapore Pte., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation. The merger with Elephant Talk Limited has been accounted for as a purchase and treated as a reverse acquisition since the former shareholders of Elephant Talk Limited control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on January 4, 2002.

NOTE 4:  Recent Pronouncements

     Statement on Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

     SFAS No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

     Management is in the process of evaluating the requirements of SFAS Nos. 142, 143 and 144, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

NOTE 5:  Stockholders' Equity

     Stock Split: As a condition precedent to the merger, Staruni Corporation authorized a reverse stock split of their common shares pursuant to which for every ten (10) shares of the issued and outstanding common shares one
     (1) common share was exchanged. On January 22, 2002 the Company effected a one (1) for ten (10) reverse stock split of its outstanding common stock. This reduced the number of shares outstanding from 34,626,899 shares to 3,464,000 shares after having 1,311 partial shares redeemed. These financial statements reflect the reverse stock split back to December 31, 2000 in computing the weighted average number of shares outstanding recognized for the loss per share.

     Issuance of common stock: As part of the merger agreement that completed on January 4, 2002, the Company issued 31,164,210 common shares to the former shareholders of Elephant Talk Limited. In addition, pursuant to a letter of understanding, on January 2, 2002, the Company sold the business operations of Staruni Corporation to the Vision Aerospace, Inc., owned principally by a former officer of Staruni for 1,000,000 shares of the common stock of Vision Aerospace, Inc. The Company has chosen to value the investment in Vision Aerospace, Inc. at $10,835 being the net value of assets and liabilities in exchange for 1,000,000 shares.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

NOTE 6:  Supplemental Disclosure of Cash Flows

     The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The cash flow statements do not include the following non-cash investing and financing activities:

     On January 4, 2002, the Company merged with Elephant Talk Limited and issued 31,164,210 common shares of no par value in exchange for 100% ownership of Elephant Talk Limited. Since the acquisition has been treated as a capital transaction in substance rather than a business combination, and is deemed a "reverse merger" for accounting purposes, the cash flow statements do not include acquisition of the following assets and liabilities of Elephant Talk Limited:
                           Current Assets                       $    62,134
                           Current Liabilities                  $    51,299

NOTE 7:  Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share for the three month periods ended March 31, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding.

NOTE 8:  Subsequent Events

     Issuance of Form S-8 "Registration Statements"
     On April 11, 2002, the Company filed a registration statement with the Securities and Exchange Commission offering to issue 2,000,000 common shares of no par value statement, to certain consultants and advisors pursuant to option agreements entered into between the Company and the consultants in consideration for services to be performed under the respective agreements in the aggregate, valued at $640,000. The term of the consultants agreements range from one to twelve months. On May 2, 2002, the Company issued 1,710,000 shares to certain consultants for payment for services underlying the April 11, 2002 registration statement.

     On April 16, 2002, the Company filed a registration statement with the Securities and Exchange Commission offering to issue 2,000,000 common shares of no par value statement, to a consultant for advisory services pursuant to an option agreement entered into between the Company and the consultant in consideration for services to be performed under the option agreement, valued at $640,000. The term of the consultant's agreement expires on April 10, 2003. No shares have been issued under the April 16, 2002 registration statement.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                 MARCH 31, 2002

PART 1

ITEM 2   Management Discussion and Analysis or Plan of Operation

     Elephant Talk Communications, Inc. is a facility based international long distance carrier offering highly reliable and competitively priced services on the wholesale market. The Company provides services to first-tier local and international telecommunications carriers, enabling those carriers and other service providers to offer voice and fax services to their end-customers. The operations include international long distance on both sides of the Pacific, serving over 20 foreign countries through an advanced and flexible network. The Company has been expanding its foothold in Asia with more profitable routes and the development of value-added services, such as PC-to-Phone service. The Company is actively pursuing new sales channels for the higher-margin prepaid calling card market, expanding from the U.S. to several countries in South East Asia.

     Pursuant to an agreement of merger and plan of reorganization, effective August 27, 2001, and through the subsequent merger that completed on January 4, 2002, Staruni Corporation, a California corporation merged with Elephant Talk Limited, a limited company incorporated in Hong Kong. Staruni was the surviving corporation and shall continue its corporate existence under the laws of California. The merger caused no change in any of the shares of the Company's common stock outstanding on the merger date, and no other securities were converted as a result of the merger.

     Background of Elephant Talk Limited:

     Established in late 1994, Elephant Talk Limited is located and operated in Hong Kong, and owned switching facilities in China, Hong Kong, the United States, Taiwan and Singapore, which now are own by the Company as a result of the merger. ETCI utilizes both IP and circuit switched technologies over a common platform, and provide international long distance services in wholesale market principally to carriers; prepaid and post paid phone cards; and other value added services

     Elephant Talk Limited's customers include some of the largest first and second tier telecommunications carriers in the U.S. and several carriers in South East Asia, including two of the four fixed network operators in Hong Kong. Since its establishment, Elephant Talk Limited expanded its network by installing more switches and hubs internationally. Because of this,
     Elephant  Talk  Limited has secured  termination  options  outside  Asia by entering into international operating agreements with foreign-based telecommunications carriers, including AT&T Corp., Global Crossing, Frontier Telecom Ltd. and MCI Worldcom Inc.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                 MARCH 31, 2002

     Capitalizing on a unique position to gain market share in Asia, the Company has leveraged Elephant Talk Limited's early entrant status by forging a stronger position in the People's Republic of China ("PRC") by forging an increasing number of strategic relationships. In 1996, only one-third of Elephant Talk Limited's traffic terminated in the PRC. The traffic increased to approximately 70% in 1998, and to over 80% in 1999-2000. In keeping with the extremely difficult economic and market conditions for telecommunications industry in Hong Kong, the Company reported disappointing first quarter results. The management discussions contained herein refer to only the operations of Elephant Talk Communications, Inc. and its subsidiaries.

     Results of Operations:
     The results of operations of ETCI for the three months ended March 31, 2002 consisted of primarily the operations of ETCI, 100% owned subsidiary Elephant Talk Limited, and 39% equity investment in ETNS Singapore Pte., Ltd. The results of operations for the three months ended March 31, 2001 consisted of 100% the operations of Elephant Talk Limited and its equity investment of 42.9% in ETNS Singapore Pte., Ltd

     Revenues and Cost of revenues: The Company reported revenues of $2,948,000 and $2,493,000 during the three months ended March 31, 2002 and 2001, respectively. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards and facsimile services provided to a wide range of customers including major telecommunication companies in the US, China and Hong Kong. Cost of revenue were $2,846,000 and $2,433,000 for the three months period ended March 31, 2002 and 2001, respectively. Cost of revenues included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services. Gross margin for the quarter ended March 31, 2002 improved to 3.45% compared to 2.43% for the quarter ended March 31, 2001. Gross margin improved in the quarter ended March 31, 2002 due to the change in the revenue mix for the services provided to the customers. The Company's sale of prepaid telephone credits increased significantly. In addition, growing application of IP-transmission technologies and services to more profitable trunk routes, which further helped, increase in gross margin.

     Selling, general and administrative expenses (S,G&A): S,G&A expenses were $273,000 and $283,000 for the three months ended March 31, 2002 and 2001 respectively. S,G&A expenses as a percentage of revenues declined to 9.27% during the three months ended March 31, 2002 compared to 11.63% for the same period in 2001, primarily due to the Company utilizing its resources efficiently due to the economic and market conditions in Hong Kong.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                 MARCH 31, 2002

     Other Income: Other income was $22,000 and $2,000 for the three months ended March 31, 2002 and 2001, respectively. Other income increased during 2002 primarily due to $25,000 in interest income earned on a promissory note to a shareholder. The Company earned $7,000 during the quarter ended March 31, 2002 on its equity investment in ETNS Singapore, Pte. Ltd compared to earnings of $15,000 for the same period in 2001.

     Comprehensive loss: The Company's investments comprised of marketable securities, all classified as available-for-sale, are carried at their fair value based upon the quoted market prices of the investments at March 31, 2002. Accordingly, unrealized gains and losses are included in stockholders' equity as other comprehensive income or (loss). The marketable securities are restricted as of March 31, 2002 and therefore not included in current assets. The company recorded an unrealized loss of $180,000 during the quarter ended March 31, 2002. The Company did not own any marketable securities at March 31, 2001.

     Liquidity and Capital Resources: The Company's principal capital requirements during the year 2002 are to fund the internal operations and fund the acquisitions of growth oriented telecommunication and related businesses in China and Hong Kong. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include necessary cash.

     As shown in the accompanying financial statements, ElephantTalk incurred a net loss of $478,000 for the three months ended March 31, 2002 as compared to a net loss of $364,000 for the same period in 2001. Additionally, ElephantTalk's current liabilities exceeded its current assets by $2,483,000 at March 31, 2002. These factors and ElephantTalk's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern. On April 11 and 16, 2002 ElephantTalk filed two registration statements with the Securities and Exchange Commission to issue 4,000,000 shares in aggregate, that will provide the necessary capital to settle certain obligations of the consultants and to continue its operations during 2002.

     Operating activities. During the three months ended March 31, 2002, net cash used in operating activities decreased to $174,000 compared to net cash provided by operating activities to $868,000 during the same period in 2001. The decrease in operating activities resulted primarily due to the increase in loss during the quarter of $478,000, write down in property and equipment by $97,000, write down in value of marketable securities by $180,000, offset by decrease in accounts payable and accrued expenses of $192,000 and deferred revenue of $44,000.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                 MARCH 31, 2002

     Investing activities. Net cash used in investing activities during the three months ended March 31, 2002, was $11,000 compared to $15,000 for the same period in 2001. Cash was primarily used to purchase 1,000,000 common shares of Vision Technology, Inc. in exchange of net of assets and liabilities of Staruni Corporation.

     Financing activities. Net cash provided by financing activities during the three months ended March 31, 2002 was $180,000 compared to cash used in financing activities of $818,000 during the same period in 2001. Net cash was provided due to net proceeds received from related parties amounting to $197,000 and payments on capital lease obligations of $16,500.

     As a result of the above activities, the Company experienced a net decrease in cash of $4,000 for the three months ended March 31, 2002. The ability of ElephantTalk to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                          OTHER INFORMATION (UNAUDITED)
                                 MARCH 31, 2002

PART II

ITEM 1   Legal Proceedings

     Hudson  Consulting  Group,  Inc.  ("Hudson" as Plaintiff) vs. Elephant Talk
     Communications,   Inc.,  ("ElephantTalk"  as  Defendant),   Third  Judicial
     District Court, State of Utah, Case No. 020902346 filed on March 15, 2002:

     Hudson, a Nevada corporation, filed an action claiming Staruni Corporation (predecessor of ElephantTalk) contracted for and received consulting services from Hudson in Salt Lake County, Utah over a period from 2000 until February 2002 in the amount of $16,306. The claim arose as Staruni Corporation failed to disclose to ElephantTalk liability due to Hudson, when the merger between Staruni Corporation and ElephantTalk completed on January 4, 2002. The claim has no merit against ElephantTalk and the Company intends to vigorously contest the case.

ITEM 2   Changes in Securities

         Not applicable

ITEM 3   Defaults Upon Senior Securities

         Not applicable

ITEM 4   Submission of Matters to Vote of Securities Holders

         None

ITEM 5   Other Information

         None

ITEM 6   Exhibits and Reports on Form 8-K

         a) Exhibits
         None.

         b) Reports on Form 8-K
         On January 4, 2002, Staruni Corporation and Elephant Talk Limited completed their merger pursuant to Share Exchange Agreement. File No. 000-30061 and Film No. 2512961. Incorporated herein by reference.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                          OTHER INFORMATION (UNAUDITED)
                                 MARCH 31, 2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.



                                           Elephant Talk Communications, Inc.

Date:  May 14, 2002                        By: /s/ Russelle Choi
                                           -----------------------------------
                                           Russelle Choi
                                           President & Chief Executive Officer