Form 10QSB
period 2002-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2002-08-09
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

 [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number: 000-30061



                       Elephant Talk Communications, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                                   California
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-2210753
                         -------------------------------
                        (IRS Employer Identification No.)

           19222 Pioneer Blvd., Suite 100, Cerritos, California 90703
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (562) 653-0400
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X ] No [ ].

As of June 30, 2002, Elephant Talk Communications, Inc. had 36,438,210 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  June 30, 2002
                                                                        Page
                                                                        ----
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2002
         (Unaudited)                                                    F-3

         Consolidated Statements of Operations for the Three
         Months and Six Months ended June 30, 2002 and 2001
         (Unaudited)                                                    F-4

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2002 and 2001 (Unaudited)                F-5

         Notes to the Consolidated Financial Statements                 F-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           F-11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                             F-15

Item 2.  Changes in Securities                                         F-15

Item 3.  Defaults upon Senior Securities                               F-15

Item 4.  Submission of Matters to Vote of Security Holders             F-15

Item 5.  Other Information                                             F-15

Item 6.  Exhibits and Reports on Form 8-K                              F-15

Signatures                                                             F-16

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2002
                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $        21,704
   Accounts receivable, net                                           761,188
   Prepaid expenses and other current assets                          627,903
                                                               --------------
Total current assets                                                1,410,795
                                                               --------------
Property and equipment, net                                           980,956

Other assets
   Due from related parties                                           993,132
   Investment in ETNS Singapore Pte., Ltd.                            202,120
   Investments, net                                                   100,835
                                                               --------------
Total other assets                                                  1,296,087
                                                               --------------
Total assets                                                  $     3,687,838
                                                               ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Cash overdraft                                             $       200,614
   Accounts payable and accrued expenses                            2,295,529
   Deferred revenue                                                   110,054
   Other payables and customer deposits                               112,589
   Factor payable                                                     198,205
   Capital Lease liability, current portion                            51,977
   Due to related parties                                             573,844
                                                               --------------
Total current liabilities                                           3,542,812

Long term Liabilities:
   Capital lease liability                                             27,837
   Notes payable, net of current portion                              282,051
                                                               --------------
Total liabilities                                                   3,852,700
                                                               --------------
Contingencies

Shareholders' Deficit
   Common stock, no par value, 250,000,000 shares authorized,
   36,438,210 shares issued and outstanding at June 30, 2002        5,632,163
   Accumulated deficit                                             (3,908,469)
   Accumulated other comprehensive loss                              (526,056)
   Less: note receivable - stock issuance                          (1,362,500)
                                                               --------------
Total shareholders' deficit                                          (164,862)
                                                               --------------
Total liabilities and shareholders' deficit                   $     3,687,838
                                                               --------------
          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the Three Months           For the Six Months
                                                Ended June 30                Ended June 30
                                          --------------------------  ---------------------------
                                               2002          2001          2002           2001
                                          ------------  ------------  ------------  -------------
Net sales                                 $  1,260,675  $  1,779,106  $  4,208,553  $   4,272,294

Cost of sales                                1,247,805     1,760,694     4,093,815      4,218,383
                                          ------------  ------------  ------------  -------------
Gross profit                                    12,870        18,412       114,738         53,911
                                          ------------  ------------  ------------  -------------
Operating expenses:
 Selling, general and administrative           661,557       808,199       934,930      1,053,268
 Depreciation and amortization                 140,436       159,194       289,243        315,441
                                          ------------  ------------  ------------  -------------
Total operating expenses                       801,993       967,393     1,224,173      1,368,709
                                          ------------  ------------  ------------  -------------
Loss from continuing operations               (789,123)     (948,981)   (1,109,435)    (1,314,798)

Other income (expense):
 Equity in earnings (loss) of affiliate            514         2,300         7,553         17,294
 Interest expense                              (12,567)      (16,240)      (22,617)       (29,336)
 Interest income                                25,000        12,500        50,000         12,500
 Other                                          31,926        49,614        31,926         62,114
                                          ------------  ------------  ------------  -------------
Total other income (expense)                    44,873        48,174        66,862         50,072
                                          ------------  ------------  ------------  -------------
Loss before income tax                        (744,250)     (900,807)   (1,042,573)    (1,264,726)

Income tax                                         800             -           800              -
                                          ------------  ------------  ------------  -------------
Net loss                                  $   (745,050) $   (900,807) $ (1,043,373) $  (1,264,726)
                                          ------------  ------------  ------------  -------------
Other comprehensive loss:
 Unrealized loss on available
 for-sale securities                           (90,000)     (180,000)     (270,000)      (180,000)
                                          ------------  ------------  ------------  -------------
Comprehensive loss                        $   (835,050) $ (1,080,807) $ (1,313,373) $  (1,444,726)
                                          ------------  ------------  ------------  -------------
Basic and fully diluted loss
  per common share:                       $      (0.02) $      (0.03) $      (0.03) $       (0.04)
                                          ------------  ------------  ------------  -------------
Weighted average number of shares
outstanding - Basic and fully diluted       35,815,910    34,626,899    35,224,689     34,626,899
                                          ============  ============  ============  =============



          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                    (formerly known as Staruni Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                         2002           2001
                                                    ------------  -------------

Cash flows from operating activities:
  Net loss                                          $ (1,043,373)  $ (1,264,726)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Loss on abandonment of property and equipment          93,651              -
   Depreciation and amortization                         289,243        313,123
   Non cash (increase) decrease of notes receivable     (112,500)       256,410
   Equity in (income) loss of affiliate                   (7,553)       (17,294)
   Shares issued in lieu of compensation and services    579,200              -
   Changes in operating assets and liabilities:
     (Increase) decrease in:
     Accounts receivable                                 330,376        128,561
     Prepaid expenses and other                           88,538        115,016
     Cash overdraft                                      167,449       (133,160)
     Accounts payable                                   (543,266)      (151,983)
     Other payables & customer deposits                    5,674        277,813
     Deferred revenue                                    (83,946)        20,924
                                                    ------------   ------------

Net cash used in operating activities                   (236,507)      (455,316)
                                                    ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment                           -        (38,783)
                                                    ------------   ------------
Net cash used in investing activities                          -        (38,783)
                                                    ------------   ------------
Cash flows from financing activities:
  Proceeds on stock subscriptions                              -        384,615
  Proceeds from related parties, net                     273,061        149,718
  Payments on capital leases                             (33,424)       (29,887)
                                                    ------------   ------------
Net cash provided by financing activities                239,637        504,446
                                                    ------------   ------------
Net increase in cash & cash equivalents                    3,130         10,347

Cash and cash equivalents, beginning of period            18,574         28,620
                                                    ------------   ------------
Cash and cash equivalents, end of period            $     21,704   $     38,967
                                                    ============   ============





          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1:  Organization and Nature of Operations
         -------------------------------------
         Elephant   Talk   Communications,   Inc.   (herein   referred   to   as
         "ElephantTalk", "ETCI" or "Company" formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider
         (ISP) and changed its name to Staruni Corporation. On January 4, 2002, the Staruni Corporation merged with Elephant Talk Limited; a limited company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the merger, and to emphasize that the Company's new focus will be the business of Elephant Talk Limited.

         On January 4, 2002, the Company exchanged 90% of its common stock for 100% of the common stock of Elephant Talk Limited by issuing 31,164,210 shares of common stock to the shareholders of Elephant Talk Limited. Elephant Talk Limited is a limited liability company incorporated in Hong Kong (ETHK) engaged in long distance telephone business. Per the agreement, the Company sold its Internet Service Provider (ISP) business to a related party, Vision Aerospace, Inc, (Vision), for 1,000,000 shares of Vision valued at $10,385. Vision is owned primarily by the former CEO and President of the Company. The value of the shares was recorded at the book value of the assets exchanged to acquire the shares of Vision. Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of Elephant Talk Limited. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Elephant Talk Limited in substance, rather than a business combination, and is deemed a "reverse merger" for accounting purposes since the former owners of Elephant Talk Limited controlled majority of the total common shares outstanding immediately following the merger. Recapitalization accounting resulted in consolidated financial statements being issued under the name of Elephant Talk Communications, Inc., but were considered a continuation of Elephant Talk Limited. No pro forma financial statements are being presented as ETCI has no assets other than the shares of the related third party discussed above.

         The business purpose of the merger is new emphasis of the Company to gain market share in the telecommunication industry in Asia.

NOTE 2:  Basis of Presentation
         ---------------------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

         10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2001 Form 10-KSB. The audited consolidated financial statements of the Company for the year ended September 30, 2001 were filed on December 27, 2001 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation has been included.

         The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year. Certain 2001 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

NOTE 3:  Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements for the three months and six months ended June 30, 2002 include the accounts of Elephant Talk Communications, Inc., its 100% wholly-owned subsidiary Elephant Talk Limited and its 39% equity investment in ETNS Singapore Pte., Ltd. The consolidated financial statements for the three months and six months ended June 30, 2001 included only the accounts of Elephant Talk Limited and its 36.3% equity investment in ETNS Singapore Pte., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4:  Recent Pronouncements
         ---------------------
         On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

         SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No. 142, "Goodwill and Other Intangible Assets" establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective for fiscal years beginning

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

         after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

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

         The adoption of above pronouncements did not materially impact the Company's financial position or results of its operations.

NOTE 5:  Stockholders' Equity
         --------------------
         Stock Split: As a condition precedent to the merger, Staruni Corporation authorized a reverse stock split of their common shares pursuant to which for every ten (10) shares of the issued and outstanding common shares one (1) common share was exchanged. On January 22, 2002 the Company effected a one (1) for ten (10) reverse stock split of its outstanding common stock. This reduced the number of shares outstanding from 34,626,899 shares to 3,464,000 shares after having 1,311 partial shares redeemed. The basic and diluted net loss per share per these financial statements has been restated to retroactively effect the reverse stock split.

         Issuance of common stock: As part of the merger agreement that completed on January 4, 2002, the Company issued 31,164,210 common

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

         shares to the former shareholders of Elephant Talk Limited. In addition, pursuant to a letter of understanding, on January 2, 2002, the Company sold the business operations of Staruni Corporation to Vision Aerospace, Inc., owned principally by a former officer of Staruni for 1,000,000 shares of the common stock of Vision Aerospace, Inc. The Company has valued the investment in Vision Aerospace, Inc. at $10,835 being the net value of assets and liabilities in exchange for 1,000,000 shares.

         On April 11, 2002, the Company filed a registration statement with the Securities and Exchange Commission offering to issue 2,000,000 common shares of no par value statement, to certain consultants and advisors pursuant to option agreements entered into between the Company and the consultants in consideration for services to be performed under the respective agreements. The terms of the consultants agreements range from one to twelve months. On May 2, 2002, the Company issued 1,710,000 shares under the offering, valued at $579,200 to certain consultants for payment for services underlying the April 11, 2002 registration statement.

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

NOTE 6:  Supplemental Disclosure of Cash Flows
         -------------------------------------
         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for income tax and interest during the six-month periods ended June 30, 2002 and 2001.

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 7:  Basic and Diluted Net Loss Per Share

         Basic and diluted net loss per share for the three month and six month periods ended June 30, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock and common stock equivalents outstanding.

NOTE 8:  Going concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $3,908,469 including net losses of $745,050 and $1,043,373 for the three month and six month periods ended June 30, 2002, respectively. The total shareholders' deficit amounted to $164,862 on June 30, 2002.

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued
         operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2002, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and (iii) management of accounts payable. In that regard, on April 11 and 16, 2002, Elephant Talk filed two registration statements with the Securities and Exchange Commission to issue 4,000,000 shares in aggregate, that will provide the necessary capital to settle certain obligations of the consultants and to continue its operations during 2002.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                  JUNE 30, 2002

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

         Pursuant to an agreement of merger and plan of reorganization, effective August 27, 2001, and through the subsequent merger that completed on January 4, 2002, Staruni Corporation, a California corporation merged with Elephant Talk Limited, a limited company incorporated in Hong Kong. Staruni was the surviving corporation and continued its corporate existence under the laws of California. The merger caused no change in any of the shares of the Company's common stock outstanding on the merger date, and no other securities were converted as a result of the merger.

         Background of Elephant Talk Limited:

         Established in late 1994, Elephant Talk Limited is located and operated in Hong Kong, and owns switching facilities in China, Hong Kong, the United States, Taiwan and Singapore, which now are owned by the Company as a result of the merger. ETCI utilizes both IP and circuit switched technologies over a common platform, and provide international long distance services in wholesale market principally to carriers; prepaid and post paid phone cards; and other value added services

         Elephant Talk Limited's customers include some of the largest first and second tier telecommunications carriers in the U.S. and several carriers in South East Asia, including two of the four fixed network operators in Hong Kong. Since its establishment, Elephant Talk Limited expanded its network by installing more switches and hubs internationally. Because of this, Elephant Talk Limited has secured termination options outside Asia by entering into international operating agreements with foreign-based telecommunications carriers, including AT&T Corp., Frontier Telecom Ltd. and MCI WorldCom Inc.

         Capitalizing on a unique position to gain market share in Asia, the Company has leveraged Elephant Talk Limited's early entrant status by

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                  JUNE 30, 2002

         holding a stronger position in China by forging an increasing number of strategic relationships. In 1996, only one-third of Elephant Talk Limited's traffic terminated in China. The traffic increased to approximately 70% in 1998, and to over 80% in 1999-2000. In keeping with the extremely difficult economic and market conditions for telecommunications industry in Hong Kong, the Company reported disappointing second quarter results. The management discussions contained herein refer to only the operations of Elephant Talk Communications, Inc. and its subsidiaries.

         Results of Operations:

         The results of operations of ETCI for the three and six months ended June 30, 2002 consisted of primarily the operations of ETCI, wholly-owned subsidiary Elephant Talk Limited, and 39% equity investment in ETNS Singapore Pte., Ltd. The results of operations for the three and six months ended June 30, 2001 consisted of 100% the operations of Elephant Talk Limited and its equity investment of 36.3% in ETNS Singapore Pte., Ltd.

         Sales and Cost of sales: The Company reported net sales of $1,260,675 and $4,208,553 during the three and six months ended June 30, 2002 compared to $1,779,106 and $4,272,294 for the same periods in 2001. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards and facsimile services provided to a wide range of customers including major telecommunication companies in the US, China and Hong Kong. The drop in sales by approximately 29% in the three months ended June 30, 2002 as compared to three months ended June 30, 2001was due to a drastic drop in prepaid calling card sales in the US and significant lowering in market tariff rate, which was partially offset by increase in traffic volume. We expect the unit tariff to bottom out in the near future, thus sustaining our revenue level. The Company is looking to find sales agents who could perform better to aggressively protect Company's credit card business in the US. The revenue for six months ended June 30, 2002 decreased by approximately 1% from the corresponding period last year. Cost of sales were $1,247,805 and $4,093,815 during the three and six months ended June 30, 2002 compared to $1,760,694 and $4,218,383 for the same periods in 2001. Cost of sales included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services. The drop in cost of sales was primarily due to significant decrease in the cost of leasing transmission and facilities by the company during the year 2002. Gross profit for the three and six months ended June 30, 2002 was 1.02% and 2.72% compared to 1.03% and 1.26% for the same periods in 2001. Gross profit for the three months ended June 30, 2002 was consistent with the gross profit for the three months ended June 30, 2001. Gross profit improved for the six months ended June 30, 2002

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                  JUNE 30, 2002

         compared to the same period of 2001 due to the improved utilization of transmission facilities together with getting more competitive terms and pricing from several major long distance service providers in China. In addition, growing application of IP-transmission technologies and services to more profitable trunk routes further helped increase in gross profit.

         Selling, general and administrative expenses (S,G&A): S,G&A expenses were $661,557 and $934,930 for the three and six months ended June 30, 2002 compared to $808,199 and $1,053,268 for the same periods in 2001. S,G&A expenses as a percentage of sales increased to 52.48% during the three months ended June 30, 2002 compared to 45.43% for the same period in 2001 primarily due to increased consulting and investor relations expense incurred by the company to increase the company awareness in US markets. S,G&A expenses as a percentage of sales decreased to 22.21% during the six months ended June 30, 2002 compared to 24.65% for the same period in 2001 due to the higher legal fees and facilities expenses incurred by the company during the same periods in 2001. During 2002, the company utilized its resources efficiently due to the economic and market conditions in Hong Kong.

         Other Income: Other income was $44,873 and $66,862 for the three and six months ended June 30, 2002 compared to $48,174 and $50,072 for the same periods in 2001. Other income decreased during three months ended June 30, 2002 compared to the same period in 2001 primarily due to the increase of $12,500 in interest earned on a promissory note to a shareholder in three months ended June 30, 2002 offset by higher increase of miscellaneous income by $17,688 and increased interest expense by $3,673 for the same period in 2001. The Company earned $514 and $7,553 during the three and six months ended June 30, 2002 on its equity investment in ETNS Singapore, Pte. Ltd compared to earnings of $2,300 and $17,294 for the same periods in 2001.

         Comprehensive loss: The Company's investments comprised of marketable securities, all classified as available-for-sale, are carried at their fair value based upon the quoted market prices of the investments at June 30, 2002 and 2001, respectively. Accordingly, unrealized gains and losses are included in stockholders' equity as other comprehensive income or (loss). The marketable securities are restricted as of June 30, 2002 and therefore not included in current assets. The company recorded an unrealized loss of $90,000 and $270,000 during the three and six months ended June 30, 2002 compared to $180,000 for the same periods in 2001.

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                  JUNE 30, 2002



         As shown in the accompanying financial statements, ElephantTalk incurred a net loss of $1,043,373 for the six months ended June 30, 2002 as compared to a net loss of $1,264,726 for the same period in 2001. Additionally, ElephantTalk's current liabilities exceeded its current assets by $2,132,017 at June 30, 2002. These factors and ElephantTalk's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern.. On April 11 and 16, 2002 ElephantTalk filed two registration statements with the Securities and Exchange Commission to issue 4,000,000 shares in aggregate, that will provide the necessary capital to settle certain obligations of the consultants and to continue its operations during 2002.

         Operating activities. During the six months ended June 30, 2002, net cash used in operating activities amounted to $236,507 compared to net cash used in operating activities of $455,316 during the same period in 2001. The decrease in net cash used in operating activities resulted primarily due to the decrease in loss during the six months of $221,353, adjustment to the loss non cash items of loss on abandonment of property and equipment of $93,651, non cash increase of notes receivable of $112,500 issuance of shares in lieu of compensation and services amounting to $579,200 and due to increase in cash due to operating activities of: increase in accounts receivable and cash overdraft of $330,376 and $167,449, offset by decrease in accounts payable and deferred revenue of $543,266 and $83,946, respectively.

         Investing activities. Net cash used in investing activities during the six months ended June 30, 2002, was zero compared to net cash used in purchase of property and equipment of $38,783 during the same period in 2001.

         Financing activities. Net cash provided by financing activities during the six months ended June 30, 2002 was $239,637 compared to $504,446 during the same period in 2001. Increase was primarily due to net proceeds received from related parties amounting to $273,061.

         As a result of the above activities, the Company experienced a net increase in cash of $3,130 for the six months ended June 30, 2002. The ability of ElephantTalk to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                          OTHER INFORMATION (UNAUDITED)
                                  JUNE 30, 2002

PART II

ITEM 1   Legal Proceedings

         None.

ITEM 2   Changes in Securities

         None.

ITEM 3   Defaults Upon Senior Securities

         Not applicable

ITEM 4   Submission of Matters to Vote of Securities Holders

         None

ITEM 5   Other Information

         None

ITEM 6   Exhibits and Reports on Form 8-K

         a) Exhibits
         None.

         b) Reports on Form 8-K

         On August 6, 2002, Elephant Talk Communications, Inc. appointed new independent accountants. File No. 000-30061 and Accession Number 0001017386-02-000203. Incorporated herein by reference.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                          OTHER INFORMATION (UNAUDITED)
                                  JUNE 30, 2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.



                                         Elephant Talk Communications, Inc.

Date:  August 9, 2002                    By: /s/ Russelle Choi
                                             --------------------------------
                                             Russelle Choi
                                             President & Chief Executive Officer