Form 10QSB
period 2002-09-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2002-11-14
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

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

                                 Yes [X ] No [ ]

As of September 30, 2002, Elephant Talk Communications, Inc. had 36,438,210 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                               September 30, 2002
                                                                         Page
                                                                         ----
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2002 (Unaudited)    F-3

         Consolidated Statements of Operations for the Three Months
         and Nine Months ended September 30, 2002 and 2001 (Unaudited)    F-4

         Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 2002 and 2001 (Unaudited)                    F-5

         Notes to the Consolidated Financial Statements                   F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       F-11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               F-16

Item 2.  Changes in Securities                                           F-16

Item 3.  Defaults upon Senior Securities                                 F-16

Item 4.  Submission of Matters to Vote of Security Holders               F-16

Item 5.  Other Information                                               F-16

Item 6.  Exhibits and Reports on Form 8-K                                F-16

Signatures and Certifications                                            F-17

Exhibit 99.1 Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002                                               F-22

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements
               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               SEPTEMBER 30, 2002
ASSETS

Current assets:
   Cash and cash equivalents                                     $      5,965
   Accounts receivable, net                                           727,627
   Inventory, net                                                       2,414
   Prepaid expenses and other current assets                          596,410
                                                                 ------------
Total current assets                                                1,332,416
                                                                 ------------
Property and equipment, net                                           860,474

Other assets
   Due from related parties                                         1,216,960
   Investment in ETNS Singapore Pte, Ltd.                             216,904
   Investments, net                                                    60,835
                                                                 ------------
Total other assets                                                  1,494,699
                                                                 ------------

Total assets                                                     $  3,687,589
                                                                 ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Cash overdraft                                                $    423,101
   Accounts payable and accrued expenses                            2,576,144
   Deferred revenue                                                    64,788
   Other payables and customer deposits                               140,970
   Factor payable                                                     198,205
   Capital lease liability, current portion                            26,282
   Due to related parties                                             787,979
                                                                 ------------
Total current liabilities                                           4,217,469

Long term liabilities:
   Capital Lease liability                                             36,100
                                                                 ------------
Total liabilities                                                   4,253,569

Contingencies

Shareholders' deficit
 Common stock, no par value, 250,000,000 shares authorized,
 36,438,210 shares issued and outstanding at September 30, 2002     5,632,163
 Accumulated deficit                                               (4,244,587)
 Accumulated other comprehensive loss                                (566,056)
 Less: note receivable - stock issuance                            (1,387,500)
                                                                 ------------
Total shareholders' deficit                                          (565,980)
                                                                 -------------
Total liabilities and shareholders' deficit                      $  3,687,589
                                                                 =============

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        For the Three Months Ended  For the Nine Months Ended
                                               September 30,               September 30,
                                        --------------------------  --------------------------
                                            2002          2001          2002           2001
                                        ------------  ------------  ------------  ------------
Net sales                               $   933,240   $ 3,040,584   $ 5,141,793   $ 7,361,130

Cost of sales                               932,991     2,868,275     5,026,806     7,199,478
                                        -----------   -----------   -----------   -----------
Gross profit                                    249       172,309       114,987       161,652
                                        -----------   -----------   -----------   -----------
Operating expenses:
   Selling, general and administrative      240,465       171,193     1,175,394     1,090,727
   Depreciation and amortization            120,482       154,094       409,725       469,535
                                        -----------   -----------   -----------   -----------
Total operating expenses                    360,947       325,287     1,585,119     1,560,262
                                        -----------   -----------   -----------   -----------
Loss from continuing operations            (360,698)     (152,978)   (1,470,132)   (1,398,610)

Other income (expense):
   Equity in earnings of affiliate            7,745        14,820        15,298        32,520
   Interest expense                          (8,165)      (16,891)      (30,783)      (42,762)
   Interest income                           25,000             -        50,000        38,862
   Other                                          -             -        56,926             -
                                        -----------   -----------   -----------   -----------
Total other income (expense)                 24,580        (2,071)       91,441        28,620
                                        -----------   -----------   -----------   -----------
Loss before income tax                     (336,118)     (155,049)   (1,378,691)   (1,369,990)

Income tax                                        -             -           800             -
                                        -----------   -----------   -----------   -----------
Net loss                                $  (336,118)  $  (155,049)  $(1,379,491)  $(1,369,990)
                                        -----------   -----------   -----------   -----------
Other comprehensive loss:
   Unrealized loss on available
    for-sale securities                     (40,000)     (150,000)     (310,000)     (330,000)
                                        -----------   -----------   -----------   -----------
Comprehensive loss                      $  (376,118)  $  (305,049)  $(1,689,491)  $(1,699,990)
                                        ===========   ===========   ===========   ===========
Basic and fully diluted loss per
    common share:                       $     (0.01)  $     (0.00)  $     (0.04)  $     (0.04)
                                        -----------   -----------   -----------   -----------
Weighted average number of shares
 outstanding - Basic and fully diluted   36,438,210    32,794,389    35,627,395    32,064,656
                                        ===========   ===========   ===========   ===========









          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            Nine Months Ended
                                                              September 30,
                                                      --------------------------
                                                          2002           2001
                                                      ------------  ------------
Cash flows from operating activities:
   Net loss                                           $(1,379,491)  $(1,369,990)
   Adjustments to reconcile net loss to net cash
     provided by in operating activities:
     Loss on abandonment of property and equipment         93,651             -
     Depreciation and amortization                        409,725       469,535
     Non cash (increase) decrease of notes receivable    (137,500)      256,410
     Equity in (income) loss of affiliate                  (7,414)      (43,369)
     Shares issued in lieu of compensation and services   579,200             -
     Changes in operating assets and liabilities:
       (Increase) decrease in:
       Accounts receivable                                363,937        78,586
       Prepaid expenses and other current assets          120,031       220,904
       Cash overdraft                                     389,936       400,609
       Accounts payable and accrued expenses             (249,066)      909,971
       Other payables & customer deposits                  34,055        56,876
       Deferred revenue                                  (129,212)            -
                                                      -----------   -----------
Net cash provided by operating activities                  87,852       979,532
                                                      -----------   -----------
Cash flows from investing activities:
   Purchase of property and equipment                      (3,290)      (33,375)
                                                      -----------   -----------
Net cash used in investing activities                      (3,290)      (33,375)
                                                      -----------   -----------
Cash flows from financing activities:
   Proceeds on stock subscriptions                              -       384,615
   Payments to related parties, net                       (21,097)   (1,286,459)
   Payments on capital leases                             (50,856)      (50,195)
                                                      -----------   -----------
Net cash used in financing activities                     (71,953)     (952,039)
                                                      -----------   -----------
Net decrease in cash & cash equivalents                   (12,609)       (5,882)

Cash and cash equivalents, beginning of period             18,574        28,620
                                                      -----------   -----------
Cash and cash equivalents, end of period              $     5,965   $    22,738
                                                      ===========   ===========








          See accompanying notes to consolidated financial statements.

                       ELEPHANT TALK COMMUNICATIONS, INC.
                     (Formerly known as Staruni Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1:  Organization and Nature of Operations
         -------------------------------------
         Elephant   Talk   Communications,   Inc.   (herein   referred   to   as
         "ElephantTalk", "ETCI" or "Company" formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider
         (ISP) and changed its name to Staruni Corporation. On January 4, 2002, the Staruni Corporation merged with Elephant Talk Limited; a limited company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the acquisition, and to emphasize that the Company's new focus will be the business of Elephant Talk Limited.

         On January 4, 2002, the Company exchanged 90% of its common stock for 100% of the common stock of Elephant Talk Limited by issuing 31,164,210 shares of common stock to the shareholders of Elephant Talk Limited. Elephant Talk Limited is a limited liability company incorporated in Hong Kong (ETHK) engaged in long distance telephone business. Per the agreement, the Company sold its Internet Service Provider (ISP) business to a related party, Vision Aerospace, Inc, (Vision) for 1,000,000 shares of Vision valued at $10,385. Vision is owned by the former CEO and President of the Company. The value of the shares was recorded at the book value of the assets exchanged to acquire the shares of Vision. Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of Elephant Talk Limited. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Elephant Talk Limited in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of Elephant Talk Limited controlled majority of the total common shares outstanding immediately following the acquisition. Recapitalization accounting resulted in consolidated financial statements being issued under the name of Elephant Talk Communications, Inc., but were considered a continuation of Elephant Talk Limited. No pro forma financial statements are being presented as ETCI has no assets other than the shares of the related third party discussed above.

         The business purpose of the acquisition is new emphasis of the Company to gain market share in the telecommunication industry in Asia.

NOTE 2:  Basis of Presentation
         ---------------------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and

                       ELEPHANT TALK COMMUNICATIONS, INC.
                     (Formerly known as Staruni Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

         The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year. Certain 2001 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

NOTE 3:  Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements for the three months and nine months ended September 30, 2002 include the accounts of Elephant Talk Communications, Inc., its 100% wholly-owned subsidiary Elephant Talk Limited and its 39% equity investment in ETNS Singapore Pte, Ltd. The consolidated financial statements for the three months and nine months ended September 30, 2001 included only the accounts of Elephant Talk Limited and its 42.9% equity investment in ETNS Singapore Pte, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4:  Recent Pronouncements
         ---------------------
         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

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

                       ELEPHANT TALK COMMUNICATIONS, INC.
                     (Formerly known as Staruni Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

         Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

         In April 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

         SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

         Management is in the process of evaluating the requirements of SFAS No. 144 and does not expect that it will materially impact the Company's financial position or results of operations.

NOTE 5:  Stockholders' Equity
         --------------------
         Stock Split: As a condition precedent to the acquisition and plan of reorganization, Staruni Corporation authorized a reverse stock split of their common shares pursuant to which for every ten (10) shares of the issued and outstanding common shares one (1) common share was exchanged. On January 22, 2002 the Company effected a one (1) for ten
         (10) reverse stock split of its outstanding common stock. This reduced the number of shares outstanding from 34,626,899 shares to 3,464,000

                       ELEPHANT TALK COMMUNICATIONS, INC.
                     (Formerly known as Staruni Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

         shares after having 1,311 partial shares redeemed. The basic and diluted net loss per share per these financial statements has been restated to retroactively effect the reverse stock split.

         Issuance of common stock: As part of the acquisition and plan of reorganization agreement that completed on January 4, 2002, the Company issued 31,164,210 common shares to the former shareholders of Elephant Talk Limited. In addition, pursuant to a letter of understanding, on January 2, 2002, the Company sold the business operations of Staruni Corporation to Vision Aerospace, Inc., owned principally by a former officer of Staruni for 1,000,000 shares of the common stock of Vision Aerospace, Inc. The Company has valued the investment in Vision
         Aerospace, Inc. at $10,835 being the net value of assets and liabilities in exchange for 1,000,000 shares.

         On April 11, 2002, the Company filed a registration statement with the Securities and Exchange Commission offering to issue 2,000,000 common shares of no par value statement, to certain consultants and advisors pursuant to option agreements entered into between the Company and the consultants in consideration for services to be performed under the respective agreements. The terms of the consultants' agreements range from one to twelve months. On May 2, 2002, the Company issued 1,710,000 shares under the offering, valued at $579,200 to certain consultants for payment for services underlying the April 11, 2002 registration statement.

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

NOTE 6:  Supplemental Disclosure of Cash Flows
         -------------------------------------
         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for income tax during the nine-month periods ended September 30, 2002 and 2001 and $30,712 and $42,762 for interest during the nine-month periods ended September 30, 2002 and 2001, respectively.

         The cash flow statements do not include the following non-cash investing and financing activities:

         On January 4, 2002, the Company merged with Elephant Talk Limited and issued 31,164,210 common shares of no par value in exchange for 100% ownership of Elephant Talk Limited. Since the acquisition has been treated as a capital transaction in substance rather than a business

                       ELEPHANT TALK COMMUNICATIONS, INC.
                     (Formerly known as Staruni Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

         combination, and is deemed a "reverse acquisition" for accounting purposes, the cash flow statements do not include acquisition of the following assets and liabilities of Elephant Talk Limited:

               Current Assets                              $    62,134
               Current Liabilities                         $    51,299

NOTE 7:  Basic and Diluted Net Loss Per Share
         ------------------------------------
         Basic and diluted net loss per share for the three month and nine month periods ended September 30, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of basic and
         diluted   shares  of  common   stock  and  common   stock   equivalents
         outstanding.

NOTE 8:  Going Concern
         -------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $4,244,587 including net losses of $336,118 and $1,379,491 for the three-month and nine-month periods ended September 30, 2002, respectively. The total shareholders' deficit amounted to $565,980 on September 30, 2002.

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

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2002, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and (iii) management of accounts payable. In that regard, on April 11 and 16, 2002, Elephant Talk filed two registration statements with the Securities and Exchange Commission to issue 4,000,000 shares in aggregate, that will provide the necessary capital to settle certain obligations of the consultants and to continue its operations during 2002.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                               SEPTEMBER 30, 2002

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

         Pursuant to an agreement and plan of reorganization, effective August 27, 2001, and through the subsequent acquisition that completed on January 4, 2002, Staruni Corporation, a California corporation acquired Elephant Talk Limited, a limited company incorporated in Hong Kong. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Elephant Talk Limited in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of Elephant Talk Limited controlled majority of the total common shares outstanding immediately following the acquisition. The acquisition caused no change in any of the shares of the Company's common stock outstanding on the acquisition date, and no other securities were converted as a result of the acquisition.


         Background of Elephant Talk Limited:

         Established in late 1994, Elephant Talk Limited is located and operated in Hong Kong, and owns switching facilities in China, Hong Kong, the United States, Taiwan and Singapore, which now are owned by the Company as a result of the acquisition. ETCI utilizes both IP and circuit switched technologies over a common platform, and provides international long distance services in wholesale market principally to carriers; prepaid calling cards; and other value added services.

         Elephant Talk Limited's customers include some of the largest first and second tier telecommunications carriers in the U.S. and several carriers in South East Asia, including two of the four fixed network operators in Hong Kong. Since its establishment, Elephant Talk Limited expanded its network by installing more switches and hubs internationally. Because of this, Elephant Talk Limited has secured

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                               SEPTEMBER 30, 2002

         termination options outside Asia by entering into international operating agreements with foreign-based telecommunications carriers, including AT&T Corporation, Frontier Telecom Limited and MCI WorldCom Inc.

         Capitalizing on a unique position to gain market share in Asia, the Company has leveraged Elephant Talk Limited's early entrant status by holding a stronger position in China by forging an increasing number of strategic relationships with China NetCom Corporation, China Unicom Corporation and Greatwall Broadband Corporation, just to name a few. In 1996, only one-third of Elephant Talk Limited's traffic terminated in China. The traffic increased to approximately 70% in 1998, and to over 80% in 1999-2000. In keeping with the extremely difficult economic and competitive market conditions for telecommunications industry in Hong Kong and in the US, the Company reported disappointing third quarter results. In light of the environment, we are closely monitoring our traffic mix, enhancing profitable services, and identifying ways to pare expenses during the rest of the year. The management discussions contained herein refer to only the operations of Elephant Talk Communications, Inc. and its subsidiaries.

         Results of Operations:

         The results of operations of ETCI for the three and nine months ended September 30, 2002 consisted of primarily the operations of ETCI, wholly-owned subsidiary Elephant Talk Limited, and 39% equity investment in ETNS Singapore Pte, Ltd. The results of operations for the three and nine months ended September 30, 2001 consisted of 100% the operations of Elephant Talk Limited and its equity investment of 42.9% in ETNS Singapore Pte, Ltd.

         Sales and Cost of sales: The Company reported net sales of $933,240 and $5,141,793 during the three and nine months ended September 30, 2002 compared to $3,040,584 and $7,361,130 for the same periods in 2001. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, PC-to-phone and facsimile services provided to a wide range of customers including major telecommunication companies in the US, China and Hong Kong. The drop in sales by approximately 69% in the three months ended September 30, 2002 as compared to three months ended September 30, 2001was due to a temporary withdrawal in prepaid calling card sales in the US to avoid price wars and significant lowering in market tariff rate, which was partially offset by increase in traffic volume. We expect the unit tariff to bottom out in the near future, thus sustaining our revenue level. The Company is looking to find sales agents who can perform better to aggressively protect Company's prepaid calling card business in the US and begin expansion in Southeast Asia. The revenue for nine months ended September 30, 2002 decreased by approximately 30% from the corresponding period last year. Costs of sales were $932,991 and $5,026,806 during the three and nine months ended September 30, 2002

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                               SEPTEMBER 30, 2002

         compared to $2,868,275 and $7,199,478 for the same periods in 2001. Cost of sales included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services. The drop in cost of sales was primarily due to significant decrease in the cost of leasing transmission and facilities by the company during the year 2002. Gross profit for the three and nine months ended September 30, 2002 was almost 0% and 2.2% compared to 5.7% and 2.2% for the same periods in 2001.

         Gross profit: Gross profit for the three months ended September 30, 2002 was lower than that of the gross profit for the three months ended September 30, 2001 due to the reduced sales. Gross profit worsened for the nine months ended September 30, 2002 compared to the same period of 2001 due to the temporary withdrawal in the prepaid calling card business while the fixed leasing costs still need to be borne, although it is partially off set by the company obtaining more competitive terms and pricing from several major long distance service providers in China and US. In addition, growing application of IP-transmission technologies and services to more profitable trunk routes further helped increase in gross profit.

         Selling, general and administrative expenses (S, G&A): S, G&A expenses were $240,465 and $1,175,394 for the three and nine months ended September 30, 2002 compared to $171,193 and $1,090,727 for the same periods in 2001. S, G&A expenses as a percentage of sales increased to 25.8% during the three months ended September 30, 2002 compared to 5.6% for the same period in 2001 primarily due to increased consulting and investor relations expense incurred by the company to increase the company awareness in US markets. S, G&A expenses as a percentage of sales increased to 22.9% during the nine months ended September 30, 2002 compared to 14.8% for the same period in 2001 due to the significant decrease in sales and higher legal fees and facilities expenses incurred by the company during the same periods in 2001. During 2002, the company utilized its resources efficiently, reduced payroll expense and rent due to the downturn in economic and market conditions in Hong Kong.

         Other Income: Other income was $24,580 and $91,441 for the three and nine months ended September 30, 2002 compared to other expense of $2,071 and other income of $28,620 for the same periods in 2001. Other income increased during three months ended September 30, 2002 compared to the same period in 2001 primarily due to the increase of $25,000 in interest earned on a promissory note to a shareholder. Other income during the three months ended September 30, 2002 is offset by increased in interest expense by $8,726 for the same period in 2001. The Company earned $7,745 and $15, 298 during the three and nine months ended September 30, 2002 on its equity investment in ETNS Singapore, Pte, Ltd. compared to earnings of $14,820 and $32,520 for the same periods in 2001.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                               SEPTEMBER 30, 2002

         Net Loss: The net loss for the three-month and nine-months periods ended September 30, 2002 were $336,118 and $1,379,491 as compared to $155,059 and $1,369,990 for the same periods in 2001.

         Comprehensive loss: The Company's investments comprised of marketable securities, all classified as available-for-sale, are carried at their fair value based upon the quoted market prices of the investments at September 30, 2002 and 2001, respectively. Accordingly, unrealized gains and losses are included in stockholders' equity as other comprehensive income or (loss). The Company recorded an unrealized loss of $40,000 and $310,000 during the three and nine months ended September 30, 2002 compared to $150,000 and $330,000 for the same periods in 2001.

         Liquidity and Capital Resources: The Company's principal capital requirements during the year 2002 are to fund the internal operations and fund the acquisitions of growth oriented telecommunication and related businesses in China and Hong Kong. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include necessary cash. In view of low borrowing rates, we also actively pursuing additional credit facilities with financial institutions in Hong Kong as a means to obtain new funding.

         As shown in the accompanying financial statements, ElephantTalk incurred a net loss of $1,379,491 for the nine months ended September 30, 2002 as compared to a net loss of $1,369,990 for the same period in 2001. Additionally, ElephantTalk's current liabilities exceeded its current assets by $2,885,053 at September 30, 2002. These factors and ElephantTalk's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern. On April 11 and 16, 2002 ElephantTalk filed two registration statements with the Securities and Exchange Commission to issue 4,000,000 shares in aggregate, that will provide the necessary capital to settle certain obligations of the consultants and to continue its operations during 2002.

         Operating activities. During the nine months ended September 30, 2002, net cash provided by operating activities amounted to $87,852 compared to $979,532 during the same period in 2001. The decrease in net cash provided by operating activities resulted primarily due to negative cash flow from accounts payable of $249,066 in the current period as compared to inflow of cash from accounts payable of $909,971 in the corresponding period last year.

         Investing activities. Net cash used in investing activities for purchase of property and equipment during the nine months ended September 30, 2002, was $3,290 compared to $33,375 for the same period in 2001.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                               SEPTEMBER 30, 2002

         Financing activities. Net cash used in financing activities during the nine months ended September 30, 2002 was $71,953 compared to $952,039 during the same period in 2001. The decrease was primarily due to net payments to related parties of $21,097 during the nine months ended September 30, 2002 compared to $1,286,459 for the same period in 2001. Proceeds from stock subscriptions amounted to zero during the nine months ended September 30, 2002 compared to $384,615 during the same period in 2001.

         As a result of the above activities, the Company experienced a net decrease in cash of $12,609 for the nine months ended September 30, 2002 as compared to a net decrease of cash flow of $5,882 in the same period last year. The ability of ElephantTalk to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                          OTHER INFORMATION (UNAUDITED)
                               SEPTEMBER 30, 2002

PART II

ITEM 1   Legal Proceedings

         None.

ITEM 2   Changes in Securities

         None.

ITEM 3   Defaults Upon Senior Securities

         Not applicable

ITEM 4   Submission of Matters to Vote of Securities Holders

         None.

ITEM 5   Other Information

         None.

ITEM 6   Exhibits and Reports on Form 8-K

         a) Exhibits

            99.1 Certification  Pursuant  to  18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K

         On August 6, 2002, Elephant Talk Communications,  Inc.  appointed   new
         independent accountants.  File  No. 000-30061   and   Accession  Number
         0001017386-02-000203.  Incorporated herein by reference.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                          OTHER INFORMATION (UNAUDITED)
                               SEPTEMBER 30, 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 2002     ELEPHANT TALK COMMUNICATIONS, INC.

                              By: /s/ Russelle Choi
                              -----------------------------
                              Russelle Choi
                              Chairman of the Board,
                              President and Chief Executive Officer

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                                 CERTIFICATIONS
                               SEPTEMBER 30, 2002

CERTIFICATION
-------------
I, Russelle Choi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Elephant Talk Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                                 CERTIFICATIONS
                               SEPTEMBER 30, 2002

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                            /s/ Russelle Choi
                                            ------------------------------------
                                            Russelle Choi
                                            President & Chief Executive Officer

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                                 CERTIFICATIONS
                               SEPTEMBER 30, 2002

CERTIFICATION
-------------
I, Manu Ohri, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Elephant Talk Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                                 CERTIFICATIONS
                               SEPTEMBER 30, 2002

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                            /s/ Manu Ohri
                                            ------------------------------------
                                            Manu Ohri
                                            Chief Financial Officer