Form 10KSB
period 2002-12-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2003-04-15
CIK 1084384

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                     For fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        Commission file number 000-30061

                       ELEPHANT TALK COMMUNICATIONS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                    95-4557538
      ----------------------                 ----------------------------------
     (State of incorporation)               (I.R.S. Employer Identification No.)

  438 East Katella Avenue, Suite 217, Orange, California 92867    (714)288-1570
  -----------------------------------------------------------------------------
   (Address, including zip code, and telephone number, including area code, of registrant's executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class:  None
                    Name of each exchange on which registered:  None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock: No par value (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X]No

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for most recent fiscal year: $5,672,284

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 11, 2003, $693,037.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 11, 2003, there were 41,438,210 shares of common stock outstanding.

                       ELEPHANT TALK COMMUNICATIONS, INC.

                         2002 Form 10-KSB Annual Report
                                Table of Contents

                                                                        Page
                                                                        ----
                                     PART I

Item 1.   Description of Business......................................   4

Item 2.   Description of Property......................................  20

Item 3.   Legal Proceedings............................................  20

Item 4.   Submission of Matters to a Vote of Security Holders..........  20

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.....  21

Item 6.   Management's Discussion and Analysis or Plan of Operation....  22

Item 7.   Consolidated Financial Statements............................  26

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..........................  26

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act............  27

Item 10.  Executive Compensation.......................................  28

Item 11.  Security Ownership of Certain Beneficial Owners and Management 29

Item 12.  Certain Relationships and Related Transactions...............  32

                                     PART IV

Item 13.  Exhibits, and Reports on Form 8-K............................  33

Item 14.  Controls And Procedures .....................................  33

          Signatures...................................................  34

Explanatory Note:

Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" is to Elephant Talk Communications, Inc., a California corporation and its wholly owned subsidiary, Elephant Talk Limited. All share and per share information contained herein has been adjusted to reflect a one for ten reverse split of the Company's common stock completed and effected on January 22, 2002.

                                     PART I

Item 1:  Description of Business.

Organization and Nature of Operations
-------------------------------------
Elephant Talk Communications, Inc. (herein referred to as "ElephantTalk", "ETCI" or "Company" formerly known as Staruni Corporation), was incorporated on February 5, 1962 under the laws of the state of California as Altius
Corporation. The Company was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation.

Pursuant to an Agreement of Merger and Plan of Reorganization, effective August 27, 2001, and through the subsequent transaction that closed on January 4, 2002, Staruni Corporation, a California corporation merged with Elephant Talk Limited. Pursuant to the merger agreement Staruni continued its corporate existence under the laws of California and Elephant Talk Limited became its wholly owned subsidiary. In conjunction with the merger, Staruni changed its name to Elephant Talk Communications, Inc. in order to emphasize that the new focus of the ETCI will be the business of Elephant Talk Limited. Pursuant to the terms of the merger, each holder of ordinary shares of Elephant Talk Limited common stock, par value of HK$1 (One Hong Kong Dollar) immediately prior to the effective time of the merger date, by virtue of the merger and without any action on the part of such holder, was entitled to receive, as of the merger date, such number of shares of common stock of ETCI, no par value, as the number of shares of Elephant Talk Limited common stock owned by such holder as of the merger date. Collectively, following the merger, the former holders of Elephant Talk Limited common stock held 31,164,210 shares of our common stock, which represented 90% of our issued and outstanding shares of common stock at the time. The merger caused no change in any of the shares of the ETCI's common stock outstanding on the merger date, and no other securities were converted as a result of the merger. At the conclusion of the merger on January 4, 2002, The Hartcourt Companies, Inc. ("Hartcourt") retained a majority ownership in ETCI.

Elephant Talk Limited, a limited liability company incorporated in Hong Kong, is engaged in long distance telephone business. Per the terms of the merger agreement, the Company sold its Internet Service Provider ("ISP") business to a related party, Vision Aerospace Inc. ("Vision") for 1,000,000 shares of Vision valued at $10,385. Vision is owned by the former President of the Company. The value of the shares was recorded at the book value of the assets exchanged to acquire the shares of Vision. Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of Elephant Talk Limited.

Prior to the merger, Elephant Talk Limited was a 51%-owned subsidiary of Hartcourt, a publicly listed company in the US and Germany. On May 16, 2001,

Hartcourt and Elephant Talk Limited executed a Sale and Purchase Agreement whereby Hartcourt acquired 51% of the ownership interest in Elephant Talk Limited for a total consideration of $4,194,000. The terms of the agreement required Elephant Talk Limited to increase its authorized capital from
25,000,000 shares to 30,000,000 shares. Hartcourt subscribed to a block of 5,000,000 new shares; issued 1,000,000 Hartcourt shares under Rule 144 of the SEC regulations, valued at 61.9 cents per share; and executed a promissory note payable to Elephant Talk Limited in the amount of $1,250,000 due on February 16, 2002, which was further extended for payment to May 31, 2002. In addition, Hartcourt subscribed to another block of 10,300,000 Elephant Talk Limited shares from private owners for a consideration of $2,325,000 and issued 3,756,058 Hartcourt shares under Rule 144 for a combined total of 51% ownership interest in Elephant Talk Limited.

Pursuant to an execution of a Spin-Off Agreement, dated September 12, 2002, and through the subsequent transactions that closed on January 4, 2003, the Company terminated its relationship with Hartcourt. Pursuant to the terms of the Spin-Off Agreement, the Company received from Hartcourt 17,895,579 of its common shares held by Hartcourt and $349,000 in cash advances, in exchange for returning 4,756,000 common shares of Hartcourt held by the Company and its affiliates, canceling two promissory notes of Hartcourt held by the Company and its affiliate in the respective amounts of $1,250,000 and $140,595, and canceling the indebtedness of cash advances by issuing 5,000,000 of its restricted common shares to Hartcourt. In addition to executing the Spin-Off Agreement, the parties executed a mutual release to end their relationship and place each other in a position whereby no party is indebted to the other party.

The Company's business purpose of the acquisition of Elephant Talk Limited via the merger was to gain market share in the telecommunication industry in Asia. Following our merger, we have adopted Elephant Talk Limited business as our own. We are a facility-based international long distance carrier offering highly reliable and competitively priced services. Our international call services are provided through an integrated network infrastructure comprising both the packet-switched system (IP based) and circuit switched system (conventional phone based) focusing on the Asia Pacific region as well the U.S. Elephant Talk Limited provides its services to first-tier local and international telecommunications carriers, enabling those carriers and other service providers to offer voice and fax services to their end-customers. In view of the deregulation of the global telecommunications market and rapid growth of the Internet in favor of IP based telecommunications services, the Group recognized this huge opportunity to set up a new infrastructure enabling the convergence and leverage of the strengths of conventional telephone network and the VoIP technology.

The Company's operations include international long distance on both sides of the Pacific, serving over 200 foreign countries through an advanced and flexible network. As Elephant Talk Limited has been expanding its foothold in Asia with more profitable routes and the development of value-added services, such as PC-to-Phone service, eTalk. The Company will now continue with that expansion. The Company is also actively pursuing new sales channels for the higher-margin prepaid calling card market, expanding from the U.S. to several countries in South East Asia.

Background of Elephant Talk Limited

Established in late 1994,  Elephant Talk Limited is located and operated in Hong

Kong. Elephant Talk Limited owns switching facilities in China, Hong Kong, the United States and Singapore, which the Company now owns as a result of the Merger. The Company utilizes both IP and circuit switched technologies over a common platform, and provides the following services:

   o International long distance services in wholesale market principally to carriers;
   o  prepaid and post paid phone cards; and
   o  other value added services such as eTalk, as described below

Elephant Talk Limited's customers include some of the largest first and second tier telecommunications carriers in the U.S. and several carriers in South East Asia, including two of the four fixed network operators in Hong Kong including AT&T, Global Crossing, and MCI WorldCom in the U.S., and Wharf New T&T and New World Telephone in Hong Kong.

Since its establishment, Elephant Talk Limited expanded its network by installing more switches and hubs internationally. Because of this, the Company has secured termination options outside Asia by entering into international operating agreements with these foreign-based telecommunications carriers, including AT&T Corporation, Global Crossing, Frontier Telecom Ltd. and MCI WorldCom Inc.

Capitalizing on a unique position to gain market share in Asia, the Company has leveraged Elephant Talk Limited's early entrant status by forging an increasing number of strategic relationships in order to gain a stronger position in the People's Republic of China ("PRC") through consistent business cooperation with various fixed line operators which are described more detailed elsewhere in this Annual Report. In 1996, only one-third of Elephant Talk Limited's traffic terminated in the PRC. This increased to approximately 70% in 1998, to over 80% since 1999.

The majority of our revenue comes from the sale of voice minutes over our IP and circuit-based networks. Currently, we market our services through two units, each focused on a different market for those services: (1) International Carrier Services ("ICS"); and (2) Retail Services. ICS Unit is responsible for the sale of international long distance solutions utilizing VoIP or traditional circuit-switched technology. Our Retail Services Unit sells minutes via disposable calling cards (traditional PSTN), primarily to customers in the U.S. and rechargeable eTalk calling cards (PC-to-phone) primarily to consumers in Asia Pacific region, and is also responsible for Retail IDD services. This unit is also responsible to market co-branded calling cards with large telecom operators in China such as China Railcom.

Technology infrastructure

ETL's network infrastructure principally comprises a circuit switched system and a packet switched system. These systems are installed at the company's Network Operation Centre in Kwun Tong, Hong Kong and Boston, Mass. Our integrated network infrastructure comprises a combination of voice switches (connected to telephone systems of external carriers) and VoIP gateways (connected to the Internet) connecting to each other through our private telephone exchange system(s) ("PBX"). The configuration enables us to provide telecommunication services to its customers on a 24x7 basis.

 o Circuit switched system - Our circuit switched system consists of various carrier-grade voice switches that are connected to the conventional PSTN through lease lines provided by external carriers. Incoming calls are routed through our PBX to either external PSTN carriers or our VoIP gateways.

 o Packet switched system - Our packet-switched system comprises a number of brand-name VoIP gateways that connect to our IP Network as provided by Global Crossing. In the event that outgoing calls cannot be made via our VoIP system due to network congestion or other technical issues, calls are automatically re-routed through an external PSTN to the intended destination.

 o Integrated prepaid calling card platform - Our prepaid calling card system has been designed as a PSTN switch with VoIP functions, and enables the Group to provide a robust, reliable and quick prepaid product. Its architecture includes a backbone switching mechanism that offers an integration of circuit-switched and packet-switched networks, and automatically detects and adopts the best routing available having regard to carrier cost and QoS. With the simultaneous use of VoIP and PSTN switching, we are able to achieve lower routing costs through VoIP functionality whilst retaining stable connections and QoS offered by PSTN platform.

We believe that reliable and flexible billing, information management, monitoring and control are critical to our success, and support all of our services. Accordingly, we have invested substantial resources to develop and implement our sophisticated real-time call management information system. Key features of this system include:

 o  customer provisioning;
 o  customer access;
 o  call routing;
 o  call monitoring; and,
 o  detailed call records.


Markets and customers

Through our wholesale operations, the Company sells directly to first and second tier telecommunications carriers. Elephant Talk Limited successfully developed brand-awareness and beneficial relationships through numerous channels such as industry conference, expos and word-of-mouth recommendations of existing customers in the telecom industry in both the U.S. and Hong Kong, which the Company will continue to capitalize on. We also market wholesale service to high traffic density inter-Asian carriers that are looking for services to lower their cost. The ability to provide quality acceptable to leading carriers is a prerequisite for selling to them and others. Major carriers have traffic that frequently exceeds their capacity and compels them to seek alternative channels that offer comparable quality, particularly where those channels can offer better pricing. Elephant Talk Limited's experience was that once a carrier began to use Elephant Talk Limited network for a single country and found the quality to be acceptable, the sales process for other countries became easier. We believe that will be our experience as well.

In general, telephone companies can be segregated by size into first tier, second tier and third tier carriers. Generally, first tier carriers in the U.S.

are large domestic and international carriers, such as MCI WorldCom and AT&T. First tier carriers generally have annual revenues in excess of US$2 billion. Second tier carriers have revenues generally in the US$750 million to US$2 billion range, but have fewer direct operating agreements with other carriers and fewer international facilities.

The majority of traffic over our network is from Tier One and Two carriers in the U.S. and Hong Kong, who transmit voice and fax traffic through our Points of Presence (POPs) in New York, Los Angeles, Boston and Hong Kong for completion overseas. The ability to provide quality call completion consistently acceptable to the Tier One carriers is of vital importance because these carriers have tremendous volumes of commercial and retail traffic that regularly overflow their capacity. Going forward, Tier One carriers will be a main area of focus of our sales force. Our carrier partners gain access to our network through a carrier network interconnection. With regard to our traditional carrier interconnection, we can use an ISDN (integrated services digital network) interconnect for a PSTN (public switched telephone network) customer, or we can utilize other telephony signaling standards, such as SS7 in the U.S. or C7 in Europe. Under VoIP interconnection, a newer imperative, we can interconnect either via SIP or H323, two of the primary VoIP interconnect standards in use today. Once the networks are interconnected, we work with each partner to buy or sell minutes to each other through a unilateral or bilateral carrier agreement.

Outside Hong Kong and the U.S., Elephant Talk Limited has previously established relationships with in-country companies and local service providers that have local market expertise and relationships. Some of these overseas partners/customers are very large, well-established national carriers, such as China Unicom, China Railcom and China Netcom. We believe that others, such as NCIC and EADS Multicom are emerging carriers or Internet service providers who are able to provide the services necessary to terminate minutes for us in their country. In October, 2001 ETL signed a reseller agreement with JiTong Network Communications Limited, one of the top 5 telecom operators in China, to exchange traffic in China and various IP-based services, in addition to jointly promote the services overseas. Similar arrangements have been made with China Unicom and China NetCom, the other Top 2 operators, during 2002.

Our prepaid calling card business has a proven channel of dealers established by Elephant Talk Limited, who sells ETL-branded cards mainly in the Chinatown regions in Boston, New York, Los Angeles and San Francisco. The market is competitive but the profit margin is usually more lucrative than wholesale IDD services. Using a niche market strategy, our sales volume has been steadily increasing. Currently, we are attempting to line up additional dealers who are capable of distributing our cards to additional regions in the U.S. New dealer arrangements will also be in place to promote prepaid calling cards in South East Asian markets, such as Indonesia, Taiwan and Thailand.

During the past twelve months, we have de-emphasized our activities in some markets, which include Retail IDD Services and calling card Services in Hong Kong, and focused on what we believe are opportunities with higher gross margins such as eTalk.

Strategies for growth

Elephant Talk Limited is one of the first of the emerging carriers to realize the potential of utilizing a niche marketing strategy. Elephant Talk Limited began by targeting large operators, providing sophisticated callback services at low price. Elephant Talk Limited has since expanded marketing efforts by developing a stronghold in delivery of international traffic into China. Currently, we maintain a very good relationship with local and international carriers, as well as licensed China carriers. As such, we can further expand our influence in related telecommunications opportunities in China, by joining force with powerful ministries and operators. This marketing approach has three major advantages. First, it allows us to concentrate our traffic volume in China, winning much lower carrier rate and can resell at higher profit, attracting the critical mass, thereby locking in existing and potential wholesale customers who may not be able to beat our rates. When an operator would like to route traffic to China, our company's name will be there in his/her memory. Second, the customers we target are mostly established operators with larger traffic volume and have low bad debt risk. Third, establishing good relationship in China can ensure early presence in the market by developing further business opportunities when present.

We usually have bilateral transmission agreements with our customers, implying that these Tier One to Two carriers serve as our customers as well as carriers. We believe such bilateral relationships increase customer loyalty and cross-selling possibilities. As such, we would route our outbound international calls via those foreign gateways to gain access to call destinations worldwide, and vise versa. This method enables us to enhance our global reach without having the need to invest large sum of capital in setting up overseas infrastructure. We also have entered into strategic distribution and advertising relationships with a number of calling card dealers throughout the United States and South East Asia. We believe that these relationships are important because they allow us to leverage the distribution channels of these companies to effectively market our products and services.

Long-term growth strategy

The key to long-term growth in the international market rests in the deployment of facilities. As international calling rates decrease, global facilities become critical for maintaining strong revenue growth. More profitable routes to Vietnam, Indonesia and Cuba will become open soon in view of customer demand.

We also plan to offer new value added services to customers. One recent project is PC-to-Phone service in China, which enables a user to place a call conveniently and inexpensively to a standard telephone anywhere in the world directly from a personal computer while remaining on-line. In order to use this service, a user need to download our software for free from our web site and have access to the Internet. Once the software is downloaded, the user is able to place a call from the user's personal computer and, while browsing the Web, speak to a party who uses a standard telephone.

We believe that our market concentration in China will be beneficial to the Company as the telecommunications industry in China experiences continuous growth along with the development and modernizations of her economy. As customers' needs become more sophisticated and price-sensitive, the market demand for eTalk is expected to increase significantly. The Accesssion to WTO makes the demand for international calling services bigger. We rely on an increasingly transparent regulatory environment in China through her Telecommunications Regulations, and its gradual opening up of the domestic market to foreign participation; it should create massive opportunities that facilitate progress toward an improved operating environment.

Internet Transmission

Elephant Talk Limited has been using the Internet to transmit part of its voice and fax traffic because of the Internet's global coverage, rapid growth and flexible connectivity. By continuing to use the Internet, we believe we can substantially reduce the deployment cost. We have addressed the challenges of using the Internet by:

   o Selecting only high quality, service-oriented Internet service providers as our vendors; and
   o Continuously monitoring the quality of the connections between each network office and the physical network itself including the Internet.

PC-to-phone service, eTalk

In Asian Pacific markets, especially China, where deregulation is relatively limited compared to the U.S., we believe that our customers will look for opportunities to lower their long distance bills. This creates what we believe is a significant opportunity for us to gain market share by using the Internet to transmit phone calls.

In order to take advantage of this opportunity, we have decided to deliver high-quality voice-over-IP (VoIP) telephony services to small and medium businesses in China, initially, under the brand name of eTalk. Accompanying the growth of PCs and use of the Internet, we believe the market potential is huge. We have devised a phased approach to launching its services beginning in August 2002. Our solution provides many benefits to its customers, including:

   o Low Cost. Our services allow its customers to make telephone calls often at a fraction of the cost of traditional long distance service. Our low cost PC-to-phone service is also available all over the world.
   o High Voice Quality. We offer near carrier-grade voice quality through proprietary packet-switching technologies, which reduces packet loss and delay, route packets efficiently and perform quality-enhancing functions, such as echo cancellation and massive redundancy. We intend to continue to enhance the voice quality of our services as our customer base and business grows.
   o Ease of Use and Access. Our services are designed to be convenient and easy to access. No additional telephone lines or special equipment are required.
   o Reliable Service. Elephant Talk Limited developed its own PC client software and Gatekeeper. Our network is reliable because of its technologically advanced design. This flexible design allows us to expand our network and add capacity by adding switches/spans to the existing network. Our system also provides seamless service and high-quality voice transmission through its ability to reroute if problems arise.
   o Scalability. Our services platform is a flexible solution that can be readily integrated at low cost and in large scale into existing systems. Our system integrates quickly and seamlessly into the platforms of various communications service providers such as medium to large carriers, ISPs, and enterprises.

We are able to provide our  PC-to-Phone  service at rates  generally  lower than those charged for traditional circuit switched calls. We are able to charge lower rates because its service utilizes packet-switched technology and it routes calls directly from the Internet onto our privately-managed IP network and to the called destination, thus avoiding access and settlement rates associated with traditional international and domestic long distance telecommunications services. Initially, the services will commence in southern part of China, namely, Shenzhen and Guangzhou, of which the demand for connectivity for calls to international destinations ranks among the highest in Mainland China. The services will target corporate customers, by offering call rates generally one-third to one-fifth of prevailing fixed-line IDD charges.

Should the launch prove successful, we plan to implement further services to other big cities in China such as Beijing and Shanghai in the second phase of development. Test launches already began in other Asia Pacific countries such as Singapore and Tokyo in the fourth quarter of 2002.


RISK FACTORS

An investment in our common stock involves a great deal of risk, and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating an investment in our common stock, you should carefully consider the following risk factors in addition to the other information filed by our company.

Competition

The market for international voice and fax call completion services is highly competitive. We face competition from a variety of sources including large communications service providers with more resources, longer operating histories and more established positions in the telecommunications marketplace, some of Who have begun to develop Internet telephony capabilities. We also compete with small companies who have focused primarily on Internet telephony or traditional switched services. We believe that we compete principally on quality of service, price and flexibility. It is arguable if any one company dominates the voice and data communications market in the same segment as we are. We also expect that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future. In addition, we compete with and expect continued competition from:

Telecommunications Companies and Long Distance Service Providers

Large carriers in both US and Asia carry a substantial majority of telecommunications traffic. Many of these carriers have commenced deploying packet-switched networks for voice and fax traffic. Despite the telecom market slump in the last year, these carriers retain substantial resources and have amicable budgets available for research and development. In addition, several companies are building their own fiber optic networks for Internet telephony traffic. These networks can be expected to carry voice and fax and some newer companies may expand into international markets.

The nature of the telecommunications marketplace is such that carriers regularly buy from and sell to each other. Major carriers have multiple routes to virtually every destination, and frequently buy and sell based on the strength and capacity to a particular country. We have relationships with many of these carriers and have carried traffic for them in the past. We expect to continue to exchange traffic with many of these companies in the future, even as they begin to devote more resources to competing in the Internet telephony market.

Internet Telephony Service Providers

A number of companies have started Internet telephony operations in last few years. Companies, such as Net2Phone in the US and City Telecom in Hong Kong, are currently focusing primarily on the retail market, but may compete more directly with us in the future.

Market Competition and Pricing Pressures

The market for voice, fax and other enhanced services is extremely competitive and will likely become more competitive in the future. Also, Internet telephony service providers, such as Net2Phone in the US, that presently focus on retail customers, may in the future enter our wholesale market and compete with us. Perceived competition with this market segment could drive our prices down.

We directly compete at the wholesale level with a number of other smaller regional to international carriers. Many of these companies are larger than we are and have substantially greater managerial and financial resources than we do. Intense competition in our markets can be expected to continue to impose downward pressure on prices and adversely affect our profitability. We cannot assure you that we will be able to compete successfully against our competitors and we may lose customers or fail to grow our business as a result of this competition. Moreover, we generate much of our wholesale revenue from a limited number of customers. Customers may discontinue their use of our services at any time, and without notice. Therefore, in any given quarter, we would lose a significant amount of revenue if we lost one or more of our major customers.

As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communications service providers for call completion on our network. Moreover, in order for us to lower our prices, we have to renegotiate rates with our overseas local service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country on a cost-effective basis. The continued downward pressure on prices and our failure to renegotiate favorable terms in a particular country would have a material adverse effect on our ability to operate our network and Internet telephony business profitably.

Attempting to Develop New Revenue Stream

In addition to our minutes-based revenue, we hope to take advantage of our dealership networks to increase our revenue in prepaid calling cards (traditional and eTalk) in the US and South East Asia. Furthermore, we plan to increase our capital expenditure to expand our eTalk services to our customers in China, and subsequently customers all over the world. Although we intend to devote significant resources to create these new revenue streams, we cannot guarantee that we will be successful.

If the market for Internet telephony and other new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations may well be adversely affected. Our customers may be reluctant to use our Internet telephony services for a number of reasons, including:

   o perceptions that the quality of voice transmitted over the Internet is low;
   o our inability to deliver traffic over the Internet with significant cost advantages; and
   o  development of their own capacity on routes served by us.

The growth of our core business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. It is only dependent of our ability to sell prepaid calling cards through our network of dealers as planned. If the volume of international voice and fax traffic fails to increase, or decreases, and these third parties do not use our services as forecasted, our ability to become profitable may be adversely affected.

In addition, any perceived problems with the reliability or functionality of any new services that we plan to offer could discourage service providers or others from offering these services to their customers. In addition, the development of new capabilities or services may require substantial additional capital and marketing-related expenditures to be made well in advance of generating any revenue from such services or demonstrating any market acceptance of such services. If carriers, communications service providers do not use our services to offer any new services to their customers, or if their customers do not subscribe for the services when offered, our results of operations will be materially adversely affected.

We cannot be certain that end-users will continue to purchase services from us or that our customers will maintain a demand for our services. Our future financial performance depends substantially on sustaining and developing profitable routes, sale of prepaid calling cards as well as new demand for PC-to-Phone and new services such as voice application and speech recognition services and products. If the market for these services and products does not develop or if we are unable to capture a significant portion of that market, either directly or through our partners, our revenues and our results of operations will be adversely affected.

Reliance on Third Parties

Vendors. We rely upon third-party vendors to provide us with the equipment and software that we use to transmit calls through our voice networks using principally Nuera, PCM and Cisco equipment. We cannot assure you that we will be able to continue purchasing such equipment and software from our vendors, in such case, we may not be able to maintain or expand our network to accommodate growth or provide or upgrade certain services when needed.

Parties that maintain phone and data lines. Our business is dependent upon the availability of the Internet and traditional telephone networks to transmit voice and data, and to provide other value added services. Third parties maintain and, in many cases, own these networks and other components that comprise the Internet and certain switching facilities connecting to last mile. Some of these third parties are domestic telephone companies in the US and a few are their smaller counterparts in South East Asia such as GridTel and GreatWall Broadband. They may increase their charges for using these lines at any time and decrease our profitability. They may also fail to maintain their lines properly and disrupt our ability to provide service to our customers. Any failure by these third parties to maintain these lines could lead to a material disruption of our ability to route calls or provide other services. It could discourage our customers from using our network or enhanced services, which could have the effect of delaying or preventing our ability to become profitable.

Strategic Relationships. We depend in part on our strategic relationships to expand our distribution channels and develop and market our services especially in prepaid calling cards. In particular, we depend in large part on our dealers in the US to maintain their nationwide sales channels, and in the future, their counterparts in South East Asia. Strategic relationship partners may choose not to renew existing arrangements on commercially acceptable terms, if at all. If we lose these key strategic relationships, or if we fail to maintain or develop new relationships in the future, our ability to expand revenue stream and hence scope of our network would be materially adversely affected.

Fast Leap in Technology Trends

Our business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. We will need to expand and upgrade our hardware and software to accommodate such increased traffic. If we do not expand and upgrade quickly enough, we will not have sufficient capacity to handle the traffic and growth in our operating performance would suffer. Even with such expansion, we may be unable to manage new deployments or utilize them in a cost-effective manner. In addition to lost growth opportunities, any such failure could adversely affect customer confidence in the Elephant Talk Network and could result in us losing business outright.

As the Internet telephony industry has grown, sound quality has improved, but the technology requires further refinement. Because the Internet telephony market and markets for our enhanced services are new and evolving, predicting the size of these markets and their growth rate is difficult. Transmitting telephone calls over the Internet, and other uses of the Internet for our enhanced services, must also be accepted by customers as an alternative to traditional services. If our market fails to develop, then we will be unable to grow our customer base and our results of operations will be adversely affected.

Key Personnel

Our future success will depend, in large part, on the continued service of our key management and technical personnel. If any of such members of senior management or others at the Company are unable or unwilling to continue in their present positions, our business, financial condition and results of operations could well suffer. While many of the members of our management team have been employed with us, we cannot ensure their continued employment with us.

Our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees, particularly operational and sales personnel. Competition for such employees in our industry is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications. We may not be able to retain our employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting and retaining skilled personnel, we may not be able to grow at a sufficient rate to attain profitable operations.

Asian Economy

An economic crisis in Asia where a substantial portion of our client base is located could result in a decrease in our revenues. Several countries in Asia have experienced currency devaluation and/or difficulties in financing short-term obligations. We cannot assure you that the effect of an economic crisis on our customers will not impact operations, or that the effect on our customers in that region will not adversely affect both the demand for our services and the collectibility of receivables.

Foreign Currencies

Fluctuations in the exchange rate of the U.S. dollar and foreign currencies could have a material adverse effect on our financial performance and profitability. A portion of our costs denominated in foreign currencies. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our costs of goods and services sold and operating margins and could result in exchange losses. We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may engage in exchange rate-hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging technique we may implement will be effective. If it is not effective, we may experience reduced operating margins. We could suffer adverse tax and other financial consequences if U.S. or foreign taxing authorities do not agree with our interpretation of applicable tax laws. Our corporate structure is based, in part, on assumptions about the various tax laws, including withholding tax, and other relevant laws of applicable non-U.S. jurisdictions. We cannot assure you that foreign taxing authorities will agree with our interpretations or that they will reach the same conclusions. Our interpretations are not binding on any taxing authority and, if these foreign jurisdictions were to change or to modify the relevant laws, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our corporate structure materially impaired.

Terrorism

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets on which our securities trade, the markets in which we and our customers operate, our operations and our profitability. Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation more difficult and more expensive and ultimately affect the sales of our products and services in the United States and overseas. Also as a result of terrorism, the United States may enter into armed conflicts, which could have a further impact on our domestic and international sales, our supply chain, and our ability to deliver our services to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

JiTong Network Communications Company Limited ("JiTong"): On October 8, 2001, Elephant Talk Limited entered into a reseller agreement with JiTong Network Communications Company Limited ("JiTong") to provide a variety of IP-based telecom services. JiTong is one of the five government-owned telecom giants in China with their own communication infrastructure. It is the famous owner and operator of the Golden Bridge fiber optics and Internet services. Both companies will jointly develop and market new brands of IP telephony solutions in major countries worldwide. Under the terms of the agreement, Elephant Talk Limited will interconnect its global point-of-presence (POPs) with JiTong's network.
Elephant Talk Limited will market and resell JiTong's IP-based services including I-phone and I-fax services, while JiTong will be responsible for service provisioning, technical support and after-sales services to customers. The agreement signifies the beginning of close, long-term, working partnership between the two companies. Elephant Talk Limited has expanded their agreement with JiTong Networks Communications Company and also signed cross-branding partnership agreements with China Netcom Corporation Limited and Great Wall Broadband Network detailed below.

Hicent Telecom (USA) Inc.: On December 15, 2002, ElephantTalk signed a Letter of Intent to acquire 100 percent of Hicent Telecom (USA) Inc. ("Hicent USA") (www.hicent.com). Hicent USA is a medium-sized international exchange carrier with an exclusive relationship with Saigon Post Telecommunications Corp. (SPT) one of Vietnam's three licensed telecom operators. The transaction will provide ElephantTalk significant additional corporate and wholesale telecommunication clients and expand the company's established direct routing to transcontinental operating hubs, satellite connections, and related technical support facilities throughout the region with a strong operational emphasis in Indo-China.

Hicent USA has points of presence (POPs) assets in Los Angeles, Hong Kong, Vietnam, and PRC. The company has strong relationships with local ISPs and international carriers in the Indo-China regions, and provides direct routes to China and Vietnam. Hicent USA records over 1.8 million calling minutes per month to Vietnam and has a traffic termination agreement with SPT. SPT owns legal licenses for international telecom access as a result of the Vietnam government's official issuance of telecommunications business licenses in 1997. Since opening its telecom markets, Vietnam has proceeded on a government-planned and regulated pace maintaining significantly higher profit margins over de-regulated markets, which are expected to continue over the next few years. Hicent USA is expected to be profitable with annual unaudited revenues for fiscal 2002 projected to increase over $7.4 million.

Hicent USA's presence and relationship with major operators throughout the region, especially Vietnam and China adds significant strength to ElephantTalk's business. This acquisition will significantly deepen our market penetration, expand our reach in the region and will enhance further co-operation and synergy with operators in Vietnam, as well as perfecting our backbone for voice-over-internet-protocol (VoIP) roll out in Indo-China and South Asia. The addition of Hicent USA's networks, facilities, and connections is expected to put ElephantTalk in a favorable position when tapping the Indo-China markets. Furthermore, this will bring an increase in efficiencies, lower operating cost per minute, provide quicker time to market, and improve profit margins for our consolidated operations. This is the first big step in our strategy to expand our strong foothold in the emerging Asian telecom markets, which still have low user penetration and have yet to be fully deregulated. ElephantTalk is being positioned to take advantage of their tremendous untapped potential."

This acquisition continues ElephantTalk's expansion into Indo-China's emerging telecom markets. The Company recently signed agreements with EADS Multicoms (www.multicoms.net), China Railway Communication Co., Ltd., China Netcom Corporation (www.cnc.net.cn), and Great Wall Broadband Network (http://www.gwbnet.com).


Risks Relating to the Greater China and Asian Internet Industry

The Greater China and Asian Internet industry is a developing market and has not been proven as an effective commercial medium

The market for Internet services in Greater China and Asia has only recently begun to develop. Since the Internet is an unproven medium for commercial services, our future operating results from eTalk services will depend substantially upon the increased use of the Internet in Greater China and Asia. Critical issues concerning the commercial use of the Internet in Greater China and Asia such as security, reliability, cost, ease of deployment, administration and quality of service may affect the adoption of the Internet to solve business needs. For example, the cost of access may prevent many potential users in Asia from using the Internet.

Our entry into the Chinese Internet market depends on the establishment of an adequate telecommunications infrastructure in China by the Chinese government

Unlike Taiwan and Hong Kong, where the telecommunications infrastructure is comparable to U.S. standards and where private companies compete as ISPs, the telecommunications infrastructure in China is not well developed. In addition, access to the Internet is accomplished primarily by means of the government's backbone of separate national interconnecting networks that connect with the international gateway to the Internet, which is owned and operated by the Chinese government and is the only channel through which the domestic Chinese Internet network can connect to the international Internet network. Although private sectors ISPs exist in the China, almost all access to the Internet is accomplished through ChinaNet, the Chinese primary commercial network, which is owned and operated by the Chinese government. We rely on this backbone and China Telecom to provide data communications capacity primarily through local telecommunications lines. As a result, we will continue to depend on the Chinese government to establish and maintain a reliable Internet infrastructure to reach a broader base of Internet users in China. We will have no means of getting access to alternative networks and services, on a timely basis or at all, in the event of any disruption or failure. There can be no assurance that the Internet infrastructure in Greater China will support the demands associated with continued growth. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government, our business could be materially and adversely affected.

Our computer network is vulnerable to hacking, viruses and other disruptions

Inappropriate use of our Internet and phone services could jeopardize the security of confidential information stored in our computer system, which may cause losses to us. Inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems - commonly known as "cracking" or "hacking". Although we intend to implement security measures to protect our facilities, such measures could be circumvented. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in our services.

There are political, economic and regulatory risks associated with doing business in China and Asia

China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. The current economic situation may adversely affect our profitability over time as expenditures may decrease due to the results of slowing domestic demand and deflation. A significant part of our facilities and operations are currently located in Hong Kong. Hong Kong is a Special Administrative Region ("SAR") of China with its own government and legislature. Hong Kong enjoys a high degree of autonomy from China under the principle of "one country, two systems". We can give no assurance that Hong Kong will continue to enjoy autonomy from China. The Hong Kong dollar has remained relatively constant due to the U.S. dollar peg and currency board system that has been in effect in Hong Kong since 1983. Since 1998, interest rates in Hong Kong have risen significantly, real estate and retail sales have declined and Hong Kong has slipped into a recession. In recent months, Hong Kong has suffered deflation and the currency has been subject to currency speculation and the SAR government has substantially supported the market for the Hong Kong dollar, both directly and indirectly through the large-scale purchase of securities listed on the Hong Kong Stock Exchange. We can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. Continued recession in Hong Kong, deflation or the discontinuation of the historical currency peg could adversely affect our business.

Regulation of the information industry in China may adversely affect our business

China has enacted regulations governing Internet access and the distribution of news and other information. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the Internet, including promulgation of the new laws, changes to the existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

A change in currency exchange rates could increase our costs relative to our revenues

In future, substantial amount of our revenues, expenses and liabilities will be denominated in Hong Kong dollars and Chinese Renminbi. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. We have not entered into agreements or purchase financial instruments to hedge our exchange rate risks although we may do so in the future.

Restrictions on currency exchange may limit our ability to utilize our revenue effectively

Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the Renminbi, significant restrictions still remain. We provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Renminbi. Because a significant amount of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China,

Risks relating to operating licenses

Currently, ETL has been granted two PNETS licenses in Hong Kong, one for the provision of external telecommunications services (ETS) and the other for the provision of ISP services (ISP). Under the terms of PNETS licenses, we are subject to regulation of the Office of Telecommunications Authority (OFTA), the official regulatory body. OFTA's regulatory powers permit it to cancel, withdraw or suspend the company's PNETS licenses for a period as it may determine in the event of any contravention by the Company of the Telecommunications Ordinance or of any condition to which the company's PNETS License is granted.

PNETS licenses are customarily granted for 1-year terms and are renewable annually. On the basis that ETL has successfully renewed its licenses before, we have no reason to believe that we would fail to do so in the future. However, there can be no assurance that our PNETS licenses will be renewed upon expiration. The failure to obtain a renewal of its PNETS licenses would result in the company having to cease to offer telecommunication services through its network.

Doing business in China

ElephantTalk's operations in China involve certain risks and special considerations not typically associated with operations in the United States. These risks generally related to: (i) social, economic and political uncertainty; (ii) substantial governmental involvement in and control over the Chinese economy; (iii) the possibility that the Chinese government could elect to discontinue its support of the economic reform programs implemented in 1978 and return to a completely centrally planned economy; and (iv) possible nationalization or expropriation of assets. Accordingly, government actions in the future could have a significant effect on economic conditions in China. Such actions and resulting changes in the Chinese economy could significantly adversely affect, limit or eliminate opportunities for foreign investment, the prospects of private sector enterprises operating in China and the value of ElephantTalk's investments in China.

Environmental Regulation

ElephantTalk's U.S. and Chinese operations are subject to various governmental laws and regulations. The costs and effects of compliance with environmental laws and regulations in the United States (federal, state and local) and China have not been material in the past and are not anticipated to be material in the future.

Patents, Trademarks and Licenses

We actively pursue the protection of intellectual property rights in the United States and relevant foreign jurisdictions. We conduct our business under the "ElephantTalk" brand name and logo. Currently, Elephant Talk Limited owns certain trademarks in China, Singapore, Hong Kong, USA and Canada, which are either registered in the Trademark Office or in the process of being registered. Elephant Talk Limited owns External Telecommunications Service License and ISP licenses to conduct telecommunications business locally in Hong Kong.

Employees

ElephantTalk currently employs in the United States one full-time employee at its principal executive office located in Orange, California. The executive office provides corporate administrative and advisory services to ElephantTalk and its affiliates. Elephant Talk Limited employs at its two sites located in Hong Kong four full-time employees, while technical, administrative, sales support and accounting services are provided by full time employees of ET Network Services, Limited ("ETNS"). We believe that our future success will depend in part on our continued ability to attract, hire, integrate, retain and motivate highly qualified personnel in various disciplines, and upon the continued service of our senior management personnel. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Research and Development

Elephant Talk Limited has spent many months doing research and development of our current business strategy, the cost of which has been borne through the issuance of securities in the acquisitions. Because of the continuing technological changes that characterize the Internet, Web design and telecommunications and computer industries, ElephantTalk's success will depend, to a considerable extent, upon its ability to continue to grow its business by acquiring companies that are ahead of the competition in our industry and develop competitive technologies internally through research and development. Management does not anticipate incurring any significant costs for such research and development in the near term other than through acquisitions.

No assurance can be given that agreements entered into by ElephantTalk will result in actual agreements or that the terms of the agreements will not be significantly changed, or that any of the financing needs to consummate the agreements discussed in this Annual Report be successfully completed. ElephantTalk's management, which has extensive experience and expertise in relevant industry sectors, intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, ElephantTalk has raised and continues to raise the substantial funds necessary to carry out its business plans by selling its own common shares to selected investors/partners. If ElephantTalk is not able to raise the necessary funds to fund its growth, the agreements will need to be modified or cancelled.

There are insignificant amount spent during the last two fiscal years on research and development, as we often use proven technologies available in the market which reduce the risk of bugs and unsteady performances, especially in initial launches of services.

There are no material costs incurred in order to comply with environment laws in a local or worldwide basis owing to the nature of the telecom industry.

Item 2.  Description of Property

ElephantTalk's principal executive office is located at 438 East Katella Avenue, Suite 217, Orange, California 92867. The premises consist of approximately 300 square feet of office space with a large office and a file room. ElephantTalk is leasing these premises from an unaffiliated party and occupied these premises since September 5, 2002. The lease term is for one year commencing on September 5, 2002 with an option to renew for a month-to-month basis after the termination of the lease. The monthly rent amounts to $324 with no escalation of monthly rent during the lease term.

Elephant Talk Limited currently occupies the following portions of spaces leased by ETNS, our related company:

   o 10,000 square feet in at 8/F, 145-159 Yeung Uk Road, Tsuen Wan, Hong Kong for a period of two years commencing May 1, 2002 for a monthly rent of HK$65,200 ($8,359)
   o 5,000 square feet in 10E World Tech Centre, How Ming Street, Hong Kong for a monthly rent of HK$15,000 ($1,900).
   o Various co-location spaces with square footage of under 200 square feet in Guangzhou, Los Angeles, Boston and Singapore where our telecommunications equipment are located.

The costs associated with the facilities occupied under ETNS are allocated pro-rata, based upon the relative percentage of space occupied by the Company or ETNS, with company-specific charges applied directly to the respective company.

ElephantTalk believes that its facilities currently under lease are adequate for its present activities, and that additional facilities are available on competitive market terms to provide for such future expansion of the Company's operations as may be warranted.


Item 3.  Legal Proceedings.

None


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on November 29, 2002. The shareholders elected Mr. Russelle Choi, Mr. Pius Lam, Mr. Thomas Wong, Mr. Manu Ohri and Mr. Ken Ieong to one-year term as directors. Additionally, the shareholders ratified the appointment of Kabani and Company, Inc. as the Company's independent auditor.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on Over the Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ETLK". Prior to the merger with ElephantTalk on January 4, 2002, the Company's common stock was traded under the symbol "SRUN". The following table sets forth the range of high and low bid and asked quotations for the common stock (adjusted for 1 for 10 reverse stock split effected on January 22, 2002) during the three most recent years calendar quarters ended December 31, 2002, 2001 and 2000:

                        --------     --------     ----------     ---------
                        High Bid     Low Bid      High Asked     Low Asked
                        --------     --------     ----------     ---------

-------------------     --------     --------     ----------     ---------
March 31, 2000          $  0.08      $  0.04       $  0.08         $  0.04
-------------------     --------     --------     ----------     ---------
June 30, 2000              0.06         0.00          0.06            0.00
-------------------     --------     --------     ----------     ---------
September 30, 2000         0.06         0.02          0.06            0.02
-------------------     --------     --------     ----------     ---------
December 31, 2000          0.02         0.04          0.02            0.04
-------------------     --------     --------     ----------     ---------
March 31, 2001             0.01         0.00          0.01            0.00
-------------------     --------     --------     ----------     ---------
June 30, 2001              0.01         0.00          0.01            0.00
-------------------     --------     --------     ----------     ---------
September 30, 2001         0.01         0.01          0.01            0.01
-------------------     --------     --------    ----------      ---------
December 29, 2001          0.02         0.02          0.02            0.02
-------------------     --------     --------     ----------     ---------
March 25, 2002             0.42         0.42          0.42            0.42
-------------------     --------     --------     ----------     ---------
June 28, 2002              0.21         0.14          0.21            0.14
-------------------     --------     --------     ----------     ---------
September 30, 2002         0.06         0.05          0.06            0.05
-------------------     --------     --------     ----------     ---------
December 31, 2002          0.07         0.07          0.07            0.07
-------------------     --------     --------     ----------     ---------


The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 2002, there were broker-dealers publishing quotes for the common stock.

Holders

At March 11, 2003, ElephantTalk had approximately 1,700 holders of record of its common stock holding a total of 41,438,210 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption of sinking fund provisions applicable to the common stock.

All of the ElephantTalk's issued stock has been issued pursuant to Rule 144 of The Securities Act and could come into any market that exists under Rule 144. Approximately 4,005,446 and 3,267,689 outstanding Rule 144 shares held by principal and directors exist at December 31, 2002 and 2001, respectively.

Dividends

The Company has not declared any cash dividends since inception and does not anticipates paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividend on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

On September 25, 2002, pursuant to the terms of a Spin-Off Agreement with The Hartcourt Companies, Inc., the Company issued 5,000,000 restricted common shares to Hartcourt. These shares were valued at $320,000 based upon the current market price on the date of distribution. On the close of escrow of the Spin-Off Agreement on January 4, 2003, the Company received back from Hartcourt 17,895,579 of its common shares held by Hartcourt as a result of the finalization of the terms of the Spin-Off Agreement. The issuances were exempt from the registration provisions of the Securities Act of 1933 by virtue of
Section 4(2).

Warrants

At March 11, 2003, there were no warrants outstanding convertible to common stock. During 2002 and 2001, no warrants were converted into shares of common stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in ElephantTalk's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Plan of Operation

Elephant Talk Communications, Inc. is a facility-based international long distance carrier offering highly reliable and competitively priced services. Our international call services are provided through an integrated network infrastructure comprising both the packet-switched system (IP based) and circuit switched system (conventional phone based) focusing on the Asia Pacific region as well the U.S. The Company provides its services to first-tier local and international telecommunications carriers, enabling those carriers and other service providers to offer voice and fax services to their end-customers. In view of the deregulation of the global telecommunications market and rapid growth of the Internet in favor of IP based telecommunications services, the Company recognized this huge opportunity to set up a new infrastructure enabling the convergence and leverage of the strengths of conventional telephone network and the VoIP technology.

The Company's operations include international long distance on both sides of the Pacific, serving over 20 foreign countries through an advanced and flexible network. As the Company has been expanding its foothold in Asia with more profitable routes and the development of value-added services, such as PC-to-Phone service, the Company will now continue with that expansion and is actively pursuing new sales channels for the higher-margin prepaid calling card market, expanding from the U.S. to several countries in South East Asia.

ElephantTalk, through a combination of expertly managed internal expansion and accretive strategic acquisitions, is executing plans to provide a sustainable, growing, diversified and profitable revenue base throughout its operations. The company is aggressively identifying and pursuing the best business opportunities available. Through a continued refinement of operational efficiencies, and increasing revenue margins, the Company is providing a clear path to profitability for its current and future businesses."

Comparison of the fiscal years ended December 31, 2002 and December 31, 2001.

The results of operations of ElephantTalk for 2002 primarily consisted of operations of Elephant Talk Communications, Inc., Elephant Talk Limited, a wholly-owned subsidiary and its 39% equity investment interest in ETNS Singapore Pte. Ltd. The results of operations for 2001 primarily consisted of operations of Elephant Talk Limited and its 39% equity investment interest in ETNS Singapore Pte. Ltd.

Revenues and Cost of Revenues: The Company reported revenues of $5,672,284 and $11,087,981 during the year ended December 31, 2002 and 2001, respectively. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in the US, Europe, China, Indonesia and Hong Kong. The major component of the decline in revenues comes from price compression for long distance business voice services. Our international business continues to experience significant price pressure on its products as we continue to penetrate the retail markets and though the wholesale market continues to represent a large portion of our gross revenues. The wholesale market continued to be extremely price competitive, and this, in addition to bankruptcies in some customers and industry players, a reduction in circuits connected to customers related to their internal network consolidation, contributed to the year-over-year decrease. Wholesale revenues during 2002 were also impacted by proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as we shift our focus from revenue growth to cash generation. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card. Revenue reduction in 2002 is also attributable to a strategic decision on our part to de-emphasize certain services with longer settlement terms (such as certain wholesale customers and most retail post-paid customers). Partially offsetting the items contributing to the decrease in total revenue was the introduction of eTalk - a PC to phone service offered in China through pre-paid call arrangements since the third quarter of 2002, which saw small revenue in the year but is expected to be more significant in future years.

Cost of revenue was $5,524,800 and $10,509,701 for the years ended December 31, 2002 and 2001, respectively. Cost of revenue included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services. Gross margin for the year ended December 31, 2002 reduced to 2.6% compared to 5.2% for the year ended December 31, 2001. It was due to the change in the revenue mix for the services provided to the customers as well as the direct result of the pricing pressure in the telecom markets without adequate volume offsets. Although our mix improved towards a preferred blend of pre-paid mode versus post-paid mode, our international business continues to experience significant price pressure on its products. Both the local voice revenue and long-distance revenue decreases were significantly impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in our Hong Kong and the world. Partially offsetting this situation was a rebate confirmed from Office of Telecommunications Authority ("OFTA") in Hong Kong, regarding volume charges of $110,000.

Selling, General and Administrative Expenses (S,G&A): S,G&A expenses were $1,531,772 and $1,330,172 for the years ended December 31, 2002 and 2001, respectively. S,G&A expenses as a percentage of revenues increased to 27.0% during the year December 31, 2002 compared to 11.99% in 2001. The Company completed its acquisition of Elephant Talk Limited in January 2002 and incurred expenses in excess of $576,000 relating to legal and professional fees, shareholder and investor relation services, and consulting and business advisory services primarily due to increase the Company's awareness in the US markets. The Company did not incur such expenses in 2001. Although the Company's revenue base in 2002 was reduced by 48.8%, provision for bad debt increased to $308,075 in 2002 compared to $33,722 in 2001 primarily due to the current economic climate in the telecommunications industry. This was partly offset by absence of bonus to the management in 2002 compared to $641,000 incurred in 2001. During 2002, the Company utilized its resources efficiently, reduced payroll expense and rent due to the downturn in economic and market conditions in Hong Kong and through right-sizing of the organization.

Other Income and Expenses: Other income was $177,067 and $62,500 for the years ended December 31, 2002 and 2001, respectively. Other income was represented by interest income earned on a promissory note from affiliates. Interest expense was $125,019 in 2002 compared to $52,786 in 2001. Reduction in interest expense was due to pay-off of the shareholders' loans by the Company during the first six months of the year. In addition, the Company lost $3,356 for the year ended December 31, 2002 on its equity investment in ETNS Singapore, Pte. Ltd. compared to income of $59,976 for the same period in 2001. During 2002, the Company recorded impairment of fixed assets amounting $239,990. There was no impairment of fixed assets in 2001.

Comprehensive Loss: The Company's investments comprised of marketable securities, all classified as available-for-sale, are carried at their fair value based upon the quoted market prices of the investments at December 31, 2002 and 2001, respectively. Accordingly, unrealized gains and losses are included in stockholders' equity as other comprehensive income or loss. The marketable securities are restricted as of December 31, 2002 and therefore not included in current assets. The company recorded an unrealized loss of $300,000 during the year ended December 31, 2002 compared to $259,000 in 2001.

Liquidity and Capital Resources: The Company's principal capital requirements during the year 2003 are to fund the internal operations and fund the acquisitions of growth oriented telecommunications and related businesses in China, Hong Kong and USA. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include necessary cash. In view of low borrowing interest rates, the Company is actively pursuing additional credit facilities with financial institutions in Hong Kong as a means to obtain new funding. The Company's management estimates that it currently has the funds to operate for at least twelve months without raising additional capital.

As shown in the accompanying financial statements, ElephantTalk incurred a net loss of $2,064,803 for the year ended December 31, 2002 as compared to a net loss of $1,305,656 for the same period in 2001. Additionally, ElephantTalk's current liabilities exceeded its current assets by $ 3,603,290 at December 31, 2002. These factors and ElephantTalk's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern.

Operating activities: Net cash used in operating activities for the year ended December 31, 2002 amounted to $205,266 compared to net cash provided by operating activities of $1,099,435 for the same period in 2001. The decrease in net cash in operating activities resulted primarily due to the decrease in accounts payable and accrued expenses of $1,227,200 in the current period as compared to increase in accounts payable and accrued expenses of $375,720, increase in other payables and customer deposits of $106,915 and decrease in accounts receivable of $447,891 in the corresponding period of last year.

Investing activities. Net cash used in investing activities during the year ended December 31, 2002, was $39,404 compared to $87,221 for the same period in 2001. Cash was primarily used to purchase property and equipment of $15,538 and investment in ETNS Singapore Pte, Ltd. of $23,866 during 2002 compared to purchase of property and equipment of $33,375 and investment in ETNS Singapore Pte, Ltd. of $53,846 for the same period in 2001.

Financing activities. Net cash provided by financing activities during the year ended December 31, 2002 was $231,629 compared to cash used in financing activities of $1,022,260 during the same period in 2001. Net cash was provided due to net proceeds received from related parties amounting to $300,415 during 2002 compared to net cash used in payments to related parties amounting to $1,366,232, payments on capital leases of $61,457 and payment of notes payable of $74,827.

As a result of the above activities, the Company experienced a net increase in cash and cash equivalents of $13,041 for the year ended December 31, 2002 as compared to a net decrease of $10,046. The ability of ElephantTalk to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.

Item 7.  Consolidated Financial Statements

Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 30, 2002, ElephantTalk appointed Kabani and Company, Inc. ("Kabani"), as its new independent accountants for the year ended December 31, 2002 audit. During the two most recent fiscal years and through July 30, 2002, ElephantTalk had not consulted with Kabani regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on ElephantTalk's financial statements, and either a written report was provided to ElephantTalk or oral advice was provided that Kabani concluded was an important factor considered by ElephantTalk in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions in Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) or Regulation S-K.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters   and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information about the directors and executive officers of ElephantTalk.

  Director Name       Age              Position                           Since
  -----------------------------------------------------------------------------
  Mr. Russelle Choi    48   President and Chief Executive Officer          2002

  Mr. Pius Lam         44   Vice-President and Chief Operating Officer     2002

  Mr. Thomas Wong      39   Vice President and Chief Technical Officer     2002

  Mr. Manu Ohri        47   Executive Vice-President of Finance and
                            Chief Financial Officer                        2002

  Mr. Ken Ieong        39   Chief Communications Officer                   2002


Russelle Choi, President and Chief Executive Officer: Mr. Choi is a co-founder of the Elephant Talk Limited, a wholly owned subsidiary of the Company. Mr. Choi is responsible for the overall strategic direction of the Company, and is appointed as the President and Chief Executive Officer of the Company. Mr. Choi serves as Chairman of ET Network Services Limited in Hong Kong. Mr. Choi has over 20 years experience in management and leadership in a wide range of industries including media, garment and telecommunication industries in Hong Kong, China and U.S. In 1981, Mr. Choi established the "Happy Days Association" from which he made connection in the media and entertainment industry in Hong Kong. Mr. Choi serves as Chairman of WKA Association, a leading association for Thai-style boxing for the South East Asia Region. In 1985, Mr. Choi opened his own garment factory in Canada with branches in Hong Kong and China, before jointly founding Elephant Talk Limited in Hong Kong 1994.

Pius Lam, Vice President and Chief Operation Officer: Mr. Lam is a co-founder of Elephant Talk Limited. Mr. Lam is responsible for the Company's day-to-day management and operations. Prior to the establishment of Elephant Talk Limited, Mr. Lam successfully co-founded New Tech Information Systems Limited, an international systems integrator for the hospitality industry, both in US and Hong Kong. From August 1986 to August 1987, Mr. Lam served as a Program Analyst with Omni's Solutions, Inc. Mr. Lam has over 16 years experience in the computer and telecommunications industries. Mr. Lam earned a Master's degree in Business Administration with emphasis in Economics and Finance from the State University of New York in 1986 and a Bachelor's degree in Science from State University of Pennsylvania in 1984.

Thomas Wong, Vice President and Chief Technical Officer: Mr. Wong is also a co-founder of the Elephant Talk Limited. Mr. Wong is primarily responsible for the Company's technical functions and network implementation, operation and maintenance. Mr. Wong is also one of the co-founders of New Tech Information Systems Limited through which he has over 16 years experience in the computer and telecommunications industries. Mr. Wong earned a Bachelors degree in Computer Science from University of Massachusetts, USA in 1986.

Manu Ohri, Executive Vice President, Finance & Chief Financial Officer: Mr. Ohri currently serves as the Executive Vice President of Finance & Chief Financial Officer and Director in the Company since May 2002. Mr. Ohri has served in this capacity for The Hartcourt Companies, Inc. from December 1999 to September 2002. From June 1999 to November 1999, Mr. Ohri served as the President and Chief Executive Officer of Pego Systems, Inc., an industrial air and gas equipment manufacturer's representative organization, an affiliate of The Hartcourt Companies, Inc. From January 1997 to March 1999, Mr. Ohri served as Chief Operating Officer and Chief Financial Officer of Dynamic Cooking Systems, Inc., a privately-held manufacturing company. From September 1989 to December 1996, Mr. Ohri served as Chief Financial Officer of Startel Corporation, a NASDAQ company in software development business. Mr. Ohri's multi-faceted experience includes operations, finance as well as administrative functions in the manufacturing, distribution and software development industries. Mr. Ohri is a Certified Public Accountant with over six years experience with Deloitte & Touche, LLP and PriceWaterhouseCoopers, LLP. Mr. Ohri earned his Masters degree in Business Administration from University of Detroit in 1979 and Bachelors degree in Accounting from University of Delhi in India in 1975.

Mr. Ken Ieong, Chief Communications Officer: Mr. Ieong is responsible for all corporate communications of the Company. Mr. Ieong is also one of the co-founders of Elephant Talk Limited in 1994. From 1988 to 1994, Mr. Ieong worked for New Tech Information Systems Limited where he was responsible for marketing and system implementations. Mr. Ieong earned his Master's degree in Business Administration from the State University of New York in 1986 and a Bachelor's degree in Science from York University, Canada in 1984.

Directors serve for a term of one year or until their successors are elected and qualified. Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company except that Mr. Pius Lam, Chief Operating Officer of the Company, is married to Mr. Russelle Choi's sister.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the executive officers for the last three fiscal years. None of our officers earned more than $100,000 in the last three fiscal years.

--------------------------------------------------------------------------------
                     ANNUAL COMPENSATION       LONG TERM COMPENSATION
================================================================================
                                                Awards        Payouts
================================================================================
               Year Salary Bonus Other  Restricted Securities  LTIP      All
                     ($)    ($)  Annual   Stock    Underlying Payouts   Other
                                 Compen-  Awards    Options/    ($) Compensation
                                 sation    ($)        SARs               ($)
                                  ($)                 (#)
================================================================================
Russelle Choi, 2002  $0     $0    $0       $0          0         $0      $0
President and  2001  $0     $0    $0       $0          0         $0      $0
CEO            2000  $0     $0    $0       $0          0         $0      $0
--------------------------------------------------------------------------------
No options or SARs were granted to any executive officers.

Employment and Related Agreements

On January 1, 2003, ElephantTalk entered into an employment agreement with Mr. Russelle Choi to provide salary, bonuses, and other fringe benefits through December 31, 2005. Annual base salary payable to Mr. Russelle Choi under the agreement was $120,000 per annum in the first year, $132,000 in the second year and $150,000 in the third year. Payments are to be made in equal monthly installments. In the event ElephantTalk did not have sufficient cash flow to pay compensation in cash, Mr. Choi has the option to accept ElephantTalk's restricted common shares for the same amount of compensation. Share price is to be calculated at 50% of the market trading bid price on the first trading day of the month for which the compensation is paid. As of March 11, 2003, ElephantTalk had not issued any common shares to Mr. Choi for his compensation.

On August 1, 2001, Elephant Talk Limited executed a letter of intent employing the services of Mr. Zhong Hua Li for a three-year term at the rate of $5,500 per month. Mr. Li had the expertise in marketing of prepaid telephone calling cards of Elephant Talk Limited to distributors in the large metropolitan areas in the U.S. The letter of intent of employing Mr. Li's services was terminated by mutual consent of both parties in April 2002. The Company is not obligated to pay any further compensation to Mr. Li subsequent to his termination.

Compensation of Directors

For attending Board meetings, the Board of Directors approved the compensation of the Company's directors with $5,000 worth of restricted common shares valued at the closing market price of the common shares on first day of each fiscal quarter, starting January 1, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2002 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

--------  --------------------------------- -------------------- --------------
Title of  Name & Address of                 Amount and Nature of     Percent
Class     Beneficial Owner                  Beneficial Ownership
                                                    (1)
--------  --------------------------------- -------------------- --------------
--------  --------------------------------- -------------------- --------------
Common    Man Eagle Limited                      3,996,969             9.5%
stock     28/F Emperor Group Centre
          288 Hennessy Road, Wanchai
          Hong Kong
--------  --------------------------------- -------------------- --------------
Common    Supreme Luck Management                2,703,832             6.4%
stock     Company Limited
          6/F 24 Des Voeux Road, Central
          Hong Kong
--------  --------------------------------- -------------------- --------------
Common    The Hartcourt Companies, Inc.         17,895,580            43.2%
stock     2500 E. Colorado Blvd., Suite 301
          Pasadena, California 91107
--------  --------------------------------- -------------------- --------------
Common    Russelle Choi, Director                1,763,369             4.3%
stock     8/F, 145-159 Yeung Uk Road
          Tsuen Wan, Hong Kong
--------  --------------------------------- -------------------- --------------
Common    Pius Lam, Director                       587,790             1.4%
stock     8/F, 145-159 Yeung Uk Road
          Tsuen Wan, Hong Kong
--------  --------------------------------- -------------------- --------------
Common    Thomas Wong, Director                    587,790             1.4%
stock     8/F, 145-159 Yeung Uk Road
          Tsuen Wan, Hong Kong
--------  --------------------------------- -------------------- --------------
Common    Manu Ohri, Director                      126,033             0.3%
stock     438 E. Katella Avenue, Suite 217
          Orange, California 92867
--------  --------------------------------- -------------------- --------------
Common    Ken Ieong, Director                      470,232             1.1%
stock     8/F, 145-159 Yeung Uk Road
          Tsuen Wan, Hong Kong
--------  --------------------------------- -------------------- --------------
--------  --------------------------------- -------------------- --------------
          All Officers and Directors             4,005,446             9.7%
          as a group
--------  --------------------------------- -------------------- --------------

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Securities Exchange Act of 1934, as amended.

Stock Option Plan

On April 11, 2002, the Company entered into an agreement with an individual, Tang Wai Leong, whereby the Company granted Mr. Leong an option to purchase two million (2,000,000) common shares of the Company at the closing market price of

April 11, 2002 which was $0.32 (32 cents) per share. Mr. Leong agreed to provide consulting and advisory services to the Company in accordance with certain terms and conditions. Mr. Leong shall have the right to exercise the option in whole or in part through the close of business on April 10, 2003. On December 1, 2002, the Company and Mr. Leong mutually agreed to terminate the consulting services agreement. Mr. Leong did not exercise his option to purchase the Company's common shares as of the date of termination of the consulting services agreement.

Employee Benefit Plan

The Company adopted an employee benefit plan called "The 2000 Employee Benefit Plan" (the "Plan") on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company's common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company's securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan Administrators under the direction of the Board of Directors administers the Plan. A total of four million (4,000,000) common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to suck option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term.

On January 17, 2001, the Company granted and issued 1,700,000 common shares at a price of $0.005 per share for a total consideration of $8,500. The Company did not grant any options under the Plan as of December 31, 2002. Under the Plan 2,300,000 shares of common stock remain available for grant at December 31, 2002.

Warrants

The Company does not have any warrants outstanding at December 31, 2002.

Stock Split

As a condition precedent to the acquisition of Elephant Talk Limited and plan of reorganization that completed on January 4, 2002, the Company authorized a reverse stock split of its common shares pursuant to which for every ten (10) shares of the issued and outstanding common shares one (1) common share was exchanged. On January 22, 2002 the Company completed and effected a one (1) for ten (10) reverse stock split of its outstanding common stock. This reduced the number of shares outstanding from 34,626,899 shares to 3,464,000 shares after having 1,311 partial shares redeemed. As part of the acquisition and plan of reorganization, the Company issued 31,164,210 common shares to the former shareholders of Elephant Talk Limited. In addition, pursuant to a letter of understanding, on January 2, 2002, the Company sold the business operations of Vision Aerospace, Inc., owned principally by a former officer of the Company for 1,000,000 shares of the common stock of Vision Aerospace, Inc. The Company has valued the investment in Vision Aerospace, Inc. at $10,835 being the net value of assets and liabilities in exchange for 1,000,000 shares of Vision Aerospace, Inc.

Item 12: Certain Relationships and Related Transactions

On February 27, 2001, Elephant Talk Limited entered into an agreement with Elephant Talk, Inc. ("ETI"), a corporation organized and existing under the laws of the Commonwealth of Massachusetts, whereby Elephant Talk Limited appointed ETI its sales agent in US for the sale of its products and services. The term of the sales agency agreement shall be for a period of five (5) years. Elephant Talk Limited agreed to pay a fee totaling three (3) percent of the cost of any services or products purchased by the customers through the efforts of ETI. During 2002 and 2001, ETI provided calling capacity and prepaid calling card sales to Elephant Talk Limited in the amounts of $3,470,851 and $2,861,174, respectively. Elephant Talk Limited paid commissions to ETI $73,419 and $206,322 for the years ended December 31, 2002 and 2001, respectively.

On May 16, 2001, Hartcourt and Elephant Talk Limited executed a Sale and Purchase Agreement whereby Hartcourt acquired 51% ownership interest in Elephant Talk Limited for a total consideration of $4,194,000. Hartcourt issued 3,756,058 shares of common stock valued at $2,325,000 to the private owners of Elephant Talk Limited, executed a Promissory Note of $1,250,000, and issued 1,000,000 shares to Elephant Talk Limited, for the 51% ownership interest. The 1,000,000 shares of common stock are reflected as Investment in marketable securities in the accompanying financial statements at December 31, 2002.

The Company executed a Spin-Off Agreement, dated September 12, 2002, and through the subsequent transactions that closed on January 4, 2003, the Company terminated its relationship with Hartcourt. Pursuant to the terms of the Spin-Off Agreement, the Company received 17,895,579 of its common shares held by Hartcourt and $349,000 in cash advances from Hartcourt, in exchange for returning 4,756,000 common shares of Hartcourt held by the Company and its affiliates, canceling two promissory notes of Hartcourt held by the Company and its affiliate in the respective amounts of $1,250,000 and $140,595, and canceling the indebtedness of cash advances by issuing 5,000,000 of its restricted common shares to Hartcourt. In addition to executing the Spin-Off Agreement, the parties executed a mutual release to end their relationship and place each other in a position whereby no party is indebted to the other party. Upon receipt of the shares on close of the escrow on January 4, 2003, the Company held 17,895,579 common shares as treasury shares. As a result of the completion of the spin-off agreement with Hartcourt, the Company will report a loss of $277,613 due to the share exchange. The accompanying financial statements for the year ended December 31, 2002 do not reflect the loss incurred by the Company.

                                    PART IV.

Item 13.  Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.  Description of Document
------------------------------------

10.1 Agreement of Merger and Plan of Reorganization Between Staruni Corporation and Elephant Talk Limited. Incorporated by reference from the Company's Current Report on Form 8-K, filed on January 18, 2002. SEC File No. 000-30061. Film No. 02512961 and 02580142.

10.2 Adoption of the Fiscal Year end of Elephant Talk Limited as Company's Fiscal Year. Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 16, 2002. SEC Film No. 02654000.

10.3 Consulting fees Agreement. Dated April 29, 2002. Incorporated by reference from the Company's Current Report on Form 8-K, filed on April 29, 2002. SEC File No. 333-87112. Film No. 02623607.

10.4         Option  Agreement  with  Tang Wai  Leong.  Dated  April  29,  2002.
             Incorporated by reference from the Company's Current Report on Form 8-K, filed on April 29, 2002 SEC File No. 333-87118. Film No. 02623728.

16.1         Appointment  of Kabani &  Company,  Certified  Public  Accountants.
             Incorporated by reference from the Company's Current Report on Form 8-K, filed on August 6, 2002. File No. 02721024.



Reports on Form 8-K:

During the last quarter covered by this Report we did not file any Current Reports Form 8-K.


ITEM 14.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELEPHANT TALK COMMUNICATIONS, INC.


Date:  March 28, 2003                   By: /s/ Russelle Choi
                                        -----------------------------------
                                        Russelle Choi
                                        Chairman of the Board
                                        President & Chief Executive Officer
                                        (Principal Executive Officer)

Date:  March 28, 2003                   By: /s/ Manu Ohri
                                        -----------------------------------
                                        Manu Ohri
                                        Executive Vice President, Finance &
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                              Date
--------------------     -----------------------------      --------------

/s/ Russelle Choi        President, Chief Executive         March 28, 2003
-----------------
Russelle Choi            Officer and Director

/s/ Pius Lam             Chief Operating Officer            March 28, 2003
------------
Pius Lam                 and Director

/s/ Thomas Wong          Chief Technology Officer           March 28, 2003
---------------
Thomas Wong              and Director

/s/ Manu Ohri            Chief Financial Officer            March 28, 2003
-------------
Manu Ohri                and Director

/s/ Ken Ieong            Chief Operating Officer            March 28, 2003
-------------
Ken Ieong                & Director

                           CERTIFICATION OF PRESIDENT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Russelle Choi, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Elephant Talk Communications, Inc. and its subsidiaries;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       (c)    presented  in  this  Annual  Report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                            /s/ Russelle Choi
                                            ------------------------------------
                                            Russelle Choi
                                            President & Chief Executive Officer,

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Manu Ohri, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Elephant Talk Communications, Inc. and its subsidiaries;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       (c)    presented  in  this  Annual  Report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                            /s/ Manu Ohri
                                            ------------------------------------
                                            Manu Ohri
                                            Chief Financial Officer

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES


                                    CONTENTS
                                    --------

PAGE     F-1        INDEPENDENT AUDITORS' REPORT

PAGE     F-2       CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE     F-3       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                   LOSSES FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGE     F-4       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGE     F-5       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                   DECEMBER 31, 2002 AND 2001

PAGES    F-6 - 23  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders and Board of Directors
Elephant Talk Communications, Inc.

We have audited the accompanying consolidated balance sheet of Elephant Talk Communications, Inc., a California corporation and subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk
Communications, Inc. and subsidiary as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of 4,929,899 which includes net losses of $2,064,803 and $1,305,656 for the years ended December 31, 2002 and 2001, respectively. The Company has an excess of total liabilities over total assets of $886,423 on December 31, 2002. These factors as discussed in Note 15 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 21, 2003

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31, 2002
                                   ASSETS                              2002
Current assets                     ------                          -------------
  Cash and cash equivalents                                         $     5,533
  Accounts receivable, net                                              483,662
  Prepaid expenses and other current assets                             126,274
                                                                    -----------
     Total Current Assets                                               615,649
                                                                    -----------
PROPERTY AND EQUIPMENT - NET                                            651,781
                                                                    -----------
OTHER ASSETS
   Due from related parties                                           1,700,646
   Investment in ETNS Singapore Pte, Ltd.                               233,356
   Investments, net                                                      70,835
   Carrier deposits                                                     342,300
                                                                    -----------
     Total Other Assets                                               2,347,137
                                                                    -----------
TOTAL ASSETS                                                        $ 3,614,567
------------                                                        ===========
               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES
   Overdraft                                                        $   168,052
   Accounts payable and customer deposits                             1,618,372
   Deferred revenue                                                      78,937
   Accrued expenses and other payable                                   664,709
   Factor payable                                                       198,205
   Capital lease liability - current                                     44,452
   Due to related parties                                             1,446,212
                                                                    -----------
     Total Current Liabilities                                        4,218,939

LONG-TERM LIABILITIES
   Note payable                                                         282,051
                                                                    -----------
TOTAL LIABILITIES                                                     4,500,990
                                                                    -----------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS'  DEFICIENCY
   Preferred Stock Class B, no par value, 5,000,000
    shares authorized, 0 shares issued and outstanding                        -
   Common stock, no par value, 250,000,000 shares
    authorized, 41,438,210 shares issued and outstanding              5,984,163
   Accumulated deficit                                               (4,929,899)
   Accumulated other comprehensive loss, net                           (553,187)
   Less: note receivable - stock issuance                            (1,387,500)
                                                                    -----------
     Total Stockholders' Deficiency                                    (886,423)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 3,614,567
----------------------------------------------                      ===========
           See accompanying notes to consolidated financial statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                       2002             2001
                                                   -------------   -------------
REVENUES, NET                                       $ 5,672,284     $11,087,981

COST OF REVENUE                                       5,524,800      10,509,701
                                                    -----------     -----------
GROSS PROFIT                                            147,484         578,280
                                                    -----------     -----------
OPERATING EXPENSES
 Depreciation and amortization                          487,685         623,454
 Selling, general and administrative                  1,531,772       1,330,172
                                                    -----------     -----------
      Total Operating Expenses                        2,019,457       1,953,626
                                                    -----------     -----------
LOSS FROM OPERATIONS                                 (1,871,973)     (1,375,346)
                                                    -----------     -----------
OTHER INCOME (EXPENSE)
 Interest income                                        177,067          62,500
 Interest expense                                      (125,019)        (52,786)
 Equity in income (loss) of unconsolidated affiliate     (3,356)         59,976
 Impairment of property and equipment                  (239,922)              -
                                                    -----------     -----------
      Total Other Income (Expense)                     (191,230)         69,690
                                                    -----------     -----------
LOSS BEFORE INCOME TAXES                            (2,063,203)      (1,305,656)
 Income taxes                                             1,600               -
                                                    -----------     -----------
NET LOSS                                            $(2,064,803)    $(1,305,656)
--------                                            -----------     -----------
OTHER COMPREHENSIVE LOSS
 Unrealized loss on available-for-sale securities      (300,000)       (259,000)
 Foreign currency translation gain (loss)                 2,869          (8,723)
                                                    -----------     -----------
                                                       (297,131)       (267,723)
                                                    -----------     -----------
COMPREHENSIVE LOSS                                  $(2,361,934)    $(1,573,379)
------------------                                  ===========     ===========
Net loss per common share and equivalents -
       basic and diluted                            $     (0.06)    $     (0.05)
                                                    ===========     ===========
Weighted average shares outstanding during the
period - basic and diluted                           37,147,939      27,591,781
                                                    ===========     ===========








           See accompanying notes to consolidated financial statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                                            Other
                                         Common Stock            Note      Subscriptions  Comprehensive  Accumulated
                                     Shares       Amount      Receivable     Receivable   Income (Loss)    Deficit         Total
                                 -------------  -----------  ------------  -------------  -------------  ------------  ------------
Balance, December 31, 2000         22,000,000   $2,820,513   $         -   $  (256,410)   $    11,667    $(1,559,440)  $ 1,016,330

Issuance of common stock for
 services                           3,000,000      384,615             -       256,410              -              -       641,025
Issuance of common stock for
 investments and note receivable    5,000,000    1,869,000    (1,250,000)            -              -              -       619,000
Other comprehensive loss                    -            -             -             -       (267,723)             -      (267,723)
Net loss, 2001                              -            -             -             -              -     (1,305,656)   (1,305,656)
                                 ------------   ----------   -----------   -----------    -----------    -----------   -----------
Balance, December 31, 2001         30,000,000    5,074,128    (1,250,000)            -       (256,056)    (2,865,096)      702,976

Recapitalization on reverse
 acquisition                        4,626,899       10,835             -             -              -              -        10,835
                                 ------------   ----------   -----------   -----------    -----------    -----------   -----------
                                   34,626,899    5,084,963    (1,250,000)            -       (256,056)    (2,865,096)      713,811
Balance - January 4, 2002 after
 recapitalization

Interest on note receivable                 -            -      (137,500)            -              -              -      (137,500)
Issuance of common stock for
 services                           1,810,000      579,200             -             -              -              -       579,200
Issuance of fractional shares           1,311            -             -             -              -              -             -
Issuance of shares in lieu of
 spin-off                           5,000,000      320,000             -             -              -              -       320,000
Other comprehensive loss                    -            -             -             -       (297,131)             -      (297,131)

Net loss, 2002                              -            -             -             -              -     (2,080,069)   (2,080,069)
                                 ------------   ----------   -----------   -----------    -----------    -----------   -----------
BALANCE,
 DECEMBER 31, 2002                 41,438,210   $5,984,163   $(1,387,500)  $         -    $  (553,187)   $(4,945,165)  $  (901,689)
 -----------------               ============   ==========   ===========   ===========    ===========    ===========   ===========
























           See accompanying notes to consolidated financial statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUNSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   2002            2001
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $(2,064,803)    $(1,305,656)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                                     487,685         623,454
 Issuance of stock for compensation                                579,200         641,025
 Issuance of stock in lieu of spin-off (note 16)                   320,000               -
 Impairment of property and equipment                              239,922               -
 Equity in (income) loss of unconsolidated affiliate                 3,356         (59,976)
 Provision for doubtful accounts                                   308,075          33,722
 Decrease in accounts receivable                                   299,827         447,891
 Decrease in prepaid expenses, deposits
  and other assets                                                 247,687         250,202
 Increase in other receivables                                           -         (62,500)
 Increase (Decrease) in accounts payable and customer
  deposits                                                      (1,204,848)        375,720
 Increase (Decrease) in deferred revenue                          (115,063)        148,633
 Increase in accrued expenses and other payable                    559,296         106,915
 Increase (Decrease) in cash overdraft                             134,887         (99,995)
                                                               -----------     -----------
       Net cash provided by (used in) operating activities        (205,266)      1,099,435
                                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                               (15,538)        (33,375)
 Investment in unconsolidated affiliate                            (23,866)        (53,846)
                                                               -----------     -----------
       Net cash used in investing activities                       (39,404)        (87,221)
                                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from factor                                                    -         198,205
 Proceeds from notes payable                                             -         282,051
 Payment on notes payable                                                -         (74,827)
 Payments on capital lease payable                                 (68,786)        (61,457)
 Payments on due to related companies,                             300,415      (1,366,232)
                                                               -----------     -----------
       Net cash provided by (used in) financing activities         231,629      (1,022,260)
                                                               -----------     -----------
NET INCREASE (DECREASE) IN CASH                                     13,041         (10,046)
CASH, BEGINNING OF YEAR                                             18,574          28,620
                                                               -----------     -----------
CASH, END OF YEAR                                              $     5,533     $    18,574
                                                               ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for interest                         $    38,246     $    52,786
                                                               ===========     ===========
Cash paid during the year for income taxes                     $     1,600     $         -
                                                               ===========     ===========





           See accompanying notes to consolidated financial statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------  -----------------------------------------------------------

        (A) Organization and Nature of Operations
        -----------------------------------------
        Elephant   Talk   Communications,    Inc.   (herein   referred   to   as
        "ElephantTalk", "ETCI" or "Company" formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation. On January 4, 2002, the Staruni Corporation merged with Elephant Talk Limited; a limited company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the acquisition, and to emphasize that the Company's new focus will be the business of Elephant Talk Limited.

        On January 4, 2002, the Company exchanged 90% of its common stock for 100% of the common stock of Elephant Talk Limited by issuing 31,164,210 shares of common stock to the shareholders of Elephant Talk Limited, a company engaged in long distance telephone business. Per the agreement, the Company sold its Internet Service Provider (ISP) business to a related party, Vision Aerospace, Inc, (Vision) for 1,000,000 shares of Vision valued at $10,385. Vision is owned by the former CEO and President of the Company. The value of the shares was recorded at the book value of the assets exchanged to acquire the shares of Vision. Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of Elephant Talk Limited. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Elephant Talk Limited in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of Elephant Talk Limited controlled majority of the total common shares outstanding immediately following the acquisition. Recapitalization accounting resulted in consolidated financial statements being issued under the name of Elephant Talk Communications, Inc., but were considered a continuation of Elephant Talk Limited. No pro forma financial statements are being presented as ETCI has no assets other than the shares of the related third party as discussed above.

        (B) Use of Estimates
        --------------------
        In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (C) Cash and Cash Equivalents
        -----------------------------
        For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

        (D) Foreign Currency Translation
        --------------------------------
        The functional currency was the Hong Kong Dollar for the years ended December 31, 2002 and 2001. The December 31, 2002 and 2001 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from foreign translation of foreign currency financial statements are included in the statements of operations and stockholder's equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

        (E) Property and Equipment
        --------------------------
        Property   and   equipment   are  stated  at  cost,   less   accumulated
        depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to seven years.

        (F) Marketable Securities
        -------------------------
        The Company's investments in securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

        Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

        (G) Carrier Deposit
        -------------------
        The Company has deposited security deposits with telecommunication carriers during the course of its operations. The deposits are refundable at the conclusion of the business relationship with the carriers.

        (H) Income Taxes
        ----------------
        The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        "Accounting for Income Taxes" ('Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (I) Revenue Recognition and Cost of Revenue
        -------------------------------------------
        The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. The Company recognizes sales from telecommunications services as services are provided. The Company recognizes revenue from prepaid calling cards as the services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Cost of revenue includes the cost of capacity associated with the revenue recognized within the corresponding time period.

        (J) Basic and diluted net loss per share
        ----------------------------------------
        Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

        (K) Long-Lived Assets
        ---------------------
        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of" ("SFAS 121"), requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and impairment loss recognized. The Company recorded an impairment of property and equipment of $239,922 during the year ended December 31, 2002.

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (L) Fair Value of Financial Instruments
        ---------------------------------------
        Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's accounts and other receivables, accounts payable, accrued liabilities, factor payable, capital lease payable and notes and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

        (M)  Concentrations  of Risk
        ----------------------------
        Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

        (N) Reporting Segments
        ----------------------
        Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates resources and assesses the performance of its sales activities as one segment.

        (O) Stock-based Compensation
        ----------------------------
        In  October  1995,  the  FASB  issued  SFAS  No.  123,  "Accounting  for
        Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

        (P) Issuance of Shares For Services
        -----------------------------------
        The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

        (Q) Comprehensive Income
        ------------------------
        Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. Accumulated other comprehensive income as reported in the accompanying consolidated balance sheet represents unrealized loss on available for sale securities.

        (R) Reclassifications
        ---------------------
        For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifications of the current year.

        (S) New Accounting Pronouncements
        ---------------------------------
        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Occurring Events and Transactions," for the disposal of a segment of a business.

        The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

        In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

        In June  2002,  the FASB  issued  SFAS No.  146 "  Accounting  for Costs
        Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

        (T) Principles of Consolidation
        -------------------------------
        The accompanying consolidated financial statements for the year ended December 31, 2002 include the accounts of Elephant Talk Communications, Inc., its 100% wholly-owned subsidiary Elephant Talk Limited and its 39% equity investment in ETNS Singapore Pte. Ltd. The consolidated financial statements for the year ended December 31, 2001 include the accounts of Elephant Talk Limited and its 39% equity investment in ETNS Singapore Pte, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

        (U)  Supplemental   Disclosure  of  Non-cash   Investing  and  Financing
        ------------------------------------------------------------------------
        Activities
        ----------
        The cash flow statements do not include the following non-cash investing and financing activities. In 2002, the Company issued 1,810,000 shares of common stock against the consulting and advisory services amounting $579,200.

        In 2001, the Company issued five million (5,000,000) shares of common stock against a note receivable of $1,250,000.

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2  MARKETABLE SECURITIES
------  ---------------------
        The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon the quoted market prices of those investments as of December 31, 2002. Accordingly, unrealized gains and losses are included in stockholders' equity as other comprehensive income or (loss). The shares are restricted as of December 31, 2002 and therefore not included in current assets.

        The composition of marketable equity securities as of December 31, 2002 is as follows:
                                                            Gross
          Available-For-Sale Securities:      Cost       Unrealized
                                                            Loss     Fair Value
                                          ------------  -----------  ----------
          Common stock                    $    629,835  $   559,000  $   70,835


NOTE 3  ACCOUNTS RECEIVABLE AND FACTOR AGREEMENT
------  ----------------------------------------
        The Company factors trade accounts receivable, with recourse, pursuant to a factoring agreement (the "Agreement"). Under the Agreement, the factor advances 70% of the face value of specific approved customer's accounts receivable balances.. The Company is charged at the bank's prime rate on the date of factoring. The Agreement expires on January 16, 2004. At December 31, 2002, the Company has pledged accounts receivable of $150,614.

        Accounts receivable at December 31 consisted of the following:

                                                                 2002
                                                           ---------------
          Accounts receivable                              $       496,820
          Less allowance for doubtful accounts                      13,158
                                                           ---------------
                                                           $       483,662
                                                           ===============

        For the years ended December 31, 2002 and 2001, the Company recorded a provision for doubtful accounts of $308,075 and $33,722, respectively in its statement of operations.


NOTE 4  PROPERTY AND EQUIPMENT
------  ----------------------
        Property and equipment at December 31, 2002 consisted of the following:

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   2002
                                                              -------------
          Office and computer equipment                       $  4,107,166
          Equipment under capital lease                            213,977
          Leasehold improvement                                      6,410
          Furniture and fixtures                                    91,649
            Less accumulated depreciation and amortization      (3,767,421)
                                                              ------------
                                                              $    651,781
                                                              ============

        Depreciation and amortization expense for the year ended December 31, 2002 and 2001 was $487,685 and $623,454, respectively.


NOTE 5  INVESTMENT IN AFFILIATE
------  -----------------------
        The investment held by the Company consists of a 39% ownership interest in ETNS Singapore Pte, Ltd. The investment is accounted for on the equity method. Pertinent financial information for ETNS Singapore Pte, Ltd. as of December 31, 2002 is as follows:

        |----------------------------|---|------------|---|-------------|
        |Balance Sheet:              |   |            |   |             |
        |----------------------------|---|------------|---|-------------|
        |       Assets               |   |            | $ |    733,387  |
        |----------------------------|---|------------|---|-------------|
        |                            |   |            |   |             |
        |----------------------------|---|------------|---|-------------|
        |       Liabilities          | $ |   135,038  |   |             |
        |----------------------------|---|------------|---|-------------|
        |       Equity               |   |   598,349  |   |             |
        |----------------------------|---|------------|---|-------------|
        |                            |   |            | $ |    733,387  |
        |----------------------------|---|------------|---|-------------|
        |                                                               |
        |                                                               |
        |----------------------------|---|------------|---|-------------|
        |Income Statement            |   |            |   |             |
        |----------------------------|---|------------|---|-------------|
        |       Revenues             | $ | 3,102,599  |   |             |
        |----------------------------|---|------------|---|-------------|
        |       Expenses             |   | 3,111,204  |   |             |
        |----------------------------|---|------------|---|-------------|
        |            Net Loss        |   |    (8,605) |   |             |
        |----------------------------|---|------------|---|-------------|
        |                            |   |        39% |   |             |
        |----------------------------|---|------------|---|-------------|
        |Company's share of net loss | $ |    (3,356) |   |             |
        |----------------------------|---|------------|---|-------------|

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In May 2000, the Company acquired a 64.9% interest in ETNS Singapore Pte, Ltd. for $147,760. In October 2000, the Company's interest decrease from 64.9% to 42.9% due to the sale of additional shares of stock to unrelated parties and was further reduced in 2001 to 39% due to the sale of additional shares of stock to unrelated parties. The Company did not record any goodwill as a result of the original investment or any additional investments since the date of acquisition. The Company's share of loss for 2002 was $3,356 compared to the income of $59,976 in 2001.


NOTE 6  DUE FROM RELATED PARTIES
------  ------------------------
        During 2002, the Company advanced monies to entities that officers and/or shareholders have an ownership interest in. The balances as of December 31, 2002 are:
                                                                       2002
                                                                ----------------
          Due from The Hartcourt Companies, Inc.                $        320,000
          Due from entity related to a director and shareholder          460,836
          Due from an entity related to certain officers,
             directors and shareholders                                  907,202
          Due from entity related to a shareholder                        12,095
          Due from entity related to a shareholder                           513
                                                                ----------------
                                                                $      1,700,646
                                                                ================

        The amounts are due on demand, unsecured and carry interest at the rate of six percent (6%) per year. Total interest income from the related parties amounted to $102,039 for the year ended December 31, 2002. The Company has provided an allowance for doubtful accounts of $240,000 on amounts due from an entity related to certain officers, directors and shareholders at December 31, 2002.


NOTE 7  NOTE PAYABLE
------  ------------
        The Company entered into a term loan agreement for a note payable of $282,051, requiring payments of monthly installments of interest at the prime rate as quoted by the bank. The Company has a standby line of credit for $1,410,000 with a bank in Hong Kong, which is personally guaranteed by four of the Company's shareholders. The standby line of credit is utilized by the Company for security purposes as well as for the working capital requirements of the Company and its affiliates. At December 31, 2002, the total utilized balance of the standby line of credit was $1,357,000 of which the balance receivable from a related party was $903,234. The Company has an outstanding payable of $838,237 to the same related party at December 31, 2002. The note and standby line of credit are due and payable in full on January 16, 2004.

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8  DUE TO RELATED PARTIES
------  ----------------------
        During 2002, the Company received advances from entities that certain officers and/or shareholders have an ownership interest. The balances as of December 31, 2002 are:

                                                                       2002
                                                                ----------------
          Due to an entity related to certain officers,         $        258,975
          directors and shareholders

          Due to The Hartcourt Companies, Inc.                           349,000

          Due to ET Network Services, Ltd. (See Note 11(B))              838,237
                                                                ----------------
                                                                $      1,446,212
                                                                ================

        The amount due to ET Network Services, Ltd. and to an entity related to certain officers, directors and shareholders is due on demand, unsecured and interest free. The amount due to The Hartcourt Companies, Inc. is due on demand, unsecured and carries an interest rate of six percent.

        The amounts are due on demand, unsecured and carry interest at the rate of six percent (6%) per year. Total interest expense from the related parties amounted to $86,773 for the year ended December 31, 2002.


NOTE 9  STOCKHOLDERS' DEFICIENCY
------  ------------------------
        Common Stock

        The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 41,438,210 shares issued and outstanding. The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company's common stock do not have cumulative voting rights, so that

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

        In April 1999, the Company issued 5,500,000 common shares for $991,581 under a Rule 504 Regulation D offering. The Company received $529,500 in cash and $51,300 in services rendered. The remaining $410,781 in stock issued remained unpaid and was offset against the share capital in the accompanying financial statements as of December 31, 2002. These subscribed and issued, but unpaid shares are covered by the promissory notes payable to the Company. The promissory notes are secured with recourse in corporate stock of an unrelated corporation, and were due and payable on or before March 28, 2002.

        The Company has an employee benefit plan (see Note 14). On January 17, 2001, a total of 1,700,000 common shares were granted and issued to the former President and Chief Executive Officer. These shares are restricted and are valued at $0.005 per share, for a total of $8,500.

        During 2002, the Company issued 1,810,000 common shares to consultants for services performed during the year. The company recorded an expense of $579,200 in expenses for issuance of such shares. The shares were valued at the current market price on the date of issuance.

        On September 25, 2002, the Company issued 5,000,000 common shares to The Hartcourt Companies, Inc. pursuant to a spin-off agreement that completed on January 4, 2003. The shares were valued at the average market price of five days trading before and after the date of issuance. The Company recorded a value of the shares at $320,000 in the accompanying financial statements.

        Class B Preferred Stock

        The Company's Articles of Incorporation (Articles") authorize the issuance of 50,000,000 shares of no par value Class B Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company's Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        (A) Stock Issued for Services
        -----------------------------
        During 2002 and 2001, the Company issued 1,810,000 and 3,000,000 common shares for services to officers and directors valued for financial accounting purposes based upon the then most recent cash offering price. Accordingly, compensation expense of $579,200 and $641,025 was recognized in 2002 and 2001, respectively.

        (B) Stock Issued for Investments and Note Receivable
        ----------------------------------------------------
        During 2001, the Company issued 5,000,000 shares of common stock for a note receivable of $1,250,000 and 1,000,000 shares of common stock in a publicly traded company valued at the date of grant at $619,000 for total consideration of $1,869,000.


NOTE 10 RELATED PARTY TRANSACTIONS
------- --------------------------
        (A) Elephant Talk, Inc.
        -----------------------
        During 2002 and 2001, the Company provided calling capacity and paid commissions on prepaid calling card sales with a company related to certain officers, directors and shareholders.

                                                             2002        2001
                                                          ----------  ----------
        Capacity costs (included in cost of revenue)      $3,470,851  $2,861,174
                                                          ==========  ==========
        Commissions paid (included in operating expenses) $   73,419  $  206,322
                                                          ==========  ==========

        (B) ET Network Services, Ltd.
        -----------------------------
        During 2002 and 2001, the Company provided management and administrative services to a company related to certain officers, directors and shareholders. The total amount of services during 2002 and 2001 were $89,894 and $205,348, respectively.

        During 2002 and 2001, the Company was provided management and administrative services from a company related to certain officers, directors and shareholders. The total amount of services during 2002 and 2001 were $429,028 and $366,872, respectively.

        (C) Wizard Services Limited
        ---------------------------
        During 2002, the Company advanced monies to a company related to certain officers, directors and stockholders. The total amount of monies advanced during 2002 was $54,185.

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 COMMITMENTS AND CONTINGENCIES
------- -----------------------------
        (A) Operating Leases
        --------------------
        The Company leases its corporate office space under an operating lease. The lease is scheduled to expire in 2003. Monthly rental expense under the lease is $324 per month. The Company leases its foreign offices on a month-to-month basis from an affiliate. The monthly rental expense is $1,900.

        Future minimum lease payments under operating leases are approximately as follows at December 31, 2002 were zero.

        Rent expense under operating leases for the years ended December 31, 2002 and 2001 was $33,538 and $137,304, respectively.

        (B) Capital Lease Agreements
        ----------------------------
        Capital leases are summarized as follows at December 31:

                                                              2002       2001
                                                            -------    --------
          Office equipment, 9.07% interest per annum,
           secured by equipment                             $ 2,258    $  7,404

          Communications equipment, secured by equipment     15,856      15,856

          Communications equipment, 11.57% interest per
           annum, secured by communications equipment        26,338      89,978
                                                            -------    --------
                                                             44,452     113,238
           Less: current portion                             44,452      84,642
                                                            -------    --------
                                                            $     -    $ 28,596
                                                            =======    ========

        Future minimum lease payments under capital leases are as follows at December 31, 2002:


                        2003                           $           45,272
                        2004                                            -
                                                        -----------------
                        Total lease payments                       45,272
                        Less: interest                               (820)
                                                        -----------------
                             Total                     $           44,452
                                                        =================

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 INCOME TAXES
------- ------------
        Income tax expense (benefit) for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                  2002                2001
                                           ---------------     ---------------
          Current:
            Federal                       $       (707,200)   $       (444,000)
            State                                 (124,800)            (78,300)
          Deferred taxes                           833,600             522,300
                                           ===============     ===============
          Income tax expense (benefit)    $          1,600    $              -
                                           ===============     ===============

        The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                      December 31,  December 31,
                                                          2002          2001
                                                      ------------  ------------
        Tax expense (credit) at statutory rate-federal    (34%)         (34%)
        State tax expense net of federal tax               (6)           (6)
        Permanent differences                               1             1
        Valuation allowance                                39            39
                                                      ------------  ------------
        Tax expense at actual rate                          -             -
                                                      ============  ============

        The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

            Deferred tax assets:
            Net operating loss carry forward                    $     1,280,000
                                                                ---------------
               Total gross deferred tax assets                        1,280,000
            Less valuation allowance                                 (1,280,000)
                                                                ---------------
            Net deferred tax assets                             $             -
                                                                ===============

        At December 31, 2002, the Company had net operating loss carry forwards of approximately $3,200,000 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2017.

        The net change in the valuation allowance during the year ended December
        31,  2002  and  2001  was  an  increase   of  $349,000   and   $396,800,
        respectively.

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS
------- -------------------------------------------------
        During 2002 and 2001, the Company received 71.9% and 74.5% of its revenue from three customers. The Company had accounts receivable due from these three customers in 2002 and 2001 of $117,070 and $644,544 respectively.

        During 2002 and 2001, the Company purchased 39% and 40% of its calling capacity from three suppliers.


NOTE 14 EMPLOYEE BENEFIT PLAN
------- ---------------------
        The Company adopted an employee benefit plan "The 2000 Employee Benefit Plan" (the "Plan") on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company's common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company's securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan Administrators under the direction of the Board of Directors administers the Plan. A total of four million (4,000,000) common shares and four million (4,000,000) options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to suck option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term.

        On January 17, 2001, the Company granted and issued 1,700,000 common shares at a price of $0.005 per share for a total consideration of $8,500. The Company did not grant any options under the Plan as of December 31, 2002. Under the Plan 2,300,000 shares of common stock remain available for grant at December 31, 2002. On April 11, 2002, the Company granted options to a consultant to acquire 2,000,000 shares of the Company's Common Stock at the exercise price of $0.32 per share. The options had an expiry date of April 11, 2003. The options were to be vested subject to performance of consulting and advisory services. The parties mutually agreed to terminate the consulting and advisory agreement and option agreement in December 2002.

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 GOING CONCERN
------- -------------
        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $4,929,899 at December 31, 2002 which includes net losses of $2,064,803 and $1,305,656 for the year ended December 31, 2002 and 2001, respectively. The Company's total liabilities exceed its total assets by $886,423. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.


NOTE 16 SUBSEQUENT EVENTS
------- -----------------
        (A) Pursuant to the terms of the Spin-Off Agreement with Hartcourt, on September 25, 2002, the Company issued 5,000,000 restricted common shares to Hartcourt valued at $320,000 based on the market value on the date of issue. On January 4, 2003, the Company received from Hartcourt 17,895,579 of its common shares held by Hartcourt pursuant to the finalization of the terms of the Spin-Off Agreement. Upon receipt of the shares on January 4, 2003, the Company recorded its 17,895,579 common shares as treasury shares. As a result of the completion of the spin-off agreement with Hartcourt , the Company will report a loss of $277,613 due to the share exchange in 2003. Both Hartcourt and ElephantTalk executed a mutual release to end their relationship and place each other in a position whereby no party is indebted to the other party.

        (B) On January 1, 2003, the Company entered into an employment agreement with the President and Chief Executive Officer ("Executive") to provide salary, bonuses, and other fringe benefits for a term of three (3) years. Minimum salary payments under the agreement amount to $120,000 in the first year, $132,000 in the second year and $150,000 in the third year, payable in equal monthly installments. In the event the Company did not have sufficient cash to pay Executive's compensation in cash,

                      ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        the Executive has the option to accept the Company's restricted common shares for the same amount of compensation. Share price will be calculated at 50% of the market trading bid price on the first trading day of the month for which the compensation is paid. As of March 10, 2003, ElephantTalk had not issued any common shares to the Executive for his compensation. The Executive did not receive any compensation from the Company during 2002 and 2001, respectively.