Form 10QSB
period 2003-03-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2003-05-15
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

          [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number: 000-30061



                       ELEPHANT TALK COMMUNICATIONS, INC.
                       ----------------------------------
                     (formerly known as Staruni Corporation)
        (Exact name of small business issuer as specified in its charter)


                                   California
         (State or other jurisdiction of incorporation or organization)

                                   95-4557538
                        (IRS Employer Identification No.)

          438 East Katella Avenue, Suite 217, Orange, California 92867
                    (Address of principal executive offices)

                                 (714) 288-1570
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].

As of March 31, 2003, Elephant Talk Communications, Inc. had 24,215,979 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                 Yes [  ]        No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (Formerly known as Staruni Corporation)
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2003
                                                                         Page

PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at March 31, 2003                      3

        Consolidated Statements of Operations for the Three Months
        ended March 31, 2003 and 2002 (Unaudited)                          5

        Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 2003 and 2002 (Unaudited)                          6

        Notes to the Consolidated Financial Statements                     8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               14


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                 18

Item 2. Changes in Securities                                             18

Item 3. Defaults upon Senior Securities                                   18

Item 4. Submission of Matters to Vote of Security Holders                 18

Item 5. Other Information                                                 18

Item 6. Exhibits and Reports on Form 8-K                                  18

Signatures and Certifications                                             19

Exhibit 99.1 Certification pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002                                               24

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                               March 31, 2003
                                                              ----------------
                                      ASSETS
                                      ------
Current assets
   Cash and cash equivalents                                   $        5,537
   Accounts receivable, net                                           394,158
   Prepaid expenses and other current assets                          359,148
                                                               --------------
      Total Current Assets                                            758,843
                                                               --------------
PROPERTY AND EQUIPMENT - NET                                          596,615
                                                               --------------
OTHER ASSETS
   Due from related parties                                           919,659
   Investment in ETNS Singapore Pte, Ltd.                             215,130
   Investments, net                                                    10,835
                                                               --------------
      Total Other Assets                                            1,145,624
                                                               --------------
TOTAL ASSETS                                                   $    2,501,082
------------                                                   ==============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Cash overdraft                                              $      169,122
   Accounts payable and customer deposits                           1,563,273
   Deferred revenue                                                   105,747
   Accrued expenses and other payables                                815,725
   Factor payable                                                     198,205
   Capital lease liability, current portion                            26,015
   Due to related parties                                             685,582
                                                               --------------
      Total Current Liabilities                                     3,563,669

LONG-TERM LIABILITIES
   Note payable                                                       282,051
                                                               --------------
TOTAL LIABILITIES                                                   3,845,720
                                                               --------------





                 See accompanying notes to financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

STOCKHOLDERS' DEFICIENCY
   Preferred Stock Class B, no par value, 5,000,000
      shares authorized, 0 shares issued and outstanding                    -
   Common stock, no par value, 250,000,000 shares authorized,
      42,111,558 shares issued and outstanding, respectively        6,034,163
   Treasury Stock, 17,895,580 shares of common stock               (1,288,482)
   Accumulated other comprehensive loss, net                         (553,138)
   Accumulated deficit                                             (5,537,181)
                                                               --------------
      Total Stockholders' Deficiency                               (1,344,638)
                                                               --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $    2,501,082
----------------------------------------------                 ==============






































                 See accompanying notes to financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)

                                                       Three Months Ended
                                                 March 31, 2003  March 31, 2002
                                                 --------------  --------------

REVENUES                                         $     376,150   $   2,947,878

COST OF REVENUES                                       366,814       2,846,010
                                                 -------------   -------------
GROSS PROFIT                                             9,336         101,868
                                                 -------------   -------------
OPERATING EXPENSES
 Depreciation                                           63,094         148,807
 Selling, general and administrative                   247,927         272,573
                                                 -------------   -------------
      Total operating expenses                         311,021         421,380
                                                 -------------   -------------
LOSS FROM OPERATIONS                                  (301,685)       (319,512)
                                                 -------------   -------------
OTHER INCOME (EXPENSE)
 Interest income                                             -          25,000
 Loss on settlement                                   (270,613)              -
 Interest expense                                      (15,958)        (10,050)
 Equity in income (loss) of unconsolidated affiliate   (18,226)          7,039
                                                 -------------   -------------
      Total other income (expense)                    (304,797)         21,989
                                                 -------------   -------------
NET LOSS BEFORE INCOME TAX                            (606,482)       (297,523)

Provision for income tax                                   800             800
                                                 -------------   -------------
NET LOSS                                              (607,282)       (298,323)
--------
Other comprehensive gain (loss)
 Unrealized gain (loss) on
  available-for-sale securities                             49        (180,000)
                                                 -------------   -------------
                                                            49        (180,000)
                                                 -------------   -------------
COMPREHENSIVE LOSS                               $    (607,233)  $    (478,323)
------------------                               =============   =============
Net loss per common share and equivalents -
  basic and diluted                              $       (0.02)  $       (0.01)
                                                 =============   =============
Weighted average shares outstanding during
  the period - basic and diluted                    24,544,311      34,626,899
                                                 =============   =============





                 See accompanying notes to financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended
                                                   March 31, 2003 March 31, 2002
                                                   -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $    (607,282) $    (298,323)
 Adjustments to reconcile net loss to net cash
  (used in) operating activities:
 Depreciation                                             63,094        148,807
 Issuance of stock for services                           50,000
 Write down of property and equipment                          -         96,941
 Loss on settlement                                      270,613              -
 Equity in income of unconsolidated affiliate             18,226         (7,039)
 Changes in operating assets and liabilities:
   (Increase) Decrease in:
    Accounts receivable                                   89,504         49,864
    Prepaid expenses and Carrier deposits                109,606         11,023
   Increase (Decrease) in:
    Cash overdraft                                         1,071         62,578
    Accounts payable and accrued expenses                (44,630)      (192,473)
    Deferred revenue                                      26,810        (44,000)
    Other payables and customer deposits                       -           (875)
                                                   -------------  -------------
       Net cash used in operating activities             (22,988)      (173,497)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                      (7,928)             -
 Purchase of investments                                       -        (10,835)
                                                   -------------  -------------
       Net cash used in investing activities              (7,879)       (10,835)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease payable                       (18,437)       (16,477)
 Proceeds from related parties, net                       49,357        196,722
                                                   -------------  -------------
       Net cash provided by financing activities          30,920        180,245
                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             4         (4,087)

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD           5,533         18,574
                                                   -------------  -------------
CASH & CASH EQUIVALENTS, END OF THE PERIOD         $       5,537  $      14,487
------------------------------------------         =============  =============










                 See accompanying notes to financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Three Months Ended
                                                   March 31, 2003 March 31, 2002
                                                   -------------- --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Interest paid                                      $      15,958  $      10,050

Income tax paid                                    $           -  $           -

SUPPLEMENTAL DISCLOSURE OF NON - CASH INVESTING
-----------------------------------------------
AND FINANCING ACTIVITIES:
-------------------------
Write down in value of investments                 $           -  $     180,000

The cash flow statement does not include effects of the settlement with Hartcourt. The Company returned the shares of Hartcourt it was holding as investment and received its shares held by Hartcourt, and settlement of notes payable and receivable with Hartcourt (Note 5).





























                 See accompanying notes to financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003


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

     On January 4, 2002, the Company exchanged 90% of its common stock for 100% of the common stock of Elephant Talk Limited by issuing 31,164,210 shares of common stock to the shareholders of Elephant Talk Limited. Elephant Talk Limited is a limited liability company incorporated in Hong Kong (ETHK) engaged in long distance telephone business. Per the agreement, the Company sold its Internet Service Provider (ISP) business to a related party, Vision Aerospace, Inc. (Vision) for 1,000,000 shares of Vision valued at $10,835. Vision is owned by the former CEO and President of the Company. The value of the shares was recorded at the book value of the assets exchanged to acquire the shares of Vision. Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of Elephant Talk Limited. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Elephant Talk Limited in substance, rather than a business combination, and is deemed a "reverse merger" for accounting purposes since the former owners of Elephant Talk Limited controlled majority of the total common shares outstanding immediately following the merger. Recapitalization accounting resulted in consolidated financial statements being issued under the name of Elephant Talk Communications, Inc., but were considered a continuation of Elephant Talk Limited. No pro forma financial statements are being presented as ETCI has no assets other than the shares of the related third party discussed above.

NOTE 2:  Basis of Presentation
         ---------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2002 Form 10-KSB.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

     The audited consolidated financial statements of the Company for the year ended December 31, 2002 were filed on April 15, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation has been included.

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year. Certain 2002 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3:  Principles of Consolidation
         ---------------------------
     The accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002 include the accounts of Elephant Talk
     Communications, Inc., its 100% wholly-owned subsidiary Elephant Talk Limited and its 39% equity investment in ETNS Singapore Pte, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation. The merger with Elephant Talk Limited has been accounted for as a purchase and treated as a reverse acquisition since the former shareholders of Elephant Talk Limited control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on January 4, 2002.

NOTE 4:  Recent Pronouncements
         ---------------------
     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of SFAS 145 does not have a material effect on the Company's earnings or financial position.

     In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

     Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the Company's earnings or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 145 does not have a material effect on the Company's earnings or financial position.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The adoption of SFAS 145 does not have a material effect on the Company's earnings or financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of SFAS 145 does not have a material effect on the Company's earnings or financial position.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 145 does not have a material effect on the Company's earnings or financial position.

     On April 30, 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and
     (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

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

     Issuance of common stock: On March 31, 2003, the Company issued 341,270 common shares valued at $25,000 as compensation to directors for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month starting January 1, 2003. The Company further issued 332,078 common shares valued at $25,000 to certain key employees as performance bonus. The common shares were valued at the average market price on the date of issuance.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

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

     Pursuant to the terms of the Spin-Off Agreement with Hartcourt, on September 25, 2002, the Company issued 5,000,000 restricted common shares to Hartcourt valued at $320,000 based on the market value on the date of issue. On January 4, 2003, the Company received from Hartcourt 17,895,579 of its common shares held by Hartcourt pursuant to the finalization of the terms of the Spin-Off Agreement. Upon consummation of the transaction on January 4, 2003, the Company recorded its 17,895,579 common shares as treasury shares valued at $1,288,482. As a part of the settlement, the Company settled a note receivable including accrued interest thereon, of $1,387,500 and a note payable of $349,000. The Company also returned 1,000,000 shares of common stock of Hartcourt it was holding, valued at $60,0000 to Hartcourt and assumed a loan of 140,595 from a third party. As a result of the completion of the spin-off agreement with Hartcourt that completed on January 4, 2003, the Company recorded a loss of $270,613 as loss on settlement.

NOTE 6:  Supplemental Disclosure of Cash Flows
         -------------------------------------
     The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The cash flow statements do not include the following non-cash investing and financing activities:

     On March 31, 2003, the Company issued 341,270 common shares valued at $25,000 to Directors as compensation for attending the Board meetings. The Company also issued 332,078 common shares valued at $25,000 to certain key employees as performance bonus.

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 7:  Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share for the three month periods ended March 31, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8:  Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $5,537,181 including net loss of $607,282 for the three-months period ended March 31, 2003. The total shareholders' deficit amounted to $1,344,638 on March 31, 2002. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2003 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and (iii) management of accounts payable.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                 MARCH 31, 2003
PART 1

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                 MARCH 31, 2003

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

     Results of Operations:

     The results of operations of ETCI for the quarters ended March 31, 2003 and March 31, 2002 consisted of primarily the operations of ETCI, 100% owned subsidiary Elephant Talk Limited, and a 39% equity investment in ETNS Singapore Pte, Ltd.

     Revenues and Cost of revenues: The Company reported revenues of $376,150 and $2,947,878 during the quarters ended March 31, 2003 and 2002, respectively. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in the US, Europe, China, Indonesia, New Zealand and Hong Kong. The most major component of the decline in the current quarter comes from the temporary exit in retail prepaid telephone card market in US due to severe price competition and price compression for long distance business voice services. Our international business continues to experience significant price pressure on its products. The wholesale market continued to be extremely price competitive, and this, in addition to bankruptcies in some customers and industry players, a reduction in circuits connected to customers related to their internal network consolidation, contributed to the quarter-over-quarter decrease. Wholesale revenues during 2003 were also impacted by continuous proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as we shift our focus from revenue growth to cash generation. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card.

     Finally, part of our revenue reduction in 2003 is attributable to a strategic decision on our part to de-emphasize certain services with longer settlement terms (such as certain wholesale customers and most retail post-paid customers). Partially offsetting the items contributing to the decrease in total revenue was the introduction of eTalk - a PC to phone service offered in China through pre-paid call arrangements since the third quarter of 2002, which saw revenue ramping up to 15% of total revenue in the quarter and is expected to be more significant in future quarters.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                 MARCH 31, 2003

     Cost of revenue were $366,814 and $2,846,010 for the quarters ended March 31, 2003 and 2002, respectively. Cost of revenues included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services. Gross margin for the quarter ended March 31, 2003 reduced to 2.5% compared to 3.5% for the quarter ended March 31, 2002. It was due to the change in the revenue mix for the services provided to the customers as well as the direct result of the pricing pressure in the telecom markets without adequate volume offsets. The unexpired fixed facility contracts has adversely impacted our cost since we need to account for facility lines not used through our re-focus, the impact would be on a short term basis as most of such contracts will be expired within Q2, 2003. Although our mix improved towards a preferred blend of pre-paid mode versus post-paid mode, our international business continues to experience significant price pressure on its products. Both the local voice revenue and long-distance revenue decreases were significantly impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in our Hong Kong and the world.

     Selling, general and administrative expenses (S,G&A): S,G&A expenses were $247,927 and $272,573 for the quarters ended March 31, 2003 and 2002 respectively. S,G&A expenses as a percentage of revenues increased to 65.9% during the quarter March 31, 2003 compared to 9.2% in 2002, primarily due to the Company's revenue base reduction by 87%. Depreciation expense was $63,094 and $148,807 in the quarters ended March 31, 2003 and 2002, respectively.

     Other Income and Expenses: Interest income was nil and $25,000 for the three months ended March 31, 2003 and 2002, respectively. Interest income was earned primarily on a promissory note to a shareholder. Owing to completion of spin-off with the said shareholder on January 4, 2003, the Company returned the promissory note to the shareholder and recorded a loss of $270,613 in the quarter ending March 31, 2003 as part of the final settlement upon separation from the shareholder. The Company also recorded a loss of $18,226 for the quarter ended March 31, 2003 on its equity investment in ETNS Singapore Pte, Ltd. compared to earnings of $7,039 for the same period in 2002.

     Comprehensive loss: In 2002, The Company's investments comprised of marketable securities, all classified as available-for-sale, were carried at their fair value based upon the quoted market prices of the stock. Accordingly, unrealized gains and losses are included in stockholders' equity as other comprehensive income or (loss). There are no marketable securities as of March 31, 2003 since all the securities have been returned to the shareholder on January 4, 2003, while in the first quarter of 2002, they were recorded as part of the current assets. The company recorded an unrealized loss of nil during the quarter ended March 31, 2003 compared to $180,000 in 2002.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                 MARCH 31, 2003

     Liquidity and Capital Resources: The Company's principal capital requirements during the quarter in 2003 are to fund the internal operations. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include necessary cash.

     Operating activities: The loss from operations during the quarter ended March 31, 2003 was $607,282 primarily due to the expense of $270,613 recorded in settlement with a shareholder as a result of spin-off on January 4, 2003 and a loss of $18,226 recorded on the company's equity investment in an unconsolidated affiliate. Additionally, ElephantTalk's current liabilities exceeded its current assets by $2,804,827 at March 31, 2003. These factors and ElephantTalk's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern

     Investing activities. Net cash used in investing activities during the quarter ended March 31, 2003, was $7,879 compared to $10,835 for the same period in 2002.

     Financing activities. Net cash provided by financing activities during the three months periods ended March 31, 2003 and 2002 was $30,920 and $180,245, respectively. Net cash was provided due to net proceeds received from related parties amounting to $49,357 and $196,722 in the quarter ended March 31, 2003 and 2002, respectively.

     As a result of the above activities, the Company experienced a net increase in cash of $4 for the quarter ended March 31, 2003. The ability of ElephantTalk to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                          OTHER INFORMATION (UNAUDITED)
                                 MARCH 31, 2003

PART II

ITEM 1   Legal Proceedings

     None

ITEM 2   Changes in Securities

     On March 31, 2003, the Company issued 341,270 common shares valued at $25,000 to Directors as compensation for attending the Board meetings, and 332,078 common shares valued at $25,000 to certain key employees as performance bonus.

ITEM 3   Defaults Upon Senior Securities

     Not applicable

ITEM 4   Submission of Matters to Vote of Securities Holders

     None

ITEM 5   Other Information

     None

ITEM 6   Exhibits and Reports on Form 8-K

     a) Exhibits

     None

     b) Reports on Form 8-K

     None

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                          OTHER INFORMATION (UNAUDITED)
                                 MARCH 31, 2003


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.



                                       Elephant Talk Communications, Inc.

Date:  May 14, 2003                    By: /s/ Russelle Choi
                                       ---------------------------------------
                                           Russelle Choi
                                           President & Chief Executive Officer

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                                 CERTIFICATIONS
                                 MARCH 31, 2003

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                                 CERTIFICATIONS
                                 MARCH 31, 2003

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


Date:  May 14, 2003

                                /s/ Russelle Choi
                                ------------------------------------
                                Russelle Choi
                                President & Chief Executive Officer

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                                 CERTIFICATIONS
                                 MARCH 31, 2003

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly known as Staruni Corporation)
                                 CERTIFICATIONS
                                 MARCH 31, 2003

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


Date:  May 14, 2003

                                        /s/ Manu Ohri
                                        ------------------------------------
                                        Manu Ohri
                                        Chief Financial Officer