Form 10QSB
period 2003-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2003-08-15
CIK 1084384

------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
 ------------------------------------------------------------------------------


                                   FORM 10-QSB


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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

As of June 30, 2003, Elephant Talk Communications, Inc. had 24,783,059 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

           Yes [  ]                                       No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  June 30, 2003
                                                                       Page
                                                                       ----
PART 1   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2003 (Unaudited)       3

           Consolidated Statements of Operations for the Three
           Months and Six Months ended June 30, 2003 and 2002
           (Unaudited)                                                    4

           Consolidated Statements of Cash Flows for the Six
           Month ended June 30, 2003 and 2002 (Unaudited)                 6

           Notes to the Consolidated Financial Statements (Unaudited)     8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           13


PART II  OTHER INFORMATION

Item 1.    Legal Proceedings                                             18

Item 2.    Changes in Securities                                         18

Item 3.    Defaults upon Senior Securities                               18

Item 4.    Submission of Matters to Vote of Security Holders             18

Item 5.    Other Information                                             18

Item 6.    Exhibits and Reports on Form 8-K                              18

Signatures and Certifications                                            19

Exhibit 99.1 Certification pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002                                    24

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements


               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                       ASSETS                     June 30, 2003
                                       ------                     -------------


CURRENT ASSETS
  Cash and cash equivalents                                        $    36,371
  Accounts receivable, net                                             346,456
  Prepaid expenses and other current assets                            361,567
                                                                   -----------
     Total Current Assets                                              744,394
                                                                   -----------

PROPERTY AND EQUIPMENT - NET                                           532,588
                                                                   -----------

OTHER ASSETS
   Due from related parties                                            114,647
   Investment in ETNS Singapore Pte., Ltd.                             201,254
   Investments, net                                                     10,835
                                                                   -----------
     Total Other Assets                                                326,736
                                                                   -----------

TOTAL ASSETS                                                       $ 1,603,718
------------                                                       ===========






















          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY      June 30, 2003
                    ----------------------------------------      -------------

CURRENT LIABILITIES
   Cash overdraft                                                  $   157,032
   Accounts payable and customer deposits                              962,215
   Deferred revenue                                                    131,756
   Accrued expenses and other payables                                 817,972
   Factor payable                                                      198,205
   Capital lease liability, current portion                             14,018
  Due to related parties                                               823,706
                                                                   -----------
     Total Current Liabilities                                       3,104,904

LONG-TERM LIABILITIES
Note payable                                                           282,051
                                                                   -----------

TOTAL LIABILITIES                                                    3,386,955
                                                                   -----------


STOCKHOLDERS' DEFICIENCY
    Preferred Stock Class B, no par value,
     5,000,000 shares authorized, 0 shares issued and outstanding          --
    Common stock, no par value, 250,000,000 shares authorized,
     42,678,638 shares issued and outstanding, respectively          6,142,363
    Treasury Stock, 17,895,579 shares of common stock               (1,288,482)
    Accumulated comprehensive loss, net                               (553,187)
    Accumulated deficit                                             (6,083,931)
                                                                   -----------
     Total Stockholders' Deficiency                                 (1,783,237)
                                                                   -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $ 1,603,718
  ----------------------------------------------                   ===========













          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)

                                     For the Three Months Ended June 30   For the Six Months Ended June 30
                                                  ---------------------------------  -----------------------------
                                                         2003            2002            2003            2002
                                                     ------------    ------------    ------------    ------------
Net sales                                            $    148,310    $  1,260,675    $    524,460    $  4,208,553

Cost of sales                                              95,673       1,247,805         462,487       4,093,815
                                                     ------------    ------------    ------------    ------------

Gross profit                                               52,637          12,870          61,973         114,738
                                                     ------------    ------------    ------------    ------------
Operating expenses:
   Selling, general and administrative                    516,194         661,557         764,072         934,930
   Depreciation and amortization                           63,448         140,436         126,542         289,243
                                                     ------------    ------------    ------------    ------------

Total operating expenses                                  579,642         801,993         890,614       1,224,173
                                                     ------------    ------------    ------------    ------------

Loss from continuing operations                          (527,005)       (789,123)       (828,641)     (1,109,435)

Other income (expense):
   Equity in earnings (loss) of affiliate                 (14,773)            514         (32,999)          7,553
   Loss on settlement                                          --              --        (270,613)             --
   Interest expense                                        (5,410)        (12,567)        (21,368)        (22,617)
   Interest income                                             --          25,000              --          50,000
   Other                                                      389          31,926             389          31,926
                                                     ------------    ------------    ------------    ------------

Total other income (expense)                              (19,794)         44,873        (324,591)         66,862
                                                     ------------    ------------    ------------    ------------

Loss before income tax                                   (546,799)       (744,250)     (1,153,232)     (1,042,573)

Income tax                                                    --              800             800             800
                                                     ------------    ------------    ------------    ------------

Net loss                                             $   (546,799)   $   (745,050)   $ (1,154,032)   $ (1,043,373)
                                                     ------------    ------------    ------------    ------------
Other comprehensive loss:
   Unrealized loss on available for-sale
   securities                                                  --         (90,000)             --        (270,000)

                                                     ------------    ------------    ------------    ------------
Comprehensive loss                                   $   (546,799)   $   (835,050)   $ (1,154,032)   $ (1,313,373)
                                                     ============    ============    ============    ============

Basic and fully diluted loss per common share:       $      (0.02)   $      (0.02)   $      (0.05)   $      (0.03)
                                                     ------------    ------------    ------------    ------------
Weighted average number of shares outstanding
  - Basic and fully diluted                            24,247,925      35,815,910      24,296,429      35,224,689
                                                     ============    ============    ============    ============











          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Six Months Ended
                                                                             June 30, 2003  June 30, 2002
                                                                             -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(1,154,032)   $(1,043,373)
 Adjustments to reconcile net loss to net cash
  (used in) operating activities:
 Depreciation and amortization                                                    126,542        289,243
 Non cash increase of notes receivable                                                 --       (112,500)
 Shares Issued in lieu of compensation and services                               158,200        579,200
 Loss on abandonment of property and equipment                                         --         93,651
 Loss on settlement                                                               270,613             --
 Write off of due from related party                                              560,000             --
 Equity in (income) loss of unconsolidated affiliate                               32,999         (7,553)
 Changes in operating assets and liabilities:
   (Increase) Decrease in:
    Accounts receivable                                                           137,206        330,376
    Prepaid expenses and Carrier deposits                                         107,187         88,538
   Increase (Decrease) in:
    Cash overdraft                                                                (11,020)       167,449
    Accounts payable and accrued expenses                                        (503,791)      (543,266)
    Deferred revenue                                                               52,819        (83,946)
    Other payables and customer deposits                                               --          5,674
                                                                              -----------    -----------
       Net cash used in operating activities                                     (223,277)      (236,507)
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                               (7,349)            --
 Purchase of investments                                                          (10,835)            --
                                                                              -----------    -----------
       Net cash used in investing activities                                      (18,184)            --
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease payable                                                (30,434)       (33,424)
 Proceeds from related parties, net                                               302,733        273,061
                                                                              -----------    -----------
       Net cash provided by financing activities                                  272,299        239,637
                                                                              -----------    -----------

NET INCREASE IN CASH & CASH EQUIVALENTS                                            30,838          3,130

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                    5,533         18,574
                                                                              -----------    -----------

CASH & CASH EQUIVALENTS, END OF THE PERIOD                                    $    36,371    $    21,704
------------------------------------------                                    ===========    ===========













                See accompanying notes to financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                   Six Months Ended
                                                                             June 30, 2003  June 30, 2002
                                                                             -------------  -------------
Interest paid                                                                 $    21,368    $    22,618

Income tax paid                                                               $       800    $       800



SUPPLEMENTAL DISCLOSURE OF NON - CASH INVESTING AND FINANCING ACTIVITIES:
-------------------------------------------------------------------------
Write down in value of investments                                            $         -    $         -

The cash flow statement does not include effects of the settlement with Hartcourt. The Company returned the shares of Hartcourt it was holding as investment and received its shares held by Hartcourt, and settlement of notes payable and receivable with Hartcourt (Note 5).

































          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003


NOTE 1:   Organization and Nature of Operations
          -------------------------------------

          Elephant Talk Communications, Inc. (herein referred to as "ElephantTalk", "ETCI" or "Company" formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider
          (ISP) and changed its name to Staruni Corporation. On January 4, 2002, Staruni Corporation merged with Elephant Talk Limited, a limited company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the merger and to emphasize that the Company's new focus will be the business of Elephant Talk Limited.

          On January 4, 2002, the Company exchanged 90% of its common stock for 100% of the common stock of Elephant Talk Limited by issuing 31,164,210 shares of common stock to the shareholders of Elephant Talk Limited. Elephant Talk Limited is a limited liability company incorporated in Hong Kong (ETHK) engaged in long distance telephone business. Per the agreement, the Company sold its Internet Service Provider (ISP) business to a related party, Vision Aerospace, Inc. (Vision) for 1,000,000 shares of Vision valued at $10,835. Vision is owned by the former CEO and President of the Company. The value of the shares was recorded at the book value of the assets exchanged to acquire the shares of Vision. Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of Elephant Talk Limited. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Elephant Talk Limited in substance, rather than a business combination, and is deemed a "reverse merger" for accounting purposes, since the former owners of Elephant Talk Limited controlled majority of the total common shares outstanding immediately following the merger. Recapitalization accounting resulted in consolidated financial statements being issued under the name of Elephant Talk Communications, Inc., but were considered a continuation of Elephant Talk Limited. No pro forma financial statements are being presented as ETCI has no assets other than the shares of the related third party discussed above.

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

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

          The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year. Certain 2002 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income
          (loss).

NOTE 3:   Principles of Consolidation
          ---------------------------

          The accompanying consolidated financial statements for the three months and six months ended June 30, 2003 and 2002 include the accounts of Elephant Talk Communications, Inc., its 100% wholly-owned subsidiary Elephant Talk Limited and its 39% equity investment in ETNS Singapore Pte., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation. The merger with Elephant Talk Limited has been accounted for as a purchase and treated as a reverse acquisition since the former shareholders of Elephant Talk Limited control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on January 4, 2002.

NOTE 4:   Recent Pronouncements
          ---------------------

          On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

          On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of

              ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

          both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

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

          Issuance of common stock: On June 30, 2003, the Company issued 648,350 common shares valued at $50,000 as compensation to directors for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month starting January 1, 2003. The Company also issued 332,078 common shares valued at $25,000 to certain key employees as performance bonus and 260,000 common shares to consultants valued at $83,200 for providing consulting services to the Company. The common shares were valued at the market price on the date of issuance.

          As part of the merger agreement that completed on January 4, 2002, the Company issued 31,164,210 common shares to the former shareholders of Elephant Talk Limited. In addition, pursuant to a letter of

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003


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

          As of June 30, 2003, the Company issued 648,350 common shares valued at $50,000 to Directors as compensation for attending the Board meetings. The Company also issued 332,078 common shares valued at $25,000 to certain key employees as performance bonus and 260,000 common shares valued at $83,200 to consultants for providing services.

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003


NOTE 7:   Basic and Diluted Net Loss Per Share
          ------------------------------------

          Basic and diluted net loss per share for the three months and six months ended June 30, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8:   Going Concern
          -------------

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $6,083,931 including net loss of $1,154,032 for the six months ended June 30, 2003. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.

          The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

          Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2003 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and
          (iii) management of accounts payable.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                  JUNE 30, 2003

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                  JUNE 30, 2003

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

          Results of Operations:

          The results of operations of ETCI for the three and six months ended June 30, 2003 and 2002 consisted of primarily the operations of ETCI, 100% owned subsidiary Elephant Talk Limited, and a 39% equity investment in ETNS Singapore Pte, Ltd.

          Revenues and Cost of revenues: The Company reported revenues of $148,310 and $524,460 during the three and six months ended June 30, 2003 compared to $1,260,675 and $4,208,553 for the same periods in 2002. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in the US, Europe, China, Indonesia, New Zealand and Hong Kong. The most major component of the decline in the current year comes from price compression for long distance business voice services and a loss of a number of key customers. Our international business continues to experience significant price pressure on its products. The sales decline was also a result of SARS in Hong Kong in the early part of the year when new customers acquisition campaigns need to be postponed. The wholesale market continued to be extremely price competitive, and this, in addition to bankruptcies in some customers and industry players, a reduction in circuits connected to customers related to their internal network consolidation, contributed to the quarter-over-quarter decrease. Wholesale revenues during 2003 were also impacted by continuous proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as we shift our focus from revenue growth to cash generation. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                  JUNE 30, 2003

          Finally, part of our revenue reduction in 2003 is attributable to a strategic decision on our part to de-emphasize certain services with longer settlement terms (such as certain wholesale customers and most retail post-paid customers). Partially offsetting the items contributing to the decrease in total revenue was the introduction of eTalk - a PC to phone service offered in China through pre-paid call arrangements since the third quarter of 2002, which saw revenue ramping up to 36% of total revenue in the quarter and is expected to be more significant in future quarters from the introduction of chat-line services.

          Cost of revenue was $95,673 and $462,487 for the three and six months ended June 30, 2003 compared to $1,247,805 and $4,093,815 for the same periods in 2002. Cost of revenues included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services, discounts offered on eTalk cards sold and direct costs incurred in promoting Bruce Lee Commemorative Calling Cards. Gross margins for the three and six months ended June 30, 2003 increased to 35.5% and 11.8% compared to 1.0% and 2.7% for the same periods in 2002. It was due to the change in the revenue mix for the services provided to the customers as well as the direct result of the pricing pressure in the telecom markets without adequate volume offsets. The unexpired fixed facility contracts has adversely impacted our cost since we need to account for facility lines not used through our re-focus, the impact would be on a short term basis as most of such contracts will be expired within Q2, 2003. The Company launched Bruce Lee Commemorative Calling Cards in June 2003 and incurred expenses in relation to copyright, printing and distribution. When the cards are sold in the market, the Company anticipates expenses incurred to be substantially offset by the sales made. Although our mix improved towards a preferred blend of pre-paid mode versus post-paid mode, our international business continues to experience significant price pressure on its products. Both the local voice revenue and long-distance revenue decreases were significantly impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in our Hong Kong and the world.

          Selling, general and administrative expenses (S,G&A): S,G&A expenses were $516,194 and $764,072 for the three and six months ended June 30, 2003 compared to $661,557 and $934,930 for the same periods in 2002. S,G&A expenses as a percentage of revenues increased during the three and six months ended June 30, 2003 compared to the same periods in 2002, primarily due to the Company's revenue base reduction by 88%. The Company reduced its payroll and other expenses through right-sizing of the organization. Depreciation expense was $63,448 and $126,542 in the three and six months ended June 30, 2003 compared to $140,436 and $289,243 for the same periods in 2002.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                  JUNE 30, 2003

          Other Income and Expenses: Interest income was zero for the three and six months ended June 30, 2003 compared to $25,000 and $50,000 for the same periods in 2002. Interest income was earned primarily on a promissory note to a shareholder. Owing to completion of spin-off with the said shareholder on January 4, 2003, the Company returned the promissory note to the shareholder and recorded a loss of $270,613 as part of the final settlement upon separation from the shareholder. The Company also recorded a loss of $14,773 and $32,999 for the three and six months June 30, 2003 on its equity investment in ETNS Singapore, Pte., Ltd. compared to earnings of $514 and $7,553 for the same periods in 2002.

          Comprehensive loss: In 2002, The Company's investments comprised of marketable securities, all classified as available-for-sale, were carried at their fair value based upon the quoted market prices of the stock. Accordingly, unrealized gains and losses are included in stockholders' equity as other comprehensive income or (loss). There are no marketable securities as of June 30, 2003 since all the securities have been returned to the shareholder on January 4, 2003, while in the first quarter of 2002, they were recorded as part of the current assets. The company recorded an unrealized loss of zero during the three and six months ended June 30, 2003 compared to $90,000 and $270,000 for the same periods in 2002.

          Liquidity and Capital Resources: The Company's principal capital requirements during 2003 are to fund the internal operations. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include necessary cash.

          Operating activities: The loss from operations during the six months ended June 30, 2003 was $1,154,032 primarily due to the expense of $270,613 recorded in settlement with a shareholder as a result of spin-off on January 4, 2003, write off of $560,000 due from related party, and a loss of $32,999 recorded on the company's equity investment in an unconsolidated affiliate. Additionally, ElephantTalk's current liabilities exceeded its current assets by $2,360,510 at June 30, 2003. These factors and ElephantTalk's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern

          Investing activities. Net cash used in investing activities during the six months ended June 30, 2003 was $18,184 compared to zero for the same period in 2002.

          Financing activities. Net cash provided by financing activities during the six months ended June 30, 2003 and 2002 was $272,299 and $239,637, respectively. Net cash was provided due to net proceeds received from related parties amounting to $302,733 and $273,061 in the six months ended June 30, 2003 and 2002, respectively.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                                  JUNE 30, 2003

          As a result of the above activities, the Company experienced a net increase in cash of $30,838 for the six months ended June 30, 2003. The ability of ElephantTalk to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                                  JUNE 30, 2003

PART II

ITEM 1    Legal Proceedings

          None

ITEM 2    Changes in Securities

          On June 20, 2003, the Company issued 260,000 common shares valued at $83,200 to consultants for providing services. On June 30, 2003, the Company issued 307,080 common shares valued at $25,000 to Directors as compensation for attending the Board meetings.

ITEM 3    Defaults Upon Senior Securities

          Not applicable

ITEM 4    Submission of Matters to Vote of Securities Holders

          None

ITEM 5    Other Information

          None

ITEM 6    Exhibits and Reports on Form 8-K

          a) Exhibits
          None

          b) Reports on Form 8-K
          None

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                                  JUNE 30, 2003


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.



                                Elephant Talk Communications, Inc.

Date:  August 14, 2003          By: /s/ Russelle Choi
                                --------------------------------
                                Russelle Choi
                                President & Chief Executive Officer

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CERTIFICATIONS
                                  JUNE 30, 2003

CERTIFICATION

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CERTIFICATIONS
                                  JUNE 30, 2003

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


Date:  August 14, 2003

                                /s/ Russelle Choi
                                ------------------------------------
                                Russelle Choi
                                President & Chief Executive Officer

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CERTIFICATIONS
                                  JUNE 30, 2003

CERTIFICATION

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CERTIFICATIONS
                                  JUNE 30, 2003

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


Date:  August 14, 2003

                                /s/ Manu Ohri
                                ------------------------------------
                                Manu Ohri
                                Chief Financial Officer