Form 10QSB
period 2003-09-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2003-11-13
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

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

                                   95-4557538
                         -------------------------------
                        (IRS Employer Identification No.)

          438 East Katella Avenue, Suite 217, Orange, California 92867
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 288-1570
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].

As of September 30, 2003, Elephant Talk Communications, Inc. had 24,716,817 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                               Yes [  ]                No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                               September 30, 2003
                                                                        Page
                                                                        ----
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at September 30, 2003 (Unaudited)     3

         Consolidated Statements of Operations for the Three Months
         and Nine Months ended September 30, 2003 and 2002 (Unaudited)    5

         Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 2003 and 2002 (Unaudited)                    6

         Notes to the Consolidated Financial Statements (Unaudited)       8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               17

Item 2.  Changes in Securities                                           17

Item 3.  Defaults upon Senior Securities                                 17

Item 4.  Submission of Matters to Vote of Security Holders               17

Item 5.  Other Information                                               17

Item 6.  Exhibits and Reports on Form 8-K                                17

Signatures and Certifications                                            18

Exhibit 99.1 Certification pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                      23

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                               September 30,
                                     ASSETS                        2003
                                     ------                -------------------
Current assets
  Cash and cash equivalents                                  $         8,211
  Accounts receivable, net                                           279,660
  Prepaid expenses and other current assets                          368,276
                                                             ---------------
     Total Current Assets                                            656,147
                                                             ---------------
PROPERTY AND EQUIPMENT - NET                                         469,239
                                                             ---------------
OTHER ASSETS
   Due from related parties                                          537,736
   Investment in ETNS Singapore Pte., Ltd.                           183,783
   Investments, net                                                   10,835
                                                             ---------------
     Total Other Assets                                              732,354
                                                             ---------------

TOTAL ASSETS                                                 $     1,857,740
------------                                                 ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Cash overdraft                                            $       544,126
   Accounts payable and customer deposits                          1,045,153
   Deferred revenue                                                  145,782
   Accrued expenses and other payables                               865,144
   Factor payable                                                    198,205
   Note payable                                                      282,051
   Capital lease liability                                            14,018
   Due to related parties                                            808,371
                                                             ---------------
     Total Current Liabilities                                     3,902,850










          See accompanying notes to consolidated financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                               September 30,
                                                                   2003
                                                           -------------------

STOCKHOLDERS' DEFICIENCY
    Preferred Stock Class B, no par value, 5,000,000
     shares authorized, 0 shares issued and outstanding                    -
    Common stock, no par value, 250,000,000 shares
     authorized, 42,612,396 shares issued and outstanding,
     respectively                                                  6,152,363
    Common stock authorized but unissued, 17,895,579
     common shares                                                (1,288,482)
    Accumulated comprehensive loss, net                             (553,187)
    Accumulated deficit                                           (6,355,804)
                                                             ---------------
     Total Stockholders' Deficiency                               (2,045,110)
                                                             ---------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $     1,857,740
  ----------------------------------------------             ===============




























          See accompanying notes to consolidated financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)

                                       For the Three Month Period   For the Nine Month Period
                                           Ended September 30           Ended September 30
                                       ---------------------------  ---------------------------
                                           2003           2002          2003          2002
                                       ------------- -------------  ------------- -------------
Net sales                              $    168,747  $    933,240   $    693,207  $  5,141,793

Cost of sales                               160,718       932,991        623,205     5,026,806
                                       ------------  ------------   ------------  ------------
Gross profit                                  8,029           249         70,002       114,987
                                       ------------  ------------   ------------  ------------
Operating expenses:
 Selling, general and administrative        192,737       240,465        956,809     1,175,394
 Depreciation and amortization               63,349       120,482        189,891       409,725
                                       ------------  ------------   ------------  ------------
Total operating expenses                    256,086       360,947      1,146,700     1,585,119
                                       ------------  ------------   ------------  ------------
Loss from continuing operations            (248,057)     (360,698)    (1,076,698)   (1,470,132)

Other income (expense):
 Equity in earnings (loss) of affiliate     (18,623)        7,745        (51,622)       15,298
 Loss on settlement                               -             -       (270,613)            -
 Interest expense                            (5,193)       (8,165)       (26,561)      (30,783)
 Interest income                                  -        25,000              -        75,000
 Other                                            -             -            389        31,926
                                       ------------  ------------   ------------  ------------
Total other income (expense)                (23,816)       24,580       (348,407)       91,441
                                       ------------  ------------   ------------  ------------
Loss before income tax                     (271,873)     (336,118)    (1,425,105)   (1,378,691)

Income tax                                        -             -            800           800
                                       ------------  ------------   ------------  ------------
Net loss                               $   (271,873) $   (336,118)  $ (1,425,905) $ (1,379,491)
                                       ------------  ------------   ------------  ------------
Other comprehensive loss:
 Unrealized loss on available for-sale
 securities                                       -       (40,000)             -      (310,000)
                                       ------------  ------------   ------------  ------------
Comprehensive loss                     $   (271,873) $   (376,118)  $ (1,425,905) $ (1,689,491)
                                       ------------  ------------   ------------  ------------
Basic and fully diluted loss per
 common share:                         $      (0.01) $      (0.01)  $      (0.06) $      (0.05)
                                       ------------  ------------   ------------  ------------
Weighted average number of shares
 outstanding - Basic and fully diluted   24,767,249    36,438,210     24,357,874    35,627,395
                                       ============  ============   ============  ============











          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Nine Month Period Ended
                                                     September 30, September 30,
                                                          2003         2002
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $ (1,425,905) $ (1,379,491)
 Adjustments to reconcile net loss to net cash
  Provided by operating activities:
 Depreciation and amortization                            189,891       409,725
 Non cash increase of notes receivable                          -      (137,500)
 Shares issued in lieu of compensation and services       168,200       579,200
 Loss on abandonment of property and equipment                  -        93,651
 Loss on settlement                                       270,613             -
 Write off of due from related party                      560,000             -
 Equity in (income) loss of unconsolidated affiliate       49,573        (7,414)
 Changes in operating assets and liabilities:
   (Increase) Decrease in:
    Accounts receivable                                   204,002       363,937
    Prepaid expenses and other deposits                   100,478       120,031
   Increase (Decrease) in:
    Cash overdraft                                        376,074       389,936
    Accounts payable and accrued expenses                (473,545)     (249,066)
    Deferred revenue                                       66,845      (129,212)
    Other payables and customer deposits                        -        34,055
                                                     ------------  ------------
       Net cash provided by operating activities           86,226        87,852
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                       (7,349)       (3,290)
 Purchase of investments                                  (10,835)            -
                                                     ------------  ------------
       Net cash used in investing activities              (18,184)       (3,290)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital leases                               (30,434)      (50,856)
 Payments to related parties, net                         (34,930)      (21,097)
                                                     ------------  ------------
       Net cash used in financing activities              (65,364)      (71,953)
                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS          2,678       (12,609)

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD            5,533        18,574
                                                     ------------  ------------

CASH & CASH EQUIVALENTS, END OF THE PERIOD           $      8,211  $      5,965
------------------------------------------           ============  ============





          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Nine Month Period Ended
                                                     September 30, September 30,
                                                         2003           2002
                                                     ------------- -------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Interest paid                                        $     26,561  $     30,783

Income tax paid                                      $        800  $        800








































          See accompanying notes to consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003


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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

         The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year. Certain 2002 amounts have been reclassified to conform to current period presentation. These reclassifications  have no effect on  previously  reported  net  income
         (loss).

NOTE 3:  Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements for the three months and nine months ended September 30, 2003 and 2002 include the accounts of Elephant Talk Communications, Inc., its 100% wholly-owned subsidiary Elephant Talk Limited and its 35.42% equity investment in ETNS Singapore Pte., Ltd in 2003 compared to 39% equity investment in 2002. All significant inter-company accounts and transactions have been eliminated in consolidation. The merger with Elephant Talk Limited has been accounted for as a purchase and treated as a reverse acquisition since the former shareholders of Elephant Talk Limited control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on January 4, 2002.

NOTE 4:  Recent Pronouncements
         ---------------------
         On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on
         (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

         On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

         certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

         Issuance of common stock: As of September 30, 2003, the Company issued 566,251 common shares valued at $55,000 as compensation to directors for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month starting January 1, 2003. The Company also issued 347,935 common shares valued at $30,000 to certain key employees as performance bonus and 260,000 common shares to consultants valued at $83,200 for providing consulting services to the Company. The common shares were valued at the market price on the date of issuance.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

         Pursuant to the terms of the Spin-Off Agreement with Hartcourt, on September 25, 2002, the Company issued 5,000,000 restricted common shares to Hartcourt valued at $320,000 based on the market value on the date of issue. On January 4, 2003, the Company received from Hartcourt 17,895,579 of its common shares held by Hartcourt pursuant to the finalization of the terms of the Spin-Off Agreement. Upon consummation of the transaction on January 4, 2003, the Company recorded its 17,895,579 common shares as shares authorized but unissued shares valued at $1,288,482. As a part of the settlement, the Company settled a note receivable including accrued interest thereon, of $1,387,500 and a note payable of $349,000. The Company also returned 1,000,000 shares of common stock of Hartcourt it was holding, valued at $60,0000 to Hartcourt and assumed a loan of 140,595 from a third party. As a result of the completion of the spin-off agreement with Hartcourt that completed on January 4, 2003, the Company recorded a loss of $270,613 as loss on settlement.

NOTE 6:  Supplemental Disclosure of Cash Flows
         -------------------------------------
         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The cash flow statements do not include the following non-cash investing and financing activities:

         As of September 30, 2003, the Company issued 566,251 common shares valued at $55,000 to Directors as compensation for attending the Board meetings. The Company also issued 347,935 common shares valued at $30,000 to certain key employees as performance bonus and 260,000 common shares valued at $83,200 to consultants for providing services.

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 7:  Basic and Diluted Net Loss Per Share

         Basic and diluted net loss per share for the three months and nine months ended September 30, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8:  Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $6,355,804 including net loss of $1,425,905 for the nine months ended September 30, 2003. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2003 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and (iii) management of accounts payable.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                               SEPTEMBER 30, 2003
PART 1

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                               SEPTEMBER 30, 2003

         Because of this, Elephant Talk Limited has secured termination options outside Asia by entering into international operating agreements with foreign-based telecommunications carriers, including AT&T Corporation, Global Crossing, Frontier Telecom Ltd. and MCI WorldCom Inc.

         Capitalizing on a unique position to gain market share in Asia, the Company has leveraged Elephant Talk Limited's early entrant status by forging a stronger position in the People's Republic of China ("PRC") by forging an increasing number of strategic relationships. In 1996, only one-third of Elephant Talk Limited's traffic terminated in the PRC. The traffic increased to approximately 70% in 1998, and to over 80% in 1999-2000 and declined ever since then. In keeping with the extremely difficult economic and market conditions for telecommunications industry in Hong Kong, the Company reported disappointing third quarter results. The management discussions contained herein refer to only the operations of Elephant Talk Communications, Inc. and its subsidiaries.

         Results of Operations:

         The results of operations of ETCI for the three and nine months ended September 30, 2003 consisted of primarily the operations of ETCI, 100% owned subsidiary Elephant Talk Limited, and a 35.42% equity investment in ETNS Singapore Pte, Ltd. The results of operations for the three months and nine months ended September 30, 2002 consisted of the operations of ETCI, 100% owned subsidiary Elephant Talk Limited, and a 39% equity investment in ETNS Singapore Pte, Ltd.

         Revenues and Cost of revenues: The Company reported revenues of $168,747 and $693,207 during the three and nine months ended September 30, 2003 compared to $933,240 and $5,141,793 for the same periods in 2002. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in the US, Europe, China, Indonesia, New Zealand and Hong Kong. The most major component of the decline in the current year comes from price compression for long distance business voice services and a loss of a number of key customers. Our international business continues to experience significant price pressure on its products. The sales decline was also a result of SARS in Hong Kong in the early part of the year when new customers acquisition campaigns need to be postponed. The wholesale market continued to be extremely price competitive, and this, in addition to bankruptcies in some customers and industry players, a reduction in circuits connected to customers related to their internal network consolidation, contributed to the quarter-over-quarter decrease. Wholesale revenues during 2003 were also impacted by continuous proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as we shift our focus from revenue growth to cash generation. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

         Cost of revenue was $160,718 and $623,205 for the three and nine months ended September 30, 2003 compared to $932,991 and $5,026,806 for the same periods in 2002. Cost of revenues included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold. Gross margins for the three and nine months ended September 30, 2003 increased to 4.8% and 10.1% compared to 0.03% and 2.2% for the same periods in 2002. It was due to the change in the revenue mix for the services provided to the customers as well as the direct result of the pricing pressure in the telecom markets without adequate volume offsets. The unexpired fixed facility contracts has adversely impacted our cost since we need to account for facility lines not used through our re-focus, the impact would be on a short term basis as most of such contracts will be expired in 2003. Although our mix improved towards a preferred blend of pre-paid mode versus post-paid mode, our international business continues to experience significant price pressure on its products. Both the local voice revenue and long-distance revenue decreases were significantly impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in our Hong Kong and the world.

         Selling, general and administrative expenses (S,G&A): S,G&A expenses were $192,737 and $956,809 for the three and nine months ended
         September 30, 2003 compared to $240,465 and $1,175,394 for the same periods in 2002. S,G&A expenses as a percentage of revenues increased during the three and nine months ended September 30, 2003 compared to the same periods in 2002, primarily due to the Company's revenue base reduction by 82%. The Company reduced its payroll and other expenses through right-sizing of the organization. Depreciation expense was $63,349 and $189,891 in the three and nine months ended September 30, 2003 compared to $120,482 and $409,725 for the same periods in 2002.

         Other Income and Expenses: Interest income was zero for the three and nine months ended September 30, 2003 compared to $25,000 and $75,000 for the same periods in 2002. Interest income in 2002 was earned on a promissory note to a shareholder. Owing to completion of spin-off with the said shareholder on January 4, 2003, the Company returned the promissory note to the shareholder and recorded a loss of $270,613 as

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
                               SEPTEMBER 30, 2003

         part of the final settlement upon separation from the shareholder. The Company also recorded a loss of $18,623 and $51,622 for the three and nine months September 30, 2003 on its equity investment in ETNS Singapore, Pte., Ltd. compared to earnings of $7,745 and $15,298 for the same periods in 2002.

         Comprehensive loss: In 2002, the Company's investments comprised of marketable securities, all classified as available-for-sale, were carried at their fair value based upon the quoted market prices of the stock. Accordingly, unrealized gains and losses are included in stockholders' equity as other comprehensive income or (loss). There are no marketable securities as of September 30, 2003 since all the securities have been returned to the shareholder on January 4, 2003, while in the first quarter of 2002, they were recorded as part of the current assets. The company recorded an unrealized loss of zero during the three and nine months ended September 30, 2003 compared to $40,000 and $310,000 for the same periods in 2002.

         Liquidity and Capital Resources: The Company's principal capital requirements during 2003 are to fund the internal operations. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include necessary cash.

         Operating activities: Net cash provided by operating activities during the nine month period amounted to $86,226 primarily due to the decrease in prepaid expenses and carrier deposits of $100,478, decrease in accounts receivable of $204,002, increase in cash overdraft of $376,074 offsett by decrease in accounts payable and accrued expenses of $372,785. Additionally, ElephantTalk's current liabilities exceeded its current assets by $3,246,703 at September 30, 2003. These factors and ElephantTalk's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern.

         Investing activities. Net cash used in investing activities during the nine months ended September 30, 2003 was $18,184 compared to zero for the same period in 2002 due to purchase of property and equipment and investments.

         Financing activities. Net cash used in financing activities during the nine months ended September 30, 2003 and 2002 was $65,364 and $71,953 respectively. Net cash was used in payment of capital leases and to the related parties.

         As a result of the above activities, the Company experienced a net increase in cash of $2,678 for the nine months ended September 30, 2003. The ability of ElephantTalk to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                          OTHER INFORMATION (UNAUDITED)
                               SEPTEMBER 30, 2003

PART II

ITEM 1   Legal Proceedings

     None

ITEM 2   Changes in Securities

         On September 1, 2003, the Company issued 47,571 common shares valued at $15,000 to Directors as compensation for attending the Board meetings. In addition, the Company issued 15,857 common shares valued at $5,000 to an Officer as compensation for services rendered during the three months ended September 30, 2003.

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

ITEM 6   Exhibits and Reports on Form 8-K

         a) Exhibits
                  None

         b) Reports on Form 8-K
                  None

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                          OTHER INFORMATION (UNAUDITED)
                               SEPTEMBER 30, 2003


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.



                                      Elephant Talk Communications, Inc.

Date:  November 12, 2003              By: /s/ Russelle Choi
                                      --------------------------------
                                      Russelle Choi
                                      President & Chief Executive Officer

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS
                               SEPTEMBER 30, 2003

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

                                 CERTIFICATIONS
                               SEPTEMBER 30, 2003

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


Date:  November 12, 2003

                                /s/ Russelle Choi
                                    ------------------------------------
                                    Russelle Choi
                                    President & Chief Executive Officer

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS
                               SEPTEMBER 30, 2003

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

                                 CERTIFICATIONS
                               SEPTEMBER 30, 2003

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


Date:  November 12, 2003

                                       /s/ Manu Ohri
                                       ------------------------------------
                                       Manu Ohri
                                       Chief Financial Officer