Form 10KSB
period 2003-12-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2004-04-15
CIK 1084384

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                     For fiscal year ended December 31, 2003

                        Commission file number 000-30061


                       ELEPHANT TALK COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                                   CALIFORNIA
                            (State of incorporation)

                                   95-4557538
                      (I.R.S. Employer Identification No.)

  438 East Katella Avenue, Suite 217, Orange, California 92867, (714) 288-1570
    (Address, including zip code, and telephone number, including area code, of registrant's executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                                      None

                    Name of each exchange on which registered
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock: No par value
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for most recent fiscal year: $867,171

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average and asked prices of such stock, as of a specified date within the past 60 days:
As of March 31, 2004, $9,103,718.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, there were 37,206,442 shares of common stock outstanding.

                       ELEPHANT TALK COMMUNICATIONS, INC.

                         2003 Form 10-KSB Annual Report
                                Table of Contents

                                                                            Page
                                     PART I

  Item 1.   Description of Business..........................................  4

  Item 2.   Description of Property.......................................... 24

  Item 3.   Legal Proceedings................................................ 24

  Item 4.   Submission of Matters to a Vote of Security Holders.............. 24

                                     PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters......... 25

  Item 6.   Management's Discussion and Analysis or Plan of Operation........ 26

  Item 7.   Consolidated Financial Statements................................ 30

  Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................. 30

                                    PART III

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act................ 30

  Item 10.  Executive Compensation........................................... 32

  Item 11.  Security Ownership of Certain Beneficial Owners and
            Management....................................................... 33

  Item 12.  Certain Relationships and Related Transactions................... 36

                                     PART IV

  Item 13.  Exhibits, and Reports on Form 8-K................................ 37

  Item 14.  Controls and Procedures.......................................... 37

            Signatures....................................................... 38

Explanatory Note:

Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" are to Elephant Talk Communications, Inc., a California corporation and its wholly owned subsidiary, Elephant Talk Limited. All share and per share information contained herein has been adjusted to reflect a one for ten reverse split of the Company's common stock completed and effected on January 22, 2002.


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

Pursuant to an Agreement of Merger and Plan of Reorganization, effective August 27, 2001, and through the subsequent transaction that closed on January 4, 2002, Staruni Corporation, a California corporation merged with Elephant Talk Limited. Pursuant to the merger agreement Staruni continued its corporate existence under the laws of California and Elephant Talk Limited became its wholly-owned subsidiary. In conjunction with the merger, Staruni changed its name to Elephant Talk Communications, Inc. in order to emphasize that the new focus of the ETCI will be the business of Elephant Talk Limited. Pursuant to the terms of the merger, each holder of ordinary shares of Elephant Talk Limited common stock, par value of HK$1 (One Hong Kong Dollar) immediately prior to the effective time of the merger date, by virtue of the merger and without any action on the part of such holder, was entitled to receive, as of the merger date, such number of shares of common stock of ETCI, no par value, as the number of shares of Elephant Talk Limited common stock owned by such holder as of the merger date. Collectively, following the merger, the former holders of Elephant Talk Limited common stock held 31,164,210 shares of our common stock, which represented 90% of our issued and outstanding shares of common stock at the time. The merger caused no change in any of the shares of the ETCI's common stock outstanding on the merger date, and no other securities were converted as a result of the merger. At the conclusion of the merger on January 4, 2002, The Hartcourt Companies, Inc. ("Hartcourt") retained a majority ownership in ETCI.

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

The Company's operations include international long distance on both sides of the Pacific, serving over 20 foreign countries through an advanced and flexible network. As Elephant Talk Limited has been expanding its foothold in Asia with more profitable routes and the development of value-added services, such as

PC-to-Phone service, the Company will now continue with that expansion. The Company is also actively pursuing new sales channels for the higher-margin prepaid calling card market, expanding from the U.S. to several countries in South East Asia.

Background of Elephant Talk Limited

Established in late 1994, Elephant Talk Limited is located and operated in Hong Kong. Elephant Talk Limited owns switching facilities in China, Hong Kong, United States and Singapore. The Company utilizes both IP and circuit switched technologies over a common platform, and provides the following services:

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

Technology Infrastructure

ETL's network infrastructure principally comprises a circuit switched system and a packet switched system. These systems are installed at the company's Network Operation Centre in Kwun Tong, Hong Kong and Boston, Massachussetts. Our integrated network infrastructure comprises a combination of voice switches
(connected to telephone systems of external carriers) and VoIP gateways (connected to the Internet) connecting to each other through our private telephone exchange system(s) ("PBX"). The configuration enables us to provide telecommunication services to its customers on a 24x7 basis.

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

Outside Hong Kong and U.S., Elephant Talk Limited has previously established relationships with in-country companies and local service providers that have local market expertise and relationships. Some of these overseas partners/customers are very large, well-established national carriers, such as China Unicom, China Railcom and China Netcom. We believe that others, such as NCIC and EADS Multicom are emerging carriers or Internet service providers who are able to provide the services necessary to terminate minutes for us in their country. In October, 2001, ETL signed a reseller agreement with JiTong Network Communications Limited, one of the top 5 telecom operators in China, to exchange traffic in China and various IP-based services, in addition to jointly promote the services overseas. Similar arrangements have been made with China Unicom and China NetCom, the other Top 2 operators during 2002.

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

ETL's network infrastructure principally comprises a circuit switched system and In order to take advantage of this opportunity, we have decided to deliver high-quality voice-over-IP (VoIP) telephony services to small and medium businesses in China, initially, under the brand name of eTalk. Accompanying the growth of PCs and use of the Internet, we believe the market potential is huge. We have devised a phased approach to launching its services beginning in the year 2003. Our solution provides many benefits to its customers, including:

  o Low Cost. Our services allow its customers to make telephone calls often at a fraction of the cost of traditional long distance service. Our low cost PC-to-phone service is also available all over the world.
  o High Voice Quality. We offer carrier-grade voice quality through proprietary packet-switching technologies, which reduces packet loss and delay, route packets efficiently and perform quality-enhancing functions, such as echo cancellation and massive redundancy. We intend to continue to enhance the voice quality of our services as our customer base and business grows.
  o Ease of Use and Access. Our services are designed to be convenient and easy to access. No additional telephone lines or special equipment are required.
  o  Reliable  Service.  Elephant  Talk  Limited  developed  its  own PC  client software and Gatekeeper. Our network is reliable because of its technologically advanced design. This flexible design allows us to expand our network and add capacity by adding switches/spans to the existing network. Our system also provides seamless service and high-quality voice transmission through its ability to reroute if problems arise.
  o Scalability. Our services platform is a flexible solution that can be readily integrated at low cost and in large scale into existing systems. Our system integrates quickly and seamlessly into the platforms of various communications service providers such as medium to large carriers, ISPs, and enterprises

We are able to provide our  PC-to-Phone  service at rates  generally  lower than those charged for traditional circuit switched calls. We are able to charge lower rates because its service utilizes packet-switched technology and it routes calls directly from the Internet onto our privately-managed IP network and to the called destination, thus avoiding access and settlement rates associated with traditional international and domestic long distance telecommunications services. Initially, the services will commence in southern part of China, namely, Shenzhen and Guangzhou, of which the demand for connectivity for calls to international destinations ranks among the highest in Mainland China. The services will target corporate customers, by offering call rates generally one-third to one-fifth of prevailing fixed-line IDD charges. Should the launch prove successful, we plan to implement further services to other big cities in China such as Beijing and Shanghai in the second phase of development. Test launches already began in other Asia Pacific countries such as Singapore and Tokyo in the fourth quarter of 2003.

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

Competition

The market for international voice and fax call completion services is highly competitive. We face competition from a variety of sources including large communications service providers with more resources, longer operating histories and more established positions in the telecommunications marketplace, some of whom have begun to develop Internet telephony capabilities. We also compete with small companies who have focused primarily on Internet telephony or traditional switched services. We believe that we compete principally on quality of service, price and flexibility. It is arguable if any one company dominates the voice and data communications market in the same segment as we are. We also expect that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future. In addition, we compete with and expect continued competition from:

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

Parties that maintain  phone and data lines

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

Strategic  Relationships

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

Terrorism

Terrorist attacks, such as the attacks that occurred in New York and Washington,

D.C. on September 11, 2001, and other acts of violence or war may affect the markets on which our securities trade, the markets in which we and our customers operate, our operations and our profitability. Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation more difficult and more expensive and ultimately affect the sales of our products and services in the United States and overseas. Also as a result of terrorism, the United States may enter into armed conflicts, which could have a further impact on our domestic and international sales, our supply chain, our production capability and our ability to deliver our products and services to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

French Telecom: On May 14, 2003, The Company announced signing of a bilateral carrier's agreement with Europe's prestigious telecom giant, France Telecom, to transmit voice traffic from Greater China throughout Europe. ElephantTalk estimates the agreement will generate additional telecommunications traffic flow of approximately 60 million user minutes per month as a result of more cost-efficient routes.

ElephantTalk's services and networks will be significantly enhanced by France Telecom's broad international network coverage and their world renowned telecom research center. The infrastructure strength and extensive industry contacts of ElephantTalk in Greater China's telecom sector combined with France Telecom's world leading network hub positions ElephantTalk to serve as China's preferred telecommunications gateway to the European continent.

France Telecom is one of the world's leading telecommunications carriers. Through its major international brands, including Orange, Wanadoo, Equant and GlobeCast, France Telecom provides business, consumers and other carriers with a complete portfolio of solutions that spans local, long-distance and international telephony, wireless, Internet, multimedia, data, broadcast and cable TV services. France Telecom is the second-largest wireless operator and Internet access provider in Europe, and a world leader in telecommunications solutions for multinational corporations. France Telecom (NYSE:FTE) is listed on the Paris and New York stock exchanges. Corporate website: www.francetelecom.com.

New Century InfoComm Tech Co. Ltd. (NCIC): On May 16, 2003, the Company announced that reciprocal carriers' agreement was signed earlier this year to utilize each company's networks for bilateral telecommunications traffic and the traffic has commenced between ElephantTalk and Taiwan's telecom conglomerate New Century InfoComm Tech Co., Ltd. (www.sparq.com.tw).

NCIC has a solid telecommunications infrastructure, a comprehensive network of operation centers and an extensive variety of telecom services. Interconnecting with NCIC's international voice networks further strengthen ElephantTalk's reach into Greater China's telecom markets. ElephantTalk and NCIC's networks are complementary with no operational overlap, increasing service efficiency and operating margins. NCIC was established in 2002 as a result of Taiwan's liberalization of its telecom markets. NCIC was created to integrate various telecommunications services, fulfill the growing needs of Taiwan's telecom customers, and facilitate high technology standards in the industry. Several leading international corporations in the telecommunications sector established NCIC, d.b.a. Sparq. Two of these companies are Far-Eastern Group - a conglomerate with extensive experience in mobile services, and SingTel - a Singapore-based international fixed-line network operator with more than 100 years of experience in the industry. NCIC's wide range of telecommunications services to Taiwan customers include; traditional local and IDD voice / VoIP services, calling cards, toll free number services, web-hosting, co-location services, IPLC, Frame Relay, Internet access, and VPN services. More information on NCIC can be obtained at www.sparq.com.tw.

Star Telenet Limited: On May 29, 2003, the Company signed an Agreement with Star Telenet Limited to enrich ElephantTalk's PC to Phone service, eTalk, with Star Telenet's popular chat line services, Touch, Webj CityLine, and WebJCity (www.webjcity.com). The pure chat line services provided by Star Telenet will add another content rich dimension to eTalk, our cost-effective PC to Phone service. Once a customer connects to the Internet, they can enjoy high quality PC to Phone International Direct Dial at substantial savings when using eTalk.

Star Telenet Limited was established in 1994. The company has developed a sophisticated IVRS system in house, building a platform for the provision of an extensive array of chat line services. They have operated these services for the past decade in Hong Kong and received acclaim from customers and clients for their high content quality and operating standards. In this time Star Telenet Limited has become the largest and most well known chat line service provider in the territory and has become one of the pioneers in the provision of web-J chat services in Hong Kong.

Guangdong Belton  Telecommunications  Technology Development Co., Ltd. (Belton):
On August 14, 2003, the Company entered into cooperation with Belton to develop China's Voice over Internet Protocol (VoIP) market. This will be ElephantTalk's first development project capitalizing on its recent acquisition of access/purchase rights to Belton's 9000 km. nation-wide fiber optic network in China. The Company plans to utilize the fiber optic network and Belton's extensive industry connections to launch new Internet protocol (IP) based services and enhance its existing IP based value-added services in Greater China.

Belton (www.belton.net.cn) holds PRC nation-wide ISP, ICP, VSat, and Call Center licenses and has established IP connections with ChinaNet (CT), China NetCom
(CNC), China Unicom (CU), and China RailCom (CRC). Belton is an application service provider (ASP) to these operators for VoIP as well as other IP value-added services: PC2PC, PC2Phone, Web2Phone, and GW2Phone (gateway to phone).

The ElephantTalk/Belton nation-wide fiber optic network is interconnected with population dense local metro-networks, and with many of China's cable TV networks, providing access to large metropolitan markets. These include various commercial and industrial cities in the Guangdong and Jiangsu provinces, including Guangzhou, Shenzhen, Dongguan, Shanghai and Suzhou. It is estimated the customer base covered by the cable TV networks in the Guangdong and Jiangsu provinces alone amounts to well over one million. With the interconnection between Belton's network and that of the incumbent telecom operators, the various metro IP networks, and the cable TV networks, the Company can significantly expand its reach into the China Mainland market. The Company's expectations are high for this project and it plans to enter into additional agreements to further consolidate its presence throughout Greater China."

Genesis Systems International Limited: On September 15, 2003, the Company and Genesis Systems International Limited today announced the development of a strategic partnership allowing both companies to offer a complete suite of Voice over Internet (VoIP) solutions combining the Genesis VoIP platform and ElephantTalk's long distance connectivity services. Genesis' high quality VoIP hardware and software and ElephantTalk's superior IP interconnectivity will provide convenient "one-stop shopping" for corporate long distance customers and rapidly deployable VoIP solutions for customers worldwide.

Genesis is one of the worlds leading providers of secure virtual private networks (VPN), Voice-VPN, and access to web and client/server applications "anywhere". The company is a networking and business solutions provider that has extensive hands-on experience in supplying business software, Internet solution, SSL VPN products and services that help small, medium and large enterprises solve their extranet and remote access problems. Pioneering "open source" solutions (i.e. solutions adaptable to Linux, FreeBSD, OpenBSD, and NetBSD), Genesis's variety of products and solutions include: ERP, EIP (Enterprise Information Portal), CRM, SFA, telemarketing, web collaborative systems, LAN/WAN networking, VPN solutions, e-mail security solutions, and a flexible as well as sophisticated voice over IP solutions.

ElephantTalk's partnership with Genesis will enrich and expand the reach of its VoIP services by combining Genesis Systems advanced VoIP equipment with ET's world-wide IP platform, PC2Phone software and advanced network technology. Genesis (www.vpn.net.hk) VoIP gateways are designed to provide competitive voice-Virtual Private Networks over IP services. These VoIP systems send and receive compressed voice or fax over existing data networks, such as Internet, IP-VPN, and enterprise intranets enabling users to save money on long distance and international phone/fax communications.

Billion Online Limited: On November 10, 2003, the Company agreed to purchase a majority stake in Billion Online Limited (BOL), an integrated IP-based telecom solutions developer in China. This acquisition provides the Company an immediate entry into the worldwide Voice Over Internet Protocol (VoIP) market on PC-to-phone, packet telephony and other Internet-related services while increasing its presence and telecom service offerings throughout China and the Far East.

Billion Online is a popular China-based system integrator serving major sectors of the Internet industry in China. It's top selling PC-to-phone system, "iTalk", is branded as "eTalk" by ElephantTalk. "eTalk" users can download software and purchase an access PIN through the web and start talking to their friends over the phone in minutes. Quality is comparable to regular toll quality while significantly reducing the cost for the user. Since ElephantTalk began marketing the service in September 2002 it has become one of the hottest PC-to-phone services in the Fareast. China Unicom is also co-branding the service to its customers throughout China.

In addition, BOL's newest product, the Next Generation SoftsWitch (NGSW), has been launched in Shanghai to serve the broadband telephony subscribers of China Railcom and its strategic partner, China-on-line Inc. BOL also provides an Enterprise Instant Message (EIM) service, a communication tool utilized in Virtual Private Networks within organizations to increase productivity. These services provide ElephantTalk with increasing access to China's rapidly growing telecom market while keeping the Company on the cutting edge technologically. In combination with "eTalk" they give the Company additional high margin services to compliment their existing telecom offerings. More information on Billion Online Limited can be found at www.bol2000.com

Shenzhen Boyaa Infotech Ltd.: On December 1, 2003, the Company signed a Letter of Intent with Shenzhen Boyaa Infotech Ltd. (www.iChat.com.cn) to acquire a majority stake in the company and to immediately form a joint venture to further develop Boyaa's existing business. These moves will integrate ElephantTalk further into the rapidly expanding interactive message and voice chat markets in Mainland China.

Boyaa is a Chatroom platform provider to over 300 telecom carriers, cable operators, Internet Content Providers (ICQ), and educational institutions. Its Chatroom Rental services allow users to create their own chatroom with private banners to attract visitors and make incomes through this service. Interactive Voice Chat, the newest product of the Company will be launched in the 2nd quarter of 2004. This platform is used to implement the text chat services for more than 5,000,000 registered subscribers and allows over 100,000 online subscribers to interact simultaneously. Interactive Voice Chat has been pre-ordered by most of Boyaa's existing customers and with their strong client-base, the Company expects there will be a continuing demand to upgrade existing text-based chatrooms to audio chat, and eventually video chat. This release is the next step in our strategy to transform our company through development of higher margin business opportunities associated with China's explosive growth in the telecommunications and Internet sectors. With the recent acquisition of Billion Online Ltd., ElephantTalk is establishing a strong position as a content and service provider in China's online revolution, while resourcing our nationwide telecom networks to deliver cost effective solutions for our clients. More information on Boyaa can be found at www.ichat.com.cn.

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

Restrictions on currency exchange may limit our ability to utilize our revenue effectively

Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the Renminbi, significant restrictions still remain. We provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Renminbi. Because a significant amount of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China.

Risks relating to operating licenses

Currently, ETL has been granted two PNETS licences in Hong Kong, one for the provision of external telecommunications services (ETS) and the other for the provision of ISP services (ISP). Under the terms of PNETS licences, we are subject to regulation of the Office of Telecommunications Authority (OFTA), the official regulatory body. OFTA's regulatory powers permit it to cancel, withdraw or suspend the company's PNETS licences for a period as it may determine in the event of any contravention by the Company of the Telecommunications Ordinance or of any condition to which the company's PNETS Licence is granted.

PNETS licences are customarily granted for 1-year terms and are renewable annually. On the basis that ETL has successfully renewed its licences before, we have no reason to believe that we would fail to do so in the future. However, there can be no assurance that our PNETS licences will be renewed upon expiration. The failure to obtain a renewal of its PNETS licences would result in the company having to cease to offer telecommunication services through its network.

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

Patents, Trademarks, and Licenses

We actively pursue the protection of intellectual property rights in the United States and relevant foreign jurisdictions. We conduct our business under the "ElephantTalk" brand name and logo. Currently, Elephant Talk Limited owns certain trademarks in China, Singapore, Hong Kong, USA and Canada, which are either registered in the Trademark Office or in the process of being registered. Elephant Talk Limited owns External Telecommunications Service Licence and ISP licences to conduct telecommunications business locally in Hong Kong.

Employees

ElephantTalk currently employs in the United States one full-time employee at its principal executive office located in Orange, California. The executive office provides corporate administrative and advisory services to ElephantTalk and its affiliates. Elephant Talk Limited employs at its two sites located in Hong Kong four full-time employees, while technical, administrative, sales support and accounting services are provided by full time employees of Elephant Talk Network Services, Limited. We believe that our future success will depend in part on our continued ability to attract, hire, integrate, retain and motivate highly qualified personnel in various disciplines, and upon the continued service of our senior management personnel. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

No assurance can be given that agreements entered into by ElephantTalk will result in actual agreements or that the terms of the agreements will not be significantly changed, or that any of the financing needs to consummate the agreements discussed in this Annual Report be successfully completed. ElephantTalk's management, which has extensive experience and expertise in relevant industry sectors, intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, ElephantTalk has raised and continues to raise the substantial funds necessary to carry out the plans of its venture partners by selling its own common shares to selected investors/partners. If ElephantTalk is not able to raise the necessary funds to fund its growth, the agreements will need to be modified or cancelled.

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

Item 2.  Description of Property

ElephantTalk's principal executive office is located at 438 East Katella Avenue, Suite 217, Orange, California 92867. The premises consist of approximately 300 square feet of office space with a large office and a file room. ElephantTalk is leasing these premises from an unaffiliated party and occupied these premises since September 5, 2002. The lease term is for one year commencing on September 5, 2002 with an option to renew for a month-to-month basis after the termination of the lease. The monthly rent amounts to $332 with no escalation of monthly rent during the lease term.

Elephant Talk Limited currently occupies the following portions of spaces leased by ET Network Services Limited ("ETNS"), our related company:

  o 10,000 square feet in at 8/F, 145-159 Yeung Uk Road, Tsuen Wan, Hong Kong for a period of two years commencing May 1, 2002 for a monthly rent of HK$65,200 ($8,359).
  o 5,000 square feet in 10E World Tech Centre, How Ming Street, Hong Kong for a monthly rent of HK$15,000 ($1,900).
  o Various co-location spaces with square footage of under 200 square feet in Guangzhou, Los Angeles, Boston and Singapore where our telecommunications equipment are located.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on December 12, 2003. The shareholders elected Mr. Russelle Choi, Mr. Pius Lam, Mr. Francis Lim, Mr. Manu Ohri and Mr. James Wang to one-year term as directors. Additionally, the shareholders ratified the appointment of Kabani and Company, Inc. as the Company's independent auditor.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on Over the Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ETLK". Prior to the merger with ElephantTalk on January 4, 2002, the Company's common stock was traded under the symbol "SRUN". The following table sets forth the range of high and low bid and asked quotations for the common stock (adjusted for 1 for 10 reverse stock split effected on January 22, 2002) during the three most recent years calendar quarters ended December 31, 2003, 2002 and 2001:

---------------------------------------- ------------------- ---------------- ----------------- ---------------
                                              High Bid           Low Bid         High Asked        Low Asked
---------------------------------------- ------------------- ---------------- ----------------- ---------------
March 31, 2001                                  0.01              0.00              0.01              0.00
---------------------------------------- ------------------- ---------------- ----------------- ---------------
June 30, 2001                                   0.01              0.00              0.01              0.00
---------------------------------------- ------------------- ---------------- ----------------- ---------------
September 30, 2001                              0.01              0.01              0.01              0.01
---------------------------------------- ------------------- ---------------- ----------------- ---------------
December 29, 2001                               0.02              0.02              0.02              0.02
---------------------------------------- ------------------- ---------------- ----------------- ---------------
March 25, 2002                                  0.42              0.42              0.42              0.42
---------------------------------------- ------------------- ---------------- ----------------- ---------------
June 28, 2002                                   0.21              0.14              0.21              0.14
---------------------------------------- ------------------- ---------------- ----------------- ---------------
September 30, 2002                              0.06              0.05              0.06              0.05
---------------------------------------- ------------------- ---------------- ----------------- ---------------
December 31, 2002                               0.07              0.07              0.07              0.07
---------------------------------------- ------------------- ---------------- ----------------- ---------------
March 31, 2003                                  0.07              0.07              0.07              0.07
---------------------------------------- ------------------- ---------------- ----------------- ---------------
June 30, 2003                                   0.29              0.29              0.29              0.29
---------------------------------------- ------------------- ---------------- ----------------- ---------------
September 30, 2003                              0.28              0.28              0.28              0.28
---------------------------------------- ------------------- ---------------- ----------------- ---------------
December 31, 2003                               0.19              0.19              0.19              0.19
---------------------------------------- ------------------- ---------------- ----------------- ---------------

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 2003, there were broker-dealers publishing quotes for the common stock.

Holders

At March 31, 2004, ElephantTalk had approximately 2,640 holders of record of its common stock holding a total of 37,206,442 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption of sinking fund provisions applicable to the common stock.

All of the ElephantTalk's issued stock has been issued pursuant to Rule 144 of The Securities Act and could come into any market that exists under Rule 144. Approximately 6,364,019 and 4,005,446 outstanding Rule 144 shares held by principal and directors exist at December 31, 2003 and 2002, respectively.

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

On March 1, 2004, the Company entered into a Stock Sale Agreement with an investor who agreed to purchase 2,000,000 restricted (Rule 144 one year restriction) for a consideration of $300,000. The restricted common shares were issued on March 3, 2004 and the Company received $300,000.


Warrants

At March 31 2004, there was no warrants outstanding convertible to common stock. During 2003 and 2002, no warrants were converted into shares of common stock.


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

Comparison of the fiscal years ended December 31, 2003 and December 31, 2002.

The results of operations of ElephantTalk for 2003 primarily consisted of operations of Elephant Talk Communications, Inc., Elephant Talk Limited, a wholly-owned subsidiary, and its 35.42% equity investment interest in ETNS Singapore Pte, Ltd. The results of operations for 2002 primarily consisted of operations of Elephant Talk Limited and its 39% equity investment interest in ETNS Singapore Pte, Ltd.

Revenues and Cost of Revenues: The Company reported revenues of $867,171 and $5,672,284 during the year ended December 31, 2003 and 2002, respectively. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in the US, Europe, China, Indonesia and Hong Kong.

The major component of the decline in revenues comes from price compression for long distance business voice services. Our international business continues to experience significant price pressure on its products as we continue to penetrate the retail markets and though the wholesale market continues to represent a large portion of our gross revenues. The wholesale market continued to be extremely price competitive, and this, in addition to bankruptcies in some customers and industry players, a reduction in circuits connected to customers related to their internal network consolidation, contributed to the year-over-year decrease. Wholesale revenues during 2002 were also impacted by proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as we shift our focus from revenue growth to cash generation. Alternative channels and small business includes sales agents and affiliates, wholesale alternative channels, small business, prepaid calling card. Revenue reduction in 2003 is also attributable to a strategic decision on our part to de-emphasize certain services with longer settlement terms (such as certain wholesale customers and most retail post-paid customers).

Cost of revenue was $845,438 and $5,524,800 for the years ended December 31, 2003 and 2002, respectively. Cost of revenue included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services. Gross margin for the year ended December 31, 2003 remained flat at 2.5% compared to the year ended December 31, 2002. It was due to the change in the revenue mix for the services provided to the customers as well as the direct result of the pricing pressure in the telecom markets without adequate volume offsets. Our international business continues to experience significant price pressure on its products. Both the local voice revenue and long-distance revenue decreases were significantly impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in our Hong Kong and the world.

Selling, General and Administrative Expenses (S,G&A): S,G&A expenses were $2,553,746 and $1,531,772 for the years ended December 31, 2003 and 2002,
Respectively. During 2003, the Company incurred significant expenses in relating to legal and professional fees, shareholder and investor relation services, and consulting and business advisory services primarily due to increase the Company's awareness in the US markets. Although the Company's revenue base in 2003 was reduced by 85%, bad debt increased to $740,000 in 2003 compared to $308,075 in 2002 primarily due to the current economic climate in the telecommunications industry.

Impairments: Impairments of property and equipment amounted to $250,000 in 2003 compared to $239,922 in 2002. Impairments resulted primarily due to the Company taking a conservative position and writing down the tangible communications equipment on hand due to significant reduction in wholesale and prepaid calling card business resulting in limited use. The Company divested its equity interest in ETNS Singapore Pte, Ltd. and recorded an impairment of $106,456 in 2003. The Company also recorded an impairment of investment of $10,835 in its investment in Vision Aerospace, Inc. in 2003. The Company did not record any impairments relating to its investments in 2002.

Other Income and Expenses: Interest income was $57,000 and $177,067 for the years ended December 31, 2003 and 2002, respectively. Other income was represented by interest income earned on amounts due from entities related to

Officers, directors and shareholders during 2003 and 2002, respectively. Interest expense was $30,435 in 2003 compared to $125,019 in 2002. Reduction in interest expense was due to pay-off of the shareholders' loans and vendors by the Company during 2003. The Company lost $32,825 for the year ended December 31, 2003 on its equity investment in ETNS Singapore, Pte. Ltd. compared to a loss of $3,356 for the same period in 2002. In addition, the Company recorded a net loss of $363,205 in its settlement with The Hartcourt Companies, Inc. as a result of its spin-off in January 2003. The Company also recorded a loss of $416,787 in settlement of its vendors debts amounting to $1,635,448 during 2003.

Comprehensive Loss: The Company's investments comprised of its equity ownership interest in ETNS Singapore, Pte Ltd. classified as available-for-sale, are carried at their fair value of its investments at December 31, 2003 and 2002, respectively. Unrealized gains and losses are included in stockholders' equity as other comprehensive income or loss. The company also records foreign currency translation gains and losses as comprehensive income or loss. The company recorded an unrealized loss of $1,531 due to foreign curreny translation during the year ended December 31, 2003 compared to $297,131 primarily due to reduction in the market value of the marketable securities available-for-sale held at December 31, 2002.

Liquidity and Capital Resources: The Company's principal capital requirements during the year 2004 are to fund the internal operations and fund the acquisitions of growth oriented telecommunications and related businesses in China, Hong Kong and USA. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include necessary cash. In view of low borrowing interest rates, the Company is actively pursuing additional credit facilities with financial institutions in Hong Kong as a means to obtain new funding. The Company's management estimates that it currently has the funds to operate for at least twelve months without raising additional capital.

As shown in the accompanying financial statements, ElephantTalk incurred a net loss of $3,844,283 for the year ended December 31, 2003 as compared to a net loss of $2,064,803 for the same period in 2002. Additionally, ElephantTalk's current liabilities exceeded its current assets by $ 1,871,690 at December 31, 2003. These factors and ElephantTalk's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern.

Operating activities: Net cash used in operating activities for the year ended December 31, 2003 amounted to $713,545 compared to $205,266 for the same period in 2002. The decrease in net cash in operating activities resulted primarily due to the increase in loss of $1,379,480 in 2003 compared to 2002 which was partially mitigated by increase in cash flows due to increase in accounts payable and customer deposits of $598,450 and increase in cash overdraft of $381,153.

Investing activities. Net cash used in investing activities during the year ended December 31, 2003, was $54,199 compared to $39,404 for the same period in 2002. Cash was primarily used to purchase property and equipment of $67,825 and investment in ETNS Singapore Pte, Ltd. of $13,626 during 2003 compared to purchase of property and equipment of $15,538 and investment in ETNS Singapore Pte, Ltd. of $23,866 for the same period in 2002.

Financing activities. Net cash provided by financing activities during the year ended December 31, 2003 was $790,716 compared to $231,629 during the same period in 2002. Net cash was provided due to net proceeds received from related parties amounting to $1,019,355 during 2003 compared to $300,415 in 2002, offsetted by net cash used in payments on capital leases of $30,434 and reduction of factor payable of $198,205.

As a result of the above activities, the Company experienced a net increase in cash and cash equivalents of $22,972 for the year ended December 31, 2003 as compared to a net decrease in cash of $13,041 as of December 31, 2002. The ability of ElephantTalk to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.


Item 7.  Consolidated Financial Statements

Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.





                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information about the directors and executive officers of ElephantTalk.

  Director Name        Age                    Position                     Since
--------------------------------------------------------------------------------

Mr. Russelle Choi      49     President and Chief Executive Officer         2002

Mr. Pius Lam           45       Vice-President and Chief Operating Officer  2002

Mr. Francis Lim        45       Director                                    2003

Mr. Manu Ohri          48       Executive Vice-President of Finance and
                                            Chief Financial Officer         2002

Mr. James Wang         46       Director                                    2003

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

Francis Lim: Mr. Lim has over ten years of experience in market entry, joint ventures formation and mergers and acquisitions in the telecommunications industry covering the full spectrum of services from cellular and paging to fixed line to the Internet. Mr. Lim currently serves as an independent consultant to multinational carriers in establishing and securing international traffic terminations. From April 2000 to March 2003, Mr. Lim served as Regional Director of Business Development at Asia Global Crossing, responsible for establishing the partnerships and securing licenses for landing of East Asia Crossing and the pan-Asia fiber optics sub-sea cable. From April 1994 to March 2000, Mr. Lim served as Regional Managing Director of Business Development at AT&A Asia Pacific Ltd., responsible for executing market entry plans for AT&T into various countries in the Asia Pacific Region. Mr. Lim successfully brought AT&T into the cellular market in India and led all negotiations in establishing the first telecom services joint venture in China. Mr. Lim headed the marketing team of AT&T's leading edge Global Clearinghouse Business, Asia pacific first clearinghouse for the settlement of VoIP minutes. Mr. Lim held variety of sales and marketing positions with Hutchison Telecommunications Ltd. and Xerox. Mr.
Lim earned a bachelor's degree in Chemical Engineering for University of Wisconsin in 1980

Manu Ohri, Executive Vice President Finance & Chief Financial Officer: Mr. Ohri currently serves as the Executive Vice President of Finance & Chief Financial Officer and Director in the Company since May 2002. Mr. Ohri served in this capacity for The Hartcourt Companies, Inc. from December 1999 to September 2002. From June 1999 to November 1999, Mr. Ohri served as the President and Chief Executive Officer of Pego Systems, Inc., an industrial air and gas equipment manufacturer's representative organization, an affiliate of The Hartcourt Companies, Inc. From January 1997 to March 1999, Mr. Ohri served as Chief

Operating Officer and Chief Financial Officer of Dynamic Cooking Systems, Inc., a privately-held manufacturing company. From September 1989 to December 1996, Mr. Ohri served as Chief Financial Officer of Startel Corporation, a NASDAQ company in software development business. Mr. Ohri's multi-faceted experience includes operations, finance as well as administrative functions in the manufacturing, distribution and software development industries. Mr. Ohri is a Certified Public Accountant with over six years experience with Deloitte & Touche, LLP and PriceWaterhouseCoopers, LLP. Mr. Ohri earned his Masters degree in Business Administration from University of Detroit in 1979 and Bachelors degree in Accounting from University of Delhi in India in 1975.

Mr. James Wang: Mr. Wang has over twenty years of professional experience in all aspects of manufacturing, research & development, sales and corporate management for hi-tech industries including telecommunications, data communications, computer networking and semi-conductor manufacturing. Since June 2001, Mr. Wang has been serving as the President of Marconi Communications China in Beijing, China. Mr. Wang is responsible for all of operations of Marconi China with a target of tripling the revenue in three years and making Marconi a tier 1 vendor in China. From July 1989 to May 2001, Mr. Wang held several positions in Alcatel China, the last being Vice President of Sales and Commercial. Mr. Wang had the overall responsibility of sales and marketing of Alcatel China and undertook a major role in promoting company's image and development of governmental relationships. Mr. Wang held leadership and staff positions at Network Access Corporation, BNR/Nortel and Texas Instruments in Texas. Mr. Wang earned his Doctorate degree in Computer Science from Southern Methodist University (SMU), Dallas, Texas in July 1995. Mr. Wang earned his dual Masters degrees in Computer Science and in Robotics in 1987 and 1983 from SMU and Oklahoma State University, Oklahoma.

Directors serve for a term of one year or until their successors are elected and qualified. Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company except that Mr. Pius Lam, Chief Operating Officer of the Company, is married to Mr. Russelle Choi's sister.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the executive officers greater than $100,000 for the last three fiscal years.

----------------- -------------------------------------------- -------------------------------------- -------------
                                    ANNUAL COMPENSATION                LONG TERM COMPENSATION
================= ======= ==================================== ====================================== =============
                                                                          Awards           Payouts
================= ======= ==================================== =========================== ========== =============
                    Year                             Other       Restricted    Securities    LTIP        All Other
                                                     Annual     Stock Awards   Underlying    Payouts   Compensation
                                Salary    Bonus  Compen-sation      ($)        Options/       ($)          ($)
                                  ($)      ($)        ($)                       SARs
                                                                                 (#)
================= ======= ============== ======= ============= ============== ============ ========== =============
Russelle Choi,      2003       $120,000    $0       $20,000         $0             0          $0           $0
President and CEO   2002          $0       $0          $0           $0             0          $0           $0
                    2001          $0       $0          $0           $0             0          $0           $0
----------------- ------- -------------- ------- ------------- -------------- ------------ ---------- -------------

No options or SARs where granted to any executive officers.

Employment and Related Agreements

On January 1, 2003, ElephantTalk entered into an employment agreement with Mr. Russelle Choi to provide salary, bonuses, and other fringe benefits through December 31, 2005. Annual base salary payable to Mr. Russelle Choi under the agreement was $120,000 per annum in the first year, $132,000 in the second year and $150,000 in the third year. Payments are to be made in equal monthly installments. In the event ElephantTalk did not have sufficient cash flow to pay compensation in cash, Mr. Choi has the option to accept ElephantTalk's restricted common shares for the same amount of compensation. Share price is to be calculated at 50% of the market trading bid price on the first trading day of the month for which the compensation is paid. As of March 25, 2004, ElephantTalk had issued 989,009 restricted common shares valued at $120,000 to Mr. Choi towards his 2003 compensation and 164,835 restricted common shares valued at $20,000 as Director fees for attending directors meetings during 2003. The share price used in calculating stock compensation was not discounted by 50% of the market trading bid price on the first trading day of the month for which the compensation was paid.

Compensation of Directors

For attending Board meetings, the Board of Directors approved the compensation of the Company's directors with $5,000 worth of restricted common shares valued at the closing market price of the common shares on first day of each fiscal quarter, starting January 1, 2003.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2003 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

------------------- ------------------------------------------- ----------------------------- --------------------
  Title of Class        Name & Address of Beneficial Owner          Amount and Nature of             Percent
                                                                  Beneficial Ownership (1)
------------------- ------------------------------------------- ----------------------------- --------------------
------------------- ------------------------------------------- ----------------------------- --------------------
Common stock        Man Eagle Limited                                    3,922,899                    7.5%
                    28/F Emperor Group Centre
                    288 Hennessy Road, Wanchai
                    Hong Kong
------------------- ------------------------------------------- ----------------------------- --------------------
Common stock        Supreme Luck Management Company Limited              2,703,832                    5.2%
                    6/F 24 Des Voeux Road, Central
                    Hong Kong
------------------- ------------------------------------------- ----------------------------- --------------------
Common stock        The Hartcourt Companies, Inc.                        17,895,580                   34.3%
                    2500 E. Colorado Blvd., Suite 301
                    Pasadena, California 91107
------------------- ------------------------------------------- ----------------------------- --------------------
Common stock        Russelle Choi, Director                              3,152,328                    6.0%
                    8/F, 145-159 Yeung Uk Road
                    Tsuen Wan, Hong Kong
------------------- ------------------------------------------- ----------------------------- --------------------
Common stock        Pius Lam, Director                                   1,494,381                    2.9%
                    8/F, 145-159 Yeung Uk Road
                    Tsuen Wan, Hong Kong
------------------- ------------------------------------------- ----------------------------- --------------------
Common stock        Theresa Tsoi, Secretary                              1,167,055                    2.2%
                    8/F, 145-159 Yeung Uk Road
                    Tsuen Wan, Hong Kong
------------------- ------------------------------------------- ----------------------------- --------------------
Common stock        Manu Ohri, Director                                   785,371                     1.5%
                    438 E. Katella Avenue, Suite 217
                    Orange, California 92867
------------------- ------------------------------------------- ----------------------------- --------------------
------------------- ------------------------------------------- ----------------------------- --------------------
                    All Officers and Directors as a group                6,599,135                    12.7%
------------------- ------------------------------------------- ----------------------------- --------------------

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Securities Exchange Act of 1934, as amended.

Stock Option Plan

On April 11, 2002, the Company entered into an agreement with an individual, Tang Wai Leong, whereby the Company granted Mr. Leong an option to purchase two million (2,000,000) common shares of the Company at the closing market price of April 11, 2002 i.e. $0.32 (32 cents) per share. Mr. Leong agreed to provide consulting and advisory services to the Company in accordance with certain terms and conditions. Mr. Leong shall have the right to exercise the option in whole or in part through the close of business on April 10, 2003. On December 1, 2002, the Company and Mr. Leong mutually agreed to terminate the consulting services agreement. Mr. Leong did not exercise his option to purchase the Company's common shares as of the date of termination of the consulting services agreement.

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

On January 17, 2001, the Company granted and issued 1,700,000 common shares at a price of $0.005 per share for a total consideration of $8,500. The Company did not grant any options under the Plan as of December 31, 2003. Under the Plan 2,300,000 shares of common stock remain available for grant at December 31, 2003.

Warrants

The Company does not have any warrants outstanding at December 31, 2003.

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

Item 12: Certain Relationships and Related Transactions

On February 27, 2001, Elephant Talk Limited entered into an agreement with Elephant Talk, Inc. ("ETI"), a corporation organized and existing under the laws of the Commonwealth of Massachusetts, whereby Elephant Talk Limited appointed ETI its sales agent in US for the sale of its products and services. The term of the sales agency agreement shall be for a period of five (5) years. Elephant Talk Limited agreed to pay a fee totaling three (3) percent of the cost of any services or products purchased by the customers through the efforts of ETI. During 2003 and 2002, ETI provided calling capacity and prepaid calling card sales to Elephant Talk Limited in the amounts of $123,823 and $3,470,851, respectively. Elephant Talk Limited paid commissions to ETI $0 and $73,419 for the years ended December 31, 2003 and 2002, respectively.

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

The Company executed a Spin-Off Agreement, dated September 12, 2002, and through the subsequent transactions that closed on January 4, 2003, the Company terminated its relationship with Hartcourt. Pursuant to the terms of the Spin-Off Agreement, the Company received 17,895,579 of its common shares held by Hartcourt and $349,000 in cash advances from Hartcourt, in exchange for returning 4,756,000 common shares of Hartcourt held by the Company and its affiliates, canceling two promissory notes of Hartcourt held by the Company and its affiliate in the respective amounts of $1,250,000 and $140,595, and canceling the indebtedness of cash advances by issuing 5,000,000 of its restricted common shares to Hartcourt. In addition to executing the Spin-Off Agreement, the parties executed a mutual release to end their relationship and place each other in a position whereby no party is indebted to the other party. Upon receipt of the shares on close of the escrow on January 4, 2003, the Company held 17,895,579 common shares as treasury shares. As a result of the completion of the spin-off agreement with Hartcourt, the Company recorded a loss of $363,205 in the accompanying financial statements for the year ended December 31, 2003.

                                    PART IV.


Item 13.  Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.                      Description of Document
--------------------------------------------------------------------------------

10.5 Spin-off Agreement with The Hartcourt Companies, Inc. Incorporated by reference from the Company's Current Report on Form 8-K, filed on January 9, 2003. SEC File No. 000-30061. Film No. 03509553.



Reports on Form 8-K:

During the last quarter covered by this Report we did not file any Current Reports Form 8-K.




ITEM 14  CONTROLS AND PROCEDURES

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

                                   ELEPHANT TALK COMMUNICATIONS, INC.


Date:  April 14, 2004              By: /s/ Russelle Choi
                                   ------------------------------
                                   Russelle Choi
                                   Chairman of the Board
                                   President & Chief Executive Officer
                                   (Principal Executive Officer)

Date:  April 14, 2004              By: /s/ Manu Ohri
                                   --------------------------
                                   Manu Ohri
                                   Executive Vice President, Finance &
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                           Date

/s/ Russelle Choi            President, Chief Executive      April 14, 2004
-----------------            Officer and Director
Russelle Choi

/s/ Pius Lam                 Chief Operating Officer         April 14, 2004
------------                 and Director
Pius Lam

/s/ Manu Ohri                Chief Financial Officer         April 14, 2004
-------------                and Director
Manu Ohri

/s/ Theresa Tsoi             Secretary                       April 14, 2004
----------------
Theresa Tsoi

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES


                                    CONTENTS


PAGE              F-1       INDEPENDENT AUDITORS' REPORT

PAGE              F-2       INDEPENDENT AUDITORS' REPORT OF THE SUBSIDIARY

PAGE              F-3       CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003

PAGE              F-4       CONSOLIDATED STATEMENTS OF OPERATIONS AND
                            COMPREHENSIVE  LOSSES FOR THE YEARS ENDED DECEMBER
                            31, 2003 AND 2002

PAGE              F-5       CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS'
                            EQUITY (DEFICIENCY)FOR THE YEARS ENDED DECEMBER 31,
                            2003 AND 2002

PAGE              F-6       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                            ENDED DECEMBER 31, 2003 AND 2002

PAGES          F-7 - 15     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



























                                      F-ii


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Elephant Talk Communications, Inc.

We have audited the accompanying consolidated balance sheet of Elephant Talk Communications, Inc., a California corporation and subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Elephant Talk Limited, whose statements reflect total assets of approximately $968,290 as of December 31, 2003 and total net revenues of $867,171 and $5,672,284 for the years ended December 31, 2003 and 2002, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for Elephant Talk Limited for the years ended December 31, 2003 and 2002, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk
Communications, Inc. and subsidiary as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $8,789,448 which includes net losses of $3,844,283 and $2,064,803 for the years ended December 31, 2003 and 2002, respectively. The Company has an excess of total liabilities over total assets of $1,904,650 on December 31, 2003. These factors as discussed in Note 15 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
April 8, 2004

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Elephant Talk Limited

We have audited the accompanying balance sheet of Elephant Talk Limited, a Hong Kong Corporation (the "Company") as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Limited as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $6,747,312 which includes net losses of $1,982,530 and $1,426,082 for the years ended December 31, 2003 and 2002, respectively. The Company has an excess of total liabilities over total assets of $1,762,184 on December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



JIMMY C. H. CHEUNG & CO.
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 13, 2004

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2003

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $     8,282
  Accounts receivable, net                                              156,192
  Prepaid expenses and other current assets                             108,912
                                                                    -----------
         Total Current Assets                                           273,386
                                                                    -----------
PROPERTY AND EQUIPMENT - NET                                            203,765

OTHER ASSETS
  Due from related parties                                              553,348
  Investment in ETNS Singapore Pte, Ltd.                                100,953
                                                                    -----------
         Total Other Assets                                             654,301
                                                                    -----------
TOTAL ASSETS                                                        $ 1,131,452
                                                                    ===========

                     LIABILITIES AND STOCHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                                         $   549,205
  Accounts payable and customer deposits                                481,145
  Deferred revenue                                                      161,539
  Accrued expenses and other payable                                    768,885
  Capital lease liability - current                                      14,018
  Due to related parties                                                170,284
                                                                    -----------
        Total Current Liabilities                                     2,145,076
                                                                    -----------
LONG-TERM LIABILITIES
  Note payable                                                          891,026
                                                                    -----------
TOTAL LIABILITIES                                                     3,036,102
                                                                    -----------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock Class B, no par value, 5,000,000 shares
  authorized none issued and outstanding                                   -
Common stock, no par value, 250,000,000 shares authorized,
  51,867,714 issued and outstanding                                   8,174,811
Common stock issued, not outstanding,
  17,895,579 common shares                                           (1,288,482)
Accumulated comprehensive loss, net                                      (1,531)
Accumulated deficit                                                  (8,789,448)
                                                                    -----------
        Total Stockholders' Deficiency                               (1,904,650)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 1,131,452
                                                                    ===========

           See accompanying notes to consolidated financial statements
                                      F-3

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003           2002
                                                   ------------    ------------
REVENUES, NET                                      $    867,171    $  5,672,284

COST OF REVENUE                                         845,438       5,524,800
                                                   ------------    ------------

GROSS PROFIT                                             21,733         147,484
                                                   ------------    ------------
OPERATING EXPENSES
  Selling, general and administrative                 2,553,746       1,531,772
  Impairment of property and equipment                  250,000         239,922
  Impairment of investment in ETNS Singapore, Pte       106,456            --
  Impairment of investment                               10,835            --
  Depreciation and amortization                         265,841         487,685
                                                   ------------    ------------
         Total Operating Expenses                     3,186,878       2,259,379
                                                   ------------    ------------
LOSS FROM OPERATIONS                                 (3,165,145)     (2,111,895)

OTHER INCOME (EXPENSE)
  Interest income                                        57,000         177,067
  Interest expense                                      (30,435)       (125,019)
  Equity in loss of unconsolidated
    affiliate                                           (32,825)         (3,356)
  Loss on settlement with Hartcourt                    (363,205)           --
  Loss on settlement of debts                          (416,787)           --
  Miscellaneous income                                  107,914            --
                                                   ------------    ------------
         Total Other Income (Expense)                  (678,338)         48,692
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                             (3,843,483)     (2,063,203)
  Income taxes                                              800           1,600
                                                   ------------    ------------
NET LOSS                                           $ (3,844,283)   $ (2,064,803)
                                                   ------------    ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized loss on available-for-sale securities         --          (300,000)
  Foreign currency translation gain (loss)               (1,531)          2,869
                                                   ------------    ------------
                                                         (1,531)       (297,131)
                                                   ------------    ------------
COMPREHENSIVE LOSS                                 $ (3,845,814)   $ (2,361,934)
                                                   ============    ============
Net loss per common share and equivalents
   - basic and diluted                             $      (0.15)   $      (0.06)
                                                   ============    ============
Weighted average shares outstanding during the
   period - basic and diluted                        25,102,850      37,147,939
                                                   ============    ============

           See accompanying notes to consolidated financial statements
                                      F-4



                                                 ELEPHANT TALK COMMUNICATIONS, INC.
                                                          AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                                                                                            Total
                                                               Common Shares                       Other     Accumu-    Shareholders
                                            Common        Issued, not outstanding      Note   Comprehensive   lated        Equity
            Description                Shares     Amount    Shares       Amount     Receivable     Loss      Deficit      (Deficit)
---------------------------------- ---------- ---------- -----------  -----------  -----------  ---------  -----------  -----------
Balance, December 31, 2001         30,000,000 $5,074,128         -       $    -    $(1,250,000) $(256,056) $(2,865,096) $   702,976


Recapitalization on reverse
    acquisition                     4,626,899     10,835         -            -            -          -            -         10,835
                                   ---------- ---------- -----------  -----------  -----------  ---------  -----------  -----------

Balance - Jan 4, 2002 after
    recapitalization               34,626,899  5,084,963         -            -     (1,250,000)  (256,056)  (2,865,096)     713,811


Interest on note receivable               -          -           -            -       (137,500)       -            -       (137,500)

Issuance of common stock for
    services                        1,810,000    579,200         -            -            -          -            -        579,200

Issuance of fractional shares           1,311        -           -            -            -          -            -            -

Issuance of shares in lieu of
    spin-off                        5,000,000    320,000         -            -            -          -            -        320,000

Other comprehensive loss                  -          -           -            -            -     (297,131)         -       (297,131)

Net loss                                  -          -           -            -            -          -     (2,080,069)  (2,080,069)
                                   ---------- ---------- -----------  -----------  -----------  ---------  -----------  -----------
Balance, December 31, 2002         41,438,210  5,984,163         -            -     (1,387,500)  (553,187)  (4,945,165)    (901,689)


Receipt of company shares as part
   of settlement with Hartcourt           -          -    17,895,572  (1,288,482)         -      553,187          -       (735,295)

Settlement with Hartcourt                 -          -           -            -      1,387,500        -            -      1,387,500

Shares issued to directors for fees   624,172     70,000         -            -            -          -            -         70,000

Shares issued to officers for
   salaries                         2,818,675    342,000         -            -            -          -            -        342,000

Shares issued to vendors for
   settlement of debt               6,259,415  1,635,448         -            -            -          -            -      1,635,448

Shares issued to consultants for
   services                           360,000    108,200         -            -            -          -            -        108,200

Shares issued to employees as bonus   367,242     35,000         -            -            -          -            -         35,000

Other comprehensive loss                  -          -           -            -            -       (1,531)         -         (1,531)

Net Loss                                  -          -           -            -            -          -     (3,844,283)  (3,844,283)
                                   ---------- ---------- -----------  -----------  -----------  ---------  -----------  -----------

Balance - December 31, 2003        51,867,714 $8,174,811  17,895,572 $(1,288,482)  $      -    $  (1,531)  $(8,789,448) $(1,904,650)
                                   ========== ========== ===========  ===========  ===========  =========  ===========  ===========














           See accompanying notes to consolidated financial statements
                                      F-5

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                          2003           2002
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                       $(3,844,283)   $(2,064,803)
      Adjustments to reconcile net loss to net
           cash provided by (used in)
      operating activities:
      Depreciation and amortization                      265,841        487,685
      Issuance of stock for compensation                 447,000        579,200
      Issuance of stock for consulting services          108,200            -
      Issuance of stock in lieu of spin-off                  -          320,000
      Impairment of property and equipment               250,000        239,922
      Impairment of investments                          117,291            -
      Equity in loss of unconsolidated affiliate          32,825          3,356
      Provision for doubtful accounts                    400,000        308,075
      Decrease in accounts receivable                    327,470        299,827
      Decrease in prepaid expenses, deposits and
           other assets                                   17,542        247,687
      Increase (Decrease) in accounts payable and
           customer deposits                             575,424     (1,205,335)
      Increase (Decrease) in deferred revenue             82,602       (115,063)
      Increase in accrued expenses and other payable     105,167        559,296
      Increase in cash overdraft                         381,153        134,887
                                                     -----------    -----------
           Net cash used in operating activities        (733,768)      (205,266)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                 (67,825)       (15,538)
      Investment in unconsolidated affiliate              13,626        (23,866)
                                                     -----------    -----------
           Net cash used in investing activities         (54,199)       (39,404)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease of factor payable                        (198,205)           -
      Payment on capital leases                          (30,434)       (68,786)
      Proceeds from related parties                    1,019,355        300,415
                                                     -----------    -----------
           Net cash provided by financing activities     790,716        231,629
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH                            2,749        (13,041)
CASH, BEGINNING OF THE YEAR                                5,533         18,574
                                                     -----------    -----------
CASH, END OF THE YEAR                                $     8,282    $     5,533
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest               $    30,435    $   125,019

Cash paid during the year for income taxes           $       800    $     1,600


           See accompanying notes to consolidated financial statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

     (A) Organization and Nature of Operations

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

     (C) Cash and Cash Equivalents

     For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

     (D) Foreign Currency Translation

     The functional currency was the Hong Kong Dollar for the years ended December 31, 2003 and 2002. The December 31, 2003 and 2002 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder's equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

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

     (H) Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ('Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (I) Revenue Recognition, Cost of Revenue and Deferred Revenue

     The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes sales from telecommunications services as services are provided. The Company recognizes revenue from prepaid calling cards as the services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Cost of revenue includes the cost of capacity associated with the revenue recognized within the corresponding time period.

     Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue on the performance of services. Deferred revenue amounted to $161,539 as of December 31, 2003.

     (J) Basic and Diluted Net Loss Per Share

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

     (K) Long-Lived Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company recorded an impairment of property and equipment of $250,000 and $239,922 for the years ended December 31, 2003 and 2002, respectively.

     (L) Fair Value of Financial Instruments

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

     (O) Stock-based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

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


     (S) New Accounting Pronouncements

     On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments
     b) Financial  instruments to repurchase an entity's own equity  instruments
     c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

     In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

     (T) Principles of Consolidation

     The accompanying consolidated financial statements for the years ended December 31, 2003 and 2002 include the accounts of Elephant Talk Communications, Inc., its 100% wholly-owned subsidiary Elephant Talk Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

     (U) Supplemental Disclosure of Non-cash Investing and Financing Activities

     The cash flow statements do not include the following non-cash investing and financing activities. In 2003, the Company issued 624,172 common shares to directors as fees for attending board meetings, valued at $70,000; 2,818,675 common shares valued at $342,000 to officers as compensation; 367,242 common shares valued at $35,000 as bonus to employees; 360,000 common shares valued at $108,200 for consulting and advisory services; and 6,259,415 common shares to certain vendors valued at $1,635,448 in settlement of debt of Elephant Talk Ltd.

     In 2002, the Company issued 1,810,000 shares of common stock against the consulting and advisory services amounting $579,200.

NOTE 2   MARKETABLE SECURITIES

     The Company's securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

     Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2003, the Company determined that the investment in marketable securities was at zero value based upon the fair value of the marketable securities on December 31, 2003. The Company determined the decline in value of the marketable securities was permanent and therefore, recorded an impairment on investments amounting to $10,835.


NOTE 3   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31 consisted of the following:

                                                                2003
                                                         ------------------

     Accounts receivable                                $           176,192
     Less allowance for doubtful accounts                           (20,000)
                                                         ------------------
                                                        $           156,192
                                                         ==================

     For the years ended December 31, 2003 and 2002, the Company recorded a provision for doubtful accounts of $20,000 and $33,722, respectively in its statement of operations.

NOTE 4   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2003 consisted of the following:

                                                                2003
                                                         ------------------

     Office and computer equipment                      $         3,924,440
     Equipment under capital lease                                  213,977
     Leasehold improvement                                            6,410
     Furniture and fixtures                                          91,649
     Less accumulated depreciation and amortization              (4,032,711)
                                                         ------------------
                                                        $           203,765
                                                         ==================

     Depreciation and amortization expense for the year ended December 31, 2003 and 2002 was $265,841 and $487,685, respectively.

NOTE 5   INVESTMENT IN AFFILIATE

     The investment held by the Company consists of a 35.42% ownership interest in ETNS Singapore Pte, Ltd. The investment is accounted for on the equity method. Pertinent financial information for ETNS Singapore, Pte, Ltd. as of December 31, 2003 is as follows:

       ------------------------------------ --- ------------- --- --------------
       Balance Sheet:
       ------------------------------------ --- ------------- --- --------------
              Assets                                           $        639,690
       ------------------------------------ --- ------------- --- --------------
              Liabilities                                               (54,120)
       ------------------------------------ --- ------------- --- --------------
              Equity                                                    585,570
       ------------------------------------ --- ------------- --- --------------
              Company's ownership                                         35.42%
       ------------------------------------ --- ------------- --- --------------
              Inventment on equity basis                                207,409
       ------------------------------------ --- ------------- --- --------------
              Impairment of investment                                 (106,456)
       ------------------------------------ --- ------------- --- --------------
              Value of equity investment                       $        100,953
                                                                     ===========
              on December 31, 2003
       ------------------------------------ --- ------------- --- --------------

       ------------------------------------ --- ------------- --- --------------

       ------------------------------------ --- ------------- --- --------------
       Income Statement
       ------------------------------------ --- ------------- --- --------------
              Revenues                       $     2,645,950
       ------------------------------------ --- ------------- --- --------------
              Expenses                             2,738,623
       ------------------------------------ --- ------------- --- --------------
              Net Loss                              (92,673)
       ------------------------------------ --- ------------- --- --------------
                                                      35.42%
       ------------------------------------ --- ------------- --- --------------
       Company's share of net loss           $      (32,825)

       ------------------------------------ --- ------------- --- --------------

     In May 2000, the Company acquired a 64.9% interest in ETNS Singapore Pte, Ltd. for $147,760. In October 2000, the Company's interest decrease from 64.9% to 42.9% due to the sale of additional shares of stock to unrelated parties and was further reduced in 2001 to 39% and 35.42% in 2003 due to the sale of additional shares of stock to unrelated parties. The Company did not record any goodwill as a result of the original investment or any additional investments since the date of acquisition. The Company's share of loss for 2003 was $32,825 compared to a loss of $3,356 in 2002. On December 31, 2003, the Company recorded an impairment of the investment based upon future realization of the investment for cash amounting to $100,953 resulting in the impairment of $106,456 in the year ended December 31, 2003.

NOTE 6   DUE FROM RELATED PARTIES

     During 2003, the Company advanced funds to entities that officers and/or shareholders have an ownership interest in. The balances as of December 31, 2003 are:

                                                                       2003
                                                                ----------------

     Due from ET Network Services, Ltd.                        $     409,931

     Due from entity related to a director and shareholder             5,682

     Due from entities related to shareholders                       137,735
                                                                ----------------

                                                               $     553,348
                                                                ================

     The amounts are due on demand, unsecured and carry interest at the rate of six percent (6%) per year. Total interest income from the related parties amounted to $57,000 and $102,039 for the years ended December 31, 2003 and 2002. The Company provided an allowance for doubtful accounts of $400,000 and $240,000 on amounts due from entities related to certain officers, directors and shareholders at December 31, 2003 and 2002.

NOTE 7   NOTE PAYABLE

     The Company entered into three term loan agreements for  notes  payable of:
       (i) $282,051, due on January 16, 2005. Interest is charged on the outstanding balance at the Bank's prime interest rate.
       (ii) $200,000, due on December 24, 2011, requiring payments of monthly installments of $2,677 with interest at 1.5% above the Bank's prime rate.
       (iii) $408,975, due on December 24, 2006, requiring payments of monthly Installments of $12,535 with interest at 1.5% above the Bank' prime rate.

     The Company has a standby line of credit for $591,026 with a bank in Hong Kong, which is personally guaranteed by four of the Company's shareholders. The standby line of credit is utilized by the Company for security purposes as well as for the working capital requirements of the Company and its affiliates. At December 31, 2003, the total utilized balance of the standby line of credit was $279,705 of which the balance receivable from a related party was $129,829. The Company has an outstanding receivable of $409,931 from the same related party at December 31, 2003. The standby line of credit will expire on January 16, 2005.

NOTE 8   DUE TO RELATED PARTIES

     During 2003, the Company received advances from entities that certain officers and/or shareholders have an ownership interest. The balances as of December 31, 2003 are:

                                                                    2003
                                                             ------------------

     Due to entities related to certain officers,
     directors and shareholders                             $           157,409

     Due to directors                                                    12,875

                                                             ------------------

                                                            $           170,284
                                                             ==================

     The amount due to entities related to certain officers, directors and shareholders is due on demand, unsecured and carry interest at the rate of six percent (6%) per year. Total interest expense from the related parties amounted to $10,200 and $86,773 for the years ended December 31, 2003 and 2002, respectively.

NOTE 9   STOCKHOLDERS' DEFICIENCY

     Common Stock

     The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 51,867,714 shares issued and outstanding. The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

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

     The Company has an employee benefit plan (see Note 14). On January 17, 2001, a total of 1,700,000 common shares were granted and issued to the former President and Chief Executive Officer. These shares are restricted and are valued at $0.005 per share, for a total consideration of $8,500.

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

     During 2003, the Company issued 367,242 common shares to certain key employees as bonus. The Company recorded a value of the shares at $35,000 in the accompanying financial statements. During 2003, the Company also issued 360,000 common shares to consultants for providing consulting and advisory services. The Company recorded a value of the shares at $108,200 in the accompanying financial statements. The shares were valued at the average market price of five days trading before and after the date of issuance.

     During 2003, the Company issued 6,259,415 shares to certain vendors in settlement of their debts amounting to $1,635,448. The shares were valued at the average market price of five days trading before and after the date of issuance.

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

     (A) Stock Issued for Services

     During 2003 and 2002, the Company issued 3,442,847 and 1,810,000 common shares for services to officers and directors valued for financial accounting purposes based upon the then most recent cash offering price. Accordingly, compensation expense of $412,000 and $579,200 was recognized in 2003 and 2002, respectively.

     (B) Stock Issued for settlement of Debt

     During 2003, the Company issued 6,259,415 shares to certain vendors in settlement of their debts amounting to $1,635,448. The shares were valued at the average market price of five days trading before and after the date of issuance. The Company recorded a loss of $416,787 on settlement of debt.

NOTE 10  RELATED PARTY TRANSACTIONS

(A)      Elephant Talk, Inc.

     During 2003 and 2002, the Company provided calling capacity and paid commissions on prepaid calling card sales with a company related to certain officers, directors and shareholders.
                                               2003                   2002
                                        ------------------     -----------------

     Capacity costs (included in
     cost of revenue)                  $           123,823    $        3,470,851
                                        ==================     =================

     Commissions paid (included
     in operating expenses)            $                 -    $           73,419
                                        ==================     =================

     (B) ET Network Services, Ltd.

     During 2003 and 2002, the Company  provided  management and  administrative
     services  to  a  company  related  to  certain   officers,   directors  and
     shareholders. The total amount of services during 2003 and 2002 were $22,031 and $89,894, respectively.

     During 2003 and 2002, the Company was provided management and administrative services from a company related to certain officers, directors and shareholders. The total amount of services during 2003 and 2002 were $181,199 and $429,028, respectively.

     (C) Well Gear Inc.

     During 2003, the Company received income and incurred carrier charges from a company related to certain officers, directors and shareholder. The total amount of income received was $14,170 and carrier charges incurred was $20,229.

NOTE 11  COMMITMENTS AND CONTINGENCIES

     (A) Operating Leases

     The Company leases its corporate office space under a month to month operating lease. Monthly rental expense under the lease is $331 per month. Rent expense under operating leases for the years ended December 31, 2003 and 2002 was $3,918 and $33,538, respectively.

     (B) Capital Lease Agreements

     Capital leases are summarized as follows at December 31:

                                               2003                  2002
                                        -----------------     -----------------
     Office equipment, 9.07% interest
       per annum, secured by equipment $                -    $            2,258

     Communications equipment, secured
       by equipment                                14,018                15,856

     Communications equipment, 11.57%
       interest per annum, secured by
       communications equipment                         -                26,338
                                        -----------------     -----------------
                                                   14,018                44,452
         Less: current portion                    (14,018)              (44,452)
                                        -----------------     -----------------
                                       $                -    $                -
                                        =================     =================

     Future minimum lease payments under capital leases are as follows at December 31, 2003:

            2004                                        $           14,018
                                                           -----------------
            Total lease payments                                    14,018
            Less: interest                                               -
                                                           -----------------
                 Total                                  $           14,018
                                                           =================


NOTE 12  INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2003 and 2002 is summarized as follows:

                                               2003                2002
                                         ---------------     ----------------
     Current:
       Federal                           $    (1,190,000)    $       (707,200)
       State                                    (210,000)            (124,800)
     Deferred taxes                            1,399,200              833,600
                                         ===============     ================
     Income tax expense                  $           800     $          1,600
                                         ===============     ================

     The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                        December 31,            December 31,
                                           2003                     2002
                                      ----------------        -----------------

     Tax expense (credit) at
       statutory rate-federal                  (34%)                     (34%)
     State tax expense net of federal tax       (6%)                      (6%)
     Permanent differences                       -                         1%
     Valuation allowance                        40%                       39%
                                      -----------------       -----------------

     Tax expense at actual rate                  -                         -
                                      =================       =================

     The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

       Deferred tax assets:
       Net operating loss carry forward                       $     2,680,000
                                                              -----------------
          Total gross deferred tax assets                           2,680,000
       Less valuation allowance                                    (2,680,000)
                                                              -----------------
       Net deferred tax assets                                $             -
                                                              =================

     At December 31, 2003, the Company had net operating loss carry forwards of approximately $6,700,000 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2017.

     The net change in the valuation allowance during the year ended December 31, 2003 and 2002 was an increase of $1,400,000 and $349,000, respectively.


NOTE 13  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     During 2003 and 2002, the Company received 42% and 71.9% of its revenue from three customers. The Company had accounts receivable due from these three customers in 2003 and 2002 of $12,071 and $117,070 respectively.

     During 2003 and 2002, the Company purchased 10% and 39% of its calling capacity from one supplier.

NOTE 14  EMPLOYEE BENEFIT PLAN

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

     On January 17, 2001, the Company granted and issued 1,700,000 common shares at a price of $0.005 per share for a total consideration of $8,500. The Company did not grant any options under the Plan as of December 31, 2003. Under the Plan 2,300,000 shares of common stock remain available for grant at December 31, 2003. On April 11, 2002, the Company granted options to a consultant to acquire 2,000,000 shares of the Company's Common Stock at the exercise price of $0.32 per share. The options had an expiry date of April 11, 2003. The options were to be vested subject to performance of consulting and advisory services. The parties mutually agreed to terminate the consulting and advisory agreement and option agreement in December 2002.

NOTE 15  GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $8,389,448 at December 31, 2003 which includes net losses of $3.844,283 (A) Stock Issued for Services and $2,064,803 for the years ended December 31, 2003 and 2002, respectively. The Company's total liabilities exceed its total assets by $1,904,650. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 16  SUBSEQUENT EVENTS

     Sale of equity interest in ETNS Singapore - On February 18, 2004, the Company's wholly-owned subsidiary Elephant Talk Ltd. sold all of its 35.42% equity interest in ETNS Singapore for $100,953. Based upon the realizable value of the investment, the Company recorded its equity investment in ETNS Singapore at $100,953 which resulted in impairment of $106,456.

     Sale of Shares to an accredited investor - On March 1, 2004, the Company entered into a Stock Sale Agreement with an investor who agreed to purchase 2,000,000 restricted (Rule 144 one year restriction) for a consideration of $300,000. The restricted common shares were issued on March 3, 2004 and the Company received $300,000.

     On March 30, 2004, the Company issued 2,152,778 restricted (Rule 144 one year restriction) common shares valued at $358,228 to entities related to certain officers, directors and shareholders in partial settlement of their debt owed by the Company's wholly-owned subsidiary Elephant Talk Ltd.