Form 10QSB
period 2004-03-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2004-05-17
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

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

As of May 12, 2004, Elephant Talk Communications, Inc. had 46,879,220 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                       Yes [  ]                No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2004
                                                                          Page
                                                                          ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet at March 31, 2004 (Unaudited)             3

        Consolidated Statements of Operations for the Three Months
        ended March 31, 2004 and 2003 (Unaudited)                            4

        Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 2004 and 2003 (Unaudited)                            5


        Notes to the Consolidated Financial Statements (Unaudited)           6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 11

Item 3. Controls and Procedures                                             14


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   16

Item 2. Changes in Securities                                               16

Item 3. Defaults upon Senior Securities                                     16

Item 4. Submission of Matters to Vote of Security Holders                   16

Item 5. Other Information                                                   16

Item 6. Exhibits and Reports on Form 8-K                                    16

Signatures and Certifications                                               17

Exhibit 99.1 Certification pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002                                     22

                       ELEPHANT TALK COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $   101,274
  Accounts receivable, net                                          184,027
  Prepaid expenses and other current assets                          63,124
                                                                -----------
         Total Current Assets                                       348,425
                                                                -----------

PROPERTY AND EQUIPMENT - NET                                        137,216
                                                                -----------

TOTAL ASSETS                                                    $   485,641
                                                                ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Overdraft                                                     $   209,348
  Accounts payable and customer deposits                            423,646
  Deferred revenue                                                   80,631
  Accrued expenses and other payable                                 69,857
  Capital lease liability - current                                  14,018
  Due to related parties                                            105,358
                                                                -----------
        Total Current Liabilities                                   902,858
                                                                -----------
LONG-TERM LIABILITIES
  Note payable                                                      875,933
                                                                -----------
TOTAL LIABILITIES                                                 1,778,791
                                                                -----------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock Class B, no par value, 5,000,000
  shares authorized, none issued and outstanding                          -
Common stock, no par value, 250,000,000 shares authorized,
  39,359,220 issued and outstanding                               7,942,136
Accumulated comprehensive loss                                       (2,342)
Accumulated deficit                                              (9,232,944)
                                                                -----------
        Total Stockholders' Deficiency                           (1,293,150)
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $   485,641
                                                                ===========


           See accompanying notes to consolidated financial statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                                                         2004          2003
                                                    ------------- -------------

REVENUES, NET                                       $    179,867  $    376,150

COST OF REVENUE                                          115,819       366,814
                                                    ------------  ------------
GROSS PROFIT                                              64,048         9,336
                                                    ------------  ------------
OPERATING EXPENSES
  Selling, general and administrative                    657,312       247,927
  Depreciation and amortization                           66,549        63,094
                                                    ------------  ------------
         Total Operating Expenses                        723,861       311,021
                                                    ------------  ------------
LOSS FROM OPERATIONS                                    (659,813)     (301,685)

OTHER INCOME (EXPENSE)
  Interest expense                                       (10,538)      (15,958)
  Equity in loss of unconsolidated affiliate                   -       (18,226)
  Loss on settlement with Hartcourt                            -      (270,613)
  Gain on settlement of vendor payables                  227,655             -
                                                    ------------  ------------
         Total Other Income (Expense)                    217,117      (304,797)
                                                    ------------  ------------
LOSS BEFORE INCOME TAXES                                (442,696)     (606,482)
                                                    ------------  ------------

Income taxes                                                 800           800
                                                    ------------  ------------
NET LOSS                                            $   (443,496) $   (607,282)
                                                    ------------  ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)                  (811)           49
                                                    ------------  ------------
                                                            (811)           49
                                                    ------------  ------------
COMPREHENSIVE LOSS                                  $   (444,307) $   (607,233)

                                                    ============  ============
Net loss per common share and equivalents -
  basic and diluted                                 $      (0.01) $      (0.02)
                                                    ============  ============
Weighted average shares outstanding during the
  period - basic and diluted                          52,423,907    24,544,311
                                                    ============  ============





           See accompanying notes to consolidated financial statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                                                          2004         2003
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (443,496) $  (607,282)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation and amortization                            66,549       63,094
  Issuance of stock for compensation and services         110,500       50,000
  Issuance of stock for consulting services               128,640            -
  Provision for uncollectible amounts                     285,283            -
  Loss on settlement with Hartcourt                             -      270,613
  Equity in loss of unconsolidated affiliate                    -       18,226
  (Increase) Decrease in accounts receivable              (27,835)      89,504
  Decrease in prepaid expenses, deposits and other assets  45,788      109,606
  Increase (Decrease) in cash overdraft                  (339,857)       1,071
  Decrease in accounts payable and customer deposits      (57,498)     (44,630)
  Decrease in accrued expenses and other payable         (182,362)           -
  Increase (Decrease) in deferred revenue                 (80,908)      26,810
                                                      -----------  -----------
     Net cash used in operating activities               (495,196)     (22,988)
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            -       (7,928)
  Proceeds from sale of investment in
       unconsolidated affiliate                           100,953            -
                                                      -----------  -----------
     Net cash provided by (used in) investing activities  100,953       (7,928)
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related parties, net                      203,139       49,357
  Proceeds from sale of shares                            300,000            -
  Payments of notes payable                               (15,093)           -
  Payments on capital leases                                    -      (18,437)
                                                      -----------  -----------
     Net cash provided by financing activities            488,046       30,920
                                                      -----------  -----------

EFFECT OF EXCHANGE RATES ON CASH                             (811)           -
                                                      -----------  -----------
NET INCREASE IN CASH                                       92,992            4

CASH, BEGINNING OF THE YEAR                                 8,282        5,533
                                                      -----------  -----------
CASH, END OF THE YEAR                                 $   101,274  $     5,537
                                                      ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest                $    10,538  $    15,958

Cash paid during the year for income taxes            $       800  $       800

           See accompanying notes to consolidated financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

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

NOTE 2:  Basis of Presentation
         ---------------------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2003 Form 10-KSB.

         The audited  consolidated  financial  statements of the Company for the year ended December 31, 2003 were filed on April 15, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation has been included.

         The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the entire year. Certain 2003 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3:  Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements for the three months ended March 31, 2004 included the accounts of Elephant Talk Communications, Inc. and its 100% wholly owned subsidiary Elephant Talk Limited. The consolidated financial statements for the same period in 2003 included the accounts of Elephant Talk Communications, Inc., its 100% wholly owned subsidiary Elephant Talk Limited and its 35.42% equity investment in ETNS Singapore Pte, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation. The merger with Elephant Talk Limited has been accounted for as a purchase and treated as a reverse acquisition since the former shareholders of Elephant Talk Limited control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on January 4, 2002.

NOTE 4:  Use of Estimates
         ----------------
         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 5:  Supplemental Disclosure of Cash Flows
         -------------------------------------
         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The cash flow statements do not include the following non-cash investing and financing activities:

         During the three months ended March 31, 2004, the Company issued 554,307 common shares valued at $110,500 as compensation to directors for salaries and fees for attending Board meetings. The Company issued 644,005 common shares valued at $154,561 to certain directors and related parties as settlement of their debts to the Company, and 2,188,773 common shares valued at $490,746 to consultants for providing consulting services and vendors for settlement of their debts.

NOTE 6:  Recent Pronouncements
         ---------------------
         On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

NOTE 7:  Sale of Equity Interest in ETNS Singapore Pte, Ltd.
         ---------------------------------------------------
         On February 18, 2004, the Company's wholly owned subsidiary Elephant Talk Limited completed the sale of all of its 35.42% equity interest in ETNS Singapore Pte, Ltd. for a cash consideration of $100,953. The Company did not record any gain or loss from the sale of its equity investment during the three months ended March 31, 2004.

NOTE 8:  Related Party Transactions
         --------------------------
         The Company has advanced funds amounting to $685,283 to entities that the Company's officers and/or shareholders have an ownership interest in. The Company has provided a reserve for uncollectible funds amounting to $685,283 for such funds advanced as of March 31, 2004.

         The Company has a standby line of credit for $591,026 with a bank in Hong Kong which expires on January 16, 2005 and is personally guaranteed by four of the Company's shareholders. The Company utilizes the standby line of credit for security purposes and short-term working capital requirements of the Company and its affiliates. The Company's affiliate had signed a promissory note of $408,975, fully guaranteed by the Company, requiring monthly installments of $12,535 and due in on December 24, 2006. The affiliate has defaulted on the promissory note, and, therefore, the Company has the obligation to pay the promissory note in full. The Company has provided a full allowance for such uncollectible funds in the accompanying financial statements at March 31, 2004. (See Note 5 and Note 9).

NOTE 9:  Stockholders' Equity
         --------------------
         Stock Split: As a condition precedent to the merger, Staruni Corporation authorized a reverse stock split of their common shares pursuant to which for every ten (10) shares of the issued and outstanding common shares were exchanged for one (1) common share. On January 22, 2002, the Company effected a one (1) for ten (10) reverse stock split of its outstanding common stock. This reduced the number of shares outstanding from 34,626,899 shares to 3,464,000 shares after having 1,311 partial shares redeemed. The basic and diluted net loss per share per these financial statements has been restated to retroactively effect the reverse stock split.

         Issuance of common stock: During the three months ended March 31, 2004, the Company issued 554,307 common shares valued at $110,500 as compensation to directors for salaries and fees for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month starting January 1, 2004. The Company issued 644,005 common shares valued at $154,561 to certain directors and related parties as settlement of their debts to the Company, and 2,188,773 common shares valued at $490,746 to consultants and vendors for settlement of their debts. The common shares were valued at the 10 days average market closing price from the date of issuance.

         The Company issued 2,000,000 restricted (under Rule 144 one year restriction) common shares under a stock sale agreement to an accredited investor under a private placement for a consideration of $300,000.

         Pursuant to the terms of the Spin-Off Agreement with The Hartcourt Companies, Inc. ("Hartcourt"), on September 25, 2002, the Company issued 5,000,000 restricted common shares to Hartcourt valued at $320,000 based on the market value on the date of issue. On January 4, 2003, the Company received from Hartcourt 17,895,579 of its common shares held by Hartcourt pursuant to the finalization of the terms of the Spin-Off Agreement. Upon consummation of the transaction on January 4, 2003, the Company recorded its 17,895,579 common shares as shares authorized but unissued shares valued at $1,288,482. As a part of the settlement, the Company settled a note receivable including accrued interest thereon, of $1,387,500 and a note payable of $349,000. The Company also returned 1,000,000 shares of common stock of Hartcourt it was holding, valued at $60,0000 to Hartcourt and assumed a loan of $140,595 from a third party. As a result of the completion of the spin-off agreement with Hartcourt that completed on January 4, 2003, the Company recorded a loss of $270,613 as loss on settlement. On March 30, 2004, the Company cancelled 17,895,579 of its common shares valued at $1,288,482 that was received as part of the settlement with Hartcourt.

NOTE 10: Basic and Diluted Net Loss Per Share
         ------------------------------------
         Basic and diluted net loss per share for the three months ended March 31, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 11: Going Concern
         -------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $9,232,944 including a net loss of $443,496 for the three months ended March 31, 2004. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2004 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) settlement of vendors debt by issuance of common shares.

NOTE 12: Subsequent Events
         -----------------
         On April 5, 2004, the Company issued 5,100,000 restricted common shares, valued at approximately $2,550,000, to third parties as its earnest deposit towards its proposed investment in a potential target company. On April 25, 2004, the Company issued 2,420,000 restricted common shares to certain consultants for advisory fees, valued at $421,800.

PART 1

ITEM 2   Management Discussion and Analysis or Plan of Operation

         Elephant Talk Communications, Inc. is a facility based international long distance carrier offering highly reliable and competitively priced services on the wholesale market. The Company provides services to first-tier local and international telecommunications carriers, enabling those carriers and other service providers to offer voice and fax services to their end-customers. The operations include international long distance on both sides of the Pacific, serving over 20 foreign countries through an advanced and flexible network. The Company has been expanding its foothold in Asia with more profitable routes and the development of value-added services, such as PC-to-Phone service, voice over Internet protocol (VoIP), Short messaging service
         (SMS). The Company is actively pursuing new sales channels for the higher-margin prepaid calling card market, expanding from the U.S. to several countries in South East Asia.

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

         Elephant Talk Limited:
         ---------------------

         Established in late 1994, Elephant Talk Limited is located and operated in Hong Kong, and owned switching facilities in China, Hong Kong, United States of America, Taiwan and Singapore, which now are own by the Company as a result of the merger. ETCI utilizes both IP and circuit switched technologies over a common platform, and provides international long distance services in wholesale market principally to carriers; prepaid and post paid phone cards; and other value added services

         Elephant Talk Limited's customers include some of the largest first and second tier telecommunications carriers in the U.S. and several carriers in South East Asia, including two of the four fixed network operators in Hong Kong. Since its establishment, Elephant Talk Limited expanded its network by installing more switches and hubs internationally. Because of this, Elephant Talk Limited has secured termination options outside Asia by entering into international operating agreements with foreign-based telecommunications carriers, including AT&T Corporation, Global Crossing, Frontier Telecom Ltd. and MCI WorldCom Inc.

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

         Results of Operations: The results of operations of the Company for the three months ended March 31, 2004 consisted of the operations of ETCI and its wholly owned subsidiary Elephant Talk Limited. The results of operations for the three months ended March 31, 2003 consisted of the operations of ETCI, its wholly owned subsidiary Elephant Talk Limited, and a 35.42% equity investment in ETNS Singapore Pte, Ltd.

         Revenues and Cost of revenues: The Company reported revenues of $179,867 during the three months ended March 31, 2004 compared to $376,150 for the same period in 2003. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in the US, Europe, China, Indonesia, New Zealand and Hong Kong. The major component in decline during current year comes from price compression for long distance business voice services and a loss of a number of key customers. The Company's international business continues to experience significant price pressure on its products. The sales decline was also a result of SARS in Hong Kong in 2003 when new customers acquisition campaigns were postponed. The wholesale market continued to be extremely price competitive, and this, in addition to bankruptcies in some customers and industry players, a reduction in circuits connected to customers related to their internal network consolidation, contributed to the quarter-over-quarter decrease. Wholesale revenues during 2004 were also impacted by continuous proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as the Company shifted its focus from revenue growth to cash generation.

         Part of the Company's revenue reduction is attributable to a strategic decision on the Company's part to de-emphasize certain services with longer settlement terms (such as certain wholesale customers and most retail post-paid customers). Partially offsetting the items contributing to the decrease in total revenue was the introduction of eTalk - a PC to phone service offered in China through pre-paid call arrangements, which saw a slight revenue increase in the quarter and is expected to be more significant in future quarters from the introduction of chat-line services.

         Cost of revenue was $115,819 for the three months ended March 31, 2004 compared to $366,814 for the same period in 2003. Cost of revenues included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold. Gross margin for the three months ended March 31, 2004 increased to 36% compared to 2.5% for the same period in 2003. It was due to the change in the revenue mix for the services provided to the customers as well as the direct result of the pricing pressure in the telecom markets without adequate volume offsets. The unexpired fixed facility contracts had adversely impacted our cost since we accounted for facility lines not used through our re-focus, the impact would be on a short term basis as most of such contracts expired in 2003. Although our mix improved towards a preferred blend of pre-paid mode versus post-paid mode, our international business continues to experience significant pricing pressure on its products. Both the local voice revenue and long-distance revenue decreases were significantly impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in Hong Kong and the world.

         Selling, general and administrative expenses (S,G&A): S,G&A expenses were $657,312 for the three months ended March 31, 2004 compared to $247,976 for the same period in 2003. S,G&A expenses as a percentage of revenues increased during the three months ended March 31, 2004 compared to the same period in 2003, primarily due to the Company's revenue base reduction by 52% and Company paying $128,640 in fees to consultants for identifying potential targets for acquisitions in VoIP and SMS business. The Company also provided for an allowance for uncollectible debt from an affiliate for $285,283 during the three months ended March 31, 2004 as the Company had guaranteed payments on a promissory note signed by the affiliate. Furthermore, the Company reduced its payroll and other expenses through right-sizing the organization. Depreciation expense was $66,549 for the three months ended March 31, 2004 compared to $63,094 for the same period in 2003.

         Other Income and Expenses: Due to the completion of spin-off with Hartcourt on January 4, 2003, the Company cancelled its promissory note and recorded a loss of $270,613 as part of the final settlement upon separation. The Company sold its equity investment in ETNS Singapore Pte, Ltd. in January 2004 and did not earn any income or loss during the three months ended March 31, 2004. The Company recorded a loss of $18,226 on its equity investment for the three months ended March 31, 2003. As a result of settlement of its debts with vendors, the company recorded a gain of $227,655 during the three months ended March 31, 2004. No such settlements were made during the three months ended March 31, 2003.

         Liquidity and Capital Resources: The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers to fund the internal operations. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include necessary cash. The issuance of additional common stock will result in dilution of our existing shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. No assurance can be given, however, that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements needed to implement its business strategies. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company's ability as a going concern.

         The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

         Operating activities: Net cash used in operating activities during the three month period amounted to $495,196 primarily due to the decrease in prepaid expenses and carrier deposits of $45,788, increase in accounts receivable of $27,835, decrease in cash overdraft of $339,857, and decrease in accounts payable, accrued expenses and deferred revenues of $320,768. Additionally, ElephantTalk's current liabilities exceeded its current assets by $554,433 at March 31, 2004. These factors and ElephantTalk's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern.

         Investing activities. Net cash provided by investing activities during the three months ended March 31, 2004 was $100,953 due to sale of the Company's equity interest in ETNS Singapore Pte, Ltd.

         Financing activities. Net cash provided by financing activities during the three months ended March 31, 2004 was $488,046. During the three months ended March 31, 2004, the Company sold 2,000,000 restricted common shares to an accredited investor for $300,000, received $203,139 from related parties and made payments of $15,093 of notes payable.

         As a result of the above activities, the Company experienced a net increase in cash of $92,992 for the three months ended March 31, 2004. The ability of ElephantTalk to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above. Subsequent to March 31, 2004 and through May 12, 2004, the Company issued 5,100,000 restricted common shares, valued at approximately $2,550,000, to third parties as advance towards its proposed investment in potential target companies, and issued 2,420,000 restricted common shares to consultants for advisory fees, valued at $421,800.


PART 1

ITEM 3   Controls and Procedures

         Evaluation of disclosure controls and procedures: The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

         Changes in internal controls: Subsequent to the date of the above evaluation, the Company made no significant changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                                 MARCH 31, 2004

PART II

ITEM 1   Legal Proceedings

         None

ITEM 2   Changes in Securities

         During the three months ended March 31, 2004, the Company issued 554,307 common shares valued at $110,500 as compensation to directors for salaries and fees for attending Board meetings. The Company issued 644,005 common shares valued at $154,561 to certain directors and related parties as settlement of their debts to the Company, and 2,188,773 common shares valued at $490,746 to consultants for providing consulting services and vendors for settlement of their debts. The Company issued 2,000,000 restricted (under Rule 144 one year restriction) common shares under a stock sale agreement to an accredited investor under a private placement for a cash consideration of $300,000. In addition, the Company cancelled 17,895,579 common shares valued at $1,288,482 that was received as part of the settlement with Hartcourt.

ITEM 3   Defaults Upon Senior Securities


         Not applicable

ITEM 4   Submission of Matters to Vote of Securities Holders

         None

ITEM 5   Other Information

         None

ITEM 6   Exhibits and Reports on Form 8-K

         a) Exhibits
         None

         b) Reports on Form 8-K
         None

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                                 MARCH 31, 2004


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.




                                   Elephant Talk Communications, Inc.

Date:  May 14, 2004                By: /s/ Russelle Choi
                                   ---------------------------
                                   Russelle Choi
                                   President & Chief Executive Officer