Form 10QSB
period 2004-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2004-08-20
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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

As of August 11, 2004, Elephant Talk Communications, Inc. had 48,086,646 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                          Yes [ ]        No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                              Report on Form 10-QSB

                                For quarter ended
                                  June 30, 2004
                                                                          Page
PART 1  FINANCIAL INFORMATION                                             ----

Item 1. Financial Statements

        Consolidated Balance Sheets at June 30, 2004 (Unaudited)             3

        Consolidated Statements of Operations for the Three Months and
        Six Months ended June 30, 2004 and 2003 (Unaudited)                  4

        Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 2004 and 2003 (Unaudited)                             5

        Notes to the Consolidated Financial Statements (Unaudited)           7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 13

Item 3. Controls and Procedures                                             18


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   19

Item 2. Changes in Securities                                               19

Item 3. Defaults upon Senior Securities                                     19

Item 4. Submission of Matters to Vote of Security Holders                   19

Item 5. Other Information                                                   19

Item 6. Exhibits and Reports on Form 8-K                                    19

Signatures and Certifications                                               20

Exhibit 32.1 Certification pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

                       ELEPHANT TALK COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $       24,788
  Accounts receivable, net                                            140,309
  Prepaid expenses and other current assets                            95,908
                                                               --------------
         Total Current Assets                                         261,005
                                                               --------------
PROPERTY AND EQUIPMENT - NET                                          165,724

OTHER ASSETS
  Investment in New Times Navigation Limited                        4,273,900
                                                               --------------
TOTAL ASSETS                                                   $    4,700,629
                                                               ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Overdraft                                                    $      129,165
  Accounts payable and customer deposit                               355,564
  Deferred revenue                                                    133,776
  Accrued expenses and other payable                                   27,696
  Due to related parties                                              303,553
                                                               --------------
        Total Current Liabilities                                     949,754
                                                               --------------
LONG-TERM LIABILITIES
  Note payable                                                        860,693
  Convetible Notes payable                                          3,600,000
                                                               --------------
TOTAL LIABILITIES                                                   5,410,447
                                                               --------------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock Class B, no par value, 5,000,000 shares
  authorized, none issued and outstanding                                   -
Common stock, no par value, 250,000,000  shares authorized,
  47,827,555 issued  and outstanding                                9,261,752
Accumulated comprehensive loss, net                                    (6,023)
Accumulated deficit                                                (9,965,547)
                                                               --------------
        Total Stockholders' Deficiency                               (709,818)

                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $    4,700,629
                                                               ==============
                 The accompanying notes are an integral part of
                    these consolidated financial statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                            For the Three Months ended   For the Six Months ended
                                                      June 30,                    June 30,
                                                 2004         2003          2004           2003
                                            ------------- ------------- ------------- -------------
REVENUES, NET                               $    172,113  $    148,310  $    351,980  $    524,460

COST OF REVENUE                                  159,167        95,673       274,986       462,487
                                            ------------  ------------  ------------  ------------
GROSS PROFIT                                      12,946        52,637        76,994        61,973
                                            ------------  ------------  ------------  ------------
OPERATING EXPENSES
  Selling, general and administrative            747,618       516,194     1,404,930       764,072
  Depreciation and amortization                  (23,305)       63,448        43,244       126,542
                                            ------------  ------------  ------------  ------------
         Total Operating Expenses                724,313       579,642     1,448,174       890,614
                                            ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS                            (711,367)     (527,005)   (1,371,180)     (828,641)

OTHER INCOME (EXPENSE)
  Interest expense                                     -        (5,410)      (22,274)      (21,368)
  Equity in loss of unconsolidated affiliate      (9,500)      (14,773)       (9,500)      (32,999)
  Loss on settlement with Hartcourt              (11,736)            -             -      (270,613)
  Gain on settlement of vendor payables                -             -       227,655             -
  Other                                                -           389             -           389
                                            ------------  ------------  ------------  ------------
         Total Other Income (Expense)            (21,236)      (19,794)      195,881      (324,591)
                                            ------------  ------------  ------------  ------------
LOSS BEFORE INCOME TAXES                        (732,603)     (546,799)   (1,175,299)   (1,153,232)
                                            ------------  ------------  ------------  ------------
  Income taxes                                         -             -           800           800
                                            ------------  ------------  ------------  ------------
NET LOSS                                    $   (732,603) $   (546,799) $ (1,176,099) $ (1,154,032)
                                            ------------  ------------  ------------  ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)        (3,681)            -        (4,492)            -
                                            ------------  ------------  ------------  ------------
                                                  (3,681)            -        (4,492)            -
                                            ------------  ------------  ------------  ------------
COMPREHENSIVE LOSS                          $   (736,284) $   (546,799) $ (1,180,591) $ (1,154,032)
                                            ============  ============  ============  ============
Net loss per common share and equivalents -
basic and diluted                           $      (0.02) $      (0.02) $      (0.02) $      (0.05)
                                            ============  ============  ============  ============
Weighted average shares outstanding during
the period - basic and diluted                46,306,888    24,247,925    49,365,398    24,296,429
                                            ============  ============  ============  ============










                 The accompanying notes are an integral part of
                    these consolidated financial statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                        Six Months Ended
                                                 June 30, 2004   June 30, 2003
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $ (1,176,099)   $ (1,154,032)
  Adjustments to reconcile net loss to net
    cash used  in operating activities:
  Depreciation and amortization                        43,244         126,542
  Issuance of stock for compensation and
    services                                          875,356         158,200
  Provision for uncollectible amounts                 500,000               -
  Write-off of due from related party                       -         560,000
  Loss on settlement with Hartcourt                         -         270,613
  Equity in loss of unconsolidated affiliate            9,500          32,999
  Decrease in accounts receivable                      15,883         137,206
  Decrease in prepaid expenses, deposits and
    other assets                                       13,004         107,187
  Decrease in cash overdraft                         (420,040)        (11,020)
  Decrease in accounts payable and customer
    deposits                                         (125,581)       (657,054)
  Increase (Decrease) in accrued expenses and
    other payable                                    (224,522)        153,263
  Increase (Decrease) in deferred revenue             (27,763)         52,819
                                                 ------------    ------------
     Net cash used in operating activities           (517,018)       (223,277)
                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (5,203)         (7,349)
  Purchase of investments                                   -         (10,835)
  Proceeds from sale of investment in
    unconsolidated affiliate                          100,953               -
                                                 ------------    ------------
     Net cash provided by (used in)
       investing activities                            95,750         (18,184)
                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related parties, net                  186,617         302,733
  Proceeds from sale of shares                        300,000               -
  Payments of notes payable                           (30,333)              -
  Payments on capital leases                          (14,018)        (30,434)
                                                 ------------    ------------
     Net cash provided by financing
       activities                                     442,266         272,299
                                                 ------------    ------------
EFFECT OF EXCHANGE RATES ON CASH                       (4,492)              -
                                                 ------------    ------------





                 The accompanying notes are an integral part of
                    these consolidated financial statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (continued)

                                                        Six Months Ended
                                                 June 30, 2004   June 30, 2003
                                                 -------------   -------------
NET INCREASE IN CASH                                   16,506          30,838
CASH, BEGINNING OF THE YEAR                             8,282           5,533
                                                 ------------    ------------
CASH, END OF THE YEAR                            $     24,788    $     36,371
                                                 ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for interest           $     22,274    $     21,368

Cash paid during the year for income taxes       $        800    $        800





























                 The accompanying notes are an integral part of
                    these consolidated financial statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

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

         The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire year. Certain 2003 amounts have been reclassified to conform to current period presentation. These reclassifications  have no effect on  previously  reported  net  income
         (loss).

NOTE 3:  Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements for the three months and six months ended June 30, 2004 included the accounts of Elephant Talk Communications, Inc., its 100% wholly owned subsidiary Elephant Talk Limited and its 30% equity investment in New Times Navigations Limited. The consolidated financial statements for the same period in 2003 included the accounts of Elephant Talk Communications, Inc., its 100% wholly owned subsidiary Elephant Talk Limited and its 35.42% equity investment in ETNS Singapore Pte, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation. The merger with Elephant Talk Limited has been accounted for as a purchase and treated as a reverse acquisition since the former shareholders of Elephant Talk Limited control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on January 4, 2002.

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

         During the six months ended June 30, 2004, the Company issued 1,227,991 common shares valued at $221,000 as compensation to directors for salaries and fees for attending Board meetings. The Company issued 644,005 common shares valued at $154,561 to certain directors and related parties as settlement of their debts to the Company, and 4,883,424 common shares valued at $1,016,462 to consultants for providing consulting services and vendors for settlement of their debts.

NOTE 6:  Recent Pronouncements
         ---------------------
         On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations or cash flows.

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

NOTE 7:  Sale of Equity Interest in ETNS Singapore Pte, Ltd.
         ---------------------------------------------------
         On February 18, 2004, the Company's wholly owned subsidiary Elephant Talk Limited completed the sale of all of its 35.42% equity interest in ETNS Singapore Pte, Ltd. for a cash consideration of $100,953. The Company did not record any gain or loss from the sale of its equity investment during the six months ended June 30, 2004.

NOTE 8:  Investment in New Times Navigation Limited
         ------------------------------------------
         On May 24, 2004, the Company completed its purchase of 30% of all of the issued and outstanding shares of common stock of New Times Navigation Limited ("New Times") for a total consideration valued at $4,283,400 from four shareholders of Renren Holdings Limited, parent company of New Times ("Shareholders"). The purchase consideration was payable at the closing date of May 24, 2004 to the Shareholders as follows: $683,400 of the purchase consideration consisted of 5,100,000 restricted common shares valued at the five days average closing price on the date of closing, at $0.134 per common share, and $3,600,000 of the purchase consideration to be settled by issuance of unsecured Convertible Promissory Notes ("Promissory Notes") bearing 2.5% interest due in full on March 28, 2005. The redemption of the Promissory Notes is conditional upon the Company raising money from the public on or before March 28, 2005. Failing which, the Shareholders shall have the right to convert the Promissory Notes into Company's common shares at the agreed conversion price of $0.50 per common share.

         The Company's 30% interest in New Times is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings (losses) since acquisition. The Company's share of the loss was $9,500 from May 24, 2004 (date of acquisition) through June 30, 2004.

         A summary of unaudited financial statements of New Times as of June 30, 2004 is as follows:

                                                                   June 30, 2004
                                                                    -----------

      Current assets                                                $    87,436
      Non-current assets                                                860,417
                                                                    -----------
           Total Assets                                                 947,853
                                                                    ===========
      Current liabilities                                                     0
      Non-current liabilities                                         1,282,051
      Stockholder's deficit                                            (334,198)
                                                                    -----------
           Total Liabilities and Stockholders' Deficit              $   947,853
                                                                    ===========


      Statement of Operations - From May 24, 2004 (date of acquisition)
                                through June 30, 2004

      Revenues                                                      $         0
                                                                    -----------
      Operating expenses                                                 31,668
                                                                    -----------

      Net Loss                                                      $   (31,668)
                                                                    ===========

      Company's share of loss at 30%                                $    (9,500)
                                                                    ===========

      Investment in New Times - at cost,
                                at the date of acquisition          $ 4,283,400

      Share of loss in investment as of June 30, 2004                    (9,500)

      Investment in New Times - at cost on June 30, 2004            $ 4,273,900
                                                                    ===========

NOTE 9:  Related Party Transactions
         --------------------------
         The Company has advanced funds amounting to $446,520 to entities that the Company's officers and/or shareholders have an ownership interest in. The Company has provided a reserve for uncollectible funds amounting to $400,000 for such funds advanced as of June 30, 2004.

         The Company has a standby line of credit for $591,026 with a bank in Hong Kong which expires on January 16, 2005 and is personally guaranteed by four of the Company's shareholders. The Company utilizes the standby line of credit for security purposes and short-term working capital requirements of the Company and its affiliates. The Company's affiliate had signed a promissory note of $408,975, fully guaranteed by the Company, requiring monthly installments of $12,535 and due on December 24, 2006. The affiliate has defaulted on the promissory note, and, therefore, the Company has the obligation to pay the promissory note in full. The Company has provided a full allowance for such uncollectible funds in the accompanying financial statements at June 30, 2004.

NOTE 10: Stockholders' Equity
         --------------------
         Stock Split: As a condition precedent to the merger, Staruni Corporation authorized a reverse stock split of their common shares pursuant to which for every ten (10) shares of the issued and outstanding common shares were exchanged for one (1) common share. On January 22, 2002, the Company effected a one (1) for ten (10) reverse stock split of its outstanding common stock. This reduced the number of shares outstanding from 34,626,899 shares to 3,464,000 shares after having 1,311 partial shares redeemed. The basic and diluted net loss per share per these financial statements has been restated to retroactively effect the reverse stock split.

         Issuance of common stock: During the six months ended June 30, 2004, the Company issued 1,227,991 common shares valued at $221,000 as compensation to directors for salaries and fees for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month starting January 1, 2004. The Company issued 644,005 common shares valued at $154,561 to certain directors and related parties as settlement of their debts to the Company, and 4,883,424 common shares valued at $1,016,462 to consultants and vendors for settlement of their debts. The common shares were valued at the 10 days average market closing price from the date of issuance.

         On March 3, 2004, the Company issued 2,000,000 restricted (under Rule 144 one year restriction) common shares under a stock sale agreement to an accredited investor under a private placement for a consideration of $300,000. The Company also issued during the quarter 5,100,000 restricted common shares valued at $683,400 as consideration towards the purchase of 30% equity interest in New Times Navigation Limited (See Note 8).

         Pursuant to the terms of the Spin-Off Agreement with The Hartcourt Companies, Inc. ("Hartcourt"), on September 25, 2002, the Company issued 5,000,000 restricted common shares to Hartcourt valued at $320,000 based on the market value on the date of issue. On January 4, 2003, the Company received from Hartcourt 17,895,579 of its common shares held by Hartcourt pursuant to the finalization of the terms of the Spin-Off Agreement. Upon consummation of the transaction on January 4, 2003, the Company recorded its 17,895,579 common shares as shares authorized but unissued shares valued at $1,288,482. As a part of the settlement, the Company settled a note receivable including accrued interest thereon, of $1,387,500 and a note payable of $349,000. The Company also returned 1,000,000 shares of common stock of Hartcourt it was holding, valued at $60,0000 to Hartcourt and assumed a loan of $140,595 from a third party. As a result of the completion of the spin-off agreement with Hartcourt that completed on January 4, 2003, the Company recorded a loss of $270,613 as loss on settlement. On March 30, 2004, the Company cancelled 17,895,579 of its common shares valued at $1,288,482 that were received as part of the settlement with Hartcourt.

NOTE 11: Basic and Diluted Net Loss Per Share
         ------------------------------------
         Basic and diluted net loss per share for the three months and six months ended June 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 12: Going Concern
         -------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $9,965,547 including a net loss of $1,176,099 for the six months ended June 30, 2004. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended June 30, 2004 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) settlement of vendors debt by issuance of common shares.

NOTE 13: Subsequent Events
         -----------------
         On May 18, 2004, the Company entered into a definitive agreement to acquire a majority equity interest in General Systems technology
         Limited, known as WestSMS, a leading mobile value-added service provider in China. The Company will use this acquisition as the cornerstone in its transition to higher margin telecommunications services in China. The acquisition is expected to close by September 30, 2004 after completion of due diligence and obtaining the necessary regulatory approvals.

         On July 1, 2004, the Company issued 259,091 restricted common shares valued at $28,500 to its officers and directors for compensation for July 2004.

PART 1

ITEM 2   Management Discussion and Analysis or Plan of Operation

         Elephant Talk Communications, Inc. (ETCI) is a facility based international long distance carrier offering highly reliable and competitively  priced  services on the  wholesale  market.  The Company provides services to first-tier local and international telecommunications carriers, enabling those carriers and other service providers to offer voice and fax services to their end-customers. The operations include international long distance on both sides of the Pacific, serving over 20 foreign countries through an advanced and flexible network. The Company has been expanding its foothold in Asia with more profitable routes and the development of value-added services, such as PC-to-Phone service, voice over Internet protocol
         (VoIP), Broadband Internet and Short messaging service (SMS). The Company is actively pursuing new sales channels for the higher-margin prepaid calling card market, expanding from the U.S. to several countries in South East Asia.

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

         Elephant Talk Limited was established in Hong Kong in 1994. Elephant Talk Limited owned switching facilities in China, Hong Kong, United States of America, Taiwan and Singapore, which now are owned by the Company as a result of the merger. ETCI utilizes both IP and circuit switched technologies over a common platform, and provides international long distance services in wholesale market principally to carriers; prepaid and post paid phone cards; and other value added services

         Elephant Talk Limited's customers include some of the largest first and second tier telecommunications carriers in the U.S. and several carriers in South East Asia, including two of the four fixed network operators in Hong Kong. Since its establishment, Elephant Talk Limited expanded its network by installing more switches and hubs internationally. Because of this, Elephant Talk Limited has secured termination options outside Asia by entering into international operating agreements with foreign-based telecommunications carriers, including AT&T Corporation, Global Crossing, Frontier Telecom Ltd. and MCI WorldCom Inc.

         Capitalizing on a unique position to gain market share in Asia, the Company has leveraged Elephant Talk Limited's early entrant status by forging a stronger position in the People's Republic of China ("PRC") by forging an increasing number of strategic relationships. In 1996, only one-third of Elephant Talk Limited's traffic terminated in the PRC. The traffic increased to approximately 70% in 1998, and to over 80% in 1999-2000 and declined ever since then. In keeping with the extremely difficult economic and market conditions for telecommunications industry in Hong Kong, the Company reported disappointing second quarter operating results. The management discussions contained herein refer to only the operations of Elephant Talk Communications, Inc. and its subsidiaries.

         On May 18, 2004, the Company entered into a definitive agreement to acquire a majority equity interest in General Systems technology
         Limited, known as WestSMS, a leading mobile value-added service provider in China. The Company will use this acquisition as the cornerstone in its transition to higher margin telecommunications services in China. The acquisition is expected to close by September 30, 2004 after completion of due diligence and obtaining the necessary regulatory approvals.

         On May 24, 2004,  the Company  completed  its purchase of 30% of all of the issued and outstanding shares of common stock of New Times Navigation Limited ("New Times") from four shareholders of Renren Holdings Limited, parent company of New Times ("Shareholders"), for a total consideration valued at $4,283,400. The purchase consideration was payable at the closing date of May 24, 2004 to the Shareholders as follows: $683,400 of the purchase consideration consisted of 5,100,000 restricted common shares valued at the five-day average closing price of common shares at the closing date, at $0.134 per common share, and $3,600,000 of the purchase consideration to be settled by issuance of unsecured Convertible Promissory Notes ("Promissory Notes"). The redemption of the Promissory Notes is conditional upon the Company raising money from the public on or before March 28, 2005. Failing which, the Shareholders shall have the right to convert the Promissory Notes into Company's common shares at the agreed conversion price of $0.50 per common share.

         New Times is a subsidiary of RenRen Holdings Limited, the principal activities of RenRen Holdings consist of investments, media, property, financial services and entertainment. New Times was formed to oversee the project of Renren TV (RTV) from the initial stage throughout its development. RTV is the gateway to broadcast 24-hours high quality world-class TV programs through the broadband Internet. RTV provides 30 channels aiming to capture Sports News, Music, Movies, entertainment and documentaries confined to the Asian market areas such as Japan, Singapore, Korea, Mainland China and Taiwan to suit the taste of oriental customers. RTV is the first Internet protocol television that exists in Hong Kong to provide broadband users better-than-VCD quality video through the broadband network at a minimum cost. Broadband TV is a new form of entertainment providing interactive media content through broadband Internet. Providing media through Internet is cost effective and highly efficient while giving customers other choice on TV programs. Broadband TV is still in its maturity stage and the current lack of regulations in this sector may hamper our operations in this market. Nevertheless, we believe such limitations will ease in the future and allow more room for product development.

         Results of Operations: The results of operations of the Company for the three months and six months ended June 30, 2004 consisted of the operations of ETCI, its wholly owned subsidiary Elephant Talk Limited and its 30% equity investment in New Times Navigation Limited from May 24, 2004 (date of acquisition). The results of operations for the three months and six months ended June 30, 2003 consisted of the operations of ETCI, its wholly owned subsidiary Elephant Talk Limited, and a 35.42% equity investment in ETNS Singapore Pte, Ltd. The Company reported net losses of $732,603 and $1,176,099 during the three months and six months ended June 30, 2004 compared to net losses of $546,799 and $1,154,032 for the same periods in 2003.

         Revenues and Cost of revenues: The Company reported revenues of $172,113 and $351,980 during the three months and six months ended June 30, 2004 compared to $148,310 and $524,460 for the same periods in 2003. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in the US, Europe, China, Indonesia, New Zealand and Hong Kong. The major component in the decline of revenues during the current year comes from price competition for long distance business voice services and a loss of a number of key customers. The Company's international business continues to experience significant pricing pressure on its products. The sales decline was also a result of SARS in Hong Kong in 2003 when new customers acquisition campaigns were postponed. The wholesale market continued to be extremely price competitive, and this, in addition to bankruptcies in some customers and industry players, a reduction in circuits connected to customers related to their internal network consolidation, contributed to the quarter-over-quarter decrease. Wholesale revenues during 2004 were also impacted by continuous proactive revenue initiatives, which were made to improve the quality of the wholesale revenue stream as the Company shifted its focus from revenue growth to cash generation.

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

         Cost of revenue was $159,167 and $274,986 for the three months and six months ended June 30, 2004 compared to $95,673 and $462,487 for the same periods in 2003. Cost of revenues included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold. Gross margins for the three months and six months ended June 30, 2004 was 7.5% and 21.9% compared to 35.5% and 11.8% for the same periods in 2003. The increase in gross margin for the six months ended June 30, 2004 was due to the change in the revenue mix for the services provided to the customers as well as the direct result of the pricing pressure in the telecom markets without adequate volume offsets. The unexpired fixed facility contracts had adversely impacted our cost since we accounted for facility lines not used through our re-focus, the impact would be on a short-term basis as most of such contracts expired in 2003. Although our mix improved towards a preferred blend of pre-paid mode versus post-paid mode, our international business continues to experience significant pricing pressure on its products. Both the local voice revenue and long-distance revenue decreases were significantly impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in Hong Kong and the world.

         Selling, general and administrative expenses (S,G&A): S,G&A expenses were $747,618 and $1,404,930 for the three months and six months ended June 30, 2004 compared to $516,194 and $764,072 for the same periods in 2003. S,G&A expenses as a percentage of revenues increased during the three months and six months ended June 30, 2004 compared to the same periods in 2003, primarily due to the Company's revenue base reduction by 33% and Company paying $588,440 in fees to consultants and financial advisors for identifying potential targets for acquisitions in VoIP, broadband and SMS business. The Company also provided for an allowance for uncollectible debt from an affiliate for $285,283 during the six months ended June 30, 2004 as the Company had guaranteed payments on a promissory note signed by the affiliate. Furthermore, the Company reduced its payroll and other expenses through right-sizing the organization. Depreciation expense was $43,244 for the six months ended June 30, 2004 compared to $126,542 for the same period in 2003.

         Other Income and Expenses: The Company settled its debts with vendors and recorded a gain of $227,655 during the six months ended June 30, 2004. No such settlements were made during the same period in 2003. The Company recorded a loss of $9,500 on its equity investment in New Times from May 24, 2004 (date of acquisition) to June 30, 2004. The Company sold its equity investment in ETNS Singapore Pte, Ltd. in January 2004 and did not earn any gain or loss during the six months ended June 30, 2004. The Company recorded a loss of $32,999 on its equity investment for the six months ended June 30, 2003. Due to the completion of spin-off with Hartcourt on January 4, 2003, the Company cancelled its promissory note and recorded a loss of $270,613 as part of the final settlement upon separation. Interest expense for the six months ended June 30, 2004 was $22,274 compared to $21,368 for the same period in 2003.

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

         Operating activities: Net cash used in operating activities during the six month period amounted to $517,018 primarily due to the decrease in prepaid expenses and carrier deposits of $13,004, decrease in accounts receivable of $15,883, decrease in cash overdraft of $420,040, and decrease in accounts payable, accrued expenses and deferred revenues of $377,866. Additionally, the Company's current liabilities exceeded its current assets by $688,749 at June 30, 2004. These factors and ElephantTalk's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern.

         Investing activities. Net cash provided by investing activities during the six months ended June 30, 2004 was $95,750 primarily due to the sale of Company's equity interest in ETNS Singapore Pte, Ltd.

         Financing activities. Net cash provided by financing activities during the six months ended June 30, 2004 was $442,266. The Company sold 2,000,000 restricted common shares to an accredited investor for $300,000, received $186,617 from related parties and made payments of $30,033 towards notes payable and $14,018 in payments on capital leases.

         As a result of the above activities, the Company experienced a net increase in cash of $16,506 for the six months ended June 30, 2004. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.




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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                                  JUNE 30, 2004
PART II

ITEM 1   Legal Proceedings

         None

ITEM 2   Changes in Securities

         During the six months ended June 30, 2004, the Company issued 1,227,991 common shares valued at $221,000 as compensation to directors for salaries and fees for attending Board meetings. The Company issued 644,005 common shares valued at $154,561 to certain directors and related parties as settlement of their debts to the Company, and 4,883,424 common shares valued at $1,016,462 to consultants for providing consulting services and vendors for settlement of their debts. The Company issued 2,000,000 restricted (under Rule 144 one year restriction) common shares under a stock sale agreement to an accredited investor under a private placement for cash consideration of $300,000. The Company issued 5,100,000 common shares valued at $683,400 as partial consideration towards purchase of 30% investment interest in New Times Navigations Limited. Furthermore, the Company cancelled 17,895,579 common shares valued at $1,288,482 that was received as part of its settlement with Hartcourt.

ITEM 3   Defaults Upon Senior Securities

         Not applicable

ITEM 4   Submission of Matters to Vote of Securities Holders

         None

ITEM 5   Other Information

         None

ITEM 6   Exhibits and Reports on Form 8-K

         a) Exhibits
         None

         b) Reports on Form 8-K

            o  On  May  14,  2004,   change  of  independent  Certified   Public
               Accountants, Film No. 04804308.  Incorporated by reference.

            o On June 2, 2004, acquisition of New Times Navigation Limited, Film No. 04844014. Incorporated by reference.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                                  JUNE 30, 2004


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.



                                        Elephant Talk Communications, Inc.

Date:  August 16, 2004                  By: /s/ Russelle Choi
                                        --------------------------------
                                        Russelle Choi
                                        President & Chief Executive Officer