Form 10QSB
period 2004-09-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2004-11-15
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

As of November 10, 2004, Elephant Talk Communications, Inc. had 54,353,025 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                               September 30, 2004
                                                                          Page
PART 1  FINANCIAL INFORMATION                                             ----

Item 1. Financial Statements

        Consolidated Balance Sheets at September 30, 2004 (Unaudited)     3

        Consolidated Statements of Operations for the Three Months and
        Nine Months ended September 30, 2004 and 2003 (Unaudited)         4

        Consolidated Statements of Cash Flows for the Nine Months
        ended September 30, 2004 and 2003 (Unaudited)                     5 - 6

        Notes to the Consolidated Financial Statements (Unaudited)        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              13

Item 3. Controls and Procedures                                          20


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                21

Item 2. Changes in Securities                                            21

Item 3. Defaults upon Senior Securities                                  21

Item 4. Submission of Matters to Vote of Security Holders                21

Item 5. Other Information                                                21

Item 6. Exhibits and Reports on Form 8-K                                 21

Signatures                                                               22

PART 1          FINANCIAL INFORMATION
Item 1.         Financial Statements

                       ELEPHANT TALK COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                       $      12,793
 Accounts receivable, net                                              122,513
 Prepaid expenses and other current assets                              70,961
                                                                 -------------
   Total Current Assets                                                206,267
                                                                 -------------
PROPERTY AND EQUIPMENT - NET                                           142,065

OTHER ASSETS
 Investment in New Times Navigation Limited                          4,263,976
 Earnest deposit                                                       480,000
   -----------
     Total Other Assets                                              4,743,976
                                                                    ----------

                                                                 -------------
TOTAL ASSETS                                                     $   5,092,308
                                                                 =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Overdraft                                                       $     147,704
 Accounts payable and customer deposit                                 239,569
 Deferred revenue                                                      123,669
 Accrued expenses and other payable                                     26,785
 Due to related parties                                                276,146
                                                                 -------------
   Total Current Liabilities                                           813,873
                                                                 -------------
LONG-TERM LIABILITIES
 Note payable                                                          861,838
 Convetible notes payable                                            3,600,000
                                                                 -------------
   Total Long-Term Liabilities                                       4,461,838
                                                                 -------------

                                                                 -------------
TOTAL LIABILITIES                                                    5,275,711
                                                                 -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock Class B, no par value, 5,000,000
  shares authorized, none issued and outstanding                             -
 Common stock, no par value, 250,000,000 shares authorized,
  53,449,716 issued and outstanding                                  9,902,222
 Accumulated comprehensive loss, net                                    (6,778)
 Accumulated deficit                                               (10,078,847)
                                                                 -------------
   Total Stockholders' Deficiency                                     (183,403)
                                                                 -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $   5,092,308
                                                                 =============
                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       ELEPHANT TALK COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                              Three Months ended September 30, Nine Months ended September 30,
                                                     2004           2003            2004            2003
                                               --------------- --------------  -------------- --------------
REVENUES, NET                                  $      143,677  $     168,747   $     495,657  $     693,207

COST OF REVENUE                                        69,765        160,718         344,751        623,205
                                               --------------  -------------   -------------  -------------
GROSS PROFIT                                           73,912          8,029         150,906         70,002
                                               --------------  -------------   -------------  -------------
OPERATING EXPENSES
  Selling, general and administrative                 150,110        192,737       1,555,040        956,809
  Depreciation and amortization                        18,916         63,349          62,160        189,891
                                               --------------  -------------   -------------  -------------
         Total Operating Expenses                     169,026        256,086       1,617,200      1,146,700
                                               --------------  -------------   -------------  -------------
LOSS FROM OPERATIONS                                  (95,114)      (248,057)     (1,466,294)    (1,076,698)

OTHER INCOME (EXPENSE)
  Interest expense                                     (8,262)        (5,193)        (30,536)       (26,561)
  Equity in loss of unconsolidated affiliate           (9,924)       (18,623)        (19,424)       (51,622)
  Loss on settlement with Hartcourt                         -              -               -       (270,613)
  Gain on settlement of vendor payables                     -              -         227,655              -
  Other                                                     -              -               -            389
                                               --------------  -------------   -------------  -------------
         Total Other Income (Expense)                 (18,186)       (23,816)        177,695       (348,407)
                                               --------------  -------------   -------------  -------------
LOSS BEFORE INCOME TAXES                             (113,300)      (271,873)     (1,288,599)    (1,425,105)
                                               --------------  -------------   -------------  -------------
  Income taxes                                              -              -             800            800
                                               --------------  -------------   -------------  -------------
NET LOSS                                       $     (113,300) $    (271,873)  $  (1,289,399) $  (1,425,905)
                                               --------------  -------------   -------------  -------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)             (2,286)            -           (6,778)             -
                                               -------------- -------------    -------------  -------------
                                                       (2,286)            -           (6,778)             -
                                               -------------- -------------    -------------  -------------
COMPREHENSIVE LOSS                             $     (115,586)$    (271,873)   $  (1,296,177) $  (1,425,905)
                                               ============== =============    =============  =============
Net loss per common share and equivalents -    $        (0.00)$       (0.01)   $       (0.03) $       (0.06)
basic and diluted
                                               ============== =============    =============  =============
Weighted average shares outstanding during
the period - basic and diluted                     50,027,718    24,767,249       49,594,230     24,357,874
                                               ============== =============    =============  =============




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       ELEPHANT TALK COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                            September 30,September 30,
                                                                2004         2003
                                                            ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(1,289,399) $(1,425,905)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization                                   66,903      189,891
 Issuance of stock for compensation and services                985,856      168,200
 Provision for uncollectible amounts                            400,000            -
 Write-off of due from related party                                  -      560,000
 Loss on settlement with Hartcourt                                    -      270,613
 Loss in unconsolidated affiliate                                19,424       49,573
 Decrease in accounts receivable                                 33,679      204,002
 Decrease in prepaid expenses, deposits and other assets         37,951      100,478
 Increase (Decrease) in cash overdraft                         (401,501)     376,074
 Decrease in accounts payable and accrued expenses             (467,009)    (473,545)
 Increase (Decrease) in deferred revenue                        (37,870)      66,845
                                                            -----------  -----------
   Net cash used in operating activities                       (651,966)      86,226
                                                            -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                              (5,203)      (7,349)
 Purchase of investments                                              -      (10,835)
 Proceeds from sale of investment in unconsolidated affiliate   100,953            -
                                                            -----------  -----------
   Net cash provided by (used in) investing activities           95,750      (18,184)
                                                            -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (Payments to) related parties, net               259,210      (34,930)
 Proceeds from sale of shares                                   349,970            -
 Payments of notes payable                                      (29,188)           -
 Payments on capital leases                                     (14,018)      (30,434)
                                                            -----------  ------------
  Net cash provided by (used in) financing activities           565,974       (65,364)
                                                            -----------  ------------
EFFECT OF EXCHANGE RATES ON CASH                                 (5,247)            -
                                                            -----------  ------------
NET INCREASE IN CASH                                              4,511         2,678

CASH, BEGINNING OF THE YEAR                                       8,282         5,533
                                                            -----------  ------------
CASH, END OF THE YEAR                                       $    12,793  $      8,211
                                                            ===========  ============




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       ELEPHANT TALK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (continued)

                                                               Nine Months Ended
                                                            September 30,September 30,
                                                                2004         2003
                                                            ------------ ------------
NON-CASH INVESTING AND FINANCING INFORMATION:
---------------------------------------------
During 2004, the Company issued 4,000,000  restricted  common shares,  valued at
$480,000 as an escrow  deposit  for the  acquisition  of 60% equity  interest in

General Systems Technology Limited.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
Cash paid during the year for interest                      $    30,536  $     26,561

Cash paid during the year for income taxes                  $       800  $        800

































                   The accompanying notes are an integral part
                  of these consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

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

     The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire year. Certain 2003 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3:  Principles of Consolidation
         ---------------------------
     The accompanying consolidated financial statements for the three months and nine months ended September 30, 2004 included the accounts of Elephant Talk Communications, Inc., its 100% wholly owned subsidiary Elephant Talk Limited and its 30% equity investment in New Times Navigations Limited. The consolidated financial statements for the same period in 2003 included the accounts of Elephant Talk Communications, Inc., its 100% wholly owned subsidiary Elephant Talk Limited and its 35.42% equity investment in ETNS Singapore Pte, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation. The merger with Elephant Talk Limited has been accounted for as a purchase and treated as a reverse acquisition since the former shareholders of Elephant Talk Limited control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on January 4, 2002.

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

     During the nine months ended September 30, 2004, the Company issued 2,306,945 common shares valued at $331,500 as compensation to directors for salaries and fees for attending Board meetings. The Company issued 644,005 common shares valued at $154,561 to certain directors and related parties as settlement of their debts to the Company, and 4,883,424 common shares valued at $1,016,462 to consultants for providing consulting services and vendors for settlement of their debts. In addition, the Company issued 5,100,000 common shares valued at $683,400 as partial payment towards purchase of 30% equity interest in New Times Navigations Limited, and further issued 4,000,000 common shares valued at $480,000 as ernest deposit towards its purchase of 60% equity interest in General Systems Technology Limited, known as WestSMS.

NOTE 6:  Recent Pronouncements
         ---------------------
     On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations or cash flows.

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

NOTE 7:  Sale of Equity Interest in ETNS Singapore Pte, Ltd.
         ---------------------------------------------------
     On February 18, 2004, the Company's wholly owned subsidiary Elephant Talk Limited completed the sale of all of its 35.42% equity interest in ETNS Singapore Pte, Ltd. for a cash consideration of $100,953. The Company did not record any gain or loss from the sale of its equity investment during the nine months ended September 30, 2004.

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

     The Company's 30% interest in New Times is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings (loss) since acquisition. The Company's share of the loss was $19,424 from May 24, 2004 (date of acquisition) through September 30, 2004.

     A summary of unaudited financial statements of New Times as of September 30, 2004 is as follows:

                                                               September 30,
                                                               -------------
                                                                    2004
                                                                    ----
Current assets                                                 $       76,923
Non-current assets                                                    860,417
                                                               --------------
Total Assets                                                          937,340

Current liabilities                                                         0
Non-current liabilities                                             1,304,615
Stockholder's deficit                                                (367,275)
                                                               ==============
  Total Liabilities and Stockholders' Deficit                  $      937,340

Statement of Operations - From the date of acquisition
  May 24, 2004 through September 30, 2004:

Revenues                                                       $            0
                                                               --------------
Operating expenses                                                     64,745
                                                               --------------
Net Loss                                                       $      (64,745)
                                                               ==============
Company's share of loss at 30%                                 $      (19,424)
                                                               ==============
Investment in New Times - at cost, at the date of acquisition  $    4,283,400

Share of loss in investment as of September 30, 2004                  (19,424)

Investment in New Times                                        $    4,263,977
                                                               ==============

NOTE 9:  Related Party Transactions
         --------------------------
     The Company has advanced funds amounting to $381,969 to entities that the Company's officers and/or shareholders have an ownership interest in. The Company has provided a reserve for uncollectible funds amounting to $300,000 for such funds advanced as of September 30, 2004.

     The Company has a standby line of credit for $128,205 with a bank in Hong Kong which expires on January 16, 2005 and is personally guaranteed by four of the Company's shareholders. The Company utilizes the standby line of credit for security purposes and short-term working capital requirements of the Company and its affiliates. The Company's affiliate had signed a promissory note of $408,975, fully guaranteed by the Company, requiring monthly installments of $12,535 and due on December 24, 2006. The affiliate is in arrears in making monthly payments, and in case of default of payments on the promissory note, the Company will have the obligation to pay the promissory note in full. The Company has provided a full allowance for the unpaid balance on the promissory note in the accompanying financial statements at September 30, 2004.

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

     Issuance of common stock: During the nine months ended September 30, 2004, the Company issued 2,306,945 common shares valued at $331,500 as compensation to directors for salaries and fees for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month starting January 1, 2004. The Company issued 644,005 common shares valued at $154,561 to certain directors and related parties as settlement of their debts to the Company, and 4,883,424 common shares valued at $1,016,462 to consultants and vendors for settlement of their debts. The common shares were valued at the 10 days average market closing price from the date of issuance.

     During the nine months ended September 30, 2004, the Company issued 2,543,207 restricted (under Rule 144 one year restriction) common shares under stock sale agreements to accredited investors under a private placement for a total consideration of $349,970. The Company issued 5,100,000 restricted common shares valued at $683,400 as considera-Tion towards the purchase of 30% equity interest in New Times Navigation Limited (See Note 8). In addition, the Company issued 4,000,000 restricted common shares valued at $480,000 based on the 10 days average market closing price from the date of issuance, as earnest deposit towards its purchase of 60% equity ownership interest in General Systems Technology Limited, known as WestSMS, a mobile value-added service provider in China. As of today, the acquisition of WestSMS has not been completed.

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

NOTE 11: Basic and Diluted Net Loss Per Share
         ------------------------------------
     Basic and diluted net loss per share for the three months and nine months ended September 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 12: Employee Benefit Plan
         ---------------------
     The Company adopted an employee benefit plan "The 2000 Employee Benefit Plan" (the "Plan") on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company's common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company's securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term.

     On January 17, 2001, the Company granted and issued 1,700,000 common shares at a price of $0.005 per share for a total consideration of $8,500. On August 24,2004, the Company reserved 2,000,000 common shares to grant to certain officers and directors for their services. Under the Plan, 2,300,000 shares of common stock remain available for grant at September 30, 2004.

NOTE 13: Going Concern
         -------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $10,078,847 including a net loss of $1,289,399 for the nine months ended September 30, 2004. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended September 30, 2004 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) settlement of vendors debt by issuance of common shares.

NOTE 14: Subsequent Events
         -----------------
     On October 1, 2004, the Company issued 407,143 restricted common shares valued at $28,500 to its officers and directors for compensation for October 2004.

     On October 26, 2004, the Company cancelled 741,757 previously issued common shares and reissued 694,444 common shares to a vendor in final settlement of its debt.

     On October 29, 2004, the Company issued 543,479 restricted common shares under a stock sale agreement to an accredited investor under a private placement for a total consideration of $50,000.

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

     On May 18, 2004, the Company entered into a definitive agreement to acquire a majority equity interest in General Systems technology Limited, known as WestSMS, a leading mobile value-added service provider in China. The Company will use this acquisition as the cornerstone in its transition to higher margin telecommunications services in China. The acquisition is expected to close by November 30, 2004 after completion of due diligence and obtaining the necessary regulatory approvals.

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

     Results of Operations: The results of operations of the Company for the three months and nine months ended September 30, 2004 consisted of the operations of ETCI, its wholly owned subsidiary Elephant Talk Limited and its 30% equity investment in New Times Navigation Limited from May 24, 2004 (date of acquisition). The results of operations for the three months and nine months ended September 30, 2003 consisted of the operations of ETCI, its wholly owned subsidiary Elephant Talk Limited, and a 35.42% equity investment in ETNS Singapore Pte, Ltd. The Company reported net losses of $113,300 and $1,289,399 during the three months and nine months ended September 30, 2004 compared to net losses of $271,873 and $1,425,905 for the same periods in 2003.

     Revenues and Cost of revenues: The Company reported revenues of $143,677 and $495,657 during the three months and nine months ended September 30, 2004 compared to $168,747 and $693,207 for the same periods in 2003.

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

     Cost of revenue was $69,765 and $344,751 for the three months and nine months ended September 30, 2004 compared to $160,718 and $623,205 for the same periods in 2003. Cost of revenues included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold. Gross margins for the three months and nine months ended September 30, 2004 was 51.4% and 30.4% compared to 4.7% and 10.1% for the same periods in 2003. The increase in gross margin for the nine months ended September 30, 2004 was due to the change in the revenue mix for the services provided to the customers as well as the direct result of the pricing pressure in the telecom markets without adequate volume offsets. The unexpired fixed facility contracts had adversely impacted our cost since we accounted for facility lines not used through our re-focus, the impact would be on a short-term basis as most of such contracts expired in 2003. Although our mix improved towards a preferred blend of pre-paid mode versus post-paid mode, our international business continues to experience significant pricing pressure on its products. Both the local voice revenue and long-distance revenue decreases were significantly impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in Hong Kong and the world.

     Selling, general and administrative expenses (S,G&A): S,G&A expenses were $150,110 and $1,555,040 for the three months and nine months ended September 30, 2004 compared to $192,737 and $956,809 for the same periods in 2003. S,G&A expenses as a percentage of revenues increased during the three months and nine months ended September 30, 2004 compared to the same periods in 2003, primarily due to the Company's revenue base reduction by 28.5%, and Company paying $588,440 in fees to consultants and financial advisors for identifying potential targets for acquisitions in VoIP, broadband and SMS business. The Company also provided for an allowance for uncollectible debt from an affiliate for $285,283 during the nine months ended September 30, 2004 as the Company had guaranteed payments on a promissory note signed by the affiliate. Furthermore, the Company reduced its payroll and other expenses through right-sizing the organization. Depreciation expense was $62,160 for the nine months ended September 30, 2004 compared to $189,891 for the same period in 2003.

     Other Income and Expenses: The Company settled its debts with vendors and recorded a gain of $227,655 during the nine months ended September 30, 2004. No such settlements were made during the same period in 2003. The Company recorded a loss of $19,424 on its equity investment in New Times from May 24, 2004 (date of acquisition) to September 30, 2004. The Company sold its equity investment in ETNS Singapore Pte, Ltd. in January 2004 and did not earn any gain or loss during the nine months ended September 30, 2004. The Company recorded a loss of $51,622 on its equity investment for the nine months ended September 30, 2003. Due to the completion of spin-off with Hartcourt on January 4, 2003, the Company cancelled its promissory note and recorded a loss of $270,613 as part of the final settlement upon separation. Interest expense for the nine months ended September 30, 2004 was $30,536 compared to $26,561 for the same period in 2003.

     Liquidity and Capital Resources: The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers to fund the internal operations. The Company plans to raise necessary funds by selling its own common shares to selected accredited investors and bringing in business partners whose contributions include necessary cash. The issuance of additional common stock will result in dilution of our existing shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. No assurance can be given, however, that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements needed to implement its business strategies. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company's ability as a going concern.

     The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

     Operating activities: Net cash used in operating activities during the nine month period amounted to $651,966 primarily due to the decrease in prepaid expenses and carrier deposits of $37,951, decrease in accounts receivable of $33,679, decrease in cash overdraft of $401,501, and decrease in accounts payable, accrued expenses and deferred revenues of $504,879. Additionally, the Company's current liabilities exceeded its current assets by $607,606 at September 30, 2004. These factors and the Company's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern.

     Investing activities. Net cash provided by investing activities during the nine months ended September 30, 2004 was $95,750 primarily due to the sale of Company's equity interest in ETNS Singapore Pte, Ltd.

     Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2004 was $565,974. The Company sold 2,543,207 restricted common shares to accredited investors for $349,970, received $259,210 from related parties and made payments of $29,188 towards notes payable and $14,018 in payments on capital leases.

     As a result of the above activities, the Company experienced a net increase in cash of $4,511 for the nine months ended September 30, 2004. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.

     Critical accounting policies and estimates:
     ------------------------------------------
     Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We based our estimates and judgments on historical experience, market trends, and other factors that we believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three months and nine months ended September 30, 2004 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

     We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements.

     Revenue recognition.
     Our revenue recognition policy is significant because revenue is a key component of our results of operations and because revenue recognition determines the timing of certain expenses, such as commissions and royalties. We derive our revenue primarily from sales of our various services and products. As described below, significant management judgments and estimates must be made and used in connection with revenue recognized in any accounting period. If our management makes different judgments or uses different estimates, material differences may result in the amount and timing of our revenue for any period. We recognize revenue from the sale of our services and products when:

         o we have persuasive evidence that an arrangement exists. For all sales, we use a binding purchase order and sales order confirmation as evidence of an arrangement. Sales through certain of our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis;

         o the services are completed and product is delivered to the customer under the terms of the arrangement and title passes. Passage of title generally occurs when the services are performed or when product is delivered to a common carrier, but in some cases occurs when the customer receives the product;

         o the revenue is fixed and determinable. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable based on the payment terms associated with the transaction.

         o collection of the resulting receivable is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, then we defer the fee and recognize revenue at the time collection becomes reasonably assured, which generally is upon receipt of cash.

     Sales return and other allowances. In preparing our consolidated financial statements, our management estimates potential product returns and records a provision for those returns in the period in which related revenues are recorded. Our management analyzes historical sales returns, analysis of credit memo data, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances estimate.

     Our arrangements generally do not give customers the right to return products or to cancel firm orders for services. However, we do offer customers the right to return products that do not function properly within a limited time after delivery, and we sometimes accept returns for stock balancing and negotiate accommodations to customers, including price discounts, credits and returns.

     Allowance for doubtful accounts.
     Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers and related party affiliates, (herein referred to as "Customers") to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, Customer concentrations, Customer credit-worthiness, current economic trends and changes in Customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers' financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required.

     Recent accounting pronouncements.
     In September 2004, the EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." ("EITF 04-08") was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. This Issue is effective for reporting periods ending after December 15, 2004. As a result of adopting EITF 04-08, we will need to include the dilution effect of our outstanding contingent convertible debt in our diluted earnings per share calculations regardless of whether the market price trigger has been met going forward. In addition, this change will be applied retroactively to all prior periods. The retroactive application of EITF 04-08 may result in dilution of earnings per share for the quarter ended September 30, 2004 and may have no impact to the diluted earnings per share for all other prior periods.

     In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. We are currently evaluating the effect of this proposed statement on our financial position and results of operations. If the proposed EITF 03-01 becomes effective and is adopted, we may have to record additional impairment charges for certain of our investments in marketable debt securities.

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                               SEPTEMBER 30, 2004

PART II

ITEM 1   Legal Proceedings

     None

ITEM 2   Changes in Securities

     During the nine months ended September 30, 2004, the Company issued 2,306,945 common shares valued at $331,500 as compensation to directors for salaries and fees for attending Board meetings. The Company issued 644,005 common shares valued at $154,561 to certain directors and related parties as settlement of their debts to the Company, and 4,883,424 common shares valued at $1,016,462 to consultants for providing consulting services and vendors for settlement of their debts. The Company issued 2,543,207 restricted (under Rule 144 one year restriction) common shares under a stock sale agreement to accredited investors under a private placement for cash consideration of $349,970. The Company issued 5,100,000 common shares valued at $683,400 as partial consideration towards purchase of 30% investment interest in New Times Navigations Limited. The Company issued 4,000,000 restricted common shares valued at $480,000, as earnest deposit towards its purchase of 60% equity ownership interest in General Systems Technology Limited, known as WestSMS, a mobile value-added service provider in China. Furthermore, the Company cancelled 17,895,579 common shares valued at $1,288,482 that was received as part of its settlement with Hartcourt.

ITEM 3   Defaults Upon Senior Securities

     Not applicable

ITEM 4   Submission of Matters to Vote of Securities Holders

     None

ITEM 5   Other Information

     None

ITEM 6   Exhibits and Reports on Form 8-K

      a) Exhibits

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b) Reports on Form 8-K

         o On September 2, 2004, acquisition of New Times Navigation Limited, Film No. 04844014. Incorporated by reference.







               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                               SEPTEMBER 30, 2004


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.



                               Elephant Talk Communications, Inc.

Date:  November 12, 2004       By: /s/ Russelle Choi
                               --------------------------------
                               Russelle Choi
                               President & Chief Executive Officer