Form 10KSB
period 2004-12-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2005-04-01
CIK 1084384

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2004

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for most recent fiscal year: $636,615

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 22, 2005, $3,865,641.

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of  March 22,  2005, there  were
59,017,706 shares of common stock outstanding.

                ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARY

                         2004 Form 10-KSB Annual Report
                                Table of Contents
                                                                            Page
                                     PART I

  Item 1.    Description of Business.......................................... 3

  Item 2.    Description of Property..........................................21

  Item 3.    Legal Proceedings................................................21

  Item 4.    Submission of Matters to a Vote of Security Holders..............21

                                     PART II

  Item 5.    Market for Common Equity and Related Stockholder Matters.........22

  Item 6.    Management's Discussion and Analysis or Plan of Operation........23

  Item 7.    Consolidated Financial Statements................................28

  Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................28

  Item 8A    Controls and Procedures..........................................29

  Item 8B    Other Items......................................................29

                                    PART III

  Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act................29

  Item 10.   Executive Compensation...........................................31

  Item 11.   Security Ownership of Certain Beneficial Owners and Management...32

  Item 12.   Certain Relationships and Related Transactions...................35

                                     PART IV

  Item 13.   Exhibits, and Reports on Form 8-K................................36

  Item 14.   Principal Accountant Fees and Services...........................36

             Signatures.......................................................37

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


                                     PART I

Item 1:  Description of Business.

Organization and Nature of Operations
-------------------------------------

Elephant Talk Communications, Inc. (herein referred to as "ElephantTalk", "ETCI", "We", "Our", or "Company" formerly known as Staruni Corporation), was incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation. The Company was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation.

Pursuant to an Agreement of Merger and Plan of Reorganization, effective August 27, 2001, and through the subsequent transaction that closed on January 4, 2002, Staruni Corporation, a California corporation merged with Elephant Talk Limited, a limited liability company incorporated in Hong Kong. Pursuant to the merger agreement, Staruni continued its corporate existence under the laws of California and Elephant Talk Limited became its wholly-owned subsidiary. In conjunction with the merger, Staruni changed its name to Elephant Talk Communications, Inc. in order to emphasize that the new focus of the ETCI will be the business of Elephant Talk Limited. Pursuant to the terms of the merger, each holder of ordinary shares of Elephant Talk Limited common stock, par value of HK$1 (One Hong Kong Dollar) immediately prior to the effective time of the merger date, by virtue of the merger and without any action on the part of such holder, was entitled to receive, as of the merger date, such number of shares of common stock of ETCI, no par value, as the number of shares of Elephant Talk Limited common stock owned by such holder as of the merger date. Collectively, following the merger, the former holders of Elephant Talk Limited common stock held 31,164,210 shares of our common stock, which represented 90% of our issued and outstanding shares of common stock at the time. The merger caused no change in any of the shares of the ETCI's common stock outstanding on the merger date, and no other securities were converted as a result of the merger. At the conclusion of the merger on January 4, 2002, The Hartcourt Companies, Inc. ("Hartcourt") retained a majority ownership in ETCI.

Elephant Talk Limited, is currently engaged in long distance telephone business and actively pursuing to position itself in mobile value-added service provider in China. Per the terms of the merger agreement, the Company sold its Internet Service Provider ("ISP") business to a related party, Vision Aerospace Inc. ("Vision") for 1,000,000 shares of Vision valued at $10,385. Vision is owned by the former President of the Company. The value of the shares was recorded at the book value of the assets exchanged to acquire the shares of Vision.

Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of Elephant Talk Limited.

Prior to the merger, Elephant Talk Limited was a 51% owned subsidiary of Hartcourt, a publicly listed company in the US and Germany. On May 16, 2001, Hartcourt and Elephant Talk Limited executed a Sale and Purchase Agreement whereby Hartcourt acquired 51% of the ownership interest in Elephant Talk Limited for a total consideration of $4,194,000. The terms of the agreement required Elephant Talk Limited to increase its authorized capital from
25,000,000 shares to 30,000,000 shares. Hartcourt subscribed to a block of 5,000,000 new shares; issued 1,000,000 Hartcourt shares under Rule 144 of the SEC regulations, valued at 61.9 cents per share; and executed a promissory note payable to Elephant Talk Limited in the amount of $1,250,000 due on February 16, 2002, which was further extended for payment to May 31, 2002. In addition, Hartcourt subscribed to another block of 10,300,000 Elephant Talk Limited shares from private owners for a consideration of $2,325,000 and issued 3,756,058 Hartcourt shares under Rule 144 for a combined total of 51% ownership interest in Elephant Talk Limited.

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

The Company's business purpose of the acquisition of Elephant Talk Limited via the merger was to gain market share in the telecommunication industry in Asia. Following the merger, the Company adopted Elephant Talk Limited business as its own. Elephant Talk is a value added services provider in the large and ever growing value added services market in China. Our services include:

   o  Voice over Internet Protocol (VoIP) service targeted to PC-Phone users
   o Mobile value added services, including Short Messaging Service (SMS), Interactive Voice Response (IVR) service, electronic payment/commerce services.

Background of Elephant Talk Limited

Established in late 1994, Elephant Talk Limited is located and operated in Hong Kong. The Company was previously a provider of international call termination into China. However, due to the extreme competitive nature of this market, the Company is now repositioned as a mobile value-added services provider in China that provides the following services:

   o mobile value-added services, viz., short messaging services (SMS) including SMS based chat and mobile games, interactive voice response services (IVRS), ring-tone/wall-paper downloads for mobile handsets and mobile e-commerce/payment services;
   o eTalk, our pre-paid calling card for PC-to phone service targeted at HK-China business commuters;
   o  prepaid and post paid phone cards that are distributed in the US;
   o International long distance services in wholesale market principally to carriers

The majority of the Company's revenue on an on-going is expected to come basis from mobile value-added services. Instead of building the business by itself, the Company is in the process of acquiring an established Short Messaging Service (SMS) company in China as a cornerstone in its transition to higher margin telecommunications industry.

Technology infrastructure

Elephant Talk Limited's mobile value-added network infrastructure principally comprises of Intel based servers that runs on Linux operating system. This messaging platform is interconnected with China Mobile's (the leading mobile carrier in China) nationwide backbone in various points in China providing seamless coverage and service to our customers in the major locations in China.

Our VoIP calling card platform has been designed as a PSTN switch with VoIP functions, and enables the Group to provide a robust, reliable and quick prepaid product. Its architecture includes a backbone switching mechanism that offers an integration of circuit-switched and packet-switched networks, and automatically detects and adopts the best routing available having regard to carrier cost and QoS. With the simultaneous use of VoIP and PSTN switching, the company is able to achieve lower routing costs through VoIP functionality while retaining stable connections and QoS offered by PSTN platform.

This VoIP system and other voice related network infrastructure is installed at the company's Network Operation Centre in Kwun Tong, Hong Kong and Boston, Massachusetts. The company's integrated network infrastructure comprises of a combination of voice switches (connected to telephone systems of external carriers) and VoIP gateways (connected to the Internet) connecting to each other through its private telephone exchange system(s) ("PBX"). The configuration enables the company to provide telecommunication services to its customers on a 24x7 basis.

Markets and Customers

Our customers are primarily individual retail customers of mobile value-added services in China, with over 1 million retailers at the end of 2004. This group of customers can access the Company's services via the internet or from their mobile handsets.

The list of corporate customers however is growing as we now start to place a greater focus on corporate mobile value-added applications. Amongst them include a prominent Shanghai based Chine Eastern Airlines that uses our SMS platform to alert their passengers of flight schedules and permits their frequent flyer customers to check on their air miles balance at anytime via their handsets. The China National Football Lottery Commission is another valued corporate customer of our SMS service platform. Via our platform, the purchase of lottery tickets and the distribution of winning numbers has been made efficient. Lottery participants in Xinjiang enter several simple codes into their handsets and the purchase is automatically effected and results sent directly to the participants' handsets.

Our eTalk calling card has attracted a dedicated group of HK-China business commuters that have successfully realized substantial savings from call back to HK as well as other parts of the world as they travel throughout China.

We continue to provide some international call termination services to China and other parts of Asia to other carriers around the world. However, due to the competitiveness of the market, revenues have all but disappeared and attention to this segment has slowly diminished throughout the course of 2004.

Long-term Growth Strategy

During the course of 2004, management as been actively repositioning the Company from the extremely competitive and virtually no margin market of international call termination to the huge profitable, growing, though still competitive, mobile value added services market in China.

Market Opportunity and Size

As of August 2004, figures from the Ministry of Information Industry of China show that the number of mobile handset users exceeded 300 million with a projected compound annual growth rate (CAGR) of 25% until 2007. China's wireless penetration rate (i.e., the number of subscribers divided by the estimated population of China) remained relatively low in comparison to other Asian wireless markets such as Japan, South Korea and Hong Kong, which have penetration rates of 61.8%, 68.3% and 91.1%, respectively. As evidence, Pyramid Research, an independent research agency, estimates that the number of mobile subscribers in China will reach approximately 395 million by December 31, 2005, representing a penetration rate of only 30.0% as of December 31, 2005.

Norson Telecom Consulting, an independent research agency, estimates that total wireless value-added services revenue in China grew from RMB1.0 billion ($120.8 million) in 2001 to RMB15.0 billion ($1.8 billion) in 2003 and will continue to grow to RMB26.0 billion ($3.1 billion) in 2004. Despite such growth, Norson Telecom Consulting estimates that total revenue gained from wireless value-added services accounted only for 3.5% of total wireless revenue in China in 2002. This is a significantly lower percentage than that experienced by operators in other markets with progressive wireless value-added-services businesses such as NTT DoCoMo, Inc. in Japan with approximately 21.0% of revenue from wireless value-added services in 2002, SK Telecom Co., Inc. in Korea with approximately 8.5% of revenue from wireless value-added-services in 2002, and Vodafone Group PLC in Europe with approximately 11.9% of revenue from wireless value-added-services in 2002. Although the data disclosed is dated, it still suggests that there is further room for growth in this sector.

Shanghai-based iResearch estimates mobile value-added services to follow 2004's 65% growth with growth rates of 41% and 35% in 2005 and 2006, translating into a market value of $4.4 billion in 2005 and $5.9 billion in 2006. This market is increasingly shifting towards the next generation technologies, with mobile operators upgrading their networks to general packet-switched radio service

(GPRS), and code division multiple access 1x RTT, (CDMA 1x RTT), systems and users upgrading to next generation handsets that can operate with technologies such as MMS and WAP. The mobile operators, China Mobile and China Unicom, have recognized this opportunity and are collaborating with selected service providers to further develop 2.5G/3G applications and services.

Long-term Strategy

The Company's long term strategy is to become a major player in the mobile value-added services market by becoming the preferred platform for our customers around the world to access and/or exchange information with one another, via various mediums such as mobile terminals or the internet. As part of this transformation, the Company signed a Share Exchange Agreement dated April 3, 2004, with its intent to acquire 60% of the equity ownership interest in Urumqi General Systems Technology Company Ltd. (known as "General System" or "WestSMS"), a leading provider of mobile SMS services in the resource rich province of Xinjiang, China. On January 5, 2005, the Company completed the above acquisition where it formed True Precise Technology Limited ("True Precise"), a limited liability company registered in British Virgin Islands, as its investment holding company, that acquired 60% of the equity ownership interest in General System from Keen Solution Group Limited ("Keen Solution"), a limited liability company registered under the laws of British Virgin Islands. As consideration for the acquisition, on July 26, 2004, the Company issued 4,000,000 restricted common shares to the shareholders of Keen Solution valued at $480,000, as its earnest deposit. The Company agreed to issue an additional 14,137,500 restricted common shares valued at $1,116,862 to complete the acquisition. Upon completion of the transaction, True Precise became a wholly-owned subsidiary of the Company and General System became a majority owned subsidiary of True Precise.

The Company intends to continue on this path of repositioning by further acquisition of a controlling stake in profitable companies in the coming year. The Company is presently involved in discussions to acquire:

   o a European based carrier that provides various premium rate services, such as 0900 service and VoIP services to corporations and content providers within the European Union. The Company believes that we can extract considerable synergies with them by integrating our VoIP platforms and extend our reach from China into Europe and vice-versa. Unforeseen circumstances not withstanding, we expect completion of this transaction by May 31, 2005;

   o a SMS company in China that is ranked as one of the top 20 mobile value-added service companies in China. The nationwide footprint of this company will complement our business with WestSMS and we will be able to provide considerable increase to our revenues and bottom line profits. The acquisition discussions are at an early stage and no assurances can be provided that this acquisition will complete in the near future.

We believe that our market concentration in China will be beneficial to the Company as the telecommunications industry in China experiences continuous growth along with the development and modernizations of her economy. As customers' needs become more sophisticated and price-sensitive, the market demand for eTalk is expected to increase significantly. The Accession to WTO makes the demand for international calling services even bigger. We rely on an increasingly transparent regulatory environment in China through her Telecommunications Regulations, and its gradual opening up of the domestic market to foreign participation which should create massive opportunities that facilitate progress toward an improved operating environment.

Urumqi General System Technology Company Ltd. ("General System" or "WestSMS")

Company Background

Urumqi General System Technology Company Ltd. was incorporated in 1997 in Urumqi, Xinjiang province, China. Xinjiang province is rich in oil & gas and has been earmarked for development by the Chinese Government and infrastructure projects, such as gas pipelines are being constructed to tap into the rich natural resource there.

General  System was  initially  a systems  integration  company  focusing on the
Intranet segment offering wide area networking solutions to the finance/securities, insurance and petrochemical markets. The company is also a Microsoft certified solutions provider.

In 2001, General System established the WestSMS portal (www.westsms.com), becoming the first company in XianJiang to offer mobile handset value-added services. Services now offered include short messages, Interactive Voice Response service (IVRS), Multimedia Messaging Service (MMS) and Wireless Application Protocol (WAP) services. In March 2003, WestSMS was granted the nationwide access short code 9996 for SMS by China Mobile. The company has enjoyed and sustained growth in 2004 and is confident that growth in 2005 will continue at a greater pace.

With the explosive growth of the mobile value added services market in China, the majority of General System's business is now derived from mobile services and the Intranet business is no longer its focus.

General System - The Business

General System is in the business of providing nationwide short messaging service, multimedia messaging service, interactive voice response and mobile payment service to consumers and corporations.

Messages are either composed on or downloaded from WestSMS' portal, www.westsms.com, or composed and transmitted to cellular phones from the users own handset. WestSMS was the pioneer in introducing Uigur language support, the native language of Xinjiang, in their messaging applications. The portal also offers consumers a rich choice of wall paper, games and ring-tones to download to their handsets. The UMPS allows merchants to accept order and payments via the SMS platform. In addition, General System offers a SMS based chat service where operators chat with users on a wide variety of topics. The headquarters of General System is in Urumqi, the capital of Xinjiang province in North-Western China.

General System's service is offered via China Mobile's Monternet service. China Mobile is the dominant cellular service provider in China, with over 250 million users, and Monternet is China Mobile's premium content service. A content provider, such as General System, enters into a revenue share arrangement with China Mobile to provide access to their content. The Company is in discussions to enter into a similar arrangement with China Unicom, the other dominant cellular service provider in China. Billing and collection is done by cellular service provider and settlement occurs monthly. Presently, the cellular service provider keeps 15% of the collected revenue and the balance is passed onto General System. Users must first opt into General System content service by Making their selection when they register their handset with China Mobile. Users can also register for the service by accessing the General System portal.

Products & Services

Downloads - consumer/entertainment services:
Ring tones, wall paper, games and canned messages are charged on a one off basis or on a monthly subscription basis. Such subscription packages normally contain a fixed number of monthly downloads. Other monthly subscription based service includes SMS chat and SMS based games where the user interacts with the game server via SMS.

Interactive Voice Recognition Service (IVRS):
Users access voice based information via their handsets by dialing a specific number. They then select the desired information by entering the appropriate commands from their handsets. General System presently offers a wide range of information including weather, stock information, news, sport results and other topical items of interest. Charges are calculated on a per unit time basis.

Corporate Messaging Services:
General System also sells their mobile messaging service to corporations to Provide them with a mobile adjunct to their advertising or customer care function. Each corporate user is charged also on a monthly subscription basis. China Eastern Airlines, the Shanghai based international carrier, is one of General System's flagship corporate customer. They use General System's system to provide their frequent flyer customers with mobile access to their frequent flyer account information as well as flight related information.

Mobile Payment Service (UMPS):
The UMP is targeted at merchants that want a mobile channel for their customers to access and purchase their products and services. In this situation, General System charges the merchant a percentage of the transacted value. This is a relatively a new service that was launched earlier in the year. So far, the State Football Lottery has signed onto this service. CMT, the state authorized Online ticketing system for use by cinemas in China, has also entered into a Memorandum of Understanding with General System. We anticipate these two accounts to contribute to revenue growth in the coming financial year.

Technology

All platforms and services are developed in house on Linux based Intel servers. New access technologies such as WAP and GPRS are also supported.

Competition

Competition in the SMS market in China is intense. The market is very fragmented with over 400 content/service providers offering consumer related services that are similar to what General System is offering. Sohu, Netease, Sina.com, Tom Online are the market leaders. These four (4) content/service providers collectively own about 60% of the canned message market in China. Other market leaders include the recently floated Linktone and Mtone.

On the IVRS front, almost al leading SMS providers now offer IVRS. Competition is expected to be intense on this aspect of the business as well.

In order to counter the intense competitive pressure on the consumer front, General System will maintain its present position in the consumer related business by continuing to maintain our service and customer care at high levels. General System will strive to differentiate itself in the corporate market segment and the UMPS segment. General System will leverage off their success with China Eastern Airlines and to continue to pursue other lucrative corporate accounts.

Strategy

The strategy of General System in 2005 is as follows:

   o Defend our position as the leading SMS provider in Xinjiang province. Maintain our high level of customer care and service to secure ongoing revenues from the consumer segment of the business
   o Continue to source new and innovative content and games to offer to our customers
   o Leverage off the success with China Eastern Airlines to capture other large corporate accounts in China
   o Develop other businesses with China Eastern Airlines such as the "Shopping with Miles" program. This program allows their frequent flyers to use their earner miles as a currency to purchase other products and services from designated merchants. Subject to the successful completion of field trials, General System intends to apply their UMPS to deliver the mobile adjunct to this program.
   o Further grow the mobile commerce market by securing more merchants onto the UMPS system.

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

Competition

The market for value-added services is highly competitive. We face competition from a variety of sources including large communications service providers with more resources, longer operating histories and more established positions in the telecommunications marketplace. We also compete with small companies who have focused primarily on Internet telephony or traditional switched services. We believe that we compete principally on quality of service, price and flexibility. It is arguable if any one company dominates the voice and data communications market in the same segment as we are. We also expect that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future. In addition, we compete with and expect continued competition from telecommunications companies and long distance service providers, Internet Telephony service providers, market competition and pricing pressures:

Attempting to Develop New Revenue Stream

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

Our future financial performance depends substantially on the revenue share between mobile value-added services providers, namely, WestSMS and China
Mobile. Any reduction in this revenue share will have a substantial affect on our earnings capability.

Reliance on Third Parties Vendors

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

Regulation of the information industry in China may adversely affect our business

China has enacted regulations governing Internet access and the distribution of news and other information. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the Internet and mobile services including promulgation of the new laws, changes to the existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

Employees

ElephantTalk currently employs in the United States one full-time employee at its principal executive office located in Orange, California. The executive office provides corporate administrative and advisory services to ElephantTalk and its affiliates. Elephant Talk Limited employs at its two sites located in Hong Kong four full-time employees, while technical, administrative, sales support and accounting services are provided by full time employees of an affiliate ET Network Services Limited. We believe that our future success will depend in part on our continued ability to attract, hire, integrate, retain and motivate highly qualified personnel in various disciplines, and upon the continued service of our senior management personnel. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Item 2.  Description of Property

The Company's principal executive office is located at 438 East Katella Avenue, Suite 217, Orange, California 92867. The premises consist of approximately 300 square feet of office space with a large office and a file room. The lease is currently renewed on a month-to-month basis. The monthly rent amounts to $344 with an escalation of monthly rent on the lease anniversary date.

Elephant Talk Limited is leasing office premises from an unaffiliated party and has occupied these premises since September 5, 2002. Elephant Talk Limited currently occupies the following portions of spaces leased by ET Network Services Limited ("ETNS"), an affiliate:

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

We believe that the facilities currently under lease are adequate for the Company's present activities, and that additional facilities are available on competitive market terms to provide for such future expansion of the Company's operations as may be warranted.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on December 10, 2004. The shareholders elected Mr. Russelle Choi, Mr. Pius Lam, Mr. Francis Lim, Mr. Manu Ohri and Mr. James Wang to one-year term as directors. Additionally, the shareholders ratified the appointment of Webb & Company, P.A. as the Company's independent auditor.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on Over the Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ETLK". Prior to the merger with ElephantTalk on January 4, 2002, the Company's common stock was traded under the symbol "SRUN". The following table sets forth the range of high and low bid and asked quotations for the common stock (adjusted for 1 for 10 reverse stock split effected on January 22, 2002) during the two most recent years' calendar quarters ended December 31, 2004 and 2003:

---------------------- ------------- ------------ --------------- --------------
                         High Bid      Low Bid      High Asked      Low Asked
---------------------- ------------- ------------ --------------- --------------

---------------------- ------------- ------------ --------------- --------------
March 31, 2003             0.07          0.07         0.07            0.07
---------------------- ------------- ------------ --------------- --------------
June 30, 2003              0.29          0.29         0.29            0.29
---------------------- ------------- ------------ --------------- --------------
September 30, 2003         0.28          0.28         0.28            0.28
---------------------- ------------- ------------ --------------- --------------
December 31, 2003          0.19          0.19         0.19            0.19
---------------------- ------------- ------------ --------------- --------------
March 31, 2004             0.19          0.20         0.19            0.20
---------------------- ------------- ------------ --------------- --------------
June 30, 2004              0.11          0.11         0.11            0.11
---------------------- ------------- ------------ --------------- --------------
September 30, 2004         0.08          0.09         0.07            0.07
---------------------- ------------- ------------ --------------- --------------
December 31, 2004          0.08          0.08         0.08            0.08
---------------------- ------------- ------------ --------------- --------------


The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 2004, there were broker-dealers publishing quotes for the common stock.

Holders

At December 31, 2004, the Company had approximately 2,817 holders of record of its common stock holding a total of 57,068,681 common shares. The holders of common shares are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of common shares have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption of sinking fund provisions applicable to the common stock.

All of the ElephantTalk's issued stock has been issued pursuant to Rule 144 of The Securities Act of 1934 and could come into any market that exists under Rule
144. Approximately 13,168,776 and 6,364,019 shares under Rule 144 shares were held by officers and directors that existed at December 31, 2004 and 2003, respectively.

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

On March 1, 2004, the Company entered into a Stock Sale Agreement with an investor who purchased 2,000,000 restricted (Rule 144 one year restriction) for a consideration of $300,000. The restricted common shares were issued on March 3, 2004 and the Company received $300,000.

On September 3, 2004, the Company entered into a Stock Sale Agreement with an investor who purchased 543,207 shares under Rule 144 restriction for a consideration of $49,970. The Company received the proceeds from sale of shares on September 16, 2004.

Warrants

At March 22, 2005, there was no warrants outstanding convertible to common stock. During the year 2004 and 2003, no warrants were converted into shares of common stock.


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

Plan of Operation

Elephant Talk Communications, Inc. is currently engaged in long distance telephone service and is actively pursuing to position itself in a mobile value added services provider in China. In addition, it also offers highly reliable and competitively priced facility-based international long distance services as well as a PC-phone service over IP. With its completion of acquisition of General System , the Company provides its mobile value added services to over 1 million customers in China. Our services include short message service, ring tone/wall-paper downloads and mobile e-commerce services. Our international call services are provided through an integrated network infrastructure comprising both the packet-switched system (IP based) and circuit switched system (conventional phone based) focusing on the Asia Pacific region as well the U.S.

The Company's long term strategy is to become a major player in the mobile value-added services market by becoming the preferred platform for our customers around the world to access and/or exchange information with one another, via mediums such as mobile terminals or the internet. The Company intends to continue on this path of repositioning by further acquisition of controlling stake in profitable companies in the coming year.

ElephantTalk, through a combination of expertly managed internal expansion and accretive strategic acquisitions, is executing plans to provide a sustainable, growing, diversified and profitable revenue base throughout its operations. The company is aggressively identifying and pursuing the best business opportunities available. Through a continued refinement of operational efficiencies, and increasing revenue margins, the Company is destined to provide a clear path to profitability for its current and future businesses."

Comparison of the fiscal years ended December 31, 2004 and December 31, 2003.

Our results of operations for 2004 primarily consisted of operations of Elephant Talk Communications, Inc. and Elephant Talk Limited, our wholly-owned subsidiary. The results of operations for 2003 consisted of operations of the Company, its wholly-owned subsidiary Elephant Talk Limited and its 35.42% equity investment ETNS Singapore Pte, Ltd.

Revenues and Cost of Revenues: The Company reported revenues of $636,615 and $867,171 for the years ended December 31, 2004 and 2003, respectively. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in the US, Europe, China, Indonesia and Hong Kong. The decline in revenues comes from price compression for long distance business voice services. Our international business continues to experience significant pricing pressure on its products as we continue to penetrate the retail markets although the wholesale market continues to represent a large portion of our gross revenues. The wholesale market continued to be extremely price competitive in 2004. This, in addition to bankruptcies of some customers and industry players, resulted in reduction in circuits connected to customers related to their internal network consolidation and resulted in year-over-year decrease.

Cost of revenue was $497,234 and $845,438 for the years ended December 31, 2004 and 2003, respectively. Cost of revenue included cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services. Gross margin for the year ended December 31, 2004 was 21.9% of the revenues compared to 2.5% of the revenues for the year ended December 31, 2003. Gross margin increased in 2004 due to the change in the revenue mix for the services we provided to customers as well as the direct result of increases in pricing in the telecom markets without adequate volume offsets. Our international business continues to experience significant pricing pressure on its products. Both the local voice revenue and long-distance revenue decreases were impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in Hong Kong and around the world.

Selling, General and Administrative Expenses (S,G&A): S,G&A expenses were $598,486 and $1,998,546 for the years ended December 31, 2004 and 2003, respectively. SG&A expenses decreased by $1,400,060 or 70.1% in 2004 compared to 2003 primarily because the Company reduced its payroll and other business expenses through right-sizing the organization. During 2004, the Company wrote-off uncollectible stock subscriptions amounting to $410,781 and incurred $596,340 in fees and expenses paid to consultants and financial advisors for identifying potential targets for acquisitions in VoIP, broadband and Short Messaging Service business. In addition, the Company provided an allowance for uncollectible debt from affiliates for $364,745 as the Company had guaranteed payments on promissory notes signed by the affiliates. During 2003, the Company incurred significant expenses in relation to legal and professional fees, shareholder and investor relation services, and consulting and business advisory services primarily due to increase the Company's awareness in the US markets. Although the Company's revenue base in 2003 was reduced by 85%, bad debt increased to $740,000 in 2003 primarily due to the economic climate and downturn in telecommunications industry. Depreciation expense was $80,208 for the year ended December 31, 2004 compared to $265,841 for the same period in 2003 as most of the property and equipment had been fully depreciated.

Impairments: Impairments of property and equipment amounted to $0 in 2004 compared to $250,000 in 2003. Impairments resulted primarily due to the Company writing down the tangible communications equipment on hand due to significant reduction in wholesale and prepaid calling card business resulting in limited use. The Company divested its equity interest in ETNS Singapore Pte, Ltd. and recorded an impairment of $106,456 in 2003. The Company also recorded an impairment of $10,835 in its investment in Vision Aerospace, Inc. in 2003. The Company did not record any impairments relating to its investments in 2004.

Other Income and Expenses: Interest income was $21,893 and $57,000 for the years ended December 31, 2004 and 2003, respectively. Other income was represented by interest income earned on amounts due from entities related to officers, directors and shareholders during 2004 and 2003. Interest expense was $51,513 in 2004 compared to $30,434 in 2003. Increase in interest expense in 2004 was due to Company obtaining additional loans from bank and related parties to fund operations. The Company recorded a loss of $19,424 on its equity investment in New Times Navigation Limited and recorded a gain of $19,424 upon disposition of its investment during 2004. The Company recorded a loss of $32,825 on its equity investment in ETNS Singapore Pte, Ltd. during 2003. The Company recorded a net loss of $363,205 in settlement with Hartcourt as a result of its spin-off from Hartcourt in January 2003. The Company also recorded a loss of $416,787 in settlement of its vendors' debt of $1,635,448 during 2003.

Comprehensive Loss: The Company records foreign currency translation gains and losses as comprehensive income or loss. The company recorded a loss of $10,071 due to foreign currency translations during the year ended December 31, 2004 compared to $1,531 for the same period in 2003.

Liquidity and Capital Resources: The Company's principal capital requirements during the year 2005 are to fund the internal operations and the acquisitions of growth-oriented telecommunications and related businesses in China, Hong Kong and USA. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company is actively pursuing additional credit facilities with financial institutions in Hong Kong and USA as a means to obtain new funding. The Company's management estimates that it currently has the funds to operate for at least twelve months without raising additional capital.

As shown in the accompanying financial statements, the Company incurred a net loss of $2,128,794 for the year ended December 31, 2004 as compared to a net loss of $3,844,283 for the same period in 2003. Additionally, the Company's current liabilities exceeded its current assets by $1,306,505 at December 31, 2004. These factors and the Company's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about ElephantTalk's ability to continue as a going concern.

Operating activities: Net cash used in operating activities for the year ended December 31, 2004 was $691,616 compared to $732,237 for the same period in 2003. The decrease in net cash in operating activities resulted primarily due to the decrease in loss of $1,315,489 in 2004 compared to 2003, decrease of $285,427 in accounts payable and customer deposits, decrease of $133,132 in accrued expenses and other payable, and decrease of $416,394 in cash overdraft.

Investing activities. Net cash provided by investing activities during the year ended December 31, 2004 was $96,453 compared to net cash used in investing activities of $54,199 for the same period in 2003. Cash was provided by the proceeds from sale of investment in ETNS Singapore Pte Ltd. of $100,953 during 2004. The Company purchased property and equipment of $4,500 during 2004 as compared to $67,825 in 2003 and recorded a loss of $13,626 on its investment in ETNS Singapore Pte, Ltd during 2003.

Financing activities. Net cash provided by financing activities during the year ended December 31, 2004 was $664,583 compared to $790,716 during the same period in 2003. Net cash was provided due to net proceeds of $269,591 from issuance of promissory notes, net proceeds of $349,970 from sale of common shares to accredited investors, net proceeds of $59,040 from related parties, offset by payments of $14,018 on capital leases. During 2003, the Company received $1,019,355 from related parties offset by net cash used in payments of $30,434 on capital leases and reduction of factor payable of $198,205.

As a result of the above activities, the Company experienced a net increase in cash and cash equivalents of $59,349 for the year ended December 31, 2004 as compared to $2,749 net increase in cash as of December 31, 2003. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.

Application of Critical Accounting Policies

Revenue Recognition, Cost of Revenue and Deferred Revenue:
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes sales from telecommunications services as services are provided. The Company recognizes revenue from prepaid calling cards as the services are provided. Cost of revenue includes the cost of capacity associated with the revenue recognized within the corresponding time period. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue on the performance of services.

Stock-based Compensation:
The Company follows the prescribed accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights in accordance with SFAS No. 148 "Accounting for Stock-Based Compensation". SFAS No. 148 provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results.

Issuance of Shares for Services:
The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Impact of Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115 "Accounting in certain investments in debt and equity securities". EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

Off Balance Sheet Arrangements

The Company has no off Balance Sheet arrangements at December 31, 2004.


Item 7.  Consolidated Financial Statements

Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 5, 2004, the Company dismissed its independent accountants Kabani & Company, Inc. ("Kabani") as its auditors. Kabani served as the Company's independent auditors for the fiscal years ended December 31, 2003 and 2002. Kabani's report on the Company's consolidated financial statements for the years ended December 31, 2003 and 2002 (the "Reports") did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

During the Company's fiscal years ended December 31, 2003 and 2002, and during the period from January 1, 2004 until Kabani's dismissal, there were no disagreements with Kabani within the meaning of item 304 of regulation S-B or any matter of accounting principles or practices, financial disclosures, or auditing scope or procedures, which disagreements if not resolved to Kabani's satisfaction, would have caused Kabani to make reference to the subject matter of the disagreements in connection with its Reports.

During the Company's fiscal years ended December 31, 2003 and 2002, and during the period from January 1, 2004 until Kabani's dismissal, there were no "reportable events" (as such term is defined in item 304(a)(1)(iv)(B) of regulation S-B.

On May 5, 2004, the Company engaged Webb & Company, P.A., Certified Public Accountants, as the independent accountant of the Company. The decision to appoint Webb & Company, P.A. was approved by the Company's Board of Directors upon recommendation by its audit committee. During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of Webb & Company, P.A., neither the Company nor anyone on Company's behalf consulted with Webb & Company, P.A. regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

Item 8A.  Controls and Procedures

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

Item 8B.  Other Information

None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information about the directors and executive officers of ElephantTalk.

  Director Name      Age              Position                             Since
--------------------------------------------------------------------------------

Mr. Russelle Choi    50       President and Chief Executive Officer        2002

Mr. Pius Lam         46       Vice-President and Chief Operating Officer   2002

Mr. Francis Lim      46       Director                                     2003

Mr. Manu Ohri        49       Executive Vice-President of Finance and
                              Chief Financial Officer                      2002

Mr. James Wang       47       Director                                     2003

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

----------------- ------- --------------------------------- -------------------------------------- -------------
                                 ANNUAL COMPENSATION                LONG TERM COMPENSATION
================= ======= ================================= ====================================== =============
                                                                       Awards           Payouts
================= ======= ================================= =========================== ========== =============
                    Year                          Other       Restricted    Securities    LTIP        All Other
                                                  Annual     Stock Awards   Underlying    Payouts   Compensation
                             Salary    Bonus   Compensation      ($)         Options/       ($)          ($)
                               ($)      ($)        ($)                        SARs
                                                                              (#)
================= ======= =========== ======= ============= ============== ============ ========== =============
Russelle Choi,      2004    $120,000     $0       $20,000        $0           -0-            $0           $0
President and CEO   2003    $120,000     $0       $20,000        $0           -0-            $0           $0
                    2002       $0        $0         $0           $0           -0-            $0           $0
================= ======= =========== ======= ============= ============== ============ ========== =============

                                       31

No options or SARs where granted to any executive officers.

Employment and Related Agreements

On January 1, 2003, ElephantTalk entered into an employment agreement with Mr. Russelle Choi to provide salary, bonuses, and other fringe benefits through December 31, 2005. Annual base salary payable to Mr. Russelle Choi under the agreement was $120,000 per annum in the first year, $132,000 in the second year and $150,000 in the third year. Payments are to be made in equal monthly installments. In the event ElephantTalk did not have sufficient cash flow to pay compensation in cash, Mr. Choi has the option to accept ElephantTalk's restricted common shares for the same amount of compensation. Share price is to be calculated at 50% of the market trading bid price on the first trading day of the month for which the compensation is paid. Mr. Choi elected to receive $120,000 as compensation for the year ended 2004 and was issued 1,078,702 restricted common shares. In addition, Mr. Choi received 179,783 restricted common shares valued at $20,000 as Directors fees for attending Board of Director meetings during 2004. The Company issued 989,009 restricted common shares valued at $120,000 to Mr. Choi towards his 2003 compensation and 164,835 restricted common shares valued at $20,000 as Director fees for attending directors meetings during 2003. The share price used in calculating stock compensation was not discounted by 50% of the market trading bid price on the first trading day of the month for which the compensation was paid.

Compensation of Directors

For attending Board meetings, the Board of Directors approved the compensation of the Company's directors with $5,000 worth of restricted common shares valued at the closing market price of the common shares on first day of each fiscal quarter, starting January 1, 2003.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2004 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

----------- ---------------------------------------   --------------    --------
 Title of     Name & Address of Beneficial Owner   Amount and Nature of  Percent
   Class                                           Beneficial Ownership
                                                            (1)
----------- ---------------------------------------   --------------    --------
Common      Man Eagle Limited                            4,790,955         8.1%
stock       28/F Emperor Group Centre
            288 Hennessy Road, Wanchai
            Hong Kong
----------- ---------------------------------------   --------------    --------
Common      Supreme Luck Management Company Limited      3,393,276         5.7%
stock       6/F 24 Des Voeux Road, Central
            Hong Kong
----------- ---------------------------------------   --------------    --------
Common      Russelle Choi, Director                      5,356,569         9.0%
stock       8/F, 145-159 Yeung Uk Road
            Tsuen Wan, Hong Kong
----------- ---------------------------------------   --------------    --------
Common      Pius Lam, Director                           3,113,163         5.2%
stock       8/F, 145-159 Yeung Uk Road
            Tsuen Wan, Hong Kong
----------- ---------------------------------------   --------------    --------
Common      Theresa Tsoi, Officer                        2,214,275         3.7%
stock       8/F, 145-159 Yeung Uk Road
            Tsuen Wan, Hong Kong
----------- ---------------------------------------   --------------    --------
Common      Manu Ohri, Director                          1,904,507         3.2%
stock       438 E. Katella Avenue, Suite 217
            Orange, California 92867
----------- ---------------------------------------   --------------    --------
Common      Francis Lim, Director                          479,783         0.8%
stock       8/F, 145-159 Yeung Uk Road
            Tsuen Wan, Hong Kong
----------- ---------------------------------------   --------------    --------
Common      James Wang, Director                           100,479         0.2%
stock       8/F, 145-159 Yeung Uk Road
            Tsuen Wan, Hong Kong
----------- ---------------------------------------   --------------    --------
            All Officers and Directors as a group       13,168,776        22.2%
----------- ---------------------------------------   --------------    --------

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

Employee Benefit Plan

The Company adopted an employee benefit plan called "The 2000 Employee Benefit Plan" (the "Plan") on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company's common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company's securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan Administrator under the direction of the Board of Directors administers the Plan. A total of four million (4,000,000) common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to suck option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term.

On January 17, 2001, the Company granted and issued 1,700,000 common shares at a price of $0.005 per share for a total consideration of $8,500. On November 16, 2004, the Company issued 2,000,000 restricted common shares to certain officers and directors as stock grants valued at $118,000 under the Plan. 300,000 shares of common stock remain available for grant at December 31, 2004 under the Plan.

Warrants

The Company did not have any warrants outstanding at December 31, 2004.

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

Item 12: Certain Relationships and Related Transactions

On February 27, 2001, Elephant Talk Limited entered into an agreement with Elephant Talk, Inc. ("ETI"), a corporation organized and existing under the laws of the Commonwealth of Massachusetts, whereby Elephant Talk Limited appointed ETI its sales agent in the United States of America for the sale of its products and services. The term of the sales agency agreement shall be for a period of five (5) years. Elephant Talk Limited agreed to pay a fee totaling three percent (3%) of the cost of any services or products purchased by the customers through the efforts of ETI. During 2004 and 2003, ETI provided calling capacity and prepaid calling card sales to Elephant Talk Limited in the amounts of $0 and $123,823, respectively. Elephant Talk Limited paid commissions to ETI $0 for the years ended December 31, 2004 and 2003, respectively.

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

                                    PART IV.


Item 13.  Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.                       Description of Document
-----------                       -----------------------

      31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

During the last quarter covered by this Report we did not file any Current Reports Form 8-K.


Item 14.  Principal Accountant Fees and Services

During the past two fiscal years, our principal accountant have billed for their services as follows. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2004, as contained in the Annual Report, are not included because they were not incurred until after the end of the fiscal year.

                                                        Year ended December 31,
                                                          2004        2003

          (1) Audit Fees                                $40,767.00   $48,961.00

          (2) Audit-Related Fees                        $     -      $     -

          (3) Tax Fees:                                 $ 1,200.00   $ 1,200.00

          (4) All Other Fees:                           $     -      $     -

          (5) (i) The Audit Committee requires that prior to the engagement of the Company's principal accountant to audit the financial statements of the Company or to perform other Audit Related or Non-Audit Related services, the engagement be reviewed to consider the scope of services to be rendered and the expected fees to be charged by the principal accountant in connection with rendering such services.

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2004

                        ELEPHANT TALK COMMUNICATIONS, INC.
                                 AND SUBSIDIARY


                                     CONTENTS


PAGE       F-1 - 2   REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE        F-3      INDEPENDENT AUDITOR'S REPORT OF THE SUBSIDIARY

PAGE        F-4      CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE        F-5      CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                     LOSS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE        F-6      CONSOLIDATED  STATEMENTS  OF CHANGES IN  STOCKHOLDERS'
                     DEFICIENCY  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE        F-7      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                     DECEMBER 31, 2004 AND 2003

PAGES     F-8 - 16   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
Elephant Talk Communications, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Elephant Talk Communications, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Elephant Talk Communications, Inc. as of December 31, 2003 were audited by other auditors whose report dated April 8, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk
Communications, Inc. and subsidiary as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company had a loss of $2,128,794, a working capital deficiency of $1,306,505, a stockholders' deficiency of $1,563,096, an accumulated deficit of $10,918,242 and used cash in operations of $691,616. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 15. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Webb & Company, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

Boynton Beach, Florida
March 28, 2005

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Elephant Talk Communications, Inc.


We have audited the accompanying consolidated balance sheet of Elephant Talk Communications, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Elephant Talk Limited, whose statements reflect total assets of approximately $968,290 as of December 31, 2003 and total net revenues of $867,171 for the year ended December 31, 2003. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for Elephant Talk Limited for the year ended December 31, 2003, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elephant Talk Communications, Inc. and subsidiaries as of December 31, 2003 and the results of its consolidated operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $8,789,448 which includes net loss of $3,844,283 for the year ended December 31, 2003. The Company has an excess of total liabilities over total assets of $1,904,650 on December 31, 2003. These factors as discussed in Note 15 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
April 8, 2004

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Elephant Talk Communications, Inc.


We have audited the accompanying balance sheet of Elephant Talk Limited, a Hong Kong Corporation (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Limited as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $6,747,312 which includes net losses of $1,982,530 and $1,426,083 for the years ended December 31, 2003 and 2002, respectively. The Company has an excess of total liabilities over total assets of $1,762,184 on December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jimmy C. H. Cheung & Co.
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 13, 2004

                ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $     67,631
  Accounts receivable, net                                      26,106
  Prepaid expenses and other current assets                     77,520
                                                          ------------
         Total Current Assets                                  171,257
PROPERTY AND EQUIPMENT - NET                                   128,057
                                                          ------------
TOTAL ASSETS                                              $    299,314
                                                          ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Overdraft                                               $    132,811
  Accounts payable and customer deposits                       195,718
  Deferred revenue                                             119,888
  Accrued expenses and other payable                            77,400
  Current portion of note payable                              775,969
  Due to related parties                                       175,976
                                                            ----------
         Total Current Liabilities                           1,477,762
                                                            ----------
LONG-TERM LIABILITIES
  Note payable                                                 384,648
                                                             ---------
TOTAL LIABILITIES                                            1,862,410
                                                            ----------

COMMITMENT AND CONTINGENCIES                                         -

STOCKHOLDERS' DEFICIENCY
Preferred stock Class B, no par value,
 5,000,000  shares authorized.                                       -
 none issued and outstanding
Common stock, no par value,
 250,000,000 shares authorized,
 57,068,681 shares issued and 51,968,681 shares outstanding 9,846,748 Common stock, no par value, 4,000,000 shares
 issued as earnest deposit for acquisition                    (480,000)
Accumulated comprehensive loss                                 (11,602)
Accumulated deficit                                        (10,918,242)
                                                           -----------
         Total Stockholders' Deficiency                     (1,563,096)
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   299,314
                                                           ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                        2004            2003
                                                   ------------    ------------
REVENUES, NET                                      $    636,615    $    867,171

COST OF REVENUE                                         497,234         845,438
                                                   ------------    ------------
GROSS PROFIT                                            139,381          21,733
                                                   ------------    ------------
OPERATING EXPENSES
  Selling, general and administrative                   598,486       1,998,546
  Provision for uncollectible stock subscriptions       410,781             -
  Stock compensation to officers, directors
    and employees                                       560,000         447,000
  Stock compensation to consultants                     588,440         108,200
  Impairment of property and equipment                      -           250,000
  Impairment of investments                                 -           117,291
  Depreciation and amortization                          80,208         265,841
                                                   ------------    ------------
      Total Operating Expenses                        2,237,915       3,186,878
                                                   ------------    ------------
LOSS FROM OPERATIONS                                 (2,098,534)     (3,165,145)

OTHER INCOME (EXPENSE)
  Interest income                                        21,893          57,000
  Interest expense                                      (51,513)        (30,434)
  Equity loss of unconsolidated affiliate               (19,424)        (32,825)
  Loss on settlement                                        -          (363,205)
  Loss on settlement of debts                               -          (416,787)
  Gain on disposition of equity investment               19,424             -
  Miscellaneous income                                      160         107,913
                                                   ------------    ------------
         Total Other Income (Expense)                   (29,460)       (678,338)
                                                   ------------    ------------
LOSS BEFORE INCOME TAXES                             (2,127,994)     (3,843,483)
  Income taxes                                              800             800
                                                   ------------    ------------
NET LOSS                                           $ (2,128,794)   $ (3,844,283)
                                                   ------------    ------------
COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)              (10,071)         (1,531)
                                                   ------------    ------------
                                                        (10,071)         (1,531)
                                                   ------------    ------------
COMPREHENSIVE LOSS                                 $ (2,138,865)   $ (3,845,814)
                                                   ============    ============
Net loss per common share and equivalents
 - basic and diluted                               $      (0.05)   $      (0.15)
                                                   ============    ============
Weighted average shares outstanding during the period
 - basic and diluted                                 41,554,724      25,102,850
                                                   ============    ============
       The accompanying notes are an integral part of these consolidated financial statements.

                ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                              Earn- Other
                                                    Common Shares       Subscrip-             est   Compre-   Accumu-     Total
                                 Common         Issued, not outstanding tions Re-   Note      Depo- hensive    lated    Shareholders
       Description          Shares     Amount    Shares       Amount    ceivable  Receivable  sit   Loss      Deficit    Deficiency
------------------------- ---------- ---------- ----------- ----------- --------- ----------  ----- -------  ----------- -----------
Balance-December 31, 2002 41,438,210 $6,394,944           - $         -$(410,781)$(1,387,500) $ - $(553,187)$(4,945,165) $ (901,689)

Receipt of company shares
  as part of settlement
  with Hartcourt                   -          - (17,895,572) (1,288,482)       -         -      -   553,187           -    (735,295)
Settlement with Hartcourt          -          -           -           -        -   1,387,500    -         -           -   1,387,500
Shares issued to directors
  for fees                   624,172     70,000           -           -        -       -        -         -           -      70,000
Shares issued to officers
  for salaries             2,818,675    342,000           -           -        -       -        -         -           -     342,000
Shares issued to vendors
  for settlement of debt   6,259,415  1,635,448           -           -        -       -        -         -           -   1,635,448
Shares issued to
  consultants
  for services               360,000    108,200           -           -        -       -        -         -           -     108,200
Shares issued to employees
  as bonus                   367,242     35,000           -           -        -       -        -         -           -      35,000
Comprehensive loss                 -          -           -           -        -       -        -    (1,531)          -      (1,531)
Net Loss                           -          -           -           -        -       -        -         -  (3,844,283) (3,844,283)
------------------------- ---------- ---------- ----------- ----------- --------- ------ --------- -------- ----------- -----------
Balance-December 31, 2003 51,867,714  8,585,592 (17,895,572) (1,288,482)(410,781)      -        -    (1,531) (8,789,448) (1,904,650)

Shares issued to directors
  for fees                   898,915    100,000           -           -        -       -        -         -           -     100,000
Shares issued to officers
  for compensation         5,074,301    460,000           -           -        -       -        -         -           -     460,000
Shares issued to directors
  for settlement of debt      53,647     12,875           -           -        -       -        -         -           -      12,875
Shares issued to related
  parties for settlement
  of debt                    590,358    141,686           -           -        -       -        -         -           -     141,686
Shares issued
  for acquisition          5,100,000    683,400           -           -        -       -        -         -           -     683,400
Shares issued as earnest
  deposit for acquisition  4,000,000    480,000           -           -        -       - (480,000)        -           -           -
Shares issued to vendors
  for settlement of debt   1,736,111    416,667           -           -        -       -        -         -           -     416,667
Shares cancelled as a
  result of settlement   (17,895,572)(1,288,482) 17,895,572   1,288,482        -       -        -         -           -           -
Sale of shares             2,543,207    349,970           -           -        -       -        -         -           -     349,970
Shares issued to
  consultants
  for services             3,100,000    588,440           -           -        -       -        -         -           -     588,440
Uncollectible stock
  subscriptions                    -          -           -           -  410,781       -        -         -           -     410,781
Shares issued and
  not cancelled           (5,100,000)  (683,400)          -           -        -       -        -         -           -    (683,400)
Comprehensive loss                 -          -           -           -        -       -        -   (10,071)          -     (10,071)
Net loss                           -          -           -           -        -       -        -         -  (2,128,794) (2,128,794)
------------------------- ---------- ---------- ----------- ----------- --------- ------ --------- -------- ----------- -----------

Balance-December 31, 2004 51,968,681 $9,846,748           - $         - $      -  $    -$(480,000)$(11,602)$(10,918,242)$(1,563,096)
========================= ========== ========== =========== =========== ========= ====== ========= ======== =========== ===========


                    The accompanying notes are an integral part of these consolidated financial statements.

                 ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                          2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:                                 -----------    -----------
    Net loss                                                          $(2,128,794)   $(3,844,283)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                          80,208        265,841
    Loss in equity of unconsolidated subsidiary                            19,424         32,825
    Gain on disposal of equity investment                                 (19,424)           -
    Issuance of stock in settlement                                        12,875            -
    Issuance of stock for compensation and fees                           560,000        447,000
    Issuance of stock for consulting services                             588,440        108,200
    Provision for uncollectible stock subscriptions                       410,781            -
    Impairment of property and equipment                                      -          250,000
    Impairment of investments                                                 -          117,291
    Provision for doubtful accounts                                       500,000        400,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                     130,086        327,470
      Decrease in prepaid expenses, deposits and other assets              31,392         17,542
      Increase (Decrease) in accounts payable and customer deposits      (285,427)       576,955
      Increase (Decrease) in deferred revenue                             (41,651)        82,602
      Increase (Decrease) in accrued expenses and other payable          (133,132)       105,167
      Increase (Decrease) in cash overdraft                              (416,394)       381,153
                                                                      -----------    -----------
         Net cash used in operating activities                           (691,616)      (732,237)
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (4,500)       (67,825)
    Proceeds from sale of investment                                      100,953            -
    Investment in unconsolidated affiliate                                    -           13,626
                                                                      -----------    -----------
       Net cash provided by (used in) investing activities                 96,453        (54,199)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease of factor payable                                                -         (198,205)
    Payment on capital leases                                             (14,018)       (30,434)
    Proceeds from issuance of notes                                       269,591            -
    Proceeds from sale of shares                                          349,970            -
    Proceeds from related parties                                          59,040      1,019,355
                                                                      -----------    -----------
        Net cash provided by financing activities                         664,583        790,716
                                                                      -----------    -----------
EFFECT OF EXCHANGE RATES ON CASH                                          (10,071)        (1,531)

NET INCREASE IN CASH                                                       59,349          2,749
CASH, BEGINNING OF THE YEAR                                                 8,282          5,533
                                                                      -----------    -----------
CASH, END OF THE YEAR                                                 $    67,631    $     8,282
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest                                $    50,788    $    30,435

Cash paid during the year for income taxes                            $       800    $       800

    The accompanying notes are an integral part of these consolidated financial statements.

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
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

     (D) Foreign Currency Translation
     --------------------------------

     The functional currency was the Hong Kong Dollar for the years ended December 31, 2004 and 2003. The December 31, 2004 and 2003 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder's equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (E) Property and Equipment
     --------------------------

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

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

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (I) Revenue Recognition, Cost of Revenue and Deferred Revenue
     -------------------------------------------------------------

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

     Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue on the performance of services. Deferred revenue was $119,888 as of December 31, 2004.

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

     (K) Long-Lived Assets
     ---------------------

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company recorded an impairment of property and equipment of $0 and $250,000 for the years ended December 31, 2004 and 2003, respectively.

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

     (M) Concentrations of Risk
     --------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company's revenue and majority of its assets are derived from operations in Hong Kong and China.

     (N) Reporting Segments
     ----------------------

     Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements. The Company has determined it has only one segment.

     (O) Stock-based Compensation
     ----------------------------

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The adoption of SFAS No. 148 did not have a material affect on the net loss of the Company.

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

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (S) New Accounting Pronouncements
     ---------------------------------

     In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 23R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

     In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115 "Accounting in certain investments in debt and equity securities". EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

     (T) Principles of Consolidation
     -------------------------------

     The accompanying consolidated financial statements for the year ended December 31, 2004 include the accounts of Elephant Talk Communications, Inc., and its 100% wholly-owned subsidiary Elephant Talk Limited. The consolidated financial statements for the year ended December 31, 2003 include the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its 35.42% equity investment in ETNS Singapore, Pte Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (U) Supplemental Disclosure of Non-cash Investing and Financing Activities
     --------------------------------------------------------------------------

     The cash flow statements do not include the following non-cash investing and financing activities. In 2004, the Company issued 5,973,216 restricted common shares valued at $560,000 to officers and directors as compensation and fees for attending Board meetings; issued 53,647 restricted common shares valued at $12,875 to directors for settlement of their debt; issued 2,326,469 restricted common shares valued at $558,353 to vendors and related parties for settlement of debt; issued 4,000,000 common shares valued at $480,000 to a third party as earnest deposit for acquisition of 60% equity interest in an entity; and issued 3,100,000 common shares valued at $588,440 to certain consultant for advisory and services.

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


NOTE 2   MARKETABLE SECURITIES
------   ---------------------

     The Company's securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

     Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. The Company did not have any investment in marketable securities at December 31, 2004. On December 31, 2003, the Company determined that the investment in marketable securities was at zero value based upon the fair value of the marketable securities on December 31, 2003. The Company determined the decline in value of the marketable securities was permanent and therefore, recorded an impairment on investments amounting to $10,835.


NOTE 3   ACCOUNTS RECEIVABLE
------   -------------------

     Accounts receivable at December 31, 2004 consisted of the following:

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   2004
                                                           ------------------

     Accounts receivable                                $          26,106
     Less allowance for doubtful accounts                               -
                                                           ------------------
                                                        $          26,106
                                                           ==================

     For the years ended December 31, 2004 and 2003, the Company recorded a provision for bad and doubtful accounts of $0 and $20,000, respectively, in its statements of operations.


NOTE 4   PROPERTY AND EQUIPMENT
------   ----------------------

     Property and equipment at December 31, 2004 consisted of the following:

                                                                   2004
                                                           ------------------

     Office and computer equipment                      $       4,399,328
     Leasehold improvement                                          6,410
     Furniture and fixtures                                        91,649
                                                           ------------------
                                                                4,497,387
      Less accumulated depreciation and amortization           (4,369,329)
                                                           ------------------
                                                        $         128,058
                                                           ==================

     Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was $80,208 and $265,841, respectively.


NOTE 5   INVESTMENT IN AFFILIATE
------   -----------------------

     On February 18, 2004, the Company's wholly-owned subsidiary Elephant Talk Ltd. sold all of its 35.42% equity interest in ETNS Singapore, Pte, Ltd. for cash consideration of $100,953. Based upon the realizable value of the investment, the Company did not record any gain or loss on sale of its equity investment.

     The Company's share of loss for 2003 was $32,825. On December 31, 2003, the Company recorded an impairment of the investment based upon future realization of the investment for cash amounting $100,953, resulting in the impairment of $106,456 in the year ended December 31, 2003.

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On May 24, 2004, the Company completed its purchase of 30% of all of the issued and outstanding shares of common stock of New Times Navigation Limited ("New Times") for a total consideration valued at $4,283,400 from four shareholders of Renren Holdings Limited, parent company of New Times. The purchase consideration was payable as follows: $683,400 of the purchase consideration consisted of 5,100,000 restricted common shares valued at the five days average closing price of $0.134 per common share, on the date of closing, and $3,600,000 of the purchase consideration to be settled by issuance of unsecured convertible promissory notes. The parties mutually agreed to terminate the purchase agreement in December 2004 and agreed to exchange the same number of shares issued to each of the parties on the date of acquisition. During 2004, the Company recorded its share of loss of $19,424 in its equity investment in New Times. The Company recorded a gain of $19,424 on disposition of its equity investment in December 2004. The Company has returned all of the shares of New Times as of December 31, 2004. On February 22, 2005, the Company received and cancelled share certificates of 2,252,500 common shares and expects to receive the remaining shares issued for this acquisition by April 30, 2005.


NOTE 6   DUE FROM RELATED PARTIES
------   ------------------------

     The Company provided guarantees to third parties for funds advanced by them to entities that officers and/or shareholders have an ownership interest in. The balances of funds advanced as of December 31, 2004 are:

                                                                   2004
                                                           ------------------

     Due from ET Network Services, Ltd.                 $         330,934

     Due from entities related to shareholders                     33,811
                                                           ------------------
                                                        $         364,745
                                                           ==================

     The amounts are due on demand, unsecured and carry interest at the rate of six percent (6%) per year. Total interest income from the related parties amounted to $21,885 and $57,000 for the years ended December 31, 2004 and 2003. The Company provided an allowance for doubtful accounts of $364,745 and $400,000 on amounts due from such entities at December 31, 2004 and 2003.

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7   NOTES PAYABLE
------   -------------

     Notes payable are summarized as follows:
                                                                   2004
                                                           ------------------

          Note payable, bank, monthly principal and       $       344,920
             interest payments of $12,536 including
             interest at bank's prime rate plus 1.5% per anum, 6.5% at December 31, 2004, due December 24, 2006, secured by personal guarantees of three shareholders

          Note payable, bank, monthly principal and               196,361
             interest payments of $2,678 including
             interest at bank's prime rate plus 1.5% per anum, 6.5% at December 31, 2004, due December 24, 2011, secured by personal guarantees of three shareholders

          Note payable, bank, monthly principal and                87,284
             interest payments of $1,656 including
             interest at bank's prime rate plus 1.5% per anum, 6.5% at December 31, 2004, due June 28, 2009, secured by personal guarantees of three shareholders

          Note payable, bank, monthly payments of                 282,051
             interest at bank's prime rate plus 2% per anum, 7.0% at December 31, 2004, due January 16, 2006

          Notes payable, investor, interest at 6% per             250,000
             anum, due on October 24, 2005, November 29,
             2005 and December 29, 2005

                                                           ------------------

                                                                1,160,616

          Less current portion                                   (775,969)
                                                           ------------------

          Notes payable, net of current portion           $       384,647
                                                           ------------------

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a summary of principal maturities of notes payable:

             2005                                         $       775,969

             2006                                                 193,409

             2007                                                  41,319

             2008                                                  44,233

             2009                                                  39,724

             Thereafter                                            65,962
                                                           ------------------

                                                          $     1,160,616
                                                           ------------------

NOTE 8   DUE TO RELATED PARTIES
------   ----------------------

     The Company received advances from entities that certain officers and/or shareholders have an ownership interest. The balances as of December 31, 2004 are:
                                                                   2004
                                                           ------------------


     Due to entities related to certain officers,
       directors and shareholders                         $        89,756

     Due to entities related to shareholders                       16,601

     Due to directors                                              69,619

                                                           ------------------

                                                          $       175,976
                                                           ==================

     The amount due to entities related to certain officers, directors and shareholders is due on demand, unsecured and carry interest at the rate of six percent (6%) per year. Total interest expense due to related parties amounted to $10,559 and $10,200 for the years ended December 31, 2004 and 2003, respectively.

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9   STOCKHOLDERS' DEFICIENCY
------   ------------------------

     Common Stock

     The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 57,068,681 shares issued and outstanding. The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

     On September 25, 2002, pursuant to the terms of the Spin-Off Agreement with The Hartcourt Companies, Inc. ("Hartcourt"), the Company issued 5,000,000 restricted common shares to Hartcourt valued at $320,000 based on the market value of the common shares on the date of issue. On January 4, 2003, the Company received from Hartcourt all of the 17,895,579 of its common shares held by Hartcourt pursuant to the finalization of the terms of the Spin-Off Agreement. Upon completion of the transaction on January 4, 2003, the Company recorded its 17,895,579 common shares as shares authorized but unissued shares valued at $1,288,482. As a part of the settlement, the Company settled a note receivable including accrued interest thereon, of $1,387,500 and a note payable of $349,000. The Company also returned to Hartcourt 1,000,000 shares of common stock of Hartcourt it was holding, valued at $60,000, and assumed a loan of $140,595 from a third party. As a result of the completion of the spin-off agreement with Hartcourt, the Company recorded a loss of $270,613 as loss on settlement. On March 30, 2004, the Company cancelled 17,895,579 of its common shares valued at $1,288,482 that were received as part of the settlement with Hartcourt.

     On May 24, 2004, the Company issued 5,100,000 restricted common shares to four shareholders of New Times Navigation Limited ("New Times") valued at $683,400 as partial consideration for purchase of its 30% equity investment interest in New Times. The purchase transaction was mutually rescinded by

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     both parties on December 10, 2004. The Company did not receive the 5,100,000 restricted common shares from the shareholders of New Times as of December 31, 2004, and has recorded such common shares as shares issued to be cancelled at December 31, 2004. The Company recorded a loss from operations of $19,424 of its equity investment in New Times as of December 31, 2004, and a gain of $19,424 on disposal of the equity investment.

     During 2004, the Company issued 2,380,116 common shares valued at $571,228 to directors, related parties and vendors for settlement of debt; issued 4,000,000 common shares valued at $480,000 to a third party as earnest deposit for the acquisition of 60% of the equity interest in an entity; and issued 3,100,000 common shares valued at $588,440 to certain consultants for advisory and services. As of December 31, 2004, the Company had not closed on the acquisition and the earnest deposit was recorded as a contra equity. The Company completed the acquisition on January 5, 2005.

     During 2004, the Company entered into a Stock Sale Agreements with accredited investors who purchased 2,543,207 common shares under Rule 144 restriction, for cash consideration of $349,970.

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

     (A) Stock Issued to officers and directors for Services
     -------------------------------------------------------

     During 2004 and 2003, the Company issued 5,973,216 and 3,442,847 restricted common shares valued at $560,000 and $412,000 as compensation to directors for salaries and fees for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month. The Company recorded $560,000 and $412,000 as compensation expense for the years ended December 31, 2004 and 2003, respectively.

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (B) Stock Issued for settlement of Debt
     ---------------------------------------

     During 2004 and 2003, the Company issued 2,380,116 and 6,259,415 restricted common shares valued at $ 571,228 and $1,635,448 to directors, related parties and certain vendors in settlement of their debts. The shares were valued at the average market price of five days trading before and after the date of issuance. The Company recorded a loss of $0 and $416,787 on settlement of debt in the accompanying financial statements for the period ended December 31, 2004 and 2003, respectively.

NOTE 10  RELATED PARTY TRANSACTIONS
-------  --------------------------

     (A) Elephant Talk, Inc.
     -----------------------

     During 2004 and 2003, the Company provided calling capacity on prepaid calling card sales to a company related to certain officers, directors and shareholders.
                                               2004                   2003
                                         -----------------     -----------------

     Capacity costs
     (included in cost of revenue)    $                 -    $          123,823
                                        ==================     =================

     (B) ET Network Services, Ltd.
     -----------------------------

     During 2004 and 2003, the Company  provided  management and  administrative services to a company related to certain officers, directors and shareholders. The total cost of such services during 2004 and 2003 were $0 and $22,031, respectively.

     During 2004 and 2003, the Company was provided management and administrative services from a company related to certain officers, directors and shareholders. The total cost of such services received during 2004 and 2003 were $0 and $181,199, respectively.

     (C) Well Gear Inc.
     ------------------

     During 2004 and 2003, the Company received income and incurred carrier charges from a company related to certain officers, directors and shareholder. The total amount of income received in 2004 and 2003 was $0 and $14,170, and carrier charges incurred was $0 and $20,229. The Company incurred rental expense of $46,266 and $0 for the years ended December 31, 2004 and 2003, respectively.

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

     Operating Leases
     ----------------
     The Company leases one of its corporate offices space with an affiliate under a month to month operating lease. Monthly rental expense under all the leases are $3,339 per month. Rent expense under operating leases for the years ended December 31, 2004 and 2003 was $40,068 and $3,918, respectively.

     Guarantees
     ----------
     The Company and three shareholders have provided personal guarantees to a bank on installment loans of $628,566 given to a third party affiliate. The loans are recorded in the accompanying financial statements as of December 31, 2004.

     Employment Agreement
     --------------------
     The Company entered into an employment agreement with its Chief Executive Officer to provide salary, bonuses and other fringe benefits through December 31, 2005. Annual base salary payable under the employment agreement for 2005 is $150,000.

NOTE 12  INCOME TAXES
-------  ------------

     Income tax expense (benefit) for the years ended December 31, 2004 and 2003 is summarized as follows:
                                                  2004                2003
                                            ---------------     ----------------
     Current:
       Federal                            $       (723,800)   $     (1,190,000)
       State                                      (127,700)           (210,000)
     Deferred taxes                                852,300           1,399,200
                                            ===============     ================
     Income tax expense (benefit)         $            800    $            800
                                            ===============     ================

     The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                         December 31,             December 31,
                                             2004                     2003
                                        ------------             ------------
     Tax expense (credit)
     at statutory rate-federal               (34%)                     (34%)
     State tax expense net of federal tax     (6%)                      (6%)
     Permanent differences                     -                         -
     Valuation allowance                      40%                       40%
                                        ------------             ------------
     Tax expense at actual rate                -                         -
                                        ============             ============

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

       Deferred tax assets:
       Net operating loss carry forward                         $     4,367,300
                                                               -----------------
          Total gross deferred tax assets                             4,367,300
       Less valuation allowance                                      (4,367,300)
                                                               -----------------
       Net deferred tax assets                                 $             -
                                                               =================

     At December 31, 2004, the Company had net operating loss carry forwards of approximately $10,918,200 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2018.

     The net change in the valuation  allowance  during the year ended  December
     31,  2004  and  2003  was  an  increase  of  $1,687,300   and   $1,400,000,
     respectively.


NOTE 13  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS
-------  -------------------------------------------------

     During 2004 and 2003, the Company received 43% and 42% of its revenue from three customers. The Company had accounts receivable due from these three customers in 2004 and 2003 of $12,256 and $12,071 respectively.

     During 2004 and 2003, the Company purchased 65% and 10% of its calling capacity from one supplier.

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

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     On January 17, 2001, the Company granted and issued 1,700,000 common shares at a price of $0.005 per share for a total consideration of $8,500. On November 16, 2004, the Company granted and issued 2,000,000 common shares at a price of $0.059 per share for a total consideration of $118,000. Under the Plan 300,000 shares of common stock and 4,000,000 stock options remain available for grant at December 31, 2004.

NOTE 15  GOING CONCERN
-------  -------------

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The Company has an accumulated deficit of $10,918,242 at December 31, 2004 which includes a net loss of $2,128,794 for the year ended December 31, 2004. The Company's total current liabilities exceed its total current assets by $1,306,505, a stockholders' deficiency of $1,563,096 and the Company used cash in operations of $691,616. This raises a substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                       ELEPHANT TALK COMMUNICATIONS, INC.
                                AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16  SUBSEQUENT EVENTS
-------  -----------------

     On January 5, 2005, the Company completed a transaction where it formed True Precise Technology Limited ("True Precise"), a limited liability company registered in British Virgin Island, as its investment holding company, that acquired 60% of the equity ownership interest in Urumqui General System Technology Ltd. ("WestSMS") from Keen Solution Group Limited ("Keen Solution"), a limited liability company registered under the laws of British Virgin Islands.. As consideration for the acquisition, on July 26, 2004, the Company issued 4,000,000 restricted common shares to the shareholders of Keen Solution valued at $480,000, as its earnest deposit. The Company agreed to issue an additional 14,137,500 restricted common shares valued at $1,116,862 to complete the acquisition. Upon completion of the transaction, True Precise became a wholly-owned subsidiary of the Company and General System became a majority owned subsidiary of True Precise.

     Subsequent to December 31, 2004, the Company has issued 3,801,528 common shares to officers and directors as compensation and fees to attend Board meetings. The Company issued 400,000 common shares to a consultant for business and advisory services. On February 22, 2005, the Company cancelled 2,252,500 restricted common shares received from two shareholders of New Times pursuant to rescission of its equity investment in New Times.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELEPHANT TALK COMMUNICATIONS, INC.


Date:  March 31, 2005                       By: /s/ Russelle Choi
                                            ------------------------------
                                            Russelle Choi
                                            Chairman of the Board
                                            President & Chief Executive Officer
                                            (Principal Executive Officer)

Date:  March 31, 2005                       By: /s/ Manu Ohri
                                            ------------------------------
                                            Manu Ohri
                                            Executive Vice President, Finance &
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                              Date
--------------------------   -----------------------------      ---------------

/s/ Russelle Choi            President, Chief Executive         March 31, 2005
-----------------            Officer and Director
Russelle Choi

/s/ Pius Lam                 Chief Operating Officer            March 31, 2005
------------                 and Director
Pius Lam

/s/ Manu Ohri                Chief Financial Officer            March 31, 2005
-------------                Director and Secretary
Manu Ohri

/s/ Francis Lim              Director                           March 31, 2005
---------------
Francis Lim