Form 10QSB
period 2005-03-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2005-05-20
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

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

As of May 15, 2005, Elephant Talk Communications, Inc. had 80,943,004 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

             Yes [  ]                                       No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2005
                                                                        Page
PART 1  FINANCIAL INFORMATION                                           ----

Item 1. Financial Statements

        Consolidated Balance Sheet at March 31, 2005 (Unaudited)           3

        Consolidated Statements of Operations for the Three Months
        ended March 31, 2005 and 2004 (Unaudited)                          5

        Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 2005 and 2004 (Unaudited)                          6

        Notes to the Consolidated Financial Statements (Unaudited)         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               14

Item 3. Controls and Procedures                                           21


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                 22

Item 2. Changes in Securities                                             22

Item 3. Defaults upon Senior Securities                                   22

Item 4. Submission of Matters to Vote of Security Holders                 22

Item 5. Other Information                                                 22

Item 6. Exhibits and Reports on Form 8-K                                  22

Signatures and Certifications                                             23

Part 1 FINANCIAL INFORMATION
Item 1. Financial Statements

                  ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                    MARCH 31, 2005
                                      (UNAUDITED)

                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $     207,758
  Accounts receivable, net                                          200,739
  Due from related parties                                            9,644
  Prepaid expenses and other current assets                          48,676
                                                              -------------
         Total Current Assets                                       466,817
                                                              -------------
PROPERTY AND EQUIPMENT - NET                                        119,431

OTHER ASSETS
  Goodwill                                                        1,360,248
  Earnest deposit for acquisitions                                3,830,969
                                                              -------------
         Total Other Assets                                       5,191,217
                                                              -------------
TOTAL ASSETS                                                  $   5,777,465
                                                              =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Overdraft                                                   $     135,823
  Accounts payable and customer deposits                            134,423
  Advances from third party                                       4,000,000
  Deferred revenue                                                  122,991
  Accrued expenses and other payable                                 99,532
  Current portion of note payable                                   816,339
  Due to related parties                                            190,795
                                                              -------------
     Total Current Liabilities                                    5,499,903

LONG-TERM LIABILITIES
  Note payable                                                      316,670
                                                              -------------
TOTAL LIABILITIES                                                 5,816,573
                                                              -------------
MINORITY INTEREST                                                   118,722
                                                              -------------
COMMITMENT AND CONTINGENCIES                                              -






   The accompanying notes are an integral part of these financial statements.

                  ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET (Continued)
                                    MARCH 31, 2005
                                      (UNAUDITED)


STOCKHOLDERS' DEFICIENCY

Preferred stock Class B, no par value, 5,000,000
  shares authorized. none issued and outstanding                          -
Common stock, no par value, 250,000,000 shares
  authorized,  56,170,206 issued and outstanding                 10,086,748
Common stock, no par value, 19,137,500 shares
  issued for acquisition                                            956,875
Accumulated comprehensive loss                                      (10,958)
Accumulated deficit                                             (11,190,495)
                                                              -------------
        Total Stockholders' Deficiency                             (157,830)
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $   5,777,465
                                                              =============



































   The accompanying notes are an integral part of these financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                                                        2005            2004
REVENUES                                             -----------   -----------
 Telecommunication products                              123,833       179,867
 Technical services                                      176,325             -
                                                     -----------   -----------
       Total Revenues                                    300,158   $   179,867

COST OF REVENUE
 Telecommunication products                               92,611       115,819
 Technical services                                            -             -
                                                     -----------   -----------
       Total Cost of Revenue                              92,611       115,819

                                                     -----------   -----------
GROSS PROFIT                                             207,547        64,048
                                                     -----------   -----------
OPERATING EXPENSES
 Selling, general and administrative                     385,066       657,312
 Depreciation and amortization                            18,443        66,549
                                                     -----------   -----------
       Total Operating Expenses                          403,509       723,861
                                                     -----------   -----------
LOSS FROM OPERATIONS                                    (195,962)     (659,813)

OTHER INCOME (EXPENSE)
 Interest income                                             487             -
 Interest expense                                         (8,339)      (10,538)
 Gain on settlement of vendor payables                         -       227,655
                                                     -----------   -----------
       Total Other Income (Expense)                       (7,852)      217,117
                                                     -----------   -----------
LOSS BEFORE INCOME TAXES                                (203,814)     (442,696)
 Income taxes                                                800           800
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY      -----------   -----------
  INTEREST                                              (204,614)     (443,496)

Income in subsidiary attributable to minority interest    67,639             -
                                                     -----------   -----------
NET LOSS                                             $  (272,253)  $  (443,496)

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)                   644          (811)
                                                     -----------   -----------
                                                             644          (811)
                                                     -----------   -----------
COMPREHENSIVE LOSS                                   $  (271,609)  $  (444,307)
                                                     ===========   ===========
Net loss per common share and equivalents -
  basic and diluted                                  $     (0.00)  $     (0.01)
                                                     ===========   ===========
Weighted average shares outstanding during
  the period -  basic and diluted                     67,319,573     52,423,907
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                                                             2005        2004
CASH FLOWS FROM OPERATING ACTIVITIES:                   ------------ -----------
 Net loss                                               $  (272,253) $ (443,496)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                               18,443      66,549
 Minority interest in subsidiary                             67,638
 Issuance of stock for compensation and services            220,000     110,500
 Issuance of stock for consulting services                   20,000     128,640
 Provision for uncollectible amounts                          5,682     285,283
 Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable               (180,315)    (27,835)
  Decrease in prepaid expenses, deposits and other assets    28,844      45,788
  Decrease in accounts payable and customer deposits        (61,295)    (57,498)
  Increase (Decrease) in deferred revenue                     3,103     (80,908)
  Increase (Decrease) in accrued expenses and other payable  22,131    (182,362)
  Increase (Decrease) in cash overdraft                       3,012    (339,857)
                                                        -----------  ----------
     Net cash used in operating activities                 (125,009)   (495,196)
                                                        -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          (9,817)          -
 Earnest deposit on acquisitions                         (3,830,969)          -
 Proceeds from acquisition of True Precise                  127,711           -
 Proceeds from sale of investment                                 -     100,953
                                                        -----------  ----------
   Net cash provided by (used in) investing activities   (3,713,075)    100,953
                                                        -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances received for acquisitions                       4,000,000           -
 Payment on notes payable                                   (27,608)    (15,093)
 Proceeds from sale of shares                                     -     300,000
 Proceeds from related parties, net                           5,175     203,139
                                                        -----------  ----------
   Net cash provided by financing activities              3,977,567     488,046
                                                        -----------  ----------
EFFECT OF EXCHANGE RATES ON CASH                                644        (811)

NET INCREASE IN CASH                                        140,127      92,992
CASH, BEGINNING OF THE YEAR                                  67,631       8,282
                                                        -----------  ----------
CASH, END OF THE YEAR                                   $   207,758  $  101,274
                                                        ===========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
Cash paid during the period for interest                $     8,339  $   10,538
Cash paid during the period for income taxes            $       800  $      800





   The accompanying notes are an integral part of these financial statements.
                                       6

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1:  Organization and Nature of Operations
         -------------------------------------
     Elephant Talk Communications, Inc. (herein referred to as "ElephantTalk", "ETCI" or "Company" formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation. On January 4, 2002, Staruni Corporation merged with Elephant Talk Limited, a company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the merger and to emphasize that the Company's new focus will be the business of Elephant Talk Limited.

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

     On January 5, 2005, the Company completed the purchase of 60% of the equity ownership interest in True Precise Technology Limited ("True Price"), a limited liability company registered in British Virgin Islands, from Keen Solution Group Limited in a stock swap arrangement. As consideration for the acquisition, on July 26, 2004, the Company issued 4,000,000 restricted common shares to Keen Solution valued at $480,000 as the earnest deposit. On May 10, 2005, the Company issued an additional 19,137,500 restricted Common Shares valued at $1,366,862 as the remaining balance of the consideration. Upon completion of the acquisition on January 5, 2005, True Precise became a majority owned subsidiary of the Company. True Precise through its wholly owned subsidiary, Urumqi Jingyi Technology Limited ("UJT") provides exclusive technical consulting and advisory services for development and integration of data communications and information systems.

NOTE 2:  Basis of Presentation
         ---------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2004 Form 10-KSB.

     The audited consolidated financial statements of the Company for the year ended December 31, 2004 were filed on April 1, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation has been included.

     The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire year. Certain 2004 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3:  Principles of Consolidation
         ---------------------------
     The accompanying consolidated financial statements for the three months ended March 31, 2005 included the accounts of Elephant Talk Communications, Inc., its 100% wholly owned subsidiary Elephant Talk Limited and its 60% owned subsidiary True Precise Technology Limited. The consolidated financial statements for the same period in 2004 included the accounts of Elephant Talk Communications, Inc., and its 100% wholly owned subsidiary Elephant Talk Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     During the three months ended March 31, 2005, the Company issued 3,801,525 common shares valued at $220,000 as compensation to directors for salaries and fees for attending Board meetings. The Company issued 400,000 common shares valued at $20,000 to a consultant for providing consulting and management advisory services.

NOTE 6:  Recent Pronouncements
         ---------------------
     In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

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

NOTE 7:  Advance from Third Parties
         --------------------------
     On Jan 17, 2005, the Company signed a Memorandum of Understanding (MOU) with an investment holding company in Europe whereby the investment holding company agreed to acquire 195,947,395 restricted Common Shares of the Company for $7,837,896. On March 3, 2005, the investment holding company advanced the Company $3,900,000 as its earnest deposit towards its purchase of the Company's 195,947,395 Common Shares. The Company and the investment holding company are conducting their due diligence of each other and expect to sign a definitive agreement by June 15, 2005 upon completion of their due diligence. The investment holding company will own approximately 58% of the outstanding Common Shares of the Company upon completion of the transaction. The Company has recorded the advance under current liabilities in the accompanying financial statements at March 31, 2005.

     On January 28, 2005, an investor based in Europe advanced $100,000 to the Company as an unsecured loan payable within six months from the date of advance. The Company has recorded the advance under current liabilities in the accompanying financial statements at March 31, 2005.

NOTE 8:  Earnest Deposits for Acquisitions
         ---------------------------------
     On January 17, 2005, the Company entered into a Memorandum of Understanding ("MOU") with an investor based in Europe whereby, the Company agreed to acquire all of the issued and outstanding shares of a European telecom from the investor. On March 10, 2005, the Company made an earnest deposit of $3,640,000 to the investor for its proposed acquisition of the European telecom. On March 30, 2005, the Company advanced an additional $65,000 to the European telecom for its working capital requirements. The Company is conducting its due diligence of its proposed acquisition of the European telecom and expects to execute a definitive agreement upon completion of its due diligence.

     On March 30, 2005, the Company made an earnest deposit of $125,969 to a telecommunications service provider, a company registered in British Virgin Islands, for its proposed acquisition of 100% of equity ownership of the telecom service provider's business. The Company is conducting its due diligence of the telecom service provider and expects to execute a definitive agreement upon completion of its due diligence.

     The Company has recorded $3,830,969 as earnest deposits for acquisitions in the accompanying financial statements as of March 31, 2005.


NOTE 9:  Investment in True Precise Technology Ltd.
         ------------------------------------------
     On April 3, 2004, the Company signed a Share Exchange Agreement with its intent to acquire 60% of the equity ownership interest in Urumqi General Systems Technology Company Ltd., a company registered in PRC from Keen Solution Group Limited (Keen Solution), a company registered in British Virgin Island. The transaction was restructured whereas Keen Solution formed True Precise Technology Limited ("True Precise"), a limited liability company registered in British Virgin Island, as a vehicle to complete the Company's acquisition. On January 5, 2005, the Company completed its purchase of 60% equity ownership interest in True Precise, from Keen Solution in a Share Exchange Agreement. As consideration for the acquisition, on July 26, 2004, the Company had issued 4,000,000 restricted common shares to Keen Solution valued at $480,000 as the earnest deposit. On May 10, 2005, the Company issued an additional 19,137,500 restricted Common Shares valued at $956,875 as the remaining balance of the consideration to complete its obligation. Upon completion of the acquisition on January 5, 2005, True Precise became a majority owned subsidiary of the Company.


     Consideration paid for True Precise Technology Ltd.:
                                                                    2005
                                                                -----------

     Common Shares issued - 23,137,500 shares                   $ 1,436,875
                                                                ===========

     Fair value of net assets received
          on acquisition date:                                 January 5, 2005
                                                                  -----------
     Cash                                                           $ 127,711
                                                                  -----------
                                                                      127,711
     Minority interest                                                (51,084)
                                                                  -----------
                                                                       76,627
     Goodwill                                                       1,360,248
                                                                  -----------
     Total consideration paid                                     $ 1,436,875
                                                                  ===========

NOTE: 10:  Segment Information
           -------------------
     The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in two segments consisting of Telecommunications Products and Technical Consulting Services. The Company evaluates performance based on sales, gross profit margins and operating profits. All inter-segment transactions have been eliminated in the consolidated financial statements.

                                            Telecom-     Technical      Corporate
                                          munications    Consulting        and
     Segment Information                    Products      Services        Other           Total
                                          -----------   -----------    -----------    -----------
     Three months ended March 31, 2005:
     Revenue                              $   176,325   $   123,833    $      --      $   300,158
                                          -----------   -----------    -----------    -----------

     Income (Loss) from operations        $  (169,097)  $   143,603    $  (229,308)   $  (203,814)
                                          -----------   -----------    -----------    -----------

     Depreciation & amortization          $    18,343   $      --      $       100    $    18,443
                                          -----------   -----------    -----------    -----------

     Assets                               $   277,815   $   296,806    $ 6,711,824    $ 7,286,445
                                          -----------   -----------    -----------    -----------

     Capital expenditures                 $     9,817   $      --      $      --      $     9,817
                                          -----------   -----------    -----------    -----------


     Three months ended March 31, 2004:
     Revenue                              $   179,867   $      --      $      --      $   179,867
                                          -----------   -----------    -----------    -----------

     Income (Loss) from operations        $  (184,766)  $      --      $  (257,930)   $  (442,696)
                                          -----------   -----------    -----------    -----------

     Depreciation & amortization          $    66,449   $      --      $       100    $    66,549
                                          -----------   -----------    -----------    -----------

     Assets                               $   480,337   $      --      $     5,304    $   485,641
                                          -----------   -----------    -----------    -----------

     Capital expenditures                 $      --     $      --      $      --      $      --
                                          -----------   -----------    -----------    -----------

                                       11


NOTE 11: Related Party Transactions
         --------------------------
     The Company has advanced funds amounting to $374,389 to entities that the Company's officers and/or shareholders have an ownership interest in prior to 2002. The Company has provided a reserve for uncollectible funds amounting to $364,745 for such funds advanced as of March 31, 2005.

     The Company's affiliate had signed a promissory note of $408,975 which was fully guaranteed by the Company. The note requires a monthly installment of $12,535 with the remaining balance due on December 24, 2006. The affiliate is in arrears in making monthly payments, and in case of default of payments on the promissory note, the Company will be obligated to pay the unpaid balance of the note in full. The Company has provided a full allowance for the unpaid balance of $336,970 on the promissory note in the accompanying financial statements at March 31, 2005.

NOTE 12: Stockholders' Equity
         --------------------
     Issuance of common stock: During the three months ended March 31, 2005, the Company issued 3,801,525 common shares valued at $220,000 as compensation to directors for salaries and fees for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month starting January 1, 2005. The Company issued 400,000 common shares valued at $20,000 to a consultant for providing consulting and advisory services. The common shares were valued at the ten day average market closing price from the date of issuance.

     Pursuant to cancellation of Company's investment in New Times in December 2004, the shareholders of New Times were required to return to the Company 5,100,000 common shares as part of Company's consideration towards its 30% investment interest in New Times. On February 22, 2005, the Company cancelled 2,252,500 common shares received from New Times shareholders. The Company expects to receive and cancel the remaining 2,847,500 common shares held by New Times shareholders, by June 15, 2005. The Company has taken protective measures to ensure that the remaining 2,847,500 common shares are restricted and non tradable as of March 31, 2005.

     On January 5, 2005, the Company completed its purchase of 60% equity ownership interest in True Precise from Keen Solution in a stock exchange agreement. As consideration for the acquisition, on July 26, 2004, the Company issued 4,000,000 restricted common shares to Keen Solution valued at $480,000 as its earnest deposit. Although the acquisition was completed on January 5, 2005, the Company issued the remaining additional 19,137,500 restricted Common Shares valued at $956,875 on May 10, 2005. The Company recorded its Investment in True Precise at $1,436,875 as of March 31, 2005 in the accompanying financial statements.

NOTE 13: Basic and Diluted Net Loss Per Share
         ------------------------------------
     Basic and diluted net loss per share for the three months ended March 31, 2005 and 2004 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 14: Employee Benefit Plan
         ---------------------
     The Company adopted an employee benefit plan "The 2000 Employee Benefit Plan" (the "Plan") on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company's common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company's securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 300,000 shares of common stock and 4,000,000 stock options remain available for grant at March 31, 2005.

NOTE 15: Going Concern
         -------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $11,190,495 including a net loss of $272,253 for the three months ended March 31, 2005. This raises a substantial doubt about the Company's ability to continue as a going concern. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended March 31, 2005 towards
     (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable
     (iv) settlement of vendors debt by issuance of common shares and (v) acquire profitable companies that bring synergies to the Companies products and services.

NOTE 16: Subsequent Events
         -----------------
     On April 1, 2005 and May 8, 2005, the Company issued 1,685,714 and 1,102,084 restricted common shares valued at $106,000 to its officers and directors for compensation for April and May 2005.

     On May 10, 2005, the Company issued 19,137,500 restricted common shares valued at $956,875 as remaining consideration towards its purchase of 60% ownership interest in True Precise.


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

     On April 3, 2004, the Company signed a Share Exchange Agreement with its intent to acquire 60% of the equity ownership interest in Urumqi General Systems Technology Company Ltd., a company registered in PRC from Keen Solution Group Limited (Keen Solution), a company registered in British Virgin Island. The transaction was restructured whereas Keen Solution formed True Precise Technology Limited ("True Precise"), a limited liability company registered in British Virgin Islands, as a vehicle to complete the Company's acquisition. On January 5, 2005, the Company completed its purchase of 60% equity ownership interest in True Precise, from Keen Solution in a Share Exchange Agreement. As consideration for the acquisition, on July 26, 2004, the Company had issued 4,000,000 restricted common shares to Keen Solution valued at $480,000 as the earnest deposit.

     On May 10, 2005, the Company issued the additional 19,137,500 restricted Common Shares valued at $956,875 as the remaining balance of the consideration to complete its obligation. Upon completion of the acquisition on January 5, 2005, True Precise became a majority owned subsidiary of the Company.

     True Precise's wholly owned subsidiary, Urumqi Jingyi Technology Limited ("UJT") signed an exclusive service agreement with Urumqi General System Technology Ltd. ("General System") to provide exclusive technical consulting and advisory services to General System for an agreed amount of management fee payable to UJT. The primary business of General System is development and integration of data communications and information systems. A significant portion of General System business is generated from providing short messaging services to its subscribers in western provinces of China. The Company will use this acquisition as the cornerstone in its transition to higher margin telecommunications services in China.

     On January 17, 2005, the Company entered into a Memorandum of Understanding ("MOU") with an investor in Europe whereby, the Company agreed to acquire all of the issued and outstanding shares of a European telecom from the investor. On March 10, 2005, the Company made an earnest deposit of $3,640,000 to the investor for its proposed investment in the European telecom. On March 30, 2005, the Company advanced an additional $65,000 to the European telecom for its working capital requirements. The Company is conducting its due diligence of its proposed acquisition of the European telecom and expects to execute a definitive agreement upon completion of its due diligence. The transaction is expected to close by June 15, 2005.

     The European telecom is a telecommunications service provider that provides various premium rate services such as 0900 service and VoIP services to corporations and content providers within the European Union. The Company believes that it can extract considerable synergies with this acquisition by integrating its VoIP platforms and extend its reach from China to Europe and vice-versa.

     The Company signed a Letter of Intent to acquire 100% of equity interest in a telecom service provider, a company registered in British Virgin Islands with administrative offices in Vaduz, Furstentum Liechtenstein. The telecom service provider is a marketing vehicle for a unique low rate international telephone service based on the Company's technical platform. The Company is currently performing its due diligence of the telecom service provider and plans to sign a definitive agreement upon completion of its due diligence. The transaction is expected to close by June 30, 2005. On March 30, 2005, the Company advanced $125,969 to Phonetone as earnest deposit towards its acquisition.

     Results of Operations: The results of operations of the Company for the three months ended March 31, 2005 consisted of the operations of ETCI, its wholly owned subsidiary Elephant Talk Limited and its 60% owned subsidiary True Precise from January 5, 2005 (date of acquisition). The results of operations for the three months ended January 31, 2004 consisted of the operations of ETCI, and its wholly owned subsidiary Elephant Talk Limited. The Company reported net loss of $272,253 for the three months ended March 31, 2005 compared to a net loss of $443,496 for the same period in 2004.

     Revenues and Cost of revenues: The Company reported revenues of $300,158 during the three months ended March 31, 2005 compared to $179,867 for the same period in 2004. Revenues consisted of sales of telecommunications products such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in the US, Europe, China, Indonesia, New Zealand and Hong Kong. In addition, the
     Company provided technical consulting and business advisory services relating to data communication and information systems. The technical consulting and business advisory service business contributed $176,325 to the increase in revenues during the three months period ended March 31, 2005.

     Cost of revenues was $92,611 for the three months ended March 31, 2005 compared to $115,819 for the same period in 2004. Cost of revenues included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold. Cost of revenues relating to telecommunication products were $92,611 for the three months ended March 31, 2005 compared to $115,819 for the same period in 2004. The cost of revenues relating to technical consulting and business advisory services were zero for the three months ended March 31, 2005. Gross margins for the three months ended March 31, 2005 for telecommunications products was $31,222 or 25% compared to 64,048 or 36% for the same period in 2004. The increase in gross margin for the three months ended March 31, 2005 was due to the change in the revenue mix for the services provided to the customers in the telecom markets. Although our mix improved towards providing technical consulting and business advisory services relating to data communication and information systems, a preferred blend of pre-paid mode versus post-paid mode as our international business continues to experience significant pricing pressure on its products.

     Selling, general and administrative expenses (S,G&A): S,G&A expenses were $385,066 for the three months ended March 31, 2005 compared to $657,312 for the same period in 2004. S,G&A expenses decreased during the three months ended March 31, 2005 compared to the same periods in 2004, primarily due to reduction its payroll and other expenses through right-sizing the organization. Depreciation expense was $18,443 for the three months ended March 31, 2005 compared to $66,549 for the same period in 2004 as a majority of the assets were fully depreciated in 2004.

     Other Income and Expenses: Interest expense for the three months ended March 31, 2005 was $8,339 compared to $10,538 for the same period in 2004. The Company recorded a gain of $227,655 in settling claims of vendors during the three months ended March 31, 2004 compared to no such settlements made during the three months ended March 31, 2005.

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

     Operating activities: Net cash used in operating activities during the three month period amounted to $125,009 primarily due to increase in accounts receivable of $180,315, decrease in prepaid expenses and carrier deposits of $28,844, decrease in accounts payable and customer deposits of $61,295, increase in accrued expenses and other payable of $22,131, and increase deferred revenue and cash overdraft of $3,103 and $3,012. Additionally, the Company's current liabilities exceeded its current assets by $5,033,086 at March 31, 2005. These factors and the Company's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern.

     Investing activities. Net cash used in investing activities during the three months ended March 31, 2005 was $3,713,075 primarily due to the Company making earnest deposits to acquire telecom companies in Europe. The Company received proceeds of $127,711 from its acquisition of True Precise. In addition, the Company used proceeds to acquire equipment for $9,817 during the three months ended March 31, 2005.

     Financing activities. Net cash provided by financing activities during the three months ended March 31, 2005 was $3,977,567. The Company received $3,900,000 as advance from an investor to acquire 195,947,395 restricted Common Shares of the Company. The Company made payments of $27,608 towards notes payable and received $5,175 from related parties.

     As a result of the above activities, the Company experienced a net increase in cash of $140,127 for the three months ended March 31, 2005. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors, acquiring profitable operations or by selling its common shares and fulfilling its plan of restructuring as outlined above.

     Critical accounting policies and estimates:
     -------------------------------------------
     Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We based our estimates and judgments on historical experience, market trends, and other factors that we believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2005 compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

     We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements.

     Revenue recognition.
     Our revenue recognition policy is significant because revenue is a key component of our results of operations and because revenue recognition determines the timing of certain expenses, such as commissions and royalties. We derive our revenue primarily from sales of technical consulting services and telecommunication products. As described below, significant management judgments and estimates must be made and used in connection with revenue recognized in any accounting period. If our management makes different judgments or uses different estimates, material differences may result in the amount and timing of our revenue for any period. We recognize revenue from the sale of our technical consulting services and telecommunication products when:

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

     Sales return and other allowances. In preparing our consolidated financial statements, our management estimates potential telecommunications product returns and records a provision for those returns in the period in which related revenues are recorded. Our management analyzes historical sales returns, current economic trends, and changes in customer demand and acceptance of our telecommunications products when evaluating the adequacy of the sales returns and other allowances estimate.

     Our arrangements generally do not give customers the right to return telecommunications products or to cancel firm orders for technical consulting services. However, we do offer customers the right to return telecommunications products that do not function properly within a limited time after delivery.

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

     Impact of Accounting Pronouncements
     -----------------------------------

     Recent accounting pronouncements.
     In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

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

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                                 MARCH 31, 2005

PART II

ITEM 1   Legal Proceedings

     None

ITEM 2   Changes in Securities

     During the three months ended March 31, 2005, the Company issued 3,801,525 common shares valued at $220,000 as compensation to directors for salaries and fees for attending Board meetings. The Company issued 400,000 common shares valued at $20,000 to a consultant for providing consulting and advisory services. The common shares were valued at the ten days average market closing price from the date of issuance.

     On February 22, 2005, the Company cancelled 2,252,500 common shares received from shareholders of New Times pursuant to Company's cancellation of its investment in New Times in December 2004.


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


     b) Reports on Form 8-K
     None

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                                 MARCH 31, 2005


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.




                                     Elephant Talk Communications, Inc.

Date:  May 20, 2005                  By: /s/ Russelle Choi
                                     --------------------------------
                                     Russelle Choi
                                     President & Chief Executive Officer