Form 10QSB
period 2005-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2005-08-22
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

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

As of August 19, 2005, Elephant Talk Communications, Inc. had 203,107,170 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                       Yes [  ]               No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  June 30, 2005
                                                                          Page
PART 1  FINANCIAL INFORMATION                                             ----

Item 1. Financial Statements

        Consolidated Balance Sheet at June 30, 2005 (Unaudited)              3

        Consolidated Statements of Operations for the Three Months
        and Six Months ended June 30, 2005 and 2004 (Unaudited)              5

        Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 2005 and 2004 (Unaudited)                             7

        Notes to the Consolidated Financial Statements (Unaudited)           9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 16

Item 3. Controls and Procedures                                             21


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   23

Item 2. Changes in Securities                                               23

Item 3. Defaults upon Senior Securities                                     23

Item 4. Submission of Matters to Vote of Security Holders                   23

Item 5. Other Information                                                   23

Item 6. Exhibits and Reports on Form 8-K                                    23

Signatures and Certifications                                               24

Part 1 FINANCIAL INFORMATION
Item 1. Financial Statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $      176,410
  Accounts receivable, net                                               15,346
  Advances to third parties                                             689,231
  Due from related parties                                               36,371
  Prepaid expenses and other current assets                              49,273
                                                                 --------------
         Total Current Assets                                           966,631
                                                                 --------------
PROPERTY AND EQUIPMENT - NET                                             76,513

OTHER ASSETS
  Earnest deposit for acquisitions                                    7,106,526
                                                                 --------------
         Total Other Assets                                           7,106,526
                                                                 --------------
TOTAL ASSETS                                                     $    8,149,670
                                                                 ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Overdraft                                                      $      139,821
  Accounts payable and customer deposits                                103,047
  Advances from third party                                             113,759
  Deferred revenue                                                      110,194
  Accrued expenses and other payable                                     47,772
  Current portion of note payable                                       659,371
  Due to related parties                                                161,606
                                                                 --------------
        Total Current Liabilities                                     1,335,570
                                                                 --------------
LONG-TERM LIABILITIES
  Note payable                                                          277,495
                                                                 --------------
TOTAL LIABILITIES                                                     1,613,065
                                                                 --------------

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)
                                   (continued)

COMMITMENT AND CONTINGENCIES                                                  -

STOCKHOLDERS' EQUITY
Preferred stock Class B, no par value, 5,000,000 shares
authorized.  none issued and outstanding                                      -
Common stock, no par value, 250,000,000 shares authorized,
  203,107,170 issued and outstanding                                 14,117,336
Common stock, no par value, 95,947,395 shares to be issued
  for acquisition                                                     4,137,896
Accumulated comprehensive loss                                          (10,958)
Accumulated deficit                                                 (11,707,669)
                                                                 --------------
        Total Stockholders' Equity                                    6,536,605
                                                                 --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    8,149,670
                                                                 ==============

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                     For three months ended     For six months ended
                                            June 30,                   June 30,
                                        2005         2004         2005         2004
                                    ------------ ------------ ------------ ------------
REVENUES                            $    79,800  $   172,113  $   203,633  $   351,980

COST OF REVENUE                          73,463      159,167      166,074      274,986
                                    -----------  -----------  -----------  -----------
GROSS PROFIT                              6,337       12,946       37,559       76,994

OPERATING EXPENSES

 Selling, general and administrative    521,247      747,618      729,988    1,404,930
 Depreciation and amortization           19,612      (23,305)      38,056       43,244
                                    -----------  -----------  -----------  -----------
         Total Operating Expenses       540,859      724,313      768,044    1,448,174
                                    -----------  -----------  -----------  -----------
LOSS FROM OPERATIONS                   (534,522)    (711,367)    (730,485)  (1,371,180)

OTHER INCOME (EXPENSE)
 Interest income                            170            -          657            -

 Interest expense                       (51,121)           -      (59,460)     (10,538)

 Loss on disposal of fixed assets       (48,370)           -      (48,370)           -

 Equity in loss of unconsolidated
      affiliate                               -       (9,500)           -       (9,500)

 Loss on settlement                           -      (11,736)           -      (11,736)

 Gain on settlement of vendor payables   49,031            -       49,031      227,655
                                    -----------  -----------  -----------  -----------
        Total Other Income (Expense)    (50,290)     (21,236)     (58,142)     195,881
                                    -----------  -----------  -----------  -----------
LOSS BEFORE INCOME TAXES               (584,812)    (732,603)    (788,627)  (1,175,299)
  Income taxes                                -            -          800          800
                                    -----------  -----------  -----------  -----------
LOSS BEFORE DISCONTINUED OPERATIONS:   (584,812)    (732,603)    (789,427)  (1,176,099)

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                   (continued)

                                     For three months ended     For six months ended
                                            June 30,                   June 30,
                                        2005         2004         2005         2004
                                    ------------ ------------ ------------ ------------

DISCONTINUED OPERATIONS:
 Loss from discontinued operations       (7,229)           -       (7,229)           -
 Gain from disposal of discontinued
      operations                          7,229            -        7,229            -
                                    -----------  -----------  -----------  -----------
                                              -            -            -            -
                                    -----------  -----------  -----------  -----------
NET LOSS                            $  (584,812) $  (732,603) $  (789,427) $(1,176,099)

OTHER COMPREHENSIVE INCOME (LOSS)

 Foreign currency translation
      gain (loss)                             -       (3,681)         644       (4,492)
                                    -----------  -----------  -----------  -----------
                                              -       (3,681)         644       (4,492)
                                    -----------  -----------  -----------  -----------
COMPREHENSIVE LOSS                  $  (584,812) $  (736,284) $  (788,783) $(1,180,591)
                                    ===========  ===========  ===========  ===========
Net loss per common share
      and equivalents -
 basic and diluted
 Loss from continuing operations    $     (0.01) $     (0.02) $     (0.01) $     (0.02)
 Loss from discontinued operations  $         -  $         -  $         -  $         -
                                    -----------  -----------  -----------  -----------
                                    $     (0.01) $     (0.02) $     (0.01) $     (0.02)
                                    ===========  ===========  ===========  ===========
Weighted average shares outstanding
 during the period -
      basic and diluted              77,829,747   46,306,888   72,459,626   49,365,398
                                    ===========  ===========  ===========  ===========

                ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For six months ended June 30,
                                                              2005          2004
                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $   (789,427)  $ (1,176,099)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                                 38,056         43,244
 Issuance of stock for compensation and services              373,000        875,356
 Issuance of stock for consulting services                     20,000              -
 Provision for uncollectible amounts                          182,007              -
 Loss on disposal of fixed assets                              48,370              -
 Gain on disposal of subsidiary                                (7,229)             -
 Minority interest in subsidiary                                7,229              -
 Gain on settlement of payables                               (49,031)
 Equity in loss of unconsolidated affiliate                         -          9,500
 Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable                 (171,247)        15,883
  Decrease in prepaid expenses, deposits and other assets      28,247         13,004
  Decrease in accounts payable and customer deposits          (48,595)      (125,581)
  Decrease in deferred revenue                                 (4,739)       (27,763)
  Decrease in accrued expenses and other payable              (29,628)      (224,522)
  Increase (Decrease) in cash overdraft                         7,010         79,960
                                                         ------------    -----------
     Net cash used in operating activities                   (395,977)      (517,018)
                                                         ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                           (34,882)        (5,203)
 Cash lost in disposition of subsidiary                      (127,711)             -
 Earnest deposit on acquisitions, net                      (7,099,516)             -
 Proceeds from acquisition of subsidiary                      127,711              -
 Proceeds from sale of investment                                   -        100,953
                                                         ------------    -----------
     Net cash provided by (used in) investing activities   (7,134,398)        95,750
                                                         ------------    -----------

                ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                         For six months ended June 30,
                                                              2005          2004
                                                         -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital leases                                          -        (14,018)
 Payment on notes payable                                    (223,751)       (30,333)
 Proceeds from third party                                    113,759              -
 Proceeds from sale of shares                               7,761,655        300,000
 Proceeds from (Payments to) related parties, net             (13,153)       186,617
                                                         ------------    -----------
     Net cash provided by financing activities              7,638,510        442,266
                                                         ------------    -----------
EFFECT OF EXCHANGE RATES ON CASH                                  644         (4,492)

NET INCREASE IN CASH                                          108,779         16,506
CASH, BEGINNING OF THE YEAR                                    67,631          8,282
                                                         ------------    -----------
CASH, END OF THE YEAR                                    $    176,410    $    24,788
                                                         ============    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
 Cash paid during the period for interest                $     38,804    $    22,274

 Cash paid during the period for income taxes            $        800    $       800


               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

         The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire year. Certain 2004 amounts have been reclassified to conform to current period presentation. These reclassifications  have no effect on  previously  reported  net  income
         (loss).

NOTE 3:  Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements for the three months and six months ended June 30, 2005 included the accounts of Elephant Talk Communications, Inc., and its 100% wholly owned subsidiary Elephant Talk Limited. The consolidated financial statements for the same period in 2004 included the accounts of Elephant Talk Communications, Inc., its 100% wholly owned subsidiary Elephant Talk Limited and its 30% equity investment in New Times Navigations Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.


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

         During the six months ended June 30, 2005, the Company issued a) 7,764,323 common shares valued at $373,000 as compensation to directors for salaries and fees for attending Board meetings; b) 400,000 common shares valued at $20,000 to a consultant for providing consulting and management advisory services; c) 989,166 common shares valued at $37,588 to a director in settlement of payables; and d) 100,000,000 common shares sold to an accredited investor valued at $3,600,000; and
         e) 20,000,000 common shares as earnest deposit for acquisition of a European telecom operator.

NOTE 6:  Recent Pronouncements
         ---------------------
         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

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

NOTE 7:  Segment Information
         -------------------
         The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon the definitions contained within SFAS No. 131, the Company has determined that it now operates in only in one segment consisting of Telecommunication Products business. The Technical Consulting Services business was discontinued as of June 30, 2005 in the accompanied financial statements as of June 30, 2005. All inter-segment transactions have been eliminated in the consolidated financial statements.

NOTE 8:  Advances to Third Parties
         -------------------------
         The Company has advanced a) $528,675 to the European telecom for their working capital requirements while the Company is completing its due diligence of its proposed acquisition (Note 9); and b) $160,556 to third parties for development of products in which the Company has an interest. All the advances made by the Company during the six months period ended June 30, 2005, are deemed fully recoverable at June 30, 2005.

NOTE 9:  Earnest Deposits for Acquisitions
         ---------------------------------
         On January 17, 2005, the Company entered into a Memorandum of Understanding ("MOU") with an investor based in Europe whereby, the Company agreed to acquire all of the issued and outstanding shares of a European telecom from a European holding company. As of June 30, 2005, the Company has made earnest deposits of $6,151,250 to the European holding company for its proposed acquisition of the European telecom. The Company is conducting its due diligence of its proposed acquisition of the European telecom and fully expects to execute a definitive agreement upon completion of its due diligence.

         The Company made earnest deposits of $235,276 and issued 20,000,000 common shares valued at $720,000 for a telecommunications service provider, a company registered in British Virgin Islands, for its proposed acquisition of 100% of equity ownership of its business. The Company is conducting its due diligence of the telecom service provider and expects to execute a definitive agreement upon completion of its due diligence.

         The  Company  has   recorded   $7,106,526   as  earnest   deposits  for
         acquisitions in the accompanying financial statements as of June 30, 2005.

NOTE 10: Related Party Transactions
         --------------------------
         The Company has advanced funds amounting to $379,247 to entities that the Company's officers and/or shareholders have an ownership interest in prior to 2002. The Company has provided a reserve for uncollectible funds amounting to $364,745 for such funds advanced as of June 30, 2005.

         The Company issued 989,166 restricted common shares valued at $37,588 to a director in settlement of payables amounting to $69,619. The Company recorded a gain of $49,031 as a result of settlement of payables in the accompanying financial statements as of June 30, 2005.

         The Company's affiliate had signed a promissory note of $408,975 which was fully guaranteed by the Company. The note requires a monthly installment of $12,535 with the remaining balance due on December 24, 2006. The affiliate is in arrears in making monthly payments, and in case of default of payments on the promissory note, the Company will be obligated to pay the unpaid balance of the note in full. The Company has provided a full allowance for the unpaid balance of $326,036 on the promissory note in the accompanying financial statements at June 30, 2005.

NOTE 11: Stockholders' Equity
         --------------------
         Issuance of common stock: During the six months ended June 30, 2005, the Company sold to Rising Water Capital AG ("RWC"), an accredited investor from Europe, 195,947,395 restricted common shares of the Company and received a cash consideration of $7,761,655. On June 27, 2005, the Company issued to RWC 100,000,000 of its restricted common shares valued $3,600,000. The common shares were valued at the ten day average market closing price on the date of issuance. Upon issuance of the remaining 95,947,395 common shares to RWC, RWC will own a minimum of 58% of the outstanding common shares of the Company.

         On January 5, 2005, the Company completed its purchase of 60% equity ownership interest in True Precise Technology Limited from Keen Solution Group Limited in a Stock Exchange Agreement ("Agreement") whereby, the Company issued 23,137,500 restricted common shares valued at $1,436,875. On August 8, 2005, Keen Solutions sent notification informing the Company that it has unilaterally decided to terminate the Agreement. The Company has taken protective measures to ensure that 23,137,500 common shares are restricted and non tradable.

         The Company issued 20,000,000 common shares valued at $720,000 as an earnest deposit for a telecommunications service provider, a company registered in British Virgin Islands, for its proposed acquisition of 100% of equity ownership of its business. The common shares were valued at the ten day average market closing price on the date of issuance.

         The Company issued 7,764,323 restricted common shares valued at $373,000 as compensation to directors for salaries and fees for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month starting January 1, 2005.

         The Company issued 400,000 common shares valued at $20,000 to a consultant for providing consulting and advisory services. The common shares were valued at the ten day average market closing price from the date of issuance.

         The Company issued 989,166 restricted common shares valued at $37,588 to a director in settlement of payables. The common shares were valued at the ten day average market closing price when the debt was incurred.

         Pursuant to cancellation of Company's investment in New Times in December 2004, the shareholders of New Times were required to return to the Company 5,100,000 common shares as part of Company's consideration towards its 30% investment interest in New Times. On February 22, 2005, the Company cancelled 2,252,500 common shares received from New Times shareholders. The Company expects to receive and cancel the remaining 2,847,500 common shares held by New Times shareholders by August 30, 2005. The Company has taken protective measures to ensure that the remaining 2,847,500 common shares are restricted and non tradable.

NOTE 12: Discontinued Operations
         -----------------------
         On January 5, 2005,  the Company  completed  its purchase of 60% equity ownership interest in True Precise from Keen Solution in a Share Exchange Agreement. The Company issued 23,137,500 restricted common shares valued at $1,436,875 for its purchase consideration of 60%
         equity interest. On August 8, 2005, Keen Solutions sent notification informing the Company that it has unilaterally decided to terminate the Agreement. The Company has placed a stop transfer restriction on 23,137,500 common shares it issued to Keen Solution. The Company treated True Precise's transaction as discontinued operation and has recorded 23,137,500 common shares as cancelled shares in the accompanying financial statements at June 30, 2005. This cancellation of shares resulted in a gain of $7,229 due to disposal of discontinuing operations in the accompanying financial statements as of June 30, 2005.

         Discontinued operations for the six months ended June 30, 2005 are as follows:

                                                           Six months ended
                                                             June 30, 2005
                                                         ---------------------
                Consulting service income
                                                         $             176,325

                Operating expenses                                     183,554
                                                         ---------------------
                Loss from discontinued operations        $              (7,229)
                                                         =====================

NOTE 13: Basic and Diluted Net Loss Per Share
         ------------------------------------
         Basic and diluted net loss per share for the three months and six months ended June 30, 2005 and 2004 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 14: Employee Benefit Plan
         ---------------------
         The Company adopted an employee benefit plan "The 2000 Employee Benefit Plan" (the "Plan") on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company's common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company's securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 300,000 shares of common stock and 4,000,000 stock options remain available for grant at June 30, 2005.

NOTE 15: Going Concern
         -------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $11,707,699 including a net loss of $789,427 for the six months ended June 30, 2005. This raises a substantial doubt about the Company's ability to continue as a going concern. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended June 30, 2005 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of vendors debt by issuance of common shares and (v) acquire profitable companies that bring synergies to the Companies products and services.

NOTE 16: Subsequent Events
         -----------------
         On August 8, 2005, the Company received a notification from Keen Solution informing the Company that it has unilaterally decided to terminate the Stock Exchange Agreement resulting in discontinuation of True Precise's business. The Company has taken protective measures to ensure that 23,137,500 common shares issued to Keen Solution are restricted and non tradable.

PART 1

ITEM 2   Management Discussions and Analysis or Plan of Operation

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

         On January 5, 2005, pursuant to a Share Exchange Agreement ("Agreement"), the Company completed its purchase of 60% equity ownership interest in True Precise Technology Limited ("True Precise"), a limited liability company, registered in British Virgin Island, from Keen Solution Group Limited ("Keen Solution"), a company registered in British Virgin Island. As consideration for the acquisition, the
         Company issued 23,137,500 restricted common shares to Keen Solution valued at $1,436,875. Upon completion of the acquisition on January 5, 2005, True Precise became a majority owned subsidiary of the Company. On August 8, 2005, Keen Solutions sent notification informing the Company that it has unilaterally decided to terminate the Agreement. The Company treated True Precise's transaction as discontinued operation and recorded 23,137,500 common shares as cancelled shares in the accompanying financial statements at June 30, 2005. The Company has taken protective measures to ensure that 23,137,500 common shares are restricted and non tradable. The Company recorded a gain of $7,229 on disposition of its discontinued operations in the accompanying financial statements as of June 30, 2005.

         On January 17, 2005, the Company entered into a Memorandum of Understanding ("MOU") with an investor in Europe whereby, the Company agreed to acquire all of the issued and outstanding shares of a European telecom from the European holding company. The Company made an earnest deposit of $6,151,250 to the European holding company for its proposed investment in the European telecom. Furthermore, the Company has advanced an additional $113,050 to the European telecom for its working capital requirements. The Company is conducting its due diligence of its proposed acquisition of the European telecom and expects to execute a definitive agreement upon completion of its due diligence. The transaction is expected to close by September 15,2005. The European telecom is a telecommunications service provider that provides various premium rate services such as 0900 service and VoIP services to corporations and content providers within the European Union. The Company believes that it can extract considerable synergies with this acquisition by integrating its VoIP platforms and extend its reach from China to Europe and vice-versa.

         The Company signed a Letter of Intent to acquire 100% of equity interest in a telecom service provider, a company registered in British Virgin Islands with administrative offices in Vaduz, Furstentum, Liechtenstein. The telecom service provider is a marketing vehicle for a unique low rate international telephone service based on the Company's technical platform. The Company is currently performing its due diligence of the telecom service provider and plans to sign a definitive agreement upon completion of its due diligence. The Company has advanced to the telecom service provider cash of $235,276 and 20,000,000 restricted common shares for a total consideration valued at $955,276 as earnest deposit towards its acquisition. The transaction is expected to close by September 15, 2005.

         Results of Operations: The results of operations of the Company for the three months and six months ended June 30, 2005 consisted of the operations of ETCI and its wholly owned subsidiary Elephant Talk Limited. The results of operations for the three months and six months ended June 30, 2004 consisted of the operations of ETCI, its wholly owned subsidiary Elephant Talk Limited and its 30% equity investment in New Times Navigation Limited. The Company reported net losses of $272,253 and $789,427 for the three months and six months ended June 30, 2005 compared to net losses of $443,496 and $1,176,099 for the same periods in 2004.

         Revenues and Cost of revenues: The Company reported revenues of $79,800 and $203,633 during the three months and six months ended June 30, 2005 compared to $172,113 and $351,980, respectively, for the same periods in 2004. Revenues consisted of sale of telecommunications products such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in the US, Europe, China, Indonesia, New Zealand and Hong Kong. Revenues decreased due to intense competition and consistent decline in telecommunications products market in Hong Kong. Furthermore, the Company discontinued its technical consulting and business advisory services business in the current quarter whereas, such business contributed $176,325 in revenues during the three months ended March 31, 2005. No revenues were contributed from such business during the three and six months ended June 30, 2005.

         Cost of revenues was $73,463 and $166,074 for the three months and six months ended June 30, 2005 compared to $159,167 and $274,986 for the same periods in 2004. Cost of revenues included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold. Gross margins for the three months and six months ended June 30, 2005 was $6,337 (7.9%) and $37,559 (18.4%) compared to
         $12,946  (7.5%) and $76,994  (21.9%) for the same periods in 2004.  The gross margin for the three months and six months ended June 30, 2005 remained relatively flat due to the change in the revenue mix for the services provided to the customers in the telecom markets.

         Selling, general and administrative expenses (S,G&A): S,G&A expenses were $521,247 and $729,988 for the three months and six months ended June 30, 2005 compared to $747,618 and $1,404,930 for the same periods in 2004. S,G&A expenses decreased during the three months and six months ended June 30, 2005 compared to the same periods in 2004, primarily due to reduction its payroll and other expenses through right-sizing the organization. Depreciation expense was $19,612 and $38,056 for the three months and six months ended June 30, 2005 compared to a negative $23,305 and $43,244 for the same periods in 2004, as majority of the assets were fully depreciated in 2004.

         Other Income and Expenses: Interest expense for the three months and six months ended June 30, 2005 was $51,121 and $59,460 compared to $0 and $10,538 for the same periods in 2004. The Company recorded a gain in settlement of debts of $49,031 during the three months and six months ended June 30, 2005 compared to a gain of $227,655 in settling claims of vendors during the same periods in 2004. The Company recorded a loss of $48,370 on disposition if fixed assets during the three months ended June 30, 2005. No assets were disposed during the same periods in 2004.

         Discontinued operations: The Company discontinued operations of a majority owned subsidiary, True Precise and recorded a loss from discontinued operations of $7,229 during the three months period ended June 30, 2005. The Company did not have any discontinued operations during the same period in 2004. The Company recorded a gain of $7,229 from the disposal of discontinued operations as the Company took protective measures and placed share transfer restrictions on the sale of 23,137,500 common shares issued to Keen Solution.

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

         Operating activities: Net cash used in operating activities during the six month period amounted to $395,977 primarily due to increase in accounts receivable of $171,247, decrease in prepaid expenses and carrier deposits of $28,247, decrease in accounts payable and customer deposits of $48,595, decrease in accrued expenses and other payable of $29,628, decrease in deferred revenue of $4,739 and increase in cash overdraft of $7,010. Additionally, the Company's current liabilities exceeded its current assets by $368,939 at June 30, 2005. These factors and the Company's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern.

         Investing activities. Net cash used in investing activities during the six months ended June 30, 2005 was $7,134,398 primarily due to the Company making net earnest deposits of $7,099,516 to acquire telecom companies in Europe. The Company received net proceeds of $127,711 from its acquisition of True Precise and lost $127,711 upon disposition of True Precise. In addition, the Company used proceeds to acquire equipment for $34,882 during the six months ended June 30, 2005.

         Financing activities. Net cash provided by financing activities during the six months ended June 30, 2005 was $7,638,510. The Company received $7,761,655 from Rising Water Capital from sale of 195,947,395 restricted Common Shares of the Company. The Company received advance of $113,759 from a third party and made net payments of $223,751 towards notes payable and $13,153 to related parties.

         As a result of the above activities, the Company experienced a net increase in cash of $108,779 for the six months ended June 30, 2005. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors, acquiring profitable operations or by selling its common shares and fulfilling its plan of restructuring as outlined above.

         Critical accounting policies and estimates
         ------------------------------------------
         The  management  of  the  Company   believes  the  following   critical
         accounting policies reflect significant judgments and estimates used in the preparation of its financial statements.

         Revenue recognition and deferred revenue. The Company records its revenues and cost of revenues in the gross amounts billed to its customers in accordance with EITF Issue No. 99-19 due to the following:

         o The Company is the primary  obligor in the  transaction
         o The Company has the ability to establish selling price to its customers
         o The Company uses several carriers to fulfill its transactions to its customers
         o The Company determines the amount of time sold and the price of those transactions.

         The Company derives its revenues from the sale of minutes of calling time via sale of its prepaid calling cards. Revenue is deferred upon activation of the calling cards and is recognized as the prepaid calling card balances are reduced based upon minute usage, imposition of administrative fees, or no further obligations exist with respect to a calling card.

         Deferred revenues represent amounts received from its customers for the unused minutes of the prepaid calling cards sold to its customers since the Company recognizes revenues only on the usage of the minutes.

         Allowance for doubtful accounts.
         The management estimates the uncollectibility of its accounts receivable for losses that may result from the inability of our customers and related party affiliates, (herein referred to as "Customers") to make required payments. Management specifically analyses accounts receivable and historical bad debts, Customer concentrations, Customer credit-worthiness, current economic trends and changes in Customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers' financial condition deteriorates such that it impairs their ability to make payments to the Company, additional allowances may be required.

         Stock-based Compensation.
         The Company follows the prescribed accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights in accordance with SFAS No. 148 "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results.

         Issuance of Shares for Services.
         The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

         Impact of Accounting Pronouncements
         -----------------------------------
         Recent accounting pronouncements:

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

ITEM 3   Controls and Procedures

         Evaluation of disclosure controls and procedures:

         Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The
         Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures were as of the end of the period covered by the filing of this report, and believe that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed is accumulated and communicated to management including our CEO and CFO to allow timely decisions regarding required disclosures. There have been no changes in Company's internal control over financial reporting, that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         Changes in internal controls: Subsequent to the date of the above evaluation, the Company made no significant changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                                  JUNE 30, 2005
PART II

ITEM 1   Legal Proceedings

     None

ITEM 2   Changes in Securities

         On May 10, 2005, the Company issued 19,137,500 common shares to Keen Solution valued at $1,436,875 towards its purchase of 60% equity ownership interest in True Precise.

         On June 23, 2005, the Company issued 989,166 restricted common shares valued at $37,588 to a director in settlement of payables.

         On  June  27,  2005,  the  Company  sold  to  an  accredited   investor
         100,000,000 of its restricted common shares valued $3,600,000.

         On June 27, 2005, the Company issued 20,000,000 common shares valued at $720,000 as an earnest deposit to a telecommunications service provider, for its proposed acquisition of 100% of equity ownership of its business.

         During the three months ended June 30, 2005, the Company issued 3,962,798 restricted common shares valued at $153,000 as compensation to directors for salaries.


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

         b) Reports on Form 8-K
         None

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                                  JUNE 30, 2005


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.



                       Elephant Talk Communications, Inc.

Date:  August 19, 2005              By: /s/ Russelle Choi
                                    --------------------------------
                                    Russelle Choi
                                    President & Chief Executive Officer