Form 10QSB
period 2005-09-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2005-11-14
CIK 1084384

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

As of November 14, 2005, Elephant Talk Communications, Inc. had 203,107,170 shares of common stock outstanding.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.   Yes [  ]  No [ X ].

Transitional Small Business Disclosure Format (check one):

         Yes [  ]                                       No [ X ]

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                               September 30, 2005
                                                                         Page
PART 1  FINANCIAL INFORMATION                                            ----

Item 1. Financial Statements

        Consolidated Balance Sheet at September 30, 2005 (Unaudited)        3

        Consolidated Statements of Operations for the Three Months
        and Nine Months ended September 30, 2005 and 2004 (Unaudited)       5

        Consolidated Statements of Cash Flows for the Nine Months
        ended September 30, 2005 and 2004 (Unaudited)                       7

        Notes to the Consolidated Financial Statements (Unaudited)          9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                15

Item 3. Controls and Procedures                                            21


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  22

Item 2. Changes in Securities                                              22

Item 3. Defaults upon Senior Securities                                    22

Item 4. Submission of Matters to Vote of Security Holders                  22

Item 5. Other Information                                                  22

Item 6. Exhibits and Reports on Form 8-K                                   22

Signatures and Certifications                                              23

Part 1 FINANCIAL INFORMATION
Item 1. Financial Statements

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                       $      38,278
 Accounts receivable, net                                               14,376
 Advances to third parties                                             794,429
 Due from related parties                                               79,412
 Prepaid expenses and other current assets                              62,615
                                                                 -------------
        Total Current Assets                                           989,110
                                                                 -------------
PROPERTY AND EQUIPMENT - NET                                            96,972

OTHER ASSETS
 Earnest deposit for acquisitions                                    7,106,526
                                                                 -------------
        Total Other Assets                                           7,106,526
                                                                 -------------
TOTAL ASSETS                                                     $   8,192,608
                                                                 =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Overdraft                                                       $     144,320
 Accounts payable and customer deposits                                136,230
 Advances from third party                                             228,139
 Deferred revenue                                                      109,752
 Accrued expenses and other payable                                    116,202
 Current portion of notes payable                                      718,729
 Due to related parties                                                194,795
                                                                 -------------
       Total Current Liabilities                                     1,648,167
                                                                 -------------
LONG-TERM LIABILITIES
 Notes payable                                                         232,310
                                                                 -------------
TOTAL LIABILITIES                                                    1,880,477
                                                                 -------------
COMMITMENT AND CONTINGENCIES                                                 -









                  The accompanying notes are an integral part
                  of these consolidated financial statements.
                                       3

              ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

STOCKHOLDERS' EQUITY
Preferred stock Class B, no par value, 5,000,000
  shares authorized, none issued and outstanding                             -
Common stock, no par value, 250,000,000 shares authorized,
  203,107,170 issued and outstanding                                14,117,336
Common stock, no par value, 95,947,395 shares to be
  issued for acquisition                                             4,137,896
Accumulated comprehensive loss                                         (10,958)
Accumulated deficit                                                (11,932,143)
                                                                 -------------
        Total Stockholders' Equity                                   6,312,131
                                                                 -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   8,192,608
                                                                 =============



































                  The accompanying notes are an integral part
                  of these consolidated financial statements.
                                       4

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                  For three months ended      For nine months ended
                                                       September 30,                September 30,
                                                     2005          2004          2005          2004
                                                ------------- ------------- ------------- -------------
REVENUES                                        $     42,780  $    143,677  $    246,413  $    495,657

COST OF REVENUE                                       38,187        69,765       204,261       344,751
                                                ------------  ------------  ------------  ------------
GROSS PROFIT                                           4,593        73,912        42,152       150,906

OPERATING EXPENSES
  Selling, general and administrative                214,328       150,110       944,316     1,555,040
  Depreciation and amortization                       10,386        18,916        48,442        62,160
                                                ------------  ------------  ------------  ------------
         Total Operating Expenses                    224,714       169,026       992,758     1,617,200
                                                ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS                                (220,121)      (95,114)     (950,606)   (1,466,294)

OTHER INCOME (EXPENSE)
  Interest income                                          7             -           664             -
  Interest expense                                   (26,664)       (8,262)      (86,124)      (18,800)
  Gain (Loss) on disposal of fixed assets             22,304             -       (26,066)            -
  Equity in loss of unconsolidated affiliate               -        (9,924)            -       (19,424)
  Loss on settlement                                       -             -             -       (11,736)
  Gain on settlement of payables                           -             -        49,031       227,655
                                                ------------  ------------  ------------  ------------
         Total Other Income (Expense)                 (4,353)      (18,186)      (62,495)      177,695
                                                ------------  ------------  ------------  ------------
LOSS BEFORE INCOME TAXES                            (224,474)     (113,300)   (1,013,101)   (1,288,599)
  Income taxes                                             -             -           800           800
                                                ------------  ------------  ------------  ------------
LOSS BEFORE DISCONTINUED OPERATIONS:                (224,474)     (113,300)   (1,013,901)   (1,289,399)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                        -             -        (7,229)            -
  Gain from disposal of discontinued operations            -             -         7,229             -
                                                ------------  ------------  ------------  ------------
                                                           -             -             -             -
                                                ------------  ------------  ------------  ------------
NET LOSS                                        $   (224,474) $   (113,300) $ (1,013,901) $ (1,289,399)

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)                 -        (2,286)          644        (6,778)
                                                ------------  ------------  ------------  ------------
                                                           -        (2,286)          644        (6,778)
                                                ------------  ------------  ------------  ------------
COMPREHENSIVE LOSS                              $   (224,474) $   (115,586) $ (1,013,257) $ (1,296,177)
                                                ============  ============  ============  ============











                  The accompanying notes are an integral part of these consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Continued)
                                   (UNAUDITED)

                                                  For three months ended      For nine months ended
                                                       September 30,                September 30,
                                                     2005          2004          2005          2004
                                                ------------- ------------- ------------- -------------
Net loss per common share and equivalents -
  basic and diluted
  Loss from continuing operations               $       0.00  $       0.00  $      (0.01) $      (0.03)
  Loss from discontinued operations             $       0.00  $       0.00  $       0.00  $       0.00
                                                ------------  ------------  ------------  ------------
                                                $       0.00  $       0.00  $      (0.01) $      (0.03)
                                                ============  ============  ============  ============
Weighted average shares outstanding during
  the period - basic and diluted                 196,259,664    50,027,718   114,179,785    49,594,230
                                                ============  ============  ============  ============






































                  The accompanying notes are an integral part of these consolidated financial statements.

                ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For nine months ended
                                                                 September 30,
                                                               2005         2004
                                                          ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $ (1,013,901) $ (1,289,399)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                                  48,442        66,903
 Issuance of stock for compensation and services               393,000       985,856
 Provision for uncollectible amounts                            11,293       400,000
 Loss on disposal of fixed assets                               26,066             -
 Gain on disposal of subsidiary                                 (7,229)            -
 Minority interest in subsidiary                                 7,229             -
 Gain on settlement of payables                                (49,031)            -
 Equity in loss of unconsolidated affiliate                          -        19,424
 Changes in operating assets and liabilities:
   Decrease in accounts receivable                                 437        33,679
   Decrease in prepaid expenses, deposits and other assets      14,905        37,951
   Decrease in accounts payable and customer deposits          (10,457)     (467,009)

   Decrease in deferred revenue                                (10,136)      (37,870)
   Increase in accrued expenses and other payable               38,802             -
   Increase (Decrease) in cash overdraft                        11,509      (401,501)
                                                          ------------  ------------
      Net cash used in operating activities                   (539,071)     (651,966)
                                                          ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                            (43,423)       (5,203)
 Cash lost in disposition of subsidiary                       (127,711)            -
 Earnest deposit on acquisitions, net                       (7,294,714)            -
 Proceeds from acquisition of subsidiary                       127,711             -
 Proceeds from sale of investment                                    -       100,953
                                                          ------------  ------------
      Net cash provided by (used in) investing activities   (7,338,137)       95,750
                                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital leases                                           -       (14,018)
 Payment on notes payable                                     (209,578)      (29,188)
 Advances received for acquisitions                            228,139             -
 Proceeds from sale of shares                                7,851,655       349,970
 Proceeds from (Payments to) related parties, net              (23,005)      259,210
                                                          ------------  ------------
      Net cash provided by financing activities              7,847,211       565,974
                                                          ------------  ------------











                  The accompanying notes are an integral part of these consolidated financial statements.

                ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                            For nine months ended
                                                                 September 30,
                                                               2005         2004
                                                          ------------- -------------
EFFECT OF EXCHANGE RATES ON CASH                                   644        (4,492)

NET INCREASE (DECREASE) IN CASH                                (29,353)        5,266
 CASH, BEGINNING OF THE YEAR                                    67,631         8,282
                                                          ------------  ------------
 CASH, END OF THE YEAR                                    $     38,278  $     13,548
                                                          ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
Cash paid during the period for interest                  $     38,804  $     22,274

Cash paid during the period for income taxes              $        800  $        800



































                  The accompanying notes are an integral part of these consolidated financial statements.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

     The results of operations for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire year. Certain 2004 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3:  Principles of Consolidation
         ---------------------------
     The accompanying consolidated financial statements for the three months and nine months ended September 30, 2005 included the accounts of Elephant Talk Communications, Inc., and its 100% wholly owned subsidiary Elephant Talk Limited. The consolidated financial statements for the same period in 2004 included the accounts of Elephant Talk Communications, Inc., its 100% wholly owned subsidiary Elephant Talk Limited and its 30% equity investment in New Times Navigations Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     During the nine months ended September 30, 2005, the Company issued a) 7,764,323 common shares valued at $373,000 as compensation to directors for salaries and fees for attending Board meetings; b) 400,000 common shares valued at $20,000 to a consultant for providing consulting and management advisory services; c) 989,166 common shares valued at $37,588 to a director in settlement of payables; d) 100,000,000 common shares sold to an accredited investor valued at $3,600,000; and e) 20,000,000 common shares issued as earnest deposit for acquisition of a European telecom operator.

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

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115 "Accounting in certain investments in debt and equity securities". EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after September15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 7:  Segment Information
         -------------------
     The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon the definitions contained within SFAS No. 131, the Company has determined that it now operates in only in one segment consisting of Telecommunication Products business. The Technical Consulting Services business segment was discontinued as of June 30, 2005. All inter-segment transactions have been eliminated in the consolidated financial statements.

NOTE 8:  Advances to Third Parties
         -------------------------
     The Company has advanced a) $549,955 to two European telecom entities for their working capital requirements while the Company is completing its due diligence of its proposed acquisitions (Note 9); and b) $244,474 to third parties for development of products and services in which the Company has an interest. All advances made by the Company during the nine months period ended September 30, 2005, are deemed fully recoverable at September 30, 2005.

NOTE 9:  Earnest Deposits for Acquisitions
         ---------------------------------
     On January 17, 2005, the Company entered into a Memorandum of Understanding ("MOU") with an accredited investor based in Europe whereby, the Company agreed to acquire all of the issued and outstanding shares of a European telecom company from the European investor. As of September 30, 2005, the Company has made earnest deposits of $6,151,250 to the European investor. The Company is conducting its due diligence of its proposed acquisition of the European telecom company and fully expects to execute a definitive agreement upon completion of its due diligence.

     The Company made earnest deposits of $235,276 and issued 20,000,000 common shares valued at $720,000 to a telecommunications service provider, a company registered in British Virgin Islands, for its proposed acquisition of 100% of equity ownership of its business. The Company is conducting its due diligence of the telecom service provider and expects to execute a definitive agreement upon completion of its due diligence.

     The Company has recorded $7,106,526 as earnest deposits for acquisitions in the accompanying financial statements as of September 30, 2005.

NOTE 10: Related Party Transactions
         --------------------------
     The Company has advanced funds amounting to $444,157 to entities that the Company's officers and/or shareholders have an ownership interest in prior to 2002. The Company has provided a reserve for uncollectible funds amounting to $364,745 for such funds advanced as of September 30, 2005.

     During the nine month period ended September 30, 2005, the Company issued 989,166 restricted common shares valued at $37,588 to a director in settlement of payables amounting to $69,619. The Company recorded a gain of $49,031 as a result of settlement of payables in the accompanying financial statements as of September 30, 2005.

     On December 25, 2003, a Company's affiliate had signed a promissory note of $408,975 which was fully guaranteed by the Company. The note requires a monthly installment of $12,535 with the remaining balance due on December 24, 2006. The affiliate is in arrears in making monthly payments on the note. The Company will be obligated to pay the unpaid balance of the promissory note in full in case of default of payments by the affiliate.
     The Company has provided a full allowance for the unpaid balance of $326,036 on the promissory note in the accompanying financial statements at September 30, 2005.

NOTE 11: Stockholders' Equity
         --------------------
     Issuance of common stock during the nine months ended September 30, 2005:
     The Company sold to Rising Water Capital AG ("RWC"), an accredited investor from Europe, 195,947,395 restricted common shares of the Company and received a cash consideration of $7,761,655. On June 27, 2005, the Company issued to RWC 100,000,000 of its restricted common shares valued at $3,600,000. The common shares were valued at the ten day average market closing price on the date of issuance. Upon issuance of the remaining 95,947,395 common shares to RWC, RWC will own approximately 66% of the outstanding common shares of the Company.

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

     The Company issued 20,000,000 common shares valued at $720,000 as an earnest deposit to a telecommunications service provider, a company registered in British Virgin Islands, for its proposed acquisition of 100% of equity ownership of its business. The common shares were valued at the ten day average market closing price on the date of issuance.

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

     Pursuant to cancellation of Company's investment in New Times in December 2004, the shareholders of New Times were required to return to the Company 5,100,000 common shares as part of Company's consideration towards its 30% investment interest in New Times. On February 22, 2005, the Company cancelled 2,252,500 common shares received from New Times shareholders. The Company expects to receive and cancel the remaining 2,847,500 common shares held by New Times shareholders. The Company has taken protective measures to ensure that the remaining 2,847,500 common shares are restricted and non tradable.

NOTE 12: Discontinued Operations
         -----------------------
     On January 5, 2005, the Company completed its purchase of 60% equity ownership interest in True Precise from Keen Solution in a Share Exchange Agreement. The Company issued 23,137,500 restricted common shares valued at $1,436,875 for its purchase consideration of 60% equity interest. On August 8, 2005, Keen Solutions sent notification informing the Company that it has unilaterally decided to terminate the Agreement. The Company has placed a stop transfer restriction on 23,137,500 common shares it issued to Keen Solution. The Company treated True Precise's transaction as discontinued operation and has recorded 23,137,500 common shares as cancelled shares in the accompanying financial statements at September 30, 2005. This cancellation of shares resulted in a gain of $7,229 due to disposal of discontinuing operations in the accompanying financial statements as of September 30, 2005.

     Discontinued operations for the nine months ended September 30, 2005 are as follows:

                                                         Nine months ended
                                                         September 30, 2005
                                                       ---------------------
                Consulting service income                $         176,325

                Operating expenses                                 183,554
                                                         -----------------
                Loss from discontinued operations        $          (7,229)
                                                         =================

NOTE 13: Basic and Diluted Net Loss Per Share
         ------------------------------------
     Basic and diluted net loss per share for the three months and nine months ended September 30, 2005 and 2004 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since there are no dilutive shares outstanding at September 30, 2005 and 2004, respectively.

NOTE 14: Employee Benefit Plan
         ---------------------
     The Company adopted an employee benefit plan "The 2000 Employee Benefit Plan" (the "Plan") on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company's common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company's securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 300,000 shares of common stock and 4,000,000 stock options remain available for grant at September 30, 2005.

NOTE 15: Going Concern
         -------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $11,932,143 including a net loss of $1,013,901 for the nine months ended

     September 30, 2005. This raises a substantial doubt about the Company's ability to continue as a going concern. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended September 30, 2005 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of vendors debt by issuance of common shares and (v) acquire profitable companies that bring synergies to the Companies products and services.


PART 1

ITEM 2   Management Discussions and Analysis or Plan of Operation

     Elephant Talk Communications, Inc. (ETCI) is a facility based international long distance carrier offering highly reliable and competitively priced services on the wholesale market. The Company provides services to first-tier local and international telecommunications carriers, enabling those carriers and other service providers to offer voice and fax services to their end-customers. The operations include international long distance on both sides of the Pacific, serving over 20 foreign countries through an advanced and flexible network. The Company has been expanding its foothold in Asia with more profitable routes and the development of value-added services, such as PC-to-Phone service, voice over Internet protocol (VoIP), Broadband Internet and Short messaging service (SMS). The Company is actively pursuing new sales channels for the higher-margin prepaid calling card market, expanding from the U.S. to several countries in Europe and South East Asia.

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

     On January 5, 2005, pursuant to a Share Exchange Agreement ("Agreement"), the Company completed its purchase of 60% equity ownership interest in True Precise Technology Limited ("True Precise"), a limited liability company, registered in British Virgin Island, from Keen Solution Group Limited ("Keen Solution"), a company registered in British Virgin Island. As consideration for the acquisition, the Company issued 23,137,500 restricted common shares to Keen Solution valued at $1,436,875. Upon completion of the acquisition on January 5, 2005, True Precise became a majority owned subsidiary of the Company. On August 8, 2005, Keen Solutions sent notification informing the Company that it has unilaterally decided to terminate the Agreement. The Company treated True Precise's transaction as discontinued operation and recorded 23,137,500 common shares as cancelled shares in the accompanying financial statements at September 30, 2005. The Company has taken protective measures to ensure that 23,137,500 common shares are restricted and non tradable. The Company recorded a gain of $7,229 on disposition of its discontinued operations in the accompanying financial statements as of September 30, 2005.

     On January 17, 2005, the Company entered into a Memorandum of Understanding ("MOU") with an accredited investor in Europe whereby, the Company agreed to acquire all of the issued and outstanding shares of a European telecom company from the European investor. As of September 30, 2005 the Company has made earnest deposits of $6,151,250 to the European investor. Furthermore, the Company has advanced an additional $113,050 to the European telecom company as of September 30, 2005 for its working capital requirements. The Company is conducting its due diligence of its proposed acquisition of the European telecom company and expects to execute a definitive agreement upon completion of its due diligence. The transaction is expected to close in January 2006. The European telecom company is a telecommunications service provider that provides various premium rate services such as 0900 service and VoIP services to corporations and content providers within the European Union. The Company believes that it can extract considerable synergies with this acquisition by integrating its VoIP platforms and extend its reach from China to Europe and vice-versa.

     The Company signed a Letter of Intent to acquire 100% of equity interest in a telecom service provider, a company registered in British Virgin Islands with administrative offices in Vaduz, Furstentum, Liechtenstein. The telecom service provider is a marketing vehicle for a unique low rate international telephone service based on the Company's technical platform. The Company is currently performing its due diligence of the telecom service provider and plans to sign a definitive agreement upon completion of its due diligence. As of September 30, 2005, the Company has advanced to the telecom service provider cash of $235,276 and 20,000,000 restricted common shares for a total consideration valued at $955,276 as earnest deposit towards its acquisition. The transaction is expected to close in January 2006.

     Results of Operations: The results of operations of the Company for the three months and nine months ended September 30, 2005 consisted of the operations of ETCI and its wholly owned subsidiary Elephant Talk Limited. The results of operations for the three months and nine months ended September 30, 2004 consisted of the operations of ETCI, its wholly owned subsidiary Elephant Talk Limited and its 30% equity investment in New Times Navigation Limited. The Company reported net losses of $224,474 and

     $1,013,901 for the three months and nine months ended September 30, 2005 compared to net losses of $113,300 and $1,289,399 for the same periods in 2004.

     Revenues and Cost of revenues: The Company reported revenues of $42,780 and $246,413 during the three months and nine months ended September 30, 2005 compared to $143,677 and $495,657 for the same periods in 2004. Revenues consisted of sale of telecommunications products such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to major telecommunication companies and retail customers in the US, Europe, China, Indonesia, New Zealand and Hong Kong. Revenues Decreased due to intense competition and consistent decline in telecommunications products markets. Furthermore, the Company discontinued its technical consulting and business advisory services business in June 2005 whereas, such business contributed $176,325 in revenues during the three months ended March 31, 2005. No revenues were contributed from such business during the three and nine months ended September 30, 2004.

     Cost of revenues was $38,187 and $204,261 for the three months and nine months ended September 30, 2005 compared to $69,765 and $344,751 for the same periods in 2004. Cost of revenues included the costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold. Gross margin for the three months and nine months ended September 30, 2005 was $4,593 (10.7%) and $42,152 (17.1%) compared to $73,912 (51.4%)
     and $150,906 (30.4%) for the same periods in 2004. The gross margin for the three months and nine months ended September 30, 2005 remained relatively flat due to the change in the revenue mix for the services provided to the customers in the telecom markets.

     Selling, general and administrative expenses (S,G&A): S,G&A expenses were $214,328 and $944,316 for the three months and nine months ended September 30, 2005 compared to $150,110 and $1,555,040 for the same periods in 2004. S,G&A expenses increased during the three months period ending September 30, 2005 compared to same period in 2004 due to the legal and administrative costs incurred by the Company in connection with performing due diligence on proposed acquisitions. S,G&A expenses for the nine months period ending September 30, 2005 decreased when compared to the same period in 2004, primarily due to reduction its payroll and other general and administrative expenses through right-sizing the organization. Depreciation expense was $10,386 and $48,442 for the three months and nine months ended September 30, 2005 compared to $18,916 and $62,160 for the same periods in 2004 since majority of the Company assets were fully depreciated in 2004.

     Other Income and Expenses: Interest expense for the three months and nine months ended September 30, 2005 was $26,664 and $86,124 compared to $8,262 and $18,800 for the same periods in 2004. The Company recorded a gain in settlement of debts of $49,031 during the three months and nine months ended September 30, 2005 compared to a gain of $227,655 in settling claims of vendors during the same periods in 2004. The Company recorded a gain of $22,304 and loss of $26,066 on disposition of fixed assets during the three months and nine months ended September 30, 2005. No assets were disposed during the same periods in 2004.

     Discontinued operations: The Company discontinued operations of a majority owned subsidiary, True Precise and recorded a loss from discontinued operations of $7,229 during the nine months period ended September 30, 2005. The Company did not have any discontinued operations during the same period in 2004. The Company recorded a gain of $7,229 from the disposal of discontinued operations during the nine months ended September 30, 2005. The Company took protective measures and placed share transfer restrictions on the sale of its 23,137,500 common shares issued to Keen Solution.

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

     Operating activities: Net cash used in operating activities during the nine month period amounted to $539,071 primarily due to decrease in prepaid expenses and carrier deposits of $14,905, decrease in accounts payable and customer deposits of $10,457, increase in accrued expenses and other payable of $38,802, decrease in deferred revenue of $10,136 and increase in cash overdraft of $11,509. Additionally, the Company's current liabilities exceeded its current assets by $659,057 at September 30, 2005. These factors and the Company's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern.

     Investing activities. Net cash used in investing activities during the nine months ended September 30, 2005 was $7,338,137 primarily due to the Company making net earnest deposits of $7,294,714 to acquire telecom companies in Europe. The Company received net proceeds of $127,711 from its acquisition of True Precise and lost $127,711 upon disposition of True Precise. In addition, the Company used proceeds to acquire equipment for $43,423 during the nine months ended September 30, 2005.

     Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2005 was $7,847,211. The Company received $7,851,655 from Rising Water Capital from sale of 195,947,395 restricted Common Shares of the Company. The Company received advance of $228,139 from a third party and made net payments of $209,578 towards notes payable and $23,005 to related parties.

     As a result of the above activities, the Company experienced a net decrease in cash of $29,353 for the nine months ended September 30, 2005. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors, acquiring profitable operations or by selling its common shares and fulfilling its plan of restructuring as outlined above. In view of low borrowing interest rates, the Company is actively pursuing additional credit facilities with financial institutions as a means to obtain new funding. The Company's management estimates that it currently has the funds to operate for at least twelve months without raising additional capital.

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

PART 1

ITEM 3   Controls and Procedures

     Evaluation of disclosure controls and procedures:

     Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures were as of the end of the period covered by the filing of this report, and believe that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed is accumulated and communicated to management including our CEO and CFO to allow timely decisions regarding required disclosures. There have been no changes in Company's internal control over financial reporting, that occurred during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Changes in internal controls: Subsequent to the date of the above evaluation, the Company made no significant changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)
                               SEPTEMBER 30, 2005

PART II

ITEM 1   Legal Proceedings

         None

ITEM 2   Changes in Securities

         None

ITEM 3   Defaults Upon Senior Securities

         Not applicable

ITEM 4   Submission of Matters to Vote of Securities Holders

         None

ITEM 5   Other Information

         None

ITEM 6   Exhibits and Reports on Form 8-K

         a) Exhibits

         31.1  Certification of Chief Executive Officer
         31.2  Certification of Chief Financial Officer
         32.1 Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K

         None

               ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          OTHER INFORMATION (UNAUDITED)

                               SEPTEMBER 30, 2005


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.



                                 Elephant Talk Communications, Inc.

Date:  November 14, 2005         By: /s/ Russelle Choi
                                 --------------------------------
                                 Russelle Choi
                                 President & Chief Executive Officer