Form 10KSB
period 2006-04-25
ELEPHANT TALK COMMUNICATIONS INC
filed 2006-05-19
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30061

ELEPHANT TALK COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA
(State of incorporation)

95-4557538
(I.R.S. Employer Identification No.)

438 East Katella Avenue, Suite 217, Orange, California 92867
(Address, including zip code, of registrant's executive offices)

(714) 288-1570
(Telephone number, including area code, of registrant’s executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
None

Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock
No par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for most recent fiscal year: $282,417

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of May 16, 2006, approximately $18,275,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 16, 2006, there were 185,250,088 shares of common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
2005 Form 10-KSB Annual Report

Explanatory Note:

Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" are to Elephant Talk Communications, Inc., a California corporation, its wholly owned subsidiary, Elephant Talk Limited, its wholly owned subsidiary Guangdong Elephant Talk Network Consulting Limited, its wholly owned subsidiary True Precise Technology Limited, its wholly owned subsidiary Full Mark Limited, and its majority owned (50.56%) subsidiary Elephant Talk Middle East & Africa FZ-LLC. All share and per share information contained herein has been adjusted to reflect a one for ten reverse split of the Company's common stock completed and effected on January 22, 2002.

PART I

Item 1: Description of Business

Organization and Nature of Operations

Elephant Talk Communications, Inc. (herein referred to as "Elephant Talk," "ETCI," "We," "Our," or "Company" formerly known as Staruni Corporation), was incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation. The Company was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation.

Pursuant to an Agreement of Merger and Plan of Reorganization, effective August 27, 2001, and through the subsequent transaction that closed on January 4, 2002, Staruni Corporation, a California corporation merged with Elephant Talk Limited, a limited liability company incorporated in Hong Kong. Per the terms of the merger agreement, Staruni continued its corporate existence under the laws of California and Elephant Talk Limited became its wholly-owned subsidiary. In conjunction with the merger, Staruni changed its name to Elephant Talk Communications, Inc. in order to emphasize that the new focus of ETCI will be the business of Elephant Talk Limited. Each holder of ordinary shares of Elephant Talk Limited common stock, par value of HK$1 (One Hong Kong Dollar) immediately prior to the effective time of the merger date, by virtue of the merger and without any action on the part of such holder, was entitled to receive, as of the merger date, such number of shares of common stock of ETCI, no par value, as the number of shares of Elephant Talk Limited common stock owned by such holder as of the merger date. Collectively, following the merger, the former holders of Elephant Talk Limited common stock held 31,164,210 shares of our common stock, which represented 90% of our issued and outstanding shares of common stock at the time. The merger caused no change in any of the shares of the ETCI's common stock outstanding on the merger date, and no other securities were converted as a result of the merger. At the conclusion of the merger on January 4, 2002, The Hartcourt Companies, Inc. ("Hartcourt") retained a majority ownership in ETCI.

Elephant Talk Limited is currently engaged in long distance telephone business and actively pursuing to position itself in mobile value-added service provider in China. Per the terms of the merger agreement, the Company sold its Internet Service Provider ("ISP") business to a related party, Vision Aerospace Inc. ("Vision") for 1,000,000 shares of Vision valued at $10,385. Vision is owned by the former President of the Company. The value of the shares was recorded at the book value of the assets exchanged to acquire the shares of Vision.

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

On April 3, 2004, the Company signed a Share Exchange Agreement with its intent to acquire 60% of the equity ownership interest in Urumqi General Systems Technology Company Ltd. (known as "General System" or "WestSMS"), a leading provider of mobile SMS services in the resource rich province of Xinjiang, China. On January 5, 2005, the Company completed the above acquisition where it formed True Precise Technology Limited ("True Precise"), a limited liability company registered in British Virgin Islands, as its investment holding company, that acquired 60% of the equity ownership interest in General System from Keen Solution Group Limited ("Keen Solution"), a limited liability company registered under the laws of British Virgin Islands. As consideration for the acquisition, the Company issued 23,137,500 restricted common shares valued at $1,436,875 for its 60% equity interest. Upon completion of the transaction, True Precise became a wholly-owned subsidiary of the Company and General System became a majority owned subsidiary of True Precise.

On August 8, 2005, Keen Solution sent notification informing the Company that it has unilaterally decided to terminate the Share Exchange Agreement. The Company placed a stop transfer restriction on all of the 23,137,500 common shares it issued to Keen Solution. The Company has treated True Precise’s transaction as discontinued operation and has recorded 23,137,500 common shares as cancelled shares as of December 31, 2005. Of those shares, 20,137,500 have been returned to the Company’s treasury, and the Company continues to pursue the return of the remainder. The Company has evaluated its legal options in connection with the termination of the Share Exchange Agreement and came to the conclusion that a mutual rescission of the agreement was in the Company’s best interest. The Company still continues to pursue the return of 3,000,000 common shares from Keen Solution.

On January 17, 2005, pursuant to the Memorandum of Understanding, the Company agreed to acquire all of the issued and outstanding shares of Benoit Telecom Holding A.G. (“Benoit”), a European telecom company with headquarters at 105 Gartenstrasse, CH-4052 Basel, from an accredited investor and owner based in Europe. The Company has made earnest deposits of $6,043,080 with an escrow trust company. The Company has completed its due diligence investigation of Benoit and expects to close the transaction and execute a definitive agreement by May 31, 2006.

Pursuant to the terms of an agency agreement in connection with its acquisition of Phonetone Telecom Ltd. (“Phonetone”) from Calfin Trust, the Company agreed to issue 40,000,000 restricted common shares, pay a cash consideration of $600,000, and share 15% of the yearly total profit margin generated by the Company or any of its affiliated companies from the Phonetone’s premium rate numbers in the years 2006, 2007 and 2008. Phonetone is a European telecom service provider registered in the British Virgin Islands with administrative offices in Vaduz, Furstentum, Liechtenstein. Phonetone is a resale agent of a unique low rate international telephone service based on it’s technical platform. As of May 16, 2006, the Company has advanced $225,562 and 20,000,000 shares of common stock valued at $720,000 to Calfin Trust as an earnest deposit towards the proposed acquisition of Phonetone. The Company has performed its due diligence on the telecom service provider and plans to sign a definitive acquisition agreement in the near future.

On April 20, 2005, the Company formed a joint venture Free Zone Limited Liability company to be incorporated in the Dubai Technology, Electronic Commerce and Media Free Zone, Dubai, United Arab Emirates (UAE) under the name Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”). The Company, through its wholly owned subsidiary Elephant Talk Limited, has incorporated this joint venture company on November 6, 2005 and contributed $50,907 towards its equity share capital as of December 31, 2005. The Company owns 50.54% share of this newly formed joint venture company. ET ME&A is committed to spend the necessary funds to keep its share of equity investment and is currently seeking regulatory approvals for obtaining trade and business licenses from the UAE government to conduct its business. ET ME&A and has not yet begun operations and plans to operate various telecom related businesses in the Middle East and Africa.

Pursuant to the Stock Purchase Agreement, the Company agreed to sell to Rising Water Capital, A.G., a company registered in Zug, Switzerland (“Rising Water Capital”) 195,947,395 shares of the Company’s common stock for an aggregate purchase price of $7,837,896. The Stock Purchase Agreement provided that Rising Water Capital would be entitled to appoint six out of eleven directors of the Company. In addition, Rising Water Capital agreed to retain the current management of the Company for a five year term. The purpose of this transaction will enable Rising Water Capital to infuse capital so that the Company could complete its pending acquisitions.

On June 30, 2005, Rising Water Capital closed the purchase of a total of 100,000,000 shares of common stock at a price of $0.04 per share, representing 49.2% of the Company’s then issued and outstanding shares of common stock of 203,107,170. Inasmuch as the total authorized number of shares of common stock of the Company was 250,000,000 shares, management could not sell and therefore, Rising Water Capital was unable to purchase the remaining 95,947,395 shares. In addition, the arrangements with respect to the appointment of Board of Directors have not been consummated.

On December 15, 2005, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $3.5 million (the “Note”) to Rising Water Capital, in exchange for a loan in the same principal amount to be drawn down in stages. The Note is convertible during the term, in whole or in part, into common shares of the Company at the conversion price of three and one-half cents ($0.035) of principal amount per share of common stock. The agreement to issue additional shares was conditional subject to the Company obtaining approval for the increase in authorized common shares. Since the Company has not received the approval to increase its authorized common shares and that condition has not been fulfilled as of December 31, 2005, the Company is not obliged to issue additional shares. As of December 31, 2005, the Company received funding of $2,570,300 against the $3.5 million Note. Assuming that the Note is fully converted into common stock, the Company would be obligated to issue 100,000,000 shares of common stock to Rising Water Capital, representing an additional 33.0% of the post issuance shares of common stock outstanding as of December 31, 2005. None of the principal amount of the Note has been converted into shares of common stock.

In connection with the termination of the True Precise acquisition and cancellation of 20,137,500 shares of common stock issued to True Precise, the Company agreed to reissue to Rising Water Capital all of the 23,137,500 common shares received or to be received, as additional compensation for this failed acquisition. The successful consummation of the True Precise acquisition had been a condition of Rising Water Capital's obligation to purchase 195,947,395 shares of common stock pursuant to a Stock Purchase Agreement, dated June 30, 2005, and, therefore, the reissuance of these shares is being offered as additional compensation to Rising Water Capital.

On July 11, 2005, the Company’s wholly owned subsidiary Elephant Talk Limited formed Full Mark Limited, a limited liability company organized under the laws of British Virgin Islands, to facilitate acquisitions for the Company in China. On December 13, 2005, Full Mark formed a wholly owned subsidiary Jinfuyi Technology (Beijing) Co. Ltd. (“Jinfuyi”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $200,000. On January 2, 2006, Jinfuyi and Beijing China Wind Telecommunication Information Technology Company Limited, a limited liability company organized under the laws of the Peoples’ Republic of China (“Beijing China Wind”), entered into an Exclusive Technical Consulting and Services Agreement (the ”Service Agreement”), pursuant to which Jinfuyi has the exclusive right to provide technical and consulting services in exchange for services fees of approximately $4,875,000 per year, subject to the right of Jinfuyi to adjust the service fee depending on the quantity of the services that it actually provides.

On January 4, 2006, Guangdong Elephant Talk Network Consulting Limited, a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Guangdong Elephant Talk”) and an agent of the Company, and Beijing Zhongrun Chuangtou Technology Co., Ltd., a limited liability company organized and existing under the laws of the Peoples’ Republic of China (the “Vendor”), entered into an Equity Transfer Agreement (the ”Agreement”), pursuant to which Guangdong Elephant Talk agreed to acquire sixty percent (60%) of the registered capital of Beijing China Wind. Pursuant to the Agreement, the purchase price for 60% of Beijing China Wind was agreed to $4,800,000, subject to adjustments based on Beijing China Wind’s audited net income for fiscal 2005 and 2006, and is payable (x) in cash of $2,800,000 in five installments the last of which is to be paid on January 31, 2007, and (y) by the issuance by the Company to the Vendor of 20,000,000 shares of restricted common stock valued at $0.10 per share, in four equal installments the last of which is to be issued on January 31, 2007. The Vendor has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 shares of restricted common stock either in exchange for a 25% equity interest in Beijing China Wind or for settlement in cash within 90 days.

The purchase price is financed by a combination of issuing its common stock and making payments in cash from internal sources, mainly from the $3.5 million of proceeds advanced to date under the terms of a Convertible Promissory Note issued on December 15, 2005, which is discussed above. The terms of the Agreement impose several contractual restrictions on the operations of Beijing China Wind that may be favorable to the Company. In addition to other contractual restrictions, Guangdong Elephant Talk will have the right to appoint three of five Board of Directors of the Beijing China Wind.

The agency relationship inherent in the Agreement and ancillary documents is required in order to comply with the foreign investment laws of the Peoples’ Republic of China. Under such laws, the Company would not be permitted, directly or indirectly, to own 60% of Beijing China Wind. Therefore, the Company has entered into a declaration of trust agreement with Lui Por and Lin Qui Xia, the owners of the capital stock of Guangdong Elephant Talk, who are also citizens and residents of the Peoples’ Republic of China. The latter have agreed to hold their interests in Guangdong Elephant Talk for and on behalf of Elephant Talk Limited, wholly owned subsidiary of the Company, and to transfer the 60% interest in Beijing China Wind to Elephant Talk Limited or its designee when such transfer complies with China’s foreign investment laws. In addition to the legal implications of the acquisition which are discussed above, the Company plans to consolidate the operations of Beijing China Wind in the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles, because of the Company’s indirect control over the operations of Beijing China Wind.

Background of Elephant Talk Limited

Established in late 1994, Elephant Talk Limited is located and operated in Hong Kong. The Company was previously a provider of international call termination into China. However, due to the extreme competitive nature of this market, the Company is now repositioned as a mobile value-added services provider in China that provides the following services:

•
mobile value-added services, viz., short messaging services (SMS) including SMS based chat and mobile games, interactive voice response services (IVRS), ring-tone/wall-paper downloads for mobile handsets and mobile e-commerce/payment services;

•	eTalk, our pre-paid calling card for PC-to phone service targeted at HK-China business commuters;
•	prepaid and post paid phone cards that are distributed in the US;
•	international long distance services in wholesale market principally to carriers

The majority of the Company's revenue on an on-going basis is expected to come from mobile value-added services. Instead of building the business by itself, the Company is in the process of acquiring an established Short Messaging Service (SMS) company in China as a cornerstone in its transition to higher margin telecommunications industry.

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

We continue to provide some international call termination services to China and other parts of Asia to other carriers around the world. However, due to the competitiveness of the market, revenues have all but disappeared and attention to this segment has slowly diminished throughout the course of 2004 and 2005.

Long-term Growth Strategy

Continuing to reposition the Company during 2005, management has been actively seeking other business opportunities to steer the Company away from the extremely competitive and virtually no margin market of international call termination to the more profitable, growing though still competitive, and mobile value added services market in China.

Market Opportunity and Size

According to the Ministry of Information Industry of China the number of mobile users increased by 17.5% and reached 393 million by the end of 2005. Total mobile call time increase by 33.6% over 2004 and reached 1178.8 billion minutes. 24 billion SMS was registered. Long distance international calls registered 9.4% increase to 550 million minutes for fixed lines and 11.9% increase to 330 million minutes for mobile phones.

Broadband internet users reached 37 million. VoIP long distance call within China destinations registered 131 billion minutes and overseas long distance calls registered 1.4 billion minutes. Judging from the statistics, China’s mobile phone usage and long distance calls have been increasing in a substantial rate and no signs of slowing down for the next 3 years. While the competition for these segments of the market is extremely stiff, the market size continues to expand and remains attractive for serious players, especially for value-added services.

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

The Company intends to continue on this path of repositioning by further acquisition of a controlling stake in profitable companies in the coming year. The Company is presently involved in discussions to acquire:

•
Benoit, a European based carrier that provides wholesale, free phone, Carrier Select and Carrier Pre-Select calls and various premium number rate services, such as 0900 service and VoIP services to corporations and content providers within the European Union. The Company believes that we can extract considerable synergies with them by integrating our VoIP platforms and extend our reach from China into Europe and vice-versa. Unforeseen circumstances not withstanding, we expect completion of this transaction by second quarter of 2006.

•
Phonetone, a resale agent for a unique low rate international telephone service based on Company’s agreement with various telecomm operators. It promotes its services through extensive media marketing network.

•
Elephant Talk Middle East & Africa, a newly incorporated telecom and related services operator in the Middle East. Presently, the unit is applying for the international telecommunication service license, value added service license and internet service provider license. We intend to progressively build a comprehensive IP network to cover most of the Middle East countries. All existing voice and data business from our Middle East partner, Itsalat International Company Limited, will be terminated with our new IP network. In addition, the new platform enables us to operate international call services, calling cards, mobile value added services and networking business in the region.

•
Beijing China Wind, a SMS company in Beijing China, a highly ranked mobile value-added service company in China. The company has nationwide coverage of SMS and MMS. Since its inception in December 2003, Beijing China Wind has been providing its customers with wireless internet services which include short messaging services, multimedia messaging services, wireless application protocol, interactive voice response and ring-back tone services as well as a web portal. Short messaging services are the Company’s primary wireless internet data service, accounting for approximately 86% of the wireless internet services revenue in 2004. Beijing China Wind will provide our group a considerable future increase in revenues and net profits. Beijing China Wind’s service is mainly offered via China Mobile’s Monternet and China Unicom services. China Mobile is the dominant cellular service provider in China, with over 250 million users. Billing and collection is done by cellular service provider and settlement occurs monthly. Presently, the service provider splits 15% of the collected revenue.

Mobile downloads: Ring tones, wall paper, games and canned messages are currently charged on a monthly subscription with unlimited download basis.

Competition: Competition in the SMS market in China is intense. The market is very fragmented with over 4000 content/service providers offering consumer related services that are similar to what Beijing China Wind is offering. Sohu, Netease, Sina.com, Tom Online are the market leaders. These four content/service providers collectively own about 60% of the canned message market in China. On the IVRS front, almost all leading SMS providers now offer IVRS. Competition is expected to be intense as well.

Interactive Voice Recognition Service (IVRS): Users access voice based information via their handsets by dialing a specific number. Then they select the desired information by entering the appropriate commands from their handsets. Beijing China Wind presently offers a wide range of information including weather, stock information, news, sport results and other topical item of interest. Charges are calculated on a per unit time basis.

Beijing China Wind ongoing strategy: Phone handset will become a totally new media platform crossing with TV, newspaper and website. It is Beijing China Wind’s focus to be the leader of this new media in China market. While its revenue from SMS and MMS has been stable for some time, it has to find ways to boost the portion of pay-per-piece user ratio to increase profit. New IVR services are being developed to strengthen the IVR revenue. On the WAP front, it has been focusing its development effort on embracing its WAP services around the up and coming 3G users in China.

We believe that our market concentration in China will be beneficial to the Company as the telecommunications industry in China experiences continuous growth along with the development and modernizations of its economy. As customers' needs become more sophisticated and price-sensitive, the market demand for eTalk is expected to increase significantly. The Accession to WTO makes the demand for international calling services even bigger. We rely on an increasingly transparent regulatory environment in China through her Telecommunications Regulations, and its gradual opening up of the domestic market to foreign participation which should create massive opportunities that facilitate progress toward an improved operating environment.

With the planned acquisition of Benoit Telecom and the formation of Middle East telecom company, ET will expand its world wide network into the European and Middle East countries. The reach into the European network provides ET with a better opportunity to lower its termination cost to some European countries and enables ET to assert better quality control over the network and its associated elements. It is our aim to leverage on our world wide network to provide the best voice quality at competitive price in the industry.

PC-to-phone service, eTalk

In Asian Pacific markets, especially China, where deregulation is relatively limited compared to the U.S., we believe that our customers will look for opportunities to lower their long distance bills. This creates what we believe is a significant opportunity for us to gain market share by using the Internet to transmit phone calls.

In order to take advantage of this opportunity, we have decided to deliver high-quality voice-over-IP (VoIP) telephony services to small and medium businesses in China, initially, under the brand name of eTalk. Accompanying the growth of PCs and use of the Internet, we believe the market potential is huge. We have devised a phased approach to launching our newly developed IAX based VoIP software beginning in the year 2006. Our solution provides many benefits to its customers, including:

•
Low Cost. Our services allow its customers to make telephone calls often at a fraction of the cost of traditional long distance service. Our low cost PC-to-phone service is also available all over the world.

•
High Voice Quality. We offer carrier-grade voice quality through proprietary packet-switching technologies, which reduces packet loss and delay, route packets efficiently and perform quality-enhancing functions, such as echo cancellation and massive redundancy. We intend to continue to enhance the voice quality of our services as our customer base and business grows.

•	Ease of Use and Access. Our services are designed to be convenient and easy to access. No additional telephone lines or special equipment are required.

•
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

•
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

We believe that reliable and flexible billing, information management, monitoring and control are critical to our success, and support all of our services. Accordingly, we have invested substantial resources to develop and implement our sophisticated real-time call management information system. Key features of this system include:

•	customer provisioning;
•	customer access;
•	call routing;
•	call monitoring; and,
•	detailed call records.

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

Attempting to Develop New Revenue Stream

If the market for Internet telephony and other new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations may well be adversely affected. Our customers may be reluctant to use our Internet telephony services for a number of reasons, including:

•	perceptions that the quality of voice transmitted over the Internet is low;
•	our inability to deliver traffic over the Internet with significant cost advantages; and
•	development of their own capacity on routes served by us.

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

Our future financial performance depends substantially on the revenue share between mobile value-added services providers, namely, Beijing China Wind and China Mobile. Any reduction in this revenue share will have a substantial affect on our earnings capability.

Reliance on Third Parties Vendors

We rely upon third-party vendors to provide us with the equipment that we use to transmit calls through our voice networks using principally Nuera, PCM and Cisco equipment. We cannot assure you that we will be able to continue purchasing such equipment from our vendors, in such case, we may not be able to maintain or expand our network to accommodate growth or provide or upgrade certain services when needed.

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

Asian Economy

An economic crisis in Asia where a substantial portion of our client base is located could result in a decrease in our revenues. Several countries in Asia have experienced currency devaluation and/or difficulties in financing short-term obligations. We cannot assure you that the effect of an economic crisis on our customers will not impact operations, or that the effect on our customers in that region will not adversely affect both the demand for our services and the collectable of receivables.

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

Terrorism

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets on which our securities trade, the markets in which we and our customers operate, our operations and our profitability. Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation more difficult and more expensive and ultimately affect the sales of our products and services in the United States and overseas. Also as a result of terrorism, the United States may enter into armed conflicts, which could have a further impact on our domestic and international sales, our supply chain, our production capability and our ability to deliver our products and services to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

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

Our computer network is vulnerable to hacking, viruses and other disruptions

Inappropriate use of our Internet and phone services could jeopardize the security of confidential information stored in our computer system, which may cause losses to us. Inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems - commonly known as "cracking" or "hacking." Although we intend to implement security measures to protect our facilities, such measures could be circumvented. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in our services.

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

Doing business in China

Our operations in China involve certain risks and special considerations not typically associated with operations in the United States. These risks generally related to: (i) social, economic and political uncertainty; (ii) substantial governmental involvement in and control over the Chinese economy; (iii) the possibility that the Chinese government could elect to discontinue its support of the economic reform programs implemented in 1978 and return to a completely centrally planned economy; and (iv) possible nationalization or expropriation of assets. Accordingly, government actions in the future could have a significant effect on economic conditions in China. Such actions and resulting changes in the Chinese economy could significantly adversely affect, limit or eliminate opportunities for foreign investment, the prospects of private sector enterprises operating in China and the value of our investments in China.

Environmental Regulation

Our U.S. and Chinese operations are subject to various governmental laws and regulations. The costs and effects of compliance with environmental laws and regulations in the United States (federal, state and local) and China have not been material in the past and are not anticipated to be material in the future.

Patents, Trademarks and Licenses

We actively pursue the protection of intellectual property rights in the United States and relevant foreign jurisdictions. We conduct our business under the "Elephant Talk" brand name and logo. Currently, Elephant Talk Limited owns certain trademarks in China, Singapore, Hong Kong, USA and Canada, which are either registered in the Trademark Office or in the process of being registered. Elephant Talk Limited owns External Telecommunications Service License and ISP licenses to conduct telecommunications business locally in Hong Kong.

Employees

We currently employ in the United States one full-time employee at our principal executive office located in Orange, California. The executive office provides corporate administrative and advisory services to Elephant Talk and its affiliates. Elephant Talk Limited employs at its two sites located in Hong Kong ten full-time employees for networking operation, customer support, administrative, sales support and accounting services. Its Research and Development centre, located in Guangzhou China, employs 8 highly skilled developers who are responsible for all the software and network development. We believe that our future success will depend in part on our continued ability to attract, hire, integrate, retain and motivate highly qualified personnel in various disciplines, and upon the continued service of our senior management personnel. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Research and Development

Elephant Talk Limited has spent many months doing research and development of our current business strategy, the cost of which has been borne through the issuance of securities in the acquisitions. Because of the continuing technological changes that characterize the Internet, Web design and telecommunications and computer industries, Elephant Talk’s success will depend, to a considerable extent, upon its ability to continue to grow its business by acquiring companies that are ahead of the competition in our industry and develop competitive technologies internally through research and development. Management does not anticipate incurring any significant costs for such research and development in the near term other than through acquisitions.

No assurance can be given that the agreements entered into by us will result in completion of actual agreements or that the terms of the agreements will not be significantly changed, or that any of the financing needs to consummate the agreements discussed in this Annual Report be successfully completed. Elephant Talk's management, which has extensive experience and expertise in relevant industry sectors, intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, we have raised and continue to raise the substantial funds necessary to carry out the plans of our venture partners by selling our own common shares to selected investors/partners. If we are not able to raise the necessary funds to fund our growth, the agreements will need to be modified or cancelled.

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

Item 2. Description of Property

The Company's principal executive office is located at 438 East Katella Avenue, Suite 217, Orange, California 92867. The premises consist of approximately 300 square feet of office space with a large office and a file room. The lease is currently renewed on a month-to-month basis. The monthly rent amounts to $358 with an escalation of monthly rent on the lease anniversary date. Elephant Talk Limited is currently leasing 5,000 square feet of office space at 8/F, 145-159 Yeung Uk Road, Tsuen Wan, Hong Kong for a period of two years commencing May 1, 2004 for a monthly rent of HK$35,000 ($4,487). ET ME&A is leasing its office facilities located at TECOM Zone in Building No. DIC 09 on 2nd floor Premises No. 222 consisting of a floor space of 699 square feet, for an annual rent of $21,900 (AED 80,385). The lease term is for one year commencing on November 2, 2005. The Company leases various co-location spaces with square footage of under 200 square feet in Hong Kong, Guangzhou, Los Angeles, Boston and Singapore where our telecommunications equipment are located.

We believe that the facilities currently under lease are adequate for the Company's present activities, and that additional facilities are available on competitive market terms to provide for such future expansion of the Company's operations as may be warranted.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on December 1, 2005. The shareholders elected Mr. Russelle Choi, Mr. Pius Lam, Mr. Francis Lim, Mr. Manu Ohri and Mr. James Wang to one-year term as directors. Additionally, the shareholders ratified the appointment of Webb & Company, P.A. as the Company's independent auditor. Rising Water Capital, the Company’s majority shareholder, and certain other affiliates of the Company voted by proxy. As a result, all of the agenda items for consideration by our shareholders received an affirmative vote and were passed.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is traded on Over the Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “ETLK”. Prior to the merger with Elephant Talk on January 4, 2002, the Company’s common stock was traded under the symbol “SRUN”. The following table sets forth the range of high and low bid and asked quotations for the common stock (adjusted for 1 for 10 reverse stock split effected on January 22, 2002) during the two most recent years’ calendar quarters ended December 31, 2005 and 2004:

	High Bid	Low Bid	High Asked	Low Asked

March 31, 2004	$0.19	$0.20	$0.19	$0.20
June 30, 2004	0.11	0.11	0.11	0.11
September 30, 2004	0.08	0.09	0.07	0.07
December 31, 2004	0.08	0.08	0.08	0.08
March 31, 2005	0.04	0.04	0.04	0.04
June 30, 2005	0.04	0.04	0.04	0.04
September 30, 2005	0.03	0.03	0.03	0.03
December 31, 2005	0.06	0.05	0.06	0.05

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 2005, there were broker-dealers publishing quotes for the common stock.

Holders

At December 31, 2005, the Company had approximately 2,980 holders of record of its common stock. In addition, there are approximately 4,700 holders in the street name. The holders of common shares are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of common shares have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption of sinking fund provisions applicable to the common stock.

All of the Company’s issued stock has been issued pursuant to exemptions under the Securities Act of 1933, as amended, and nearly all of it would qualify for sale pursuant to either Rule 144 or Rule 144K under the Securities Act of 1933, as amended, provided that the conditions of the Rule are met. Approximately 19,116,972 and 13,168,776 common shares under Rule 144 shares were held by officers and directors that existed at December 31, 2005 and 2004, respectively.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividend on its Common Stock other than those generally imposed by applicable state law.

The Company has no preferred stock issued or outstanding as of December 31, 2005.

Recent Sales of Unregistered Securities

On January 5, 2005, pursuant to a Share Exchange Agreement (“Agreement”), the Company completed its purchase of 60% equity ownership interest in True Precise Technology Limited (“True Precise”), a limited liability company, registered in British Virgin Island, from Keen Solution Group Limited (“Keen Solution”), a company registered in British Virgin Island. As consideration for the acquisition, the Company issued 23,137,500 restricted common shares to Keen Solution valued at $1,436,875. Upon completion of the acquisition on January 5, 2005, True Precise became a majority owned subsidiary of the Company. On August 8, 2005, Keen Solutions sent notification informing the Company that it had unilaterally decided to terminate the Agreement. The True Precise acquisition has been cancelled, and the Company has taken protective measures to ensure that the 23,137,500 common shares are restricted and non-tradable. Of those shares, 20,137,500 have been returned to the Company’s treasury, and the Company continues to pursue the return of the remainder. The 23,127,500 shares issued by the Company were offered pursuant to an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

In this offering, we relied on the exemption from registration of Section 4(2) under the Securities Act, based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were a small number of offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing their shares, to the effect that they will not resell the stock unless their shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the acquisition of True Precise and the issuance of the stock pursuant thereto took place directly between the offerees and our management.

The Company signed a Letter of Intent on March 24, 2005 to acquire 100% of equity interest in Phonetone Telecom Ltd. Phonetone is a marketing vehicle for a unique low rate international telephone service based on the Company’s technical platform. The Company has performed its due diligence of Phonetone and plans to sign a definitive agreement in the near future. Pursuant to the terms of the agreement, the Company agreed to issue 40,000,000 restricted Common Shares, pay a cash consideration of $600,000, and share 15% of the yearly total profit margin generated by the Company or any of its affiliated companies from the Phonetone’s premium rate numbers in the years 2006, 2007 and 2008, in connection with its acquisition of Phonetone. As of December 31, 2005, the Company had advanced $225,562 and issued 20,000,000 restricted Common Shares valued at $720,000 as earnest deposit towards the proposed acquisition of Phonetone. The 20,000,000 shares issued by the Company were issued pursuant to an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

In this offering, we relied on the exemption from registration of Section 4(2) under the Securities Act, based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were a small number of offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing their shares, to the effect that they will not resell the stock unless their shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the acquisition of Phonetone and the issuance of the stock pursuant thereto took place directly between the offerees and our management.

On or about June 30, 2005, pursuant to the Stock Purchase Agreement, the Company agreed to sell to Rising Water Capital 195,947,395 shares of common stock for an aggregate purchase price of $7,837,896. The purpose of this transaction will enable Rising Water Capital to infuse capital into the Company so that the Company could complete its pending acquisitions. On or about June 30, 2005, Rising Water Capital closed the purchase of a total of 100,000,000 shares of common stock at a price of $0.04 per share. Inasmuch as the total authorized number of shares of common stock of the Company was 250,000,000 shares, management could not sell and Rising Water Capital was unable to purchase the remaining 95,947,395 shares. The 100,000,000 shares issued by the Company were issued pursuant to an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

In this offering, we relied on the exemption from registration of Section 4(2) under the Securities Act, based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock and the issuance of the stock pursuant thereto took place directly between the offeree and our management.

On March 1, 2004, the Company entered into a Stock Sale Agreement with an investor who purchased 2,000,000 common shares (Rule 144 one year restriction) for a consideration of $300,000. The restricted common shares were issued on March 3, 2004 and the Company received $300,000. The 2,000,000 shares issued by the Company were issued pursuant to an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

In this offering, we relied on the exemption from registration of Section 4(2) under the Securities Act, based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock and the issuance of the stock pursuant thereto took place directly between the offeree and our management.

On September 3, 2004, the Company entered into a Stock Sale Agreement with an investor who purchased 543,207 common shares (Rule 144 one year restriction) for a consideration of $49,970. The Company received the proceeds from sale of shares on September 16, 2004. The 543,207 shares issued by the Company were issued pursuant to an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

In this offering, we relied on the exemption from registration of Section 4(2) under the Securities Act, based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock and the issuance of the stock pursuant thereto took place directly between the offeree and our management.

Warrants

As of May 2, 2006, there was no warrants outstanding convertible to common stock. During the years 2005 and 2004, no warrants were converted into shares of common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in Elephant Talk’s periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Plan of Operation

Elephant Talk Communications, Inc. is currently engaged in VOIP telecommunications and mobile SMS and other value added telecom services provider in China. In addition, it also offers highly reliable and competitively priced facility-based international long distance services as well as a PC-phone service over IP. With its completion of acquisition of Beijing China Wind, the Company provides its mobile value added services to over 1 million customers in China. Our services include short message service, ring tone/wall-paper downloads and mobile e-commerce services. Our international call services are provided through an integrated network infrastructure comprising both the packet-switched system (IP based) and circuit switched system (conventional phone based) focusing on the Asia Pacific region as well the U.S.

The Company’s long term strategy is to become a major player in the mobile value-added services market by becoming the preferred platform for our customers around the world to access and/or exchange information with one another, via mediums such as mobile terminals or the internet. The Company intends to continue on this path of repositioning by further acquisition of controlling stake in profitable companies in the coming year.

Elephant Talk, through a combination of expertly managed internal expansion and accretive strategic acquisitions, is executing plans to provide a sustainable, growing, diversified and profitable revenue base throughout its operations. The company is aggressively identifying and pursuing the best business opportunities available. Through a continued refinement of operational efficiencies and increasing revenue margins, the Company is destined to provide a clear path to profitability for its current and future businesses.

Material Transactions to an Understanding of our MD&A Discussion

On April 3, 2004, the Company signed a Share Exchange Agreement to acquire 60% of the equity ownership interest in Urumqi General Systems Technology Company Ltd., a leading provider of mobile SMS services in the resource rich province of Xinjiang, China. On January 5, 2005, the Company completed the above acquisition and formed True Precise Technology Limited ("True Precise"), a limited liability company registered in British Virgin Islands, as its investment holding company, that acquired 60% of the equity ownership interest in General System from Keen Solution Group Limited, a limited liability company registered under the laws of British Virgin Islands.

On August 8, 2005, Keen Solutions sent notification informing the Company that it had unilaterally decided to terminate the Share Exchange Agreement. The True Precise acquisition has been cancelled, and the Company has taken protective measures to ensure that the 23,137,500 common shares are restricted and nontradeable. Of those shares, 20,137,500 have been returned to the Company’s treasury. The Company has evaluated its legal options in connection with the termination of the Share Exchange Agreement and came to the conclusion that a mutual rescission of the agreement was in the Company’s best interest. The Company still continues to pursue the return of 3,000,000 common shares from Keen Solution.

On January 17, 2005, the Company entered into a Memorandum of Understanding to acquire all of the issued and outstanding shares of Benoit Telecom Holding A.G., a European telecom company from an accredited investor and owner based in Europe, and has delivered earnest deposits of $6,043,080 with an escrow trust company. The Company has completed its due diligence investigation of Benoit and expects to close the transaction and execute a definitive agreement by May 31, 2006.

Pursuant to the terms of an agency agreement in connection with its acquisition of Phonetone Telecom Ltd. from Calfin Trust, the Company agreed to issue 40,000,000 restricted common shares, pay a cash consideration of $600,000, and share 15% of the yearly total profit margin generated by the Company or any of its affiliated companies from the Phonetone’s premium rate numbers in the years 2006, 2007 and 2008. As of May 16, 2006, the Company has advanced $225,562 and 20,000,000 shares of common stock valued at $720,000 to Calfin Trust as an earnest deposit towards the Phonetone proposed acquisition. The Company has performed its due diligence on the telecom service provider and plans to sign a definitive acquisition agreement in the near future.

On April 20, 2005, the Company formed a joint venture Free Zone Limited Liability company to be incorporated in the Dubai Technology, Electronic Commerce and Media Free Zone, Dubai, United Arab Emirates (UAE) under the name Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”). The Company through its wholly owned subsidiary Elephant Talk Limited incorporated the joint venture company on November 6, 2005 and contributed $50,907 towards its equity share capital as of December 31, 2005. The Company owns 50.54% share of this newly formed joint venture company. ET ME&A is committed to expend the necessary funds to keep its share of equity investment and is currently seeking regulatory approvals for obtaining trade and business licenses from the UAE government to conduct its business. ET ME&A has not yet begun the operations and plans to operate various telecom related business in the Middle East and Africa.

Pursuant to the Stock Purchase Agreement, the Company agreed to sell to Rising Water Capital 195,947,395 shares of the Company’s common shares for an aggregate purchase price of $7,837,896. This transaction will enable Rising Water Capital to infuse capital into the Company and also to acquire control of the Company. On June 30, 2005, Rising Water Capital closed the purchase of a total of 100,000,000 shares of common stock at a price of $0.04 per share, representing 49.2% of the Company’s then issued and outstanding shares of common stock.

On December 15, 2005, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $3.5 million (the “Note”) to Rising Water Capital, in exchange for a loan in the same principal amount to be drawn down in stages. The Note is convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) of principal amount per share of common stock. The agreement to issue additional shares was conditional subject to the Company obtaining approval for the increase in authorized common shares. Since the Company has not received the approval to increase its authorized common shares and that condition has not been fulfilled as of December 31, 2005, the Company is not obliged to issue additional shares. As of December 31, 2005, the Company has received funding of $2,570,300 against the $3.5 million Note. Assuming that the Note is fully converted into common stock, the Company would be obligated to issue 100,000,000 shares of common stock to Rising Water Capital, representing an additional 33.0% of the post issuance shares of common stock outstanding as of December 31, 2005. None of the principal amount of the Note has been converted into shares of common stock as of May 16, 2006.

In connection with the termination of the True Precise acquisition and cancellation of 20,137,500 restricted common shares by the Company as of December 31, 2005, the Company agreed to reissue to Rising Water Capital all of the 23,137,500 restricted common shares received or to be received as part compensation for this failed acquisition. The successful consummation of the True Precise acquisition had been a condition of Rising Water Capital's obligation to purchase 195,947,395 shares of common stock pursuant to a Stock Purchase Agreement, dated June 30, 2005, and, therefore, the reissuance of these shares is being offered as part of compensation to Rising Water Capital.

On July 11, 2005, the Company’s wholly owned subsidiary Elephant Talk Limited formed Full Mark Limited (“Full Mark”), a limited liability company organized under the laws of British Virgin Islands, to facilitate acquisitions of profitable business in China. On December 13, 2005, Full Mark formed a wholly owned subsidiary Jinfuyi Technology (Beijing) Co. Ltd. (“Jinfuyi”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $200,000. On January 2, 2006, Jinfuyi and Beijing China Wind entered into an Exclusive Technical Consulting and Services Agreement (the ”Service Agreement”), pursuant to which Jinfuyi has the exclusive right to provide technical and consulting services in exchange for services fees of approximately $4,875,000 per year, subject to the right of Jinfuyi to adjust the service fee depending on the quantity of the services that it actually provides.

On January 4, 2006, Guangdong Elephant Talk Network Consulting Limited, a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Guangdong Elephant Talk”) and an agent of the Company, and Beijing Zhongrun Chuangtou Technology Co., Ltd., a limited liability company organized and existing under the laws of the Peoples’ Republic of China (the “Vendor”), entered into an Equity Transfer Agreement (the ”Agreement”), pursuant to which Guangdong Elephant Talk agreed to acquire sixty percent (60%) of the registered capital of Beijing China Wind.

Pursuant to the Agreement, the purchase price for 60% of Beijing China Wind was agreed to be $4,800,000, subject to adjustments based on Beijing China Wind’s audited net income for fiscal 2005 and 2006, and is payable (x) in cash of $2,800,000 in five installments the last of which is to be paid on January 31, 2007, and (y) by the issuance by the Company to the Vendor of 20,000,000 shares of restricted common stock valued at US$0.10 per share, in four equal installments the last of which is to be issued on January 31, 2007. Finally, the Vendor has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 shares of restricted common stock either in exchange for a 25% equity interest in Beijing China Wind or for settlement in cash within 90 days.

Comparison of the fiscal years ended December 31, 2005 and December 31, 2004

Our results of operations for 2005 primarily consisted of operations of Elephant Talk Communications, Inc., our wholly owned subsidiary Elephant Talk Limited, our wholly owned subsidiary Guangdong Elephant Talk Network Consulting Limited, our wholly owned subsidiary True Precise Technology Limited, our wholly owned subsidiary Full Mark Limited, and our majority owned subsidiary Elephant Talk Middle East & Africa FZ-LLC. Our results of operations for 2004 consisted of operations of Elephant Talk Communications, Inc. and our wholly-owned subsidiary Elephant Talk Limited.

Revenues and Cost of Revenues: The Company reported revenues of $282,417 and $636,615 for the years ended December 31, 2005 and 2004, respectively. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers. The decline in revenues comes from price compression for long distance business voice services. The Company’s international business continues to experience significant pricing pressure on its products as we continue to penetrate the retail markets although the wholesale market continues to represent a large portion of our gross revenues. This, in addition to bankruptcies of some customers and industry players, resulted in reduction in circuits connected to customers related to their internal network consolidation and resulted in year-over-year decrease.

Cost of revenue was $252,900 and $497,234 for the years ended December 31, 2005 and 2004, respectively. Cost of revenue included cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services. Gross margin for the year ended December 31, 2005 was 10.4% of the revenues compared to 21.9% of the revenues for the year ended December 31, 2004. Gross margin decreased in 2005 due to the change in the revenue mix for the services provided to customers as well as the direct result of increases in pricing in the telecom markets without adequate volume offsets. Both the local voice revenue and long-distance revenue decreases were impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in Hong Kong and around the world.

Operating expenses: Selling, general and administrative (SG&A) expenses were $635,201 and $598,486 for the years ended December 31, 2005 and 2004, respectively. SG&A expenses increased by $36,715 or 6.1% in 2005 compared to 2004 primarily because the Company increased its legal and administrative costs in conducting due diligence of potential acquisitions, and controlling of business expenses through right-sizing the organization and recovering $330,934 of bad debts that were previously written-off in 2004. During 2004, the Company wrote-off uncollectible stock subscriptions amounting to $410,781 whereas, no stock subscriptions were written off during 2005. Stock compensation to officers, directors and employees were $399,250 and $560,000 for the years ended December 31, 2005 and 2004, respectively. Stock compensation expense was reduced by $160,750 or 28.7% during 2005 as compared to 2004 primarily due to reduction in personnel in 2005 and Company paying compensation in cash instead of issuance of shares. Stock compensation paid to consultants was $20,000 and $588,440 for the years ended December 31, 2005 and 2004, respectively. During 2004, the Company incurred significant expense in fees and expenses paid to consultants and financial advisors for identifying potential targets for acquisitions in VoIP, broadband and Short Messaging Service business, whereas, only $20,000 in such expenses were incurred during 2005. Depreciation and amortization expense was $56,230 for the year ended December 31, 2005 compared to $80,208 for the same period in 2004 as majority of the property and equipment had been fully depreciated.

Other Income and Expenses: Interest income was $20,467 and $21,893 for the years ended December 31, 2005 and 2004, respectively. Other income was represented by interest income earned on amounts due from entities related to officers, directors and shareholders during 2005 and 2004. Interest expense was $139,199 in 2005 compared to $51,513 in 2004. Increase in interest expense in 2005 was due to Company obtaining additional loans from investor, bank and related parties to fund its operations. The Company recorded a gain of $32,031 in 2005 in settlement of its payables to a director. The Company recorded a loss of $19,424 on its equity investment in New Times and a gain of $19,424 upon disposition of such investment during 2004. The Company realized and recorded a loss of $53,753 as a result of currency translations during the year ended December 31, 2005.

Minority Interest: The Company’s majority owned subsidiary Elephant Talk Middle East & Africa FZ-LLC incurred a loss of $16,630 from operations from the date of inception of business on September 26th 2005 through December 31, 2005. The Company recorded a loss of $8,225 attributable to minority shareholders’ interest in the accompanying financial statements as of December 31, 2005. The Company did not have any majority owned subsidiary in 2004.

Discontinued operations: The Company discontinued operations of a majority (60%) owned subsidiary, True Precise and recorded a loss from discontinued operations of $7,229 during 2005. The Company did not have any discontinued operations during the same period in 2004. The Company recorded a gain of $7,229 from the disposal of True Precise’s operations during 2005. Upon completion of selling the operations of True Precise, the Company acquired the remaining 40% equity in True Precise it did not own, making True Precise a wholly owned subsidiary of the Company as of December 31, 2005.

Comprehensive Loss: The Company records foreign currency translation gains and losses as comprehensive income or loss. The company recorded a gain of $644 for the year ended December 31, 2005 compared to a loss of $10,071 in 2004 due to foreign currency translations.

Liquidity and Capital Resources: The Company's principal capital requirements during the year 2006 are to fund the internal operations and complete the pending acquisitions of growth-oriented telecommunications and related businesses in Asia and Europe. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company continues to actively pursuing additional credit facilities with investors and financial institutions in Hong Kong, Europe, Middle East and USA as a means to obtain new funding. The Company’s management estimates that it currently does not have the funds to operate for the next twelve months without raising additional capital.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,214,193 for the year ended December 31, 2005 as compared to a net loss of $2,128,794 for the same period in 2004. Additionally, the Company’s current liabilities exceeded its current assets by $3,372,917 at December 31, 2005. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Elephant Talk's ability to continue as a going concern. Based upon above, the Company’s independent auditors have issued a going concern opinion as the Company does not have sufficient funds available to operate for the next twelve months.

Operating activities: Net cash used in operating activities for the year ended December 31, 2005 was $738,018. The decrease in net cash in operating activities resulted primarily due to the decrease in loss of $914,601 in 2005, decrease of $54,777 in prepaid expenses, deposits and other assets, decrease of $156,796 in accounts payable and customer deposits, decrease of $12,466 in deferred revenues, and an increase of $80,627 in accrued expenses and other payable.

Investing activities. Net cash used by investing activities for the year ended December 31, 2005 was $8,878,818. Cash was used by the Company in making earnest deposits of $8,863,798 to acquire telecom and technology related companies in Europe and China. The Company purchased property and equipment of $15,020 during 2005.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2005 was $9,747,377. The Company received $7,837,896 from Rising Water Capital from sale of 195,947,395 restricted Common Shares of the Company. The Company received $55,099 in bank loans and advances of $2,570,300 against the convertible promissory note payable of $3.5 million from Rising Water Capital. The Company paid $250,000 of its note payables and made net payments of $482,433 to related parties.

As a result of the above activities, the Company had a cash and cash equivalent balance of $198,816 as of December 31, 2005, a net increase in cash and cash equivalents of $131,185 for the year ended December 31, 2005. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its Common Shares and fulfilling its plan of restructuring as outlined above.

Application of Critical Accounting Policies

Revenue Recognition, Cost of Revenue and Deferred Revenue:
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company derives revenues from the sale of minutes of calling time via sale of its prepaid calling cards. Cost of revenue includes the cost of capacity associated with the revenue recognized within the corresponding time period. Revenue is deferred upon activation of the calling cards and is recognized as the prepaid calling card balances are reduced based upon minute usage, imposition of administrative fees, or no further obligations exist with respect to a calling card. Deferred revenues represent amounts received from its customers for the unused minutes of the prepaid calling cards sold to its customers since the Company recognizes revenues only on the usage of the minutes.

Stock-based Compensation:
The Company follows the prescribed accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights in accordance with SFAS No. 148 “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results.

Issuance of Shares for Services:
The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Impact of Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The guidelines of this statement are not applicable to the Company.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The guidelines of this statement are not applicable to the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"(“SFAS 151”) This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. At such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statement.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

Off Balance Sheet Arrangements

The Company has no off Balance Sheet arrangements at December 31, 2005.

The Board of Directors and its Committees

During the calendar year 2005, the Board held four (4) meetings. Messers Choi and Lam attended 100% of the meetings and the other present members attended some of the meetings since attaining their directorships.

The Company has no Compensation or Nominating Committees.

Options Committee

The Options Committee’s function is to review, make recommendations, maintain and implement those option grants of options promulgated by it and approved by the Board of Directors. Directors Choi and Lam comprise the membership of this committee.

Audit Committee

The Audit Committee’s function is to review with the Company’s independent public accountants and management, the annual financial statements and independent public accountants’ opinion. Its responsibilities include reviewing the scope and results of the examination of the Company’s financial statements by the independent public accountants, approving all professional services performed by the independent public accountants and all related fees paid in connection with such services and recommending the retention of the independent public accountants to the board, subject to ratification by the shareholders. Additionally, the Committee periodically reviews the Company’s accounting policies, internal accounting and financial controls. The members of the Audit Committee are Messrs. Choi and Ohri. During the calendar year 2005, the Audit Committee held one meeting to ratify the appointment of the Company’s independent accountants.

Item 7. Consolidated Financial Statements

Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Chief Financial Officer (“Certifying Officers”) are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness.

Disclosure Controls and Procedures and Internal Controls

The Company maintains disclosure controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this Annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that material information relating to the Company is made known to the Certifying Officers by others, particularly during the period in which the applicable report is being prepared. The Company maintains a system of internal controls designed to provide reasonable assurance that a) transactions are executed in accordance with management's general or specific authorization; b) transactions are recorded as necessary, to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; c) access to assets is permitted only in accordance with management's general or specific authorization; and d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Scope of the Evaluation

The Certifying Officers’ evaluation of our disclosure controls and internal controls are done periodically so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and Annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls, and to make modifications, if and as necessary. Our external auditors also review internal controls in connection with their audit and review activities.

Material Weakness in Disclosure Controls

The Securities and Exchange Commission rules embodied in the Sarbanes-Oxley Act of 2002, in particular, Section 404, require that a company's internal controls over financial reporting be based upon a recognized internal control framework. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the filing of the Report, and concluded that, as of the end of such period, our disclosure controls and procedures were deficient and not effective. While the Company has internal controls and procedures in place, the Certifying Officers believe that during the last quarter ending December 31, 2005, the Company had a breakdown in following the Company’s established policies and procedures of recording of transactions in accounting records accurately, preparation of monthly reconciliations and management’s review of operating results on a timely basis. The Certifying Officers have recruited an experienced financial manager at the Company’s subsidiary in Hong Kong to ensure that the transactions are recorded accurately, and account reconciliations are prepared on a timely basis. The Company has taken the necessary corrective steps to improve and strengthen its disclosure controls and procedures, including hiring a new legal counsel, and implementing new policies and procedures in an effort to remediate these deficiencies. Management plans to monitor, on a periodic basis that corrective actions implemented are working effectively, and will report on progress of the corrective actions in the future filings whether such corrective actions have remedied the material weaknesses.

Management’s action

The Certifying Officers have recruited an experienced financial manager at the Company’s subsidiary in Hong Kong to ensure that the transactions are recorded accurately, and account reconciliations are prepared on a timely basis. The Company has taken the necessary corrective steps to improve and strengthen its disclosure controls and procedures, including hiring a new legal counsel, and implementing new policies and procedures in an effort to remediate these deficiencies. Management plans to monitor, on a periodic basis that corrective actions implemented are working effectively, and will report on progress of the corrective actions in the future filings whether such corrective actions have remedied the material weaknesses.

Except as noted above, there have not been any changes in our disclosure controls and procedures and internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART II

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information about the directors and executive officers of Elephant Talk.

Director Name	Age	Position	Since
Mr. Russelle Choi	51	President and Chief Executive Officer	2002
Mr. Pius Lam	47	Director	2002
Mr. Francis Lim	47	Director	2003
Mr. Manu Ohri	50	Executive Vice-President of Finance and Chief Financial Officer	2002
Mr. James Wang	48	Director	2003

Russelle Choi, President and Chief Executive Officer: Mr. Choi is a co-founder of the Elephant Talk Limited, a wholly owned subsidiary of the Company. Mr. Choi is responsible for the overall strategic direction of the Company, and is appointed as the President and Chief Executive Officer of the Company since January 2002. Mr. Choi serves as Chairman of ET Network Services Limited in Hong Kong. Mr. Choi has over 20 years experience in management and leadership in a wide range of industries including media, garment and telecommunication industries in Hong Kong, China and U.S. In 1981, Mr. Choi established “Happy Days Association” which earned him fame and connections in the media and entertainment industry in Hong Kong. Mr. Choi serves as Chairman of WKA Association, a leading association for Thai-style boxing for the South East Asia Region. In 1985, Mr. Choi opened his own garment factory in Canada with branches in Hong Kong and China, before jointly founding Elephant Talk Limited in Hong Kong 1994. Mr. Choi earned his Bachelor’s degree in Business Administration from the University of Toronto, Canada.

Pius Lam, Vice President and Chief Operation Officer: Mr. Lam is a co-founder of Elephant Talk Limited. Mr. Lam is responsible for the Company’s day-to-day management and operations. Prior to the establishment of Elephant Talk Limited, Mr. Lam successfully co-founded New Tech Information Systems Limited, an international systems integrator for the hospitality industry, both in US and Hong Kong. From August 1986 to August 1987, Mr. Lam served as a Program Analyst with Omni’s Solutions, Inc. Mr. Lam has over 16 years experience in the computer and telecommunications industries. Mr. Lam earned a Master’s degree in Business Administration with emphasis in Economics and Finance from the State University of New York in 1986 and a Bachelor’s degree in Science from State University of Pennsylvania in 1984.

Francis Lim: Mr. Lim has over ten years of experience in market entry, joint ventures formation and mergers and acquisitions in the telecommunications industry covering the full spectrum of services from cellular and paging to fixed line to the Internet. Mr. Lim currently serves as an independent consultant to multinational carriers in establishing and securing international traffic terminations. From April 2000 to March 2003, Mr. Lim served as Regional Director of Business Development at Asia Global Crossing, responsible for establishing the partnerships and securing licenses for landing of East Asia Crossing and the pan-Asia fiber optics sub-sea cable. From April 1994 to March 2000, Mr. Lim served as Regional Managing Director of Business Development at AT&A Asia Pacific Ltd., responsible for executing market entry plans for AT&T into various countries in the Asia Pacific Region. Mr. Lim successfully brought AT&T into the cellular market in India and led all negotiations in establishing the first telecom services joint venture in China. Mr. Lim headed the marketing team of AT&T’s leading edge Global Clearinghouse Business, Asia pacific first clearinghouse for the settlement of VoIP minutes. Mr. Lim held variety of sales and marketing positions with Hutchison Telecommunications Ltd. and Xerox. Mr. Lim earned a bachelor’s degree in Chemical Engineering for University of Wisconsin in 1980.

Manu Ohri, Executive Vice President Finance & Chief Financial Officer: Mr. Ohri currently serves as a Director and Executive Vice President of Finance & Chief Financial Officer for Elephant Talk Communications, Inc. since May 2002. From December 1999 to September 2002, Mr. Ohri served as Director and Executive Vice President & Chief Financial Officer for The Hartcourt Companies, Inc. From June 1999 to November 1999, Mr. Ohri served as the President and Chief Executive Officer of Pego Systems, Inc., an industrial air and gas equipment manufacturer’s representative organization, an affiliate of The Hartcourt Companies, Inc. From January 1997 to March 1999, Mr. Ohri served as Chief Operating Officer and Chief Financial Officer of Dynamic Cooking Systems, Inc., a privately-held manufacturing company. From September 1989 to December 1996, Mr. Ohri served as Chief Financial Officer of Startel Corporation, a NASDAQ company in software development business. Mr. Ohri’s multi-faceted experience includes operations, finance as well as administrative functions in the manufacturing, distribution and software development industries. Mr. Ohri is a Certified Public Accountant with over six years experience with Deloitte & Touche, LLP and PriceWaterhouseCoopers, LLP. Mr. Ohri earned his Masters degree in Business Administration from University of Detroit in 1979 and Bachelors degree in Accounting from University of Delhi in India in 1975.

Mr. James Wang: Mr. Wang has over twenty years of professional experience in all aspects of manufacturing, research & development, sales and corporate management for hi-tech industries including telecommunications, data communications, computer networking and semi-conductor manufacturing. Since June 2001, Mr. Wang has been serving as the President of Marconi Communications China in Beijing, China. Mr. Wang is responsible for all of operations of Marconi China with a target of tripling the revenue in three years and making Marconi a tier 1 vendor in China. From July 1989 to May 2001, Mr. Wang held several positions in Alcatel China, the last being Vice President of Sales and Commercial. Mr. Wang had the overall responsibility of sales and marketing of Alcatel China and undertook a major role in promoting company’s image and development of governmental relationships. Mr. Wang held leadership and staff positions at Network Access Corporation, BNR/Nortel and Texas Instruments in Texas. Mr. Wang earned his Doctorate degree in Computer Science from Southern Methodist University (SMU), Dallas, Texas in July 1995. Mr. Wang earned his dual Masters degrees in Computer Science and in Robotics in 1987 and 1983 from SMU and Oklahoma State University, Oklahoma.

Directors serve for a term of one year or until their successors are elected and qualified. Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company except that Mr. Pius Lam, Chief Operating Officer of the Company, is married to Mr. Russelle Choi’s sister.

Item 10. Executive Compensation

Summary Compensation Table*

The following table sets forth the total compensation earned by or paid to the executive officers greater than $100,000 for the last three fiscal years.

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
					Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Russelle Choi, President and CEO	2005	$127,500	$0	$5,000	$0	-0-	$0	$0
	2004	$120,000	$0	$20,000	$0	-0-	$0	$0
	2003	$120,000	$0	$20,000	$0	-0-	$0	$0
* All dollar amounts set forth in the Summary Compensation Table are in US$.

No options or SARs where granted to any executive officers.

Employment and Related Agreements

On January 1, 2003, the Company entered into an employment agreement with Mr. Russelle Choi to provide salary, bonuses, and other fringe benefits through December 31, 2005. Annual base salary payable to Mr. Russelle Choi under the agreement was $120,000 per annum in the first year, $132,000 in the second year and $150,000 in the third year. Payments are to be made in equal monthly installments. In the event the Company did not have sufficient cash flow to pay compensation in cash, Mr. Choi has the option to accept Elephant Talk’s restricted common shares for the same amount of compensation. Share price is to be calculated at 50% of the market trading bid price on the first trading day of the month for which the compensation is paid. Mr. Choi received a total compensation of $127,500 for the year 2005 and elected to receive 2,813,096 restricted common shares in lieu of compensation of $67,500. During 2005, Mr. Choi also received 81,944 restricted common shares valued at $5,000 for attending Board meetings. Mr. Choi elected to receive $120,000 as compensation for the year ended 2004 and was issued 1,078,702 restricted common shares. In addition, Mr. Choi received 179,783 restricted common shares valued at $20,000 as Directors fees for attending Board meetings in 2004. The Company issued 989,009 restricted common shares valued at $120,000 to Mr. Choi towards his 2003 compensation and 164,835 restricted common shares valued at $20,000 as Director fees for attending Board meetings in 2003. The share price used in calculating stock compensation for the months of January 2005 to June 2005 was discounted by 50% of the market trading bid price on the first trading day of the month for which the compensation was paid. The share price used in calculating stock compensation for Mr. Choi for the years 2004 and 2003 was not discounted.

Compensation of Directors

For attending Board meetings, the Board of Directors approved the compensation of the Company’s directors with $5,000 worth of restricted common shares valued at the closing market price of the common shares on first day of each fiscal quarter, starting January 1, 2003. The Company terminated the compensation policy to attend Board meetings effective April 2005, and, therefore, no compensation is paid to directors for attending Board meetings.

Code of Ethics

In April 2006, our Board of Directors adopted a Code of Ethics, which applies to all officers, directors and employees. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request to Russelle Choi, President of the Company, at 438 East Katella Avenue, Suite 217, Orange, California 92867. A copy of the Code of Ethics has been filed as exhibit 14.1 to this Annual Report. The Company intends to disclose any waivers or amendments to the Code of Ethics in a Report on Form 8-K rather than from its Website.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2005 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (A)	Percent

Common stock	Rising Water Capital, A.G. (B) Baarerstrasse 12 Zug, Switzerland 6300	100,000,000	54.1%
Common stock	Calfin Trust Postfach 1518 Lettstrasse 10 FL-9490 Vaduz, Liechtenstein	20,000,000	10.9%
Common stock	Russelle Choi, Director (C) (E) 8/F, 145-159 Yeung Uk Road Tsuen Wan, Hong Kong	9,195,132	5.0%
Common stock	Lam Kwok Hung, Director (D) (E) 8/F, 145-159 Yeung Uk Road Tsuen Wan, Hong Kong	5,317,066	2.9%
Common stock	Manu Ohri, Director 438 E. Katella Avenue, Suite 217 Orange, California 92867	4,019,308	2.2%
Common stock	Francis Lim, Director 8/F, 145-159 Yeung Uk Road Tsuen Wan, Hong Kong	536,645	0.3%
Common stock	James Wang, Director 8/F, 145-159 Yeung Uk Road Tsuen Wan, Hong Kong	48,821	0.03%
	All Officers and Directors as a group	19,116,972	10.4%

A.
Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Securities Exchange Act of 1934, as amended.

B.
Rising Water Capital, A.G. is the record owner of 100,000,000 shares of common stock, representing 54.5% of the total outstanding shares, and the beneficial owner of 166,344,919 shares of common stock, representing 66.5% of the total outstanding shares. The additional 66,344,919 shares could be acquired within 60 days by Rising Water Capital, A.G. upon exercise of its $3.5 million Convertible Promissory Note to the maximum extent permissible. Currently, there is not sufficient authorized capital to convert the Convertible Promissory Note into more shares of common stock. In addition, the Company has agreed to reissue 23,137,500 shares of common stock to Rising Water Capital as part compensation for the failed True Precise acquisition that Rising Water Capital indirectly funded. In the event that RWC converts all of its convertible securities and receives 23,137,500 shares as aforesaid, RWC would beneficially own 189,482,419 shares of common stock representing 70.9% of the then outstanding shares of common stock.

C.
Russelle Choi is a beneficial owner of 2,286,080 shares of common stock held by Wellgear Far East Limited, and 235,116 shares of common stock held by Wiselink Technologies Limited, which shares are included in the ownership figure reported.

D.	Lam Kwok Hung is a beneficial owner of 805,739 shares of common stock held by Wiseley International Limited, which shares are included in the ownership figure reported.

E.	Lam Kwok Hung is married to Russelle Choi’s sister.

Stock Option Plan

None.

Employee Benefit Plan

The Company adopted an employee benefit plan called “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No shares may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan Administrator under the direction of the Board of Directors administers the Plan.

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

On January 17, 2001, the Company granted and issued 1,700,000 common shares at a price of $0.005 per share for a total consideration of $8,500. On November 16, 2004, the Company granted and issued 2,000,000 common shares to certain officers and directors at a price of $0.059 per share for a total consideration of $118,000. Under the Plan 300,000 shares of common stock and 4,000,000 stock options remain available for grant at December 31, 2005.

Warrants

The Company did not have any warrants outstanding at December 31, 2005.

Stock Split and Stock Issuances

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

Item 12: Certain Relationships and Related Transactions

a)	Wiseley International Limited

The Company paid $49,725 and $76,923 in business consulting and management advisory fees to an entity owned and controlled by a director for the years ended December 31, 2005 and 2004, respectively.

b)	Wellgear Far East Limited

The Company paid $58,500 and $76,923 in business consulting and management advisory fees to an entity owned and controlled by a director for the years ended December 31, 2005 and 2004, respectively.

PART IV

Item 13. Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB and reports on Form 8-K within the last fiscal quarter.

Exhibit No.	Description of Document

14.1	Code of Ethics
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

- Sale of Unregistered Securities - filed on December 16, 2005 - Sale of $3.5 million Convertible Promissory Note

Item 14. Principal Accountant Fees and Services

During the past two fiscal years, our principal accountant have billed for their services as follows. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2005, as contained in the Annual Report, are not included because they were not incurred until after the end of the fiscal year.

	Year ended December 31,
	2005	2004

Audit Fees	$45,454	$40,767

Audit-Related Fees	$--	$--

Tax Fees	$1,200	$1,200

All Other Fees	$--	$--

(i) The Audit Committee requires that prior to the engagement of the Company’s principal accountant to audit the financial statements of the Company or to perform other Audit Related or Non-Audit Related services, the engagement be reviewed to consider the scope of services to be rendered and the expected fees to be charged by the principal accountant in connection with rendering such services.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS, INC.

Date: May 18, 2006	By: /s/ Russelle Choi
Russelle Choi
Chairman of the Board, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2006	By: /s/ Manu Ohri
Manu Ohri
Executive Vice President, Finance & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Russelle Choi	President, Chief Executive Officer and Director	May 18, 2006
Russelle Choi

/s/ Pius Lam	Chief Operating Officer and Director	May 18, 2006
Pius Lam

/s/ Manu Ohri	Chief Financial Officer, Director and Secretary	May 18, 2006
Manu Ohri

/s/ Francis Lim	Director	May 18, 2006
Francis Lim

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Elephant Talk Communications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Elephant Talk Communications, Inc. as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elephant Talk Communications, Inc. as of December 31, 2005 and the consolidated results of its operations and comprehensive loss and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company had a loss of $1,214,193, a working capital deficit of $3,372,917, a stockholders’ equity of $1,671,202 an accumulated deficit of $12,132,435 and used cash in operations of $738,018. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 17. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JIMMY C. H. CHEUNG & CO.
Certified Public Accountants

Hong Kong
May 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Elephant Talk Communications, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows of Elephant Talk Communications, Inc. and subsidiary for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Elephant Talk Communications, Inc. and subsidiary referred to above present fairly in all material respects the results of its operations and comprehensive loss and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company had a net loss of $2,128,794, a working capital deficiency of $1,306,505, a stockholders’ deficiency of $1,563,096, an accumulated deficit of $10,918,242 and used cash in operations of $691,616. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 17. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 28, 2005

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$198,816
Accounts receivable, net	7,200
Advances to third parties	1,819,335
Prepaid expenses and other current assets	22,743
Total current assets	2,048,094

PROPERTY AND EQUIPMENT - NET	86,847

OTHER ASSETS
Due from related parties	507,747
Earnest deposit for acquisitions	7,061,463
Total other assets	7,569,210

TOTAL ASSETS	$9,704,151

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$149,326
Accounts payable and customer deposits	38,922
Deferred revenue	107,422
Accrued expenses and other payable	158,027
Loans payable	965,716
Investor deposit for share purchase	3,837,896
Due to related parties	163,702
Total current liabilities	5,421,011

LONG-TERM LIABILITIES
Convertible promissory note	2,570,300
Total long term liabilities	2,570,300

TOTAL LIABILITIES	7,991,311

MINORITY INTEREST	41,638

COMMITMENT AND CONTINGENCIES	--

STOCKHOLDERS' EQUITY
Preferred stock Class B, no par value, 5,000,000 shares authorized - none issued and outstanding	--
Common stock, no par value, 250,000,000 shares authorized, 177,507,588 issued and outstanding	14,543,586
Common stock, no par value, 20,000,000 shares issued as earnest deposit for acquisition	(720,000)
Common stock subscriptions	(8,991)
Accumulated comprehensive loss	(10,958)
Accumulated deficit	(12,132,435)
Total stockholders' equity	1,671,202

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,704,151

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2005	2004

REVENUES	$282,417	$636,615

COST OF REVENUE	252,900	497,234

GROSS PROFIT	29,517	139,381

OPERATING EXPENSES
Selling, general and administrative	635,201	598,486
Provision for uncollectible stock subscriptions	--	410,781
Stock compensation to officers, directors and employees	399,250	560,000
Stock compensation to consultants	20,000	588,440
Depreciation and amortization	56,230	80,208
Total operating expenses	1,110,681	2,237,915

LOSS FROM OPERATIONS	(1,081,164)	(2,098,534)

OTHER INCOME (EXPENSE)
Interest income	20,467	21,893
Interest expense	(139,199)	(51,513)
Equity in income (loss) of unconsolidated affiliate	--	(19,424)
Gain on disposition of equity investment	--	19,424
Loss on currency translation	(53,753)	--
Gain on settlement of payables	32,031	--
Miscellaneous income	--	160
Total other income (expense)	(140,454)	(29,460)

LOSS BEFORE INCOME TAXES	(1,221,618)	(2,127,994)
Income taxes	800	800

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	$(1,222,418)	$(2,128,794)

Loss in subsidiary attributable to minority interest	8,225	--

LOSS BEFORE DISCONTINUED OPERATIONS	(1,214,193)	(2,128,794)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(7,229)	--
Gain from disposal of discontinued operations	7,229	--
	--	--

NET LOSS	(1,214,193)	(2,128,794)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	644	(10,071)
	644	(10,071)

COMPREHENSIVE LOSS	$(1,213,549)	$(2,138,865)

Net loss per common share and equivalents - basic and diluted
Loss from continuing operations	$(0.01)	$(0.05)
Loss from discontinued operations	0.00	0.00
	$(0.01)	$(0.05)

Weighted average shares outstanding during the year - basic and diluted	109,772,900	41,554,724

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

			Common Shares				Other		Total
	Common		Issued, not outstanding		Subscriptions	Earnest	Comprehensive	Accumulated	Stockholders (Deficiency)
Description	Shares	Amount	Shares	Amount	Receivable	Deposit	Loss	Deficit	Equity

Balance - December 31, 2003	51,867,714	$8,585,592	(17,895,572)	$(1,288,482)	$(410,781)	$--	$(1,531)	$(8,789,448)	$(1,904,650)

Shares issued to directors for fees	898,915	100,000	--	--	--	--	--	--	100,000
Shares issued to officers for compensation	5,074,301	460,000	--	--	--	--	--	--	460,000
Shares issued to directors for settlement of debt	53,647	12,875	--	--	--	--	--	--	12,875
Shares issued to related parties for settlement of debt	590,358	141,686	--	--	--	--	--	--	141,686
Shares issued for New Times Navigation Ltd. acquisition	5,100,000	683,400	--	--	--	--	--	--	683,400
Shares issued as earnest deposit for True Precise acquisition	4,000,000	480,000	--	--	--	(480,000)	--	--	--
Shares issued to vendors for settlement of debt	1,736,111	416,667	--	--	--	--	--	--	416,667
Shares cancelled as a result of settlement	(17,895,572)	(1,288,482)	17,895,572	1,288,482	--	--	--	--	--
Sale of shares	2,543,207	349,970	--	--	--	--	--	--	349,970
Shares issued to consultants for services	3,100,000	588,440	--	--	--	--	--	--	588,440
Uncollectible stock subscriptions	--	--	--	--	410,781	--	--	--	410,781
Comprehensive loss	--	--	--	--	--	--	(10,071)	--	(10,071)
Shares issued and not cancelled	(5,100,000)	(683,400)	--	--	--	--	--	--	(683,400)
Net loss	--	--	--	--	--	--	--	(2,128,794)	(2,128,794)
Balance - December 31, 2004	51,968,681	$9,846,748	--	--	--	(480,000)	(11,602)	(10,918,242)	(1,563,096)

Shares issued to directors for fees	327,776	20,000	--	--	--	--	--	--	20,000
Shares issued to officers for compensation	7,821,965	379,250	--	--	--	--	--	--	379,250
Shares issued to directors for settlement of debt	989,166	37,588	--	--	--	--	--	--	37,588
Shares issued as earnest deposit for Phonetone acquisition	20,000,000	720,000	--	--	--	(720,000)	--	--	--
Shares issued for True Precise acquisition	19,137,500	956,875	--	--	--	--	--	--	956,875
Cancellation of shares issued for True Precise acquisition	(20,137,500)	(1,076,875)	--	--	--	480,000	--	--	(596,875)
Sale of shares	100,000,000	4,000,000	--	--	--	--	--	--	4,000,000
Shares issued to consultants for services	400,000	20,000	--	--	--	--	--	--	20,000
Shares cancelled as a result of termination of acquisition	(2,252,500)	(301,835)	--	--	--	--	--	--	(301,835)
Shares issued and not cancelled	(747,500)	(58,165)	--	--	--	--	--	--	(58,165)
Uncollectible stock subscriptions	--	--	--	--	(8,991)	--	--	--	(8,991)
Comprehensive income	--	--	--	--	--	--	644	--	644
Net loss	--	--	--	--	--	--	--	(1,214,193)	(1,214,193)
Balance - December 31, 2005	177,507,588	$14,543,586	--	$--	$(8,991)	$(720,000)	$(10,958)	$(12,132,435)	$1,671,202

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,214,193)	$(2,128,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,230	80,208
Uncollected stock subscriptions	(8,991)	--
Provision for uncollectible stock subscriptions	--	410,781
Issuance of stock for compensation and services	402,250	1,161,315
Provision for uncollectible amounts	17,293	--
Gain on disposal of equity investment	(7,229)	19,424
Loss from discontinued operations	7,229	--
Minority interest	41,638	--
Loss in equity of unconsolidated subsidiary	--	(19,424)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,613	130,086
Decrease in prepaid expenses and other current assets	54,777	31,392
Decrease in accounts payable and customer deposits	(156,796)	(285,427)
Decrease in deferred revenue	(12,466)	(41,651)
Increase (decrease) in accrued expenses and other payable	80,627	(133,132)
Net cash used in operating activities	(738,018)	(775,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,020)	(4,500)
Earnest deposit on acquisitions	(8,863,798)	--
Proceeds from sale of investment	--	100,953
Net cash (used in) provided by investing activities	(8,878,818)	96,453

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(250,000)	--

Cash overdraft	16,515	83,606
Proceeds from bank loans	55,099	--
Proceeds from note payable	2,570,300	255,573
Proceeds from sale of shares	7,837,896	349,970

Proceeds from (payments to) related parties	(482,433)	59,040
Net cash provided by financing activities	9,747,377	748,189

EFFECT OF EXCHANGE RATES ON CASH	644	(10,071)

NET INCREASE IN CASH	131,185	59,349

CASH, BEGINNING OF THE YEAR	67,631	8,282

CASH, END OF THE YEAR	$198,816	$67,631

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$48,308	$50,788

Cash paid during the year for income taxes	$800	$800

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Nature of Operations

Elephant Talk Communications, Inc. (herein referred to as “Elephant Talk”, “ETCI” or “Company” formerly known as Staruni Corporation), was incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation. Altius was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation. On January 4, 2002, the Staruni Corporation merged with Elephant Talk Limited, a limited company incorporated in Hong Kong, and amended the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the acquisition, and to emphasize that the Company’s new focus will be the business of Elephant Talk Limited.

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

(D) Foreign Currency Translation

The functional currency was the Hong Kong Dollar for the years ended December 31, 2005 and 2004. The December 31, 2005 and 2004 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Majority of the Company’s property and equipment is located in Hong Kong.

(F) Interest Expense

The Company uses a credit facility with a bank for its working capital requirements. Interest expense is calculated in accordance with the borrowing rate accepted by the Company pursuant to a credit arrangement with the bank when funds are drawn against the credit facility. Interest expense is calculated in accordance with the interest rate accepted by the Company on its note payable to an investor. Interest expense for the years ended December 31, 2005 and 2004 was $139,199 and $51,513, respectively, principally incurred on borrowings under the loans received from the bank and note payable.

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

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue on the performance of services. Deferred revenue was $107,422 as of December 31, 2005.

(J) Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The Company had 54,052,605 and 0 potentially diluted common shares from the conversion of convertible note payable as of December 31, 2005 and 2004, respectively.

(K) Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company did not impair any property and equipment for the years ended December 31, 2005 and 2004, respectively.

(L) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company’s accounts and other receivables, accounts payable, accrued liabilities, factor payable, capital lease payable and notes and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

(M) Concentrations of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company’s revenue and majority of its assets are derived from operations in Hong Kong and China.

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

(O) Stock-based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

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

(S) New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The guidelines of this statement are not applicable to the Company.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The guidelines of this statement are not applicable to the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"(“SFAS 151”) This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. At such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statement.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

(T) Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2005 included the accounts of Elephant Talk Communications, Inc., its wholly owned subsidiary Elephant Talk Limited, its wholly owned subsidiary Guangdong Elephant Talk Network Consulting Limited, its wholly owned subsidiary True Precise Technology Limited, its wholly owned subsidiary Full Mark Limited, and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC. The consolidated financial statements for the year ended December 31, 2004 consisted of operations of Elephant Talk Communications, Inc. and its wholly owned subsidiary Elephant Talk Limited. Minority interest principally represents minority shareholders’ proportionate share of equity in our consolidated subsidiary Elephant Talk Middle East and Africa FZ-LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

(U) Supplemental Disclosure of Non-cash Investing and Financing Activities

The consolidated cash flow statements do not include the following non-cash investing and financing activities. In 2005, the Company issued 8,149,741 restricted common shares valued at $399,250 to officers and directors as compensation for fees for attending Board meetings; issued 989,166 restricted common shares valued at $37,588 to a director for settlement of payables; issued 20,000,000 restricted common shares valued at $720,000 to a third party as earnest deposit for acquisition of 100% ownership interest in Phonetone Telecom Limited; and issued 400,000 restricted common shares to a consultant for business and advisory services to the Company.

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

NOTE 2  ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2005 consisted of the following:

Accounts receivable	$24,493
Less allowance for doubtful accounts	(17,293)
$7,200

For the years ended December 31, 2005 and 2004, the Company wrote-off bad and doubtful accounts of $17,293 and $0, respectively, in its consolidated statements of operations.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

Office and computer equipment	$2,042,813
Leasehold improvements	6,410
Furniture and fixtures	91,649
2,140,872
Less accumulated depreciation and amortization	(2,054,025)
$86,847

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $56,230 and $80,208, respectively.

NOTE 4  ADVANCES TO THIRD PARTIES

The Company has advanced a) $1,703,495 to two European telecom entities for their working capital requirements while the Company is completing its due diligence of its proposed acquisitions (Note 5); and b) $115,840 to a third party for development of products and services in which the Company has an interest. All advances made by the Company during the year ended December 31, 2005, are deemed fully recoverable.

NOTE 5  EARNEST DEPOSITS FOR ACQUISITIONS

On January 17, 2005, the Company entered into a Memorandum of Understanding with a European investor to acquire all of the issued and outstanding shares of Benoit Telecom Holding AG, a European telecom company. The Company has advanced earnest deposit of $6,043,080 with an escrow trust company as of December 31, 2005. The Company has executed a promise to repay and a security agreement with the escrow trust company to repay the full earnest deposit if the acquisition is not consummated for any reason. The Company has completed its due diligence of its proposed acquisition and fully expects to close the transaction and execute a definitive agreement by May 31, 2006.

The Company has advanced fully refundable earnest deposit of $225,562 and issued 20,000,000 common shares valued at $720,000 in connection with its proposed acquisition of Phonetone Telecom Ltd. from Calfin Trust as of December 31, 2005. Phonetone Telecom Ltd. is a European telecom service provider registered in British Virgin Islands. The Company has completed its due diligence of Phonetone Telecom Ltd. and expects to execute a definitive agreement in the near future.

The Company has advanced fully refundable earnest deposit of $792,821 in connection with its proposed acquisition of 60% equity interest in Beijing China Wind Telecommunication Information Technology Co. Limited (“Beijing China Wind”). The Company completed its due diligence and executed a definitive agreement on January 4, 2006.

The Company has recorded $7,061,463 as earnest deposits for its proposed acquisitions in the accompanying financial statements as of December 31, 2005.

NOTE 6  DISCONTINUED OPERATIONS

On January 5, 2005, the Company completed its purchase of 60% equity ownership interest in True Precise from Keen Solution in a Share Exchange Agreement. The Company issued 23,137,500 restricted common shares valued at $1,436,875 for its purchase consideration of 60% equity interest. On August 8, 2005, Keen Solutions sent notification informing the Company that it has unilaterally decided to terminate the Agreement. The Company has received and cancelled 20,137,500 common shares received from Keen Solution as of December 31, 2005. The remaining 3,000,000 common shares valued at $360,000 are yet to be received and will be cancelled upon receipt. The Company has taken protective measures to ensure that the 3,000,000 common shares are restricted and non tradable. This cancellation of acquisition resulted in a gain of $7,229 due to disposal of discontinuing operations in the accompanying financial statements as of December 31, 2005. The Company has evaluated its legal options in connection with the termination of the Share Exchange Agreement and came to the conclusion that a mutual rescission of the agreement was in the Company’s best interest. The Company still continues to pursue the return of 3,000,000 common shares from Keen Solution.

Discontinued operations for the year ended December 31, 2005 are as follows:

Consulting service income	$176,325
Operating expenses	183,554
Loss from discontinued operations	$(7,229)

NOTE 7  DUE FROM RELATED PARTIES

The Company provided guarantees to third parties for funds advanced by them to entities that officers and/or shareholders have an ownership interest in. The funds were advanced to these entities prior to 2002. The balances of funds advanced as of December 31, 2005 are:

Due from ET Network Services, Ltd.	$330,934
Due from entities related to shareholders	176,813
$507,747

The amounts are due on demand, unsecured and carry interest at the rate of six percent (6%) per year. Total interest income from the related parties amounted to $19,716 and $21,885 for the years ended December 31, 2005 and 2004. The Company provided an allowance for doubtful accounts of $33,811 and $364,745 on amounts due from such entities at December 31, 2005 and 2004.

NOTE 8  LOANS PAYABLE

Loans payable at December 31, 2005 are summarized as follows:

Installment loan payable, bank, monthly principal and interest payments of $12,804 including interest at bank's prime rate plus 1.5% per annum, 9.5% at December 31, 2005, due December 24, 2006, secured by personal guarantees of two shareholders, a director, and a third party	$355,156
Installment loan payable, bank, monthly principal and interest payments of $2,924 including interest at bank's prime rate plus 1.5% per annum, 9.5% at December 31, 2005, due December 24, 2011, secured by personal guarantees of three shareholders and a director	210,884
Installment loan payable, bank, monthly principal and interest payments of $1,751 including interest at bank's prime rate plus 1.5% per annum, 9.5% at December 31, 2005, due June 28, 2009, secured by personal guarantees of three shareholders and a director	93,542
Term loan payable, bank, monthly payments of interest at bank's prime rate, 8.0% at December 31, 2005	306,134
$965,716

The Company has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which the Company has borrowed funds from the bank under three installment loans and a term loan arrangements. The Company is in default of making loan payments on all the loans and as a result, the entire loan balance outstanding at December 31, 2005 is immediately due and payable to the bank. Furthermore, the Company is obligated to pay a default interest rate at the rate of 4.5% per annum in addition to the prescribed interest rate of the installment loans and term loan. The Company has recorded $61,636 and $21,070 in interest expense and default interest expense on loans payable as of December 31, 2005 and $51,513 in interest expense as of December 31, 2004.

NOTE 9  CONVERTIBLE PROMISSORY NOTE

On December 15, 2005, the Company executed on a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), funds to be drawn in stages. The Note is convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) of principal amount per share of common stock. The conversion right of the Note is not an absolute right of RWC, nor is it an unconditional obligation of the Company. Rather, the Note is convertible to the extent that the Company has sufficient authorized common stock. In that regard, there are currently 72,492,412 shares out of the Company’s 250,000,000 authorized common shares available for issuance upon conversion. The Note has a term of thirty (30) months during which time interest at the rate of 10% per annum will accrue from the date advances drawn by the Company. The Note is secured by shares owned or to be owned by the Company in its proposed acquisitions of entities for which the Company has made earnest deposits. The Note will be paid in full at the end of the thirty month term with a balloon payment of principal and accrued interest. RWC has not converted the principal drawn by the Company as of December 31, 2005 in exchange for the common shares of the Company. As of December 31, 2005, the Company has drawn a principal of $2,570,300 and recorded accrued interest of $33,134 in the accompanying financial statements at December 31, 2005.

NOTE 10 DUE TO RELATED PARTIES

The Company received advances from entities that certain officers and/or shareholders have an ownership interest. The balances as of December 31, 2005 are:

Due to entities related to certain officers, directors and shareholders	$131,937
Due to directors	31,765
$163,702

The amount due to entities related to certain officers, directors and shareholders is due on demand, unsecured and carry interest at the rate of six percent (6%) per year. Total interest expense due to related parties amounted to $9,605 and $10,559 for the years ended December 31, 2005 and 2004, respectively.

NOTE 11 STOCKHOLDERS' EQUITY

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 177,507,588 common shares issued and outstanding. The holders of common stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of common stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.

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

On May 24, 2004, the Company issued 5,100,000 restricted common shares to four shareholders of New Times Navigation Limited (“New Times”) valued at $683,400 and 37 unsecured convertible promissory notes amounting to $3,600,000 as consideration for purchase of its 30% equity investment interest in New Times. Both parties mutually rescinded the purchase transaction on December 10, 2004 and the shareholders of New Times were required to return to the Company 5,100,000 common shares and $3,600,000 of the unsecured convertible promissory notes as part of Company’s consideration towards its 30% investment interest in New Times. On February 22, 2005, the Company cancelled 2,252,500 common shares and $1,860,000 of unsecured convertible promissory notes received from New Times shareholders. The remaining 2,847,500 common shares valued at $381,565 and $1,740,000 of unsecured convertible promissory notes are yet to be received by the Company from New Times shareholders and will be cancelled upon receipt of such shares and notes. The Company has recorded such common shares as shares issued to be cancelled at December 31, 2005. The Company recorded a loss from operations of $19,424 of its equity investment in New Times as of December 31, 2004, and a gain of $19,424 on disposal of the equity investment.

On January 5, 2005, the Company completed its purchase of 60% equity ownership interest in True Precise Technology Limited from Keen Solution Group Limited in a Stock Exchange Agreement (“Agreement”) whereby, the Company issued 23,137,500 restricted common shares valued at $1,436,875. On August 8, 2005, Keen Solutions sent notification informing the Company that it has unilaterally decided to terminate the Agreement. The Company has received and cancelled 20,137,500 common shares received from Keen Solution. The remaining 3,000,000 restricted common shares valued at $360,000 are yet to be received and will be cancelled upon receipt. The Company has taken protective measures to ensure that the 3,000,000 common shares are restricted and non tradable (Note 6).

On June 27, 2005, the Company issued 20,000,000 common shares valued at $720,000 as an earnest deposit to Calfin Trust in connection with its proposed acquisition of 100% equity interest in Phonetone Telecom Ltd. The common shares were valued at the ten day average market closing price on the date of issuance. The Company has not completed its proposed acquisition of Phonetone, and, therefore, the 20,000,000 common shares issued as earnest deposit are recorded as a contra equity transaction at December 31, 2005.

Pursuant to a Stock Purchase Agreement, on June 30, 2005, the Company sold to an accredited investor Rising Water Capital 195,947,395 restricted common shares for a total cash consideration of $7,837,896. As of December 31, 2005, the Company has issued to RWC 100,000,000 of its restricted common shares valued at $4,000,000. The common shares were valued at $0.04 cents per share pursuant to the terms of the agreement. The remaining 95,947,395 common shares to RWC have not been issued to RWC as of December 31, 2005.

During 2005, the Company issued 8,149,741 restricted common shares valued at $382,250 as compensation to an officer and directors for salaries and fees for attending Board meetings. The Company issued 989,166 restricted common shares to a director in settlement of payables. The common shares issued to an officer and directors for compensation were valued at the closing market price of the shares on the first day of each month for which compensation was paid. The Company issued 400,000 restricted common shares valued at $20,000 to a consultant for providing business advisory services. The common shares issued to the consultant and a director in settlement of their payables was valued at the ten day average of the closing market price from the date of issuance.

(B) Class B Preferred Stock

The Company’s Articles of Incorporation (Articles”) authorize the issuance of 50,000,000 shares of no par value Class B Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company's Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

(C) Common Shares Issued to an Officer and Directors for Compensation

During 2005 and 2004, the Company issued 8,149,741 and 5,973,216 restricted common shares valued at $399,250 and $560,000 as compensation to an officer and directors for salaries and fees for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month. The Company recorded $582,602 and $560,000 as compensation expense for the years ended December 31, 2005 and 2004, respectively.

(D) Stock Issued for Settlement of Payables

The Company issued 989,166 restricted common shares valued at $37,588 to a director in settlement of payables during 2005. The Company issued 2,380,116 restricted common shares valued at $571,228 to directors, related parties and certain vendors in settlement of their debts during 2004. The shares were valued at the average market price of five days trading before and after the date of issuance. The Company recorded a gain of $32,031 and $0 on settlement of debt in the accompanying financial statements for the period ended December 31, 2005 and 2004, respectively.

(E) Common Stock Subscriptions

The Company’s majority owned subsidiary Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”) authorized capital of $100,817 was not received in full when ET ME&A was incorporated on November 6, 2005. ET ME&A has since received $91,826 in capital contribution and $8,991 of stock subscriptions remain to be received from two of the three joint venture partners as of December 31, 2005.

NOTE 12 RELATED PARTY TRANSACTIONS

(A) Wiseley International Limited

The Company paid $49,725 and $76,923 in business consulting and management advisory fees to an entity owned and controlled by a director for the years ended December 31, 2005 and 2004, respectively.

(B) Wellgear Far East Limited

The Company paid $58,500 and $76,923 in business consulting and management advisory fees to an entity owned and controlled by a director for the years ended December 31, 2005 and 2004, respectively.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate offices space with an affiliate under a month-to-month operating lease. Monthly rental expense under the leases is $3,353 per month. The Company’s majority owned subsidiary leases its office space from a third party. The lease term is for one year and monthly rent expense is $1,825 per month. Rent commitments for the year 2006 are $18,250. Rent expense under operating leases for the years ended December 31, 2005 and 2004 was $40,220 and $40,935, respectively.

NOTE 14 INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2005 and 2004, is summarized as follows:

	2005	2004
Current:
Federal	$(412,826)	$(723,800)
State	(72,851)	(127,700)
Deferred taxes	486,477	852,300
Income tax expense (benefit)	$800	$800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at December 31, 2005 and 2004:

	2005	2004

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Permanent differences	--	--
Valuation allowance	40%	40%
Tax expense at actual rate	--	--

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets:
Net operating loss carry forward	$4,852,974
Total gross deferred tax assets	4,852,974
Less valuation allowance	(4,852,974)
Net deferred tax assets	$--

At December 31, 2005, the Company had accumulated deficit carry forwards of approximately $12,132,435 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2025.

The net change in the valuation allowance during the year ended December 31, 2005 and 2004 was an increase of $485,694 and $1,687,280, respectively.

NOTE 15 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

During 2005 and 2004, the Company received 28% and 43% of its revenue from three customers. The Company had accounts receivable due from these three customers in 2005 and 2004 of $6,940 and $12,256, respectively.

During 2005 and 2004, the Company purchased approximately 65% of its calling capacity from one supplier.

NOTE 16 EMPLOYEE BENEFIT PLAN

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction.

No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan Administrators under the direction of the Board of Directors administers the Plan. A total of four million (4,000,000) common shares and four million (4,000,000) options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to suck option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term.

On January 17, 2001, the Company granted and issued 1,700,000 common shares at a price of $0.005 per share for a total consideration of $8,500. On November 16, 2004, the Company granted and issued 2,000,000 common shares at a price of $0.059 per share for a total consideration of $118,000. Under the Plan 300,000 shares of common stock and 4,000,000 stock options remain available for grant at December 31, 2005.

NOTE 17 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has an accumulated deficit of $12,132,435 at December 31, 2005, which included a net loss of $1,214,193 for the year ended December 31, 2005. The Company’s total current liabilities exceed its total current assets by $3,372,917, a stockholders’ equity of $1,671,202 and the Company used cash in operations of $738,018. This raises a substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 18 SUBSEQUENT EVENTS

On January 2, 2006, the Company issued 2,400,000 restricted common shares valued at $120,000 to a consultant for business advisory and management fees. The common shares were valued at the closing market price on the date of issuance of shares.

On January 4, 2006, the Company through its wholly owned subsidiary Guangdong Elephant Talk Network Consulting Limited, entered into an agreement to acquire sixty percent (60%) of the registered capital of Beijing China Wind. Pursuant to the Agreement, the purchase price for 60% of Beijing China Wind was agreed to be $4,800,000, subject to adjustments based on Beijing China Wind’s audited net income for fiscal 2005 and 2006, and is payable (a) in cash of $2,800,000 in five installments the last of which is to be paid on January 31, 2007, and (b) by issuance of 20,000,000 restricted common shares valued at $0.10 per share to the owners of Beijing China Wind in four equal installments the last of which is to be issued on January 31, 2007. The owners of Beijing China Wind has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 restricted common shares either in exchange for a 25% equity interest in Beijing China Wind or for settlement in cash within 90 days. On January 2, 2006, the Company issued 5,000,000 restricted common shares valued at $250,000 and has made additional cash payments of $620,000 to the owners of Beijing China Wind towards it 60% ownership equity in Beijing China Wind as of May 2, 2006. The common shares were valued at the closing market price on the date of issuance of shares.

On January 5, 2006, the Company issued 92,500 restricted common shares valued at $4,625 as partial compensation to two directors for salaries earned in December 2005. The common shares were valued at the closing market price of the common shares on the first day of the month for which compensation was earned.

On January 26, 2006, the Company received $856,030 towards the remaining balance due of the $3.5 million convertible promissory note executed by Rising Water Capital on December 15, 2005.

On January 30, 2006, the Company entered into an agreement with an employee and issued 250,000 restricted common shares valued at $22,500. The common shares were valued at the closing market price on the date of issuance of shares.

On April 5, 2006, the Company received $73,670 of the remaining balance of $3.5 million convertible promissory note and an advance of $926,330 against a new $2.5 million convertible promissory note which is expected to be executed by Rising Water Capital no later than May 31, 2006.