Form 10QSB
period 2006-05-22
ELEPHANT TALK COMMUNICATIONS INC
filed 2006-05-22
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period:

Commission File Number: 000-30061

ELEPHANT TALK COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

California
(State or other jurisdiction of incorporation or organization)

95-4557538
(IRS Employer Identification No.)

438 East Katella Avenue, Suite 217, Orange, California 92867
(Address of principal executive offices)

(714) 288-1570
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

As of May 18, 2006, Elephant Talk Communications, Inc. had 185,250,088 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES

Report on Form 10-QSB
For the quarter ended
March 31, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheet at March 31, 2006 (Unaudited)

Consolidated Statements of Operations for the Three Months ended March 31, 2006 and 2005 (Unaudited)

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$893,898
Accounts receivable, net	1,283,289
Advances to third parties	1,745,119
Prepaid expenses and other current assets	129,179
Total Current Assets	4,051,485

PROPERTY AND EQUIPMENT - NET	324,942

OTHER ASSETS
Due from related parties	797,552
Goodwill	3,117,123
Earnest deposits for acquisitions	6,268,642
Total Other Assets	10,183,317

TOTAL ASSETS	$14,559,744

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$154,540
Accounts payable and customer deposits	831,989
Deferred revenue	130,107
Accrued expenses and other payable	1,242,501
Loans payable	995,702
Investor deposit for share purchase	3,837,896
Due to related parties	640,692
Total Current Liabilities	7,833,427

LONG-TERM LIABILITIES
Convertible promissory note	3,426,330

TOTAL LIABILITIES	11,259,757

MINORITY INTEREST	950,016

COMMITMENT AND CONTINGENCIES	--

STOCKHOLDERS' EQUITY
Preferred stock Class B, no par value, 5,000,000 shares authorized, none issued and outstanding
--
Common stock, no par value, 250,000,000 shares authorized, 185,250,088 issued and outstanding	14,940,711

Common stock to be issued for acquisition	750,000
Common stock subscriptions	(8,991)
Common stock, no par value, 20,000,000 shares issued as earnest deposit for acquisition	(720,000)
Accumulated comprehensive loss	7,832
Accumulated deficit	(12,619,581)
Total Stockholders' Equity	2,349,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,559,744

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended March 31,
	2006	2005

REVENUES	$2,173,260	$300,158

COST OF REVENUE	497,650	92,611

GROSS PROFIT	1,675,610	207,547

OPERATING EXPENSES
Selling, general and administrative	1,928,287	385,066
Depreciation and amortization	21,983	18,443
Total Operating Expenses	1,950,272	403,509

LOSS FROM OPERATIONS	(274,662)	(195,962)

OTHER INCOME (EXPENSE)
Interest income	21	487
Interest expense	(100,260)	(8,339)
Loss on currency fluctuations	(115)	--
Miscellaneous income	121	--
Total Other Expense, net	(100,233)	(7,852)

LOSS BEFORE INCOME TAXES	(374,894)	(203,814)
Income taxes	800	800

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(375,694)	(204,614)

Loss in subsidiary attributable to minority interest	(111,452)	(67,639)

NET LOSS	(487,146)	(272,253)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	--	644
--		644

COMPREHENSIVE LOSS	$(487,146)	$(271,609)

Net loss per common share and equivalents - basic and diluted	$(0.003)	$(0.004)

Weighted average shares outstanding during the period - basic and diluted	166,669,256	67,319,573

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487,146)	$(272,253)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	21,983	18,443
Stock issued for acquisition	250,000	--
Provision for uncollectible amounts	--	5,682
Issuance of stock for compensation and services	27,125	220,000
Issuance of stock for consulting services	120,000	20,000
Gain on disposal of subsidiary	--	(19,424)
Minority interest	111,452	67,638
Loss in equity of unconsolidated affiliate	--	19,424
Changes in operating assets and liabilities:
Increase in accounts receivable	(204,494)	(180,315)
(Increase) decrease in prepaid expenses, deposits and other assets	(70,180)	28,845
Increase (decrease) in accounts payable and customer deposits	355,123	(61,295)
Increase in deferred revenue	22,685	3,103
Increase in accrued expenses and other payable	110,404	22,131
Net cash provided by (used in) operating activities	256,952	(128,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,855)	(9,817)
Net cash flows from acquisition	(1,074,214)	--
Earnest deposit on acquisitions, net	867,037	(3,830,969)
Proceeds from acquisition of True Precise	--	127,711
Net cash used in investing activities	(243,032)	(3,713,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	5,214	3,012
Advances received for acquisitions	--	4,000,000
Proceeds from bank loans	29,986	--
Proceeds from (payments of) note payable	825,486	(27,608)
Proceeds from sale of shares	--	--
Proceeds from related parties	37,701	5,175
Payments to related parties	(230,263)	--
Net cash provided by financing activities	668,124	3,980,579

EFFECT OF EXCHANGE RATES ON CASH	13,038	644

NET INCREASE IN CASH	695,082	140,127

CASH, BEGINNING OF THE PERIOD	198,816	67,631

CASH, END OF THE PERIOD	$893,898	$207,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$5,976	$8,339

Cash paid during the period for income taxes	$800	$800

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 1:  Organization and Nature of Operations

Elephant Talk Communications, Inc. (herein referred to as “Elephant Talk”, “ETCI” or “Company”, formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation. On January 4, 2002, Staruni Corporation merged with Elephant Talk Limited, a company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the merger and to emphasize that the Company’s new focus will be the business of Elephant Talk Limited.

On January 4, 2002, the Company exchanged 90% of its common stock for 100% of the common stock of Elephant Talk Limited by issuing 31,164,210 shares of common stock to the shareholders of Elephant Talk Limited. Elephant Talk Limited is a limited liability company incorporated in Hong Kong (ETHK) engaged in long distance telephone business. Per the agreement, the Company sold its Internet Service Provider (ISP) business to a related party, Vision Aerospace, Inc. (Vision) for 1,000,000 shares of Vision valued at $10,835. Vision is owned by the former CEO and President of the Company. The value of the shares was recorded at the book value of the assets exchanged to acquire the shares of Vision. Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of Elephant Talk Limited. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Elephant Talk Limited in substance, rather than a business combination, and is deemed a “reverse merger” for accounting purposes, since the former owners of Elephant Talk Limited controlled majority of the total common shares outstanding immediately following the merger. Recapitalization accounting resulted in consolidated financial statements being issued under the name of Elephant Talk Communications, Inc., but were considered a continuation of Elephant Talk Limited. No pro forma financial statements are being presented as ETCI has no assets other than the shares of the related third party discussed above.

On January 5, 2005, the Company completed the purchase of 60% of the equity ownership interest in True Precise Technology Limited (“True Price”), a limited liability company registered in British Virgin Islands, from Keen Solution Group Limited in a stock swap arrangement. As consideration for the acquisition, the Company issued 23,137,500 restricted common shares to Keen Solution valued at $1,436,875 for its 60% equity interest. Upon completion of the transaction, True Precise became a majority owned subsidiary of the Company.

On August 8, 2005, Keen Solution sent notification informing the Company that it has unilaterally decided to terminate the Share Exchange Agreement. The Company placed a stop transfer restriction on all of the 23,137,500 common shares it issued to Keen Solution. The Company has treated True Precise’s transaction as discontinued operation and has recorded 23,137,500 common shares as cancelled shares as of March 31, 2006. Of those shares, 20,137,500 have been returned to the Company’s treasury, and the Company continues to pursue the return of the remainder. The Company has evaluated its legal options in connection with the termination of the Share Exchange Agreement and came to the conclusion that a mutual rescission of the agreement was in the Company’s best interest. The Company still continues to pursue the return of 3,000,000 common shares from Keen Solution.

On November 6, 2005, the Company through its subsidiary Elephant Talk Limited, incorporated a joint venture Free Zone Limited Liability company in the Dubai Technology, Electronic Commerce and Media Free Zone, Dubai, United Arab Emirates (UAE) under the name Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”). The Company’s subsidiary Elephant Talk Limited has contributed $50,907 towards its equity share capital as of March 31, 2006. The Company owns 50.54% share of this newly formed joint venture company. ET ME&A is committed to spend the necessary funds to keep its share of equity investment and is currently seeking regulatory approvals for obtaining trade and business licenses from the UAE government to conduct its business. ET ME&A and has not yet begun operations and plans to operate various telecom related businesses in the Middle East and Africa.

On July 11, 2005, the Company’s wholly owned subsidiary Elephant Talk Limited formed Full Mark Limited, a limited liability company organized under the laws of British Virgin Islands, to facilitate acquisitions for the Company in China. On December 13, 2005, Full Mark Limited, a wholly owned subsidiary of Elephant Talk Limited, formed a wholly owned subsidiary Jinfuyi Technology (Beijing) Co. Ltd. (“Jinfuyi”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $200,000. On January 2, 2006, Jinfuyi and Beijing Chinawind Telecommunication Information Technology Co. Limited, a limited liability company organized under the laws of the Peoples’ Republic of China (“Beijing Chinawind”), entered into an Exclusive Technical Consulting and Services Agreement (the ”Service Agreement”), pursuant to which Jinfuyi has the exclusive right to provide technical and consulting services in exchange for services fees that will be approximately $4,875,000 per year, subject to the right of Jinfuyi to adjust the service fee depending on the quantity of the services that it actually provides.

On January 4, 2006, Guangdong Elephant Talk Network Consulting Limited, a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Guangdong Elephant Talk”) and an agent of the Company, and Beijing Zhongrun Chuangtou Technology Co., Ltd., a limited liability company organized and existing under the laws of the Peoples’ Republic of China (the “Vendor”), entered into an Equity Transfer Agreement (the ”Agreement”), pursuant to which Guangdong Elephant Talk agreed to acquire sixty percent (60%) of the registered capital of Beijing Chinawind. Pursuant to the Agreement, the purchase price for 60% of Beijing Chinawind amounted to $4,800,000, subject to adjustments based on Beijing Chinawind’s audited net income for fiscal 2005 and 2006. The purchase consideration is payable (x) in cash of $2,800,000 in five installments, the last of which is to be paid on January 31, 2007, and (y) by the issuance by the Company to the Vendor of 20,000,000 shares of restricted common stock valued at $0.10 per share, in four equal installments, the last of which is to be issued on January 31, 2007. The Vendor has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 shares of restricted common stock either in exchange for a 25% equity interest in Beijing Chinawind or for settlement in cash within 90 days. The company has paid $1,420,000 in cash and issued 5,000,000 restricted common shares valued at $250,000 towards its investment in Beijing Chinawind joint venture as of May 18, 2006.

NOTE 2: Basis of Presentation

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

The audited consolidated financial statements of the Company for the year ended December 31, 2005 were filed on May 19, 2006 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation has been included.

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire year. Certain 2005 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3: Principles of Consolidation

The accompanying consolidated financial statements for the three months ended March 31, 2006 included the accounts of Elephant Talk Communications, Inc., its wholly owned subsidiary Elephant Talk Limited, its agent and controlled subsidiary Guangdong Elephant Talk Network Consulting Limited, its wholly owned subsidiary True Precise Technology Limited, its wholly owned subsidiary Full Mark Limited, and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC. The consolidated financial statements for the three months ended March 31, 2005 included the accounts of Elephant Talk Communications, Inc., its 100% wholly owned subsidiary Elephant Talk Limited and its 60% owned subsidiary True Precise Technology Limited. Minority interest principally represents minority shareholders’ proportionate share of equity in our consolidated subsidiary Elephant Talk Middle East and Africa FZ-LLC and joint venture company Beijing Chinawind. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During the three months ended March 31, 2006, the Company issued 2,400,000 restricted common shares valued at $120,000 as compensation to a consultant as finder’s fee for an acquisition target. The shares were valued at the closing market price of the share price on the date of execution of the agreement. The Company issued 250,000 restricted common shares valued at $22,500 to an employee as compensation for services. The shares were valued at the closing market price on the date of issuance. The Company issued 92,500 restricted common shares valued at $4,625 as compensation to officers for services rendered in December 2005. The shares were valued at the closing market price on the first day of December 2005 for the month for which services were performed.

NOTE 6: Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No, 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115 "Accounting in certain investments in debt and equity securities”. EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 7: Advance to Third Parties

The Company has advanced $1,703,426 to two European telecom entities for their working capital requirements. The Company has completed its due diligence and expects to execute the acquisition documents no later than May 31, 2006. The Company has advanced $41,693 to a third party for development of products and services in which the Company has an interest. All advances made by the Company as of March 31, 2006, are deemed fully recoverable.

NOTE 8: Earnest Deposits for Acquisitions

On January 17, 2005, the Company entered into a Memorandum of Understanding with a European investor to acquire all of the issued and outstanding shares of Benoit Telecom Holding AG, a European telecom company. The Company has advanced earnest deposit of $6,043,080 with an escrow trust company as of March 31, 2006. The Company has executed a promise to repay and a security agreement with the escrow trust company to repay the full earnest deposit to the Company if the acquisition is not consummated for any reason. The Company has completed its due diligence of its proposed acquisition and fully expects to close the transaction and execute a definitive agreement by May 31, 2006.

The Company has advanced fully refundable earnest deposit of $225,562 and issued 20,000,000 common shares valued at $720,000 in connection with its proposed acquisition of Phonetone Telecom Ltd. from Calfin Trust as of March 31, 2006. The Company has completed its due diligence of Phonetone Telecom Ltd. and expects to execute a definitive agreement in the near future.

The Company has recorded $6,988,642 as earnest deposits for acquisitions in the accompanying financial statements as of March 31, 2006.

NOTE 9:  Investment in Beijing Chinawind Telecommunication Information Technology Company  Limited (“Beijing Chinawind”)

On January 4, 2006, the Company, through its agent and controlled subsidiary Guangdong Elephant Talk Network Consulting Limited, entered into an agreement to acquire sixty percent (60%) of the registered capital of Beijing Chinawind. Pursuant to the Agreement, the purchase price for 60% of Beijing Chinawind was agreed to be $4,800,000, subject to adjustments based on Beijing Chinawind’s audited net income for fiscal years 2005 and 2006, and is payable (a) in cash of $2,800,000 in five installments, the last of which is to be paid on January 31, 2007, and (b) by issuance of 20,000,000 restricted common shares valued at $0.10 per share to the owners of Beijing Chinawind in four equal installments, the last of which is to be issued on January 31, 2007. The owners of Beijing Chinawind has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 restricted common shares either in exchange for a 25% equity interest in Beijing Chinawind or for settlement in cash within 90 days. On January 2, 2006, the Company issued 5,000,000 restricted common shares valued at $250,000 and has made additional cash payments of $1,420,000 to the owners of Beijing Chinawind towards it 60% ownership equity in Beijing Chinawind as of May 18, 2006. The shares were valued at the closing market price of shares on the day of execution of the agreement.

Investment in Beijing Chinawind Telecommunication Information Technology Co. Limited

Consideration payable for Beijing Chinawind on acquisition date January 4, 2006:
Cash payable	$1,600,000
Common shares to be issued - 20,000,000 shares	1,000,000
$2,600,000

Fair value of net assets received on acquisition date January 4, 2006:
Cash	$95,786
Accounts receivable, net of allowances	1,071,595
Other receivables and prepayments	36,256
Due from directors	323,657
Due from a related company	3,849
Property and equipment, net	218,471
Other assets	1,712,510
Accounts payable	(437,943)
Other payables and accrued expenses	(926,781)
Value added tax payable	(47,289)
Notes payable	(30,544)
Due to stockholders	(27,253)
1,992,314
Minority interest - 40%	(796,926)
$1,195,388

Goodwill	1,404,612
Total consideration paid	$2,600,000

The Company recorded goodwill on consolidation of its acquired entities in the total amount of $3,117,123 as of March 31, 2006. Management is of the opinion that there is no impairment of goodwill as of March 31, 2006.

NOTE 10: Related Party Transactions

The Company has advanced funds amounting to $466,193 to certain affiliates of which $330,934 relates to the amount that the Company’s officers and/or shareholders have an ownership interest in prior to 2002. The related entity is making monthly payments and therefore, such funds advanced as of March 31, 2006 are deemed fully collectible and no provision for uncollectible debt is provided at March 31, 2006. The Company has further advanced funds to the shareholders of Chinawind in the amount of $331,359 as of March 31, 2006. The total amount due from related parties amounted to $797,552 as of March 31, 2006.

The Company’s affiliate had signed a promissory note of $408,975 which was fully guaranteed by the Company. The note requires a monthly installment of $12,535 with the remaining balance due on December 24, 2006. The affiliate is making monthly payments in accordance with the payment terms, and expects to pay the balance due in full on due date. In case of default of payments on the promissory note, the Company will be obligated to pay the unpaid balance of the note in full. Since the affiliate is making payments on time, the Company did not deem it necessary to provide for an allowance for the unpaid balance of $330,934 on the promissory note in the accompanying financial statements at March 31, 2006. The Company is obligated to pay the shareholders of Chinawind for the amount $430,000 due to them in accordance with the terms of payment of acquisition costs. Furthermore the Company is obligated to pay $210,692 to the officers and directors for their past due compensation as of March 31, 2006. The total amount due to related parties amounted to $640,692 as of March 31, 2006.

NOTE 11: Stockholders’ Equity

Issuance of common stock: During the three months ended March 31, 2006, the Company issued 92,500 restricted common shares valued at $4,625 as partial compensation to two directors for salaries earned in December 2005. The common shares were valued at the closing market price of the common shares on the first day of the month for which the compensation was earned. The Company entered into an agreement with an employee and issued 250,000 restricted common shares valued at $22,500 for compensation earned. The common shares were valued at the closing market price of the shares on the date of issuance. The Company issued 2,400,000 common shares valued at $120,000 to a consultant for providing consulting, business advisory and finder’s fee for a target acquisition. The common shares were valued at the closing market price of the shares of the date of execution of the agreement. The Company issued as a partial consideration 5,000,000 restricted common shares valued at $250,000 to the owners of Beijing Chinawind in connection with its acquisition of 60% equity interest in Beijing Chinawind. The shares were valued at the closing market price of the shares on the date of execution of the agreement.

The Company’s majority owned subsidiary Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”) authorized capital of $100,817 was not received in full from the joint venture partners when ET ME&A was incorporated on November 6, 2005. ET ME&A has since received $91,826 in capital contributions and $8,991 of stock subscriptions remain to be received from two of the three joint venture partners as of March 31, 2006.

NOTE 12: Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2006 and 2005 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 13: Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 300,000 shares of common stock and 4,000,000 stock options remain available for grant at March 31, 2006.

NOTE 14: Contingent Consideration

In January 2006, the Company acquired a 60% interest in Beijing Chinawind for an agreed total consideration of $4.8 million of which $2.8 million was payable in cash and the issuance of 20 million shares of the Company’s common stock. In accordance with the Equity Transfer Agreement (“ET Agreement”) signed between the vendor and the Company, the agreed valuation for the 20 million shares was $0.10 per common stock for $2.0 million. The Company recorded the 20 million shares at $0.05 per common stock for $1.0 million based on the closing price of the Company’s stock at the date of the ET Agreement of January 4, 2006.

As of March 31, 2006, the Company is contingently liable for $1.2 million to the vendor, of which $600,000 is due on or before July 31, 2006 to be adjusted proportionately if Beijing Chinawind does not achieve a profit of $1,000,000 (Rmb 8.0 million) in 2005 and $1,125,000 (Rmb 9.0 million) for the first half of 2006. An additional $600,000 cash consideration is due on or before January 31, 2007 to be adjusted proportionately if Beijing Chinawind does not achieve a profit of $2,250,000 (Rmb 18.0 million) for 2006.

If any of the conditions are not met, the vendor has 30 days from July 31, 2007 to give notice to the Company to buy back 25% equity interest in Beijing Chinawind from the Company in return for the 20 million shares issued as part of the ET Agreement.

NOTE 15: Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $12,619,581 including a net loss of $487,146 for the three months ended March 31, 2006. This raises a substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended March 31, 2006 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) acquire profitable companies that bring synergies to the Companies products and services.

NOTE 16: Subsequent Events

On April 5, 2006, the Company received $73,670 of the remaining balance of $3.5 million convertible promissory note and an advance of $926,330 against a new $3.0 million convertible promissory note to be executed by Rising Water Capital no later than May 31, 2006.

Item 2  Management’s Discussion and Analysis or Plan of Operation

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

Pursuant to an agreement and plan of reorganization, effective August 27, 2001, and through the subsequent acquisition that completed on January 4, 2002, Staruni Corporation, a California corporation acquired Elephant Talk Limited, a limited company incorporated in Hong Kong. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Elephant Talk Limited in substance, rather than a business combination, and is deemed a “reverse acquisition” for accounting purposes since the former owners of Elephant Talk Limited controlled majority of the total common shares outstanding immediately following the acquisition. The acquisition caused no change in any of the shares of the Company’s common stock outstanding on the acquisition date, and no other securities were converted as a result of the acquisition.

On January 5, 2005, the Company completed its purchase of 60% equity ownership interest in True Precise Technology Limited (“True Precise”), from Keen Solution Group Limited (“Keen Solution”) in a Share Exchange Agreement. As consideration for the acquisition, on July 26, 2004, the Company had issued 4,000,000 restricted common shares to Keen Solution valued at $480,000 as the earnest deposit. On May 10, 2005, the Company issued the additional 19,137,500 restricted Common Shares valued at $956,875 as the remaining balance of the consideration to complete its obligation. Upon completion of the acquisition on January 5, 2005, True Precise became a majority owned subsidiary of the Company.

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

Pursuant to the terms of an agency agreement in connection with its acquisition of Phonetone Telecom Ltd. from Calfin Trust, the Company agreed to issue 40,000,000 restricted common shares, pay a cash consideration of $600,000, and share 15% of the yearly total profit margin generated by the Company or any of its affiliated companies from the Phonetone’s premium rate numbers in the years 2006, 2007 and 2008. As of May 18, 2006, the Company has advanced $225,562 and 20,000,000 shares of common stock valued at $720,000 to Calfin Trust as an earnest deposit towards the Phonetone proposed acquisition. The Company has performed its due diligence on the telecom service provider and plans to sign a definitive acquisition agreement in the near future.

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

On July 11, 2005, the Company’s wholly owned subsidiary Elephant Talk Limited formed Full Mark Limited (“Full Mark”), a limited liability company organized under the laws of British Virgin Islands, to facilitate acquisitions of profitable business in China. On December 13, 2005, Full Mark formed a wholly owned subsidiary Jinfuyi Technology (Beijing) Co. Ltd. (“Jinfuyi”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $200,000. On January 2, 2006, Jinfuyi and Beijing Chinawind entered into an Exclusive Technical Consulting and Services Agreement (the ”Service Agreement”), pursuant to which Jinfuyi has the exclusive right to provide technical and consulting services in exchange for services fees of approximately $4,875,000 per year, subject to the right of Jinfuyi to adjust the service fee depending on the quantity of the services that it actually provides.

On January 4, 2006, Guangdong Elephant Talk Network Consulting Limited, a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Guangdong Elephant Talk”) and an agent of the Company, and Beijing Zhongrun Chuangtou Technology Co., Ltd., a limited liability company organized and existing under the laws of the Peoples’ Republic of China (the “Vendor”), entered into an Equity Transfer Agreement (the ”Agreement”), pursuant to which Guangdong Elephant Talk agreed to acquire sixty percent (60%) of the registered capital of Beijing Chinawind.

Pursuant to the Agreement, the purchase price for 60% of Beijing Chinawind was agreed to be $4,800,000, subject to adjustments based on Beijing Chinawind’s audited net income for fiscal 2005 and 2006, and is payable (x) in cash of $2,800,000 in five installments the last of which is to be paid on January 31, 2007, and (y) by the issuance by the Company to the Vendor of 20,000,000 shares of restricted common stock valued at US$0.10 per share, in four equal installments the last of which is to be issued on January 31, 2007. Finally, the Vendor has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 shares of restricted common stock either in exchange for a 25% equity interest in Beijing Chinawind or for settlement in cash within 90 days.

Results of Operations: Our results of operations for the three months ended March 31, 2006 consisted of operations of Elephant Talk Communications, Inc., our wholly owned subsidiary Elephant Talk Limited, our wholly owned subsidiary Guangdong Elephant Talk Network Consulting Limited, our wholly owned subsidiary True Precise Technology Limited, our wholly owned subsidiary Full Mark Limited, and our majority owned subsidiary Elephant Talk Middle East & Africa FZ-LLC. The results of operations of the Company for the three months ended March 31, 2005 consisted of our operations of Elephant Talk Communications, Inc., our wholly owned subsidiary Elephant Talk Limited and our 60% owned subsidiary True Precise from January 5, 2005 (date of acquisition). The Company reported net loss of $487,146 for the three months ended March 31, 2006 compared to a net loss of 272,253 for the same period in 2005.

Revenues and Cost of revenues: The Company reported revenues of $2,173,260 during the three months ended March 31, 2006 compared to $300,158 for the same period in 2005. Revenues consisted of mobile value-added services offered by the Company’s subsidiary Guangdong Elephant Talk Network Consulting Limited to a large subscriber base of customers via mediums such as mobile terminals or the internet. The services offered included short messaging services, multimedia messaging services, wireless application protocol, interactive voice response and ring-back tone services as well as web portal. Furthermore, the Company’s sale of telecommunications products business such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers primarily in China, Japan and Hong Kong. During the three months period ended March 31, 2005, the Company recorded $300,158 in revenues by selling telecommunications products and provided technical consulting and business advisory services relating to data communication and information systems.

Cost of revenues was $497,650 for the three months ended March 31, 2006 compared to $92,610 for the same period in 2005. Cost of revenues included primarily the mobile operator charges in providing mobile value added services to our subscriber base, and costs incurred for resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold. Gross margins for the three months ended March 31, 2006 was $1,675,610 or 77% of revenues as compared to $207,547 or 69% of revenues for the same period in 2005. The increase in gross margin for the three months ended March 31, 2006 compared to the same periods in 2005 was due to the change in the revenue mix for the mobile value added services provided to the customers in the telecom markets.

Selling, general and administrative expenses (S,G&A): S,G&A expenses were $1,941,214 for the three months ended March 31, 2006 compared to $385,066 for the same period in 2005. S,G&A expenses increased during the three months ended March 31, 2006 compared to the same periods in 2005, primarily due to the increase in marketing and promotion expenses of the new mobile value added business services provided to our subscriber base, increased payroll and other legal and administrative expenses of the newly acquired business. Depreciation expense totaled $9,056 for the three months ended March 31, 2006 compared to $18,443 for the same period in 2005 as majority of the assets were fully depreciated in 2005.

Other Income and Expenses: Interest income was $21 and $487 for the three months ended March 31, 2006 and 2005, respectively. Interest expense for the three months ended March 31, 2006 was $100,260 compared to $8,339 for the same period in 2005. Interest expense increased due to the Company borrowing additional loan from an investor, bank and related parties.

Minority interest: The Company’s majority owned subsidiaries Elephant Talk Middle East & Africa FZ-LLC and Guangdong Elephant Talk Network Consulting Limited incurred a loss of $6,631 and a profit of $243,985 from operations during the three months period ended March 31, 2006. The Company recorded a loss of $111,452 attributable to minority shareholders’ interest in the accompanying financial statements as of March 31, 2006. The Company recorded a loss of $67,639 attributable to minority shareholders’ interest for the three months ended March 31, 2005.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $487,146 for the three months ended March 31, 2006 as compared to a net loss of $272,253 for the same period in 2005. Additionally, the Company’s current liabilities exceeded its current assets by $3,781,942 at March 31, 2006. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Elephant Talk's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended December 31, 2005 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash provided by operating activities during the three month period ended March 31, 2006 amounted to $256,952 primarily due to increase in accounts receivable of $204,494, increase in prepaid expenses, deposits and other current assets of $70,180, increase in accounts payable and customer deposits of $355,123, increase in accrued expenses and other payable of $110,404, and increase in deferred revenue of $22,685. Additionally, the Company’s current liabilities exceeded its current assets by $3,781,942 at March 31, 2006. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company’s ability to continue as a going concern.

Investing activities: Net cash used in investing activities during the three months ended March 31, 2006 was $243,032 primarily due to net cash out flow of $1,074,214 due to acquisition of Beijing Chinawind, earnest deposits of $867,037 to acquire telecom companies in Europe. The Company used proceeds to acquire equipment for $35,855 during the three months ended March 31, 2006.

Financing activities: Net cash provided by financing activities during the three months ended March 31, 2006 was $668,124. The Company received $825,486 in funding against the convertible note payable from an investor and $29,986 of proceeds against bank loans. The Company made payments of $192,562 towards payments to related parties.

As a result of the above activities, the Company experienced a net increase in cash of $695,082 for the three months ended March 31, 2006. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors, acquiring profitable operations or by selling its common shares and fulfilling its plan of restructuring as outlined above.

Application of Critical Accounting Policies and Estimates

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

Impact of accounting pronouncements:
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

Item 3  Controls and Procedures

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

Disclosure Controls and Procedures and Internal Controls

The Company maintains disclosure controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this Quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that material information relating to the Company is made known to the Certifying Officers by others, particularly during the period in which the applicable report is being prepared. The Company maintains a system of internal controls designed to provide reasonable assurance that a) transactions are executed in accordance with management's general or specific authorization; b) transactions are recorded as necessary, to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; c) access to assets is permitted only in accordance with management's general or specific authorization; and d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

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

Material Weakness in Disclosure Controls

The Securities and Exchange Commission rules embodied in the Sarbanes-Oxley Act of 2002, in particular, Section 404, require that a company's internal controls over financial reporting be based upon a recognized internal control framework. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the filing of the Report, and concluded that, as of the end of such period, our disclosure controls and procedures were deficient and not effective. While the Company has internal controls and procedures in place, the Certifying Officers believe that during the last quarter ending March 31, 2006, the Company had a breakdown in following the Company’s established policies and procedures of recording of transactions in accounting records accurately, preparation of monthly reconciliations and management’s review of operating results on a timely basis. The Certifying Officers have recruited an experienced financial manager at the Company’s subsidiary in Hong Kong to ensure that the transactions are recorded accurately, and account reconciliations are prepared on a timely basis. The Company has taken the necessary corrective steps to improve and strengthen its disclosure controls and procedures, including hiring a new legal counsel, and implementing new policies and procedures in an effort to remediate these deficiencies. Management plans to monitor, on a periodic basis that corrective actions implemented are working effectively, and will report on progress of the corrective actions in the future filings whether such corrective actions have remedied the material weaknesses.

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

PART II OTHER INFORMATION

Item 1  Legal Proceedings

None.

Item 2  Changes in Securities

On January 30, 2006, the Company issued 92,500 restricted common shares valued at $4,625 as partial compensation to two directors for salaries earned in December 2005. The common shares were valued at the closing market price of the common shares on the first day of the month for which the compensation was earned.

On January 30, 2006, the Company entered into an agreement with an employee and issued 250,000 restricted common shares valued at $22,500 for compensation earned. The common shares were valued at the closing market price of the shares on the date of issuance.

On January 30, 2006, the Company issued 2,400,000 common shares valued at $120,000 to a consultant for providing consulting, business advisory and finder’s fee for a target acquisition. The common shares were valued at the closing market price of the shares of the date of execution of the agreement.

On January 30, 2006, the Company issued as a partial consideration 5,000,000 restricted common shares valued at $250,000 to the owners of Beijing Chinawind in connection with its acquisition of 60% equity interest in Beijing Chinawind. The shares were valued at the closing market price of the shares on the date of execution of the agreement.

Item 3  Defaults upon Senior Securities

Not applicable.

Item 4  Submission of Matters to Vote of Securities Holders

None.

Item 5  Other Information

None.

Item 6  Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Quarterly Report on Form 10-QSB and reports on Form 8-K within the last fiscal quarter.

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

Reports on Form 8-K

Entry into Material Contract - Filed on January 13, 2006 - Acquisition of Beijing Chinawind Telecommunication Information Technology Company Limited.

Change of Control - filed on March 1, 2006 - Control acquired by Rising Water Capital.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
OTHER INFORMATION (UNAUDITED)
MARCH 31, 2006

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2005	Elephant Talk Communications, Inc.

By: /s/ Russelle Choi
Russelle Choi
President & Chief Executive Officer