Form 10QSB
period 2006-08-21
ELEPHANT TALK COMMUNICATIONS INC
filed 2006-08-21
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

(714) 288-1570
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒No ☐

As of August 18, 2006, Elephant Talk Communications, Inc. had 190,250,088 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES

Report on Form 10-QSB
For the quarter ended
June 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$802,787
Accounts receivable, net	1,261,567
Advance to a third party	2,256,343
Prepaid expenses and other current assets	188,681
Total Current Assets	4,509,378

PROPERTY AND EQUIPMENT - NET	356,476

OTHER ASSETS
Due from related parties	922,928
Telecom licenses	124,668
Goodwill	3,117,123
Earnest deposits for acquisitions	6,268,642
Total Other Assets	10,433,361

TOTAL ASSETS	$15,299,215

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$160,095
Accounts payable and customer deposits	744,533
Deferred revenue	124,203
Accrued expenses and other payable	1,532,263
Advances from third parties	926,330
Loans payable	989,350
Investor deposit for share purchase	3,837,896
Due to related parties	433,847
Total Current Liabilities	8,748,517

LONG-TERM LIABILITIES
Convertible promissory note	3,500,000

TOTAL LIABILITIES	12,248,517

MINORITY INTERESTS	1,214,999

COMMITMENT AND CONTINGENCIES	--

STOCKHOLDERS' EQUITY
Preferred stock Class B, no par value, 5,000,000 shares authorized, none issued and outstanding	--
Common stock, no par value, 250,000,000 shares authorized, 190,250,088 issued and outstanding	15,190,711
Common stock to be issued for acquisition	500,000
Common stock subscriptions	(8,991)
Common stock, no par value, 20,000,000 shares issued as earnest deposit for acquisition	(720,000)
Accumulated comprehensive income	19,415
Accumulated deficit	(13,145,436)
Total Stockholders' Equity	1,835,699

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,299,215

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

REVENUES	$1,494,740	$79,800	$3,668,000	$203,633

COST OF REVENUE	267,587	73,463	765,237	166,074

GROSS PROFIT	1,227,153	6,337	2,902,763	37,559

OPERATING EXPENSES
Selling, general and administrative	1,544,794	521,247	3,473,075	729,988
Depreciation and amortization	29,086	19,612	51,070	38,056
Total Operating Expenses	1,573,880	540,859	3,524,145	768,044

LOSS FROM OPERATIONS	(346,727)	(534,522)	(621,382)	(730,485)

OTHER INCOME (EXPENSE)
Interest income	132	170	153	657
Gain on settlement of vendor payable	--	49,031	--	49,031
Interest expense	(108,271)	(51,121)	(208,531)	(59,460)
Loss on disposal of fixed assets	--	(48,370)	--	(48,370)
Total Other Expense, net	(108,139)	(50,290)	(208,378)	(58,142)

LOSS BEFORE INCOME TAXES	(454,866)	(584,812)	(829,760)	(788,627)
Income taxes	--	--	800	800

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(454,866)	(584,812)	(830,560)	(789,427)
Loss in subsidiary attributable to minority interest	(70,989)	-	(182,441)	-

LOSS BEFORE DISCONTINUED OPERATIONS	(525,855)	(584,812)	(1,013,001)	(789,427)
Loss from discontinued operations	--	(7,229)	--	(7,229)
Gain on disposal of discontinued operations	--	7,229	--	7,229
	--	--	--	-

NET LOSS	(525,855)	(584,812)	(1,013,001)	(789,427)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	30,373	644	30,373	644
	30,373	644	30,373	644

COMPREHENSIVE LOSS	$(495,482)	$(584,168)	$(982,628)	$(788,783)

Net loss per common share and equivalents - basic and diluted	$(0.003)	$(0.008)	$(0.006)	$(0.011)

Weighted average shares outstanding during the period - basic and diluted	170,788,551	77,829,747	168,740,282	72,459,626

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,013,001)	$(789,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,070	38,056
Stock issued for acquisition	500,000	--
Provision for uncollectible amounts	--	182,007
Loss on disposal of fixed assets	--	48,370
Issuance of stock for compensation and services	--	373,000
Issuance of stock for consulting services	147,125	20,000
Gain on disposal of subsidiary	--	(7,229)
Loss from discontinued operations	--	7,229
Minority interests	182,441	--
Gain on settlement of payables	--	(49,031)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(182,772)	(171,247)
(Increase) decrease in prepaid expenses, deposits and other assets	(129,682)	28,247
Increase (decrease) in accounts payable and customer deposits	267,667	(48,595)
Increase (decrease) in deferred revenue	16,781	(4,739)
Increase (decrease) in accrued expenses and other payable	400,166	(29,628)
Net cash provided by (used in) operating activities	239,795	(402,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(102,227)	(34,882)
Cash lost in disposition of subsidiary	--	(127,711)
Net cash flows from acquisition	(1,074,214)	--
Purchase of telecom licenses	(124,668)	--
Earnest deposits on acquisitions, net	355,813	(7,099,516)
Proceeds from acquisition of subsidiary	--	127,711
Net cash used in investing activities	(945,296)	(7,134,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	10,769	7,010
Advances received for investor	926,330	--
Proceeds from bank loans	(6,910)	--
Proceeds from (payments of) note payable	929,700	(223,751)
Proceeds from sale of shares	--	7,761,655
Proceeds from third parties	--	113,759
Investment from minority stockholders	193,993	--
Payments to related parties	(774,783)	(13,153)
Net cash provided by financing activities	1,279,099	7,645,520

EFFECT OF EXCHANGE RATES ON CASH	30,373	644

NET INCERASE IN CASH	603,971	108,779

CASH, BEGINNING OF THE PERIOD	198,816	67,631

CASH, END OF THE PERIOD	$802,787	$176,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$11,514	$38,804

Cash paid during the period for incomes taxes	$800	$800

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2006

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

On January 5, 2005, the Company completed the purchase of 60% of the equity ownership interest in True Precise Technology Limited (“True Price”), a limited liability company registered in British Virgin Islands, from Keen Solution Group Limited (“Keen Solution”) in a stock swap arrangement. As consideration for the acquisition, the Company issued 23,137,500 restricted common shares to Keen Solution valued at $1,436,875 for its 60% equity interest. Upon completion of the transaction, True Precise became a majority owned subsidiary of the Company.

On August 8, 2005, Keen Solution sent notification informing the Company that it has unilaterally decided to terminate the Share Exchange Agreement. The Company placed a stop transfer restriction on all of the 23,137,500 common shares it issued to Keen Solution. The Company has treated True Precise’s transaction as discontinued operation and has recorded 23,137,500 common shares as cancelled shares as of June 30, 2006. Of those shares, 20,137,500 have been returned to the Company’s treasury, and the Company continues to pursue the return of the remainder. The Company has evaluated its legal options in connection with the termination of the Share Exchange Agreement and concluded that a mutual rescission of the agreement was in the Company’s best interest. The Company still continues to pursue the return of 3,000,000 common shares from Keen Solution.

On November 6, 2005, the Company through its subsidiary Elephant Talk Limited incorporated a joint venture Free Zone Limited Liability company in Dubai Technology Electronic Commerce and Media Free Zone, Dubai, United Arab Emirates (UAE) under the name Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”). The registered capital of ET ME&A is $100,817, and the Company’s wholly owned subsidiary Elephant Talk Limited has contributed $50,953 towards its 50.54% equity share in the joint venture company as of June 30, 2006. ET ME&A is committed to spend the necessary funds to keep its share of equity investment and is currently seeking regulatory approvals for obtaining trade and business licenses from the UAE government to conduct its business. ET ME&A and has not yet begun operations and plans to operate various telecom related businesses in the Middle East and Africa.

After evaluating the processes to expand our business and the costs of setting up regional subsidiaries in the Middle East under the name ET ME&A, it was decided to create a new holding company in Bahrain. Therefore, on June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L (“ET ME&A Holding”). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding.

On June 19, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Bahrain W.L.L. (“ET Bahrain”) to manage the Company’s operations in Bahrain. The registered capital of ET Bahrain is $387,787 and ET ME&A Holding owns 99% of the equity ownership in ET Bahrain. ET ME&A Holding has contributed $383,909 as its shares of registered capital as of June 30, 2006. ET ME&A Holding and ET Bahrain has not yet begun operations.

On July 11, 2005, the Company’s wholly owned subsidiary Elephant Talk Limited formed Full Mark Technology Limited, a limited liability company organized under the laws of British Virgin Islands, to facilitate acquisitions for the Company in China. On December 13, 2005, Full Mark Technology Limited, a wholly owned subsidiary of Elephant Talk Limited, formed a wholly owned subsidiary Jinfuyi Technology (Beijing) Co. Ltd. (“Jinfuyi”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $200,000. On January 2, 2006, Jinfuyi and Beijing China Wind Telecommunication Information Technology Co. Limited, a limited liability company organized under the laws of the Peoples’ Republic of China (“Beijing China Wind”), entered into an Exclusive Technical Consulting and Services Agreement (the ”Service Agreement”), pursuant to which Jinfuyi has the exclusive right to provide technical and consulting services in exchange for services fees that will be approximately $4,875,000 per year, subject to the right of Jinfuyi to adjust the service fee depending on the quantity of the services that it actually provides.

On January 4, 2006, Guangdong Elephant Talk Network Consulting Limited, a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Guangdong Elephant Talk”) and an agent of the Company, and Beijing Zhongrun Chuangtou Technology Co., Ltd., a limited liability company organized and existing under the laws of the Peoples’ Republic of China (the “Vendor”), entered into an Equity Transfer Agreement (the ”Agreement”), pursuant to which Guangdong Elephant Talk agreed to acquire sixty percent (60%) of the registered capital of Beijing China Wind. Pursuant to the Agreement, the purchase price for 60% equity interest in Beijing China Wind amounted to $4,800,000, subject to adjustments based on Beijing China Wind’s audited net income for fiscal 2005 and 2006. The purchase consideration is payable (x) in cash of $2,800,000 in five installments, the last of which is to be paid on January 31, 2007, and (y) by the issuance by the Company to the Vendor of 20,000,000 shares of restricted common stock valued at $0.10 per share, in four equal installments, the last of which is to be issued on January 31, 2007. The Vendor has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 shares of restricted common stock either in exchange for a 25% equity interest in Beijing China Wind or for settlement in cash within 90 days. The Company has paid $1,420,000 in cash and has issued 10,000,000 restricted Common Shares valued at $500,000 towards its investment in Beijing China Wind joint venture as of June 30, 2006.

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2005 Form 10-KSB.

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

The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire year. Certain 2005 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3: Principles of Consolidation

The accompanying consolidated financial statements for the three months and six months ended June 30, 2006 included the accounts of Elephant Talk Communications, Inc., its wholly owned subsidiary Elephant Talk Limited, its wholly owned subsidiary Guangdong Elephant Talk Network Consulting Limited, its wholly owned subsidiary True Precise Technology Limited, its wholly owned subsidiary Full Mark Technology Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (99%) subsidiary Elephant Talk Bahrain W.L.L., and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC and its majority owned (60%) subsidiary Beijing China Wind. The consolidated financial statements for the three months and six months ended June 30, 2005 included the accounts of Elephant Talk Communications, Inc., and its 100% wholly owned subsidiary Elephant Talk Limited. Minority interest principally represents minority shareholders’ proportionate share of equity in our consolidated subsidiary Elephant Talk Middle East and Africa FZ-LLC, Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Bahrain W.L.L., and joint venture of Guangdong Elephant Talk Network Consulting Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During the six months ended June 30, 2006, the Company issued 2,400,000 restricted common shares valued at $120,000 as compensation to a consultant as finder’s fee for an acquisition target. The shares were valued at the closing market price of the share price on the date of execution of the agreement. The Company issued 250,000 restricted common shares valued at $22,500 to an employee as compensation for services. The shares were valued at the closing market price on the date of issuance. The Company issued 92,500 restricted common shares valued at $4,625 as compensation to officers for services rendered in December 2005. The shares were valued at the closing market price on the first day of December 2005 for the month for which services were performed. The Company issued 10,000,000 common shares valued at $500,000 towards the consideration for acquisition of Beijing China Wind. The common shares were valued at the closing market price of the share price on the date of execution of the agreement.

NOTE 6: Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115 "Accounting in certain investments in debt and equity securities.” EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 7: Advances to a Third Party

The Company has advanced $2,256,343 to a European telecom entity for its working capital requirements. The Company has completed its due diligence and expects to execute the acquisition documents no later than August 31, 2006. The advances made by the Company to the European telecom entity are deemed fully recoverable as of June 30, 2006.

NOTE 8: Earnest Deposits for Acquisitions

On January 17, 2005, the Company entered into a Memorandum of Understanding with a European investor to acquire all of the issued and outstanding shares of Benoit Telecom Holding AG, a European telecom company. The Company has advanced earnest deposit of $6,043,080 with an escrow trust company as of June 30, 2006. The Company has executed a Promise to Repay Agreement and a Security Agreement with the escrow trust company to repay the full earnest deposit to the Company if the acquisition is not consummated for any reason. The Company has completed its due diligence of its proposed acquisition and fully expects to close the transaction and execute a definitive agreement by August 31, 2006.

The Company has advanced fully refundable earnest deposit of $225,562 and has issued 20,000,000 common shares valued at $720,000 in connection with its proposed acquisition of Phonetone Telecom Ltd. from Calfin Trust as of June 30, 2006. The Company has completed its due diligence of Phonetone Telecom Ltd. and expects to execute a definitive agreement in the near future.

The Company has recorded $6,988,642 as earnest deposits for acquisitions in the accompanying financial statements as of June 30, 2006.

NOTE 9: Investment in Subsidiaries:

Beijing China Wind Telecommunication Information Technology Company Limited (“Beijing China Wind”)

On January 4, 2006, the Company, through its wholly owned subsidiary Guangdong Elephant Talk Network Consulting Limited, entered into an agreement to acquire sixty percent (60%) of the registered capital of Beijing China Wind. Pursuant to the Agreement, the purchase price for 60% of Beijing China Wind was agreed to be $4,800,000, subject to adjustments based on Beijing China Wind’s audited net income for fiscal years 2005 and 2006, and is payable (a) in cash of $2,800,000 in five installments, the last of which is to be paid on January 31, 2007, and (b) by issuance of 20,000,000 restricted common shares valued at $0.10 per share to the owners of Beijing China Wind in four equal installments, the last of which is to be issued on January 31, 2007. The owners of Beijing China Wind has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 restricted common shares either in exchange for a 25% equity interest in Beijing China Wind or for settlement in cash within 90 days. The Company has issued 10,000,000 restricted common shares valued at $500,000 and has made cash payments of $1,420,000 to the owners of Beijing China Wind towards it 60% ownership equity in Beijing China Wind as of June 30, 2006. The shares were valued at the closing market price of shares on the day of execution of the agreement. If Beijing China Wind is able to achieve the net profits and revenue targets for 2006 as agreed pursuant to the terms of the Agreement, the Company will have a obligation to pay $1,380,000 in cash and 10,000,000 restricted shares of common stock on or before January 31, 2007 for the agreed purchase price of $4,800,000 for 60% equity ownership in Beijing China Wind.

Investment in Beijing China Wind Telecommunication Information Technology Co. Limited

Consideration payable for Beijing China Wind on acquisition date January 4, 2006:
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

The Company recorded goodwill on consolidation of its acquired entities in the total amount of $3,117,123 as of June 30, 2006. Management is of the opinion that there is no impairment of goodwill as of June 30, 2006.

Elephant Talk Middle East & Africa (Holding), W.L.L (“ET ME&A Holding”)

On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L (“ET ME&A Holding”). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of June 30, 2006. ET ME&A Holding has not yet started its operations as of June 30, 2006.

Elephant Talk Bahrain W.L.L (“ET Bahrain”)

On June 19, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Bahrain W.L.L. (“ET Bahrain”) to manage the Company’s operations in Bahrain. The registered capital of ET Bahrain is $387,787. ME&A Holding owns 99% of the equity ownership in ET Bahrain and has contributed 100% of registered capital as of June 30, 2006. ET Bahrain has not yet begun its operations as of June 30, 2006.

Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”)

On November 6, 2005, the Company through its subsidiary Elephant Talk Limited, incorporated a joint venture Free Zone Limited Liability company in Dubai under the name Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”). The registered capital of ET ME&A is $100,817, and the Company’s wholly owned subsidiary Elephant Talk Limited has contributed $50,953 towards its 50.54% equity share in the joint venture company as of June 30, 2006. ET ME&A and has not yet begun operations and plans to operate various telecom related businesses in the Middle East and Africa.

NOTE 10: Related Party Transactions

The Company has advanced funds amounting to $324,524 to an affiliate that the Company’s officers and/or shareholders have an ownership interest in prior to 2002. The related entity is making monthly payments and therefore, such funds advanced as of June 30, 2006 are deemed fully collectible and no provision for uncollectible debt is provided at June 30, 2006.

The Company’s affiliate had signed a promissory note of $408,975 which was fully guaranteed by the Company. The note requires a monthly installment of $12,804 with the remaining balance due on December 24, 2006. The affiliate is making monthly payments in accordance with the payment terms, and expects to pay the balance due in full on due date. In case of default of payments on the promissory note, the Company will be obligated to pay the unpaid balance of the note in full. Since the affiliate is making payments on time, the Company did not deem it necessary to provide for an allowance for the unpaid balance of $324,524 on the promissory note in the accompanying financial statements at June 30, 2006.

The Company paid $76,385 and $55,679 in business consulting and management advisory fees to two entities owned and controlled by the two directors of the Company, for the six months ended June 30, 2006 and 2005, respectively.

NOTE 11: Loans Payable

Loans payable at June 30, 2006 are summarized as follows:

Installment loan payable, bank, monthly principal and interest payments of $12,804 including interest at bank's prime rate plus 1.5% per annum, 9.5% at June 30, 2006, due December 24, 2006, secured by personal guarantees of two stockholders, a director, and a third party	$360,326

Installment loan payable, bank, monthly principal and interest payments of $2,924 including interest at bank's prime rate plus 1.5% per annum, 9.5% at June 30, 2006, due December 24, 2011, secured by personal guarantees of three stockholders and a director	219,596

Installment loan payable, bank, monthly principal and interest payments of $1,751 including interest at bank's prime rate plus 1.5% per annum, 9.5% at June 30, 2006, due June 28, 2009, secured by personal guarantees of three stockholders and a director	97,139

Term loan payable, bank, monthly payments of interest at bank's prime rate, 8.0% at June 30, 2006	312,289
$989,350

The Company has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which the Company has borrowed funds from the bank under three installment loans and a term loan arrangements. The Company is in default of making loan payments on all the loans and as a result, the entire loan balances outstanding at June 30, 2006 are immediately due and payable to the bank. Furthermore, the Company is obligated to pay a default interest rate at the rate of 4.5% per annum in addition to the prescribed interest rate of the installment loans and term loan. The Company has recorded $30,045 and $21,915 in interest expense and default interest expense on loans payable as of June 30, 2006 and 2005.

NOTE 12: Convertible Promissory Note

On December 15, 2005, the Company executed a Convertible Promissory Note (the “Note”) in the principal sum of $3,500,000 with an investor. The Note has a term of thirty (30) months, during which time interest on the Principal Amount will accrue from the date of this Note at an annual interest rate of 10%. The Note will be paid in full at the end of the thirty month term with a balloon payment of principal and interest accrued. The Note shall be convertible during the term, in whole or in part, into shares of Common Stock at the conversion price of three and one-half cents ($0.035) per share of Common Stock provided, however, that this Note shall not be convertible during the term when the Company has insufficient authorized Common Stock to issue to the Note holder when a demand for conversion is made. The Note is secured by shares owned or to be owned by the Company in the entities Beijing China Wind, ET ME&A Holding and ET ME&A. As of June 30, 2006, the Company has received the principal balance of $3,500,000, and has recorded an interest expense of $87,418 and $166,894 in the accompanying financial statements for the three months and six months ended June 30, 2006.

NOTE 13: Stockholders’ Equity

Issuance of common stock: During the six months ended June 30, 2006, the Company issued 92,500 restricted Common Shares valued at $4,625 as partial compensation to two directors for salaries earned in December 2005. The Common Shares were valued at the closing market price of the Common Shares on the first day of the month for which the compensation was earned. The Company entered into an agreement with an employee and issued 250,000 restricted Common Shares valued at $22,500 for compensation earned. The Common Shares were valued at the closing market price of the shares on the date of issuance. The Company issued 2,400,000 Common Shares valued at $120,000 to a consultant for providing consulting, business advisory and finder’s fee for a target acquisition. The Common Shares were valued at the closing market price of the shares on the date of execution of the agreement. The Company issued as a partial consideration 10,000,000 restricted Common Shares valued at $500,000 to the owners of Beijing China Wind in connection with its acquisition of 60% equity interest in Beijing China Wind. The shares were valued at the closing market price of the shares on the date of execution of the agreement.

NOTE 14: Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share for the three months and six months ended June 30, 2006 and 2005 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 15: Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 300,000 shares of common stock and 4,000,000 stock options remain available for grant at June 30, 2006.

NOTE 16: Contingent Consideration

In January 2006, the Company acquired a 60% interest in Beijing China Wind for an agreed total consideration of $4,800,000 of which $2,800,000 was payable in cash and the issuance of 20,000,000 shares of the Company’s common stock. In accordance with the Equity Transfer Agreement (“ET Agreement”) signed between the vendor and the Company, the agreed valuation for the 20,000,000 shares was $0.10 per common stock for $2,000,000. The Company recorded the 20,000,000 shares at $0.05 per common stock for $1,000,000 based on the closing price of the Company’s stock at the date of closing of agreement of January 4, 2006.

As of June 30, 2006, the Company is contingently liable for $1,200,000 to the vendor, of which $600,000 was due on or before July 31, 2006 to be adjusted proportionately if Beijing China Wind does not achieve a profit of $1,000,000 (Rmb 8.0 million) in 2005 and $1,125,000 (Rmb 9.0 million) for the first half of 2006. An additional $600,000 cash consideration is due on or before January 31, 2007 to be adjusted proportionately if Beijing China Wind does not achieve a profit of $2,250,000 (Rmb 18.0 million) for 2006.

If any of the conditions are not met, the vendor has 30 days from July 31, 2007 to give notice to the Company to buy back 25% equity interest in Beijing China Wind from the Company in return for the 20,000,000 shares issued as part of the acquisition agreement.

NOTE 17: Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $13,145,436 and a working capital deficiency of $4,239,139 as of June 30, 2006 including a net loss of $1,013,001 for the six months ended June 30, 2006. This raises a substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended June 30, 2006 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) acquire profitable companies that bring synergies to the Companies products and services.

NOTE 18: Subsequent Event

The Company received $1,625,515 in cash advances as of August 18, 2006 against a new $3,000,000 million Convertible Promissory Note executed by Rising Water Capital.

PART 1

ITEM 2. Management Discussion and Analysis or Plan of Operation

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

On January 5, 2005, the Company completed its purchase of 60% equity ownership interest in True Precise Technology Limited (“True Precise”), from Keen Solution Group Limited (“Keen Solution”) in a Share Exchange Agreement. As consideration for the acquisition, the Company had issued 23,137,500 restricted Common Shares to Keen Solution valued at $1,436,875. Upon completion of the acquisition on January 5, 2005, True Precise became a majority owned subsidiary of the Company.

On August 8, 2005, Keen Solutions sent notification informing the Company that it had unilaterally decided to terminate the Share Exchange Agreement. The True Precise acquisition has been cancelled, and the Company has taken protective measures to ensure that the 23,137,500 Common Shares are restricted and nontradeable. Of those shares, 20,137,500 have been returned to the Company’s treasury. The Company has evaluated its legal options in connection with the termination of the Share Exchange Agreement and concluded that a mutual rescission of the agreement was in the Company’s best interest. The Company still continues to pursue the return of 3,000,000 Common Shares from Keen Solution. In May 2006, True Precise ceased its existence as it discontinued its operations. The Company recorded $1,923 in expenses of True Precise under general and administrative expenses as of the date of cease of operations in May 2006.

On January 17, 2005, the Company entered into a Memorandum of Understanding to acquire all of the issued and outstanding shares of Benoit Telecom Holding A.G., a European telecom company from Beltrust A.G. The Company has made the earnest deposits of $6,043,080 for its acquisition with an escrow trust company. The Company has completed its due diligence investigation of Benoit and expects to close the transaction and execute a definitive agreement by August 31, 2006. The European telecom is a telecommunications service provider that provides various premium rate services such as 0900 service and VoIP services to corporations and content providers within the European Union. The Company believes that it can extract considerable synergies with this acquisition by integrating its VOIP platforms and extend its reach from China to Europe and vice-versa.

Pursuant to the terms of an agency agreement in connection with its acquisition of Phonetone Telecom Ltd. from Calfin Trust, the Company agreed to issue 40,000,000 restricted common shares, pay a cash consideration of $600,000, and share 15% of the yearly total profit margin generated by the Company or any of its affiliated companies from the Phonetone’s premium rate numbers in the years 2006, 2007 and 2008. As of June 30, 2006, the Company has advanced $225,562 and 20,000,000 shares of its Common Stock valued at $720,000 to Calfin Trust as an earnest deposit towards the Phonetone’s proposed acquisition. The Company has completed its due diligence on Phonetone and reviewing the current legal structure for this acquisition, and plans to conclude on this acquisition in the near future.

On April 20, 2005, the Company formed a joint venture Free Zone Limited Liability company to be incorporated in the Dubai Technology, Electronic Commerce and Media Free Zone, Dubai, United Arab Emirates (UAE) under the name Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”). The registered capital of ET ME&A is $100,817, and the Company’s wholly owned subsidiary Elephant Talk Limited has contributed $50,953 towards its 50.54% equity share in the joint venture company as of June 30, 2006. ET ME&A is committed to spend the necessary funds to keep its share of equity investment and is currently seeking regulatory approvals for obtaining trade and business licenses from the UAE government to conduct its business. ET ME&A and has not yet begun operations and plans to operate various telecom related businesses in the Middle East and Africa.

On July 11, 2005, the Company’s wholly owned subsidiary Elephant Talk Limited formed Full Mark Technology Limited (“Full Mark”), a limited liability company organized under the laws of British Virgin Islands, to facilitate acquisitions of profitable business in China. On December 13, 2005, Full Mark formed a wholly owned subsidiary Jinfuyi Technology (Beijing) Co. Ltd. (“Jinfuyi”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $200,000. On January 2, 2006, Jinfuyi and Beijing China Wind entered into an Exclusive Technical Consulting and Services Agreement, pursuant to which Jinfuyi has the exclusive right to provide technical and consulting services in exchange for services fees of approximately $4,875,000 per year, subject to the right of Jinfuyi to adjust the service fee depending on the quantity of the services that it actually provides. As of June 30, 2006, no technical and consulting services were provided by Jinfui.

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

Pursuant to the Agreement, the purchase price for 60% of Beijing China Wind was agreed to be $4,800,000, subject to adjustments based on Beijing China Wind’s audited net income for fiscal 2005 and 2006, and is payable (x) in cash of $2,800,000 in five installments the last of which is to be paid on January 31, 2007, and (y) by the issuance by the Company to the Vendor of 20,000,000 shares of restricted common stock valued at $0.10 per share, in four equal installments the last of which is to be issued on January 31, 2007. The Vendor has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 shares of restricted common stock either in exchange for a 25% equity interest in Beijing China Wind or for settlement in cash within 90 days. If Beijing China Wind is able to achieve the net profits and revenue targets for 2006 as agreed pursuant to the terms of the Agreement, the Company will have a obligation to pay $1,380,000 in cash and 10,000,000 restricted shares of common stock on or before January 31, 2007 for the agreed purchase price for 60% equity ownership in Beijing China Wind. As of June 30, 2006, the Company has a past due obligation to pay the remaining balance of $180,000 of its fourth installment payment of $600,000. As of June 30, 2006, the Company is contingently liable for $1,200,000 to the Vendor, of which $600,000 is due on or before July 31, 2006 to be adjusted proportionately if Beijing China Wind does not achieve a profit of $1,000,000 (Rmb 8.0 million) in 2005 and $1,125,000 (Rmb 9.0 million) for the first half of 2006. An additional $600,000 cash consideration is due on or before January 31, 2007 to be adjusted proportionately if Beijing China Wind does not achieve a profit of $2,250,000 (Rmb 18.0 million) for 2006. If any of the conditions of the Agreement are not met, the Vendor has 30 days from July 31, 2007 to give notice to the Company to buy back 25% equity interest in Beijing China Wind from the Company in return for the 20,000,000 shares issued as part of the acquisition agreement.

Results of Operations: Our results of operations for the three months and six months ended June 30, 2006 consisted of operations of Elephant Talk Communications, Inc., our wholly owned subsidiary Elephant Talk Limited, our wholly owned subsidiary Guangdong Elephant Talk Network Consulting Limited, our wholly owned subsidiary Full Mark Technology Limited, our majority (50.54%) owned subsidiary Elephant Talk Middle East & Africa FZ-LLC, our majority (51%) owned subsidiary Elephant Talk Middle East and Africa (Holding) W.L.L., and our majority (99%) owned subsidiary Elephant Talk Bahrain W.L.L. The results of operations of the Company for the three months and six months ended June 30, 2005 consisted of our operations of Elephant Talk Communications, Inc. and our wholly owned subsidiary Elephant Talk Limited. The Company reported net losses of $525,855 and $1,013,001 for the three months and six months ended June 30, 2006 compared to net losses of $584,812 and $789,427 for the same periods in 2005.

Revenues and Cost of revenues: The Company reported revenues of $1,494,740 and $3,668,000 during the three months and six months ended June 30, 2006 compared to $79,800 and $203,633 for the same periods in 2005. Revenues for the three months and six months ended June 30, 2006 consisted of $1,448,127 and $3,569,158 from mobile value-added services offered by the Company’s subsidiary Beijing China Wind, a majority owned (60%) subsidiary of Guangdong Elephant Talk Network Consulting Limited, to a large subscriber base of customers via mediums such as mobile terminals or the internet. The services offered included short messaging services, multimedia messaging services, wireless application protocol, interactive voice response and ring-back tone services as well as web portal. Furthermore, the Company’s sale of telecommunications products such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers primarily in China, Japan and Hong Kong. During the three months and six months period ended June 30, 2005, the Company recorded revenues by only selling telecommunications products and provided technical consulting and business advisory services relating to data communication and information systems.

Cost of revenues was $267,587 and $765,237 for the three months and six months ended June 30, 2006 compared to $73,463 and $166,074 for the same periods in 2005. Cost of revenues for the three months and six months periods ended June 30, 2006 consisted of $220,061 and $676,083 primarily through the mobile operator charges in providing mobile value added services to our subscriber base by the Company’s subsidiary Beijing China Wind, and costs incurred for resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold by Elephant Talk Limited. Gross margins for the three months and six months ended June 30, 2006 was $1,227,153 and $2,902,763 or 82% and 79% of revenues as compared to $6,337 and $37,559 or 8% and 18% of revenues for the same periods in 2005. Gross margins for the three months and six months periods ended June 30, 2006 consisted of $1,228,067 and $2,893,076 from the Company’s subsidiary Guangdong Elephant Talk Network Consulting Limited. The increases in gross margins for the three months and six months ended June 30, 2006 compared to the same periods in 2005 was due to the change in the revenue mix for the mobile value added services provided to the customers in the telecom markets due to the strategic acquisition of Beijing China Wind.

Selling, general and administrative expenses (S,G&A): S,G&A expenses were $1,544,794 and $3,473,075 for the three months and six months ended June 30, 2006 compared to $521,247 and $729,988 for the same periods in 2005. S,G&A expenses for the three months and six months period ended June 30, 2006 consisted of $983,461 and $2,391,378 from the Company’s subsidiary Beijing China Wind. S,G&A expenses increased during the three months and six months ended June 30, 2006 compared to the same periods in 2005, primarily due to the increase in marketing and promotion expenses of the new mobile value added business services provided to our subscriber base, increased payroll and other legal and administrative expenses of the newly acquired businesses. Depreciation expense increased to $29,086 and $51,070 for the three months and six months ended June 30, 2006 compared to $19,612 and $38,056 for the same periods in 2005 primarily due to the acquisition of assets by the subsidiaries of the Company.

Other Income and Expenses: Interest income was $132 and $153 for the three months and six months period ended June 30, 2006 compared to $170 and $657 for the same periods in 2005. The Company recorded a gain on settlement of debts of $49,031 and loss on disposal of fixed assets of $48,370 for the six months period ended June 30, 2005 as compared to none for the same periods in 2006. Interest expense was $108,271 and $208,531 for the three months and six months ended June 30, 2006 compared to $51,121 and $59,460 for the same periods in 2005. Interest expense increased due to the Company borrowing additional loans from an investor and bank.

Minority interest: The Company’s majority owned subsidiary Elephant Talk Middle East & Africa FZ-LLC incurred a loss of $4,215 and $10,846 for the three months and six months ended June 30, 2006 compared to none for the same periods in 2005. Guangdong Elephant Talk Network Consulting Limited incurred a profit from operations of $144,723 and $273,975 for the three months and six months periods ended June 30, 2006 compared to none for the same periods in 2005. Elephant Talk Middle East and Africa (Holding) W.L.L. incurred a loss of $14,142 for the three months and six months periods ended June 30, 2006 compared to none for the same periods in 2005. The Company recorded a net loss of $70,989 and $182,441 for the three months and six months ended June 30, 2006 attributable to minority shareholders’ interest in the accompanying financial statements. The Company did not have a majority owned subsidiaries during the three months and six months periods ended June 30, 2005.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $1,013,001 for the six months ended June 30, 2006 as compared to a net loss of $789,427 for the same period in 2005. Additionally, the Company’s current liabilities exceeded its current assets by $4,239,139 at June 30, 2006. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Elephant Talk's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended December 31, 2005 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash provided by operating activities during the six months period ended June 30, 2006 amounted to $239,795 primarily due to increase in accounts receivable of $182,772, increase in prepaid expenses, deposits and other current assets of $129,682, increase in accounts payable and customer deposits of $267,667, increase in accrued expenses and other payable of $400,166, and increase in deferred revenue of $16,781. Additionally, the Company’s current liabilities exceeded its current assets by $4,239,139 at June 30, 2006. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company’s ability to continue as a going concern.

Investing activities. Net cash used in investing activities during the six months period ended June 30, 2006 was $945,296 primarily due to net cash outflow of $1,074,214 due to acquisition of Beijing China Wind and net cash received for earnest deposits of $355,813 to acquire telecom companies in Europe. The Company used proceeds to acquire equipment for $102,227 and telecom licenses in Middle East for $124,668 during the six months ended June 30, 2006.

Financing activities. Net cash provided by financing activities during the six months period ended June 30, 2006 was $1,279,099. The Company received $926,330 in funding against the convertible note payable from an investor. The Company received cash proceeds of $342,000 net of payments to related parties and payments of bank loans during the six months period ended June 30, 2006.

As a result of the above activities, the Company experienced a net increase in cash of $603,971 for the six months period ended June 30, 2006. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors, acquiring profitable operations or by selling its common shares and fulfilling its plan of restructuring as outlined above.

Application of Critical Accounting Policies and Estimates:

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We based our estimates and judgments on historical experience, market trends, and other factors that we believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the six months period ended June 30, 2006 compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition, Cost of Revenue and Deferred Revenue:
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company derives revenues from mobile value-added services offered by the Company’s subsidiary Guangdong Elephant Talk Network Consulting Limited to a large subscriber base of customers via mediums such as mobile terminals or the internet. The services offered include short messaging services, multimedia messaging services, wireless application protocol, interactive voice response and ring-back tone services as well as web portal. Furthermore, the Company’s derives revenues from the sale of minutes of calling time via sale of its prepaid calling cards. Cost of revenue includes the cost of providing value added services to its customers and capacity associated with the revenue recognized within the corresponding time period. Revenue is deferred upon activation of the calling cards and is recognized as the prepaid calling card balances are reduced based upon minute usage, imposition of administrative fees, or no further obligations exist with respect to a calling card. Deferred revenues represent amounts received from its customers for the unused minutes of the prepaid calling cards sold to its customers since the Company recognizes revenues only on the usage of the minutes.

Stock-based Compensation:
The Company follows the prescribed accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights in accordance with SFAS No. 148 “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results.

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

ITEM 3. Controls and Procedures

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

Material Weakness in Disclosure Controls

The Securities and Exchange Commission rules embodied in the Sarbanes-Oxley Act of 2002, in particular, Section 404, require that a company's internal controls over financial reporting be based upon a recognized internal control framework. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the filing of the Report, and concluded that, as of the end of such period, our disclosure controls and procedures were deficient and not effective. The Company acquired a majority owned subsidiary in China in January 2006 and is strengthening internal controls and disclosure controls over the financial reporting. While the Company has internal controls and procedures in place, the Certifying Officers believe that during the quarter ending June 30, 2006, the Company’s subsidiary in China had a breakdown in following the Company’s established policies and procedures of recording of transactions in accounting records accurately, preparation of monthly reconciliations and management’s review of operating results on a timely basis.

Management’s Action

The Certifying Officers have recruited an experienced financial manager at the Company’s subsidiary in Hong Kong to ensure that the transactions are recorded accurately, and account reconciliations are prepared on a timely basis. The Company is taking the necessary corrective steps to improve and strengthen its disclosure controls and procedures, including recruiting an experienced financial manager for its China subsidiary, hiring an experienced and seasoned legal counsel, hosting monthly management meetings to review and enforce existing policies, and implementing new policies and procedures in an effort to remediate these deficiencies. Management plans to monitor, on a periodic basis that corrective actions implemented are working effectively, and will report on progress of the corrective actions in the future filings whether such corrective actions have remedied the material weaknesses.

Except as noted above, there have not been any changes in our disclosure controls and procedures and internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities

On June 2, 2006, the Company issued as a partial consideration 5,000,000 restricted common shares valued at $250,000 to the owners of Beijing China Wind in connection with its acquisition of 60% equity interest in Beijing China Wind. The shares were valued at the closing market price of the shares on the date of execution of the agreement.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to Vote of Securities Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Quarterly Report on Form 10-QSB and reports on Form 8-K within the last fiscal quarter.

      a)
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

b)  Reports on Form 8-K

Change in Certifying Accountant - Filed on May 17, 2006, Incorporated by reference Film Nos. 06848958, 06855123 and 06867974.

Beijing China Wind Telecommunication Information Technology Company Limited Financial Statements and Exhibits - Filed on May 22, 2006, Incorporated by reference Film No. 06859521

Unregistered Sale of Equity Securities - Filed on June 5, 2006, Incorporated by reference Film No. 06886407.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

Elephant Talk Communications, Inc.

Date: August 18, 2006	By: /s/ Russelle Choi
Russelle Choi
President & Chief Executive Officer