Form 10QSB
period 2006-11-20
ELEPHANT TALK COMMUNICATIONS INC
filed 2006-11-20
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

(714) 288-1570
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒No ☐

As of November 17, 2006, Elephant Talk Communications, Inc. had 218,265,927 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES

Report on Form 10-QSB
For the quarter ended
September 30, 2006

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$754,963
Accounts receivable, net	638,861
Advance to third party	2,572,154
Prepaid expenses and other current assets	276,514
Total Current Assets	4,242,492

PROPERTY AND EQUIPMENT - NET	365,596

OTHER ASSETS
Due from related parties	884,719
Telecom licenses	124,668
Goodwill	1,870,273
Earnest deposit for acquisitions	6,268,642
Total Other Assets	9,148,302

TOTAL ASSETS	$13,756,390

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Overdraft	$181,093
Accounts payable and customer deposits	482,696
Deferred revenue	116,788
Accrued expenses and other payable	1,635,889
Advances from third parties	1,689,480
Loans payable	1,000,006
Investor deposit for share purchase	3,837,896
Due to related parties	351,528
Total Current Liabilities	9,295,376

LONG-TERM LIABILITIES
Convertible promissory note	3,500,000

TOTAL LIABILITIES	12,795,376

MINORITY INTEREST	1,090,653

COMMITMENT AND CONTINGENCIES	--

STOCKHOLDERS' DEFICIT
Preferred stock Class B, no par value, 5,000,000 shares authorized, none issued and outstanding	--
Common stock, no par value, 250,000,000 shares authorized, 218,265,927 issued and outstanding	16,375,262
Common stock to be issued for acquisition	500,000
Common stock subscriptions	(8,991)
Common stock, no par value, 20,000,000 shares issued as earnest deposit for acquisition	(720,000)
Accumulated comprehensive income	17,923
Accumulated deficit	(16,293,833)
Total Stockholders' Deficit	(129,639)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,756,390

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

REVENUES	$898,406	$42,780	$4,566,406	$246,413

COST OF REVENUE	35,514	38,187	800,751	204,261

GROSS PROFIT	862,892	4,593	3,765,655	42,152

OPERATING EXPENSES
Selling, general and administrative	2,701,231	214,328	6,174,306	944,316
Impairment of investment	1,246,849	--	1,246,849	-
Depreciation and amortization	21,012	10,386	72,082	48,442
Total Operating Expenses	3,969,092	224,714	7,493,237	992,758

LOSS FROM OPERATIONS	(3,106,200)	(220,121)	(3,727,582)	(950,606)

OTHER INCOME (EXPENSE)
Interest income	29	7	182	664
Gain on settlement of vendor payable	--	--	--	49,031
Interest expense	(168,618)	(26,664)	(377,149)	(86,124)
Loss on disposal of fixed assets	--	22,304	--	(26,066)
Miscellaneous income	2,046	--	2,046	--
Total Other Expense, net	(166,543)	(4,353)	(374,921)	(62,495)

LOSS BEFORE INCOME TAXES	(3,272,743)	(224,474)	(4,102,503)	(1,013,101)
Income taxes	--	--	800	800

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(3,272,743)	(224,474)	(4,103,303)	(1,013,901)
Gain (Loss) in subsidiary attributable to minority interest	124,346	--	(58,095)	--

LOSS BEFORE DISCONTINUED OPERATIONS	(3,148,397)	(224,474)	(4,161,398)	(1,013,901)
Loss from discontinued operations	--	--	--	(7,229)
Gain on disposal of discontinued operations	--	--	--	7,229
	--	--	--	--

NET LOSS	(3,148,396)	(224,474)	(4,161,398)	(1,013,901)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	--	--	--	644
	--	--	--	644

COMPREHENSIVE LOSS	$(3,148,396)	$(224,474)	$(4,161,398)	$(1,013,257)

Net loss per common share and equivalents - basic and diluted	$(0.017)	$(0.001)	$(0.024)	$(0.009)

Weighted average shares outstanding during the period - basic and diluted	184,617,774	196,259,664	174,090,939	114,179,785

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,161,398)	$(1,013,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,082	48,442
Stock issued for acquisition	500,000	--
Impairment of investment	1,246,849	--
Provision for uncollectible amounts	--	11,293
Loss on disposal of fixed assets	--	26,066
Issuance of stock for compensation and services	1,189,175	393,000
Issuance of stock for consulting services	142,500	--
Gain on disposal of subsidiary	--	(7,229)
Loss from discontinued operations	--	7,229
Minority interest	58,095	--
Gain on settlement of payables	--	(49,031)
Changes in operating assets and liabilities:
Decrease in accounts receivable	439,934	437
(Increase) decrease in prepaid expenses, deposits and other assets	(217,515)	14,905
Increase (decrease) in accounts payable and customer deposits	5,832	(10,457)
Increase (decrease) in deferred revenue	9,366	(10,136)
Increase in accrued expenses and other payable	503,791	38,802
Net cash used in operating activities	(211,287)	(550,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(132,360)	(43,423)
Purchase of telecom license	(124,668)	--
Cash lost in disposition of subsidiary	--	(127,711)
Net cash flows from acquisition	(1,074,214)	--
Earnest deposit on acquisitions, net	40,002	(7,294,714)
Proceeds from acquisition of subsidiary	--	127,711
Net cash used in investing activities	(1,291,240)	(7,338,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	31,767	11,509
Advances received for acquisitions	1,689,480	228,139
Proceeds from bank loans	3,746	--
Proceeds from (payments of) note payable	929,700	(209,578)
Proceeds from sale of shares	--	7,851,655
Investment from minority stockholders	193,993	--
Payments to related parties	(818,893)	(23,005)
Net cash provided by financing activities	2,029,793	7,858,720

EFFECT OF EXCHANGE RATES ON CASH	28,881	644

NET INCREASE (DECREASE) IN CASH	556,146	(29,353)

CASH, BEGINNING OF THE PERIOD	198,816	67,631

CASH, END OF THE PERIOD	$754,963	$38,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$17,333	$38,804

Cash paid during the period for income taxes	$800	$800

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 1: Organization and Nature of Operations

Elephant Talk Communications, Inc. (herein referred to as “Elephant Talk,” “ETCI” or “Company,” formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation. On January 4, 2002, Staruni Corporation merged with Elephant Talk Limited, a company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the merger and to emphasize that the Company’s new focus will be the business of Elephant Talk Limited.

On January 4, 2002, the Company exchanged 90% of its common stock for 100% of the common stock of Elephant Talk Limited by issuing 31,164,210 shares of common stock to the shareholders of Elephant Talk Limited. Elephant Talk Limited is a limited liability company incorporated in Hong Kong (ETHK) engaged in long distance telephone business. Per the agreement, the Company sold its Internet Service Provider (ISP) business to a related party, Vision Aerospace, Inc. (Vision) for 1,000,000 shares of Vision valued at $10,835. Vision is owned by the former CEO and President of the Company. The value of the shares was recorded at the book value of the assets exchanged to acquire the shares of Vision. Pursuant to the terms of the share exchange agreement, control of the combined companies passed to the former shareholders of Elephant Talk Limited. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Elephant Talk Limited in substance rather than a business combination. The transaction is deemed a “reverse merger” for accounting purposes since the former owners of Elephant Talk Limited controlled majority of the total common shares outstanding immediately following the merger. Recapitalization accounting resulted in consolidated financial statements being issued under the name of Elephant Talk Communications, Inc., but were considered a continuation of Elephant Talk Limited. No pro forma financial statements are being presented as ETCI has no assets other than the shares of the related third party discussed above.

On January 5, 2005, the Company completed the purchase of 60% of the equity ownership interest in True Precise Technology Limited (“True Price”), a limited liability company registered in British Virgin Islands, from Keen Solution Group Limited (“Keen Solution”) in a stock swap arrangement. As consideration for the acquisition, the Company issued 23,137,500 restricted common shares to Keen Solution valued at $1,436,875 for its 60% equity interest. Upon completion of the transaction, True Precise became a majority owned subsidiary of the Company. On August 8, 2005, Keen Solution unilaterally decided to terminate the Share Exchange Agreement. The Company has treated True Precise’s transaction as discontinued operation and has recorded 23,137,500 common shares as cancelled shares as of September 30, 2006. Of those shares, 20,137,500 have been returned to the Company’s treasury. The Company has placed a stop transfer restriction on the remaining 3,000,000 common shares not received, and continues to pursue their return from Keen Solution. The Company has evaluated its legal options in connection with the termination of the Share Exchange Agreement and concluded that a mutual rescission of the agreement was in the Company’s best interest.

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

On January 4, 2006, Guangdong Elephant Talk Network Consulting Limited, a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Guangdong Elephant Talk”) a wholly owned subsidiary and an agent of the Company, and Beijing Zhongrun Chuangtou Technology Co., Ltd., a limited liability company organized and existing under the laws of the Peoples’ Republic of China (the “Vendor”), entered into an Equity Transfer Agreement (the ”Agreement”), pursuant to which Guangdong Elephant Talk agreed to acquire sixty percent (60%) of the registered capital of Beijing China Wind. Pursuant to the Agreement, the purchase price for 60% equity interest in Beijing China Wind amounted to $4,800,000, subject to adjustments based on Beijing China Wind’s audited net income for fiscal 2005 and 2006. The purchase consideration is payable (x) in cash of $2,800,000 in five installments, the last of which is to be paid on January 31, 2007, and (y) by the issuance by the Company to the Vendor of 20,000,000 shares of restricted common stock valued at $0.10 per share, in four equal installments, the last of which is to be issued on January 31, 2007. The Vendor has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 shares of restricted common stock either in exchange for a 25% equity interest in Beijing China Wind or for settlement in cash within 90 days. The Company has paid $1,420,000 in cash and has issued 10,000,000 restricted Common Shares valued at $500,000 towards its investment in Beijing China Wind joint venture as of September 30, 2006.

On November 6, 2005, the Company through its subsidiary Elephant Talk Limited incorporated a joint venture Free Zone Limited Liability company in Dubai Technology Electronic Commerce and Media Free Zone, Dubai, United Arab Emirates (UAE) under the name Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”). The registered capital of ET ME&A is $100,817, and the Company’s wholly owned subsidiary Elephant Talk Limited has contributed $50,953 towards its 50.54% equity share in the joint venture company as of September 30, 2006. ET ME&A is committed to spend the necessary funds to keep its share of equity investment and is currently seeking regulatory approvals for obtaining trade and business licenses from the UAE government to conduct its business. ET ME&A has not yet begun operations and plans to operate various telecom related businesses in the Middle East and Africa.

After evaluating the processes to expand our business and the costs of setting up regional subsidiaries in the Middle East under the name ET ME&A, the Company decided to create a new holding company in Bahrain. On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L (“ET ME&A Holding”). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of September 30, 2006.

On June 5, 2006, the Company through its subsidiary Elephant Talk Limited formed and incorporated a wholly owned subsidiary Elephant Talk (Shenzhen) Investments Limited (“ET Shenzhen”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $128,205. ET Shenzhen has not yet begun operations and no capital contributions have been made by Elephant Talk Limited.

On June 19, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Bahrain W.L.L. (“ET Bahrain”) to manage the Company’s operations in Bahrain. The registered capital of ET Bahrain is $387,787 and ET ME&A Holding owns 99% of the equity ownership in ET Bahrain. ET ME&A Holding has contributed $383,909 as its share of registered capital as of September 30, 2006. ET ME&A Holding and ET Bahrain have not yet begun operations.

On August 3, 2006, the Company formed and incorporated an entity under the name Elephant Talk Europe Holding BV (“ET Europe”), a private limited liability company registered in Amsterdam, Holland with an authorized capital of $113,670 (90,000 Euros). The Company owns 100% equity in ET Europe. The purpose of forming ET Europe was to help the Company conclude its pending acquisition of Benoit Telecom Holding AG. The Company has contributed $22,734 towards its share of the registered capital of ET Europe. On November 17, 2006, the Company executed the definitive Stock Purchase Agreement and completed its acquisition of Benoit Telecom Holding AG to be effective on December 1, 2006.

On September 12, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company under the name Elephant Talk Middle East & Africa Jordon (“ET Jordon”) to manage the Company’s operations in Jordon. The registered capital of ET Jordon is $210,918 (81,585 BHD) and ET ME&A owns 100% of the equity ownership in ET Jordon. ET ME&A Holding has contributed $210,918 as its 100% share of the registered capital as of September 30, 2006. ET Jordon has applied for the telecommunication licenses and has not begun its operations.

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

The audited consolidated financial statements of the Company for the year ended December 31, 2005 were filed with the Securities and Exchange Commission on May 19, 2006, and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation has been included.

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year. Certain 2005 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3: Principles of Consolidation

The accompanying consolidated financial statements for the three months and nine months ended September 30, 2006 included the accounts of Elephant Talk Communications, Inc., its wholly owned subsidiary Elephant Talk Limited, its wholly owned subsidiary Elephant Talk Europe Holding BV, its wholly owned subsidiary and agent Guangdong Elephant Talk Network Consulting Limited, its wholly owned subsidiary Elephant Talk (Shenzhen) Investments Limited, its wholly owned subsidiary Full Mark Technology Limited, its wholly owned subsidiary Jinfuyi Technology (Beijing) Co. Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (99%) subsidiary Elephant Talk Bahrain W.L.L., its wholly owned subsidiary Elephant Talk Jordon, its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC and its majority owned (60%) subsidiary Beijing China Wind. The consolidated financial statements for the three months and nine months ended September 30, 2005 included the accounts of Elephant Talk Communications, Inc., and its 100% wholly owned subsidiary Elephant Talk Limited. Minority interest principally represents minority shareholders’ proportionate share of equity in our consolidated subsidiary Elephant Talk Middle East and Africa FZ-LLC, Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Bahrain W.L.L., and Guangdong Elephant Talk Network Consulting Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During the nine months ended September 30, 2006, the Company issued 2,400,000 restricted common shares valued at $120,000 as compensation to a consultant as finder’s fee for an acquisition target. The shares were valued at the closing market price of the share price on the date of execution of the agreement. The Company issued 250,000 restricted common shares valued at $22,500 to an employee as compensation for services. The shares were valued at the closing market price on the date of issuance. The Company issued 3,169,580 restricted common shares valued at $191,625 as compensation to directors for services rendered since December 2005 to September 30, 2006. The shares were valued at the closing market price on the first day of each month from December 2005 to September 30, 2006 for the months for which services were performed. On August 22, 2006, the Company issued 24,938,759 common shares to three directors valued at $997,550, in connection with furtherance of Section 5(g) of that certain Stock Purchase Agreement dated June 30, 2005 executed by the Company, and in consideration of such members of management agreeing to enter into employment agreements with the Company in their positions. The common shares were valued at the closing market price of the share price on the date of execution of the Stock Purchase Agreement. The Company issued 10,000,000 common shares valued at $500,000 towards the consideration for acquisition of Beijing China Wind. The common shares were valued at the closing market price of the share price on the date of execution of the agreement.

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.  A brief description of the provisions of this Statement
b.  The date that adoption is required
c.  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 7: Advances to a Third Party

The Company has advanced $2,572,154 to Benoit Telecom holding AG (“Benoit Telecom”), a European telecom entity for its working capital requirements. The advances made are secured and deemed fully recoverable as of September 30, 2006. On November 17, 2006, the Company completed its acquisition of Benoit Telecom and executed a Stock Purchase Agreement for the acquisition to be effective December 1, 2006.

NOTE 8: Earnest Deposits for Acquisitions

On January 17, 2005, the Company entered into a Memorandum of Understanding with a European investor to acquire all of the issued and outstanding shares of Benoit Telecom. The Company has advanced earnest deposit of $6,043,080 with an escrow trust company as of September 30, 2006. In addition, the Company has executed a Promise to Repay Agreement and a Security Agreement with the escrow trust company to repay the full earnest deposit to the Company if the acquisition is not consummated for any reason. On November 17, 2006, the Company through its wholly owned subsidiary Elephant Talk Europe Holding BV, completed its acquisition of Benoit Telecom and executed a Stock Purchase Agreement for the acquisition to be effective December 1, 2006.

The Company has advanced fully refundable earnest deposit of $225,562 and has issued 20,000,000 common shares valued at $720,000 to Calfin Trust in connection with its proposed acquisition of Phonetone Telecom Ltd. (“Phonetone”) from Calfin Trust as of September 30, 2006. The Company and Calfin Trust mutually agreed to terminate the transaction and executed a Rescission Agreement on October 30, 2006. The Company has received a payment of $80,000 on November 6, 2006 towards its earnest deposit and expects to receive the balance of earnest deposit of $145,562 and 20,000,000 common shares by December 15, 2006. The Company has taken protective measures to ensure that 20,000,000 shares are restricted and non-tradable.

The Company has recorded $6,988,642 as earnest deposits for acquisitions in the accompanying financial statements as of September 30, 2006.

NOTE 9: Investment in Subsidiaries:

Beijing China Wind Telecommunication Information Technology Company Limited (“Beijing China Wind”)

On January 4, 2006, the Company, through its wholly owned subsidiary and agent Guangdong Elephant Talk Network Consulting Limited, entered into an agreement to acquire sixty percent (60%) of the registered capital of Beijing China Wind. Pursuant to the Agreement, the purchase price for 60% of Beijing China Wind was agreed to be $4,800,000, subject to adjustments based on Beijing China Wind’s audited net income for fiscal years 2005 and 2006, and is payable (a) in cash of $2,800,000 in five installments, the last of which is to be paid on January 31, 2007, and (b) by issuance of 20,000,000 restricted common shares valued at $0.10 per share to the owners of Beijing China Wind in four equal installments, the last of which is to be issued on January 31, 2007. The owners of Beijing China Wind has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 restricted common shares either in exchange for a 25% equity interest in Beijing China Wind or for settlement in cash within 90 days. The Company has issued 10,000,000 restricted common shares valued at $500,000 and has made cash payments of $1,420,000 to the owners of Beijing China Wind towards it 60% ownership equity in Beijing China Wind as of September 30, 2006. The shares were valued at the closing market price of shares on the day of execution of the agreement. If Beijing China Wind is able to achieve the net profits and revenue targets for 2006 as agreed pursuant to the terms of the Agreement, the Company will have a obligation to pay $1,380,000 in cash and 10,000,000 restricted shares of common stock on or before January 31, 2007 for the agreed purchase price of $4,800,000 for 60% equity ownership in Beijing China Wind.

Investment in Beijing China Wind Telecommunication Information Technology Co. Limited

Consideration payable for Beijing China Wind on acquisition date January 4, 2006:
Cash payable	$1,600,000
Common shares to be issued - 20,000,000 shares	1,000,000
Total consideration payable	$2,600,000

Fair value of net assets received on acquisition date January 4, 2006:
Cash	$95,786
Accounts receivable, net of allowances	1,071,595
Other receivables and prepayments	36,256
Due from directors	323,657
Due from a related company	3,849
Property and equipment, net	218,471
Other assets	1,712,510
Accounts payable	(437,943)
Other payables and accrued expenses	(926,781)
Value added tax payable	(47,289)
Notes payable	(30,544)
Due to stockholders	(27,253)
1,992,314
Minority interest - 40%	(796,926)
$1,195,388
Goodwill	1,404,612
Total consideration paid	$2,600,000

The Company recorded goodwill on consolidation of its acquired entities in the total amount of $3,117,123 upon completion of acquisition of Beijing Chinawind. Beijing Chinawind revenues and profitability have consistently declined over several months due to the change in business outlook and change in telecom policies of network carriers in China. The Company is currently in litigation with the shareholders of Beijing Chinawind as described in Note 17, and therefore, has recorded an impairment allowance of $1,246,849 in the accompanying financial statements as of September 30, 2006.

Elephant Talk (Shenzhen) Investments Limited (“ET Shenzhen”)

On June 5, 2006, the Company through its subsidiary Elephant Talk Limited formed and incorporated a wholly owned subsidiary Elephant Talk (Shenzhen) Investments Limited (“ET Shenzhen”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $128,205. As of September 30, 2006, ET Shenzhen has not yet begun operations and no capital contribution has been made by Elephant Talk Limited.

Elephant Talk Middle East & Africa (Holding), W.L.L (“ET ME&A Holding”)

On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L (“ET ME&A Holding”). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of September 30, 2006. ET ME&A Holding has not yet started its operations as of September 30, 2006.

Elephant Talk Bahrain W.L.L (“ET Bahrain”)

On June 19, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Bahrain W.L.L. (“ET Bahrain”) to manage the Company’s operations in Bahrain. The registered capital of ET Bahrain is $387,787. ME&A Holding owns 99% of the equity ownership in ET Bahrain and has contributed 100% of registered capital as of September 30, 2006. ET Bahrain has not yet begun its operations as of September 30, 2006.

Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”)

On November 6, 2005, the Company through its wholly owned subsidiary Elephant Talk Limited, incorporated a joint venture Free Zone Limited Liability company in Dubai under the name Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”). The registered capital of ET ME&A is $100,817, and Elephant Talk Limited has contributed $50,953 towards its 50.54% equity share in the joint venture company as of September 30, 2006. ET ME&A has not yet begun operations and plans to operate various telecom related businesses in the Middle East and Africa.

Elephant Talk Jordon W.L.L. (“ET Jordon”)

On September 12, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company under the name Elephant Talk Middle East & Africa Jordon (“ET Jordon”) to manage the Company’s operations in Jordon. The registered capital of ET Jordon is $210,918 (81,585 BHD) and ET ME&A owns 100% of the equity ownership in ET Jordon. ET ME&A Holding has contributed $210,918 as its 100% share of the registered capital as of September 30, 2006. ET Jordon has applied for the telecommunication licenses and has not begun its operations.

Elephant Talk Europe Holding BV (“ET Europe”)

On August 3, 2006, the Company formed and incorporated an entity under the name Elephant Talk Europe Holding BV (“ET Europe”), a private limited liability company registered in Amsterdam, Holland with the authorized capital of $113,670 (90,000 Euros). The Company owns 100% equity in ET Europe. The purpose of forming ET Europe was to help the Company conclude on its pending acquisition of Benoit Telecom Holding AG. The Company has contributed $22,734 towards its share of the registered capital of ET Europe. ET Europe executed a Stock Purchase Agreement on November 17, 2006 to complete the acquisition of Benoit Telecom to be effective as of December 1, 2006.

NOTE 10: Related Party Transactions

The Company’s wholly owned subsidiary has advanced funds amounting to $321,319 to an affiliate that the Company’s officers and/or shareholders have an ownership interest in prior to 2002. The Company has provided a reserve for uncollectible funds amounting to $96,396 for such funds advanced as of September 30, 2006.

The Company’s affiliate had signed a promissory note of $408,975 which was fully guaranteed by the Company. The note requires a monthly installment of $12,804 with the remaining balance due on December 24, 2006. The affiliate is making monthly payments in accordance with the payment terms, and expects to pay the balance due in full on due date. In case of default of payments on the promissory note, the Company will be obligated to pay the unpaid balance of the note in full. Since the affiliate is making payments on time, the Company did not deem it necessary to provide for an allowance for the unpaid balance of $361,766 on the promissory note in the accompanying financial statements at September 30, 2006.

The Company paid $108,808 and $97,717 in business consulting and management advisory fees to two entities owned and controlled by the two directors of the Company, for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 11: Loans Payable

Loans payable at September 30, 2006 are summarized as follows:

Installment loan payable, bank, monthly principal and interest payments of $12,804 including interest at bank's prime rate plus 1.5% per annum, 9.5% at September 30, 2006, due December 24, 2006, secured by personal guarantees of two stockholders, a director, and a third party	$361,766

Installment loan payable, bank, monthly principal and interest payments of $2,924 including interest at bank's prime rate plus 1.5% per annum, 9.5% at September 30, 2006, due December 24, 2011, secured by personal guarantees of three stockholders and a director	223,970

Installment loan payable, bank, monthly principal and interest payments of $1,751 including interest at bank's prime rate plus 1.5% per annum, 9.5% at September 30, 2006, due June 28, 2009, secured by personal guarantees of three stockholders and a director	98,903

Term loan payable, bank, monthly payments of interest at bank's prime rate, 8.0% at September 30, 2006	315,367
$1,000,006

The Company has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which the Company has borrowed funds from the bank under three installment loans and a term loan arrangements. The Company is in default of making loan payments on all the loans and as a result, the entire loan balances outstanding at September 30, 2006 are immediately due and payable to the bank. Furthermore, the Company is obligated to pay a default interest rate at the rate of 4.5% per annum in addition to the prescribed interest rate of the installment loans and term loan. The Company has recorded $43,905 and $34,733 in interest expense and default interest expense on loans payable as of September 30, 2006 and 2005.

NOTE 12: Convertible Promissory Notes

On December 15, 2005, the Company executed a Convertible Promissory Note (the “Note”) in the principal sum of $3,500,000 with Rising Water Capital, an investor. The Note has a term of thirty (30) months, during which time interest on the Principal Amount will accrue from the date of this Note at an annual interest rate of 10%. The Note will be paid in full at the end of the thirty month term with a balloon payment of principal and interest accrued. The Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of three and one-half cents ($0.035) per share provided, however, that this Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the Note holder when a demand for conversion is made. The Note is secured by shares owned or to be owned by the Company in the entities Beijing China Wind, ET ME&A Holding and ET ME&A. As of September 30, 2006, the Company has received the principal balance of $3,500,000, and has recorded an interest expense of $88,472 and $255,366 in the accompanying financial statements for the three months and nine months ended September 30, 2006.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “Note”) in the principal sum of $3,000,000 with Rising Water Capital, an investor. The Note has a term of thirty (30) months, during which time interest on the Principal Amount will accrue from the date of this Note at an annual interest rate of 10%. The Note will be paid in full at the end of the thirty month term with a balloon payment of principal and interest accrued. The Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the Note holder when a demand for conversion is made. The Note is secured by shares owned or to be owned by the Company in the entities Beijing China Wind, ET ME&A Holding and ET ME&A. As of September 30, 2006, the Company has received the principal balance of $1,625,525, and has recorded an interest expense of $38,377 and $60,506 in the accompanying financial statements for the three months and nine months ended September 30, 2006.

NOTE 13: Stockholders’ Equity

During the nine months ended September 30, 2006, the Company issued 3,169,580 restricted common shares valued at $191,625 as compensation to directors for services rendered. The shares were valued at the closing market price on the first day of each month for the months for which services were performed. The Company issued 24,938,759 common shares to three directors valued at $997,550, in connection with furtherance of the terms of a Stock Purchase Agreement dated June 30, 2005 and in consideration of such directors agreeing to enter into employment agreements with the Company in their positions. The common shares were valued at the closing market price of the share price on the date of execution of the Stock Purchase Agreement. The Company entered into an agreement with an employee and issued 250,000 restricted common shares valued at $22,500 for compensation earned. The common shares were valued at the closing market price of the shares on the date of issuance. The Company issued 2,400,000 common shares valued at $120,000 to a consultant for providing consulting, business advisory and finder’s fee for a target acquisition. The common shares were valued at the closing market price of the shares on the date of execution of the agreement. The Company issued as a partial consideration 10,000,000 restricted common shares valued at $500,000 to the owners of Beijing China Wind in connection with its acquisition of 60% equity interest in Beijing China Wind. The shares were valued at the closing market price of the shares on the date of execution of the agreement.

NOTE 14: Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share for the three months and nine months ended September 30, 2006 and 2005 was determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 15: Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

Employee Benefit Plan: The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 300,000 shares of common stock and 4,000,000 stock options remain available for grant at September 30, 2006.

2006 Non-Qualified Stock and Option Compensation Plan: On July 21, 2006, the Company adopted a 2006 Non-Qualified Stock and Option Compensation Plan and filed a Registration Statement on Form S-8 with the Commission to register shares awarded under the Plan on the same date. The Compensation Committee of the Board of Directors issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with the Company. The 2006 Plan is intended to provide a method whereby the Company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of the Company and all of its shareholders. A total of 15,000,000 shares of common stock for stock awards and 10,000,000 shares of common stock underlying option grants were authorized under the 2006 Plan. None of the shares under the plan were issued as of September 30, 2006.

NOTE 16: Contingent Consideration

In January 2006, the Company acquired a 60% interest in Beijing China Wind for an agreed total consideration of $4,800,000 of which $2,800,000 was payable in cash and the issuance of 20,000,000 shares of the Company’s common stock. In accordance with the Equity Transfer Agreement (“ET Agreement”) signed between the vendor and the Company, the agreed valuation for the 20,000,000 shares was $0.10 per common stock for $2,000,000. The Company recorded the 20,000,000 shares at $0.05 per common stock for $1,000,000 based on the closing price of the Company’s stock at the date of closing of agreement of January 4, 2006. As of September 30, 2006, the Company is contingently liable for $1,200,000 to the vendor, of which $600,000 was due on or before July 31, 2006 to be adjusted proportionately if Beijing China Wind does not achieve a profit of $1,000,000 (RMB 8.0 million) in 2005 and $1,125,000 (RMB 9.0 million) for the first half of 2006. An additional $600,000 cash consideration is due on or before January 31, 2007 to be adjusted proportionately if Beijing China Wind does not achieve a profit of $2,250,000 (RMB 18.0 million) for 2006. If any of the conditions are not met, the vendor has 30 days from July 31, 2007 to give notice to the Company to buy back 25% equity interest in Beijing China Wind from the Company in return for the 20,000,000 shares issued as part of the acquisition agreement.

NOTE 17:  Litigations

On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing China Wind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“Beijing Chinawind”), filed two lawsuits against Guangdong Elephant Talk Network Consulting Limited, a company organized and existing under the laws of the People’s Republic of China and an agent of the Company (“ETGD”), in the Beijing Civil Courts. The lawsuit alleges a) that ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “Agreement”), between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b) that ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the Agreement, consideration of $1,000,000 through the issuance of 10,000,000 common shares of the Company valued at $0.10 per common share. The lawsuit further alleges that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction.

Beijing Zhongrun has demanded that ETGD exchange the issued stock for $1,000,000, pay the outstanding payment under the Agreement and compensate Beijing Zhongrun for breach of contract in the sum of RMB524,664 (approximately US$64,773). In the alternative, Beijing Zhongrun has asked the Court to void the Agreement and award compensation to Beijing Zhongrun for its economic loss in the amount of RMB6,591,000 (approximately $813,704).

The Company has retained a legal counsel licensed to practice civil law in the People’s Republic of China who has advised the Company that Beijing Zhongrun's lawsuits are not supported by valid facts nor have sufficient legal evidence. Accordingly, the Company considers that the claims of Beijing Zhongrun are without merit and the Company plans to vigorously defend these lawsuits.

NOTE 18: Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $16,293,833 and a working capital deficiency of $5,052,885 as of September 30, 2006 including a net loss of $4,161,398 for the nine months ended September 30, 2006. This raises a substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended September 30, 2006 towards (i) obtaining additional equity financing (ii) controlling of general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) acquire profitable companies that bring synergies to the Companies products and services.

NOTE 19: Subsequent Events

The Company received $1,788,246 in cash advances as of November 15, 2006 against a new $3,000,000 million Convertible Promissory Note executed by Rising Water Capital.

On October 30, 2006, the Company executed a Rescission Agreement to terminate its proposed acquisition of Phonetone. On November 6, 2006, the Company received $80,000 from Calfin Trust towards its advance of earnest deposit of $225,562 for Phonetone acquisition and expects to receive the remaining balance of earnest deposits of $145,562 and 20,000,000 common shares issued to Calfin Trust by not later than December 15, 2006.

On November 17, 2006, the Company executed a definitive Stock Purchase Agreement to complete the acquisition of Benoit Telecom Holding AG to be effective December 1, 2006.

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

On January 17, 2005, the Company entered into a Memorandum of Understanding to acquire all of the issued and outstanding shares of Benoit Telecom Holding A.G. (“Benoit Telecom”), a European telecom company from Beltrust A.G. The Company has made the earnest deposits of $6,043,080 for its acquisition with an escrow trust company. On November 17, 2006, the Company executed a definitive Stock Purchase Agreement to complete the acquisition on November 17, 2006 to be effective as of December 1, 2006. Benoit Telecom is a telecommunications service provider that provides various premium rate services such as 0900 service and VoIP services to corporations and content providers within the European Union. The Company believes that it can extract considerable synergies with this acquisition by integrating its VOIP platforms and extend its reach from China to Europe and vice-versa.

Pursuant to the terms of an agency agreement in connection with its acquisition of Phonetone Telecom Ltd. from Calfin Trust, the Company had agreed to issue 40,000,000 restricted common shares, pay a cash consideration of $600,000, and share 15% of the yearly total profit margin generated by the Company or any of its affiliated companies from the Phonetone’s premium rate numbers in the years 2006, 2007 and 2008. As of September 30, 2006, the Company has advanced $225,562 and 20,000,000 shares of its Common Stock valued at $720,000 to Calfin Trust as an earnest deposit towards the Phonetone’s proposed acquisition. The Company and Calfin Trust mutually agreed to terminate the transaction and executed a Rescission Agreement on October 30, 2006. The Company has received a payment of $80,000 on November 6, 2006 towards its earnest deposit and expects to receive the balance of earnest deposit of $145,562 and 20,000,000 common shares by December 15, 2006. The Company has taken protective measures to ensure that 20,000,000 shares are restricted and non-tradable.

On July 11, 2005, the Company’s wholly owned subsidiary Elephant Talk Limited, formed Full Mark Technology Limited (“Full Mark”), a limited liability company organized under the laws of British Virgin Islands, to facilitate acquisitions of profitable business in China. On December 13, 2005, Full Mark formed a wholly owned subsidiary Jinfuyi Technology (Beijing) Co. Ltd. (“Jinfuyi”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $200,000. On January 2, 2006, Jinfuyi and Beijing China Wind entered into an Exclusive Technical Consulting and Services Agreement, pursuant to which Jinfuyi has the exclusive right to provide technical and consulting services in exchange for services fees of approximately $4,875,000 per year, subject to the right of Jinfuyi to adjust the service fee depending on the quantity of the services that it actually provides. As of September 30, 2006, no technical and consulting services were provided by Jinfui.

On January 4, 2006, Guangdong Elephant Talk Network Consulting Limited, a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Guangdong Elephant Talk”) a wholly owned subsidiary and an agent of the Company, and Beijing Zhongrun Chuangtou Technology Co., Ltd., a limited liability company organized and existing under the laws of the Peoples’ Republic of China (the “Vendor”), entered into an Equity Transfer Agreement (the ”Agreement”), pursuant to which Guangdong Elephant Talk agreed to acquire sixty percent (60%) of the registered capital of Beijing China Wind.

Pursuant to the Agreement, the purchase price for 60% of Beijing China Wind was agreed to be $4,800,000, subject to adjustments based on Beijing China Wind’s audited net income for fiscal 2005 and 2006, and is payable (x) in cash of $2,800,000 in five installments the last of which is to be paid on January 31, 2007, and (y) by the issuance by the Company to the Vendor of 20,000,000 shares of restricted common stock valued at $0.10 per share, in four equal installments the last of which is to be issued on January 31, 2007. The Vendor has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 shares of restricted common stock either in exchange for a 25% equity interest in Beijing China Wind or for settlement in cash within 90 days. If Beijing China Wind is able to achieve the net profits and revenue targets for 2006 as agreed pursuant to the terms of the Agreement, the Company will have a obligation to pay $1,380,000 in cash and 10,000,000 restricted shares of common stock on or before January 31, 2007 for the agreed purchase price for 60% equity ownership in Beijing China Wind. As of September 30, 2006, the Company has a past due obligation to pay the remaining balance of $180,000 of its fourth installment payment of $600,000. As of September 30, 2006, the Company is contingently liable for $1,200,000 to the Vendor, of which $600,000 is due on or before July 31, 2006 to be adjusted proportionately if Beijing China Wind does not achieve a profit of $1,000,000 (RMB 8.0 million) in 2005 and $1,125,000 (RMB 9.0 million) for the first half of 2006. An additional $600,000 cash consideration is due on or before January 31, 2007 to be adjusted proportionately if Beijing China Wind does not achieve a profit of $2,250,000 (RMB 18.0 million) for 2006. If any of the conditions of the Agreement are not met, the Vendor has 30 days from July 31, 2007 to give notice to the Company to buy back 25% equity interest in Beijing China Wind from the Company in return for the 20,000,000 shares issued as part of the acquisition agreement. The Company recorded goodwill on consolidation of its acquired entities in the total amount of $3,117,123 upon completion of acquisition of Beijing Chinawind. Beijing Chinawind revenues and profitability have consistently declined over several months due to the change in business outlook and change in telecom policies of network carriers in China. The Company is currently in litigation with the shareholders of Beijing Chinawind as described in Note 17 to the footnotes to the consolidated financial statements, and therefore, recorded an impairment allowance of $1,246,849 on its investment in Beijing Chinawind in the accompanying financial statements as of September 30, 2006.

On November 6, 2005, the Company formed a joint venture Free Zone Limited Liability company to be incorporated in the Dubai Technology, Electronic Commerce and Media Free Zone, Dubai, United Arab Emirates (UAE) under the name Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”). The registered capital of ET ME&A is $100,817, and the Company’s wholly owned subsidiary Elephant Talk Limited has contributed $50,953 towards its 50.54% equity share in the joint venture company as of September 30, 2006. ET ME&A is committed to spend the necessary funds to keep its share of equity investment and is currently seeking regulatory approvals for obtaining trade and business licenses from the UAE government to conduct its business. ET ME&A and has not yet begun operations and plans to operate various telecom related businesses in the Middle East and Africa.

After evaluating the processes to expand our business and the costs of setting up regional subsidiaries in the Middle East under the name ET ME&A, the Company decided to create a new holding company in Bahrain. On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L (“ET ME&A Holding”). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of September 30, 2006.

On June 5, 2006, the Company through its subsidiary Elephant Talk Limited formed and incorporated a wholly owned subsidiary Elephant Talk (Shenzhen) Investments Limited (“ET Shenzhen”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $128,205. As of September 30, 2006, ET Investment has not yet begun operations and no capital contributions have been made by Elephant Talk Limited.

On June 19, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Bahrain W.L.L. (“ET Bahrain”) to manage the Company’s operations in Bahrain. The registered capital of ET Bahrain is $387,787 and ET ME&A Holding owns 99% of the equity ownership in ET Bahrain. ET ME&A Holding has contributed $383,909 as its share of registered capital as of September 30, 2006. ET ME&A Holding and ET Bahrain have not yet begun operations.

On August 3, 2006, the Company formed and incorporated an entity under the name Elephant Talk Europe Holding BV (“ET Europe”), a private limited liability company registered in Amsterdam, Holland with an authorized capital of $113,670 (90,000 Euros). The Company owns 100% equity in ET Europe. The purpose of forming ET Europe was to help the Company conclude its pending acquisition of Benoit Telecom Holding AG. The Company has contributed $22,734 towards its share of the registered capital of ET Europe. On November 17, 2006, the Company executed the definitive Stock Purchase Agreement and completed its acquisition of Benoit Telecom Holding AG to be made effective on December 1, 2006.

On September 12, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company under the name Elephant Talk Middle East & Africa Jordon (“ET Jordon”) to manage the Company’s operations in Jordon. The registered capital of ET Jordon is $210,918 (81,585 BHD) and ET ME&A owns 100% of the equity ownership in ET Jordon. ET ME&A Holding has contributed $210,918 as its 100% share of the registered capital as of September 30, 2006. ET Jordon has applied for the telecommunication licenses and has not begun its operations.

Results of Operations: Our results of operations for the three months and nine months ended September 30, 2006 consisted of operations of Elephant Talk Communications, Inc., its wholly owned subsidiary Elephant Talk Limited, its wholly owned subsidiary Elephant Talk Europe Holding BV, its wholly owned subsidiary Guangdong Elephant Talk Network Consulting Limited, its wholly owned subsidiary Elephant Talk (Shenzhen) Investments Limited, its wholly owned subsidiary Full Mark Technology Limited, its wholly owned subsidiary Jinfuyi Technology (Beijing) Co. Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (99%) subsidiary Elephant Talk Bahrain W.L.L., its wholly owned subsidiary Elephant Talk Jordon, its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC and its majority owned (60%) subsidiary Beijing China Wind. The consolidated financial statements for the three months and nine months ended September 30, 2005 included the accounts of Elephant Talk Communications, Inc., and its 100% wholly owned subsidiary Elephant Talk Limited. The results of operations of the Company for the three months and nine months ended September 30, 2005 consisted of our operations of Elephant Talk Communications, Inc. and our wholly owned subsidiary Elephant Talk Limited. The Company reported net losses of $3,148,396 and $4,161,398 for the three months and nine months ended September 30, 2006 compared to net losses of $224,474 and $1,013,901 for the same periods in 2005.

Revenues and Cost of revenues: The Company reported revenues of $898,406 and $4,566,406 during the three months and nine months ended September 30, 2006 compared to $42,780 and $246,413 for the same periods in 2005. Revenues for the three months and nine months ended September 30, 2006 consisted of $868,885 and $4,438,043 from mobile value-added services offered by the Company’s subsidiary Beijing Chinawind, a majority owned (60%) subsidiary of Guangdong Elephant Talk Network Consulting Limited, to a large subscriber base of customers via mediums such as mobile terminals or the internet. The services offered included short messaging services, multimedia messaging services, wireless application protocol, interactive voice response and ring-back tone services as well as web portal. Furthermore, the Company’s sale of telecommunications products such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers primarily in China, Japan and Hong Kong. During the three months and nine months period ended September 30, 2005, the Company recorded revenues by only selling telecommunications products and provided technical consulting and business advisory services relating to data communication and information systems.

Cost of revenues was $35,514 and $800,751 for the three months and nine months ended September 30, 2006 compared to $38,187 and $204,261 for the same periods in 2005. Cost of revenues for the three months and nine months periods ended September 30, 2006 consisted of $8,557 and $684,640 primarily through the mobile operator charges in providing mobile value added services to our subscriber base by the Company’s subsidiary Beijing China Wind, and costs incurred for resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold by Elephant Talk Limited. Gross margins for the three months and nine months ended September 30, 2006 was $862,892 and $3,765,655 or 96% and 82% of revenues as compared to $4,593 and $42,152 or 11% and 17% of revenues for the same periods in 2005. Gross margins for the three months and nine months periods ended September 30, 2006 consisted of $860,327 and $3,753,403 from the Company’s subsidiary Guangdong Elephant Talk Network Consulting Limited. The increases in gross margins for the three months and nine months ended September 30, 2006 compared to the same periods in 2005 was due to the change in the revenue mix for the mobile value added services provided to the customers in the telecom markets due to the strategic acquisition of Beijing China Wind.

Operating Expenses: Selling, general and administrative expenses (S,G&A) were $2,701,231 and $6,174,306 for the three months and nine months ended September 30, 2006 compared to $214,328 and $944,316 for the same periods in 2005. S,G&A expenses for the three months and nine months period ended September 30, 2006 consisted of $993,212 and $3,355,904 from the Company’s subsidiary Beijing China Wind. S,G&A expenses increased during the three months and nine months ended September 30, 2006 compared to the same periods in 2005, primarily due to the increase in marketing and promotion expenses of the new mobile value added business services provided to our subscriber base, stock compensation paid to three Officers and Directors valued at $997,550, increased payroll and other legal and administrative expenses of the newly acquired businesses. Impairment of investment was $1,246,849 for the three months and nine months ended September 30, 2006 compared to zero for the same periods in 2005. The Company recorded an impairment on its investment in Beijing Chinawind since revenues and profitability of Beijing Chinawind have consistently declined over several months due to the change in business outlook and change in telecom policies of network carriers in China. Furthermore, the Company is currently in litigation with the shareholders of Beijing Chinawind as described in Note 17, and therefore, has recorded an impairment allowance of $1,246,849 in the accompanying financial statements as of September 30, 2006. Depreciation expense increased to $21,012 and $72,082 for the three months and nine months ended September 30, 2006 compared to $10,386 and $48,442 for the same periods in 2005 primarily due to the acquisition of assets by the subsidiaries of the Company.

Other Income and Expenses: Interest income was $29 and $182 for the three months and nine months period ended September 30, 2006 compared to $7 and $664 for the same periods in 2005. The Company recorded a gain on settlement of debts of $49,031 and loss on disposal of fixed assets of $26,066 for the nine months period ended September 30, 2005 as compared to none for the same periods in 2006. Interest expense was $168,618 and $377,149 for the three months and nine months ended September 30, 2006 compared to $26,684 and $86,124 for the same periods in 2005. Interest expense increased due to the Company borrowing additional loans from an investor and bank.

Minority interest: The Company’s majority owned subsidiary Elephant Talk Middle East & Africa FZ-LLC incurred a profit of $9,189 and a loss of $1,657 for the three months and nine months ended September 30, 2006 compared to none for the same periods in 2005. Guangdong Elephant Talk Network Consulting Limited incurred a loss from operations of $65,441 and a profit from operation of $208,534 for the three months and nine months periods ended September 30, 2006 compared to none for the same periods in 2005. Elephant Talk Middle East and Africa (Holding) W.L.L. incurred a loss of $89,906 and $104,049 for the three months and nine months periods ended September 30, 2006 compared to none for the same periods in 2005. The Company recorded a net profit of $124,346 and a loss of $58,095 for the three months and nine months ended September 30, 2006 attributable to minority shareholders’ interest in the accompanying financial statements. The Company did not have a majority owned subsidiaries during the three months and nine months periods ended September 30, 2005.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $4,161,398 for the nine months ended September 30, 2006 as compared to a net loss of $1,013,901 for the same period in 2005. Additionally, the Company’s current liabilities exceeded its current assets by $5,052,885 at September 30, 2006. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Elephant Talk's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended December 31, 2005 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash used in operating activities during the nine months period ended September 30, 2006 amounted to $211,287 primarily due to decrease in accounts receivable of $439,934, increase in prepaid expenses, deposits and other current assets of $217,515, increase in accounts payable and customer deposits of $5,832, increase in accrued expenses and other payable of $503,791, and increase in deferred revenue of $9,366. Additionally, the Company’s current liabilities exceeded its current assets by $5,052,884 at September 30, 2006. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company’s ability to continue as a going concern.

Investing activities. Net cash used in investing activities during the nine months period ended September 30, 2006 was $1,291,240 primarily due to net cash outflow of $1,074,214 due to acquisition of Beijing Chinawind and net cash received for earnest deposits of $40,002 to acquire telecom companies in Europe. The Company used proceeds to acquire equipment for $132,360 and telecom licenses for $124,668 in Middle East during the nine months ended September 30, 2006.

Financing activities. Net cash provided by financing activities during the nine months period ended September 30, 2006 was $2,029,793. The Company received $2,619,180 in funding against the convertible note payable from an accredited investor, and $193,993 from the minority shareholders of the Company’s subsidiaries. The Company received cash overdraft of $31,767, and made cash payments of $818,893 to related parties and $3,746 in payments of bank loans during the nine months period ended September 30, 2006.

As a result of the above activities, the Company experienced a net increase in cash of $556,146 for the nine months period ended September 30, 2006. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors, acquiring profitable operations or by selling its common shares and fulfilling its plan of restructuring as outlined above.

Application of critical accounting policies and estimates:

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We based our estimates and judgments on historical experience, market trends, and other factors that we believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the nine months period ended September 30, 2006 compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.  A brief description of the provisions of this Statement
b.  The date that adoption is required
c.  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

Material Weakness in Disclosure Controls

The Securities and Exchange Commission rules embodied in the Sarbanes-Oxley Act of 2002, in particular, Section 404, require that a company's internal controls over financial reporting be based upon a recognized internal control framework. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the filing of the Report, and concluded that, as of the end of such period, our disclosure controls and procedures were deficient and not effective. The Company acquired a majority owned subsidiary in China in January 2006 and is continuing to strengthen internal controls and disclosure controls over the financial reporting. While the Company has internal controls and procedures in place, the Certifying Officers believe that during the period ending September 30, 2006, the Company’s subsidiary in China had a breakdown in following the Company’s established policies and procedures of recording of transactions in accounting records accurately, preparation of monthly reconciliations and management’s review of operating results on a timely basis.

Management’s Action

The Certifying Officers have recruited an experienced financial manager at the Company’s subsidiary in Hong Kong to ensure that the transactions are recorded accurately, and account reconciliations are prepared on a timely basis. The Company is continuing to take the necessary corrective steps to improve and strengthen its disclosure controls and procedures, including recruiting an experienced financial manager for its China subsidiary, hiring an experienced and seasoned legal counsel, hosting monthly management meetings to review and enforce existing policies, and implementing new policies and procedures in an effort to remediate these deficiencies. Management plans to monitor, on a periodic basis that corrective actions implemented are working effectively, and will report on progress of the corrective actions in the future filings whether such corrective actions have remedied the material weaknesses.

Except as noted above, there have not been any changes in our disclosure controls and procedures and internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing China Wind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“Beijing Chinawind”), filed two lawsuits against Guangdong Elephant Talk Network Consulting Limited, a company organized and existing under the laws of the People’s Republic of China and an agent of the Company (“ETGD”), in the Beijing Civil Courts. The lawsuit alleges a) that ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “Agreement”), between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b) that ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the Agreement, consideration of $1,000,000 through the issuance of 10,000,000 common shares of the Company valued at $0.10 per common share. The lawsuit further alleges that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction.

Beijing Zhongrun has demanded that ETGD exchange the issued stock for $1,000,000, pay the outstanding payment under the Agreement and compensate Beijing Zhongrun for breach of contract in the sum of RMB524,664 (approximately $64,773). In the alternative, Beijing Zhongrun has asked the Court to void the Agreement and award compensation to Beijing Zhongrun for its economic loss in the amount of RMB6,591,000 (approximately $813,704).

The Company has retained a legal counsel licensed to practice civil law in the People’s Republic of China who has advised the Company that Beijing Zhongrun's lawsuits are not supported by valid facts nor have sufficient legal evidence. Accordingly, the Company considers that the claims of Beijing Zhongrun are without merit and the Company plans to vigorously defend these lawsuits.

ITEM 2. Changes in Securities

On August 22, 2006, the Company issued 24,938,759 shares of common stock valued at $997,550 to three Officers and Directors in furtherance of Section 5 (g) of certain Stock Purchase Agreement dated June 30, 2005 and in consideration of such members of management agreeing to enter into certain Employment Agreements with the Company in their positions. The shares were valued at the closing market price of the shares on the date of execution of the agreement.

On September 1, 2006, the Company issued 285,285 shares of common stock valued at $37,000 to two directors for compensation earned. The shares were valued at the closing market price of the shares on the first trading day of the month for which such compensation is earned.

On September 28, 2006, the Company issued 2,791,795 shares of common stock valued at $150,000 for compensation paid to Directors for director fees earned for the periods April 1, 2005 to September 30, 2006. The shares were valued at the closing market price of the shares on the first trading day of the month for which such compensation is earned.

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

            b) Reports on Form 8-K

Entry into a Material Definitive Agreement and Unregistered Sale of Equity Securities - Filed on September 5, 2006, Incorporated by reference. Film No. 061072937.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

Elephant Talk Communications, Inc.

Date: November 18, 2006	By: /s/ Steven van der Velden
Steven van der Velden
President & Chief Executive Officer