Form 10KSB
ELEPHANT TALK COMMUNICATIONS INC
filed 2007-04-16
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006

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
Yes ☐ No ☒

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for most recent fiscal year: $158,292.

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 14, 2007, approximately $20,795,200.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 14, 2007, there were 238,265,927 shares of common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
2006 Form 10-KSB Annual Report

Explanatory Note:

Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" are to Elephant Talk Communications, Inc., a California corporation, its wholly owned subsidiary, Elephant Talk Limited, its wholly owned subsidiary Elephant Talk Europe Holding BV, its majority (51%) owned subsidiary Elephant Talk Communications PRS UK Ltd., its wholly owned subsidiary Full Mark Technology Limited, its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC, and its majority (51%) owned subsidiary Elephant Talk Middle East & Africa Jordon LLC, its majority owned (51%) subsidiary Elephant Talk Middle East Holding Bahrain WLL. All share and per share information contained herein has been adjusted to reflect a one for ten reverse split of the Company's common stock completed and effected on January 22, 2002.

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

On January 17, 2005, the Company entered into a Memorandum of Understanding with Beltrust AG, a corporation organized and existing under the laws of Switzerland (“Beltrust”), to acquire all of the issued and outstanding shares of Benoit Telecom Holding AG, a corporation organized and existing under the laws of Switzerland (“Benoit Telecom”). Benoit Telecom is a European-based telecom company. On November 17, 2006, the Company executed an Agreement of Purchase and Sale (the “Agreement”), with Beltrust and Elephant Talk Europe B.V. (“ET Europe”), a corporation organized and existing under the laws of The Netherlands, and a wholly owned subsidiary of the Company, providing for the purchase and sale of all of the issued and outstanding shares of Benoit Telecom by ET Europe.

Pursuant to the Agreement, ET Europe agreed to purchase from Beltrust all of the 100,000 issued and outstanding shares of Elephant Talk Communications Holding AG, formerly known as Benoit Telecom, in exchange for a) cash payment of $6,643,080 and b) 40,000,000 shares of the Company’s common stock. The parties acknowledged that $6,043,080 (equivalent to approximately Euros 4,625,000) had been previously paid by the Company on behalf of the ET Europe to an escrow agent as an earnest deposit. In addition, the parties agreed that the remaining balance of the consideration consisting of $600,000 of cash payment and 40,000,000 shares of common stock of the Company to be transferred to Beltrust within 30 days of the closing. As of December 31, 2006, the Company has issued 40,000,000 shares of its common stock to the assignee of Beltrust, and the cash consideration of $600,000 remains unpaid. The 100,000 shares of Elephant Talk Communications Holding AG were transferred to ET Europe as of the closing pursuant to the Agreement. The parties executed the transaction contemplated by the Agreement on November 17, 2006 to be made effective as of January 1, 2007. Benoit Telecom is a telecommunications service provider that provides various premium rate services such as 0900 service and VoIP services to corporations and content providers within the Europe. The Company believes that it can extract considerable synergies with this acquisition by integrating its VOIP platforms and extend its reach from China to Europe and vice-versa.

The Company agreed to compensate RWC by issuing additional restricted shares of common stock as compensation for the failed acquisitions of True Precise being the representation made by the Company in the Stock Purchase Agreement dated June 30, 2005 between the Company and RWC. As a result of not concluding the acquisition, the Company agreed to issue RWC an additional 254,546,313 to bring RWC’s investment to equal 72.5% of total outstanding shares of the Company as of December 28, 2006. Such issuance will result in RWC owning a total of 554,493,708 shares of Company’s common stock, including the shares already issued to RWC.

Pursuant to the terms of an agency agreement in connection with its acquisition of Phonetone Telecom Ltd. (“Phonetone”) from Calfin Trust, the Company agreed to issue 40,000,000 restricted common shares, pay a cash consideration of $600,000, and share 15% of the yearly total profit margin generated by the Company or any of its affiliated companies from the Phonetone’s premium rate numbers in the years 2006, 2007 and 2008. Phonetone is a European telecom service provider registered in the British Virgin Islands with administrative offices in Vaduz, Furstentum, Liechtenstein. Phonetone is a resale agent of a unique low rate international telephone service based on it’s technical platform. The Company advanced $225,562 and 20,000,000 shares of common stock valued at $720,000 to Calfin Trust as an earnest deposit towards the proposed acquisition of Phonetone. On October 30, 2006, the Company and Calfin Trust mutually agreed to terminate the proposed acquisition of Phonetone and executed a Rescission Agreement. The Company received cash consideration of $80,000 of earned deposits on November 6, 2006 and received and cancelled 20,000,000 shares of its common stock on December 27, 2006. The remaining cash balance of $145,562 of earnest deposits still remains outstanding and to be returned to the Company.

On April 20, 2005, the Company formed a joint venture Free Zone Limited Liability company to be incorporated in the Dubai Technology, Electronic Commerce and Media Free Zone, Dubai, United Arab Emirates (UAE) under the name Elephant Talk Middle East & Africa FZ-LLC (“ET ME&A”). The Company, through its wholly owned subsidiary Elephant Talk Limited, has incorporated this joint venture company on November 6, 2005 and contributed $50,953 towards its 50.54% equity share capital in the joint venture company as of December 31, 2006. ET ME&A is committed to spend the necessary funds to keep its share of equity investment and is currently seeking regulatory approvals for obtaining trade and business licenses from the UAE government to conduct its business. ET ME&A and has not yet begun operations and plans to operate various telecom related businesses in the Middle East and Africa.

After evaluating the processes to expand our business and the costs of setting up regional subsidiaries in the Middle East under the name ET ME&A, the Company decided to create a new holding company in Bahrain. On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L (“ET ME&A Holding”). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of December 31, 2006.

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

On January 2, 2006, Jinfuyi and Beijing Chinawind Telecommunication Information Technology Company Limited, a limited liability company organized under the laws of the Peoples’ Republic of China (“Beijing Chinawind”), entered into an Exclusive Technical Consulting and Services Agreement (the ”Service Agreement”), pursuant to which Jinfuyi has the exclusive right to provide technical and consulting services in exchange for services fees of approximately $4,875,000 per year, subject to the right of Jinfuyi to adjust the service fee depending on the quantity of the services that it actually provides.

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

Pursuant to the Agreement, the purchase price for 60% of Beijing Chinawind was agreed to $4,800,000, subject to adjustments based on Beijing Chinawind’s audited net income for fiscal 2005 and 2006, and is payable (x) in cash of $2,800,000 in five installments the last of which is to be paid on January 31, 2007, and (y) by the issuance by the Company through its agent to the Vendor of 20,000,000 shares of restricted common stock valued at $0.10 per share, in four equal installments the last of which is to be issued on January 31, 2007. The Vendor has the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 shares of restricted common stock either in exchange for a 25% equity interest in Beijing Chinawind or for settlement in cash within 90 days.

The purchase price was financed by a combination of issuing its common stock and making payments in cash from internal sources, mainly from the $3.5 million of proceeds advanced to date under the terms of a Convertible Promissory Note issued to Rising Water Capital on December 15, 2005. The terms of the Agreement imposed several contractual restrictions on the operations of Beijing Chinawind. In addition to other contractual restrictions, Guangdong Elephant Talk had the right to appoint three of five Board of Directors of the Beijing Chinawind.

On September 25, 2006, the Vendor and a minority shareholder of Beijing Chinawind, filed two lawsuits against Guangdong Elephant Talk in the Beijing Civil Courts. The lawsuit alleges a) that the agent Guangdong Elephant Talk failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “Agreement”), between Guangdong Elephant Talk and Beijing Zhongrun, which provided for the acquisition by Guangdong Elephant Talk from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b) that Guangdong Elephant Talk induced the minority shareholders of Beijing Chinawind to accept, pursuant to the Agreement, consideration of $1,000,000 through the issuance of 10,000,000 common shares of the Company valued at $0.10 per common share. The lawsuit further alleges that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction. Beijing Zhongrun has demanded that Guangdong Elephant Talk exchange the issued stock for $1,000,000, pay the outstanding payment under the Agreement and compensate Beijing Zhongrun for breach of contract in the sum of RMB524,664 (approximately $64,773). In the alternative, Beijing Zhongrun has asked the Court to void the Agreement and award compensation to Beijing Zhongrun for its economic loss in the amount of RMB6,591,000 (approximately $813,704). It is important to note that the lawsuits are not against ETCI and merely against the agent of the Company.

The Company has retained a legal counsel licensed to practice civil law in the People’s Republic of China who has advised the Company that Beijing Zhongrun's lawsuits are not supported by valid facts nor have sufficient legal evidence. Accordingly, the Company considers that the claims of Beijing Zhongrun are not against the Company and are without merit. The Company is vigorously defending these lawsuits. In November 2006, the Company decided to abandon its investment in Beijing Chinawind due to loss of control.

On June 5, 2006, the Company through its subsidiary Elephant Talk Limited formed and incorporated a wholly owned subsidiary Elephant Talk (Shenzhen) Investments Limited (“ET Shenzhen”), a limited liability company organized and existing under the laws of the Peoples’ Republic of China, with a registered capital of $128,205. As of December 31, 2006, ET Investment has not yet begun operations and no capital contributions have been made by Elephant Talk Limited.

On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L ("ET ME&A Holding"). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of December 31, 2006.

On June 19, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Bahrain W.L.L. (“ET Bahrain”) to manage the Company’s operations in Bahrain. The registered capital of ET Bahrain is $387,787 and ET ME&A Holding owns 99% of the equity ownership in ET Bahrain. ET ME&A Holding has contributed $383,909 as its share of registered capital as of December 31, 2006. ET ME&A Holding and ET Bahrain have not yet begun operations.

On August 3, 2006, the Company formed and incorporated an entity under the name Elephant Talk Europe Holding BV (“ET Europe”), a private limited liability company registered in Amsterdam, Holland with an authorized capital of $113,670 (90,000 Euros). The Company owns 100% equity in ET Europe. The purpose of forming ET Europe was to help the Company conclude its pending acquisition of Benoit Telecom Holding AG. The Company has contributed $22,734 towards its share of the registered capital of ET Europe. On November 17, 2006, the Company executed the definitive Stock Purchase Agreement and completed its acquisition of Benoit Telecom Holding AG to be made effective on January 1, 2007.

On July 28, 2006, ET Europe participated in the incorporation of Elephant Talk Communications PRS UK Ltd. (“ET UK”), a company registered under the laws of United Kingdom. The registered capital of ET UK is $19760 and ET Europe has 51% ownership interest in ET UK. ET Europe has contributed $2,312 towards its share of ownership interest and $5,882 remains to be contributed as of December 31, 2006. ET UK was formed to expand ET Europe’s operations in United Kingdom. The operations have not yet begun as of December 31, 2006.

On September 12, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company under the name Elephant Talk Middle East & Africa Jordon (“ET Jordon”) to manage the Company’s operations in Jordon. The registered capital of ET Jordon is $210,918 (81,585 BHD) and ET ME&A owns 100% of the equity ownership in ET Jordon. ET ME&A Holding has contributed $210,918 as its 100% share of the registered capital as of December 31, 2006. ET Jordon has applied for the telecommunication licenses and has not begun its operations.

In order to successfully carry out its operations, the Company agreed to sell to Rising Water Capital, A.G., a company registered in Zug, Switzerland (“Rising Water Capital”) pursuant to the execution of the Stock Purchase Agreement, 195,947,395 shares of the Company’s common stock for an aggregate purchase price of $7,837,896. The Stock Purchase Agreement provided that Rising Water Capital would be entitled to appoint six out of eleven directors of the Company. In addition, Rising Water Capital agreed to retain the current management of the Company for a five year term. The purpose of this transaction was to enable Rising Water Capital to infuse capital so that the Company could complete its pending acquisitions.

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

On December 15, 2005, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $3.5 million (the “Note”) to Rising Water Capital, in exchange for a loan in the same principal amount to be drawn down in stages. The Note is convertible during the term, in whole or in part, into common shares of the Company at the conversion price of three and one-half cents ($0.035) of principal amount per share of common stock. The agreement to issue additional shares was conditional subject to the Company obtaining approval for the increase in authorized common shares. Since the Company has not received the approval to increase its authorized common shares and that condition has not been fulfilled as of December 31, 2006, the Company is not obliged to issue additional shares. The Company received funding of all of the $3.5 million against the Note by January 26, 2006. Assuming that the Note is fully converted into common stock, the Company would be obligated to issue 100,000,000 shares of common stock to Rising Water Capital as of December 31, 2006. None of the principal amount of the Note has been converted into shares of common stock.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with Rising Water Capital. The 2nd Note has a term of thirty (30) months, during which time interest on the Principal Amount will accrue from the date of this 2nd Note at an annual interest rate of 10%. The 2nd Note will be paid in full at the end of the thirty month term with a balloon payment of principal and interest accrued. The 2nd Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this 2nd Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the 2nd Note holder when a demand for conversion is made. The 2nd Note is secured by shares owned or to be owned by the Company in the entities Beijing Chinawind, ET ME&A Holding and ET ME&A. This Note is secured by the shares owned or to be owned by the Company in its proposed acquisitions of entities for which the Company has made earnest deposits. The Company has received the principal balance of $2,025,221 against the 2nd Note as of December 31, 2006 and further received cash consideration of $569,520 as of April 14, 2007.

In connection with the termination of the True Precise acquisition and cancellation of 20,137,500 shares of common stock issued to True Precise, the Company agreed to reissue to Rising Water Capital all of the 23,137,500 common shares received or to be received, as additional compensation for this failed acquisition. The successful consummation of the True Precise acquisition had been a condition of Rising Water Capital's obligation to purchase 195,947,395 shares of common stock pursuant to a Stock Purchase Agreement, dated June 30, 2005. The Company agreed to compensate RWC by issuing 23,137,500 additional restricted shares of common stock as compensation for the failed acquisitions of True Precise being the representation made by the Company in the Stock Purchase Agreement dated June 30, 2005 between the Company and RWC.

Appointment of Chairman, President and CEO

At the Annual Meeting of shareholders held on October 24, 2006, Steven van der Velden was elected to the Board of Directors, along with Russelle Choi, Lam Kwok Hung, Manu Ohri, Yves R van Sante, Eric E. De Jonghe and Mr. Johan De Jager to a one-year term as directors. Additionally, the shareholders ratified the appointment of Jimmy Cheung & Company as the Company’s independent accountants. Subsequently, the Board of Directors appointed Steven van der Velden, Chairman of the Board of QAT Investments S.A., a company organized under the laws of Luxembourg and the majority shareholder of Rising Water Capital, as Chairman of the Board, President and Chief Executive Officer of the Company.

Resignations of Directors and Officers

On October 30, 2006, Director Lam Kwok Hung tendered his resignation effective as of same date. In addition, Director Manu Ohri tendered his resignation to become effective upon the appointment of an additional director by the remaining directors of the Company in accordance with its By-Laws. Such resignation became effective upon the appointment of a replacement Chief Financial Officer by the directors of the Company on January 1, 2007 as described below.

On October 30, 2006, Russell Choi, President, resigned from any and all positions as an officer of the Company and its subsidiaries. In addition, Lam Kwok Hung, Chief Operating Officer, resigned from any and all positions as an officer of the Company and its subsidiaries. Furthermore, Manu Ohri, Chief Financial Officer, resigned effective upon the appointment of a replacement Chief Financial Officer by the directors of the Company in accordance with its By-Law. Such resignation became effective on January 1, 2007.

Appointment of Board Member and Chief Financial Officer

On January 1, 2007, Willem Ackermans was appointed as a Director and Chief Financial Officer of the Company.

Appointment of Board Member and Chief Operating Officer/ Chief Technical Officer

On January 1, 2007, Martin Zuurbier was appointed as a Director and Chief Operating Officer/Chief Technical Officer of the Company.

Background of Elephant Talk Limited

Established in late 1994, Elephant Talk Limited is located and operated in Hong Kong. The Company was previously a provider of international call termination into China. However, due to the extreme competitive nature of this market, the Company has chosen to abandon this strategy.

Elephant Talk Limited is currently engaged in long distance telephone business but is actively pursuing to position itself as a telecommunications services and multimedia distribution company. It is the company’s ambition to develop and exploit a highly flexible, fully standardized and integrated global telecommunications network on the basis of national licenses & interconnects which are owned or accessed through partnerships. Through an integrated platform to be built around this network it is ETCI’s intention to offer its clients a turnkey solution for basic, commoditized (voice) telecommunication services, premium rate services, content provision and payment provision.

Eventually covering the full range of services from (IP based) telecommunications services to content delivery and billing and operating its own global communications network, ETCI will be able to bring these communications services and content to the customer, collect payments, and allocate those payments to all parties involved in the distribution chain. To realize the above mentioned goals, on January 17, 2005 the Company entered into a Memorandum of Understanding to acquire all of the issued and outstanding shares of Benoit Telecom Holding A.G. (“Benoit Telecom”), a European telecom company from Beltrust A.G. In the fall of 2006, Elephant Talk Communications Inc. executed a definitive Stock Purchase Agreement to complete the acquisition on November 17, 2006 to be effective as of January 1, 2007.

Benoit Telecom is a telecommunications service provider that provides various premium rate services such as 0900 service and VoIP services to corporations and content providers within the European Union. The Company believes that it can extract considerable synergies with this acquisition by integrating its VOIP platforms and extend its reach from China to Europe and vice-versa.

Business Activities in 2006

•
mobile value-added services, viz., short messaging services (SMS) including SMS based chat and mobile games, interactive voice response services (IVRS), ring-tone/wall-paper downloads for mobile handsets and mobile e-commerce/payment services;

•	eTalk, our pre-paid calling card for PC to phone service targeted at HK to China business commuters; international long distance services in wholesale market principally to carriers

Technology Infrastructure

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

This VoIP system and other voice related network infrastructure is installed at the Company's Network Operation Centre in Kwun Tong, Hong Kong. The Company's integrated network infrastructure comprises of a combination of voice switches (connected to telephone systems of external carriers) and VoIP gateways (connected to the Internet) connecting to each other through its private telephone exchange system(s) ("PBX"). The configuration enables the company to provide telecommunication services to its customers on a 24x7 basis.

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

PC-to-phone service, eTalk

In Asian Pacific markets, especially China, where deregulation is relatively limited compared to the U.S., we believe that our customers will look for opportunities to lower their long distance bills. This creates what we believe is an interesting opportunity for us to the Asian Pacific Market by using the Internet to transmit phone calls.

In order to take advantage of this opportunity, it is our intention to deliver high-quality voice-over-IP (VoIP) telephony services to small and medium businesses in the Far East. Accompanying the growth of PCs and use of the Internet, we believe the market potential is huge. Our solution provides many benefits to its customers, including:

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

We will be able to provide our PC-to-Phone service at rates generally lower than those charged for traditional circuit switched calls. We will be able to charge lower rates because its service utilizes packet-switched technology and it routes calls directly from the Internet onto our privately-managed IP network and to the called destination, thus avoiding access and settlement rates associated with traditional international and domestic long distance telecommunications services.

We believe that reliable and flexible billing, information management, monitoring and control are critical to our success, and support all of our services. Accordingly, we have invested substantial resources to develop and implement our sophisticated real-time call management information system. Key features of this system include:

•	customer provisioning;
•	customer access;
•	call routing;
•	call monitoring; and
•	detailed call records.

Business Strategy for 2007 and Beyond

Growth Strategy, in general

Continuing to reposition the Company, in 2006, management has been actively seeking other business opportunities to steer the Company away from the extremely competitive and virtually no margin market of international call termination to the more profitable, growing though still competitive, and mobile value added services market globally.

The Company intends to continue on this path of repositioning by further acquisition of a controlling stake in profitable companies in the year 2007 and beyond. The Company has successfully ended discussions to acquire certain activities in Europe as well as the formation of new entities in the Middle East:

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

•
Elephant Talk Middle East & Africa, a newly incorporated telecom and related services operator in the Middle East. Presently, the unit is applying for the international telecommunication service license, value added service license and internet service provider license in various countries. We intend to progressively build a comprehensive IP network to cover most of the Middle East countries.

The Company’s interest and as a result its attention for China continues. We believe that a business position in China eventually will be beneficial to the Company as the telecommunications industry in China experiences continuous growth along with the development and modernizations of its economy. As customers' needs become more sophisticated and price-sensitive, the market demand for a service like eTalk is expected to increase. The Accession to WTO makes the demand for international calling services even bigger. We rely on an increasingly transparent regulatory environment in China through her Telecommunications Regulations, and its gradual opening up of the domestic market to foreign participation which should create massive opportunities that facilitate progress toward an improved operating environment.

With the acquisition of Benoit Telecom and the formation of Middle East Telecommunications Company, the Company will expand its world wide network into the European and Middle East countries. The reach into the European network provides the Company with a better opportunity to lower its termination cost to some European countries and enables ET to assert better quality control over the network and its associated elements. It is our aim to leverage on our world wide network to provide the best voice quality at competitive price in the industry.

To achieve its mission, ETCI is planning to build a worldwide content distribution and telecommunications network through the acquisition or exchange of licenses and agreements for interconnection with national incumbents in a bilateral way. These licenses and agreements include originating traffic, terminating traffic and debt collection. The Company’s strategy allows for a rapid expansion of its footprint at a low cost and low investment to a number of countries in Europe, Middle East and Far East..

Once access will be established in a target market, ETCI will provide customers with telephone services, long distance carrier services, Internet services, content distribution facilities, and multimedia applications in combination with a sophisticated Customer Relation Management and Billing Application. In this way, customers will be able to resell services of ETCI under their own brand name. ETCI thus continuously will increase its portfolio with a broader range of value-added services.

The Management of the Company believes that reliable and flexible billing, information management, monitoring and control are critical to the Company’s success. Accordingly, ETCI will invest substantial resources to develop and implement a sophisticated real-time management information system. Key features of this system will include:

•	Reliability
•	Remote Management
•	Accommodating to all current and future payment methods
•	A global reach
•	Fully compliant with the legal framework in each market
•	Standardized technology
•	Rapid deployment of services

The strategy will be executed at a lower cost and lower investment than is normally required through the application of a small organizational structure, the remote control of switches in each country in which ETCI is operational, the use of company-owned innovative technology, and the continuous search for optimal balance between quality of services and operational costs.

(i)	Product Strategy

ETCI is planning to offer a complete range of wholesale products and services for multimedia content distribution and generating revenue, including:

•	Voice and Data based services (Carrier Select, Carrier PreSelect, Least Cost Routing, Toll Free, Premium Rate, Calling cards)
•	IP based services (VOIP, Multimedia via Mediaphone fixed and mobile, WiFi, WiMax)
•	Text based services (SMS), MMS
•	Mobile downloads such as Ringtones, games and canned messages, music and streaming video.
•
Value Added Services. In order to invoice the services and products over the network, ETCI is developing an integrated CRM/Billing/Backoffice, integrated with Payment Gateways, facilitating end-user payments via Credit/Debit Cards, Direct Debit and Prepaid Cards.

It is the Company’s intention to offer these products either separately or as a bundled package.

(b)	Partners

As a result of the converging of IT and telecom solutions the amount of engagement between ETCI partners and its various partners has increased. On the client side, resellers have evolved from indirect channels to true partners bringing specialist market knowledge, customer focus and a geographical reach to its activities.

As a key element of our low-cost and fast deployment strategy, ETCI make extensive use of partners in all layers of our Multimedia distribution platform. ETCI can distinguish the following partners:

•	ET Exchange Partners secure network access and interconnection on a local basis.
•	Network Access Partners provide the backbone infrastructure of our network
•
Content Partners are partners as well as clients. They provide content for distribution through our network on one hand. On the other hand ETCI provide them the means to exploit their content and generate revenue

•
For our Payment partners, the same can be said. Through their clearing houses and platforms ETCI are able to get paid by the end-customer , using any form of payment. For Payment partners, working with ET translates directly in expanding their customer base.

(c)	Goals and Competences

The main objective of ETCI is to become a leading Global Multimedia Telecom Services and Content Distributor. ETCI aims to optimally exploit its global telecommunications network (core backbone with switches), leveraging its expertise and established relationships with carriers in Europe, Middle East & Africa and the Asian-Pacific region to pursue early entry into selected deregulating markets.

The Company’s unique set of core competences include:

•	ETCI’s ability to operate a high quality telecom and content delivery services network at extremely low costs,
•	Innovative integration of IT technology and Telecommunications
•	ETCI’s exchange approach to obtaining operators licenses in key countries.

(i)	Regional Goals

•	Europe (wholesale and retail)

As Europe is a more mature market and therefore highly competitive, ETCI plans to deploy its services using a wholesale approach and establish itself either through Joint Ventures or through company acquisitions in order to avoid high investments costs. ETCI’s European objective is to be established in the following countries by the end of 2007: Belgium, Germany, France, Italy, Greece, Portugal and the United Kingdom, Netherlands, Austria, Switzerland and Spain.

•	Middle East & Africa

Our Objective in the Middle East and Africa is to be present in three (3) countries (Bahrain, Jordon and Egypt) by the end of 2007.

•	Far East (wholesale market-china, new markets)

Our objective in the Far East is to activate our fiber network in China by 2008 and subsequently to obtain all required licenses in China.

(ii)	Development Goals

Next to the development of its Network and its increasing presence in several countries in Europe, Middle East and Far East, it is the company’s intention to

•	Increase e-invoicing level to 100%
•	Further development of the functionalities of our MediaPhone for mobiles, PC’as and other devices;
•	Development/Launch of a Mini Portal with China Telecom
•	Further development and integration of CRM-billing within the ET Global Exchange

RISK FACTORS

An investment in our common stock involves a great deal of risk, and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating an investment in our common stock, the following risk factors should be carefully considered in addition to the other information filed by our company.

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

Our future financial performance depends substantially on the revenue share between mobile value-added services providers, namely, Beijing Chinawind and China Mobile. Any reduction in this revenue share will have a substantial affect on our earnings capability.

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

Strategic Relationships

We depend in part on our strategic relationships to expand our distribution channels and develop and market our services especially in content distribution. Strategic relationship partners may choose not to renew existing arrangements on commercially acceptable terms, if at all. If we lose these key strategic relationships, or if we fail to maintain or develop new relationships in the future, our ability to expand revenue stream and hence scope of our network would be materially adversely affected.

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

Asian and European Economy

An economic crisis in Asia or Europe where a substantial portion of our client base is and will be located could result in a decrease in our revenues. Several countries in Asia have experienced currency devaluation and/or difficulties in financing short-term obligations. We cannot assure you that the effect of an economic crisis on our customers will not impact operations, or that the effect on our customers in that region will not adversely affect both the demand for our services and the collectable of receivables.

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

There are political, economic and regulatory risks associated with doing business in China and Asia. Europe and the Middle East and Africa

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

Change in currency exchange rates could increase our costs relative to our revenues

In future, substantial amount of our revenues, expenses and liabilities will be denominated in Euros, Hong Kong dollars and Chinese Renminbi. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. We have not entered into agreements or purchase financial instruments to hedge our exchange rate risks although we may do so in the future.

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

Doing business in Middle East & China

Our operations in Middle East and China involve certain risks and special considerations not typically associated with operations in the United States. These risks generally related to: (i) social, economic and political uncertainty; (ii) substantial governmental involvement in and control over the Middle East and Chinese economy; (iii) the possibility that the Middle East and Chinese government could elect to discontinue its support of the economic reform programs implemented in the past and return to a completely centrally planned economy; and (iv) possible nationalization or expropriation of assets. Accordingly, government actions in the future could have a significant effect on economic conditions in the Middle East and China. Such actions and resulting changes in the Middle East and Chinese economy could significantly adversely affect, limit or eliminate opportunities for foreign investment, the prospects of private sector enterprises operating in the Middle East and China and the value of our investments in the Middle East and China.

Environmental Regulation

Our Europe, Middle East and Chinese operations are subject to various governmental laws and regulations. The costs and effects of compliance with environmental laws and regulations in the respective countries have not been material in the past and are not anticipated to be material in the future.

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

Employees

We currently employ a consultant in the United States at our principal executive office located in Orange, California. The consultant provides corporate administrative and advisory services to Elephant Talk and its affiliates. Elephant Talk Limited employs at its two sites located in Hong Kong eight (8) full-time employees for networking operation, customer support, administrative, sales support and accounting services. Its Research and Development centre, located in Guangzhou China, employs twelve (12) highly skilled developers who are responsible for all the software and network development. The Company is recruiting skilled employees in the Middle East and Europe and expect to fully staff its Middle East and Europe facilities by July 2007. We believe that our future success will depend in part on our continued ability to attract, hire, integrate, retain and motivate highly qualified personnel in various disciplines, and upon the continued service of our senior management personnel. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Item 2. Description of Property

The Company's principal executive office is located at 438 East Katella Avenue, Suite 217, Orange, California 92867. The premises consist of approximately 300 square feet of office space with a large office and a file room. The lease is currently renewed on a month-to-month basis. The monthly rent amounts to $374 with an escalation of monthly rent on the lease anniversary date. Elephant Talk Limited is currently leasing 5,000 square feet of office space at 8/F, 145-159 Yeung Uk Road, Tsuen Wan, Hong Kong for a period of two years commencing May 1, 2004 for a monthly rent of $4,991. Guangdong Elephant Talk Network Consulting Limited is currently leasing 1,200 square feet of office space for a monthly rent of $1,084. ET ME&A is sharing with its joint venture partner its office facilities located in Dubai at TECOM Zone in Building No. DIC 09 on 2nd floor Premises No. 222 consisting of a floor space of 699 square feet. The Company does not have a lease arrangement in place. The Company is currently leasing space for storage of its telecom switches at co-locations for a monthly rent of $2,730. The Company leases various co-location spaces with square footage of under 200 square feet in Hong Kong, Guangzhou, Los Angeles, Amsterdam, Barcelona, Madrid, Milan and other places where our telecommunications equipment are located.

We believe that the facilities currently under lease are adequate for the Company's present activities, and that additional facilities are available on competitive market terms to provide for such future expansion of the Company's operations as may be warranted.

Item 3. Legal Proceedings

On or about July 21, 2006, the Company received a notice that a default judgment had been entered against the Company on July 21, 2004 in a litigation entitled Neu-Firmnet, Inc. vs. Elephant Talk Communications, Inc. in Los Angeles Superior Court Case No. BC 295776. The Company’s counsel brought a motion to set aside the default and default judgment which was granted by the court on October 11, 2006. On March 12, 2007, the court dismissed the Neu-Firmnet litigation in favor of the Company.

On August 25, 2006, the Company was sued as a defendant in a litigation entitled Renren Asset Management, Ltd. and Fantastic Fiesta Ltd. vs. Elephant Talk Communications, Inc., in Orange County Superior Court Case No. 06CC09415 in California. On November 6, 2006, the case was dismissed without prejudice by the plaintiffs in that action.

On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing Chinawind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“Beijing Chinawind”), filed two lawsuits against Guangdong Elephant Talk Network Consulting Limited, a company organized and existing under the laws of the People’s Republic of China and an agent of the Company (“ETGD”), in the Beijing Civil Courts. The lawsuit alleges that a) ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “Agreement”), between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b) ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the Agreement, consideration of $1,000,000 through the issuance of 10,000,000 common shares of the Company valued at $0.10 per common share. The lawsuit further alleges that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction.

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

The Company has retained a legal counsel licensed to practice civil law in the People’s Republic of China who has advised the Company that Beijing Zhongrun's lawsuits are not supported by valid facts nor have sufficient legal evidence. Accordingly, the Company considers that the claims of Beijing Zhongrun are without merit and the Company plans to vigorously defend these lawsuits. However, it is important to note that the Company is not a party to the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Shareholders Meeting on October 24, 2006. The shareholders elected Mr. Russelle Choi, Mr. Pius Lam, Mr. Manu Ohri, Mr. Yves R. van Sante, Mr. Steven van der Velden, Mr. Erik E. De Jonghe and Mr. Johan De Jager to a one-year term as directors. Additionally, the shareholders ratified the appointment of Jimmy C. H. Cheung & Company as the Company's independent auditor. However, on January 23, 2007, Jimmy C. H. Cheung was dismissed as the Company’s auditors and replaced by Kabani & Company. Rising Water Capital, the Company’s majority shareholder, and certain other affiliates of the Company voted by proxy. As a result, all of the agenda items for consideration by our shareholders received an affirmative vote and were passed.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is traded on Over the Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “ETLK”. Prior to the merger with Elephant Talk on January 4, 2002, the Company’s common stock was traded under the symbol “SRUN”. The following table sets forth the range of high and low bid and asked quotations for the common stock (adjusted for 1 for 10 reverse stock split effected on January 22, 2002) during the two most recent years’ calendar quarters ended December 31, 2006 and 2005:

	High Bid	Low Bid	High Asked	Low Asked

March 31, 2005	$0.04	$0.04	$0.04	$0.04
June 30, 2005	0.04	0.04	0.04	0.04
September 30, 2005	0.03	0.03	0.03	0.03
December 31, 2005	0.06	0.05	0.06	0.05
March 31, 2006	0.22	0.05	0.22	0.05
June 30, 2006	0.20	0.07	0.20	0.07
September 30, 2006	0.16	0.11	0.16	0.11
December 31, 2006	0.13	0.07	0.13	0.07

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 2006, there were broker-dealers publishing quotes for the common stock.

Holders

At December 31, 2006, the Company had approximately 3,120 holders of record of its common stock. In addition, there are approximately 4,200 holders in the street name. The holders of common shares are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of common shares have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption of sinking fund provisions applicable to the common stock.

All of the Company’s issued stock has been issued pursuant to exemptions under the Securities Act of 1933, as amended, and nearly all of it would qualify for sale pursuant to either Rule 144 or Rule 144K under the Securities Act of 1933, as amended, provided that the conditions of the Rule are met. Approximately 30,314,174 and 19,116,972 common shares under Rule 144 shares were held by officers and directors that existed at December 31, 2006 and 2005, respectively.

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

The Company has no preferred stock issued or outstanding as of December 31, 2006.

Recent Sales of Unregistered Securities

On January 17, 2005, the Company entered into a Memorandum of Understanding with Beltrust AG, a corporation organized and existing under the laws of Switzerland (“Beltrust”), to acquire all of the issued and outstanding shares of Benoit Telecom Holding AG, a corporation organized and existing under the laws of Switzerland (“Benoit Telecom”). Benoit Telecom is a European-based telecom company. On November 17, 2006, the Company executed an Agreement of Purchase and Sale (the “Agreement”), with Beltrust and Elephant Talk Europe B.V., a corporation organization and existing under the laws of The Netherlands (the “Purchaser”), and a wholly owned subsidiary of the Company, providing for the purchase and sale of all of the issued and outstanding shares of Benoit Telecom by the Purchaser.

Pursuant to the Agreement, the Purchaser agreed to purchase from Beltrust all of the 100,000 issued and outstanding shares of Elephant Talk Communications Holding AG, formerly known as Benoit Telecom, in exchange for a) cash payment of $6,643,080 and b) 40,000,000 shares of the Registrant’s common stock. The parties acknowledged that $6,043,080 (equivalent to approximately Euros 4,625,000) had been previously paid by the Registrant on behalf of the Purchaser to an escrow agent as an earnest deposit. In addition, the remaining balance of the consideration, consisting of $600,000 of a cash payment and issuance of 40,000,000 shares by the Registrant, were to be transferred to Beltrust within 30 days of the closing. The 100,000 shares of Elephant Talk Communications Holding AG will be transferred to the Purchaser as of the closing pursuant to the terms of the Agreement.

The transactions contemplated by the Agreement were consummated on January 1, 2007, and the transaction was deemed to be closed for legal and accounting purposes on such date.

In connection with the acquisition of Benoit Telecom Holding AG from Beltrust AG, the Company issued a total of 40,000,000 shares of restricted common stock under the Agreement and the Company intends to rely on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended (the “Act”). The bases for the availability of this exemption include that 1) Beltrust is not a U.S. person and are not acquiring the shares of common stock of the Registrant for the account or for the benefit of any U.S. person and it is not a U.S. person who purchased the shares of common stock in a transaction that did not require registration under the Act; (2) Beltrust has agreed to resell such common stock only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (3) Beltrust has agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act; (4) Beltrust has consented to the certificate for the shares of common stock of the Registrant to contain a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration, and that hedging transactions involving the shares of common stock may not be conducted unless in compliance with the Act; and (5) Beltrust acknowledges that the Registrant has agreed to refuse to register any transfer of the shares of common stock not made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration.

On December 28, 2006, the Company signed five subscription agreements with the investors providing that they agreed to purchase 109,480,000 shares of restricted common stock of the Registrant, subject to the satisfaction of certain conditions precedent, including, but not limited to, an increase in the authorized common stock of the Company, in a transaction intended to be exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The consideration for purchase of such common stock amounted to $4,105,500. As of December 31, 2006, the Company received a funding of $944,500 against the purchase of such shares and no shares of common stock have been issued. Three of the investors are the directors of the Company. Furthermore, all the investors are affiliated with Q.A.T. Investments S.A., an investment company organized under the laws of Luxembourg and a control person of the Company.

In connection with the issuance of a total of 109,480,000 shares of restricted common stock under the subscription agreements, the Company intends to rely on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended (the “Act”). The bases for the availability of this exemption include that 1) Each investor is not a U.S. person and is not acquiring the shares of common stock of the Registrant for the account or for the benefit of any U.S. person and each investor is not a U.S. person who purchased the shares of common stock in a transaction that did not require registration under the Act; (2) Each investor has agreed to resell such common stock only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (3) Each investor has agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act; (4) Each investor has consented to the certificate for the shares of common stock of the Registrant to contain a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration, and that hedging transactions involving the shares of common stock may not be conducted unless in compliance with the Act; and (5) Each investor acknowledged that the Registrant has agreed to refuse to register any transfer of the shares of common stock not made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration.

On January 30, 2006, the Company issued as a partial consideration 5,000,000 restricted common shares valued at $250,000 to the owners of Beijing Chinawind in connection with its agent ETGD’s acquisition of 60% equity interest in Beijing Chinawind. The shares were valued at the closing market price of the shares on the date of execution of the agreement. On June 2, 2006, the Company issued an additional partial consideration of 5,000,000 restricted common shares valued at $250,000 to the owners of Beijing Chinawind in connection with its agent ETGD’s acquisition of 60% equity interest in Beijing Chinawind. The shares were valued at the closing market price of the shares on the date of execution of the agreement. The Company is in litigation with the owners of Beijing Chinawind, and has decided to abandoned its investment as of September 30, 2006. The Company has taken protective measures to ensure that the 10,000,000 common shares, issued to the owners of Beijing Chinawind through its agent ETDG, are restricted and non-tradable. The Company continues to pursue the return of these shares. The 10,000,000 shares issued by the Company were offered pursuant to an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

In this offering, we relied on the exemption from registration of Section 4(2) under the Securities Act, based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were a small number of offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing their shares, to the effect that they will not resell the stock unless their shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the acquisition by its agent ETGD of Beijing Chinawind and the issuance of the stock pursuant thereto took place directly between the Company on behalf of its agent ETGD and Beijing Chinawind shareholders.

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

Warrants

As of March 30, 2007, there was no warrants outstanding convertible to common stock. During the years 2006 and 2005, no warrants were converted into shares of common stock.

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

Plan of Operation

Elephant Talk Communications, Inc. is currently engaged in VOIP telecommunications and mobile SMS and other value added telecom services provider in China and Europe. In addition, it also offers highly reliable and competitively priced facility-based international long distance services as well as a PC-phone service over IP. With its completion of acquisition of Beijing Chinawind, the Company provides its mobile value added services to over 1 million customers in China. Our services include short message service, ring tone/wall-paper downloads and mobile e-commerce services. Our international call services are provided through an integrated network infrastructure comprising both the packet-switched system (IP based) and circuit switched system (conventional phone based) focusing on the Asia Pacific region as well Europe.

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

Material Transactions to an Understanding of our MD&A Discussion

On January 17, 2005, the Company entered into a Memorandum of Understanding to acquire all of the issued and outstanding shares of Benoit Telecom Holding A.G., a European telecom company from an accredited investor and owner based in Europe, and has delivered earnest deposits of $9,043,080 with an escrow trust company. The Company has completed its due diligence investigation of Benoit and completed its acquisition as of January 1, 2007.

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

After evaluating the processes to expand our business and the costs of setting up regional subsidiaries in the Middle East under the name ET ME&A, the Company decided to create a new holding company in Bahrain. On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L (“ET ME&A Holding”). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of December 31, 2006.

On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L ("ET ME&A Holding"). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of December 31, 2006.

On June 19, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Bahrain W.L.L. (“ET Bahrain”) to manage the Company’s operations in Bahrain. The registered capital of ET Bahrain is $387,787 and ET ME&A Holding owns 99% of the equity ownership in ET Bahrain. ET ME&A Holding has contributed $383,909 as its share of registered capital as of December 31, 2006. ET ME&A Holding and ET Bahrain have not yet begun operations.

On August 3, 2006, the Company formed and incorporated an entity under the name Elephant Talk Europe Holding BV (“ET Europe”), a private limited liability company registered in Amsterdam, Holland with an authorized capital of $113,670 (90,000 Euros). The Company owns 100% equity in ET Europe. The purpose of forming ET Europe was to help the Company conclude its pending acquisition of Benoit Telecom Holding AG. The Company has contributed $22,734 towards its share of the registered capital of ET Europe. On November 17, 2006, the Company executed the definitive Stock Purchase Agreement and completed its acquisition of Benoit Telecom Holding AG to be made effective on January 1, 2007.

On July 28, 2006, ET Europe participated in the incorporation of Elephant Talk Communications PRS UK Ltd. (“ET UK”), a company registered under the laws of United Kingdom. The registered capital of ET UK is $19760 and ET Europe has 51% ownership interest in ET UK. ET Europe has contributed $2,312 towards its share of ownership interest and $5,882 remains to be contributed as of December 31, 2006. ET UK was formed to expand ET Europe’s operations in United Kingdom. The operations have not yet begun as of December 31, 2006.

On September 12, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company under the name Elephant Talk Middle East & Africa Jordon (“ET Jordon”) to manage the Company’s operations in Jordon. The registered capital of ET Jordon is $210,918 (81,585 BHD) and ET ME&A owns 100% of the equity ownership in ET Jordon. ET ME&A Holding has contributed $210,918 as its 100% share of the registered capital as of December 31, 2006. ET Jordon has applied for the telecommunication licenses and has not begun its operations.

In order to successfully carry out its operations, the Company agreed to sell to Rising Water Capital pursuant to the execution of the Stock Purchase Agreement, 195,947,395 shares of the Company’s common stock for an aggregate purchase price of $7,837,896. The Stock Purchase Agreement provided that Rising Water Capital would be entitled to appoint six out of eleven directors of the Company. In addition, Rising Water Capital agreed to retain the current management of the Company for a five year term. The purpose of this transaction was to enable Rising Water Capital to infuse capital so that the Company could complete its pending acquisitions.

On December 15, 2005, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $3.5 million (the “Note”) to Rising Water Capital, in exchange for a loan in the same principal amount to be drawn down in stages. The Company has received all of the funding of $3.5 million Note by January 26, 2006. Assuming that the Note is fully converted into common stock, the Company would be obligated to issue 100,000,000 shares of common stock to Rising Water Capital as of December 31, 2006. None of the principal amount of the Note has been converted into shares of common stock as of April 14, 2007.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with Rising Water Capital. The 2nd Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this 2nd Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the 2nd Note holder when a demand for conversion is made. The Company has received the principal balance of $2,025,221 against the 2nd Note as of December 31, 2006 and further received cash consideration of $569,520 as of April 14, 2007.

In connection with the termination of the True Precise acquisition and cancellation of 20,137,500 shares of common stock issued to True Precise, the Company agreed to reissue to Rising Water Capital all of the 23,137,500 common shares received or to be received, as additional compensation for this failed acquisition. The successful consummation of the True Precise acquisition had been a condition of Rising Water Capital's obligation to purchase 195,947,395 shares of common stock pursuant to a Stock Purchase Agreement, dated June 30, 2005. The Company agreed to compensate RWC by issuing 23,137,500 additional restricted shares of common stock as compensation for the failed acquisitions of True Precise being the representation made by the Company in the Stock Purchase Agreement dated June 30, 2005 between the Company and RWC.

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

On September 25, 2006, the Vendor and a minority shareholder of Beijing Chinawind, filed two lawsuits against Guangdong Elephant Talk in the Beijing Civil Courts. The lawsuit alleges a) that Guangdong Elephant Talk failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “Agreement”), between Guangdong Elephant Talk and Beijing Zhongrun, which provided for the acquisition by Guangdong Elephant Talk from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b) that Guangdong Elephant Talk induced the minority shareholders of Beijing Chinawind to accept, pursuant to the Agreement, consideration of $1,000,000 through the issuance of 10,000,000 common shares of the Company valued at $0.10 per common share. The lawsuit further alleges that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction. Beijing Zhongrun has demanded that Guangdong Elephant Talk exchange the issued stock for $1,000,000, pay the outstanding payment under the Agreement and compensate Beijing Zhongrun for breach of contract in the sum of RMB524,664 (approximately $64,773). In the alternative, Beijing Zhongrun has asked the Court to void the Agreement and award compensation to Beijing Zhongrun for its economic loss in the amount of RMB6,591,000 (approximately $813,704). It is important to note that the lawsuits are not against ETCI and merely against the agent of the Company.

The Company has retained a legal counsel licensed to practice civil law in the People’s Republic of China who has advised the Company that Beijing Zhongrun's lawsuits are not supported by valid facts nor have sufficient legal evidence. Accordingly, the Company considers that the claims of Beijing Zhongrun are not against the Company and are without merit. The Company is vigorously defending these lawsuits. In November 2006, the Company decided to abandon its investment in Beijing Chinawind due to loss of control.

Comparison of the fiscal years ended December 31, 2006 and December 31, 2005

Our results of operations for 2006 consist of the operations of Elephant Talk Communications, Inc., its wholly owned subsidiary Elephant Talk Limited, its wholly owned subsidiary Full Mark Limited, its wholly-owned subsidiary Elephant Talk Europe Holding BV, its majority owned (51%) subsidiary Elephant Talk Communications PRS UK Ltd., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa Holding Bahrain W.L.L., its wholly owned subsidiary Elephant Talk Middle East and Africa Jordon LLC, and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC. The operations of Bejing China Wind were abandoned as of September 30, 2006 due to loss of control on the company. Our operations for 2005 consisted of operations of Elephant Talk Communications, Inc., its wholly owned subsidiary Elephant Talk Limited, its wholly owned subsidiary True Precise Technology Limited, its wholly owned subsidiary Full Mark Limited, and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.

Revenues and Cost of Revenues: The Company reported revenues of $158,292 and $282,417 for the years ended December 31, 2006 and 2005, respectively. Revenues consisted of telecommunications services such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers. The decline in revenues comes from price compression for long distance business voice services. The Company’s international business continues to experience significant pricing pressure on its products as we continue to penetrate the retail markets although the wholesale market continues to represent a large portion of our gross revenues. This, in addition to bankruptcies of some customers and industry players, resulted in reduction in circuits connected to customers related to their internal network consolidation and resulted in year-over-year decrease.

Cost of revenue was $144,727 and $252,900 for the years ended December 31, 2006 and 2005, respectively. Cost of revenue included cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services. Gross margin for the year ended December 31, 2006 was 8.5% of the revenues compared to 10.5% of the revenues for the year ended December 31, 2005. Gross margin decreased in 2006 due to the change in the revenue mix for the services provided to customers as well as the direct result of increases in pricing in the telecom markets without adequate volume offsets. Both the local voice revenue and long-distance revenue decreases were impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in Hong Kong and around the world.

Operating expenses: Selling, general and administrative (SG&A) expenses were $1,992,618 and $631,576 for the years ended December 31, 2006 and 2005, respectively. SG&A expenses increased by $1,361,042 or 215.5% in 2006 compared to 2005 primarily because the Company increased its legal and administrative costs in conducting due diligence of potential acquisitions, and costs incurred in expanding the operations of the Company in Middle East and Europe. During 2005, the Company controlled its business expenses through right-sizing the organization and recovering $330,934 of bad debts that were previously written-off in 2004. Stock compensation to officers, directors and employees were $433,557 and $402,875 for the years ended December 31, 2006 and 2005, respectively. Stock compensation expense remained relatively the same during 2006 as compared to 2005 primarily due to right sizing the personnel needs in 2005. Stock compensation paid to consultants was $0 and $20,000 for the years ended December 31, 2006 and 2005, respectively. Depreciation and amortization expense was $42,326 for the year ended December 31, 2006 compared to $56,230 for the same period in 2005 as majority of the property and equipment had been fully depreciated.

Other Income and Expenses: Interest income was $18,943 and $20,467 for the years ended December 31, 2006 and 2005, respectively. Other income was represented by interest income earned on amounts due from entities related to officers, directors and shareholders during 2006 and 2005. Interest expense was $592,618 in 2006 compared to $139,199 in 2005. Increase in interest expense in 2006 was due to Company obtaining additional loans from investor, bank and related parties to fund its operations. The Company recorded a gain of $32,031 in 2005 in settlement of its payables to a director whereas no such settlements were made in 2006.

Minority Interest: The Company’s majority owned subsidiaries Elephant Talk Europe BV, Elephant Talk Limited, Elephant Talk Middle East & Africa Holding WLL Bahrain and Elephant Talk Middle East & Africa FZ-LLC incurred losses of $1,794,562 from operations during the year ended December 31, 2006. The Company recorded a loss of $117,824 attributable to minority shareholders’ interest in the accompanying financial statements as of December 31, 2006. During 2005, the Company’s majority owned subsidiary Elephant Talk Middle East & Africa FZ-LLC incurred a loss of $16,630 from operations from the date of inception of business on September 26, 2005 through December 31, 2005. The Company recorded a loss of $8,225 from operations attributable to minority shareholders’ interest for the year ended December 31, 2005.

Discontinued operations: The Company discontinued operations of Beijing Chinawind and abandoned its investment effective September 30, 2006 since the Company’s agent lost control over the operations of Beijing Chinawind. The Company recorded in the accompanying financial statements as of December 31, 2006, an income of $232,247 from the operations of Beijing Chinawind from January 6, 2006 (the date of acquisition) to the date of abandonment (September 30, 2006). The Company recorded a loss of $2,152,247 on abandonment of its investment in Beijing Chinawind in the accompanying financial statements for the year ended December 31, 2006. The Company discontinued operations of a majority (60%) owned subsidiary, True Precise and recorded a loss from discontinued operations of $7,229 during 2005. The Company recorded a gain of $7,229 from the disposal of True Precise’s operations during 2005. Upon completion of selling the operations of True Precise, the Company acquired the remaining 40% equity in True Precise it did not own, making True Precise a wholly owned subsidiary of the Company as of December 31, 2005.

Comprehensive Loss: The Company records foreign currency translation gains and losses as comprehensive income or loss. The company recorded a gain of $21,133 for the year ended December 31, 2006 compared to a gain of $644 for the year ended December 31, 2005 due to foreign currency translations.

Liquidity and Capital Resources: The Company's principal capital requirements during the year 2007 are to fund the internal operations and complete the pending acquisitions of growth-oriented telecommunications and related businesses in Europe, Asia and Middle East. The Company plans to raise the necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company continues to actively pursuing additional credit facilities with investors and financial institutions in Hong Kong, Europe, Middle East and USA as a means to obtain new funding. The Company’s management estimates that it currently has the necessary funds to operate for the next twelve months without raising additional capital.

As shown in the accompanying financial statements, the Company incurred a net loss of $4,829,665 for the year ended December 31, 2006 as compared to a net loss of $1,214,193 for the same period in 2005. Additionally, the Company’s current liabilities exceeded its current assets by $3,181,589 at December 31, 2006. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Elephant Talk's ability to continue as a going concern. Based upon above, the Company’s independent auditors have issued a going concern opinion as the Company does not have sufficient funds available to operate for the next twelve months.

Operating activities: Net cash used in operating activities for the year ended December 31, 2006 was $1,330,061. The increase in net cash used in operating activities resulted primarily due to the increase in loss of $3,555,472 in 2006, increase in accounts receivable of 81,692, decrease in prepaid expenses, deposits and other assets of $158,203, increase in accrued expenses and other payable of $198,291, increase in minority interest of $10,698 and increase in accrued interest of $683,548.

Investing activities. Net cash used in investing activities for the year ended December 31, 2006 was $1,705,535. Cash was used by the Company in making payments of $1,420,000 for its investment in Beijing Chinawind and for purchase of property and equipment of $113,731, and cash paid for deposits amounting to $171,804.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2006 was $3,124,159. The Company received in cash $2,954,921 from Rising Water Capital against the convertible promissory notes executed by the Company. The Company received in partial payment $944,500 from sale of 109,480,000 restricted shares to five investors on December 28, 2006. The Company made advances and payments of $941,504 on its bank loans and third parties.

As a result of the above activities, the Company had a cash and cash equivalent balance of $332,001 as of December 31, 2006, a net increase in cash and cash equivalents of $133,185 for the year ended December 31, 2006. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its Common Shares and fulfilling its plan of restructuring as outlined above.

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

Impact of Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

In compliance with FAS No. 148, for the fiscal year 2005, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

The Company did not grant any options during the year ended December 31, 2006 and 2005.

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

Off Balance Sheet Arrangements

The Company has no off Balance Sheet arrangements at December 31, 2006.

The Board of Directors and its Committees

During the calendar year 2006, the Board held four (4) meetings. Messrs Choi, Ohri attended 100% of the meetings and the elected Board members attended all of the meetings since attaining their directorships.

The Company has no Compensation or Nominating Committees.

Options Committee

The Options Committee’s function is to review, make recommendations, maintain and implement those option grants of options promulgated by it and approved by the Board of Directors. Directors Choi and Lam comprise the membership of this committee.

Audit Committee

The Audit Committee’s function is to review with the Company’s independent public accountants and management, the annual financial statements and independent public accountants’ opinion. Its responsibilities include reviewing the scope and results of the examination of the Company’s financial statements by the independent public accountants, approving all professional services performed by the independent public accountants and all related fees paid in connection with such services and recommending the retention of the independent public accountants to the board, subject to ratification by the shareholders. Additionally, the Committee periodically reviews the Company’s accounting policies, internal accounting and financial controls. The members of the Audit Committee are Messrs Velden and Ackermans. During the calendar year 2006, the Audit Committee held one meeting to ratify the appointment of the Company’s independent accountants.

Item 7. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	36 - 37

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006	38

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005	39

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005	40

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005	41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	42 - 57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Elephant Talk Communications, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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
May 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Elephant Talk Communications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Elephant Talk Communications, Inc. as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elephant Talk Communications, Inc. as of December 31, 2006 and the consolidated results of its operations and comprehensive loss and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company had a loss of $4,829,665, a working capital deficit of $3,181,589 an accumulated deficit of $16,962,100 and cash used in operations of $1,330,061. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 19. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 30, 2007

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$332,001
Accounts receivable, net	18,929
Loans receivable	3,606,983
Prepaid expenses and other current assets	169,810
Total current assets	4,127,723

PROPERTY AND EQUIPMENT - NET	158,234

OTHER ASSETS
Deposits	40,247
Due from related parties	326,029
Earnest deposit for acquisitions	9,043,080
Total other assets	9,409,356

TOTAL ASSETS	$13,695,313

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$171,819
Accounts payable and customer deposits	51,549
Deferred revenue	105,105
Accrued expenses	453,551
Accrued interest	666,048
Shares to be issued	4,782,396
Loans payable	883,010
Due to related parties	195,834
Total current liabilities	7,309,312

LONG-TERM LIABILITIES
Convertible promissory note	5,525,221

TOTAL LIABILITIES	12,834,553

MINORITY INTEREST	127,455

COMMITMENT AND CONTINGENCIES	--

STOCKHOLDERS' EQUITY
Preferred stock Class B, no par value, 5,000,000 shares authorized, none issued and outstanding	--
Common stock, no par value, 250,000,000 shares authorized, 238,265,927 issued and outstanding	17,814,933
Subscriptions receivable	(9,683)
Loans receivable	(120,000)
Accumulated comprehensive income	10,175
Accumulated deficit	(16,962,100)
Total stockholders' equity	733,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,695,313

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2006	2005

REVENUES, net	$158,292	$282,417

COST OF REVENUE	144,727	252,900

GROSS PROFIT	13,565	29,517

OPERATING EXPENSES
Selling, general and administrative	1,992,618	635,201
Compensation to officers, directors and employees	433,557	399,250
Compensation to consultants	--	20,000
Depreciation and amortization	42,326	56,230
Total operating expenses	2,468,503	1,110,681

LOSS FROM OPERATIONS	(2,454,938)	(1,081,164)

OTHER INCOME (EXPENSE)
Interest income	18,943	20,467
Interest expense	(592,618)	(139,199)
Loss on currency fluctuations	--	(53,753)
Gain on settlement of payables	--	32,031
Miscellaneous income	1,923	--
Total other expense	(571,752)	(140,454)

LOSS BEFORE INCOME TAXES	(3,026,689)	(1,221,618)
Income taxes	800	800

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(3,027,489)	(1,222,418)

MINORITY INTEREST	(117,824)	(8,225)

LOSS BEFORE DISCONTINUED OPERATIONS	(2,909,665)	(1,214,193)

DISCONTINUED OPERATIONS
Income from operations of abandoned entity	232,247	7,229
Abandonment of investment	(2,152,247)	(7,229)
	(1,920,000)	--

NET LOSS	$(4,829,665)	$(1,214,193)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	21,133	644
	21,133	644

COMPREHENSIVE LOSS	$(4,808,532)	$(1,213,549)

Net loss per common share and equivalents - basic and diluted
Loss from continuing operations	$(0.02)	$(0.01)
Loss from discontinued operations	$(0.01)	$0.00
	$(0.03)	$(0.01)
Weighted average shares outstanding during the period - basic and diluted	173,863,813	109,772,900

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common		Shares Issued as	Subscriptions	Earnest	Other Comprehensive	Accumulated	Total Stockholders
Description	Shares	Amount	Advances	Receivable	Deposit	Income (Loss)	Deficit	Equity (Deficit)

Balance - December 31, 2004	51,968,681	$9,846,748	$--	$--	$480,000	$(11,602)	$(10,918,242)	$(1,563,096)

Shares issued to directors for fees	327,776	20,000	--	--	--	--	--	20,000
Shares issued to officers for compensation	7,821,965	379,250	--	--	--	--	--	379,250
Shares issued to directors for settlement of debt	989,166	37,588	--	--	--	--	--	37,588
Shares issued as earnest deposit - PhoneTone acquisition	20,000,000	720,000	--	--	(720,000)	--	--	--
Shares issued for True Precise acquisition	19,137,500	956,875	--	--	--	--	--	956,875
Cancellation of shares issued for True Precise acquisition	(20,137,500)	(1,076,875)	--	--	480,000	--	--	(596,875)
Sale of shares -RWC	100,000,000	4,000,000	--	--	--	--	--	4,000,000
Shares issued to consultants for services	400,000	20,000	--	--	--	--	--	20,000
Shares cancelled as a result of termination of acquisition	(2,252,500)	(301,835)	--	--	--	--	--	(301,835)
Shares issued and not cancelled	(747,500)	(58,165)	--	--	--	--	--	(58,165)
Uncollectible stock subscriptions	--	--	--	(8,991)	--	--	--	(8,991)
Comprehensive income	--	--	--	--	--	644	--	644
Net loss	--	--	--	--	--	--	(1,214,193)	(1,214,193)
Balance - December 31, 2005	177,507,588	14,543,586		(8,991)	(720,000)	(10,958)	(12,132,435)	$1,671,202

Shares issued to officers for compensation	28,108,339	348,847		--	--	--	--	348,847
Shares issued to consultants for services	2,400,000	120,000	(120,000)	--	--	--	--	--
Shares issued to employee for compensation	250,000	22,500	--	--	--	--	--	22,500
Shares issued as earnest deposit - Beltrust	40,000,000	3,000,000	--	--	--	--	--	3,000,000
Cancellation of shares issued for PhoneTone acquisition	(20,000,000)	(720,000)	--	--	720,000	--	--	--
Shares issued for acquisition	10,000,000	500,000	--	--	--	--	--	500,000
Stock subscriptions receivable	--	--	--	(692)	--	--	--	(692)
Comprehensive income	--	--	--	--	--	21,133	--	21,133
Net loss	--	--		--	--	--	(4,829,665)	(4,829,665)
Balance - December 31, 2006	238,265,927	$17,814,933	$(120,000)	$(9,683)	$--	$10,175	$(16,962,100)	$733,325

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,829,665)	$(1,214,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,326	56,230
Provision for uncollectible stock subscriptions		(8,991)
Issuance of stock for compensation and services	371,347	402,250
Provision for uncollectible amounts	65,968	17,293
Gain on disposal of subsidiary	(232,247)	(7,229)
Loss from discontinued operations	2,152,247	7,229
Minority interest	117,824	41,638
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(81,692)	1,613
(Increase) Decrease in prepaid expenses, deposits and other assets	158,203	54,777
Increase (Decrease) in accounts payable and customer deposits	15,420	(156,796)
Decrease in deferred revenue	(2,327)	(12,466)
Increase in accrued expenses and other payable	198,291	80,627
Increase in minority interest	10,698	--
Increase in accrued interest	683,548	--
Net cash used in operating activities	(1,330,061)	(738,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(113,731)	(15,020)
Cash paid for deposits	(171,804)	--
Cash paid for investment in subsidiary	1,420,000	(792,821)
Earnest deposit on acquisitions, net	--	(8,070,977)
Net cash used in investing activities	(1,705,535)	(8,878,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes/loans	--	(250,000)
Cash overdraft	72,486	16,515
Proceeds (payments) from bank loans	(82,577)	55,099
Proceeds from note payable	2,954,921	2,570,300
Proceeds from sale of shares	944,500	7,837,896
Cash from formation of subsidiary	176,332	--
Proceeds from related parties	--	25,314
Proceeds (Payments) to related parties	--	(507,747)
Net cash provided by financing activities	3,124,159	9,747,377

EFFECT OF EXCHANGE RATES ON CASH	44,622	644

NET INCREASE IN CASH	133,185	131,185

CASH, BEGINNING OF THE YEAR	198,816	67,631

CASH, END OF THE YEAR	$332,001	$198,816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$--	$48,308

Cash paid during the period for income taxes	$800	$800

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Nature of Operations

Elephant Talk Communications, Inc. (herein referred to as “Elephant Talk”, “ETCI” or “Company” formerly known as Staruni Corporation), was incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation. Altius was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation. On January 4, 2002, the Staruni Corporation merged with Elephant Talk Limited, a limited company incorporated in Hong Kong, and amended the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the acquisition, and to emphasize that the Company’s new focus will be the business of Elephant Talk Limited. Elephant Talk Limited is currently engaged in long distance telephone business and actively pursuing to position itself in mobile value-added service provider in China

(B) Use of Estimates

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

(D) Foreign Currency Translation

The functional currency was the Hong Kong Dollar for the subsidiary Elephant Talk Limited, and Euros for the Elephant Talk Europe Holding BV for the year ended December 31, 2006. The December 31, 2006 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred. Majority of the Company’s property and equipment is located in Hong Kong.

(F) Interest Expense

The Company uses a credit facility with a bank for its working capital requirements. Interest expense is calculated in accordance with the borrowing rate accepted by the Company pursuant to a credit arrangement with the bank when funds are drawn against the credit facility. Interest expense is calculated in accordance with the interest rate accepted by the Company on its note payable to an investor. Interest expense for the years ended December 31, 2006 and 2005 was $592,618 and $139,199, respectively, principally incurred on borrowings under the loans received from the bank and notes payable.

(G) Carrier Deposit

The Company has deposited security deposits with telecommunication carriers during the course of its operations. As of December 31, 2006, the Company has made security deposits of $40,247 with the telecommunication carriers. The deposits are refundable at the conclusion of the business relationship with the carriers.

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

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue on the performance of services. Deferred revenue was $105,105 as of December 31, 2006.

(J) Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The Company had 11,734,073 and 54,052,605 potentially diluted common shares from the conversion of convertible note payable as of December 31, 2006 and 2005, respectively.

(K) Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company did not impair any property and equipment for the years ended December 31, 2006 and 2005, respectively.

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

(O) Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

In compliance with FAS No. 148, for the fiscal year 2005, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

The Company did not grant any options during the year ended December 31, 2006 and 2005.

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

(T) Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2006 included the accounts of Elephant Talk Communications, Inc., its wholly owned subsidiary Elephant Talk Limited, its wholly owned subsidiary Full Mark Limited, its wholly-owned subsidiary Elephant Talk Europe Holding BV, its majority owned (51%) subsidiary Elephant Talk PRS UK Ltd., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa Holding Bahrain W.L.L., its wholly owned subsidiary Elephant Talk Middle East and Africa Jordon LLC, and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC. The consolidated financial statements for the year ended December 31, 2005 consisted of operations of Elephant Talk Communications, Inc., its wholly owned subsidiary Elephant Talk Limited, its wholly owned subsidiary True Precise Technology Limited, its wholly owned subsidiary Full Mark Limited, and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC. Minority interest principally represents minority shareholders’ proportionate share of equity in our consolidated subsidiary Elephant Talk Middle East and Africa FZ-LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

(U) Supplemental Disclosure of Non-cash Investing and Financing Activities

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The cash flow statements do not include the following non-cash investing and financing activities.

In 2006, the Company issued 10,000,000 common shares valued at $500,000 towards the consideration for acquisition of Beijing China Wind. The common shares were valued at the closing market price of the share price on the date of execution of the agreement. In addition, the Company issued 40,000,000 shares of common stock valued at $3,000,000 as earnest deposit for an acquisition of Benoit Telecom Holding AG and 2,400,000 shares valued at $120,000 as an advance to Benoit Telecom Holding AG. The Company also cancelled 20,000,000 restricted common shares valued at $720,000 to a third party as earnest deposit for acquisition of 100% ownership interest in Phonetone Telecom Limited as the transaction was rescinded in 2006.

In 2005, the Company issued 20,000,000 restricted common shares valued at $720,000 to a third party as earnest deposit for acquisition of 100% ownership interest in Phonetone Telecom Limited.

NOTE 2  ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2006 amounted to $18,929.

For the years ended December 31, 2006 and 2005, the Company wrote-off bad and doubtful accounts of $0 and $17,293, respectively, in its consolidated statements of operations.

NOTE 3    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2006 consist of the following:

Interest receivable	$18,749
Prepaid insurance	2,495
Prepaid VAT taxes	3,004
Other	145,562
$169,810

Other current assets include fully refundable advances made to a third party in connection with its proposed acquisition of Phonetone Telecom Limited from Calfin Trust. The Company and Calfin Trust mutually agreed to terminate the transaction and executed a Rescission Agreement on October 30, 2006. The Company has received a payment of $80,000 on November 6, 2006 towards its earnest deposit and expects to receive the balance of $145,562 in full.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consisted of the following:

Office and computer equipment	$2,145,128
Network infrastructure	10,868
Leasehold improvements	6,410
Furniture and fixtures	91879
2,254,285
Less accumulated depreciation and amortization	(2,096,051)
$158,234

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $42,326 and $56,230, respectively.

NOTE 5  LOAN RECEIVABLES

As of December 31, 2006, the Company advanced $3,606,983 to Benoit Telecom Holding AG (“Benoit Telecom”), a European telecom entity for their working capital requirements while the Company was completing its due diligence of its proposed acquisition of Benoit Telecom (Note 6). The advances made by the Company during the year ended December 31, 2006, are deemed fully recoverable. Subsequent to the year ended December 31, 2006, Benoit Telecom was acquired by the Company (Note 21).

Pursuant to the terms of Funding and Promise of Repayment executed on February 15, 2005 for the continuation, built-up of the business and the telecommunications network, the Company agreed to assume responsibility for providing funding to Benoit Telecom, and Benoit Telecom promised to re-pay the amount advance to the Company. In case parties did not enter into the Securities Purchase Agreement (SPA), the funding provided by the Company will be repaid by Benoit Telecom to the Company. In the event the parties do enter into SPA, Benoit Telecom’s obligation to re-pay the funds advanced will be discharged. As security for repayment of this funding, the Company was granted a security interest in Benoit Telecom’s assets.

Pursuant to the terms of the Security Agreement executed on February 15, 2005 and subsequently amended on April 15, 2005, it was stipulated that the Company agreed to provide funding to Benoit Telecom at various interval loans up to a maximum amount of Four Million Dollars ($4,000,000).

The Company also issued 2,400,000 shares to a consultant to perform services on behalf of Benoit Telecom. The Company has recorded such issuance of shares as an advance to Benoit Telecom and has recorded the fair value of the shares of $120,000 as contra equity in the accompanying financials.

During 2005, the Company had advanced $65,968 to a third party for its proposed acquisition of the operations of its business. The Company completed its due diligence and mutually agreed with the third party to rescind its proposed acquisition. The Company was not able to collect on the advances made to the third party and wrote-off such advances of $65,968 as bad and doubtful debts in its consolidated statements of operations as of December 31, 2006. The Company did not write off any such advances during the year ended December 31, 2005.

NOTE 6  EARNEST DEPOSITS FOR ACQUISITIONS

On January 17, 2005, the Company entered into a Memorandum of Understanding with Beltrust AG, a European investor, to acquire all of the issued and outstanding shares of Benoit Telecom. As of December 31, 2006, the Company had made a) cash advances of $6,043,080 as earnest deposit with an escrow trust company, b) issued 40,000,000 restricted common shares valued at $3,000,000. The shares were valued at the closing market price of the shares of the Company on the date of their issuances, pursuant to EITF 96-18 which requires that the fair value of equity instruments to be measured at the fair value of shares as of the earlier of the date of performance commitment or when the counterparty’s performance is complete. Benoit Telecom has executed a promise to repay and a security agreement with the escrow trust company to repay the full earnest deposit if the acquisition is not consummated for any reason. The Company executed a Definitive Agreement and completed its acquisition of Benoit Telecom on January 1, 2007. An officer and director of a subsidiary of the Company became an officer and director of an entity owned by Benoit Telecom.

The Company has recorded $9,043,080 as earnest deposits for its proposed acquisition of Benoit Telecom in the accompanying financial statements as of December 31, 2006.

NOTE 7 DISCONTINUED OPERATIONS

On January 4, 2006, the Company, through its agent Guangdong Elephant Talk Network Consulting Limited (“ETGD”), entered into an agreement to acquire sixty percent (60%) of the registered capital of Beijing China Wind. Pursuant to the Agreement, the purchase price for 60% of Beijing China Wind was agreed to be $4,800,000, subject to adjustments based on Beijing China Wind’s audited net income for fiscal years 2005 and 2006, and is payable (a) in cash of $2,800,000 in five installments, the last of which is to be paid on January 31, 2007, and (b) by issuance of 20,000,000 restricted common shares valued at $0.10 per share to the owners of Beijing China Wind in four equal installments, the last of which is to be issued on January 31, 2007. The owners of Beijing China Wind have the right to exercise an option within 30 days after July 31, 2007 to return the 20,000,000 restricted common shares either in exchange for a 25% equity interest in Beijing China Wind or for settlement in cash within 90 days. The Company on behalf of its agent ETGD has issued 10,000,000 restricted common shares valued at $500,000 and has made cash payments of $1,420,000 to the owners of Beijing China Wind towards ETGD’s 60% ownership equity in Beijing China Wind as of September 30, 2006. The restricted common shares were valued at the closing market price of shares on the day of execution of the agreement. If Beijing China Wind is able to achieve the net profits and revenue targets for 2006 as agreed pursuant to the terms of the Agreement, ETGD will have a obligation to pay $1,380,000 in cash and 10,000,000 restricted shares of common stock of the Company on or before January 31, 2007 for the agreed purchase price of $4,800,000 for ETGD’s 60% equity ownership in Beijing China Wind.

Investment in Beijing China Wind Telecommunication Information Technology Co. Limited

Consideration payable for Beijing China Wind on acquisition date January 4, 2006:
Cash payable	$1,600,000
Common shares to be issued - 20,000,000 shares	1,000,000
Total consideration payable	$2,600,000

Fair value of net assets received on acquisition date January 4, 2006:
Cash	$95,786
Accounts receivable, net of allowances	1,071,595
Other receivables and prepayments	36,256
Due from directors	323,657
Due from a related company	3,849
Property and equipment, net	218,471
Other assets	1,712,510
Accounts payable	(437,943)
Other payables and accrued expenses	(926,781)
Value added tax payable	(47,289)
Notes payable	(30,544)
Due to stockholders	(27,253)
1,992,314
Minority interest - 40%	(796,926)
$1,195,388
Goodwill	1,404,612
Total consideration	$2,600,000

The Company recorded goodwill on consolidation of its acquired entities in the total amount of $3,117,123 upon completion of acquisition of Beijing Chinawind. Beijing Chinawind revenues and profitability have consistently declined over several months due to the change in business outlook and change in telecom policies of network carriers in China. The Company is currently in litigation with the shareholders of Beijing Chinawind as described in Note 18, and has evaluated its legal options in connection with its wholly-owned subsidiary ETGD’s investment in Beijing China Wind. The Company has taken a position to abandon its investment in Beijing Chinawind since ETGD lost its control over the operations of Beijing Chinawind. The Company decided to discontinue its operations effective September 30, 2006 and recorded a loss of $2,152,247 from abandoning Beijing Chinawind’s operations. The Company has placed restrictions on the tradability of the 10,000,000 shares issued to the owners of Beijing Chinawind and is pursuing the return of such shares.

NOTE 8  DUE FROM RELATED PARTIES

The Company provided guarantees to third parties for funds advanced by them to entities that officers and/or shareholders have an ownership interest in. The funds were advanced to these entities prior to 2002. The balances of funds advanced as of December 31, 2006 are:

Due from ET Network Services, Ltd.	$311,703
Due from entities related to shareholders	14,326
$326,029

The amounts are due on demand, unsecured and carry interest at the rate of six percent (6%) per year. Total interest income from the related parties amounted to $18,749 and $19,716 for the years ended December 31, 2006 and 2005.

NOTE 9  LOANS PAYABLE

Loans payable at December 31, 2006 are summarized as follows:

Installment loan payable, bank, monthly principal and interest payments of $12,804 including interest at bank's prime rate plus 1.5% per annum, 9.5% at December 31, 2006, due December 24, 2006, secured by personal guarantees of two shareholders, a director, and a third party	$326,037

Installment loan payable, bank, monthly principal and interest payments of $2,924 including interest at bank's prime rate plus 1.5% per annum, 9.5% at December 31, 2006, due December 24, 2011, secured by personal guarantees of three shareholders and a director	190,306

Installment loan payable, bank, monthly principal and interest payments of $1,751 including interest at bank's prime rate plus 1.5% per annum, 9.5% at December 31, 2006, due June 28, 2009, secured by personal guarantees of three shareholders and a director	84,615

Term loan payable, bank, monthly payments of interest at bank's prime rate, 8.0% at December 31, 2006	282,052
$883,010

The Company has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which the Company has borrowed funds from the bank under three installment loans and a term loan arrangements. The Company is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $164,950 as of December 31, 2006. As a result of the default, the entire loan balance outstanding at December 31, 2006 is immediately due and payable to the bank. Furthermore, the Company is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. The Company has recorded $72,316 and $41,798 in interest expense and default interest expense on loans payable as of December 31, 2006 and $29,157 and $21,070 in interest expense as of December 31, 2005.

NOTE 10  CONVERTIBLE PROMISSORY NOTE

On December 15, 2005, the Company executed on a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), funds to be drawn in stages. The Note is convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) of principal amount per share of common stock. The Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of $0.035, on the closing of agreement. The conversion right of the Note is not an absolute right of RWC, nor is it an unconditional obligation of the Company. Rather, the Note is convertible to the extent that the Company has sufficient authorized common stock. In that regard, there are currently 5,586,573 shares out of the Company’s 250,000,000 authorized common shares available for issuance upon conversion. The Note has a term of thirty (30) months during which time interest at the rate of 10% per annum will accrue from the date advances drawn by the Company. The Note is secured by shares owned or to be owned by the Company in its proposed acquisitions of entities for which the Company has made earnest deposits. The Note will be paid in full at the end of the thirty month term with a balloon payment of principal and accrued interest. RWC has not converted the principal drawn by the Company as of December 31, 2006 in exchange for the common shares of the Company. As of December 31, 2006, the Company has drawn the entire principal of $3.5MM and recorded accrued interest of $376,973 in the accompanying financial statements at December 31, 2006.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with Rising Water Capital, an investor. The 2nd Note has a term of thirty (30) months, during which time interest on the Principal Amount will accrue from the date of this 2nd Note at an annual interest rate of 10%. The 2nd Note will be paid in full at the end of the thirty month term with a balloon payment of principal and interest accrued. The 2nd Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this 2nd Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the 2nd Note holder when a demand for conversion is made. The 2nd Note is secured by shares owned or to be owned by the Company in the entities Beijing China Wind, ET ME&A Holding and ET ME&A. As of December 31, 2006, the Company has received the principal balance of $2,025,221 and has recorded accrued interest of $113,376 in the accompanying financial statements for the year ended December 31, 2006.

NOTE 11 DUE TO RELATED PARTIES

The Company received advances from entities that certain officers and/or shareholders have an ownership interest. The balances as of December 31, 2006 are:

Due to entities related to certain officers, directors and shareholders	$158,612
Due to directors	37,222
$195,834

The amount due to entities related to certain officers, directors and shareholders is due on demand, unsecured and carry interest at the rate of six percent (6%) per year. Total interest expense due to related parties amounted to $11,750 and $9,605 for the years ended December 31, 2006 and 2005, respectively.

NOTE 12 STOCKHOLDERS' EQUITY

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 238,265,927 common shares issued and outstanding. The holders of Common Stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions per share, with respect to the Common Stock when, as and if declared by the Board of Directors from funds legally available therefore. No holders of any shares of Common Stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of Common Stock.

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

During the year ended December 31, 2006, the Company issued 1,058,475 restricted common shares valued at $116,625 as compensation to directors for services rendered. The shares were valued at the closing market price on the first day of each month for the months for which services were performed. The Company issued 2,111,105 restricted common shares valued at $232,222 as bonus to the directors and officers. The common shares were valued at the closing market price of the shares on the date of issuance. The Company also issued 24,938,759 common shares to three directors in consideration of such directors raising the capital funding pursuant to the share purchase agreement with Rising Water Capital. The value of common shares issued was adjusted against the funds raised by the Company. The Company entered into an agreement with an employee and issued 250,000 restricted common shares valued at $22,500 for compensation earned. The common shares were valued at the closing market price of the shares on the date of issuance. The Company issued as a partial consideration 40,000,000 restricted common shares valued at $3,000,000 to the assignee of Beltrust AG in connection with its acquisition of Benoit Telecom. The shares were valued at the closing market price of the shares on the date of issuance.

On May 24, 2004, the Company issued 5,100,000 restricted common shares to four shareholders of New Times Navigation Limited (“New Times”) valued at $683,400 and 37 unsecured convertible promissory notes amounting to $3,600,000 as consideration for purchase of its 30% equity investment interest in New Times. Both parties mutually rescinded the purchase transaction on December 10, 2004 and the shareholders of New Times were required to return to the Company 5,100,000 common shares and $3,600,000 of the unsecured convertible promissory notes as part of Company’s consideration towards its 30% investment interest in New Times. On February 22, 2005, the Company cancelled 2,252,500 common shares and $1,860,000 of unsecured convertible promissory notes received from New Times shareholders. The remaining 2,847,500 common shares valued at $381,565 and $1,740,000 of unsecured convertible promissory notes are yet to be received by the Company from New Times shareholders and will be cancelled upon receipt of such shares and notes. The Company has taken protective measures to ensure that the 2,847,500 common shares are restricted and non tradable. The Company has recorded such common shares as shares issued to be cancelled at December 31, 2006.

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

Pursuant to a Stock Purchase Agreement, on June 30, 2005, the Company sold to an accredited investor Rising Water Capital 195,947,395 restricted common shares for a total cash consideration of $7,837,896. As of December 31, 2006, the Company has issued to RWC 100,000,000 of its restricted common shares valued at $4,000,000. The common shares were valued at $0.04 cents per share pursuant to the terms of the agreement. The remaining 95,947,395 common shares to RWC valued at $3,837,896 have not been issued to RWC as of December 31, 2006. The Company has recorded such shares issued to be issued as a liability in the accompanying financials as of December 31, 2006.

Pursuant to a Stock Purchase Agreement, on December 28, 2006, the Company agreed to sell 109,480,000 restricted common shares to five accredited investors for a total consideration of $4,105,500. As of December 31, 2006, the shares were valued at 50% discount over the last five days average market price on the date of execution of the agreement. The Company has received a cash consideration of $946,005 and recorded the amount received as payable to third parties as of December 31, 2006. The Company has not issued any common shares to the investors as of December 31, 2006. The Company has recorded such shares issued to be issued as a liability in the accompanying financials as of December 31, 2006.

Pursuant to an Agreement, on January 2, 2006 the Company advanced 2,400,000 shares restricted common shares valued at $120,000 to Benoit Telecom for issuance to their consultant for services rendered. The Company has recorded the advance to Benoit as contra equity in the accompanying financial statements as of December 31, 2006.

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

(C) Common Shares Issued to Officers and Directors for Compensation

During the year ended December 31, 2006, the Company issued 1,058,475 restricted common shares valued at $116,625 as compensation to directors for services rendered. The shares were valued at the closing market price on the first day of each month for the months for which services were performed. The Company issued 2,111,105 restricted common shares valued at $232,222 as bonus to the directors and officers. The common shares were valued at the closing market price of the shares on the date of issuance.

The Company also issued 24,938,759 common shares to three directors in consideration of such directors raising the funding pursuant to the share purchase agreement with Rising Water Capital. The value of common shares issued was adjusted against the funds raised by the Company.

During 2005, the Company issued 8,149,741 restricted common shares valued at $399,250 as compensation to officers and directors for salaries and fees for attending Board meetings. The common shares were valued at the closing market price of the common shares on the first day of each month. The Company recorded $348,847 and $582,602 as compensation expense for the years ended December 31, 2006 and 2005, respectively.

NOTE 13 RELATED PARTY TRANSACTIONS

(A) Wiseley International Limited

The Company paid $55,846 and $49,725 in business consulting and management advisory fees to an entity owned and controlled by a director for the years ended December 31, 2006 and 2005, respectively. This amount is reflected as general and administrative expenses for the years ended December 31, 2006 and 2005.

(B) Wellgear Far East Limited

The Company paid $85,385 and $58,500 in business consulting and management advisory fees to an entity owned and controlled by a director for the years ended December 31, 2006 and 2005, respectively. This amount is reflected as general and administrative expenses for the years ended December 31, 2006 and 2005.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate offices space with an affiliate under a month-to-month operating lease. Monthly rental expense under the leases is $4,575 per month. The Company’s majority owned subsidiary leases its office space from a third party. The lease term is for one year and monthly rent expense is $1,085 per month. The Company’s USA hosting facility space is leased from a third party at a monthly rent of $2,694. The lease term expires on April 30, 2008. Rent expense under operating leases for the years ended December 31, 2006 and 2005 was $53,944 and $40,220, respectively. Lease commitments for the years ended December 31, 2007 and 2008 are $60,814 and $11,384, respectively.

On January 4, 2006, the Company, through its agent Guangdong Elephant Talk Network Consulting Limited (“ETGD”), entered into an agreement to acquire sixty percent (60%) of the registered capital of Beijing Chinawind (Note 7). Beijing Chinawind passed a board resolution without ETGD’s consent and also rejected ETGD’s request for financial information. The Company is currently in litigation with the shareholders of Beijing Chinawind. The Company has taken a position to abandon its investment in Beijing Chinawind since ETGD lost its control over the operations of Beijing Chinawind and decided to discontinue its operations effective September 30, 2006 and recorded a loss of $2,152,247 from abandoning Beijing Chinawind’s operations. The Company has placed restrictions on the tradability of the 10,000,000 shares issued to the owners of Beijing Chinawind and is pursuing the return of such shares

Beijing Chinawind filed a claim on ETGD in order to terminate the “Transfer of Shares Agreement”, and is claiming a compensation of RMB1,690,000 (approximately $211,250). The litigation started in September 2006 and no decision has been awarded. Beijing Chinawind claims that ETGD should issue the remaining shares and the termination fee. However, since the net profit of Beijing Chinawind did not meet the requirement stipulated in the Transfer of Shares Agreement,, the Company does not believe that the claim would be allowed by the court. ETGD filed a reverse claim for a compensation of $515,000 pursuant to the profit sharing agreement. If the owners of Beijing Chinawind exercise their option within 30 days after July 31, 2007 to return the 20,000,000 restricted common shares, then ETGD might have to settle the claim in $1,000,000 cash. ETGD has filed a claim that Beijing Chinawind shareholders passed a board resolution without the consent of ETGD. This claim will be heard in the court on April 24, 2007. In addition,, ETGD’s request for financial information for the year 2006 & 2007 from Beijing Chinawind was rejected. ETGD is currently discussing with Chinawind about a settlement. The Company believes that if it succeeds in the claims, then the chances of getting its investment capital of US$1,420,000 would be high.

Severance and Consulting Agreements
The Company entered into a termination agreement with its former officer and a current director agreeing to pay a severance of $166,000 over a three-year term. The Company also entered into a three-year consulting agreement with the former officer and a current director whereby the Company made available an option to purchase up to 1 million shares of common stock at the end of each year of the term of the consulting agreement subject to certain stipulations.

NOTE 15 INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2006 and 2005, is summarized as follows:

	2006	2005
Current:
Federal	$(1,642,086)	$(412,826)
State	(289,780)	(72,851)
Deferred taxes	1,932,666	486,477
Income tax expense (benefit)	$800	$800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at December 31, 2006 and 2005:

	2006	2005

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Foreign income not recognized in US	40%	40%
PRC income tax	33%	33%
Tax expense at actual rate	33%	33%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

Deferred tax assets:
Net operating loss carry forward	$6,784,840
Total gross deferred tax assets	6,784,840
Less valuation allowance	(6,784,840)
Net deferred tax assets	$--

At December 31, 2006, the Company had accumulated deficit carry forwards of approximately $16,962,100 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2025.

The net change in the valuation allowance during the year ended December 31, 2006 and 2005 was an increase of $1,931,866 and $485,694, respectively.

NOTE 16 MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries. The balance of the minority interest as of December 31, 2006 and 2005 was as follows:

SUBSIDIARY	MINORITY INTEREST %	MINORITY INTEREST BALANCE AT 12/31/2006	MINORITY INTEREST BALANCE AT 12/31/05

ETC PRS UK Ltd.	49.0	$8,327	$--
ET ME&A Holding, WLL	49.0	82,234	--
ET Bahrain WLL	1.0	515	--
ET ME&A FZ LLC	49.46	36,379	41,638

Total		$127,455	$41,638

NOTE 17 EMPLOYEE BENEFIT PLAN AND NON-QUALIFIED STOCK OPTION AND COMPENSATION PLAN

Employee Benefit Plan

On May 30, 2000, the Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”). Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction.

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

On January 17, 2001, the Company granted and issued 1,700,000 common shares at a price of $0.005 per share for a total consideration of $8,500. On November 16, 2004, the Company granted and issued 2,000,000 common shares at a price of $0.059 per share for a total consideration of $118,000. Under the Plan 300,000 shares of common stock and 4,000,000 stock options remain available for grant at December 31, 2006. The Company did not grant any stock options during the years ended December 31, 2006 and 2005.

2006 Non-Qualified Stock and Option Compensation Plan

On July 21, 2006, the Company adopted a 2006 Non-Qualified Stock and Option Compensation Plan and filed a Registration Statement on Form S-8 with the Commission to register shares awarded under the Plan on the same date. The Compensation Committee of the Board of Directors issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with the Company. The 2006 Plan is intended to provide a method whereby the Company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of the Company and all of its shareholders. A total of 15,000,000 shares of common stock for stock awards and 10,000,000 shares of common stock underlying option grants were authorized under the 2006 Plan. None of the shares under the plan were issued as of December 31, 2006.

NOTE 18 LITIGATION

On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing Chinawind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“Beijing Chinawind”), filed two lawsuits in the Beijing Civil Courts against Guangdong Elephant Talk Network Consulting Limited (“ETGD”), a company organized and existing under the laws of the People’s Republic of China and an agent of the Company. The lawsuit alleges that a) ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “Agreement”) between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b) ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the Agreement, consideration of $1,000,000 through the issuance of 10,000,000 common shares of the Company valued at $0.10 per common share. The lawsuit further alleges that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction.

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

The Company has retained a legal counsel licensed to practice Civil law in the People’s Republic of China, who has advised the Company that Beijing Zhongrun's lawsuits are not supported by valid facts nor have sufficient legal evidence. Accordingly, the Company considers that the claims of Beijing Zhongrun are without merit and the Company plans to vigorously defend these lawsuits.

NOTE 19 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has an accumulated deficit of $16,962,100 at December 31, 2006, which included a net loss of $4,829,665 for the year ended December 31, 2006. The Company’s total current liabilities exceed its total current assets by $3,181,589, a stockholders’ equity of $733,325 and the Company used cash in operations of $1,330,061. This raises a substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 20 CORRECTION OF TRANSACTION PREVIOUSLY REPORTED

Subsequent to the issuance of the Company's financial statements for the quarter ended September 30, 2006, the Company determined that a certain transaction and its presentation in the financial statements had not been accounted for properly in the Company's financial statements for the period ending September 30, 2006. Specifically, the Company issued 24,938,759 common shares to three directors in consideration of such directors raising the funding of $7,837,896 for the Company pursuant to the share purchase agreement with Rising Water Capital. The Company recorded such issuance of the common shares valued at $997,550 as compensation expense to three directors in its financial statements for the period ended September 30, 2006 instead of netting against the cost of raising capital by issuance of common shares against the paid in capital. The Company also advanced 2,400,000 shares restricted common shares valued at $120,000 to Benoit Telecom Holding AG for issuance to their consultant for services rendered. The Company recorded the fair market value of the shares of $120,000 as an expense in the financial statements instead of recording it as an advance to Benoit. The Company has made the correction to its financial statements as of December 31, 2006.

NOTE 21 SUBSEQUENT EVENTS

On January 1, 2007, the Company completed its acquisition of Benoit Telecom. Pursuant to the terms of the agreement, the Company agreed to purchase from Beltrust all of the 100,000 issued and outstanding shares of Benoit Telecom in exchange for a) cash payment of $6,643,080 and b) 40,000,000 shares of the Company’s common stock. The total consideration for the purchase of Benoit Telecom was valued at $9,643,080. An officer and director of a subsidiary of the Company became an officer and director of an entity owned by Benoit Telecom.

Subsequent to December 31, 2006, the Company received $569,520 in cash advances against the $3.00 million Convertible Promissory Note executed by Rising Water Capital on May 26, 2006.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 23, 2007, Jimmy C. H. Cheung & Co. (“Jimmy Cheung”) was dismissed as the Company’s auditors. The decision to dismiss Jimmy Cheung was approved by the Company’s Board of Directors upon recommendation by its audit committee. Jimmy Cheung served as the Registrant's independent auditor for the Company’s fiscal year ended December 31, 2005. Jimmy Cheung’s report on the Company’s consolidated financial statements for the year ended December 31, 2005 (the “Report”) did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, the Report was modified to include an explanatory paragraph wherein Jimmy Cheung expressed substantial doubt about the Registrant’s ability to continue as a going concern.

During the Company’s fiscal year ended December 31, 2005, and during the period from January 1, 2006 until January 23, 2007, there were no disagreements with Jimmy Cheung on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to Jimmy Cheung’s satisfaction, would have caused Jimmy Cheung to make reference thereto in their report on the Registrant’s financial statements for this fiscal year.

On January 24, 2007, the Company engaged Kabani & Company, Inc. (“Kabani”), Certified Public Accountants, as the Company's independent accountant to report on the Company’s consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. The decision to appoint Kabani was approved by the Company's Board of Directors upon recommendation by its audit committee. Prior to engaging the new accountant, the Company did not consult with Kabani regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

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

Scope of Evaluation in Disclosure Controls

The Certifying Officers’ evaluation of our disclosure controls and internal controls are done periodically so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and Annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls, and to make modifications, if and as necessary. Our independent external auditors also review internal controls in connection with their audit and review activities.

The Securities and Exchange Commission rules embodied in the Sarbanes-Oxley Act of 2002, in particular, Section 404, require that a company's internal controls over financial reporting be based upon a recognized internal control framework. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the filing of the Report, and concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.

Except as noted above, there have not been any changes in our disclosure controls and procedures and internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information about the directors and executive officers of Elephant Talk.

Director Name	Age	Position	Since
Mr. Steven van der Velden	51	President and Chief Executive Officer	2006
Mr. Yves R. van Sante	46	Director	2006
Mr. Johan De Jager	47	Director	2006
Mr. Manu Ohri	51	Executive Vice-President of Finance and Chief Financial Officer	2002
Mr. Russelle Choi	52	Director	2002
Mr. Erik De Jonghe	59	Director	2002

Steven van der Velden, President and Chief Executive Officer and Director: Mr. van der Velden has gained extensive entrepreneurial experience in consultancy, logistics, real estate development, and telecommunications, e-commerce and investment management. He founded his first consultancy in 1983 and since then Mr. van der Velden has successfully started over a dozen companies, among which IMD Curacao NV, the largest independent consultancy firm in the Dutch Antilles and Hato Handling NV, a Curacao Airport freight and passenger handling company. Mr. van der Velden is involved in various ICT ventures throughout Europe, North America and the Far East, and currently serves as Chairman of the Board of QAT Investments SA in Luxembourg. In 2000, he co-founded E-commerce Park NV, which has developed a 50,000 sq. ft. data centre and Internet hosting facility, located on top of the various fiber optic landing points in Curacao. In 1994, Mr. van der Velden co-founded the ITA International Telemedia Association, known today as the Network for Online Commerce, and served as its first Chairman. In the same year, he co-founded InTouch Telecom SA/NV to offer a wide range of business and consumer telecom applications to the Belgian Market, and served as its CEO until the company was successfully sold to GTS in 1999. From 1988 until 1992 he served as the first Managing Director of Antillephone NV. Currently he is still a Director of Unicom NV. Between 1986 and 1988, Mr. van der Velden co-headed a team of 16 high level consultants, which advised on and implemented a wide range of measures to balance budgets and to restructure the internal organizations of the Governments of both the Dutch Antilles and the island of Curacao. Mr. van der Velden earned his Master’s Degree in Business Administration from Rotterdam School of Management, the Netherlands, and a Master’s Degree in Law from Leiden University, the Netherlands. He splits his time between Curacao, Dutch Antilles and Brussels, Belgium.

Yves R. van Sante, Director: In 2002, Mr. Van Sante founded QAT Investments S.A., where he currently serves as the Chief Executive Officer. Concurrently, Mr. Van Sante has held various Management and Board functions in companies supported by QAT and is a member of the Business Club ‘De Warande’. In 2000, Mr. Van Sante became the Managing Director of E-port NV in Ostend, Belgium, a call centre owned by the Port of Ostend, with the mission to lead the company to profitability. When E-port was sold after six months to the Dutch call-centre Call-IT, Mr. Van Sante was asked to become Advisor to the Management Board of Call-IT. In 1999, Mr. Van Sante became Vice-President Business Services with GTS, a Pan European Telecom operator. In this position, Mr. Van Sante had to consolidate acquisitions and turn a voice Telco operator around into an IP operator. In 1994, Mr. Van Sante co-founded and became partner of InTouch Telecom, a privately owned Belgium Telco company. As its Managing Director, Mr. Sante was responsible for Business Development, Sales and Marketing. From 1987 until 1993, Mr. Van Sante served as Sales and Marketing Manager for Central Europe at 3C Communications (currently named Tele-2) in Luxemburg, where he launched Credit Card Telephony across Europe. Prior to this position, Mr. Van Sante became a Business Unit Manager of Public Telephony at Belgacom, the Belgian incumbent, where he managed a department of over 650 employees with a € 40 million business. Mr. Van Sante started his career as an Advisor at United Brokers in 1982. Mr. Van Sante studied Marketing, Communication and Commercial Management at the High School for Business Economics and Commercial Management in Ghent, Belgium in 1980.

Johan De Jager, Director: Mr. Dejager is managing director and owner of several companies, including Osta Carpets, a specialized niche producer of area rugs with production plants in Belgium and a distribution center in Barcelona, and Gaverdal, a finishing plant for the carpet industry. He is also Managing Director of Ligne Pure, a company specialised in the design and manufacturing of handmade carpets for the decorator market. Mr. Dejager serves as a member of the Board of Directors of QAT Investments SA. Mr. Dejager brings to QAT a profound and varied knowledge of Belgium industry. In addition, he is a shareholder and director of Keyware, a provider of identity-related solutions and services, and of SPARNEX, an engineering company developing and industrializing DSL products for the telecom industry. Mr. Dejager is a member of the Board of Directors of FEBELTEX (the Federation of the Belgian Textile Companies). As Vice-President of the company, Mr. Dejager is in charge of the subdivision of interior textiles. Mr. Dejager holds a Bachelors degree (1981) and a Masters degree in Commercial Engineering from the University of Leuven, Belgium (1981) and an MBA from Insead Fontainebleau, France (1982).

Manu Ohri, Executive Vice President, Finance & Chief Financial Officer and Director: Mr. Ohri currently serves as a Director and Executive Vice President of Finance & Chief Financial Officer for Elephant Talk Communications, Inc. From December 1999 to September 2002, Mr. Ohri served as Director and Executive Vice President & Chief Financial Officer for The Hartcourt Companies, Inc. From June 1999 to November 1999, Mr. Ohri served as the President and Chief Executive Officer of Pego Systems, Inc., an industrial air and gas equipment manufacturer’s representative organization, an affiliate of The Hartcourt Companies, Inc. From January 1997 to March 1999, Mr. Ohri served as Chief Operating Officer and Chief Financial Officer of Dynamic Cooking Systems, Inc., a privately-held manufacturing company of upscale commercial and kitchen appliances. From September 1989 to December 1996, Mr. Ohri served as Chief Financial Officer of Startel Corporation, a NASDAQ company in software development business. Mr. Ohri’s multi-faceted experience includes operations, finance as well as administrative functions in the manufacturing, distribution and software development industries. Mr. Ohri is a Certified Public Accountant with over six years experience with Deloitte & Touche, LLP and PriceWaterhouseCoopers, LLP. Mr. Ohri earned his Masters degree in Business Administration from University of Detroit in 1979 and Bachelors degree in Accounting from University of Delhi in India in 1975.

Russelle Choi, President, Chief Executive Officer and Director: Mr. Choi is a co-founder of the Elephant Talk Limited, a wholly owned subsidiary of ETCI. Mr. Choi is responsible for the overall strategic direction of ETCI, and is appointed as the President and Chief Executive Officer of the Company. Mr. Choi has over 20 years experience in management and leadership in a wide range of industries including media, garment and telecommunication industries in Hong Kong, China and U.S. In 1981, Mr. Choi established “Happy Days Association” which earned him fame and connections in the media and entertainment industry in Hong Kong. Mr. Choi serves as Chairman of WKA Association, a leading association for Thai-style boxing for the South East Asia Region. In 1985, Mr. Choi opened his own garment factory in Canada with branches in Hong Kong and China, before jointly founding Elephant Talk Limited in Hong Kong 1994. Mr. Choi earned his Bachelor’s degree in Business Administration from the University of Toronto, Canada.

Erik E. De Jonghe, Director: Since 2001, Mr. Dejonghe has been active as an independent consultant, specialized in organizational development and technology assessment. Presently, he is a Board member of the Vlerick School for Management. He is also a visiting professor at University of Ghent, lecturing on the subject of Social Impact of New Communication Technologies. Mr. Dejonghe holds a seat on the Board of UCO Textiles NV and Traficon NV. Since April 2003, he is Chairman of the Board of IPTE, quoted on the Brussels Stock Exchange. Mr. Dejonghe started his career as a researcher at the University of Ghent and a Project Manager for Siemens NV. In 1982, he joined Barco Electronic NV as a Project and Product Manager and member of the Management Committee, and was appointed General Manager only one year later. After a successful turnaround, Barco Electronic was quoted on the Brussels Stock Exchange in 1987 and Mr. Dejonghe became the board member of Barco Electronic in 1988. Barco Electronic and Barco Industries merged to form Barco NV in 1989. In the new organization, Mr. Dejonghe was Senior Vice President and Chief Operating Officer until May 2001 and remained a member of the Board until February 2002. Mr. Dejonghe holds an engineering degree in Electronic and Computer Sciences from the University of Ghent and a PhD in Applied Sciences. Furthermore, he followed the MBA program at The Vlerick School of Management Ghent, Belgium (1983), the International Senior Management Program at the Harvard Business School in Cambridge (1990) and the International Forum Program at Wharton School in Philadelphia (1994).

Directors serve for a term of one year or until their successors are elected and qualified. Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company.

Item 10. Executive Compensation

Summary Compensation Table*

The following table sets forth the total compensation earned by or paid to the executive officers greater than $100,000 for the last three fiscal years.

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
					Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)	Total Compensation
Russelle Choi, President and CEO	2006	$120,000	$0	$15,000	$332,517	-0-	$0	$0	$467,157
	2005	$127,500	$0	$5,000	$0	-0-	$0	$0	$132,500
	2004	$120,000	$0	$20,000	$0	-0-	$0	$0	$140,000
Steven van der Velden	2006	$0	$0	$0	$0	-0-	$0	$0

* All dollar amounts set forth in the Summary Compensation Table are in US$.

No options or SARs were granted to any executive officers.

Employment and Related Agreements

On August 21, 2006, the Board of Directors of the Company authorized the Employment Agreements (the “Agreements”) with Russelle Choi, President, Pius Lam, Chief Operating Officer, and Manu Ohri, Chief Financial Officer (the ”Executives”). The Board of Directors also authorized to Messrs Choi, Lam and Ohri, an award of 24,938,759 shares of common stock for their efforts in raising capital for the Company pursuant to Section 5(g) of that certain Stock Purchase Agreement, dated June 30, 2005, between the Company and Rising Water Capital AG (the “Stock Purchase Agreement”). The Company had agreed to issue said shares to management pursuant to the terms of the Stock Purchase Agreement. Accordingly, the Company awarded Messrs Choi and Lam 8,312,920 shares of common stock individually, and Mr. Ohri 8,312,919 shares of common stock in consideration of their exemplary services to the Company during their term as Officers in negotiating and raising capital for the Company in accordance with the Stock Purchase Agreement with Rising Water Capital and agreement to stay in their respective management positions for a period of at least fifteen (15) months from the date of execution of the Stock Purchase Agreement. All of the stock awards were intended to be issued pursuant to an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

On August 21, 2006, the Board of Directors of the Company authorized the Employment Agreements (the “Agreements”) with Russelle Choi, President, Pius Lam, Chief Operating Officer, and Manu Ohri, Chief Financial Officer (the ”Executives”). All three Agreements are identical, containing, among other things, a thirty-six month term, provisions for the election of the Executive to the Board of Directors at the next Annual Meeting of Shareholders, severance provisions, confidentiality provisions, covenants not to compete and indemnity provisions. However, the Base Compensation (as hereafter defined) varies for each Executive. Mr. Choi is entitled to receive as Base Compensation the sum of $150,000 for the period of August 1, 2006 through July 31, 2007, $172,500 for the period of August 1, 2007 through July 31, 2008 and $198,375 for the period of August 1, 2008 through July 31, 2009. Mr. Lam is entitled to receive as Base Compensation the sum of $144,000 for the period of August 1, 2006 through July 31, 2007, $165,600 for the period of August 1, 2007 through July 31, 2008 and $190,440 for the period of August 1, 2008 through July 31, 2009. Mr. Ohri is entitled to receive as Base Compensation the sum of $140,000 for the period of August 1, 2006 through July 31, 2007, $161,000 for the period of August 1, 2007 through July 31, 2008 and $185,150 for the period of August 1, 2008 through July 31, 2009. Upon termination of the Executive’s employment for any reason, the Company shall pay to the Executive any accrued but previously unpaid Base Compensation prorated to the effective date of such termination. As an inducement for Executives to enter into the Agreement, in the event that the Registrant terminates the Executive’s employment for any reason, the Company shall, within ten (10) days from the date of termination, pay a lump sum severance payment to the Executive equal to the sum of his remaining and unpaid Base Compensation for the full term of the Employment Agreement and his annual target bonuses, a prorated annual bonus through the date of termination based on target performance, and Executive’s medical benefits cost during the full term of the Agreement. In addition, upon termination of Executive’s employment by the Company, all equity options, restricted equity grants and similar rights held by the Executive with respect to securities of the Company shall automatically become vested and shall become immediately exercisable.

On October 30, 2006, Director Pius Lam tendered his resignation effective as of same date. In addition, Director Manu Ohri tendered his resignation effective upon the appointment of an additional director by the remaining directors of the Registrant in accordance with its By-Laws. Such resignation became effective upon the appointment of a replacement Chief Financial Officer by the directors of the Registrant on January 1, 2007.

On October 30, 2006, Russell Choi, President, resigned from any and all positions as an officer of the Company and its subsidiaries. On the same day, Pius Lam, Chief Operating Officer, resigned from any and all positions as an officer of the Company and its subsidiaries. Resignations of Messrs Choi and Lam were accepted by the Company and became effective immediately. Furthermore, Manu Ohri, Chief Financial Officer, resigned from his position effective upon the appointment of a replacement Chief Financial Officer by the directors of the Company in accordance with the Company’s By-Law. Mr. Ohri’s resignation became effective on January 1, 2007.

The Company entered into a Termination and General Release Agreement with Pius Lam effective November 1, 2006 whereby the Company a) agreed to ratify issuance of 8,312,919 shares of common stock issued to Mr. Lam as stock grants, and b) agreed to severance pay of $76,000 payable in 36 monthly installments of $2,125 per month. In addition, the Company signed a Consulting Agreement with Mr. Lam for a three year term whereby, the Company agreed to pay a monthly consulting fee of $4,250 and made available an option to purchase up to 1,000,000 shares of common stock at the end of each year of the term of the Consulting Agreement subject to certain stipulations.

The Company entered into a Termination and General Release Agreement with Russelle Choi effective November 1, 2006 whereby the Company a) agreed to ratify issuance of 8,312,919 shares of common stock issued to Mr. Choi as stock grants, and b) agreed to severance pay of $90,000 payable in 36 monthly installments of $2,500 per month. In addition, the Company signed a Consulting Agreement with Mr. Choi for a three year term whereby, the Company agreed to pay a monthly consulting fee of $2,500 and made available an option to purchase up to 1,000,000 shares of common stock at the end of each year of the term of the Consulting Agreement subject to certain stipulations.

There are no employment agreements with any other executive officers that provide for their continuing service. There are no salary, bonus or incentive plans covering cash or company at the present time.

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

Compensation of Directors

For attending Board meetings, the Board of Directors approved the compensation of the Company’s directors with $5,000 worth of restricted common shares valued at the closing market price of the common shares on first day of each month of each fiscal quarter, starting January 1, 2003. During the fiscal year ended December 31, 2006 and 2005, the directors were issued 680,690 shares and 2,111,105 shares of common stock valued at $75,000 and $95,000 for attending the Board meetings for the three quarters ending September 30, 2006 and for the year ended December 31, 2005. The common shares were valued at the market price of the Company’s shares on the first day of each month of each fiscal quarter in 2006 and 2005, respectively. The Company terminated the director’s compensation policy to attend Board meetings effective October 1, 2006, and, therefore, no additional compensation was paid to directors for attending Board meetings.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2006 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (A)	Percent

Common stock	Rising Water Capital, A.G. (B) Baarerstrasse 12 Zug, Switzerland 6300	100,000,000	42.0%
Common stock	Calfin Trust Postfach 1518 Lettstrasse 10 FL-9490 Vaduz, Liechtenstein	40,000,000	16.8%
Common stock	Steven van der Velden (C) President, CEO and Director Avenue Louise 109 Brussels, Belgium 1050	-	0.0%
Common stock	Russelle Choi, Director (G) (H) 8/F, 145-159 Yeung Uk Road Tsuen Wan, Hong Kong	18,289,953	7.7%
Common stock	Lam Kwok Hung, (H) 8/F, 145-159 Yeung Uk Road Tsuen Wan, Hong Kong	13,318,803	5.6%
Common stock	Manu Ohri CFO and Director 438 E. Katella Avenue, Suite 217 Orange, California 92867	12,024,221	5.0%
Common stock	Yves R. van Sante, Director (D) Avenue Louise 109 Brussels, Belgium 1050	--	0.0%
Common stock	Eric E. Dejonghe, Director (F) Koning Boudewijnlaan 14 TDe Pinte, Belgium B9840	--	0.0%
Common stock	Johan Dejager (E) Nijverheidslaan 70 Deerlijk, Belgium 8540	--	0.0%
	All Officers and Directors as a group	30,314,174	12.7%

A.
Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Securities Exchange Act of 1934, as amended.

B.
Rising Water Capital, A.G. (“RWC”) is the record owner of 100,000,000 shares of common stock, representing 42.0% of the total outstanding shares as of December 31, 2006, and could be the beneficial owner of 583,425,437 shares of common stock, representing 71.1% of the total outstanding shares. The additional 483,425,437 shares could be acquired within 60 days by RWC upon exercise of conversion of its two Convertible Promissory Notes of $3.5 million and $3.0 million to the extent permissible based upon the receipt of all of the $3.5 million received on the Convertible Promissory Note and $2,025,221 received against the $3.0 million Convertible Promissory Note. In addition, the Company has agreed to issue 23,137,500 shares of common stock as part compensation for the failed True Precise acquisition that Rising Water Capital indirectly funded, and an additional issuances of 258,546,313 shares of common stock as compensation to Rising Water Capital to bring its effective ownership in the Company to be 72.5% upon the above stated issuances of shares. In the event that RWC converts all of its convertible promissory notes and receives 23,137,500 shares as aforesaid, RWC would beneficially own 597,350,851 shares of common stock representing 65.0% of the then outstanding shares of common stock. Currently, there is not sufficient authorized capital to convert the Convertible Promissory Note into more shares of common stock. In that regard, the Company has filed with the Commission a preliminary information statement on Schedule 14C to authorize an increase of its common stock.

C.
Steven van der Velden is a beneficial owner of approximately 32.15% of the issued and outstanding shares of QAT Investments SA, which is the majority (51.3%) shareholder of RWC. In addition, Mr. Velden owns directly approximately 17% of the issued and outstanding shares of RWC. On December 28, 2006, Mr. Velden purchased an additional 25,186,667 shares of common stock valued at $944,500. The purchase share price of the shares was at a 50% discount of the closing market price. As a result of the above transaction, Mr. Velden is the beneficial owner of 220,593,057 shares of common stock of the Company as of December 31, 2006.

D.
Yves R. van Sante is the beneficial owner of approximately 6.21% of the issued and outstanding shares of QAT Investments SA, which is the majority (51.3%) shareholder of RWC. On December 28, 2006, Mr. Sante purchased an additional 2,911,111 shares of the common stock valued at $109,167. The purchase share price of the shares was at a 50% discount of the closing market price. As a result of the above transaction, Mr. Sante is the beneficial owner of 21,497,470 shares of common stock of the Company as of December 31, 2006.

E.
Johan DeJager is the beneficial owner of approximately 7.28% of the issued and outstanding shares of QAT Investments SA, which is the majority (51.3%) shareholder of RWC. On December 28, 2006, Mr. Dejager purchased an additional 25,186,667 shares of the common stock valued at $944,500. The purchase share price of the shares was at a 50% discount of the closing market price. As a result of the above transaction, Mr. Dejager is the beneficial owner of 46,975,507 shares of common stock of the Company as of December 31, 2006.

F.
Erik DeJonghe is the beneficial owner of approximately 0.43% of the issued and outstanding shares of QAT Investments SA, which is the majority (51.3%) shareholder of RWC. Mr. Dejager is the beneficial owner of 1,286,978 shares of common stock of the Company as of December 31, 2006.

G.
Russelle Choi is a beneficial owner of 2,286,080 shares of common stock held by Wellgear Far East Limited, and 235,116 shares of common stock held by Wiselink Technologies Limited, which shares are included in the ownership figure reported.

H.
Lam Kwok Hung is a beneficial owner of 805,739 shares of common stock held by Wiseley International Limited, which shares are included in the ownership figure reported. Lam Kwok Hung is married to Russelle Choi’s sister.

Stock Option Plan

On July 21, 2006, the Company adopted a 2006 Non-Qualified Stock and Option Compensation Plan and filed a Registration Statement on Form S-8 with the Commission to register shares awarded under the Plan on the same date. The Compensation Committee of the Board of Directors issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with our Company. The 2006 Plan is intended to provide a method whereby our company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our Company and all of its shareholders. A total of 15,000,000 shares of common stock for stock awards and 10,000,000 shares of common stock underlying option grants were authorized under the 2006 Plan. None of the shares have been issued to date.

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

Warrants

The Company did not have any warrants outstanding at December 31, 2006.

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

Item 12: Certain Relationships and Related Transactions

Steven van der Velden is a beneficial owner of approximately 32.15% of the issued and outstanding shares of QAT Investments SA, which is the majority (51.3%) shareholder of RWC. In addition, Mr. Velden owns directly approximately 17% of the issued and outstanding shares of RWC. On December 28, 2006, Mr. Velden purchased an additional 25,186,667 shares of common stock valued at $944,500. The purchase share price of the shares was at a 50% discount of the closing market price. As a result of the above transaction, Mr. Velden is the beneficial owner of 220,593,057 shares of common stock of the Company as of December 31, 2006.

Yves R. van Sante is the beneficial owner of approximately 6.21% of the issued and outstanding shares of QAT Investments SA, which is the majority (51.3%) shareholder of RWC. On December 28, 2006, Mr. Sante purchased an additional 2,911,111 shares of the common stock valued at $109,167. The purchase share price of the shares was at a 50% discount of the closing market price. As a result of the above transaction, Mr. Sante is the beneficial owner of 21,497,470 shares of common stock of the Company as of December 31, 2006.

Johan DeJager is the beneficial owner of approximately 7.28% of the issued and outstanding shares of QAT Investments SA, which is the majority (51.3%) shareholder of RWC. On December 28, 2006, Mr. Dejager purchased an additional 25,186,667 shares of the common stock valued at $944,500. The purchase share price of the shares was at a 50% discount of the closing market price. As a result of the above transaction, Mr. Dejager is the beneficial owner of 46,975,507 shares of common stock of the Company as of December 31, 2006.

Erik DeJonghe is the beneficial owner of approximately 0.43% of the issued and outstanding shares of QAT Investments SA, which is the majority (51.3%) shareholder of RWC. Mr. Dejager is the beneficial owner of 1,286,978 shares of common stock of the Company as of December 31, 2006.

Russelle Choi is a beneficial owner of 2,286,080 shares of common stock held by Wellgear Far East Limited, and 235,116 shares of common stock held by Wiselink Technologies Limited, which shares are included in the ownership figure reported. The Company paid $85,385 and $58,500 in business consulting and management advisory fees to Wellgear Far East Limited, an entity owned and controlled by Mr. Choi for the years ended December 31, 2006 and 2005, respectively.

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

Reports on Form 8-K:

•
Entry into Material Definitive Agreement and Unregistered Sales of Equity Securities - Equity Transfer Agreement - Beijing Chinawind Telecommunication Information Technology Limited - Filed on January 13, 2006 - Film No. 06530780

•	Changes in Control - Rising Water Capital - Filed on March 1, 2006 - Film No. 06655719
•	Changes in Certifying Accountant - Filed on May 17, 2006 - Film No. 06848958
•	Financial Statements and Exhibits - Beijing Chinawind Telecommunication Information Technology Limited - Filed on May 22, 2006 - Film No. 06859521
•	Unregistered Sale of Securities - Convertible promissory Note to RWC - Filed on June 5, 2006 Film No. 06886407
•	Entry into Material Definitive Agreements and Unregistered Sale of Equity Securities - Filed on September 5, 2006 - Film No. 061072937
•	Entry into a Material Definitive Agreement and Unregistered Sales of Equity Securities - Benoit Telecom Holding AG - Filed on December 1, 2006 - Film No. 061252074.

Item 14.  Principal Accountant Fees and Services

During the past two fiscal years, our principal accountants have billed for their services as follows.

Audit Fees for the year ended December 31, 2006:

•
The aggregate fees billed by our auditors, Kabani & Company, Inc. for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2006 were $60,000. The aggregate fees billed by our former auditors, Jimmy Cheung & Company for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year 2006 were $83,310.

Audit Fees for the year ended December 31, 2005:

•
We incurred no audit fees to Kabani & Company during for the year ended December 31, 2005. The aggregate fees billed by our former auditors, Jimmy Cheung & Company, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2005 were $45,454. The aggregate fees billed by our former auditor Webb & Company, PA, for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year 2005 were $16,769.

Audit Related Fees for the year ended December 31, 2006 and 2005 - None.

Tax Fees for the years ended December 31, 2006 and 2005 - None

All Other Fees for the years ended December 31, 2006 were $79,420 and for the year ended December 31, 2005 were $0.

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

ELEPHANT TALK COMMUNICATIONS, INC.

Date: April 14, 2007	By: /s/ Steven van der Velden
Steven van der Velden
Chairman of the Board, President & Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2007	By: /s/ Willem Ackermans
Willem Ackermans
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven van der Velden	President, Chief Executive Officer and Director	April 14, 2007
Steven van der Velden

/s/ Russelle Choi	Director	April 14, 2007
Russelle Choi

/s/ Willem Ackermans	Chief Financial Officer & Director	April 14, 2007
Willem Ackermans

/s/ Yves van Sante	Director	April 14, 2007
Yves van Sante

/s/ Erik DeJonghe	Director	April 14, 2007
Erik DeJonghe

/s/ Johan DeJager	Director	April 14, 2007
Johan DeJager

/s/ Martin Zuurbier	Chief Technology Officer & Director	April 14, 2007
Martin Zuurbier