Form 10KSB/A
ELEPHANT TALK COMMUNICATIONS INC
filed 2007-05-14
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File No. 000-30061

ELEPHANT TALK COMMUNICATIONS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

CALIFORNIA	95-4557538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

438 E. Katella Avenue, Suite 217, Orange, California 92867
(Address of principal executive office, including zip code)

(714) 288-1570
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant's most recently completed fiscal first quarter was 207,951,753 and $20,795,200, respectively.

There were 238,265,927 shares of common stock outstanding as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTES

Elephant Talk Communications, Inc., or the Company, is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 2006, or the 2006 Form 10-KSB, originally filed with the U.S. Securities and Exchange Commission on April 16, 2007, to amend Item 7 “Consolidated Financial Statements” as more specifically described in the Explanatory Note 1 below. The remainder of the information contained in the 2006 Form 10-KSB is not amended hereby and remains as set forth in the original filing.

Explanatory Note 1

The 2006 Form 10-KSB contained certain typographical errors on its Consolidated Statements of Cash Flows for the year ended December 31, 2006. In particular, under Cash Flows from Investing Activities, cash paid for investment in subsidiary has been corrected. Under Cash Flows from Financing Activities, payment on notes and loans has been corrected in the attached audited Consolidated Statements of Cash Flows filed herewith as Exhibit 1. These line item corrections had no effect on the Company’s net cash and cash equivalents as these items were properly stated in the 2006 Form 10-KSB.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-KSB/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE 2006 FORM 10-KSB OR MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We use words such as "believe," "expect," "anticipate," "project," "target," “plan,” "optimistic," "intend," "aim," "will" or similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance, liquidity and capital resources and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include the risks identified in Item 1A. “Risk Factors,” included in the Company’s Form 10-KSB which was filed on April 16, 2007.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in Europe, Middle East & Africa and Far East; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of the Company included in the Company’s Form 10-KSB filed on April 16, 2007; and any statements or assumptions underlying any of the foregoing.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS, INC.

Date: May 14, 2007	By: /s/ Steven van der Velden
Steven van der Velden
Chairman of the Board, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2007	By: /s/ Willem Ackermans
Willem Ackermans
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit - 1
ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (AMENDED)
	For the year ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,829,665)	$(1,214,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,326	56,230
Provision for uncollectible stock subscriptions		(8,991)
Issuance of stock for compensation and services	371,347	402,250
Provision for uncollectible amounts	65,968	17,293
Gain on disposal of subsidiary	(232,247)	(7,229)
Loss from discontinued operations	2,152,247	7,229
Minority interest	117,824	41,638
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(81,692)	1,613
(Increase) Decrease in prepaid expenses, deposits and other assets	158,203	54,777
Increase (Decrease) in accounts payable and customer deposits	15,420	(156,796)
Decrease in deferred revenue	(2,327)	(12,466)
Increase in accrued expenses and other payable	198,291	80,627
Increase in minority interest	10,698	--
Increase in accrued interest	683,548	--
Net cash used in operating activities	(1,330,061)	(738,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(113,731)	(15,020)
Cash paid for deposits	(171,804)	--
Cash paid for investment in subsidiary	(1,420,000)	(792,821)
Earnest deposit on acquisitions, net	--	(8,070,977)
Net cash used in investing activities	(1,705,535)	(8,878,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes/loans	(941,504)	(250,000)
Cash overdraft	72,486	16,515
Proceeds (payments) from bank loans	(82,577)	55,099
Proceeds from note payable	2,954,921	2,570,300
Proceeds from sale of shares	944,500	7,837,896
Cash from formation of subsidiary	176,332	--
Proceeds from related parties	--	25,314
Proceeds (Payments) to related parties	--	(507,747)
Net cash provided by financing activities	3,124,159	9,747,377

EFFECT OF EXCHANGE RATES ON CASH	44,622	644

NET INCREASE IN CASH	133,185	131,185

CASH, BEGINNING OF THE YEAR	198,816	67,631

CASH, END OF THE YEAR	$332,001	$198,816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$--	$48,308
Cash paid during the period for income taxes	$800	$800

The accompanying notes are an integral part of these consolidated financial statements.