Form 10QSB
period 2007-05-21
ELEPHANT TALK COMMUNICATIONS INC
filed 2007-05-21
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

(714) 288-1570
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

As of May 18, 2007, Elephant Talk Communications, Inc. had 238,265,927 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

Report on Form 10-QSB
For the quarter ended
March 31, 2007

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$742,063
Accounts receivable, net	5,017,122
Earnest deposits	240,032
Prepaid expenses	647,752
Total Current Assets	6,646,969

PROPERTY AND EQUIPMENT - NET	2,705,445

OTHER ASSETS
Due from related parties	315,876
Intangible assets, net	10,912,055
Total Other Assets	11,227,931

TOTAL ASSETS	$20,580,345

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Overdraft	$177,567
Accounts payable	5,245,584
Deferred revenue	101,438
Accrued expenses	837,278
Accrued interest	826,722
Shares to be issued	5,726,896
Payable to third parties	788,629
Loans payable - bank	881,427
Due to related parties	122,429
Total Current Liabilities	14,707,970

LONG-TERM LIABILITIES
Convertible promissory note	5,979,861

TOTAL LIABILITIES	20,687,831

MINORITY INTEREST	258,754

COMMITMENT AND CONTINGENCIES	--

STOCKHOLDERS' DEFICIENCY
Preferred stock Class B, no par value, 5,000,000 shares authorized, none issued and outstanding	--
Common stock, no par value, 250,000,000 shares authorized, 238,265,927 issued and outstanding	17,814,984
Subscriptions receivable	(9,784)
Accumulated comprehensive loss	(224,168)
Accumulated deficit	(17,947,271)
Total Stockholders' Deficiency	(366,239)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$20,580,345

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended March 31,
	2007	2006

REVENUES, net	$11,170,615	$52,228

COST OF REVENUE	10,726,310	41,628

GROSS PROFIT	444,305	10,600

OPERATING EXPENSES
Selling, general and administrative	1,152,926	540,002
Depreciation and amortization	513,375	9,056
Total Operating Expenses	1,666,302	549,058

LOSS FROM OPERATIONS	(1,221,997)	(538,458)

OTHER INCOME (EXPENSE)
Interest income	2,202	21
Interest expense	(176,644)	(100,260)
Loss on currency fluctuations	(1,228)	(115)
Miscellaneous income	--	121
Total Other Expense	(175,670)	(100,233)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(1,397,666)	(638,691)
Income taxes	800	800

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,398,466)	(639,491)

MINORITY INTEREST	(2,299)	(8,225)

LOSS FROM CONTINUING OPERATIONS:	(1,396,167)	(631,266)

DISCONTINUED OPERATIONS:
Income from operations of abandoned entity	--	7,229
Abandonment of investment	--	(7,229)
	--	--

NET LOSS	$(1,396,167)	$(631,266)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	21,133	644
	21,133	644

COMPREHENSIVE LOSS	$(1,375,034)	$(630,622)

Net loss per common share and equivalents - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$0.00	$0.00
	$(0.01)	$(0.01)

Weighted average shares outstanding during the period - basic and diluted	212,265,928	109,772,900

The accompanying notes are an integral part of these unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,396,167)	$(636,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513,375	9,056
Stock issued for acquisition	--	250,000
Issuance of stock for compensation and services	--	147,125
Provision for uncollectible amounts	--	--
Gain on disposal of subsidiary	--	(1,752,750)
Loss from discontinued operations	--	152,750
Minority interest	1,346	(3,280)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(165,134)	(4,194)
Decrease in prepaid expenses, deposits and other assets	(472,964)	(56,732)
Increase in accounts payable and customer deposits	2,315,154	49,900
Decrease in deferred revenue	(3,481)	(1,780)
Increase (Decrease) in accrued expenses and other payable	(2,721,495)	100,618
Net cash used in operating activities	(1,929,366)	(1,745,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(84,920)	(4,419)
Cash received on acquisition	406,118	--
Earnest deposit reduced on acquisitions, net	5,832,231	617,037
Net cash provided by investing activities	6,153,429	612,618

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(2,567,291)	--
Cash overdraft	6,061	5,214
Proceeds from bank loans	--	14,808
Proceeds from note payable	--	856,030
Proceeds from sale of shares	944,500	--
Proceeds from related parties	(1,344,682)	492,947
Payments to related parties	(763,211)	--
Net cash provided by (used in) financing activities	(3,724,623)	1,368,999

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(89,378)	12,753

NET INCREASE IN CASH AND CASH EQUIVALENTS	410,062	248,871

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	332,001	198,816

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$742,063	$447,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$--	$48,308

Cash paid during the period for income taxes	$800	$800

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1    Organization and Nature of Operations

Elephant Talk Communications, Inc. (herein referred to as “Elephant Talk”, “ETCI” or “Company”, formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation. On January 4, 2002, Staruni Corporation merged with Elephant Talk Limited, a company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the merger and to emphasize that the Company’s new focus to be the business of Elephant Talk Limited. On January 1, 2007, the Company completed its acquisition of Elephant Talk Communications Europe Holding AG, formerly known as Benoit Telecom Holding AG (herein referred to as “Benoit Telecom”), an international telecom operator and multi-media distributor servicing primarily the business-to-business segment of the telecommunications and media market. Benoit Telecom offers a broad range of products and services based on the integration of telecom, VoIP, SMS, FAX, Conferencing and Streaming services all integrated with a sophisticated Customer Relationship Management and Billing application.

NOTE 2    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2006 Form 10-KSB. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006 which were filed on April 16, 2007 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation has been included.

The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire year. Certain 2006 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3   Principles of Consolidation

The accompanying consolidated financial statements for the three months ended March 31, 2007 included the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, and its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries. The consolidated financial statements for the three months ended March 31, 2006 included the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its 60% owned subsidiary True Precise Technology Limited. Minority interest principally represents minority shareholders’ proportionate share of equity in our consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4   Foreign Currency Translation

The functional currency was the Hong Kong Dollar for the subsidiary Elephant Talk Limited, and Euros for the Elephant Talk Europe Holding BV. The March 31, 2007 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

NOTE 5   Use of Estimate

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

NOTE 6   Recently Issued Accounting Pronouncements

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement
b)	The date that adoption is required
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

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

NOTE 7    Property & Equipment

Property and equipment at March 31, 2007 consists of:

Leasehold improvements	$6,399
Communication and computer equipment	5,288,125
Furniture and fixtures	91,726
Software and network systems	1,309,947
Construction in progress	110,321
6,806,519
Less accumulated depreciation	(4,101,074)
$2,705,445

Depreciation expense for the three months ended March 31, 2007 and 2006 was $210,435 and $9,056, respectively.

NOTE 8   Customer Contracts, Licenses and Interconnects

Customer contracts, licenses and interconnects include the acquisitions of large customer contracts, telecommunication licenses and integrated multi-country, centrally managed switch-based national interconnects in Europe. The telecommunications services acquired and customers obtained are primarily in the “service number” industry (also “Premium Rate Services”), low-cost telephony services such as Carrier Select and Carrier Pre Select” and Freephone (Toll-Free) number services. These services offered and customers served are done through Benoit Telecom’s European fixed-line switch-based telecom network, including the acquired interconnections and licenses with the National Incumbents and Regulators in Spain, Netherlands, Italy, Switzerland, Austria and Belgium.

Customer contracts, licenses and interconnects, net of accumulated amortization of $1,205,554 was $10,912,055 at March 31, 2007. Amortization expense for the three months ended March 31, 2007 and 2006 was $302,940 and $0, respectively.

Amortization expense for the above intangible assets over the next five fiscal years is estimated to be $1,211,760 for each year.

NOTE 9   Acquisition of Elephant Talk Communication Europe Holding AG

On January 1, 2007, the Company completed its acquisition of Elephant Talk Communication Europe Holding AG (formerly known as “Benoit Telecom Holding AG” or “Benoit Telecom”), a European telecom company. Benoit Telecom is an international telecom operator and multi-media distributor servicing primarily the business-to-business segment of the telecommunications and media market. Benoit Telecom offers a broad range of products and services based on the integration of telecom, VoIP, SMS, FAX, Conferencing and Streaming services all integrated with a sophisticated Customer Relationship Management and Billing application. The Company purchased all of the 100,000 issued and outstanding shares of Benoit Telecom in exchange for a) cash payment of $6,643,080 and b) 40,000,000 shares of the Company’s common stock valued at $3,000,000. The common shares were valued at the actual date of issuance of such shares. The total consideration for the purchase of Benoit Telecom was valued at $9,643,080.

A summary of the assets acquired and liabilities assumed for Benoit Telecom are:

Estimated fair values:
Assets acquired	$19,861,430
Liabilities assumed	9,305,378

Net assets acquired	10,556,052
Consideration paid	9,643,080

Negative goodwill	$(912,972)

The Company has reduced the recorded value of the non-current assets acquired, by the negative goodwill of $912,972. The purchase price allocation for Benoit Telecom acquisition is based on management's estimates and overall industry experience. Immediately after the execution of the definitive agreement, the Company obtained effective control over Benoit Telecom. Accordingly, the operating results of Benoit Telecom have been consolidated with those of the Company starting January 1, 2007.

In accordance with paragraph 44 of SFAS 142, any excess of cost over net assets acquired shall be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except financial assets other then investments accounted for by the equity method, assets to be disposed of by sale, deferred tax assets, prepaid assets relating to pension or other postretirement benefit plans and any other current assets

The value of the shares issued by the corporation in connection with this acquisition exceeded the fair market value of the net assets acquired. Thus, “negative goodwill” was generated; this amount was allocated to reduce the cost of the non-current assets acquired.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

The following un-audited pro forma consolidated financial information for the three months ended March 31, 2006 and 2006, as presented below, reflects the results of operations of the Company as of January 1, 2007 and assuming that the acquisition occurred on January 1, 2006, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2007 and 2006 respectively, and may not be indicative of future operating results.

	Three months ended March 31
	2007	2006

Revenues	$11,170,615	$3,915,230
Operating loss	(1,221,996)	(857,607)
Net loss	(1,396,167)	(2,576,783)
Loss per share - basic and fully diluted	($0.01)	($0.02)

The Company included the financial results of Benoit Telecom in its consolidated 2007 financial results from the date of the purchase, January 1, 2007 through March 31, 2007.

NOTE 10    Due From Related Parties

The Company provided guarantees to third parties for funds advanced by them to entities that officers and/or shareholders have an ownership interest in. The funds were advanced to these entities prior to 2002. The balances of funds advanced as of March 31, 2007 are:

Due from ET Network Services, Ltd.	$301,547
Due from entities related to shareholders	14,329
$315,876

The amounts due from related parties are due on demand and unsecured.

NOTE 11    Loans Payable

Loans payable at March 31, 2007 are summarized as follows:

Installment loan payable, bank, monthly principal and interest payments of $12,804 including interest at bank's prime rate plus 1.5% per annum, 9.5% at March 31, 2007, due December 24, 2006, secured by personal guarantees of two shareholders, a director, and a third party	$325,452
Installment loan payable, bank, monthly principal and interest payments of $2,921 including interest at bank's prime rate plus 1.5% per annum, 9.5% at March 31, 2007, due December 24, 2011, secured by personal guarantees of three shareholders and a director	189,965
Installment loan payable, bank, monthly principal and interest payments of $1,749 including interest at bank's prime rate plus 1.5% per annum, 9.5% at March 31, 2007, due June 28, 2009, secured by personal guarantees of three shareholders and a director	84,464
Term loan payable, bank, monthly payments of interest at bank's prime rate, 8.0% at March 31, 2007	281,546
$881,427

The Company has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which the Company has borrowed funds from the bank under three installment loans and a term loan arrangements. The Company is in default of making loan payments on all the loans and as a result, the entire loan balance outstanding at March 31, 2007 is immediately due and payable to the bank. Furthermore, the Company is obligated to pay a default interest rate at the rate of 4.5% per annum in addition to the prescribed interest rate of the installment loans and term loan. The Company has recorded $17,692 and $8,495 in interest expense and default interest expense on loans payable as of March 31, 2007 and $14,044 and $6,737 in interest expense and default interest expense on loans payable as of March 31, 2006.

NOTE 12    Due to Related Parties

The Company received advances from entities that certain officers and/or shareholders have an ownership interest. The balances as of March 31, 2007 are:

Due to entities related to certain officers, directors and shareholders	$119,997
Due to an officer and director	2,432
$122,429

The amount due to entities related to certain officers, directors and shareholders is due on demand, unsecured and non-interest bearing.

NOTE 13    Convertible Promissory Note

On December 15, 2005, the Company executed on a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), funds to be drawn in stages. The Note is convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) of principal amount per share of common stock. The Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of $0.035, on the closing of agreement. The conversion right of the Note is not an absolute right of RWC, nor is it an unconditional obligation of the Company. Rather, the Note is convertible to the extent that the Company has sufficient authorized common stock. In that regard, there are currently 5,586,573 shares out of the Company’s 250,000,000 authorized common shares available for issuance upon conversion. The Note has a term of thirty (30) months during which time interest at the rate of 10% per annum will accrue from the date advances drawn by the Company. The Note is secured by shares owned or to be owned by the Company in its proposed acquisitions of entities for which the Company has made earnest deposits. The Note will be paid in full at the end of the thirty month term with a balloon payment of principal and accrued interest. RWC has not converted the principal drawn by the Company as of March 31, 2007 in exchange for the common shares of the Company. As of March 31, 2007 the Company has drawn the entire principal of $3.5MM and recorded accrued interest of $464,473 in the accompanying financial statements at March 31, 2007.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with Rising Water Capital, an investor. The 2nd Note has a term of thirty (30) months, during which time interest on the Principal Amount will accrue from the date of this 2nd Note at an annual interest rate of 10%. The 2nd Note will be paid in full at the end of the thirty month term with a balloon payment of principal and interest accrued. The 2nd Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this 2nd Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the 2nd Note holder when a demand for conversion is made. The 2nd Note is secured by shares owned or to be owned by the Company in the entities Beijing China Wind, ET ME&A Holding and ET ME&A. As of March 31, 2007, the Company has received the principal balance of $2,479,871 and has recorded accrued interest of $169,285 in the accompanying financial statements as of March 31, 2007.

NOTE 14    Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 238,265,927 common shares issued and outstanding as of March 31, 2007. The holders of Common Stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions per share, with respect to the Common Stock when, as and if declared by the Board of Directors from funds legally available therefore. No holders of any shares of Common Stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of Common Stock.

All shares of Common Stock now outstanding are fully paid, validly issued and non-assessable. Each share of Common Stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company’s Common Stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

Pursuant to a Stock Purchase Agreement, on December 28, 2006, the Company agreed to sell 109,480,000 restricted common shares to five accredited investors for a total consideration of $4,105,500. The Company received a cash consideration of $1,889,000 pursuant to the above Agreement and recorded the amount received as a liability in shares to be issued of $5,726,896 in the accompanying financial statements as of March 31, 2007. The Company has not issued any common shares to the investors as of March 31, 2007.

(B) Class B Preferred Stock

The Company’s Articles of Incorporation (Articles”) authorize the issuance of 50,000,000 shares of no par value Class B Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company’s Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

During the three months ended March 31, 2007, the Company did not issue any shares, warrants or granted any stock options.

NOTE 15    Basic and Diluted Net Loss Per Share

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

NOTE 16    Employee benefit Plan and Non-Qualified Stock Option and Compensation Plan

Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 300,000 shares of common stock and 4,000,000 stock options remain available for grant at March 31, 2007.

2006 Non-Qualified Stock and Option Compensation Plan

On July 21, 2006, the Company adopted a 2006 Non-Qualified Stock and Option Compensation Plan and filed a Registration Statement on Form S-8 with the Commission to register shares awarded under the Plan on the same date. The Compensation Committee of the Board of Directors issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with the Company. The 2006 Plan is intended to provide a method whereby the Company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of the Company and all of its shareholders. A total of 15,000,000 shares of common stock for stock awards and 10,000,000 shares of common stock underlying option grants were authorized under the 2006 Plan. None of the shares under the plan were issued as of March 31, 2007.

NOTE 17    Commitments and Contingencies

The Company leases its corporate offices space under a month-to-month operating lease. Monthly rental expense under the leases is $4,575 per month. The Company’s majority owned subsidiary leases its office space from a third party. The lease term is for one year and monthly rent expense is $1,085 per month. The Company’s USA hosting facility space is leased from a third party at a monthly rent of $2,694. The lease term expires on April 30, 2008.

The Company has commitments to pay annual regulatory fees for various national interconnects, telecom lines and co-locations rents. Rent expense under operating leases for the three months period ended March 31, 2007 and 2006 was $60,331 and $42,351, respectively.

Commitments of the Company relating to leases, co-location and office rents, regulatory and interconnection fees as of March 31, 2007 are as follows:

2007	$865,897
2008	209,830
2009	87,112
2010	65,272
2011	43,331
Total	$1,271,442

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

The Company has retained a legal counsel licensed to practice Civil law in the People’s Republic of China, who has advised the Company that Beijing Zhongrun’s lawsuits are not supported by valid facts nor have sufficient legal evidence. Accordingly, the Company considers that the claims of Beijing Zhongrun are without merit and the Company plans to vigorously defend these lawsuits.

NOTE 19    Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $17,947,271 including a net loss of $1,396,167 for the three months ended March 31, 2007. This raises a substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended March 31, 2007 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) acquire profitable companies that bring synergies to the Companies products and services.

ITEM 2. Management Discussion and Analysis or Plan of Operation

Elephant Talk Communications Inc. (“ETCI”), until recently was engaged in the long distance telephone business in China and the Special Administrative Region Hong Kong.

In 2006 the Company started to position itself as an international telecom operator and enabler to the multi-media industry by facilitating this industry to distribute all forms of content to various customers all over the globe. In January 2007, through the acquisition of various assets in Europe, the Company established a strong foothold in the European Telecommunications Market, particularly in the market of the “Service Number Industry”. Currently the Company is active in ten (10) European countries and has offices in Europe, the Far East, Middle East and USA. ETCI is servicing primarily the business-to-business segment of telecommunications market.

The Company operates a switch-based telecom network with national licenses and direct interconnects in seven (7) countries and through partnerships in another three countries. This enables the Company to implement geographical, personal, nomadic and VoIP numbers on a European level. Services provided include traditional telecom services, VOIP, media streaming and distribution including the necessary, billing and collection. In addition, ETCI develops in-house telecom and media related systems and software.

ETCI aims to become the carrier with the largest footprint in Europe and to be the first choice for the “service number industry” (i.e. 0800/0900-numbers), a prominent distributor for media related companies and international access partner for tier 1 & 2 carriers. At the same time it is the Company’s intention to leverage its multi-country presence, pan-European experience and in-house technological developments to set-up telecom operations outside Europe in order to built (in a very low cost manner) a worldwide telecom and media distribution system.

ETCI´s overall strategy is to fulfill its mission by developing and operating a multi country network with one set of network- and billing-applications all monitored and controlled from a highly qualified and from the point of view of costs efficiency, low profile central office, partially established in Hong Kong and the Netherlands. In order to achieve this ETCI has rolled out a focused corporate strategy whereby it aims at building a worldwide telecommunications and content distribution network through the acquisition or exchange of licenses for interconnection with tier 1 carriers on a bilateral basis.

In the structuring of the Company, it is ETCI’s goal to realize a fully integrated organization, not only on a corporate level but also technically and operationally, whereby planning is significantly more simple and faster eventually resulting in a far quicker and cheaper implementation of new services, connectivity of new countries and extra capacity. This is planned to be accomplished without giving in on quality and uninterrupted supply of services.

Material Transactions to an Understanding of our MD&A Discussion

On January 17, 2005, the Company entered into a Memorandum of Understanding to acquire all of the issued and outstanding shares of Benoit Telecom Holding A.G., a European telecom company from an accredited investor and owner based in Europe. The Company completed its acquisition of Benoit Telecom on January 1, 2007 and included the financial results of Benoit Telecom in its consolidated financial statements as of March 31, 2007.

On April 20, 2005, the Company formed a joint venture Free Zone Limited Liability company to be incorporated in the Dubai Technology, Electronic Commerce and Media Free Zone, Dubai, United Arab Emirates (UAE) under the name Elephant Talk Middle East & Africa FZ-LLC (“ET Dubai”). The Company through its wholly owned subsidiary Elephant Talk Limited incorporated the joint venture company on November 6, 2005 and contributed $50,907 towards its equity share capital as of December 31, 2005. The Company owns 50.54% share of this newly formed joint venture company. ET Dubai is committed to expend the necessary funds to keep its share of equity investment and is currently seeking regulatory approvals for obtaining trade and business licenses from the UAE government to conduct its business. ET Dubai has not yet begun the operations and plans to operate various telecom related business in the Middle East and Africa.

After evaluating the processes to expand our business and the costs of setting up regional subsidiaries in the Middle East under the name ET ME&A, the Company decided to create a new holding company in Bahrain. On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L (“ET ME&A Holding”). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of March 31, 2007.

On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L ("ET ME&A Holding"). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of March 31, 2007.

On June 19, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Bahrain W.L.L. (“ET Bahrain”) to manage the Company’s operations in Bahrain. The registered capital of ET Bahrain is $387,787 and ET ME&A Holding owns 99% of the equity ownership in ET Bahrain. ET ME&A Holding has contributed $383,909 as its share of registered capital as of March 31, 2007. ET ME&A Holding and ET Bahrain have not yet begun operations.

On August 3, 2006, the Company formed and incorporated an entity under the name Elephant Talk Europe Holding BV (“ET Europe”), a private limited liability company registered in Amsterdam, Holland with an authorized capital of $113,670 (90,000 Euros). The Company owns 100% equity in ET Europe. The purpose of forming ET Europe was to help the Company conclude its pending acquisition of Benoit Telecom Holding AG. The Company has contributed $22,734 towards its share of the registered capital of ET Europe. On November 17, 2006, the Company executed the definitive Stock Purchase Agreement and completed its acquisition of Benoit Telecom Holding AG effective on January 1, 2007.

On July 28, 2006, ET Europe participated in the incorporation of Elephant Talk Communications PRS UK Ltd. (“ET UK”), a company registered under the laws of United Kingdom. The registered capital of ET UK is $19760 and ET Europe has 51% ownership interest in ET UK. ET Europe has contributed $2,312 towards its share of ownership interest and $5,882 remains to be contributed as of March 31, 2007. ET UK was formed to expand ET Europe’s operations in United Kingdom.

On September 12, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company under the name Elephant Talk Middle East & Africa Jordan (“ET Jordan”) to manage the Company’s operations in Jordan. The registered capital of ET Jordan is $210,918 (81,585 BHD) and ET ME&A owns 100% of the equity ownership in ET Jordan. ET ME&A Holding has contributed $210,918 as its 100% share of the registered capital as of March 31, 2007. ET Jordan has applied for the telecommunication licenses and has not begun its operations.

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

On December 15, 2005, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $3.5 million (the “Note”) to Rising Water Capital, in exchange for a loan in the same principal amount to be drawn down in stages. This Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.035) per share. The Company has received all of the funding of $3.5 million Note by January 26, 2006. Assuming that the Note is fully converted into common stock, the Company would be obligated to issue 100,000,000 shares of common stock to Rising Water Capital as of March 31, 2007. None of the principal amount of the Note has been converted into shares of common stock as of May 18, 2007.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with Rising Water Capital. The 2nd Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this 2nd Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the 2nd Note holder when a demand for conversion is made. The Company has received the principal balance of $2,025,221 against the 2nd Note as of December 31, 2006 and further received cash consideration of $569,520 as of April 14, 2007. Assuming that the 2nd Note is fully converted into common stock, the Company would be obligated to issue 42,857,143 shares of common stock to Rising Water Capital as of March 31, 2007. None of the principal amount of the Note has been converted into shares of common stock as of May 18, 2007.

On December 28, 2006, the Company signed five subscription agreements with the investors providing that they agreed to purchase 109,480,000 shares of restricted common stock of the Registrant, subject to the satisfaction of certain conditions precedent, including, but not limited to, an increase in the authorized common stock of the Company, in a transaction intended to be exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The consideration for purchase of such common stock amounted to $4,105,500. As of March 31, 2007, the Company received a funding of $1,889,000 against the purchase of such shares and no shares of common stock have been issued. Three of the investors are the directors of the Company. Furthermore, all the investors are affiliated with Q.A.T. Investments S.A., an investment company organized under the laws of Luxembourg and a control person of the Company.

Results of Operations: Our results of operations for the three months ended March 31, 2007 consisted of operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, and its wholly-owned subsidiary Elephant Talk Communication Europe Holding BV and its subsidiaries. The results of operations of the Company for the three months ended March 31, 2006 consisted of our operations of Elephant Talk Communications, Inc. and our wholly-owned subsidiary Elephant Talk Limited and its subsidiaries. The Company reported net loss of $1,396,167 for the three months period ended March 31, 2007 compared to a net loss of $631,266 for the same period in 2006.

Revenues and Cost of Revenues: The Company reported revenues of $11,170,615 for the three months ended March 31, 2007 compared to $52,228 for the same period in 2006. Revenues for the three months ended March 31, 2007 consisted of $11,142,536 primarily from the premium rate services provided by the Company’s subsidiary Benoit Telecom to its customers. The Company provides technical, operational and financial telecom infrastructure to information providers so that these parties can operate and place their service numbers in the market and collect revenues from end-users of the service numbers. During the three months ended March 31, 2006, the Company recorded revenues by only selling telecommunications products business such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to a wide range of customers including major telecommunication companies to retail customers in China, Japan and Hong Kong.

Cost of revenues was $10,726,310 for the three months periods ended March 31, 2007 compared to $41,628 for the same period in 2006. Cost of revenues for the three months period ended March 31, 2007 consisted of $10,700,777 for the cost of services provided to premium rate services customers of our subscriber base, compared to the cost of revenues of $41,628 for the three months period ended March 31, 2006 for the cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold by Elephant Talk Limited. Gross margins for the three months ended March 31, 2007 was $444,305 or 4% of revenues as compared to $10,600 or 20% of revenues for the same period in 2006. Gross margins for the three months ended March 31, 2007 consisted of $441,759 and $2,546 from the Company’s subsidiary Benoit Telecom and Elephant Talk Limited, compared to a gross margin of $10,600 for the three months ended March 31, 2006 resulted from Elephant Talk Limited subsidiary. The decrease in gross margin for the three months ended March 31, 2007 compared to the same period in 2006 was due to the change in the revenue mix due to the new focus of the Company to offer premium rate telecommunications services offered to its customer base in European markets due to the strategic acquisition of Benoit Telecom.

Operating Expenses: Selling, general and administrative expenses (S,G&A) were $1,152,926 for the three months ended March 31, 2007 compared to $540,002 for the same period in 2006. S,G&A expenses for the three months ended March 31, 2007 consisted of $668,309 and $232,792 from the Company’s subsidiaries Benoit Telecom and Elephant Talk Limited. S,G&A expenses increased during the three months ended March 31, 2007 compared to the same periods in 2006, primarily due to the increase in marketing and promotion expenses of the premium rate services offered to our subscriber base and increased payroll and other legal and administrative expenses of the newly acquired businesses. Depreciation expense increased to $513,375 for the three months ended March 31, 2007 compared to $9,056 for the same period in 2006 primarily due to the acquisition of assets by the subsidiaries of the Company.

Other Income and Expenses: Interest income was $2,202 for the three months period ended March 31, 2007 compared to $21 for the same period in 2006. Interest expense was $176,644 for the three months ended March 31, 2007 compared to $100,260 for the same period in 2006. Interest expense increased due to the Company borrowing additional loans from investors and bank.

Minority Interest: The Company’s majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC (Dubai) incurred a loss of $82 for the three months ended March 31, 2007 compared to a loss of $23,262 for the same period in 2006. Elephant Talk Middle East and Africa (Holding) WLL, a majority owned subsidiary (51%) incurred a net loss of $4,600 for the three months period ended March 31, 2007 compared to none for the same period in 2006. The Company recorded net losses of $2,299 and $3,280 for the three months period ended March 31, 2007 and 2006 attributable to its minority shareholders’ interest in the accompanying financial statements as of March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources: The Company's principal capital requirements during the year 2007 are to fund the internal operations and acquire profitable growth-oriented telecommunications and related businesses in Asia and Europe. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company continues to actively pursuing additional credit facilities with accredited investors and financial institutions in Europe, Middle East and USA as a means to obtain new funding. The Company’s management estimates that it currently does not have the funds to operate for the next twelve months without raising additional capital.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,396,167 for the three months period ended March 31, 2007 as compared to a net loss of $631,266 for the same period in 2006. Additionally, the Company’s current liabilities exceeded its current assets by $8,061,001 at March 31, 2007. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Elephant Talk's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended December 31, 2006 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating Activities: Net cash used in operating activities during the three months period ended March 31, 2007 amounted to $1,929,366 primarily due to increase in accounts receivable of $165134, increase in prepaid expenses, deposits and other current assets of $472,964, increase in accounts payable o of $2,315,154, decrease in accrued expenses and other payable of $2,721,495, and decrease in deferred revenue of $3,481. Additionally, the Company’s current liabilities exceeded its current assets by $8,061,001 at March 31, 2007. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt

Investing Activities. Net cash provided by investing activities during the three months period ended March 31, 2007 was $6,153,429 primarily due to net cash inflow of $5,832,231 due to acquisition of Benoit Telecom, and cash received for acquisition of $406,118 The Company used proceeds to acquire equipment for $84,920 during the three months ended March 31, 2007.

Financing Activities. Net cash used in financing activities during the three months period ended March 31, 2007 was $3,724,623. The Company received $944,500 in funding against the sale of shares to an accredited investor. The Company paid $2,567,291 on notes payable and $2,107,893 to related parties.

As a result of the above activities, the Company experienced a net increase in cash of $410,062 for the three months period ended March 31, 2007. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors, acquiring profitable operations or by selling its common shares to accredited investors and fulfilling its plan of restructuring as outlined above.

Application of Critical Accounting Policies and Estimates

Application of Critical Accounting Policies

Revenue Recognition, Cost of Revenue and Deferred Revenue:
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company derives revenues from activities as a fixed-line provider with its own carrier network and its own switching technology and from transport, internet and VPN solutions. The Company also derives revenues from sale of minutes of calling time via sale of its prepaid calling cards. Cost of revenues of the services supplied to attain the sales comprise the total acquisition and production costs and cost of sales for the products and services sold during the reporting period. Cost of revenues includes the cost of capacity associated with the revenue recognized within the corresponding time period. Revenue is deferred upon activation of the calling cards and is recognized as the prepaid calling card balances are reduced based upon minute usage, imposition of administrative fees, or no further obligations exist with respect to a calling card. Deferred revenues represent amounts received from its customers for the unused minutes of the prepaid calling cards sold to its customers since the Company recognizes revenues only on the usage of the minutes.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement
b)	The date that adoption is required
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

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

ITEM 3. Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer (“Certifying Officers”) are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness.

Disclosure Controls and Procedures and Internal Controls

The Company maintains disclosure controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this Annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that material information relating to the Company is made known to the Certifying Officers by others, particularly during the period in which the applicable report is being prepared. The Company maintains a system of internal controls designed to provide reasonable assurance that a) transactions are executed in accordance with management’s general or specific authorization; b) transactions are recorded as necessary, to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; c) access to assets is permitted only in accordance with management’s general or specific authorization; and d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

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

The Securities and Exchange Commission rules embodied in the Sarbanes-Oxley Act of 2002, in particular, Section 404, require that a company’s internal controls over financial reporting be based upon a recognized internal control framework. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the filing of the Report, and concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.

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

The Company has retained a legal counsel licensed to practice Civil law in the People’s Republic of China, who has advised the Company that Beijing Zhongrun’s lawsuits are not supported by valid facts nor have sufficient legal evidence. Accordingly, the Company considers that the claims of Beijing Zhongrun are without merit and the Company plans to vigorously defend these lawsuits.

ITEM 2. Changes in Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

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

b)  Reports on Form 8-K

Termination of a Material Definitive Agreement, Unregistered Sale of Equity Securities, Resignation of Principal Officers and Directors, and appointment of Principal Officers and Directors, Other events, Completion of acquisition - Filed on January 25, 2007, Incorporated by reference. Film No. 07550678.

Change in Certifying Accountants - Filed on January 29, 2007, Incorporated by reference. Film No. 7559741.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

Elephant Talk Communications, Inc.

Date: May 18, 2007	By: /s/ Steven van der Velden
Steven van der Velden
President & Chief Executive Officer