Form 10QSB
period 2007-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2007-08-20
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(714) 288-1570
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

As of August 14, 2007, Elephant Talk Communications, Inc. had 238,265,927 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Report on Form 10-QSB
For the quarter ended
June 30, 2007

PART 1 FINANCIAL INFORMATION

Item 1.    Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$802,880
Restricted cash	20,213
Accounts receivable, net	5,503,238
Deposits	253,648
Prepaid expenses	859,677
Total Current Assets	7,439,656

PROPERTY AND EQUIPMENT - NET	2,436,430

OTHER ASSETS
Due from related parties	318,110
Intangible assets, net	11,276,786
Total Other Assets	11,594,896

TOTAL ASSETS	$21,470,982

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Overdraft	$183,854
Accounts payable	6,079,140
Deferred revenue	105,691
Accrued expenses	1,076,527
Accrued interest	993,803
Shares to be issued	11,358,364
Payable to third parties	794,443
Customer Deposits	20,213
Loans payable - bank	881,067
Due to related parties	136,676
Total Current Liabilities	21,629,778

LONG-TERM LIABILITIES
Convertible promissory notes	6,160,411

TOTAL LIABILITIES	27,790,189

MINORITY INTEREST	250,921

COMMITMENT AND CONTINGENCIES	--

STOCKHOLDERS' DEFICIENCY
Preferred stock Class B, no par value, 50,000,000 shares authorized, none issued and outstanding	--
Common stock, no par value, 250,000,000 shares authorized, 238,265,927 issued and outstanding	17,814,984
Accumulated comprehensive loss	(452,971)
Accumulated deficit	(23,932,141)
Total Stockholders' deficiency	(6,570,128)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$21,470,982

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

REVENUES, net	$12,509,839	$46,613	$23,680,454	$98,842

COST OF REVENUE	11,906,707	44,526	22,633,017	89,155

GROSS PROFIT	603,132	2,087	1,047,437	9,687

OPERATING EXPENSES
Stock compensation to officers	4,686,968	--	4,686,968	--
Selling, general and administrative	1,479,806	573,387	2,632,732	1,097,455
Depreciation and amortization	516,859	9,415	1,030,234	31,399
Total Operating Expenses	6,683,633	582,802	8,349,934	1,128,854

LOSS FROM OPERATIONS	(6,080,501)	(580,715)	(7,302,497)	(1,119,167)

OTHER INCOME (EXPENSE)
Interest income	26,294	132	28,496	153
Interest expense	(193,338)	(108,271)	(369,982)	(208,531)
Loss on currency fluctuations	(9,129)	--	(7,901)	--
Total Other Expense	(176,173)	(108,139)	(349,387)	(208,378)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(6,256,674)	(688,854)	(7,651,884)	(1,327,545)
Income taxes	--	--	(800)	(800)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(6,256,674)	(688,854)	(7,652,684)	(1,328,345)

MINORITY INTEREST	5,664	9,092	7,963	12,372

LOSS FROM CONTINUING OPERATIONS	(6,251,010)	(679,762)	(7,644,721)	(1,315,973)

DISCONTINUED OPERATIONS
Income from operations of abandoned entity	--	153,907	--	302,972

NET LOSS	$(6,251,010)	$(525,855)	$(7,644,721)	$(1,013,001)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	(228,803)	--	(463,146)	--

COMPREHENSIVE LOSS	$(6,479,813)	$(525,855)	$(8,107,867)	$(1,013,001)

Net loss per common share and equivalents - basic and diluted
Loss from continuing operations	$(0.03)	$(0.00)	$(0.04)	$(0.01)
Loss from discontinued operations	$0.00	$0.00	$0.00	$0.00
	$(0.03)	$(0.00)	$(0.04)	$(0.01)

Weighted average shares outstanding during the period - basic and diluted	212,265,928	164,250,089	212,265,928	163,795,531

Weighted average shares for dilutive shares has not been calculated as the effect of the dilutive shares is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,644,721)	$(1,013,001)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,030,234	51,069
Stock issued for acquisition	--	500,000
Shares to be issued for acquisition	--	500,000
Provision for uncollectible amounts	101,719	--
Issuance of stock to officers for compensation and services	4,686,968	--
Issuance of stock for consulting services	--	147,125
Goodwill recorded on acquisition	--	(1,404,613)
Minority interests	110,469	1,177,662
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,061,509)	(22,957)
(Increase) in prepaid expenses, deposits and other assets	(28,418)	(51,493)
Increase in accounts payable and customer deposits	4,183,407	28,472
Increase in deferred revenue	--	16,781
Increase (decrease) in accrued expenses and other payable	(2,474,135)	301,289
Net cash provided by (used in) operating activities from continued operations	(1,095,986)	230,334
Net cash provided by operating activities from discontinued operations	--	9,461
Net cash provided by (used in) operating activities	(1,095,986)	239,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(714,551)	(72,476)
Restricted cash	(20,213)	--
Purchase of telecom licenses	--	(124,668)
Earnest deposits on acquisitions, net	--	355,813
Cash paid for acquisition of subsidiary	(241,883)	--
Cash received from acquisition of subsidiary	382,439	--
Net cash provided by (used in) investing activities from continuing operations	(594,207)	158,669
Net cash used in investing activities from discontinued operations	--	(1,103,965)
Net cash used in investing activities	(594,207)	(945,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	12,420	10,769
Advances received from investor	--	926,330
Proceeds from bank loans	--	23,634
Proceeds from note payable	635,190	929,700
Proceeds from sale of shares	1,889,000	--
Proceeds from third parties	6,646	--
Proceeds from (Payments to) related parties	(19,147)	348,226
Net cash provided by financing activities from continuing operations	2,524,109	2,238,659
Net cash used in financing activities from discontinued operations	--	(959,560)
Net cash provided by financing activities	2,524,109	1,279,099

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(363,036)	30,373

NET INCREASE IN CASH AND CASH EQUIVALENTS	470,880	603,971

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	332,001	198,816

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$802,880	$802,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$62,573	$11,514
Cash paid during the period for incomes taxes	$800	$800

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
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

The results of operations for the three months and six ended June 30, 2007, are not necessarily indicative of the results to be expected for the entire year. Certain 2006 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3   Principles of Consolidation

The accompanying consolidated financial statements for the three months and six months ended June 30, 2007 includes the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, Elephant Talk Global Holding BV, and its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries. The consolidated financial statements for the three months and six months ended June 30, 2006 includes the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries. Minority interest principally represents minority shareholders’ proportionate share of equity in our consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4   Foreign Currency Translation

The functional currency was Hong Kong Dollar for the subsidiary Elephant Talk Limited and Euros for the Elephant Talk Europe Holding BV and Elephant Talk Global Holding BV entities. The June 30, 2007 financial statements of the Company were translated to United States dollars using June 30, 2007 closing exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

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
JUNE 30, 2007
(UNAUDITED)

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

NOTE 7    Property & Equipment

Property and equipment at June 30, 2007 consists of:

Leasehold improvements	$6,396
Communication and computer equipment	2,193,153
Automobiles	70,594
Furniture and fixtures	91,694
Software and network systems	2,590,832
Construction in progress	262,368
5,215,037
Less accumulated depreciation	(2,778,607)
$2,436,430

Depreciation expense for the three months and six months ended June 30, 2007 was $207,315 and $417,750 compared to $29,086 and $51,070 for the same periods in 2006.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 8    Customer Contracts, Licenses and Interconnects

Customer contracts, licenses and interconnects include the acquisitions of large customer contracts, telecommunication licenses and integrated multi-country, centrally managed switch-based national interconnects in Europe, CRM Billing System and software. The telecommunications services acquired and customers obtained are primarily in the “service number” industry (also “Premium Rate Services”), low-cost telephony services such as Carrier Select and Carrier Pre Select” and Freephone (Toll-Free) number services. These services offered and customers served are done through ET Europe’s fixed-line switch-based telecom network, including the acquired interconnections and licenses with the National Incumbents and Regulators in Spain, Netherlands, Italy, Switzerland, Austria, France and Belgium.

Customer contracts, licenses and interconnects, at June 30, 2007 consisted of the following:

Customer contracts, licenses & interconnects	$10,814,644
CRM Billing System and software	1,069,257
Amortizable intangibles	11,883,901
Less accumulated amortization	(607,116)
$11,276,785

Amortization expense for the three months and six months ended June 30, 2007 was $309,544 and $612,484 compared to $0 for the same periods of 2006.

Amortization expense for the above intangible assets over the next five fiscal years is estimated to be $1,224,970 for each year.

NOTE 9    Acquisition of Elephant Talk Communication Europe Holding AG

On January 1, 2007, the Company, through its wholly-owned subsidiary Elephant Talk Europe Holding BV, completed its acquisition of Elephant Talk Communication Europe Holding AG (formerly known as “Benoit Telecom Holding AG” or “Benoit Telecom”), a European telecom company. Benoit Telecom is an international telecom operator and multi-media distributor servicing primarily the business-to-business segment of the telecommunications and media market. Benoit Telecom offers a broad range of products and services based on the integration of telecom, VoIP, SMS, FAX, Conferencing and Streaming services all integrated with a sophisticated Customer Relationship Management and Billing application and using its own fixed-line national interconnects and partner interconnects in numerous European countries. The Company purchased all of the 100,000 issued and outstanding shares of Benoit Telecom in exchange for a) cash payment of $6,643,080 and b) 40,000,000 shares of the Company’s common stock valued at $3,000,000. The common shares were valued at the actual date of issuance of such shares. The total consideration for the purchase of Benoit Telecom was valued at $9,643,080.

A summary of the assets acquired and liabilities assumed for Benoit Telecom are:

Estimated fair values:
Assets acquired	$19,861,430
Liabilities assumed	9,305,378

Net assets acquired	10,556,052
Consideration paid	9,643,080

Negative goodwill	$(912,972)

The Company has reduced the recorded value of the non-current assets acquired, by the negative goodwill of $912,972. The purchase price allocation for Benoit Telecom acquisition is based on the fair value of assets acquired and liabilities assumed. Immediately after the execution of the definitive agreement, the Company obtained effective control over Benoit Telecom. Accordingly, the operating results of Benoit Telecom have been consolidated with those of the Company starting January 1, 2007.

In accordance with paragraph 44 of SFAS 142, any excess of cost over net assets acquired shall be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except financial assets other then investments accounted for by the equity method, assets to be disposed of by sale, deferred tax assets, prepaid assets relating to pension or other postretirement benefit plans and any other current assets.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The value of the shares issued by the Company in connection with this acquisition exceeded the fair market value of the net assets acquired. Thus, “negative goodwill” generated was allocated to reduce the cost of the non-current assets acquired.

The Company included the financial results of Benoit Telecom in its consolidated 2007 financial results from the date of the purchase, January 1, 2007 through June 30, 2007.

On January 1, 2007, the Company’s subsidiary Elephant Talk Europe Holding BV, entered into a Share Purchase Agreement with 3U Telecom AG, and acquired all of the issued and outstanding shares of 3U Telecom SARL France, for a consideration of 180,000 Euros (approx. $241,935). The Agreement entitled the Company to a 100% share of the economic benefits of the operations of 3U Telecom SARL. On June 1, 2007, all the terms and conditions of the Agreement were completed, and the Company acquired total assets $419,365 and assumed liabilities of $177,430 upon completion of this acquisition.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

The following un-audited pro forma consolidated financial information for the three months and six months ended June 30, 2007 and 2006, as presented below, reflects the results of operations of the Company as of January 1, 2007 and assuming that the acquisition occurred on January 1, 2006, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2007 and 2006 respectively, and may not be indicative of future operating results.

	Three months ended June 30,			Six months ended June 30,
	2007	2006		2007	2006

Revenues	$12,613,382	$8,417,049	*	23,961,296	12,339,846	*
Operating loss	(6,054,950)	(378,412	)*	(7,215,481)	(1,041,117	)*
Net loss	(6,225,459)	(323,553	)*	(7,557,705)	(934,951	)*
Loss per share - basic and fully diluted	$(0.03)	$(0.002)		$(0.04)	$(0.006)

* Numbers of 3 U Telecom SARL were insignificant, and, therefore, not included in the three months and six months ended June 30, 2006.

NOTE 10   Due From Related Parties

The Company provided guarantees to third parties for funds advanced by them to entities that officers and/or shareholders have an ownership interest in. The funds were advanced to these entities prior to 2002. The balances of funds advanced as of June 30, 2007 are:

Due from ET Network Services, Ltd.	$288,631
Due from entities related to shareholders	29,479
$318,110

The amounts due from related parties are non-interest bearing, due on demand and unsecured.

NOTE 11    Loans Payable

Loans payable at June 30, 2007 are summarized as follows:

Installment loan payable, bank, monthly principal and interest payments of $12,804 including interest at bank's prime rate plus 1.5% per annum, 9.5% at June 30, 2007, due December 24, 2006, secured by personal guarantees of two shareholders, a director, and a third party	$325,320
Installment loan payable, bank, monthly principal and interest payments of $2,921 including interest at bank's prime rate plus 1.5% per annum, 9.5% at June 30, 2007, due December 24, 2011, secured by personal guarantees of three shareholders and a director	189,887
Installment loan payable, bank, monthly principal and interest payments of $1,749 including interest at bank's prime rate plus 1.5% per annum, 9.5% at June 30, 2007, due June 28, 2009, secured by personal guarantees of three shareholders and a director	84,429
Term loan payable, bank, monthly payments of interest at bank's prime rate, 8% at June 30, 2007	281,431
$881,067

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Company has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which the Company has borrowed funds from the bank under three installment loans and a term loan arrangement. The Company is in default of making loan payments on all the loans and as a result, the entire loan balance outstanding at June 30, 2007 is immediately due and payable to the bank. Furthermore, the Company is obligated to pay a default interest rate at the rate of 4.5% per annum in addition to the prescribed interest rate of the installment loans and term loan. The Company has recorded $12,752 and $29,964 in interest expense and default interest expense for the three months and six months, respectively on loans payable as of June 30, 2007 and $30,045 in interest expense and default interest expense on loans payable as of June 30, 2006.

NOTE 12   Due to Related Parties

The Company received advances from entities that certain officers and/or shareholders have an ownership interest. The balances as of June 30, 2007 are:

Due to entities related to certain officers, directors and shareholders	$131,964
Due to an entity held by an agent	4,712
$136,676

The amount due to entities related to certain officers, directors and shareholders is due on demand, unsecured and non-interest bearing.

NOTE 13   Convertible Promissory Note

On December 15, 2005, the Company executed a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), an investor, funds to be drawn in stages. The Note is convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) of principal amount per share of common stock. The Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of the common stock of $0.035, on the closing of agreement. The Note is convertible to the extent that the Company has sufficient authorized common stock. In that regard, there are currently 5,586,580 shares out of the Company’s 250,000,000 authorized common shares available for issuance upon conversion. The Note has a term of thirty (30) months during which time interest at the rate of 10% per annum will accrue from the date advances drawn by the Company. The Note is secured by shares owned or to be owned by the Company in its subsidiaries. The Note will be paid in full at the end of the thirty month term with a balloon payment of principal and accrued interest. RWC has not converted the principal drawn by the Company as of June 30, 2007 in exchange for the common shares of the Company. The Company has drawn the entire principal of $3.5MM and recorded accrued interest of $552,945 in the accompanying financial statements at June 30, 2007.  The Company recorded an interest of $56,909 and $131,436 for the three month and six month periods ended June 30, 2007. The Company recorded an interest of $69,475 for the three month and six month periods ended June 30, 2006.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with Rising Water Capital. The 2nd Note has a term of thirty (30) months, during which time interest on the Principal Amount will accrue from the date of this 2nd Note at an annual interest rate of 10%. The 2nd Note will be paid in full at the end of the thirty month term with a balloon payment of principal and interest accrued. The 2nd Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this 2nd Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the 2nd Note holder when a demand for conversion is made. The 2nd Note is secured by shares owned by the Company in the entities Elephant Talk Network Consulting Limited, ET ME&A FZ-LLC and ETC Holding AG. The Company has received the principal balance of $2,660,411 as of June 30, 2007, and has recorded accrued interest of $243,812 in the accompanying financial statements as of June 30, 2007.  The Company recorded an interest of $87,500 and $175,972 for the three month and six month periods ended June 30, 2007. The Company recorded an interest of $87,418 and $166,894 for the three month and six month periods ended June 30, 2006.

NOTE 14   Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 238,265,927 common shares issued and outstanding as of June 30, 2007. The holders of Common Stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions per share, with respect to the Common Stock when, as and if declared by the Board of Directors from funds legally available therefore. No holders of any shares of Common Stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of Common Stock.

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

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Shares to be issued

Pursuant to a Stock Purchase Agreement, on June 30, 2005, the Company sold to an accredited investor Rising Water Capital 195,947,395 restricted common shares for a total cash consideration of $7,837,896. As of June 30, 2007, the Company has issued to RWC 100,000,000 of its restricted common shares valued at $4,000,000. The common shares were valued at $0.04 cents per share pursuant to the terms of the agreement. The remaining 95,947,395 common shares to RWC valued at $3,837,896 have not been issued to RWC as of June 30, 2007. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of June 30, 2007.

Pursuant to a Stock Purchase Agreement, on December 28, 2006, the Company agreed to sell 109,480,000 restricted common shares to five accredited investors for a total consideration of $4,105,500. The shares were valued at 50% discount over the last five days average market price on the date of execution of the agreement. The Company has received a cash consideration of $2,833,500 against such shares sold and recorded such shares to be issued as a liability in the accompanying financial statements as of June 30, 2007. Subsequent to June 30, 2007, the Company has received the remaining balance of $1,272,000 from the accredited investors. The Company has not issued any common shares to the investors as of June 30, 2007.

The Company approved on June 28, 2007 to issue, 55,140,800 shares of common stock valued at $4,686,986 to its officers and directors as compensation for services for the six months ended June 30, 2007 and for signing   employment agreements for a term of three years. The shares were valued at the closing market price of eight and one-half cents ($0.085) on June 28, 2007. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of June 30, 2007.

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

During the six months ended June 30, 2007, the Company did not issue any shares, warrants or granted any stock options.

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

NOTE 16   Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 300,000 shares of common stock and 4,000,000 stock options remain available for grant at June 30, 2007.

  ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

2006 Non-Qualified Stock and Option Compensation Plan

On July 21, 2006, the Company adopted a 2006 Non-Qualified Stock and Option Compensation Plan and filed a Registration Statement on Form S-8 with the Commission to register shares awarded under the Plan on the same date. The Compensation Committee of the Board of Directors issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with the Company. The 2006 Plan is intended to provide a method whereby the Company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of the Company and all of its shareholders. A total of 15,000,000 shares of common stock for stock awards and 10,000,000 shares of common stock underlying option grants were authorized under the 2006 Plan. None of the shares under the plan were issued as of June 30, 2007.

NOTE 17     INCOME TAXES

Income tax expense (benefit) for the six months periods is summarized as follows:

	June 30,
	2007	2006
Current:
Federal	$(2,024,425)	$(344,420)
State	(335,850)	(60,780)
Deferred taxes	2,359,475	406,000
Income tax expense (benefit)	$800	$800

The following is a reconciliation of the provision for income taxes at the United States federal statutory rate to the foreign income tax rate at June 30, 2007:

2007

Tax expense (credit) at statutory rate-federal	(34%)
State tax expense net of federal tax	(6%)
Foreign income tax rate difference	13.5%
Change in valuation allowance	26.5%
Tax expense at actual rate	--

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2007 are as follows:

Deferred tax assets:
Net operating loss carry forward	$9,572,856
Total gross deferred tax assets	9,572,856
Less valuation allowance	(9,572,856)
Net deferred tax assets	$--

At June 30, 2007, the Company had accumulated deficit carry forwards of approximately $3,081,002. Pursuant to Dutch income tax laws, losses may be carried forward indefinitely. However, loss carry-back is permitted for three years. Utilization of the net operating losses may be prohibited after a change of 30% or more of the ultimate control in a company.

The net change in the valuation allowance during the six months period ended June 30, 2007 was $2,788,016.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 18   Commitments

The Company leases its corporate offices space under a month-to-month operating lease. Monthly rental expense under its leases is $4,575 per month. The Company’s majority owned subsidiaries leases its office space from third parties. The lease term is for one year and monthly rent expense is $1,085 per month. The Company’s USA hosting facility space is leased from a third party at a monthly rent of $4,743. The lease term expires on April 30, 2008.

The Company has commitments to pay annual regulatory fees and fees for various national interconnects, telecom lines and co-locations rents. Rent expense under operating leases was $52,111 and $101,324 for the three months and six months ended June 30, 2007 compared to $23,486 and $46,974 for the same periods in 2006.

Commitments of the Company relating to leases, co-location and office rents, regulatory and interconnection fees as of June 30, 2007 for the twelve months periods ended June 30, are as follows:

June 30, 2008	$737,579
June 30, 2009	206,868
June 30, 2010	121,631
June 30, 2011	94,852
Total	$1,160,930

NOTE 19   Litigation

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

ETGD has retained a legal counsel licensed to practice Civil law in the People’s Republic of China, who has advised that Beijing Zhongrun’s litigation claims are not supported by valid facts nor have sufficient legal evidence. Accordingly, the claims of Beijing Zhongrun are considered without merit and will be defended vigorously.

The parties have presented their cases to the Beijing Higher Civil Court on May 14th and 15th, 2007. It is not known yet when the Court will give its judgment.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 20    Segment Information

Six months ended June 30, 2007

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East HK/PRC	Middle East	USA	TOTAL

Revenues	$16,372,294	$1,496,186	$5,505,735	$217,875	$23,592,090	$88,363	$-	$--	$23,680,454

Operating income (loss)	$115,032	$264,284	$(1,694,772)	$(231,290)	$(1,546,745)	$(436,586)	$(8,850)	$(5,310,315)	$(7,302,497)

Identifiable assets	$4,103,138	$2,031,903	$13,130,766	$1,026,078	$20,291,885	$611,780	$419,201	$148,116	$21,470,982

Depreciation and amortization	$87,852	$56,742	$861,878	$3,515	$1,009,987	$20,046	$--	$201	$1,030,234

Capital expenditure	$31,968	$17,410	$4,916,329	$178,039	$5,143,746	$--	$--	$--	$5,143,746

NOTE 21   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $23,932,141 including a net loss of $7,644,721 for the six months ended June 30, 2007 and default on its bank loans. This raises a substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended June 30, 2007 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) strategically acquire profitable companies that bring synergies to the Companies products and services.

NOTE 22   Subsequent Events

On July 6, 2007 and August 9, 2007, the Company received the remaining cash consideration of $327,500 and $944,500 from an officer and directors for purchase of common shares pursuant to a Stock Purchase Agreement executed on December 28, 2006 for sale of 109,480,000 restricted common shares for a total consideration of $4,105,500. The Company has received the total consideration of $4,105,500 as of August 9, 2007. The Company has not issued any common shares to the investors as of August 17, 2007.

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

The Company operates a switch-based telecom network with national licenses and direct interconnects in seven (7) countries and through partnerships in another three countries. This enables the Company to implement geographical, premium rate, toll free, personal, nomadic and VoIP numbers on a European level. Services provided include traditional telecom services, VOIP, media streaming and distribution including the necessary, billing and collection. In addition, ETCI develops in-house telecom and media related systems and software.

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

ETCI´s overall strategy is to fulfill its mission by developing and operating a multi country network with one set of network- and billing-applications all monitored and controlled from a highly qualified and from the point of view of costs efficiency, low profile central office, partially established in Hong Kong and the Netherlands. In order to achieve this, ETCI has rolled out a focused corporate strategy whereby it aims at building a worldwide telecommunications and content distribution network through the acquisition or exchange of licenses for interconnection with tier 1 carriers on a bilateral basis.

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

Material Transactions to an Understanding of our MD&A Discussion

On January 17, 2005, the Company entered into a Memorandum of Understanding to acquire all of the issued and outstanding shares of Benoit Telecom Holding A.G., a European telecom company from an accredited investor and owner based in Europe. The Company through its wholly-owned subsidiary Elephant Talk Europe Holding BV, completed its acquisition of Benoit Telecom on January 1, 2007 and included the financial results of Benoit Telecom in its consolidated financial statements as of June 30, 2007.

On April 20, 2005, the Company formed a joint venture Free Zone Limited Liability company to be incorporated in the Dubai Technology, Electronic Commerce and Media Free Zone, Dubai, United Arab Emirates (UAE) under the name Elephant Talk Middle East & Africa FZ-LLC (“ET Dubai”). The Company through its wholly owned subsidiary Elephant Talk Limited incorporated the joint venture company on November 6, 2005 and contributed $50,907 towards its equity share capital as of June 30, 2007. The Company owns 50.54% share of this joint venture company. ET Dubai has not yet begun the operations and plans to operate various telecom related business in the Middle East and Africa in the near future.

After evaluating the processes to expand our business and the costs of setting up regional subsidiaries in the Middle East under the name ET ME&A, the Company decided to create a new holding company in Bahrain.

On June 17, 2006, the Company through its subsidiary Elephant Talk Limited, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Middle East & Africa (Holding) W.L.L ("ET ME&A Holding"). The registered capital of ET ME&A Holding is $387,787 and Elephant Talk Limited has contributed $197,771 towards its 51% equity interest in ET ME&A Holding as of June 30, 2007.

On June 19, 2006, the Company through its subsidiary ET ME&A Holding, incorporated a limited liability company in the Kingdom of Bahrain under the name Elephant Talk Bahrain W.L.L. (“ET Bahrain”) to manage the Company’s operations in Bahrain. The registered capital of ET Bahrain is $387,787 and ET ME&A Holding owns 99% of the equity ownership in ET Bahrain. ET ME&A Holding has contributed $383,909 as its share of registered capital as of June 30, 2007. ET ME&A Holding and ET Bahrain have not yet begun operations.

On August 3, 2006, the Company formed and incorporated an entity under the name Elephant Talk Europe Holding BV (“ET Europe”), a private limited liability company registered in Amsterdam, Holland with an authorized capital of $113,670 (90,000 Euros). The Company owns 100% equity in ET Europe. The purpose of forming ET Europe was to help the Company conclude its acquisition of Benoit Telecom Holding AG. The Company has contributed $22,734 towards its share of the registered capital of ET Europe. On November 17, 2006, the Company executed the definitive Stock Purchase Agreement and completed its acquisition of Benoit Telecom Holding AG effective on January 1, 2007.

On July 28, 2006, ET Europe Holding BV participated in the incorporation of Elephant Talk Communications PRS UK Ltd. (“ET UK”), a company registered under the laws of United Kingdom. The registered capital of ET UK is $19,760 and ET Europe has 51% ownership interest in ET UK. ET Europe has contributed $2,312 towards its share of ownership interest and $5,882 remains to be contributed as of June 30, 2007. ET UK was formed to expand ET Europe’s operations in United Kingdom.

On September 12, 2006, the Company, through its subsidiary ET ME&A Holding, incorporated a limited liability company under the name Elephant Talk Middle East & Africa Jordan (“ET Jordan”) to manage the Company’s operations in Jordan. The registered capital of ET Jordan is $210,918 (81,585 BHD) and ET ME&A owns 100% of the equity ownership in ET Jordan. ET ME&A Holding has contributed $210,918 as its 100% share of the registered capital as of June 30, 2007. ET Jordan has applied for the telecommunication licenses and has not begun its operations.

On December 15, 2005, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $3.5 million (the “Note”) to Rising Water Capital, in exchange for a loan in the same principal amount to be drawn down in stages. This Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.035) per share. The Company has received all of the funding of $3.5 million Note by January 26, 2006. Assuming that the Note is fully converted into common stock, the Company would be obligated to issue 100,000,000 shares of common stock to Rising Water Capital as of June 30, 2007. None of the principal amount of the Note has been converted into shares of common stock as of June 30, 2007

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with Rising Water Capital. The 2nd Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this 2nd Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the 2nd Note holder when a demand for conversion is made. The Company has received the principal balance of $2,660,411 against the 2nd Note as of June 30, 2007. Assuming that the 2nd Note is converted into common stock as of June 30, 2007, the Company would be obligated to issue 38,005,871 shares of common stock to Rising Water Capital. None of the principal amount of the Note has been converted into shares of common stock as of June 30, 2007.

On December 28, 2006, the Company signed five subscription agreements with investors providing that they agreed to purchase 109,480,000 shares of restricted common stock of the Registrant, subject to the satisfaction of certain conditions precedent, including, but not limited to, an increase in the authorized common stock of the Company, in a transaction intended to be exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The consideration for purchase of such common stock amounted to $4,105,500. As of June 30, 2007, the Company received a funding of $2,833,500 against the purchase of such shares and no shares of common stock have been issued. Three of the investors are the directors of the Company. Furthermore, all the investors are affiliated with Q.A.T. Investments S.A., an investment company organized under the laws of Luxembourg. Based upon the funding received as of June 30, 2007, the Company is obligated to issue 75,560,000 shares of common stock to the accredited investors as of June 30, 2007.

On January 17, 2007, Elephant Talk Europe Holding B.V., entered into a Share Purchase Agreement with 3U Telecom, to acquire all of the issued and outstanding shares of 3U Telecom SARL, a private company with limited liability registered in France. The total purchase price for all outstanding shares amounted to Euro 1,453,709. 3U Telecom SARL, owned a claim in the amount of Euro 1,273,709 arising from a loan agreement against its former parent company. 3U Telecom transferred this claim to the purchasing company Elephant Talk Europe Holding B.V. The Purchaser has set-off the transferred claim against the purchase price. As a result, the remaining purchase price amounted to Euro 180,000. On June 1, 2007, the acquisition of 3U Telecom SARL has been completed. Currently, 3U Telecom SARL is being transformed to ETC France SAS.

On May 24, 2007 the Company formed and incorporated an entity under the name Elephant Talk Global Holding BV (“ET Global Holding”), a private limited liability company registered in Schiphol, The Netherlands, with an authorized capital of $125,000 (90,000 Euros). The Company owns 100% equity in ET Global Holding. The purpose of forming ET Global Holding is to structure the organization of the Company so that ET Global Holding will hold the regional holding companies.

Results of Operations: Our results of operations for the three months and six months ended June 30, 2007 consisted of operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, its wholly-owned subsidiary Elephant Talk Global Holding BV, and its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries. The results of operations of the Company for the three months and six months ended June 30, 2006 consisted of our operations of Elephant Talk Communications, Inc. and our wholly-owned subsidiary Elephant Talk Limited and its subsidiaries. The Company reported net losses of $6,251,010 and $7,644,721 for the three months and six months periods ended June 30, 2007 compared to net losses of $525,855 and $1,031,001 for the same periods in 2006.

Revenues and Cost of Revenues: The Company reported revenues of $12,509,839 and $23,680,454 for the three months and six months ended June 30, 2007 compared to $46,613 and $98,842 for the same periods in 2006. Revenues for the three months and six months ended June 30, 2007 consisted of $8,568,041 and $16,380,925 primarily from the premium rate services provided by the Company’s subsidiary Elephant Talk Communication Holding AG to its customers. The Company provides technical, operational and financial telecom infrastructure to information providers so that these parties can operate and place their service numbers in the market and collect revenues from end-users of the service numbers. During the three months and six months ended June 30, 2006, the Company recorded revenues by only selling telecommunications products business such as voice and data transmission like IDD, pre-paid calling cards, eTalk and facsimile services provided to retail customers in China, Japan and Hong Kong.

Cost of revenues was $11,906,707 and $22,633,017 for the three months and six months periods ended June 30, 2007 compared to $44,526 and $89,155 for the same period in 2006. Cost of revenues for the three months and six months periods ended June 30, 2007 consisted of $8,527,792 and $16,348,836 for the cost of services provided to premium rate services customers of our subscriber base, compared to the cost of revenues of $44,526 and $89,155 for the three months and six months periods ended June 30, 2006 for the cost of leasing transmission facilities, international gateway switches for voice, data transmission and facsimile services and discounts offered on eTalk cards sold by Elephant Talk Limited.

Gross margins for the three months and six months ended June 30, 2007 was $603,132 (4.8%) and $1,047,437 (4.4%) of revenues as compared to $2,087 (4.5%) and $9,687 (9.8%) of revenues for the same periods in 2006. Gross margins for the three months ended June 30, 2007 consisted of $574,911 and $33,269 from the Company’s subsidiary Elephant Talk Europe Holding BV and Elephant Talk Limited, compared to a gross margin of $2,087 for the three months ended March 31, 2006 resulted from Elephant Talk Limited subsidiary. Gross margins for the six months ended June 30, 2007 consisted of $1,016,622 and $30,815 from the Company’s subsidiary Elephant Talk Europe Holding BV and Elephant Talk Limited, compared to a gross margin of $9,687 for the six months ended June 30, 2006 resulted from Elephant Talk Limited subsidiary. The gross margins for the three months and six months ended June 30, 2007 remained relatively flat compared to the same period in 2006 was due to the change in the revenue mix due to the new focus of the Company to offer premium rate telecommunications services offered to its customer base in European markets due to the strategic acquisition of Benoit Telecom.

Operating Expenses: Selling, general and administrative expenses (S,G&A) were $1,479,788 and $2,632,714 for the three months and six months ended June 30, 2007 compared to $573,387 and $1,097,455 for the same periods in 2006. S,G&A expenses for the three months period ended June 30, 2007 primarily consisted of expenses of $890,856 and $223,014 from the Company’s subsidiaries Elephant Talk Europe Holding BV and Elephant Talk Limited. S,G&A expenses for the six months period ended June 30, 2007 primarily consisted of expenses of $1,566,317 and $450,356 from the Company’s subsidiaries Elephant Talk Holding BV and Elephant Talk Limited. S,G&A expenses increased during the three months and six months periods ended June 30, 2007 compared to the same periods in 2006, primarily due to the increase in marketing and promotion expenses of the premium rate services offered to our subscriber base and other legal and administrative expenses of the newly acquired businesses.. During the three months and six months ended June 30, 2007, the Company recorded an expense of $4,686,986 in stock compensation to officers and directors as sign up bonus for executing employment agreements for a three year term. Depreciation and amortization expense for the three months and six months periods ended June 30, 2007 increased to $516,859 and 1,030,234 as compared to $$9,415 and $31,399 for the same periods in 2006 primarily due to the acquisition of assets by the subsidiaries of the Company in 2007.

Other Income and Expenses: Interest income was $26,294 and $28,496 for the three months and six months periods ended June 30, 2007 compared to $132 and $153 for the same periods in 2006. Interest expense was $193,309 and $369,982 for the three months and six months ended June 30, 2007 compared to $108,271 and $208,531 for the same periods in 2006. Interest expense increased due to the Company borrowing additional loans from investors and bank.

Minority Interest: The Company’s majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC (Dubai) incurred a loss of $2,182 for the three months ended June 30, 2007 compared to a loss of $4,215 for the same period in 2006. Elephant Talk Middle East and Africa (Holding) WLL, a majority owned subsidiary (51%) incurred a net loss of $9,364 for the three months period ended June 30, 2007 compared to$14,142 for the same period in 2006. The Company recorded net losses of $5,664 and $7,963 for the three months and six months periods ended June 30, 2007 and net losses of $9,092 and $12,372 for the comparable periods of 2006, attributable to its minority shareholders’ interest in the accompanying financial statements.

Liquidity and Capital Resources: The Company's principal capital requirements during the year 2007 are to fund the internal operations and acquire profitable growth-oriented telecommunications and related businesses in Asia and Europe. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company continues to actively pursuing additional credit facilities with accredited investors and financial institutions in Europe, Middle East and USA as a means to obtain new funding. The Company’s management estimates that “with the expected revenue increases in 2007, no additional funding will be required to continue to operate the Company.”

As shown in the accompanying financial statements, the Company incurred a net loss of $7,644,721 for the six months period ended June 30, 2007 as compared to a net loss of $1,013,001 for the same period in 2006. Additionally, the Company’s current liabilities exceeded its current assets by $14,190,123 at June 30, 2007. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Elephant Talk's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended December 31, 2006 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating Activities: Net cash used in operating activities during the six months period ended June 30, 2007 amounted to $1,095,986 primarily due to increase in accounts receivable of $1,061,509, increase in prepaid expenses, deposits and other current assets of $28,418, increase in accounts payable of $4,183,407, and decrease in accrued expenses and other payable of $2,474,135. Additionally, the Company’s current liabilities exceeded its current assets by $14,190,123 at June 30, 2007. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company’s ability to continue as a going concern.

Investing Activities. Net cash used in investing activities during the six months period ended June 30, 2007 was $594,207 primarily due to the purchase of property and equipment of $714,551 and net cash inflow of $140,556 due to the acquisition of Benoit Telecom.

Financing Activities. Net cash provided by financing activities during the six months period ended June 30, 2007 was $2,524,109. The Company received $1,889,000 in funding against the sale of shares to accredited investors. The Company received $6,646 from third parties and paid $19,147 to related parties.

The Company recorded a net reduction of cash of $363,036 as a result of effect of exchange rates during the six months ended June 30, 2007.

As a result of the above activities, the Company experienced a net increase in cash of $470,880 for the six months period ended June 30, 2007. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors, acquiring profitable operations or by selling its common shares to accredited investors and fulfilling its plan of restructuring as outlined above.

Application of Critical Accounting Policies and Estimates

Application of Critical Accounting Policies

Revenue Recognition, Cost of Revenue and Deferred Revenue:
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company derives revenues from activities as a fixed-line provider with its own carrier network and its own switching technology and from transport, internet and VPN solutions. The Company also derives revenues from sale of minutes of calling time via sale of its prepaid calling cards. Costs of revenues of the services supplied to attain the sales comprise the total acquisition and production costs and cost of sales for the products and services sold during the reporting period. Cost of revenues includes the cost of capacity associated with the revenue recognized within the corresponding time period. Revenue is deferred upon activation of the calling cards and is recognized as the prepaid calling card balances are reduced based upon minute usage, imposition of administrative fees, or no further obligations exist with respect to a calling card. Deferred revenues represent amounts received from its customers for the unused minutes of the prepaid calling cards sold to its customers since the Company recognizes revenues only on the usage of the minutes.

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

ITEM 3. Controls and Procedures

The Company maintains and continues to improve and implement new controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer (“Certifying Officers”) are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness.

Disclosure Controls and Procedures and Internal Controls

The Company maintains disclosure controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this Annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that material information relating to the Company is made known to the Certifying Officers by others, particularly during the period in which the applicable report is being prepared. The Company maintains and continues to improve a system of internal controls designed to provide reasonable assurance that a) transactions are executed in accordance with management’s general or specific authorization; b) transactions are recorded as necessary, to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; c) access to assets is permitted only in accordance with management’s general or specific authorization; and d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

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

ETGD has retained a legal counsel licensed to practice Civil law in the People’s Republic of China, who has advised that Beijing Zhongrun’s lawsuits are not supported by valid facts nor have sufficient legal evidence. Accordingly, the claims of Beijing Zhongrun are considered without merit and will be defended vigorously. The parties have presented their cases to the Beijing Higher Civil Court on May 14th and 15th, 2007. It is not known yet when the Court will give its judgment.

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

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

Elephant Talk Communications, Inc.

Date: August 17, 2007	By: /s/ Steven van der Velden
Steven van der Velden
President & Chief Executive Officer