Form 10QSB
period 2007-09-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2007-11-19
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes ☒ No ☐

Indicate by check market whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☒

As of November 16, 2007, Elephant Talk Communications, Inc. had 238,265,927 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐    No ☒

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

Report on Form 10-QSB
For the quarter ended September 30, 2007

PART 1 FINANCIAL INFORMATION

Item 1.   Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,637,800
Restricted cash	21,408
Accounts receivable, net	4,777,729
Deposits	410,048
Prepaid expenses and other current assets	463,116
Total Current Assets	9,310,102

PROPERTY AND EQUIPMENT - NET	3,013,446

OTHER ASSETS
Due from related parties	318,664
Intangible assets, net	10,949,015
Total Other Assets	11,267,679

TOTAL ASSETS	$23,591,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Overdraft	$191,804
Accounts payable and customer deposits	5,537,044
Deferred revenue	100,361
Accrued expenses and other payable	2,091,131
Advances from third parties	795,204
Loans payable	885,735
Shares to be issued	15,518,328
Convertible promissory note -current part	3,500,000
Due to related parties	132,533
Total Current Liabilities	28,752,140

LONG-TERM LIABILITIES
Convertible promissory note	2,660,411

MINORITY INTEREST	271,549

COMMITMENT AND CONTINGENCIES	--

STOCKHOLDERS' DEFICIT
Common stock, no par value, 250,000,000 shares authorized, 238,265,927 issued and outstanding	17,814,984
Comprehensive loss	(101,004)
Accumulated deficit	(25,806,852)
Total Stockholders' Deficit	(8,092,873)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,591,227

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

REVENUES	$11,574,708	$29,521	$35,255,160	$128,363

COST OF REVENUE	11,602,554	26,956	34,942,313	116,111

GROSS PROFIT	(27,846)	2,565	312,848	12,252

OPERATING EXPENSES
Selling, general and administrative	704,010	1,691,509	8,011,897	2,818,402
Depreciation and amortization	165,959	(1,815)	489,451	29,584
Total Operating Expenses	869,969	1,689,694	8,501,348	2,847,986

LOSS FROM OPERATIONS	(897,815)	(1,687,129)	(8,188,501)	(2,835,734)

OTHER INCOME (EXPENSE)
Interest income	49,482	29	77,978	182
Interest expense	(170,751)	(168,618)	(590,215)	(377,149)
Miscellaneous income	-	2,046	-	2,046
Total Other Expense, net	(121,269)	(166,543)	(512,237)	(374,921)

LOSS BEFORE INCOME TAXES	(1,019,083)	(1,853,672)	(8,700,737)	(3,210,655)
Income taxes	-	-	-	(800)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,019,083)	(1,853,672)	(8,700,737)	(3,211,455)
Minority interest	(31,117)	67,232	(23,154)	51,828

LOSS BEFORE DISCONTINUED OPERATIONS	(1,050,200)	(1,786,440)	(8,723,891)	(3,159,627

DISCONTINUED OPERATIONS
Income (loss) from operations of abandoned entity	-	(115,107)	-	245,078
Abandonment of investment	-	(1,246,849)	-	(1,246,849)
LOSS FROM DISCONTINUED OPERATIONS		(1,361,956)		(1,001,771)

NET LOSS	(1,050,200)	(3,148,396)	(8,723,891)	(4,161,398)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	351,967	-	(111,179)	-

COMPREHENSIVE LOSS	$(698,233)	$(3,148,396)	$(8,835,070)	$(4,161,398)

Net loss per common share and equivalents
Basic and diluted – from continued operations	$(0.003)	$(0.017)	$(0.037)	$(0.024)
Basic and diluted – from discontinued operations	$(0.003)	$(0.009)	$(0.037)	$(0.018)

Weighted average shares outstanding during the period - basic and diluted	238,265,927	184,617,774	238,265,927	174,090,939

Weighted average shares for dilutive shares has not been calculated as the effect of the dilutive shares is anti-dilutive.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,723,891)	$(3,159,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,602,747	29,584
Stock issued for acquisition	-	500,000
Provision for uncollectible amounts	111,237	-
Issuance of stock for compensation and services	4,830,583	1,189,175
Issuance of stock for consulting services	-	142,500
Minority interest	23,154	(51,828)
Changes in operating assets and liabilities:
Decrease in accounts receivable	141,945	(976)
Decrease in prepaid expenses, deposits and other assets	(285,722)	(55,054)
Increase in accounts payable and customer deposits	157,398	93,975
Increase in deferred revenue	-	9,366
Increase in accrued expenses and other payable	775,900	212,369
Net cash used in operating activities from continued operations	(1,366,649)	(1,090,515)
Net cash provided by operating activities from discontinued operations	-	695,152
Net cash used in operating activities	(1,366,649)	(395,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,657,347)	(112,222)
Purchase of telecom license	-	(124,668)
Restricted cash	(21,408)	-
Cash paid for acquisition of subsidiary	(241,883)	(1,074,214)
Earnest deposit on acquisitions, net	-	40,002
Cash received from acquisition of subsidiary	382,439	-
Net cash used in investing activities from continued operations	(1,538,199)	(1,271,102)
Net cash used in investing activities from discontinued operations	-	(20,138)
Net cash used in investing activities	(1,538,199)	(1,291,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	19,368	31,767
Advances received from investor	-	1,689,480
Proceeds from bank loans	-	3,746
Proceeds from note payable	635,190	929,700
Proceeds from sale of shares	5,929,539	-
Proceeds from related parties	-	193,993
Payments to related parties	(262,270)	(818,893)
Net cash provided by financing activities from continued operations	6,321,826	2,029,793
Net cash used in financing activities from discontinued operations	-	(95,786)
Net cash provided by financing activities	6,321,826	1,934,007

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(111,179)	28,881

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,305,799	276,285

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	332,001	-

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,637,800	$276,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$21,448	$17,333

Cash paid during the period for income taxes	$800	$800

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    Organization and Nature of Operations

Elephant Talk Communications, Inc. (herein referred to as “Elephant Talk,” “ETCI” or “Company,” formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation. On January 4, 2002, Staruni Corporation merged with Elephant Talk Limited, a company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the merger and to emphasize that the Company’s new focus is the business of Elephant Talk Limited.

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

Furthermore, on June 1, 2007, the Company, through its ET Europe Holding BV, acquired 3U Telecom SARL, a private company with limited liability registered in France. This Company is actively involved in Carrier Select/Carrier Pre Select activities in France.

NOTE 2    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in the Company's 2006 Form 10-KSB. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006 which were filed on April 16, 2007 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation has been included.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year. Certain 2006 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

NOTE 3    Principles of Consolidation

The accompanying consolidated financial statements for the three and nine months ended September 30, 2007 includes the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, Elephant Talk Global Holding BV, and its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries. The consolidated financial statements for the three and nine months ended September 2006 includes the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries. Minority interest principally represents minority shareholders’ proportionate share of equity in our consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4    Foreign Currency Translation

The functional currency was Hong Kong Dollar for the subsidiary Elephant Talk Limited and Euros for the Elephant Talk Europe Holding BV and Elephant Talk Global Holding BV entities. The September 30, 2007 financial statements of the Company were translated to United States dollars using September 30, 2007 closing exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated comprehensive income (loss).

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

NOTE 7    Accounts Receivables, net

Accounts Receivables net of allowance for doubtful debts of $118,133 amounted to $4,777,729 as of September 30, 2007.

NOTE 8    Property & Equipment

Property and equipment at September 30, 2007 consist of:

Leasehold improvements	$31,180
Communication and computer equipment	2,254,398
Automobiles	85,190
Furniture and fixtures	185,965
Software and network systems	1,932,288
Construction in progress	656,151
5,145,172
Less accumulated depreciation	(2,131,726)
$3,013,446

Depreciation expense for the three and nine month periods ended September 30, 2007 amounted to $337,198 and $1,011,595, respectively. Depreciation expense for the three and nine month periods ended September 30, 2006 amounted to $21,012 and $72,082, respectively.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9    Customer Contracts, Licenses and Interconnects

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

Customer contracts, licenses and interconnects, at September 30, 2007 consist of the following:

Customer Contracts, Licenses & Interconnect	$11,540,167
Accumulated Depreciation Customer Contracts & Licenses	(591,152)
Customer Contracts & Lincenses, net	$10,949,015

Amortization expense for the three and nine month periods ended September 30, 2007 amounted to $162,910 and $591,152, respectively, compared to $0 for the three and nine month periods ended September 30, 2006.

Amortization expense for the above intangible assets over the next five fiscal years ending September 30 is estimated to be approximately $1,225,000 for each year.

NOTE 10    Acquisition of Elephant Talk Communication Europe Holding AG

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

A summary of the assets acquired and liabilities assumed for Benoit Telecom are:

Cash & cash equivalents	$409,174
Accounts receivables	4,485,259
Property & equipment	2,163,157
Customer contracts & licenses	11,504,192
Other assets	1,299,647
Total Assets acquired	$19,861,430

Accounts payable	$1,535,504
Accrued expenses and other payables	3,631,658
Payable to third parties	4,013,056
Others	125,160
Liabilities assumed	$9,305,378

Net assets acquired	$10,556,052

Consideration paid	$9,643,080

Negative goodwill	$(912,972)

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

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with paragraph 44 of SFAS 142, any excess of cost over net assets acquired shall be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except financial assets other than investments accounted for by the equity method, assets to be disposed of by sale, deferred tax assets, prepaid assets relating to pension or other postretirement benefit plans and any other current assets.

The value of the shares issued by the Company in connection with this acquisition exceeded the fair market value of the net assets acquired. Thus, “negative goodwill” generated was allocated to reduce the cost of the non-current assets acquired.

The Company included the financial results of Benoit Telecom in its consolidated 2007 financial results from the date of the purchase, January 1, 2007 through September 30, 2007.

On January 1, 2007, the Company’s subsidiary Elephant Talk Europe Holding BV, entered into a Share Purchase Agreement with 3U Telecom AG, and acquired all of the issued and outstanding shares of 3U Telecom SARL France, for a consideration of 180,000 Euros (approximately $241,935). The Agreement entitled the Company to a 100% share of the economic benefits of the operations of 3U Telecom SARL. On June 1, 2007, all the terms and conditions of the Agreement were completed, and the Company acquired total assets $419,365 and assumed liabilities of $177,430 upon completion of this acquisition.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following un-audited pro forma consolidated financial information for the nine months ended September 30, 2007 and 2006, as presented below, reflects the results of operations of the Company as of January 1, 2007 and assuming that the acquisition occurred on January 1, 2006, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2007 and 2006 respectively, and may not be indicative of future operating results.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

REVENUES, net	$11,678,251	$10,896,422	$35,536,002	$23,236,268
LOSS FROM OPERATIONS	(1,024,649)	(3,082,841)	(8,101,485)	(4,123,958)
NET LOSS	$(1,024,649)	$(4,610,893)	$(8,636,875)	$(5,545,844)
Loss per share - basic and fully diluted	(0.0043)	(0.0250)	(0.0362)	(0.0319)

NOTE 11    Due From Related Parties

The Company provided guarantees to third parties for funds advanced by them to entities that officers and/or shareholders have an ownership interest in. The Company also has receivables from officers and/or shareholders.

The balances of funds advanced as of September 30, 2007 are:

Due from ET Network Services Ltd.	$290,160
Due from entities related to shareholders	28,504
$318,664

The amounts due from related parties are non-interest bearing, due on demand and unsecured.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12    Loans Payable

Loans payable at September 30, 2007 are summarized as follows:

Installment loan payable, bank, monthly principal and interest payments of $12,804 including interest at bank's prime rate plus 1.5% per annum, 9.5% at September 30, 2007, due December 24, 2006, secured by personal guarantees of two shareholders, a director, and a third party	$327,043
Installment loan payable, bank, monthly principal and interest payments of $2,921 including interest at bank's prime rate plus 1.5% per annum, 9.5% at September 30, 2007, due December 24, 2011, secured by personal guarantees of three shareholders and a director	$190,893
Installment loan payable, bank, monthly principal and interest payments of $1,749 including interest at bank's prime rate plus 1.5% per annum, 9.5% at September 30, 2007, due June 28, 2009, secured by personal guarantees of three shareholders and a director	$84,877
Term loan payable, bank, monthly payments of interest at bank's prime rate, 8% at September 30, 2007	$282,922
Total	$885,735

The Company’s subsidiary Elephant Talk Limited (ET Ltd.) has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which ET Ltd. has borrowed funds from the bank under three installment loans and a term loan arrangement. ET Ltd. is in default of making loan payments on all the loans and as a result, the entire loan balance outstanding at September 30, 2007 is immediately due and payable to the bank. Furthermore, ET Ltd. is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. ET Ltd. has recorded $37,697 and $70,221 in interest expense and default interest expense for the nine months on loans payable as of September 30, 2007 and $43,905 in interest expense and default interest expense on loans payable as of September 30, 2006. Total unpaid accrued interest and default interest, on the above loans, amounted to $273,630 as of September 30, 2007 and is included in the accrued expenses in the accompanying financials.

NOTE 13    Due to Related Parties

The Company received advances from entities that certain officers and/or shareholders have an ownership interest. The balances as of September 30, 2007 amounted to $132,533.The amount due to entities related to certain officers, directors and shareholders is due on demand, unsecured and non-interest bearing.

NOTE 14    Convertible Promissory Note

On December 15, 2005, the Company executed a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), an investor, funds to be drawn in stages. The Note is convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) of principal amount per share of common stock. The Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of the common stock of $0.035, on the closing of agreement. The Note is convertible to the extent that the Company has sufficient authorized common stock. In that regard, there are currently 5,586,580 shares out of the Company’s 250,000,000 authorized common shares available for issuance upon conversion. The Note has a term of thirty (30) months during which time interest at the rate of 10% per annum will accrue from the date advances drawn by the Company. The Note is secured by shares owned or to be owned by (an agent of) the Company in its subsidiaries. The Note would have to be paid in full at the end of the thirty month term with a balloon payment of principal and accrued interest or converted into common stock. RWC has not converted the principal drawn by the Company as of September 30, 2007 in exchange for the common shares of the Company.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with Rising Water Capital. The 2nd Note has a term of thirty (30) months, during which time interest on the Principal Amount will accrue from the date of this 2nd Note at an annual interest rate of 10%. The 2nd Note will be paid in full at the end of the thirty month term with a balloon payment of principal and interest accrued. The 2nd Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this 2nd Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the 2nd Note holder when a demand for conversion is made. The Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of the common stock of $0.07 on the closing of agreement. The 2nd Note is secured by shares owned or to be owned by (an agent of) the Company in its subsidiaries. The Company has received the principal balance of $2,660,411 as of September 30, 2007, and has recorded accrued interest of $309,583 in the accompanying financial statements as of September 30, 2007. The Company recorded an interest of $65,771 and $197,208 for the three and nine month periods ended September 30, 2007. The Company recorded an interest of $ 39,168 and $ 61,297 for the three and nine month periods ended September 30, 2006. The note has been presented as a long term liability on the accompanying financials.

On November 1, 2007, the Company received a letter of Rising Water Capital A.G. regarding the above mentioned Promissory Notes, notifying that they agreed to waive any and all defaults or continuing defaults under section 5 (a)(6) for a period of time commencing on the date of the letter and continuing for 3 months hereafter.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15    Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 238,265,927 common shares issued and outstanding as of September 30, 2007. The holders of Common Stock, and of shares issuable upon exercise of any Warrants or Options, are entitled to equal dividends and distributions per share, with respect to the Common Stock when, as and if declared by the Board of Directors from funds legally available therefore. No holders of any shares of Common Stock has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of Common Stock.

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

Shares to be Issued

Pursuant to a Stock Purchase Agreement, on June 30, 2005, the Company sold to an accredited investor Rising Water Capital 195,947,395 restricted common shares for a total cash consideration of $7,837,896. As of September 30, 2007, the Company has issued to RWC 100,000,000 of its restricted common shares valued at $4,000,000. The common shares were valued at $0.04 cents per share pursuant to the terms of the agreement. The remaining 95,947,395 common shares to RWC valued at $3,837,896 have not been issued to RWC as of September 30, 2007. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of September 30, 2007.

On October 30, 2006, the Company agreed to issue to RWC an additional 258,546,313 shares of common stock as price adjustment for failed acquisitions leading to lower market value than anticipated and bringing the effective ownership of RWC in the Company, reckoned at the date of October 30, 2006 for outstanding and to be issued shares (excluding the hereunder mentioned promissory notes), to 72.5% of total of shares of common stock. At that moment RWC is potentially the owner of 454,493,708 shares of common stock.

In addition RWC could acquire an additional 138,005,871 shares of common stock upon exercise of its two Convertible Promissory Notes of $3.5 million and $3 million to the extend permissible based upon the receipt of all of the $3.5 million received on the first Promissory Note and $2,660,411 on the second Promissory Note (all share conversion calculations are exclusive of possible conversion of accrued interest).

On December 28, 2006, pursuant to a Stock Purchase Agreement, the Company agreed to sell 109,480,000 restricted common shares at a share price of 0.0375 to five accredited investors for a total consideration of $4,105,500. The shares were valued at 50% discount over the last five days average market price on the date of execution of the agreement. In the second quarter $2,833,500 and in the third quarter the remaining $1,272,000 was received. The Company has recorded the 109,480,000 shares to be issued as a liability in the accompanying financial statements as of September 30, 2007.

On June 28, 2007, the Board approved to issue over a three years period as of January 1, 2007 in total 72,036,800 shares of common stock to its officers and directors of which 51,761,634 shares of common stock valued at $4,399,739 were recognized at June 28 as compensation for employment commitments for a term of three years as of January 1, 2007 as well as 3,379,166 shares of common stock valued at $287,229 for compensation for services for the nine months ended September 30, 2007. The remaining 16,896,000 valued at $1,436,160 will be amortized over a period of 30 months commencing June 2007. An amortization of $143,615 for 1,689,583 shares was recorded during the three month period ending September 30, 2007. Total number of shares to be issued to management as of September 30, 2007 amounts to 56,830,349 shares valued at $4,830,580. The shares were valued at the closing market price of eight and one-half cents ($0.085) on June 28, 2007, the date of grant. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of September 30, 2007.

On August 22, 2007, the Board approved the sale of approximately 104 million restricted common shares to 5 accredited investors for a total consideration of €4,530,000 and $50,000. The shares were valued at a 30% discount over the closing price of August 22, 2007, resulting in an issuance price of $0.0595, before consultancy fee of 5%. In the quarter ended September 30, 2007, the company received a cash consideration of $2,744,349. The Company has recorded the 47,781,378 shares to be issued as a liability in the accompanying financial statements as of September 30, 2007.

In the month of October and November of 2007, an additional amount of $2,571,436 has been received under the same funding program.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2007, the Company did not issue any shares and warrants.

NOTE 16    Basic and Diluted Net Loss Per Share

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

NOTE 17    Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 300,000 shares of common stock and 4,000,000 stock options remain available for grant at September 30, 2007.

2006 Non-Qualified Stock and Option Compensation Plan

The Board of Directors approved on September 26, 2007 a proposal to issue under the 2006 Non-Qualified Stock and Option Compensation Plan a total of 7,483,333 non-qualified stock options.

The options were granted with an exercise price of $0.09, the share closing price as of September 26, 2007. The options will vest on December 31, 2009 or so much earlier as there will be a change of control of the Company. The options will be exercisable though December 31, 2011.

The fair market value of the options of $460,280 was calculated using the Black-Sholes options model. The assumptions used for the Black Scholes calculation are: volatility of 102%, term of 3 years and a Discount Rate of 4.5%.

Common stock purchase options and warrants consisted of the following as of September 30, 2007:

Aggregate
		Exercise	Intrinsic
	# shares	Price	Value

Options:
Outstanding and exercisable, December 30, 2006	-	-	$-
Granted	7,483,333	$0.09	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, September 30, 2007	7,483,333	$0.09	$-

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18    INCOME TAXES

Income tax expense (benefit) for the nine months periods is summarized as follows:

	September 30,
	2007	2006

Current:
Federal	$(2,966,123)	$(1,414,603)
State	(523,433)	(249,636)
Deferred taxes	3,490,356	1,665,039
Income tax expense (benefit)	$800	$800

The following is a reconciliation of the provision for income taxes at the United States federal statutory rate to the foreign income tax rate at September 30, 2007:

2007

Tax expense (credit) at statutory rate-federal	(34%)
State tax expense net of federal tax	(6%)
Foreign income tax rate difference	13.5%
Change in valuation allowance	26.5%
Tax expense at actual rate	--

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September, 2007 are as follows:

Deferred tax assets:
Net operating loss carry forward	$10,322,741
Total gross deferred tax assets	10,322,741
Less valuation allowance	(10,322,741)
Net deferred tax assets	$--

At September 30, 2007, the Company had accumulated deficit carry forwards of approximately $ 8,725,000. Pursuant to Dutch income tax laws, losses may be carried forward indefinitely. However, loss carry-back is permitted for three years. Utilization of the net operating losses may be prohibited after a change of 30% or more of the ultimate control in a company.

The net change in the valuation allowance during the nine months period ended September 30, 2007 was $3,537,901.

NOTE 19    Commitments

The Company leases its corporate office space under a month-to-month operating lease. Monthly rental expense under its lease is $4,924 per month. The Company’s majority owned subsidiaries leases its office space in Spain and Hong Kong from third parties. The lease term is for one year and rent expense is $8,538 per month.

Rent expense under operating leases for co locations amounted to $211,351 for the nine months ended September 30, 2007 compared to $93,408 for the same period in 2006.

Commitments of the Company relating to leases, co-location and office rents, regulatory and interconnection fees as of September 30, 2007 for the twelve months periods ended September 30 are as follows:

September 30, 2008	$1,578,255
September 30, 2009	$1,612,420
September 30, 2010	$1,564,139
September 30, 2011	$1,491,652

Total	$6,246,464

The material increase in commitments in 2008 is primarily the results of the fact that the Company has entered into an agreement to commit itself to buying a certain amount of telecommunications infrastructure, targeted to commence upon the moment of delivery of the network currently planned to be March 1 2008.”

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20    Litigation

(a)	Beijing Chinawind

In the previous filings disclosed litigation, the judgment of the Beijing Haiding Civil Court was recently received. On October the 18th the verdict was given in the two cases:

•	Beijing China Wind Internet Information Technology Ltd. (CW) as Plaintiff against Guangdong Elephant Talk Network Information Ltd.( GDET), Agent of the Company, as Defendant.

The Equity Transfer Agreement signed by CW and GDET on January 4, 2006 is confirmed to be effective. All requests from CW are rejected.

•	Guangdong Elephant Talk Network Information Ltd. (GDET), Agent of the Company, as Plaintiff against Beijing China Wind Internet Information technology Ltd. (CW) Defendant.

The Court confirmed the opinion of GDET that the resolutions of the shareholders meeting of China Wind held on January 27, 2007 are invalid, as the meeting was not conducted in a proper way.

The Company is not aware of any timely appeal at the moment of this filing.

(b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

As reported in the 10-KSB filing of  April 1, 2005, regarding the fiscal year 2004, parties mutually agreed to terminate the in the heading mentioned Purchase Agreement. The Company returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 2,252,500 common shares out of the 5,100,000 issued by the Company for the purchase. In addition, the Company issued 37 unsecured convertible promissory notes for a total amount of $3,600,000. On request of the Company, 21 were returned with a total value of $2,040,000.

The Company is presently as Plaintiff seeking relieve from the High Court of the Hong Kong Special Administrative Region against the holders of the not returned shares to return a total of 2,847,500 common shares (valued at $381,565) and to have them returning the remaining 16 unsecured convertible promissory notes representing a total amount of $1,560,000.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21    Segment Information

Nine months ended September 30, 2007

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East HK/PRC	Middle East	USA	TOTAL

Revenues	$24,527,670	$2,346,806	$7,880,695	$401,541	$35,156,713	$98,447	$-	$-	$35,255,160

Operating income (loss)	$267,830	$464,472	$(2,687,567)	$(341,212)	$(804,107)	$(1,231,985)	$(33,437)	$(4,626,602)	$(8,188,501)

Identifiable assets	$4,320,883	$2,073,341	$12,959,574	$920,716	$20,274,515	$564,279	$421,529	$2,330,903	$23,591,226

Depreciation and amortization	$133,682	$149,820	$1,288,973	$-	$1,572,475	$29,971	$-	$301	$1,602,747

Capital expenditure	$33,859	$35,763	$1,638,744	$25,388	$1,733,753	$24,977	$-	$-	$1,758,730

NOTE 22    Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $25,806,852 including a net loss of $8,723,891 for the nine month period ended September, 2007 and default on its bank loans. This raises a substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern for the coming two quarters. Management has devoted considerable efforts during the period ended September 30, 2007 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) strategically acquire profitable companies that bring synergies to the Company’s products and services.

We believe our existing available cash, cash commitments, cash equivalents and short term investments as of September 30, 2007 in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until the second quarter of 2008.

Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. Management is pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. Management expects to enter into discussions with various potential financing sources regarding funding in the form of among others equity investments and (convertible) debt financing. There can be no assurance that any of these funding will be consummated in the time frames needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.

NOTE 23    Subsequent Events

On August 22, 2007, the Company entered into various contracts with certain investors for additional funding. In the third quarter the Company received $2,744,349 under these agreements. In the months October and November an additional amount of $2,571,436 has been received.

ITEM 2.  Management Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this document.

NOTE ON FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB includes and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to our financial condition, results of operations, plans, objectives, future performance and business, which are usually identified by the use of words such as "will," "may," "anticipates," "believes," "estimates," "expects," "projects," "plans," "predicts," "continues," "intends," "should," "would," or similar expressions. We intend for these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions.

These forward-looking statements reflect our current views and expectations about our plans, strategies and prospects, which are based on the information currently available and on current assumptions.

We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 10-KSB for the year ended December 31, 2006. Listed below and discussed elsewhere in this quarterly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included or incorporated by reference in this quarterly report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	competition in the industry;
•	the availability of debt and equity financing;
•	future acquisitions;
•	the availability of qualified personnel;
•	international, national, regional and local economic and political changes;
•	general economic and market conditions;
•	changes in applicable laws;
•	trends affecting our industry, our financial condition or results of operations;
•	the timing and amount of collections on our receivable portfolios;
•	increases in operating expenses associated with the growth of our operations.

You should read this quarterly report and the documents that we incorporate by reference in this quarterly report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Elephant Talk Communications Inc. (“ETCI”), until recently was engaged in the long distance telephone business in China and the Special Administrative Region Hong Kong.

In 2006 the Company adopted the strategy to position itself as an international telecom operator and enabler to the multi-media industry by facilitating to the distribution of all forms of content and telecommunications services to various customers all over the globe. Through intelligent design and organizational structure the Company pursues this strategy by building a worldwide network based on both clear and IP bandwidth that is managed centrally by its sophisticated self-developed IN-CRM-Billing platform.

In January 2007, through the acquisition of various assets in Europe, the Company established a foothold in the European Telecommunications Market, particularly in the market of the “Service Number Industry” and to a smaller extent Carrier (Pre) Select numbers. Furthermore, through the human and IT resources thereby acquired, the company obtained in-depth expertise of telecom and multi-media systems, telecom regulations and European markets.

The Company currently operates a switch-based telecom network with national licenses and direct fixed line interconnects with the Incumbents/National Telecom Operators in eight (8) European countries, one (1) in the Middle East (Bahrain), licenses in Hong Kong and the U.S.A. and partnerships with telecom operators in Scandinavia, Poland Germany and Hong Kong. Codec and media streaming servers are currently located in four centers geographically spread around the world. Together with the centrally operated and managed IN-CRM-Billing platform, the Company thus offers geographical, premium rate, toll free, personal, nomadic and VoIP numbers. Services are primarily provided to the business market and include traditional telecom services, VOIP, media streaming and distribution including the necessary billing and collection. Through its European and Chinese development centers, ETCI develops in-house telecom and media related systems and software.

In the third quarter the Company finalized testing and commissioned additional national interconnects in the United Kingdom (British Telecom) and Bahrain (Batelco), further enlarging the Company’s footprint in fixed line infrastructure. In the Caribbean and the Middle East, the Company installed its first Wifi test sites, aimed at creating own broadband mobile access networks in emerging markets with relatively poor (or relatively expensive) infrastructures.

In Europe, a step was made towards building a mobile enabled infrastructure on top of the Company’s fixed line infrastructure by committing capital expenditure and implementation resources towards becoming a Full Mobile Network Operator (Full MNO).

In order to finance this business opportunity the Company entered into stock purchase agreements with certain investors for the sale of its common stock. In the third quarter the Company received $4,159,069 under these agreements. In the months October and November, an additional amount of $2,571,436 has been received. See “Part II, Item 2: Unregistered Sales of Equity Securities.”

At the same time the Company is pursuing above described business opportunities, attention is paid by its Management to improve the internal structuring of the organization and to realize a fully integrated organization. This will have to be achieved not only on a corporate level but also in the financial, technical and operational departments of the Company in order to implement new services, connectivity in new countries and extra capacity.

Material Transactions

Mobile Virtual Network Enabler and Operator

Elephant Talk Communication Premium Rate Services Netherlands BV, a company belonging to the ETCI group, received on July 3, 2007 from the OPTA, the Dutch telecommunications market authority, the definitive license to act as a Mobile Network Operator (MNO). Elephant Talk Communication Holding AG entered into an agreement in June 2007 with one of the four (4) MNO’s in the Netherlands.

Hiring of Investor Relations firm Booke & Co.

The Company hired the Investment Relations firm Booke & Co. to advise and assist the Company. The contract has a term of 18 months. The engagement started October, 1, 2007. The first 6 months the retainer is $5,000 per month. The second six months this will be $6,000 per month, and the last six months this will be $7,000 per month. After nine months, the contract can be terminated with a two months notice.

The contract includes also the granting of an option on 300,000 shares of ETC, Inc., which will be vested immediately. The exercise will expire on January 9, 2012.

Retainer agreement with Ellenoff & Grossman as our external corporate legal counsel

The Company retained per the first of October as external legal counsel the New York based firm Ellenoff & Grossman. The monthly retainer fee is US$5,000.

The Company entered into an Intermediation Agreement with QMG and Amelia & Associates S.A. to assist the Company in raising funds.

The Board approved on August 22, 2007 in writing and confirmed in their meeting of September 26, 2007 two agreements with Quercus Management Group and Amelia & Associates S.A. to provide intermediation versus investors for additional funding on a no cure no pay basis. The commission to be paid for funding through these agreements is 5%.

On the basis of this intermediation as of September 30, 2007 the Company agreed to sell restricted common shares to five accredited investors for a total consideration of EUR 4,530,000 and $50,000. The shares were valued at a 30% discount over the closing price of August 22, 2007, resulting in an issuance price of $0.0595.

The Company has received as of September 30, 2007 cash payments in consideration of $2,744,349 against such shares and recorded such shares to be issued as a liability in the accompanying financial statements as of September 30, 2007.

In the month of October and November, an additional $2,571,436 has been received under the same funding program. The remaining balance is expected to be received in the last month of the 4th quarter 2007. The Company has not issued any common shares to the investors as of September 30, 2007.

Result of Operations

Our results of operations for the three months and nine months ended September 30, 2007 consisted of operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, its wholly-owned subsidiary Elephant Talk Global Holding BV, and its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries. The results of operations of the Company for the three months and nine months ended September 30, 2006 consisted of our operations of Elephant Talk Communications, Inc. and our wholly-owned subsidiary Elephant Talk Limited and its subsidiaries. The Company reported net losses of $1,050,200 and $8,723,891 for the three months and nine months periods ended September 30, 2007 compared to net losses of $3,148,396 and $4,161,398 for the same periods in 2006.

Revenues and Cost of Revenues:

The Company reported revenues of $11,574,708 and $35,255,160 for the three months and nine months ended September 30, 2007 compared to $29,521 and $128,363 for the same periods in 2006.

Revenues for the three months and nine months ended September 30, 2007 consisted of $11,091,708 and $33,975,548 primarily from the premium rate services (“PRS”) provided by the Company’s subsidiary Elephant Talk Communication Holding AG to its customers.

Cost of revenues was $11,602,554 and $34,942,313 for the three months and nine months periods ended September 30, 2007 compared to $26,956 and $116,111 for the same period in 2006. Cost of Revenues includes depreciation & amortization directly attributable to revenue (for 3 months ended September 30, 2007: $406,554 and 9 months ended September 30 2007: $1,113,296). Cost of revenues for the three months and nine months periods ended September 30, 2007 consisted of $10,513,185and $31,987,052 for the cost of services provided to premium rate services customers of our subscriber base. No premium rate services applicable in 2006.

Gross margins for the three months and nine months ended September 30, 2007 was negative $(27,846) and $312,848 of revenues as compared to $2,565 and $12,252 of gross margins for the same periods in 2006.

As a consequence, Gross Margin includes depreciation & amortization directly attributable to revenue (for 3 months ended September 30, 2007: $406,554 and 9 months ended September 30 2007: $1,113,296)

Operating Expenses: Selling, general and administrative expenses were $704,010 and $8,011,897 for the three months and nine months ended September 30, 2007 compared to $1,691,509 and $2,818,402 for the same periods in 2006.

As of September 30, 2007, the Company recorded an expense of $4,830,583 in stock compensation to officers and directors as sign-up bonus for executing employment agreements for a 3 year term.

Other Income and Expenses:

Interest income was $49,482 and $77,978 for the three months and nine months periods ended September 30, 2007 compared to $29 and $182 for the same periods in 2006. Interest expense was $170,751 and $590,215 for the three months and nine months ended September 30, 2007 compared to $168,618 and $377,149 for the same periods in 2006. Interest expense increased as a result of the Company’s borrowing additional loans from investors and bank.

Liquidity and Capital Resources: The Company's principal capital requirements during the year 2007 are to fund the internal operations and acquire profitable growth-oriented telecommunications and related businesses in Asia and Europe. The Company raised necessary funds by selling shares of its common stock to selected investors and bringing in business partners whose contributions include cash. In view of low borrowing interest rates, the Company continues to actively pursue additional credit facilities with accredited investors and financial institutions in Europe, Middle East and USA as a means to obtain new funding.

As shown in the accompanying financial statements, the Company incurred a net loss of $8,723,891 for the nine months period ended September 30, 2007 as compared to a net loss of $4,161,398 for the same period in 2006. Additionally, the Company’s current liabilities exceeded its current assets by $19,442,038 at September 30, 2007.

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

Operating Activities:

Net cash used in operating activities during the nine months period ended September 30, 2007 amounted to $1,366,649 primarily due to a decrease in accounts receivable of $141,945, an increase in prepaid expenses of $285,722 and due to an increase in Accrued Expenses and Other Payables of $775,900.

Investing Activities:

Net cash used in investing activities during the nine months period ended September 30, 2007 was $1,538,199 primarily due to the purchase of property and equipment of $1,657,347 compensated for the proceeds of acquisitions of subsidiaries of $382,439 and a negative cash flow from acquisitions $241,883.

Financing Activities:

Net cash provided by financing activities during the nine months period ended September 30, 2007 was $6,321,826. The Company received $5,929,539 in funding against the sale of shares to accredited investors. The Company received $635,190 from third parties and paid $262,270 to related parties.

As a result of the above activities, the Company experienced a net increase in cash of $3,305,799 for the nine months period ended September 30, 2007. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors, acquiring profitable operations or by selling its common shares to accredited investors and fulfilling its plan of restructuring as outlined above.

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

ITEM 3.   Controls and Procedures

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as defined in rule 13a-15(e) as of the end of the period covered by this interim report on Form 10-QSB. Based on their evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting that occurred in the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

a) Beijing Chinawind

In the previous filings disclosed litigation, the judgment of the Beijing Haiding Civil Court was recently received. On October the 18th the verdict was given in the two cases:

•	Beijing China Wind Internet Information Technology Ltd. (CW) as Plaintiff against Guangdong Elephant Talk Network Information Ltd.( GDET), Agent of the Company, as Defendant.

The Equity Transfer Agreement signed by CW and GDET on January 4, 2006 is confirmed to be effective. All requests from CW are rejected.

•	Guangdong Elephant Talk Network Information Ltd. (GDET), Agent of the Company, as Plaintiff against Beijing China Wind Internet Information technology Ltd. (CW) Defendant.

The Court confirmed the opinion of GDET that the resolutions of the shareholders meeting of China Wind held on January 27, 2007 are invalid, as the meeting was not conducted in a proper way.

The Company is not aware of any timely appeal at the moment of this filing.

(b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

As reported in the 10 KSB filing of April 1, 2005, regarding the fiscal year 2004, parties mutually agreed to terminate the in the heading mentioned Purchase Agreement. The Company returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 2,252,500 common shares out of the 5,100,000 issued by the Company for the purchase. In addition the Company issued 37 unsecured convertible promissory notes for a total amount of US$3,600,000. On request of the Company 21 were returned with a total value of US$2,040,000.

The Company is presently as Plaintiff seeking relieve from the High Court of the Hong Kong Special Administrative Region against the holders of the not returned shares to return a total of 2,847,500 common shares (valued at $381,565) and to have them returning the remaining 16 unsecured convertible promissory notes representing a total amount of US$1,560,000.

ITEM 2.  Recent Sales of Unregistered Securities

On August 22, 2007, the Company agreed to sell approximately 104 million shares of Common Stock to five (5) accredited investors. The aggregate consideration to be received by the Company in connection with this transaction was approximately $6,155,368. The Company is obligated to pay a commission of €225,000 to the intermediaries in connection with these transactions.

The terms and conditions set forth in these Agreements are pursuant to the Securities Act of 1933, as amended, and Regulation S promulgated there under. The Company and the investors acknowledged and agreed that the Common Stock offered and are sold to the investors without such offer and sale being registered under the Securities Act, or under any state “blue sky” laws of any state of the U.S., and will be issued to the Investors in an offshore transaction outside of the U.S. in accordance with a safe harbor from the registration requirements of the Securities Act provided by Regulation S. As such, the investors further acknowledged and agreed that the Common Stock will, upon issuance, be “restricted securities” within the meaning of the Securities Act. and may not be offered or sold in U.S., directly or indirectly, to U.S. Persons except in accordance with the provisions of Regulation S, pursuant to an effective registration statement under the Securities Act, or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and in each case in accordance with applicable state and federal securities laws.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to Vote of Securities Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

a) Exhibit No.	Description of Document
10.1	Form of Stock Purchase Agreement from August, 2007 Financing
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

Elephant Talk Communications, Inc.

Date: November 19, 2007	By: /s/ Steven van der Velden
Steven van der Velden
President & Chief Executive Officer