Form 10-K
period 2007-12-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2008-04-15
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 0-28931

Elephant Talk Communications, Inc.
(Exact name of registrant as specified in its charter)

California	95-4557538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Schiphol Boulevard 249 1118 BH Schiphol The Netherlands	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 31 0 20 653 5916

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 14, 2008 was approximately $3,355,142.85 based on the closing sale price of the company’s common stock on such date of U.S. $0.06 per share, as reported by the OTC BB.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 2008, there were 238,265,927 shares of common stock outstanding.

Elephant Talk Communications Inc.
Form 10-K
For the fiscal year ended December 31, 2007

NOTE ON FORWARD LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results may differ materially from those discussed herein, or implied by, these forward-looking statements. Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this Report or our other filings with the SEC include, but are not necessarily limited to, those relating to:

•	risks and uncertainties associated with the integration of the assets and operations the Company has acquired and may acquire in the future;

•	the Company’s possible inability to raise or generate additional funds that will be necessary to continue and expand the Company’s operations;

•	the Company’s potential lack of revenue growth;

•	the Company’s potential inability to add new products and services that will be necessary to generate increased sales;

•	the Company’s potential lack of cash flows;

•	the Company’s potential loss of key personnel;

•	availability of qualified personnel;

•	international, national regional and local economic political changes;

•	applicable foreign and domestic regulations;

•	general economic and market conditions;

•	increases in operating expenses associated with the growth of our operations;

•	the possibility of telecommunications rate changes and technological changes;

•	the potential for increased competition; and

•	other unanticipated factors.

The foregoing does not represent an exhaustive list of risks. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report.

PART I

Item 1. Description of Business.

Overview

Elephant Talk Communications, Inc. (herein referred to as "Elephant Talk," "ETCI," "We," "Our," or the "Company"), is an international telecom operator and enabler/systems integrator to the multi-media industry. ETCI, until recently, was engaged in the long distance telephone business in China and the Special Administrative Region Hong Kong. In 2006 the Company adopted the strategy to re-position itself by facilitating the distribution of all forms of content and telecommunications services to various international customers. The company provides traditional telecom services, media streaming and distribution services primarily to the business-to-business community within the telecommunications market where it has a presence. Elephant Talk operates in over a dozen markets in Europe, Asia Pacific and the Middle East. Through intelligent design and organizational structure the Company pursues this strategy by building a worldwide network based on both clear and IP bandwidth that is managed centrally by its self-developed In House Customer Relations Management (IN-CRM)-Billing platform.

In January 2007, through the acquisition of various assets in Europe, the Company established a foothold in the European Telecommunications Market, particularly in the market of Service Numbers like Toll Free and Premium Rate Services and to a smaller extent Carrier (Pre) Select Services. Furthermore, through the human and IT resources acquired, the Company obtained the expertise of telecom and multi-media systems, telecom regulations and European markets.

The Company currently operates a switch-based telecom network with national licenses and direct fixed line interconnects with the Incumbents/National Telecom Operators in eight (8) European countries, one (1) in the Middle East (Bahrain), licenses in Hong Kong and the U.S.A. and partnerships with telecom operators in France, Germany, Scandinavia, Poland and Hong Kong. Codec and media streaming servers are currently located in six centers geographically spread around the world. Together with the centrally operated and managed Intelligent Network Customer Relations Management (IN-CRM)-Billing platform, the Company thus offers geographical, premium rate, toll free, personal, nomadic and Voice over Internet Protocol (VoIP) numbers. Services are primarily provided to the business market and include traditional telecom services, VoIP, media streaming and distribution including the necessary billing and collection. Through its European and Chinese development centers, ETCI develops in-house telecom and media related systems and software.

Background of Elephant Talk Communications, Inc.

Elephant Talk Communications Inc. was formed in 2001 as a result of a merger between the Staruni Corporation and Elephant Talk Limited (Hong Kong). Elephant Talk Limited (Hong Kong) originally started its operation in 1994 as an international long distance services provider, specializing in international call termination into China. Its operating hubs in Hong Kong and the USA provided a gateway to both the North American and Worldwide Carrier Networks. However, due to the extremely competitive nature of this market, the Company chose to abandon this strategy a few years ago.

Elephant Talk is now primarily engaged in long distance and premium rate telephone services and is actively seeking to position itself as a broader telecommunications services provider and a multimedia distribution company. It is the Company’s goal to further develop and exploit a highly flexible, fully standardized and integrated global telecommunications network on the basis of national licenses & interconnects which are owned or accessed through partnerships. Through an integrated platform around this network it is ETCI’s intention to offer its clients a turnkey solution for basic, commoditized (voice) telecommunication services, toll free, shared cost and premium rate services, content & payment provisioning, and mobile services. Eventually covering the full range of services from (IP based) telecommunications services to content delivery and billing and operating its own global communications network, ETCI hopes to be able to bring these communications services and content to its customers, collect payments, and allocate those payments to all parties involved in the distribution chain.

ETCI is creating a managed global network that, it believes, enables ETCI’s customers to distribute all their information in a fully managed and secured environment compared to the internet. Together with a fully integrated back office system, ET opens up this network to every Business-to-Business (B2B) customer and enables these customers to manage and control their business, as well as to collect payment, from their own premises and to run ETCI’s network as if it is their own. The feature allows ETCI’s B2B customers to see mobile, fixed, internet, WIFI, and local, regional or multi-country, as just one integrated network, with the advantages of one single network interface, centralized customer recognition and one set of financial controls.

As such ETCI is attempting to position itself as the preferred telecom outsourcing partner to all of its B2B customers. These long term business partners include larger marketing organizations and/or content providers who are in need of telecommunications services as a key (or merely a supporting but important) feature in their overall product/market and distribution offering. In addition other telecom companies could partner with ETCI to expand their geographical footprint or services offered. As such ETCI positions its partners as if they are a fully networked telecommunications company themselves by providing them all the tools and resources to manage their businesses, particularly the telecommunications part, as an integrated element of their overall offering.

ETCI believes its B2B customers will be able to create their own business environment, and be able, with the support of ETCI’s back office and CRM (Customer Relationship Management) systems, to recognize and serve their own clients, employees or partners wherever they are, whatever device they use and at any time. ETCI’s vision is that all access to its network will be steered by its worldwide central data and information base. This data base will facilitate ETCI’s customers to define worldwide access authorization so their clients will get access to the services through their own familiar interface and/or workplace and in the format and language of their preference.

The key to ETCI’s business plan is the fully automated capturing and recording of any event on its global network through standard Call Data Records. These so called CDR’s are globally recognized and accepted by all of ETCI’s suppliers and customers because of their high quality, reliability and consistency. As a result, on a real time/on-line basis, ETCI believes its billing engine provides trustworthy inter-company payment overviews.

The following chart illustrates the Company’s structure as of December 31, 2007.

ETC Structure
December 31, 2007

Elephant Talk Communications Inc. USA
100%
Elephant Talk Europe Holding B.V. Netherlands
100%
Elephant Talk Global Holding B.V. Netherlands
100%
Elephant Talk Limited Hong Kong
100%
Elephant Talk Communications France S.A.S. France
100%
Elephant Talk Communication Holding AG Switzerland
51%
Elephant Talk Communications PRS U.K. Limited UK
99,75%
0,25%
Elephant Talk Communications Luxembourg SA Luxemburg
0,25%
99,75%
Elephant Talk Business Services W.L.L.i.o. Bahrain
50.54%
Elephant Talk Middle East & Africa FZ-LLC Dubai
100%
Elephant Talk Communications S.L.U. Spain
100%
Cardnet Clearing Services B.V. Netherlands
51%
Elephant Talk Middle East & Africa (Holding) W.L.L. Bahrain
100%
ET Stream Limited Hong Kong
100%
Elephant Talk Communication Austria GmbH Austria
51%
Elephant Talk Communications Premium Rate Services Netherlands B.V. Netherlands
100%
Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. Jordan
100%
Full Mark Technology Limited BVI
100%
Vocalis Austria GmbH Austria
100%
Elephant Talk Communications Italy S.R.L. Italy
99%
Elephant Talk Middle East & Africa Bahrain W.L.L. Bahrain
100%
Jinfuyi Technology Limited PRC
100%
ET-STREAM GmbH Switzerland
100%
Elephant Talk Communication Carrier Services GmbH Switzerland
100%
Elephant Talk Communication Carrier Services GmbH Branch Netherlands
100%
Elephant Talk Communication (Europe) GmbH Switzerland
100%
Elephant Talk Communication Schweiz GmbH Switzerland
100%
Elephant Talk Communication Schweiz GmbH Branch Belgium

In 2007 the ETCI group grew as a result of the acquisition, effective January 1, 2007, of Elephant Talk Communication Holding AG (formerly known as “Benoit Telecom Holding AG”) by Elephant Talk Europe Holding B.V.(the “Benoit Acquisition”). Please see Historical background “Benoit Acquisition”, for an overview of this transaction. In addition to the Benoit Acquisition, on June 1, 2007 ETCI acquired a French entity: 3U Telecom SrL, from 3U Telecom AG, a German company. The name of this entity was subsequently changed to Elephant Talk Communications France S.A.S. (“ET France”). As a result of this transaction and the Benoit Acquisition, the operations and corporate structure of ETCI significantly expanded.

In addition to the aforementioned acquisitions, in 2007 we incorporated three new companies in the ETCI group. On May 24, 2007 we established Elephant Talk Global Holding B.V (“ET Global”), a 100% Dutch subsidiary of ETCI. We created ET Global to act as the holding company for several of our worldwide subsidiaries. We incorporated Elephant Talk Business Services W.L.L. (“ET Business Services”), a Bahrain based company, on October 21, 2007, to act as an intra-group service provider outside Europe. Elephant Talk Communication Carrier Services GmbH performs this activity within Europe. We also formed Elephant Talk Communications Luxembourg S.A. (ET Luxembourg) on December 27, 2007, to initially focus on providing payment collection services for other group companies.

Historical background “Benoit Acquisition”

On January 17, 2005, the Company entered into a Memorandum of Understanding with Beltrust AG, a corporation organized and existing under the laws of Switzerland (“Beltrust”), to acquire all of the issued and outstanding shares of Benoit Telecom Holding AG, a corporation organized and existing under the laws of Switzerland (“Benoit Telecom”). Benoit Telecom is a European-based telecom company. On November 17, 2006, the Company executed an Agreement of Purchase and Sale (the “Agreement”), with Beltrust and Elephant Talk Europe Holding B.V. (“ET Europe”), a corporation organized and existing under the laws of The Netherlands, and a wholly owned subsidiary of the Company, providing for the purchase and sale of all of the issued and outstanding shares of Benoit Telecom by ET Europe.

Pursuant to the Agreement, ET Europe agreed to purchase from Beltrust all of the 100,000 issued and outstanding shares of Benoit Telecom, in exchange for a) cash payment of $6,643,080 and b) 40,000,000 shares of the Company’s common stock. The parties acknowledged that $6,043,080 (equivalent to approximately Euros 4,625,000) had been previously paid by the Company on behalf of ET Europe to an escrow agent as an earnest deposit. In addition, the parties agreed that the remaining balance of the consideration consisting of $600,000 of cash payment and 40,000,000 shares of common stock of the Company shall be transferred to Beltrust within 30 days of the closing. The 100,000 shares of Benoit were transferred to ET Europe as of the closing pursuant to the Agreement.

Technology Infrastructure

ETCI has built a worldwide footprint through intelligent network and content management systems, supported by its organizational structure. The company provides clear communication and IP bandwidth centrally managed by its proprietary sophisticated IN (Intelligent Network)-CRM (Customer Relationship Management)-Billing platform. ETCI is able to eliminate the usual limitations caused by national borders, networks, devices or media and therefore enables its Business-to-Business customers to operate as independent telecom and multimedia distribution organizations. Moreover, the Company is a system integrator and developer for telecom and digital media distribution activities as well as a circuit and package based telecom operator. ETCI believes it has positioned itself as the premier outsourcing partner for national and global multimedia companies.

To maintain flexibility and to allow growth, ETCI has chosen to develop its own proprietary software and systems including: 1) a fully integrated rating, mediation, provisioning, CRM and billing system for multi-country and multi-media use and applications; 2) an advanced Infitel IN platform; and 3) a streaming technology. ETCI’s development activities are located in Gerona, Spain, while the actual development and testing is carried out by ETCI’s own software engineering staff in Guangzhou (China). Also ETCI’s global 24/7 Network Operating Center is located in Guangzhou.

ETCI’s in-house CRM/billing system is the backbone for all of the Company’s operations. It ensures proper support for all of ETCI’s services and its reliable data are the basis for customer satisfaction. We believe the Company’s network and system platforms are able to handle the extremely high demands of national incumbents and other telecom operators on ETCI’s globally interconnected network.

By combining fixed line, mobile and wireless access services through contractual arrangements with an unrestricted number of first/last mile telecom providers, ETCI offers a wide range of content, media streaming and more traditional telecom services. All traffic is supported by ETCI’s own CRM and CDR (Call Data Records) systems for complete customer identification, billing and collection purposes. Consequently, ETCI enables its B2B customers to operate as global telecom & multi media distribution organizations themselves. Supporting business processes such as fulfillment, logistics, and live customer care agents can be provided through third party suppliers with which ETCI cooperates.

ETCI’s network is based on fixed-line telecommunications licenses, mobile access agreements and network interconnections. ETCI’s geographical cross-border footprint, established through existing relationships with national telecom incumbents, is, in the Company’s opinion, especially well-positioned for international traffic. ET has established its own facilities-based infrastructure on four continents. Currently, as a fully licensed carrier, ETCI is interconnected with incumbents in the Netherlands (KPN), Spain (Telefonica), Austria (Telekom Austria), Belgium (Belgacom), Switzerland (Swisscom), Italy (Telecom Italia), the United Kingdom (BT) and Bahrain (Batelco). Through partners, Elephant Talk has access to interconnections in France, Germany, Poland, Finland, Sweden, Norway and Ireland. To complement its international capabilities, ETCI has facilities in Hong Kong and Los Angeles.

ETCI’s distribution of third party content such as movies, ring tones and sports is centrally managed and integrated through a network of content management platforms strategically located in data centers around the world in places like Hong Kong, Amsterdam, Hannover, Barcelona, Bahrain and Curaçao.

As mobile and wireless access increasingly play a vital role in communication success, ETCI continues to expand its mobile access on top of its fixed line access. In June 2007 a MVNE (Mobile Virtual Network Enabler) agreement was signed between T-Mobile/Orange in the Netherlands and ETCI.

Products & Markets

Carrier (Pre) Select (CS/CPS)

ETCI’s traditional fixed line network-based services include CS and CPS services to end-users. In addition the Company offers the service to retailers/resellers as a “white label” (third party branded) product with the use of ETCI’s fully integrated management tools. ETCI’s CS and CPS services route calls over its network at competitive rates. By dialing a specific ETCI assigned access code each time a long distance call is made (Carrier Select) or by having such code pre-installed at the subscription providing carrier (Carrier PreSelect), clients can route calls via the ETCI network. Clients can join ETCI easily as ETCI takes care of administrative work including number porting, the process of transporting their number to ETCI’s carrier service. ETCI does not charge fixed costs for using its CS or CPS services, clients are billed on a per usage base only. Our detailed invoices, sent by email or accessible on-line, provide complete call records and statistics. CS and CPS services are presently being offered in The Netherlands, Italy, France and Austria. To support its customers ETCI has a multilingual helpdesk available.

Service Numbers / Premium Rate (PRS) & Toll Free Services

ETCI’s Premium Rate Service offers an easy payment solution for paid content such as data services and interactive & value added services over fixed and mobile networks as well as over the internet. The calling party pays a premium on top of the normal call charges. Both charges are normally collected by the subscription providing carrier, usually the local incumbent, through the regular phone bill. PRS numbers implemented with ETCI are directly delivered to ETCI’s switches, while the premium (after deduction of mostly regulated collecting charges) is being paid to ETCI. ETCI offers such PRS services on either a domestic or cross border basis in over 10 European countries with the added benefit of a centrally located management and billing system. If required, ETCI can provide PRS numbers in other countries as well. In order to meet the new demands as a result of the increasing integration of telecommunication and media broadcasting, ETCI is adding Video Calling solutions to its PRS platform capabilities.

Toll Free numbers are usually marketed by companies that want to increase the number of customers calling their sales, service and customer support centers. Based on ETCI’s interconnected global network, ETCI is positioned to cater to this market, especially focusing on high quality, low cost cross border toll free traffic.

Two Stage Dialing

ETCI’s Two-Stage Dialing facility offers a low rate international call service and is a white label third party branded product. Two-stage dialing means the end user has to dial twice - once to reach a second dial tone, and again to reach the final destination.  In other words, a call traversing from a public switched telephone network (PSTN) to VoIP or VoIP to PSTN must go through two dialing stages to reach the intended recipient. Access to the service can be gained by dialing a premium-rate or shared-cost number from as little as $0.05/min. up to a maximum of around $0.63/min. subject to the international destination. Once connected to the service a dial tone prompts callers to dial the number at their desired international destination subsequent to which ETCI routs the call through its international carrier network. The main benefits of this concept are: a) total price transparency for the end-user, b) no separate billing, callers are charged on their regular phone bill, c) no registration or contracts for callers, d) service can be used from any phone, including mobiles, at any time. The continuously decreasing termination costs have worked in favor of the profit margin between the revenues ETCI receives from the premium-rate and shared-cost numbers, and the international call routing costs. The service is currently used in Germany, Spain, The Netherlands, Austria, Switzerland, Poland and the UK. Interconnects in these countries allow the service to be centrally managed and ETCI’s CRM billing system enables the company’s customers to monitor constantly updated call statistics online. The Two-Stage Dialing services have predominantly been marketed through profit sharing Media Partners among which some of the largest media groups in Europe including IP Media (RTL, Switzerland), ORF Television (Austria), Metro, STER (Dutch national television), and various leading local TV channels and newspapers. Call statistics have revealed that the service is particularly popular among the expanding European immigrant population. Poland, for instance, is one of the top five most frequented destinations of all countries where Two-Stage dialing has been marketed. Over the years the Two-Stage dialing service has clearly encountered more competition from VoIP call services such as Skype but also from lower international call charges by incumbents and other telecommunication companies in general. However, immigrant user groups tend to have only limited access to these alternative international call facilities and often depend on a mobile device only. Consequently, Two-Stage Dialing continues to be essential for its niche market group users and the call volume of this service has been only marginally affected by competing services.

Streaming, Media & Content Services

Streaming

ETCI provides high quality streaming of video and audio for the internet and mobile phones. ETCI has developed a new technology for the digitalization of ‘running video’ based on a military pattern recognition technology. This compression technology is  applied specifically for encoding and transmitting video via any standard mobile telephone communication protocol, such as GSM, GPRS, EDGE, UMTS, HSDPA, CDMA, WCDMA with a capacity of 22 Kbps and higher: 16 Kbps for video, 6 Kbps for audio. In addition, ETCI also has live streaming facilities for analogue modems, ISDN, double ISDN, cable, xDSL, Wifi, Wimax and LAN. This streaming technology thus allows ETCI’s customers to not only offer services to broadband users, but to reach the vast market of low bandwidth end-users as well.

Media Phone

ETCI’s platform facilitates the distribution of content driven services to end-users via PC, laptop, fixed telephone or mobile handset using a proprietary software interface called Media Phone. This interface provides end-users access to content (music, videos and games), to use VoIP communication services, and for example also Fax and SMS services via ETCI’s network. By making use of the ETCI’s CRM/billing system, ETCI’s B2B customers are also able to offer revenue sharing business models to their own clients. Contrary to regular soft phone interfaces, all Media Phone traffic is channeled through ETCI’s switches (not peer-to-peer), thus making sure communication is of the highest quality. Users are automatically directed to the nearest VoIP/Media Gateway, located around the globe, to further ensure the highest quality of service. As the VoIP facility of the Media Phone can set up all regular national and international calls via ETCI’s own network, users can be assured of very competitive call charges. The platform has recently become operational, though to date it has not generated any traffic.

Digital Content

ETCI has recently acquired distribution rights from third parties for the widest range of content including movies, videos, music, mobile content, and games. ETCI’s facilities will offer access to this content base, and also enable ETCI’s B2B customers to distribute their content efficiently. To avoid unauthorized usage, security solutions have been developed using the latest techniques, including Microsoft DRM licenses 9, 10 and 11, that offer a highly secure environment in combination with ETCI’s CRM/billing modules.

Mobile Services

ETCI is a full MVNE (Mobile Virtual Network Enabler) with its own integrated platforms, switches and network for back-office and customer interaction solutions. The back-office services will range from provisioning and administration to OSS (Operation Service Support) and BSS (Business Service Support) running on ETCI’s IN/CRM/Billing platform. ETCI’s CRM system is designed to facilitate both MNO’s (Mobile Network Operators) to profitably target specific, often niche market segments and/or specific market requirements as well as MVNO’s (Mobile Virtual Network Operators) to run their operations effortlessly without the technical and financial burden of an own mobile network. We anticipate these services to be fully operational in the second quarter of 2008.

For companies that wish to enter the mobile telephone market, the MVNO business model is most attractive because it eliminates the expense of establishing and managing a mobile network of their own. The initial capital expenditure is therefore very low and so are the corresponding operational costs. Traditionally MNO-MVNO propositions required high capital and operational expenditure and attention to multiple technical components for both the MNO as well as the MVNO. ETCI’s business model offers a solution for MVNO’s allowing them to concentrate on sales and marketing, and for MNO’s to be able to cater to often smaller, niche market MVNO’s without burdening legacy systems and other resources, usually not designed to efficiently service such wholesale customers.

Next to more traditional voice and SMS services, ETCI’s MVNE platform is focusing on wireless data services, content, applications and e-commerce. Traditional voice service of MVNO’s will probably be marginalized over time, following similar price erosion patterns as in fixed telecom services, and therefore cannot compete on the long run without value-added services. Moreover, the emerging market of 3G/3.5G mobile services, including WIMAX and WIFI, create great opportunities to attract new subscribers.

Mobile devices are an effective medium to communicate commercial messages to subscribers, especially if supported by proper customer profiling tools in combination with ETCI’s CRM/billing platform. Mobile messages can be personalized per subscriber, segmented within the client base or just be used as a mass communication means. As a mobile device is one of the most personal communication tools to connect with, and stimulate customers, MVNO’s might offer excellent opportunities to a variety of companies with a non-telecommunication core business, like fast moving consumer goods companies looking to expand and broaden their markets, while at the same time creating focused marketing communication channels with their existing customer bases.

Business Strategy for 2008 and Beyond

Growth Strategy, in general

In their efforts to continue to reposition the Company, management has been actively seeking additional business opportunities to steer the Company away from the extremely competitive and low margin market of international call termination to the more profitable Carrier (Pre)Select, Premium Rate, Toll Free, Content Distribution and Mobile Services global market.

In this respect the Company concluded its acquisition of Benoit Telecom Holding (BT) on January 1, 2007, giving Europe access to the European market. In addition, on June 1, 2007, the Company concluded its acquisition of 3U’s French operation, mainly active in Carrier (Pre)Select.

After obtaining all required licenses, the Company obtained its own interconnections in the UK with BT and in Bahrain with Batelco operational in the third quarter of 2007, thereby adding an additional footprint. Management hopes to substantially increase ECTI’s presence over the next couple of years in Europe, Middle East & Africa, The Far East and in the Americas, thereby increasing its fixed line origination and termination capabilities.

An important part of ETCI’s strategy will be to grow and operate its presence both at a lower original investment cost as well as a structurally lower operational cost by managing its global infrastructure as if it is one simple national network, i.e. with one overhead instead of many different operational overheads.

All ETCI’s network elements, wherever located, are managed, monitored, diagnosed and updated remotely. As all systems are designed redundantly and build up from similar, uniform components, no continuous on-site support is required. On a rotating basis, proactive maintenance takes place to promote 100% uptime. As a consequence, ETCI can run all of its systems with one dedicated, relatively small team of high level hardware, software and telecom engineers from locations in Spain, China and the Netherlands. Using this single, relatively low overhead to run all of its global applications, gives what ETCI believes is a low cost structure and which is, in management’s belief, absolutely required for ETCI to gain a preferred market positioning.

Another part of ETCI’s strategy will be to build access to mobile networks on top of its global fixed line infrastructure. This is achieved through negotiating full Mobile Virtual Network Operator/Enabler (MVNO/MVNE) contracts with mobile network operators in countries where ETCI already is in the possession of a full fixed telecom license.

By building mobile access capabilities on top of its fixed network infrastructure, and using primarily the same overheads to run this, ETCI can add these MVNE capabilities at a lower investment cost than usual for these activities at a corresponding lower operational cost, thus creating a competitive advantage. In this respect ETCI concluded in 2007 its first MVNE contract in the Netherlands, which operation is expected to start in the second quarter of 2008. During the next couple of years management expects to be able to add 2 to 3 national MVNE operations each year.

The Company intends to continue on this path of expansion by further acquisition of a controlling stake in profitable companies in the year 2008 and beyond.

The Company also hopes to grow its presence in China. We believe that a business position in China eventually will be beneficial to the Company as the telecommunications industry in China experiences continuous growth along with the development and modernizations of its economy. The accession to World Trade Organization makes the demand for international calling services even bigger and will eventually open China’s telecommunications market to companies like ETCI. Therefore we expect an increasingly transparent regulatory environment in China through its regulatory system, and its gradual opening up of the domestic market to foreign participation which should create opportunities that facilitate progress toward an improved operating environment.

Development Strategy

The Management of the Company believes that reliable and flexible billing, information management, monitoring and control are critical to the Company’s success. Accordingly, ETCI will continue to invest substantial resources to further develop and implement a sophisticated real-time management information system. Key features of this system will include:

•	Reliability
•	Remote Management
•	Compatibility to all current and future payment methods
•	A global reach
•	Fully compliant with the legal framework in each market
•	Standardized technology
•	Rapid deployment of services

We hope to execute this strategy at a lower cost and lower investment than is normally required through the application of a small organizational structure, the remote control of switches in each country in which ETCI is operational, the use of company-owned innovative technology, and the continuous search for optimal balance between quality of services and operational costs.

Product Strategy

ETCI is planning to ultimately offer a complete range of retail and wholesale products and services for telecommunications and multimedia content distribution, including:

•	Smart POTS (Plain Old Telephony Services), creating cheaper access through the application of smart access technology:
o	Carrier Select
o	Carrier PreSelect
o	2-stage dialing through third party Shared Cost/Premium Rate billing; pre paid calling cards
o	2-stage dialing through direct pre/post paid billing; pre/post paid value/calling cards
o	Dial around access plans
o	VoIP through desktop/laptop client
o	VoIP using normal phone set through ADSL/Cable/Wifi connected VoIP box

•	Originating & Terminating Services
o	Toll Free Originating Services
o	Shared Cost Originating Services
o	Premium Rate Originating Services
o	Revenue Shared Terminating Services
o	LCR Global Terminating Services

•	Mobile Access Services
o	Mobile Virtual Network Enabling Services, based on 3rd party mobile networks
o	Wireless ET Network Services, based on ET WIFI and/or WIMAX networks
o	Roaming services

•	Supporting Services
o	Content
o	Streaming
o	Codec
o	MediaPhone
o	Billing-CRM-Payment Transaction Services
o	Inteligent Network Platform Services

It is the Company’s intention to offer these products either separately or as a bundled package starting in 2008.

The Company believes that adding market presence combined with a more in-depth products and services offering, will position ETCI to find more marketing and distribution partners, thereby enabling ETCI to rapidly grow the company with a lower than proportional growth in overhead cost.

Partners

As a result of the converging of IT and telecom solutions the amount of engagement between ETCI and its various partners has increased. On the supply side ET works closely together with dozens of other carriers to either originate or terminate ET’s traffic around the globe and with a broad range of content providers. On the client side, resellers have evolved from indirect channels to true partners bringing specialist market knowledge, customer focus and a geographical reach to its activities.

As a key element of our low-cost and fast deployment strategy, ETCI makes use of partners in all layers of our Multimedia distribution platform. ETCI’s partners with entities in the following particular areas:

Fixed Network Interconnect Partners. As a fully licensed telecommunications carrier, ETCI is entitled to be interconnected with a variety of incumbent operators and cable companies as well as more recently established telecom providers in over a dozen countries that provide both network origination and termination, mostly at regulated costs.

Network Exchange Partners. ETCI’s Network Exchange Partners secure mutual network access and interconnection on a country by country and mutually voluntary basis. Through this cooperation, ETCI is able to leverage its own network of regulated interconnections by exchanging these interconnections with network access in countries were ETCI is not present. Thereby ETCI is capable to rapidly enlarge its network without the associated capital expenditures.

Content Partners. These partners can be a supplier as well as a marketing client at the same time. On one hand they provide a broad array of content available for distribution through ETCI’s network, to be marketed by a variety of ETCI’s marketing partners. On the other hand ETCI provides these partners with all the tools they may require to exploit and market their content and generate revenue from them.

LCR Wholesale Origination/Termination Partners ETCI’s network is connected to over a dozen Wholesale Partners that work together on a commercial basis to provide each with Least Cost Routing capabilities, to globally originate and terminate calls at the best possible cost/quality levels.

Payment Partners. Through their clearing houses and platforms ETCI is able to charge and collect monies due from end-customers, using any form of payment and transfer said funds accordingly to any of its marketing, content and carrier partners around the globe.

Management & Personnel

During 2007 ETCI strengthened its organization in order to prepare itself for its current growth strategy by hiring a new CFO, a Corporate Controller, a General Manager for the Middle East & Africa, a manager for Mobile Operations, engineers and software developers to expand ETCI’s VoIP, Intelligent Network Platform, and Billing-CRM capabilities, and sales managers in Europe. In January 2008 ETCI retained the services of a Chief Marketing Officer whose main task will be to streamline all of ETCI’s commercial activities and prepare the company for accelerated growth in revenues.

In addition to our corporate management staff, as of March 31, 2008 ETCI employed 24 full time and 3 part time employees. The Company has retained on a long term basis the services of 16 independent consultants. We consider relations with our employees and consultants to be good. Each of our current employees and consultants has entered into confidentiality and non-competition agreements with the Company.

At the same time the Company is pursuing the aforementioned opportunities, Management is attempting to improve the internal structuring of the organization and to realize a fully integrated organization. This will have to be achieved not only on a corporate level but also in the financial, technical and operational departments of the Company in order to implement new services, connectivity in new countries and extra capacity.

Competition

The Company experiences fierce competition in each of the market segments in which it operates.

Carrier (Pre) Select (CS/CPS)

By far the biggest competition still comes from each of the incumbent telecom operators like France Telecom, KPN, Telecom Italia and Telekom Austria. Originally they started with virtually 100% market shares, and although certainly market share has been lost, they usually still have a dominant position. Other competitors are either specialized Pan European telecom retail providers like for example Tele2. The strongest price competition usually comes from smaller, locally established players.

Service Numbers / Premium Rate (PRS) & Toll Free Services

Also here traditional incumbents are strong competitors if customers solely need domestic oriented services, as they also here started originally out with around 100% market shares. In certain countries also some of the Cable Companies have established larger market shares, while some other markets see strong competition from either succesfull foreign incumbents, like British Telecom in the Netherlands, or highly specialized local services companies, like DTMS in Germany. As ETCI combines traffic originating from a dozen European markets into one single network, ETCI is in a more favourable competitive position if customers are for a substantial part also looking at such cross border traffic.

Domestic Toll Free traffic is again dominated by the various incumbent carriers in the various countries ET operates in. However also for these kind of services, ETCI’s single network approach for traffic from over a dozen European markets, creates a unique selling point for ETCI to service for example major Pan European call centres. In this cross border segment companies like COLT Telecom pose serious competition.

Two Stage Dialing

Over the years the Two-Stage dialing service has encountered more competition from VoIP call services such as Skype but also from lower international call charges by incumbents and other telecommunication companies in general. However, immigrant user groups tend to have only limited access to these alternative international call facilities and often depend on a mobile device only. Consequently, Two-Stage Dialing continuous to be essential for its niche market group users and the call volume of this service has only been little affected by its competition.

Streaming, Media & Content Services

The internet as such is by far the strongest competition for all kind of content distribution and streaming services. However more and more content distributors and content owners start to question the long term healthyness of the sometimes free for all distribution capabilities via internet. A free content model whereby revenue is solely driven by ad expenditures, based on unique traffic to one’s website might simply not be suitable for any content party. ET provides tools to deliver electronic content in a more controlled fashion and either receive payments for specific usage, or provide valuable customer profiling from specific customers allowed to see the content, or a combination of both.

Mobile Services

Even though ETCI as a Mobile Virtual Network Provider, will keep on creating excellent opportunities for MNO’s to increase the addressable market that can service profitably, at some moment in time such MNO’s may be considering to not only take on larger MVNO’s directly, but to again start servicing such smaller MVNO’s directly. This may especially be true if new technologies make it easier for these MNO’s to service such smaller non-retail customers directly. Also other MVNE’s may possibly create strong competition, especially if such new MVNE’s will be created by MNO’s as a consequence of ETCI’s success in profitably cooperating with various other MNO’s that already have a succesfull MVNE relation with ETCI.

So far there are very few truly MVNE’s, running all the required network elements to offer an integrated platform with a flexible, user-friendly services, currently operating, although this may change in the near future.

Item 1A. RISK FACTORS

Risks related to our company

Our substantial and continuing losses, coupled with significant ongoing operating expenses, raise doubt about our ability to continue as a going concern.

We have sustained substantial losses. Such losses continue due to ongoing operating expenses and a lack of revenues sufficient to offset operating expenses. We have raised capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involve considerable expense. In our present circumstances, there is substantial doubt about our ability to continue as a going concern absent significant sales of our products and telecommunication services, substantial revenues from new licensing or co-development contracts, or the sale of our securities.

We incurred net losses of $12,057,732 and $4,829,665 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had an accumulated deficit of $29,019,832, derivative liabilities of $18,255,065 related to the obligations to issue 613,492,498 shares of our common stock, accounts payable of $4,857,229 and current portion of notes payable of $6,484,063.

We expect to continue to spend significant amounts to acquire businesses and to expand our current technology. As a result, we will need to raise additional capital until we generate significant additional revenue to achieve profitability. There is no guarantee that such capital will be available, or that it will be available on favorable terms.

We have recently shifted our business strategy, and we may not prove successful in our new focus.

In 2007, the Company began to shift its focus from market of international call termination to the Carrier (Pre) Select, Premium Rate, Toll Free, Content Distribution and Mobile Services global markets. We have limited experience in these areas, and there is no guarantee that we will be able to enter and compete in these markets, or achieve profitability.

We may not be able to integrate new technologies and provide new services in a cost-efficient manner.

The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our profitability or the industry generally. Technological developments may reduce the competitiveness of our networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate anticipated revenue from such services.

Disruptions in our networks and infrastructure may cause us to lose customers and incur additional expenses.

To be successful, we will need to continue to provide our customers with reliable and timely service over our networks. We face the following risks to our networks and infrastructure:
•	our territory can have significant weather events which physically damage access lines;
•	power surges and outages, computer viruses or hacking, and software or hardware defects which are beyond our control; and
•	unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and/or incur expenses, and thereby adversely affect our business, revenue and cash flow.

Integration of acquisitions ultimately may not provide the benefits originally anticipated by management and may distract the attention of our personnel from the operation of our business.

We strive to increase the volume of voice and data traffic that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. We may pursue acquisitions in the future to further our strategic objectives. Acquisitions of businesses and customer lists, a key element of our historical growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management. Moreover, there can be no assurance that we will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in migrating the customer base and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities, and there can be no assurance that successful integration will occur in light of these factors.

 Uncertainties and risks associated with international markets could adversely impact our international operations.

We have significant international operations in Europe, the Middle East and the Far East. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and the pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks.

 Because a significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could adversely affect our results of operations.

A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/EUR, USD/CHF, USD/HKD, USD/CNY and USD/BHD. Due to the large percentage of our operations conducted outside of the United States, strengthening or weakening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

The long distance telecommunications, Internet, broadband, DSL, data and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance, Internet access, broadband, DSL and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Customers frequently change long distance, wireless and broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

Our positioning in the marketplace as a smaller provider places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

Our positioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this position effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to maintain or improve our service quality levels, purchase and utilize other transmission facilities, and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, on our support, sales and marketing and administrative resources and on our network infrastructure. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

We are subject to the economic risks inherent in the Asian and European economies.

An economic crisis in Asia or Europe where a substantial portion of our client base is and will be located could result in a decrease in our revenues. Several countries in Asia have experienced currency devaluation and/or difficulties in financing short-term obligations. We cannot assure you that the effect of an economic crisis on our customers will not impact operations, or that the effect on our customers in that region will not adversely affect both the demand for our services and the collection of receivables.

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

We must attract and retain skilled personnel. If we are unable to hire and retain technical, sales and marketing and operational employees, our business could be harmed.

Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We intend to hire additional employees, including software engineers, sales and marketing employees and operational employees. The competition for qualified sales, technical, and managerial personnel in the communications industry is intense, and we may not be able to hire and retain sufficient qualified personnel. In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations.

If we are not able to use and protect our intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property in the United States and internationally. We rely on a combination of trade secrets, trademarks and licenses to protect our intellectual property. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others.  The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently used by us or other technology that we may seek to license in the future will be available to us on commercially reasonable terms or at all.

Risks related to our industry

Changes in the regulation of the telecommunications industry could adversely affect our business, revenue or cash flow.

We operate in a heavily regulated industry. The majority of our revenue has been generally supported by and subject to regulation at the federal, state and local level. Certain foreign, federal, and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

If competitive pressures continue or intensify and/or the success of our new products is not adequate in amount or timing to offset the decline in results from our legacy businesses, we may not be able to service our debt or other obligations.

There are substantial risks and uncertainties in our future operating results, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and incumbent local exchange carriers have intensified competitive pressures in the markets where we operate, and/or if we have insufficient financial resources to market our services. The aggregate anticipated margin contribution from our new products may not be adequate in amount or timing to offset the declines in margin from our legacy long distance voice and dial-up ISP business.

We experience intense domestic and international competition which may adversely affect our results of operations and financial condition.

The local and long distance telecommunications, data, broadband, Internet, VOIP and wireless industries are intensely competitive with relatively limited barriers to entry in the more deregulated countries in which we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability to effectively retain our existing customer base and generate new customers, either through our traditional network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives, as well as regulatory developments that may impede our ability to compete, such as restrictions on access to broadband networks owned and operated by others. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

A deterioration in our relationships with facilities-based carriers could have a material adverse effect upon our business.

We primarily connect our customers’ telephone calls and data/Internet needs through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition. If we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VOIP, and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband, Internet and VOIP services, are a substantial competitive threat. If we do not adjust our contemplated plan of development to meet changing market conditions and if we do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

If we are not able to operate a cost-effective network, we may not be able to grow our business successfully.

Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet and wireless services.

We are subject to potential adverse effects of regulation which may have a material adverse impact on our competitive position, growth and financial performance.

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance.

Our computer network is vulnerable to hacking, viruses and other disruptions.

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

Risks related to our securities

Existing shareholders likely will experience increased dilution when we satisfy our obligations to issue shares of our common stock.

We are currently obligated to issue 613,492,498 shares of common stock, though we currently do not have enough authorized but unissued shares of common stock to satisfy these obligations On January 15, 2008, our shareholders approved a 25 to one reverse stock split. Upon our execution of the reverse split and the satisfaction of our obligations to issue these shares, our current stockholders will experience substantial dilution. Furthermore, many of the shares issuable are to certain affiliated parties. Therefore, the positions of these parties in our company will increase while our other shareholders will experience disproportionate dilution. Currently there are 238,265,927 shares of our common stock outstanding held by our current shareholders, comprising 95% of our authorized shares. Upon effecting the reverse split, our current shareholders will own about 4% of our authorized shares. In addition, upon the issuance of the total amount of shares issuable under the various obligations, our current shareholders will then hold 23% of our then-outstanding shares of common stock. As many of the shares are issuable to Rising Water Capital (“RWC”), an entity controlled by our chief executive officer, the positions of our other shareholders will be diluted while RWC's position will increase to up to 58.3% of our outstanding common stock. See “Shares to be Issued” under Note 14 of the accompanying financial statements.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with our common stock and do not intend to pay any dividends to common stockholders for the foreseeable future.

Our common stock is considered a penny stock. Penny stocks are subject to special regulations, which may make them more difficult to trade on the open market.

Securities in the OTC market are generally more difficult to trade than those on the NASDAQ National Market, the NASDAQ SmallCap Market or the major stock exchanges. In addition, accurate price quotations are also more difficult to obtain. The trading market for our common stock is subject to special regulations governing the sale of penny stock.

A “penny stock” is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. The market price of our common stock has been less than $5.00 for several years.

If you buy or sell a penny stock, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock would be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Penny stock regulations will tend to reduce market liquidity of our common stock, because they limit the broker-dealers' ability to trade, and a purchaser's ability to sell the stock in the secondary market. The low price of our common stock will have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock may also limit our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of many institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders will pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

Item 2. Description of Property.

For the first eleven months of 2007, the Company's principal executive office was located at 438 East Katella Avenue, Suite 217, Orange, California 92867. We occupied this location on a month-to-month rental basis. The monthly rent was $374. In December 2007, the Company’s principal executive office was relocated to Schiphol Boulevard 249, 1118 BH Schiphol, The Netherlands. The new executive office is comprised of two offices with monthly rental of $5,082 and $3,240 that carry rental leases until September 2011 and April 2013 respectively. Elephant Talk Communications S.L.U. is currently leasing two office spaces at Paratge Bujonis, despacho 1 and 20, 17220 Sant Feliu de Guixols, (Girona) Spain, on a quarter-to-quarter lease at a monthly rent of $2,168. Elephant Talk Limited is currently leasing an office space at Room 2116, 21/F, Metro Centre II, 21 Lam Hing Street, Kowloon, Hong Kong for a period of two years commencing Aug 15, 2007 at a monthly rent of $3,094. The Company is currently leasing space for storage of its telecom switches at co-locations at a monthly rent of $28,303. The Company leases various co-location spaces in Guangzhou, Los Angeles, Amsterdam, Madrid, Barcelona, Milan, Zurich, London, Brussels and other places where our telecommunications equipment are located.

We believe that the facilities currently under lease are adequate for the Company's present activities, and that additional facilities are available on competitive market terms to provide for such future expansion of the Company's operations as may be warranted.

Item 3. Legal Proceedings.

a) Beijing Chinawind

On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing Chinawind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“CW”), filed two lawsuits against Guangdong Elephant Talk Network Consulting Limited, a company organized and existing under the laws of the People’s Republic of China and an agent of the Company (“ETGD”), in the Beijing Civil Courts. The lawsuit alleged that a) ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “CW Agreement”), between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b) ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the CW Agreement, consideration of $1,000,000 through the issuance of 10,000,000 common shares of the Company valued at $0.10 per common share. The lawsuit further alleged that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction

The judgment of the Beijing Haiding Civil Court was recently received. On October the 18th the verdict was given in the two cases:

The CW Agreement was confirmed to be effective. All requests from CW are rejected. In addition, the Court confirmed the opinion of ETGD: that the resolutions of the shareholders meeting of China Wind held on January 27, 2007 are invalid, as the meeting was not conducted in a proper way.

(b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

As previously described in the Company’s 2004 Annual Report, parties mutually agreed to terminate this Purchase Agreement. The Company returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 2,252,500 common shares out of the 5,100,000 issued by the Company for the purchase. In addition the Company issued 37 unsecured convertible promissory notes for a total amount of US$3,600,000. On request of the Company 21 were returned with a total value of US$2,040,000.

The Company is presently seeking relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return a total of 2,847,500 common shares (valued at $381,565) and also to have them return the remaining 18 unsecured convertible promissory notes representing a total amount of US$1,740,000 and rescind the Purchase Agreement. The case is currently pending.

Item 4. Submission of Matters to a Vote of Security Holders.

1.	On January 15, 2008, we held the annual meeting of stockholders in New York, New York. Proxies were saliated pursuant to our Schedule 14A filed on December 28, 2007.
2.
Our stockholders elected the following individuals to our board of directors: Steven van der Velden, Willem Ackermans, Martin Zuurbier, Johan Dejager; Yves van Sante, Roderick de Greef, and Bruce W. Barren.

3.	Our stockholders also voted on the following proposals:
a.	To approve a twenty five to one reverse split (the “Reverse Split Proposal”) of our issued and outstanding common stock.
b.
To approve the adoption of an Amended and Restated Articles of Incorporation (the “Amendment Proposal”) to: (1) authorize 50,000,000 shares of Preferred Stock, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company's Board of Directors from time to time; (2) revise the purpose clause of the Company in the Certificate to engage in any lawful act under the corporate laws of the State of California; (3) to change the number of directors from nine to any number between six and eleven, such number to be determined in the manner provided in the by-laws; (4) include indemnification provisions for directors and other agents of the Company; and (5) enact other such ancillary changes necessary to accomplish the aforesaid which appear in the amended and restated articles of incorporation; and

c.	To adopt our 2008 Long-Term Incentive Plan (the “Plan Proposal”).

Election of Director Proposal	Number of Shares Voted For:	% of Shares Cast
Steven van der Velden	140,009,721	100%
Willem Ackermans	140,009,721	100%
Martin Zuurbier	140,009,721	100%
Johan Dejager	140,009,721	100%
Yves van Sante	140,009,721	100%
Roderick de Greef	140,009,721	100%
Bruce W. Barren	140,009,721	100%

Name	Number of Shares Voted For	% of Shares Cast	Number of Shares Voted Against	% of Shares Cast	Number of Shares Abstained
	140,009,501	99%	220	<.01%	0
	140,008,051	99%	1,670	<.01%	0
	140,009,721	100%	0	0%	0

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Purchases of Equity Securities.

Our common stock is listed for quotation on the OTC BB under the symbol “ETLK”. The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter during 2007, as reported by the OTC BB, is set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

Quarterly Common Stock Price Ranges

	Common Stock
Quarter Ended	High	Low

December 31, 2007	$0.08	$0.07
September 30, 2007	$0.09	$0.09
June 30, 2007	$0.09	$0.09
March 31, 2007	$0.09	$0.09

December 31, 2006	$0.09	$0.09
September 30, 2006	$0.11	$0.11
June 30, 2006	$0.12	$0.11
March 31, 2006	$0.19	$0.16

At December 31, 2007, the Company had approximately 3,120 holders of record of its common stock. In addition, there are approximately 4,200 holders in the street name. The holders of common shares are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of common shares have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption of sinking fund provisions applicable to the common stock.

No cash dividends have been paid on the common stock to date. We currently intend to retain any earnings for further business development.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,120,833	$0.09	2,877,167
Equity compensation plans not approved by security holders		$
Total	7,120,833	$0.09	2,877,167

Recent Sales of Unregistered Securities

None.

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

The Company has no preferred stock issued or outstanding as of December 31, 2007.

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In 2006 the Company adopted the strategy to position itself as an international telecom operator and enabler to the multi-media industry by facilitating to the distribution of all forms of content and telecommunications services to various global customers. Through intelligent design and organizational structure the Company pursues this strategy by building a worldwide network based on both clear and IP bandwidth that is managed centrally by its self-developed IN-CRM-Billing platform.

In January 2007, through the acquisition of various assets in Europe, the Company established a foothold in the European Telecommunications Market, particularly in the market of Service Numbers like Toll Free and Premium Rate Services and to a smaller extent Carrier (Pre) Select Services. Furthermore, through the human and IT resources thereby acquired, the company obtained expertise of telecom and multi-media systems, telecom regulations and European markets.

The Company currently operates a switch-based telecom network with national licenses and direct fixed line interconnects with the Incumbents/National Telecom Operators in eight (8) European countries, one (1) in the Middle East (Bahrain), licenses in Hong Kong and the U.S.A. and partnerships with telecom operators in Scandinavia, Poland, Germany, Greece and Hong Kong. Codec and media streaming servers are currently located in six centers geographically spread around the world. Together with the centrally operated and managed IN-CRM-Billing platform, the Company thus offers geographical, premium rate, toll free, personal, nomadic and VoIP numbers. Services are primarily provided to the business market and include traditional telecom services, VOIP, media streaming and distribution including the necessary billing and collection. Through its European and Chinese development centers, ETCI develops in-house telecom and media related systems and software.

In the third quarter of 2007 the Company finalized testing and commissioned additional national interconnects in the United Kingdom (British Telecom) and Bahrain (Batelco), further enlarging the Company’s footprint in fixed line infrastructure. In the Caribbean and the Middle East, the Company installed its first Wifi test sites, aimed at creating own broadband mobile access networks in emerging markets with relatively poor (or relatively expensive) infrastructures.

In Europe, a step was made towards building a mobile enabled infrastructure on top of the Company’s fixed line infrastructure by committing capital expenditure and implementation resources towards becoming a Mobile Virtual Network Enabler (MVNE).

In order to finance this business opportunity the Company entered into stock purchase agreements with certain investors for the sale of its common stock. During the year ended December 31, 2007, the Company received $8,498,471 in total under these agreements.

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

Comparison of the fiscal years ended December 31, 2007 and December 31, 2006

Revenues and Cost of Revenues:

Revenues recorded by the Company were $47,361,028 and $158,292 for the years ended December 31, 2007 and 2006, respectively. Revenues consisted of telecommunications services such as premium rate, carrier select, carrier pre-select, freephone (toll free), voice and data transmission like IDD and pre-paid calling cards services provided to a wide range of customers. The increase in revenues for 2007 were contributed by our newly acquired European entities whose major revenues came from premium rates, carrier select and carrier pre-select services. The revenue from IDD and pre-paid calling card services continue to decline during the year mainly due to significant pricing pressure and reduction in demand on its products. The long-distance and calling card revenue decreases were impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in Hong Kong and around the world.

Cost of revenue was $47,189,533 and $144,727 for the years ended December 31, 2007 and 2006, respectively. Cost of revenue included depreciation and amortization directly attributable to revenue, network costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services. Gross margin for the year ended December 31, 2007 was 0.362% of the revenues compared to 8.5% of the revenues for the year ended December 31, 2006. Gross margin decreased in 2007 primarily due to the shift of business to premium rate services, which is a low profit margin business in nature, plus the continuous decline in the volume of calling card business resulting inadequate volume offsets to the fixed network costs. In addition, $1,580,976 was due to reporting regulation to include appropriate depreciation expenses in the cost of revenue in 2007.

On June 28, 2007, the Board approved to issue over a three years periods as of January 1, 2007 in total 72,036,800 shares of common stock to its officers and directors of which 51,761,600 shares of common stock valued at $4,399,736 were recognized at June 28, 2007 as compensation for employment commitments for a term of three years as of January 1, 2007. The remaining 20,275,200 valued at $1,723,392 will be amortized over a period of three years as of January 2007. Therefore, for compensation for services for the 12 months ended December 31, 2007 6,758,400 shares of stock valued at $574,464 was awarded to Management in 2007. The shares were valued at the closing market price of eight and one-half cents ($0.085) on June 28, 2007, the date of grant. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of December 31, 2007. Subsequent to the grant of such shares, the Board of Directors and the above-referenced officers and directors determined that it is unlikely that the shares of common stock will be issued in the form and within the timeframe originally agreed upon, if at all. The Board of Directors and management of the Company are currently in discussions regarding modifications to the original compensation plan and expect to finalize a revised plan in 2008.

Payroll taxes for management compensation for the year ended December 31, 2007 amounted to $479,420.

Operating expenses: Selling, general and administrative (SG&A) expenses were $10,871,386 and $2,426,175 for the years ended December 31, 2007 and 2006, respectively. SG&A expenses increased by $8,445,211 or 348% in 2007 compared to 2006 primarily due to the expansion of the company in Europe by increasing the number of operation units and the sign-in bonus for the senior management compensation.

Other Income and Expenses: Interest Income was $101,324 and $18,943 for the year ended December 31, 2007 and 2006 respectively. Interest income was earned on the amount due from entities related to officers, directors and shareholders during the year of 2006. Interest Expenses was $849,212 and $592,618 for the year ended December 31, 2007 and 2006 respectively. The interest expense increase was due to continuous increase of the default payments.

Minority Interest: The Company’s majority owned subsidiaries Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Communications Luxembourg SA, Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC incurred losses of $43,325 attributed to minority shareholders’ interest in the year ended December 31, 2007. During the year ended December 31, 2006, the Company’s majority owned subsidiaries Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC incurred losses of $117,824 attributed to minority shareholders’ interest.

Comprehensive Income (Loss): The Company records foreign currency translation gains and losses as comprehensive income or loss. The Company recorded a gain of $1,426,898 and $21,133 for the year ended December 31, 2007 and 2006 respectively. The increase is contributed to the translation gain due to the sharp increase of exchange value from Euro to USD.

Liquidity and Capital Resources: The Company’s principle capital requirements during the year 2007 are to fund the internal operations and acquire profitable growth-oriented telecommunications and related business in Europe, Asia and North America. The Company raised necessary funds by selling shares of its common stock to selected investors and bringing in business partners whose contributions include cash. In view of low borrowing interest rates, the Company continues to actively pursue additional credit facilities with accredited investors and financial institutions in Europe, Middle East and USA as a mean to obtain new funding.

As shown in the accompanying financial statements, the Company incurred a net loss of $12,057,732 for the year ended December 31, 2007 as compared to a net loss of $4,829,663 for the same period in 2006. Additionally, the Company current liabilities exceeded its current assets by $24,429,464 as of December 31, 2007.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern for the coming two quarters. Management has devoted considerable efforts during the period ended December 31, 2007 and in the first few months of 2008 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) strategically acquire profitable companies that bring synergies to the Company’s products and services.

Management believes our existing available cash, cash commitments, cash equivalents and short term investments as of December 31, 2007 in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until the May 2008.

Management is pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. In the past the Company has demonstrated its ability to correct its operating cash deficiencies and there is currently no evidence to support that they cannot continue to do so in spite of the fact that 2007 operations showed an operating loss. However, there can be no absolute assurance that any of these funding will be consummated in the time frames needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.

Operating Activities: Net cash used in operating activities for the year ended December 31, 2007 was $3,449,351. The increase is primarily due to the increase in loss of $7,228,067 in 2007, decrease in accounts receivable of $991,412, increase in prepaid expenses of $183,556, decrease in accounts payable and customer deposits of $916,376, decrease in deferred revenue of $11,444 and increase in accrued expenses and other payable of $1,428,141.

Investment Activities: Net cash used in investment activities for the year ended December 31, 2007 was $2,037,269. Cash used to purchase plant and equipment was $2,154,559, restricted cash deposit for inter-connect was $23,266, cash paid for acquisition of subsidiary was $241,883 and cash obtained from acquisitions was $382,439.

Financing Activities: Net cash received by financing activities for the year ended December 31, 2007 was $9,085,991. The Company received $8,498,471 from the sales of shares of its common stocks and $561,520 from third parties.

As a result of the above activities, the Company recorded a cash and cash equivalent balance of $4,366,312 as of December 31, 2007, a net increase in cash and cash equivalent of $4,034,311 for the year ended December 31, 2007. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares to accredited investors and fulfilling its plan to restructuring as outlined above.

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

Material Transactions

Mobile Virtual Network Enabler and Operator

Elephant Talk Communication Premium Rate Services Netherlands BV, a company belonging to the ETCI group, received on July 3, 2007 from the OPTA, the Dutch telecommunications market authority, the definitive license to act as a Mobile Network Operator (MNO). Elephant Talk Communication Holding AG entered into a MVNE agreement in June 2007 with T/Mobile-Orange, one of the four (4) MNO’s in the Netherlands.

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

On August 22, 2007, the Board approved the sale of approximately 91 million restricted common shares to 5 accredited investors for a total consideration of approximately $5.2 million.

The shares were valued at a 30% discount over the closing price on August 22, 2007, resulting in an issuance price of $0.0595, before consultancy fee of 5%. The company has received a cash consideration in Dollar of $5,271,658 in 2007. The Company has recorded 90,998,790 shares to be issued as a liability in the accompanying financial statements as of December 31, 2007.

Item 8.   Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Elephant Talk Communications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Elephant Talk Communications, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elephant Talk Communications, Inc. as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 23 to the consolidated financial statements, the Company had a net loss of $12,057,732, a working capital deficit of $24,429,464 an accumulated deficit of $29,019,832 and cash used in operations of $3,449,351. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 23. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Los Angeles, California
March 20, 2008

ELEPHANT TALK COMMUNICATIONS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$4,366,312	$332,001
Restricted cash	23,266	-
Accounts receivable, net	4,438,224	18,929
Loans receivable	-	3,606,983
Earnest Deposits	442,853	-
Prepaid expenses, deposits and other current assets	372,331	169,810
Due from related parties	18,514	-
Total Current Assets	9,661,500	4,127,723

PROPERTY AND EQUIPMENT - NET	3,484,224	158,234

INTANGIBLE ASSETS - NET	11,462,504	-

OTHER ASSETS	-	40,247
Deposits	-	326,029
Due from related parties	-	9,043,080
Earnest Deposits for acquisitions	-	9,409,356
Total Other Assets

TOTAL ASSETS	$24,608,228	$13,695,313

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	$197,815	$171,819
Accounts payable	4,857,229	51,549
Deferred revenue	93,661	105,105
Accrued expenses, interest and other payable	3,011,267	1,119,599
Advances from third parties	201,191
Loans payable	875,432	883,010
Shares to be issued	18,255,065	4,782,396
Convertible promissory note payable to related party -current	6,484,063	-
Due to related parties	115,241	195,834
Total Current Liabilities	34,090,964	7,309,312

LONG-TERM LIABILITIES
Convertible promissory note payable to related party	-	5,525,221

MINORITY INTEREST	231,575	127,455

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 250,000,000 shares authorized, 238,265,927 issued and outstanding as at December 31, 2007 & 2006	17,868,448	17,814,933
Subscription receivable	-	(9,683)
Loans receivable	-	(120,000)
Comprehensive gain	1,437,073	10,175
Accumulated deficit	(29,019,832)	(16,962,100)
Total Stockholders' Equity (Deficit)	(9,714,311)	733,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,608,228	$13,695,313

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES	$47,361,028	$158,292

COST OF REVENUE (including depreciation and amortization of $1,580,976 in 2007 and $0 in 2006)	47,189,533	144,727

GROSS PROFIT	171,495	13,565

OPERATING EXPENSES
Selling, general and administrative	10,871,386	2,426,175
Depreciation and amortization	652,478	42,326
Total Operating Expenses	11,523,864	2,468,501

LOSS FROM OPERATIONS	(11,352,369)	(2,454,936)

OTHER INCOME (EXPENSE)
Interest income	101,324	18,943
Interest expense	(849,212)	(592,618)
Miscellaneous income	-	1,923
Total Other Expense	(747,888)	(571,752)

LOSS BEFORE INCOME TAX	(12,100,257)	(3,026,687)
Provision for Income Tax	800	800
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(12,101,057)	(3,027,487)
Minority interest	43,325	117,824

LOSS FROM CONTINUING OPERATIONS	(12,057,732)	(2,909,663)

DISCONTINUED OPERATIONS
Abandonment of Investment	-	(2,152,247)
Income (loss) from operations of abandoned entity	-	232,247
LOSS FROM DISCONTINUED OPERATIONS	-	(1,920,000)

NET LOSS	(12,057,732)	(4,829,663)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,426,498	21,133
COMPREHENSIVE LOSS	$10,630,834	$(4,808,530)

Net loss per share from continuing operations	$(0.045)	$(0.017)
Net loss per share from discontinued operations	$-	$(0.011)
Net Loss per share - Basic & Diluted	$(0.045)	$(0.028)

Weighted average shares outstanding during the period - basic and diluted	238,265,927	173,863,813

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Description	Common Share	Amount	Shares issued as advances	Subscrip-tions receivable	Earnest Deposit	Other compre-hensive income (loss)	Accum-mulated Deficit	Total stock-holders Equity (Deficit)
Balance - December 31, 2005	177,507,588	$14,543,586	$0	$(8,991)	$(720,000)	$(10,958)	$(12,132,435)	$1,671,202

Shares issued to officers for compensation	28,108,339	348,847						348,847
Shares issued to consultants for services	2,400,000	120,000	(120,000)
Shares issued to employee for compensation	250,000	22,500						22,500
Shares issued as earnest deposit - Beltrust	40,000,000	3,000,000						3,000,000
Cancellation of shares issued for Phone Tone acquisition	(20,000,000)	(720,000)			720,000
Shares issued for acquisition	10,000,000	500,000						500,000
Stock subscriptions receivable				(692)				(692)
Comprehensive income						21,133		21,133
Net Loss							(4,829,665)	(4,829,665)
Balance - December 31, 2006	238,265,927	17,814,933	(120,000)	(9,683)	0	10,175	(16,962,100)	733,325

Advance adjusted against the purchase consideration			120,000					120,000
Subscription receivable				9,683				9683
Amortization of Stock Options expense		53,515						53,515
Comprehensive Income						1,426,898		1,426,898
Net Loss							(12,057,732)	(12,057,732)
Balance - December 31, 2007	238,265,927	$17,868,448	$0	$0	$0	$1,437,073	$(29,019,832)	(9,714,311)

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,057,732)	$(4,829,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,233,454	42,326
Stock issued for acquisition		371,347
Provision for uncollectible amounts	135,877	65,968
Issuance of stock for compensation of services	--	--
Gain on disposal of subsidiary	--	(232,247)
Loss from discontinued operations	--	2,152,247
Minority interest	(43,325)	117,824
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	991,412	(81,692)
(Increase) Decrease in prepaid expenses, deposits and other assets	(183,556)	158,203
Increase (decrease) in accounts payable, proceeds form related parties and customer deposits	(916,376)	15,420
Increase (decrease) in deferred revenue	(11,444)	(2,327)
Increase in Minority Interest	--	10,698
Increase (decrease) in accrued expenses and other payable	6,402,339	881,839
Net cash used in operating activities from continued operations	(3,449,351)	(1,330,059)
Net cash provided by (used in) operating activities from discontinued operations	--	--
Net cash used in operating activities	(3,449,351)	(1,330,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,154,559)	(113,731)
Cash paid for deposits	--	(171,804)
Restricted cash	(23,266)	--
Cash paid for acquisition of subsidiary	(241,883)	(1,420,000)
Cash received from acquisition of subsidiary	382,439	--
Net cash used in investing activities from continued operations	(2,037,269)	(1,705,535)
Net cash provided by (used in) investing activities from discontinued operations	--	--
Net cash used in investing activities	(2,037,269)	(1,705,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes/loans	--	(941,504)
Cash overdraft	26,000	72,486
Repayment of bank loans	--	(82,577)
Proceeds from note payable	561,520	2,954,921
Proceeds from sale of shares	8,498,471	944,500
Cash from formation of subsidiary	--	176,332
Payments to related parties	--	--
Net cash provided by financing activities from continued operations	9,085,991	3,124,159
Net cash provided by (used in) financing activities from discontinued operations
Net cash provided by financing activities	9,085,991	3,124,159

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	434,940	44,620

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,034,311	133,185

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	332,001	198,816

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,366,312	$332,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$25,467	$--

Cash paid during the period for income taxes	$800	$800

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 1	Summary of Significant accounting policies and organization

(A) Organization and Nature of Operations

Elephant Talk Communications, Inc. (herein referred to as “Elephant Talk,” “ETCI” or “Company,” formerly known as Staruni Corporation), incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, was involved in the manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and changed its name to Staruni Corporation. On January 4, 2002, Staruni Corporation merged with Elephant Talk Limited, a company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the merger and to emphasize that the Company’s new focus is the business of Elephant Talk Limited.

On January 1, 2007, the Company completed its acquisition of Elephant Talk Communications Europe Holding AG, formerly known as Benoit Telecom Holding AG (herein referred to as “Benoit Telecom”), an international telecom operator and multi-media distributor servicing primarily the business-to-business segment of the telecommunications and media market. Benoit Telecom offers a broad range of products and services based on the integration of telecom, VoIP, SMS, FAX, Conferencing and Streaming services all integrated with a Customer Relationship Management and Billing application.

Furthermore, on June 1, 2007, the Company, through its ET Europe Holding BV, acquired 3U Telecom SARL, a private company with limited liability registered in France. 3U Telecom SARL is actively involved in Carrier Select/Carrier Pre Select activities in France.

(B)  Use of Estimates

The preparation of the accompanying financial statements conforms with accounting principles generally accepted in the United States of America and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(C)  Foreign Currency Translation

The functional currency was Euros for its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and subsidiaries and Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited. The financial statements of the Company were translated to USD using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income (loss). Foreign currency translation gains and losses are included in consolidated income (loss).

(D) Cash and Cash Equivalent

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Restricted Cash

Restricted cash represents cash deposited as bank guarantee for interconnects.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(F) Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company’s revenue and majority of its assets are derived from operations in Europe.

(G) Accounts Receivable:

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2007 and 2006 the reserve for doubtful debts was $146,215 and $65,968 respectively.

(H) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to ten years. Expenditures for maintenance and repairs are charged to expense as incurred.

(I) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No.109 "Accounting for Income Taxes" ('Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J) Revenue Recognition, Cost of Revenue and Deferred Revenue

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company derives revenues from activities as a fixed-line telecom provider with its own carrier network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue). Cost of revenues includes the cost of capacity associated with the revenue recognized within the corresponding time period, payments made to content providers and depreciation of network infrastructure and equipment

The Company recognizes revenue from prepaid calling cards as the services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Cost of revenue includes the cost of capacity associated with the revenue recognized within the corresponding time period.

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $93,661 and $105,105 as of December 31, 2007 and 2006 respectively.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(K) Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of December 31, 2007, there was no impairment recorded in the accompanying financials.

(L) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No.107, “Disclosures About Fair Value of Financial Instruments” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company’s accounts and other receivables, accounts payable, accrued liabilities, factor payable, capital lease payable and notes and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

(M) Reporting Segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries (see Note 22).

(N) Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement No.123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

(O) Comprehensive Income

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Statement of financial accounting standards No.130, Reporting comprehensive income (SFAS No.130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements.

(P) Advertising and Marketing Costs

Advertising and marketing expenses were insignificant for the Company’s operation. We expense costs of advertising and marketing as incurred. Advertising and marketing expenses for the year ended December 31, 2007 and 2006 amounted to $18,858 and $0 respectively.

(Q) Reclassifications

For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifications of the current year.

(R) Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2007 included the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiary Elephant Talk Communications S.L.U., its wholly-owned subsidiary Cardnet Clearing Services B.V., its wholly-owned subsidiary Elephant Talk Communication Austria GmbH, its wholly-owned subsidiary Vocalis Austria GmbH, its wholly-owned subsidiary Elephant Talk Communications Italy S.R.L., its wholly-owned subsidiary ET-Stream GmbH, its wholly-owned subsidiary Elephant Talk Communication Carrier Services GmbH, its wholly-owned subsidiary Elephant Talk Communication (Europe) GmbH, its wholly-owned subsidiary Elephant Talk Communication Schweiz GmbH, its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its wholly-owned subsidiary Elephant Talk Communications France S.A.S., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its majority owned (99.76275%) subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Elephant Talk Limited, its wholly-owned subsidiary Full Mark Technology Ltd., its wholly-owned subsidiary Jinfuyi Technology Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (50.49%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC. The consolidated financial statements for the year ended December 31, 2006 included the accounts of Elephant Talk Communications, Inc., its wholly owned subsidiary Elephant Talk Limited, its wholly owned subsidiary Full Mark Limited, its wholly-owned subsidiary Elephant Talk Europe Holding BV, its majority owned (51%) subsidiary Elephant Talk Communications PRS UK Ltd., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East and Africa Jordon L.L.C., and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

(S) New Accounting Pronouncements

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

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No.87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management believes that this statement will not have a significant impact on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Note 2	Acquisitions

On January 1, 2007, the Company, through its wholly-owned subsidiary Elephant Talk Europe Holding B.V., completed its acquisition of Elephant Talk Communication Holding AG (formerly known as “Benoit Telecom Holding AG” or “Benoit Telecom”), a European telecom company. Benoit Telecom is an international telecom operator and multi-media distributor servicing primarily the business-to-business segment of the telecommunications and media market. Benoit Telecom offers a broad range of products and services based on the integration of telecom, VoIP, SMS, FAX, Conferencing and Streaming services all integrated with a sophisticated Customer Relationship Management and Billing application and using its own fixed-line national interconnects and partner interconnects in numerous European countries. The Company purchased all of the 100,000 issued and outstanding shares of Benoit Telecom in exchange for a) cash payment of $6,643,080 and b) 40,000,000 shares of the Company’s common stock valued at $3,000,000. The common shares were valued at the actual date of issuance of such shares. The total consideration for the purchase of Benoit Telecom was valued at $9,643,080.

A summary of the assets acquired and liabilities assumed for Benoit Telecom are:

Cash & cash equivalents	$409,174
Accounts receivables	4,485,259
Property & equipment	2,163,157
Customer contracts & licenses	11,504,192
Other assets	1,299,647
Total Assets acquired	19,861,430

Accounts payable	1,535,504
Accrued expenses and other payables	3,631,658
Payable to third parties	4,013,056
Others	125,160
Liabilities assumed	9,305378

Net assets acquired	10,556,052

Consideration paid	9,643,080

Negative goodwill	$(912,972)

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

The Company included the financial results of Benoit Telecom in its consolidated 2007 financial results from the date of the purchase, January 1, 2007 through December 31, 2007.

On January 1, 2007, the Company’s subsidiary Elephant Talk Europe Holding B.V., entered into a Share Purchase Agreement with 3U Telecom AG, and acquired all of the issued and outstanding shares of 3U Telecom SARL France, for a consideration of 180,000 Euros (approximately $241,935). The Agreement entitled the Company to a 100% share of the economic benefits of the operations of 3U Telecom SARL. On June 1, 2007, all the terms and conditions of the Agreement were completed, and the Company acquired total assets $419,365 and assumed liabilities of $177,430 upon completion of this acquisition.

The following un-audited pro forma consolidated financial information for the year ended December 31, 2007 and 2006, as presented below, reflects the results of operations of the Company as of January 1, 2007 and assuming that the acquisition occurred on January 1, 2006, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2007 and 2006 respectively, and may not be indicative of future operating results.

	For the year ended December 31
	2007	2006

REVENUES, net	$47,361,028	$32,234,126
LOSS FROM OPERATIONS	$(11,352,369)	$(3,956,511)
NET LOSS	$(12,057,732)	$(6,346,401)
Loss per share - basic and fully diluted	$(0.045)	$(0.037)
Weighted average shares outstanding during the period - basic and diluted	238,265,927	173,863,813

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 3	Earnest deposit

Earnest deposits to various telecom carriers during the course of its operations amount to $442,853 as at December 31, 2007compared with $0 for the same period of 2006. The deposits are refundable at the conclusion of the business relationship with the carriers.

Note 4	Prepaid expenses and other current assets

Prepaid expenses and other current assets recorded as $372,331 as at December 31, 2007. The amount consists primarily of VAT prepaid and receivable from various European authorities.

Note 5	Property and equipment

Property and equipment at December 31, 2007 consist of:

	2007	2006
Leasehold improvements	$36,897	$6,410
Furniture and fixtures	194,322	91,879
Computer, communication and network equipment	6,083,545	2,155,996
Automobiles	137,726	-
Construction in progress	687,962	-
	7,140,452	2,254,285
Less: accumulated depreciation	(3,656,228)	(2,096,051)
	$3,484,224	$158,234

Depreciation expense amounted to $652,478 and $42,326 for the year ended December 31, 2007 and 2006 respectively.

Note 6	Intangible assets - Customer contracts, licenses and interconnects

Intangible assets comprising of Customer contracts, licenses and interconnects include the acquisitions of large customer contracts, telecommunication licenses and integrated multi-country, centrally managed switch-based national interconnects in Europe, CRM Billing System and software. The telecommunications services acquired and customers obtained are primarily in the “service number” industry (also “Premium Rate Services”), low-cost telephony services such as Carrier Select and Carrier Pre Select and Freephone (Toll-Free) number services. These services offered and customers served are done through ET Europe’s fixed-line switch-based telecom network, including the acquired interconnections and licenses with the National Incumbents and Regulators in Spain, Netherlands, Italy, Switzerland, Austria, France and Belgium.

Customer contracts, licenses and interconnects, at December 31, 2007 consist of the following:

Customer Contracts, Licenses & Interconnect	$15,219,998
Accumulated Depreciation Customer Contracts & Licenses	(3,757,496)
Customer Contracts & Licenses, net	$11,462,504

There were no intangible assets as of December 31, 2006.

Amortization expense for the year ended December 31, 2007 amounted to $1,580,976 compared to $0 for the same period of 2006.

Note 7	Due from related parties

The Company advanced funds to entities that officers and/or shareholders have an ownership interest in. The funds were advanced to these entities prior to 2007. The balances of funds advanced as of December 31, 2007 amounted to $18,514.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 8	Overdraft

The Company has executed a credit facility with a bank in Hong Kong under which the Company has borrowed funds from the bank under an overdraft account. As of December 31, 2007 and 2006 the overdraft balance amounted to $197,815 and $171,819 respectively. The accrued interest for the years ended December 31, 2007 and 2006 was $25,465 and $22,493, respectively. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time.

Note 9	Accrued Expenses

As at December 31, 2007 and 2006, the accrued expenses comprised of the following :-

	2007	2006
Accrued SG&A expenses	$877,901	$224,841
Accrued cost of sales and network	521,398
Accrued taxes	43,941
Accrued interest payable	1,473,811
Other	94,216
Total accrued expenses	$3,011,267	$224,841

Note 10	Payable To Third Parties

As at December 31, 2007 and 2006 the Company had $201,191 and $0 respectively as payable to third parties in relation to advances received at various times for its working capital requirements. The advances received were non-interest bearing, unsecured and due on demand.

Note 11	Loans Payable

Loans payable at December 31, 2007 are summarized as follows:

Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a director, and a third party	$318,481
Installment loan payable, bank, monthly principal and interest payments of $2,881 including interest at bank's prime rate plus 1.5% per annum, 8.75% at December 31, 2007, due December 24, 2011, secured by personal guarantees of three shareholders and a director	190,299
Installment loan payable, bank, monthly principal and interest payments of $1,740 including interest at bank's prime rate plus 1.5% per annum, 8.75% at December 31, 2007, due June 28, 2009, secured by personal guarantees of three shareholders and a director	84,612
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at December 31, 2007	282,040
Total	$875,432

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Loans payable at December 31, 2006 are summarized as follows:

Installment loan payable, bank, monthly principal and interest payments of $12,804 including interest at bank's prime rate plus 1.5% per annum, 9.5% at December 31, 2006, due December 24, 2006, secured by personal guarantees of two shareholders, a director, and a third party	$326,037
Installment loan payable, bank, monthly principal and interest payments of $2,924 including interest at bank's prime rate plus 1.5% per annum, 9.5% at December 31, 2006, due December 24, 2011, secured by personal guarantees of three shareholders and a director	190,306
Installment loan payable, bank, monthly principal and interest payments of $1,751 including interest at bank's prime rate plus 1.5% per annum, 9.5% at December 31, 2006, due June 28, 2009, secured by personal guarantees of three shareholders and a director	84,615
Term loan payable, bank, monthly payments of interest at bank's prime rate, 8.0% at December 31, 2006	282,052
Total	$883,010

The Company has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which the Company has borrowed funds from the bank under three installment loans and a term loan arrangement. The Company is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $309,443 as of December 31, 2007. As a result of the default, the entire loan balance outstanding at December 31, 2007 is immediately due and payable to the bank. Furthermore, the Company is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. The Company has recorded $12,218 and $132,262 in interest expense and default interest expense, respectively, on loans payable as of December 31, 2007 and $72,316 and $41,798 in interest expense as of December 31, 2006.

Note 12	Due to related parties

The Company received advances from entities that certain shareholders and former officers have an ownership interest and has payables to individuals who are shareholders of the company. These amounts are due on demand, unsecured and non-interest bearing. As at December 31, 2007 and 2006, the due to related party were as follows:

	2007	2006
Due to an entity related to a shareholder and former officer	$14,755	158,612
Due to shareholders and former officers	100,486	37,222
	$115,241	195,834

Note 13	Convertible promissory note payable to related party

On December 15, 2005, the Company executed a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), an investor and an entity controlled by the Chief Executive Officer, funds to be drawn in stages. The Note is convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) of principal amount per share of common stock. The Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of the common stock of $0.035, on the closing of agreement. The Note is convertible to the extent that the Company has sufficient authorized common stock. In that regard, there are currently 5,586,580 shares out of the Company’s 250,000,000 authorized common shares available for issuance upon conversion. The Note has a term of thirty (30) months during which time interest at the rate of 10% per annum will accrue from the date advances drawn by the Company. The Note is secured by shares owned or to be owned by (an agent of) the Company in its subsidiaries. The Note would have to be paid in full at the end of the thirty month term with a balloon payment of principal and accrued interest or converted into common stock. RWC has not converted the principal drawn by the Company as of December 31, 2007 in exchange for the common shares of the Company. As of December 31, 2007, the entire principal of $3.5 million had been received. The Company recorded accrued interest expense of $350,000 and $341,709 for the year ended December 31, 2007 and 2006 respectively.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with Rising Water Capital, an entity controlled by the Chief Executive Officer. The 2nd Note has a term of thirty (30) months, during which time interest on the Principal Amount will accrue from the date of this 2nd Note at an annual interest rate of 10%. The 2nd Note will be paid in full at the end of the thirty month term with a balloon payment of principal and interest accrued. The 2nd Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this 2nd Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the 2nd Note holder when a demand for conversion is made. The Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of the common stock of $0.07 on the closing of agreement. The 2nd Note is secured by shares owned or to be owned by (an agent of) the Company in its subsidiaries. The Company has received the principal balance $2,984,063 and has recorded accrued interest of $280,898 in the accompanying financial statements as of December 31, 2007. For the same period ended December 31, 2006, the Company received the principal balance $1,983,160 and recorded accrued interest of $106,100. The note has been presented as a long term liability on the accompanying financials.

On March 26, 2008, the Company received a letter of Rising Water Capital A.G. regarding the above mentioned Promissory Notes, notifying that they agreed to waive any and all defaults or continuing defaults for a period of time commencing on the date of the letter and continuing for 3 months hereafter.

Note 14	Stockholders’ equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 238,265,927 Shares of Common Stock issued and outstanding as of December 31, 2007. The shares issued and outstanding as per the stock transfer agent’s records are 244,413,420. 6,147,493 shares were cancelled by the company prior to 2006, however, these shares were not returned to the stock transfer agent and never cancelled on records. These shares have been blocked for trading by the Stock Transfer Agent.

Shares to be Issued

Pursuant to a Stock Purchase Agreement dated June 30, 2005, the Company sold to an accredited investor Rising Water Capital (RWC) (an entity controlled by the Chief Executive Officer) 195,947,395 shares of restricted common stock for a total cash consideration of $7,837,896.  As of December 31, 2006, the Company has issued to RWC 100,000,000 of its restricted common shares valued at $4,000,000. The common shares were valued at $0.04 cents per share pursuant to the terms of the agreement. As a result, per that same date the Company still had to issue 95,947,395 common shares, valued at $3,837,896 to RWC. The Company has recorded such shares to be issued as a liability in the accompanying financials as of December 31, 2006.

On October 30, 2006, the Company agreed to issue to RWC an additional 258,546,313 shares of common stock as price adjustment for failed acquisitions by the Company leading to lower market value than anticipated. The result of the price adjustment was to bring the ownership of RWC in the Company, as of October 30, 2006, to 72.5% of total of shares of common stock (excluding the hereunder mentioned promissory notes).

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Pursuant to a Stock Purchase Agreement, on December 28, 2006, the Company agreed to sell 109,480,000 restricted common shares to five accredited investors for a total consideration of $4,105,500. The shares were valued at 50% discount over the last five days average market price on the date of execution of the agreement. On December 31, 2006 the Company had received a cash consideration of $944,500 from one investor relating to 25,186,667 shares. In 2007 the Company received the remaining cash consideration from the other four investors of $3,161,000 and interest for late payment amounting to $65,813. The aggregate number of shares to be issued to those four investors is 84,293,333 bringing the total number of shares to be issued to the five accredited investors to the agreed 109,480,000 number of shares.

On June 28, 2007, the Board approved to issue over a three years periods as of January 1, 2007 in total 72,036,800 shares of common stock to its officers and directors of which 51,761,600 shares of common stock valued at $4,399,736 were recognized at June 28, 2007 as compensation for employment commitments for a term of three years as of January 1, 2007. The remaining 20,275,200 valued at $1,723,392 will be amortized over a period of three years as of January 2007. Therefore, for compensation for services for the 12 months ended December 31, 2007 6,758,400 shares of stock valued at $574,464 was awarded to Management in 2007. The shares were valued at the closing market price of eight and one-half cents ($0.085) on June 28, 2007, the date of grant. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of December 31, 2007. Subsequent to the grant of such shares, the Board of Directors and the above-referenced officers and directors determined that it is unlikely that the shares of common stock will be issued in the form and within the timeframe originally agreed upon, if at all. The Board of Directors and management of the Company are currently in discussions regarding modifications to the original compensation plan and expect to finalize a revised plan in 2008.

On August 22, 2007, the Board approved the sale of approximately 91 million restricted common shares to 5 accredited investors for a total consideration of approximately $5.2million.

The shares were valued at a 30% discount over the closing price of August 22, 2007, resulting in an issuance price of $0.0595, before consultancy fee of 5%. The company has received a cash consideration in dollars of $5,414,128 in 2007 and paid fees for raising financing of $142,470. The Company has recorded 90,998,790 shares to be issued as a liability in the accompanying financial statements as of December 31, 2007.

Per December 31, 2007 the total number of shares to be issued amounted to 613,492,498 (excluding Promissory Notes) valued at $18,255,065.

Computation of Full Dilution - December 31, 2007	Number of shares to be issued

Shared O/S at December 31, 2007 (issued)	238,265,927

Add'l shares to be issued - RWC - sale of shares	95,947,395
Add'l shares to be issued to bring the ownership to 72.5%	258,546,313
Shares sold to five investors - $4,105,500 @$0.0375 per share	109,480,000
Shares sold to 5 accredited investors $ 5,271,658 @ $ 0.0595	90,998,790
Sign In Bonus Officers	51,761,600
Management Compensation until 31.12.2007	6,758,400

Add'l shares to be issued - RWC - $3.5 MM CPNote	100,000,000
RWC - $3 MM CPNote @ conv. price of $0.07 per share	38,005,871

31.12.2007 Total number of shares issued and to be issued	989,764,206

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

During the fiscal year ended December 31, 2007, the Company did not issue any shares of Preferred Stock or warrants.

Note 15	Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No.128 (SFAS No.128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 16	Employee benefit plan and non-qualified stock option and compensation plan

Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 4,000,000 (four million) common shares and 4,000,000 (four million) stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 300,000 shares of common stock and 4,000,000 stock options remain available for grant at December 31, 2007.

2006 Non-Qualified Stock and Option Compensation Plan

The Board of Directors approved on September 26, 2007 a proposal to issue under the 2006 Non-Qualified Stock and Option Plan  non-qualified stock options to staff and key consultants. In total there were 7,483,333 options granted.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Common stock purchase options and warrants consisted of the following as of December 31, 2007:

	# shares	Exercise Price	Aggregate Intrinsic Value
Options:
Outstanding as of December 31, 2006	-	-	-
Granted	7,483,333	0.09	-
Exercised	-	-	-
Expired	362,500	0.09	-
Outstanding as of December 31, 2007	7,120,833	0.09	$-

Following is a summary of the status of options outstanding at December 31, 2007:

Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.09	7,120,833	4 years	$0.09	-	-

Note 17	Income taxes

Income tax expense (benefit) for the year ended December 31, 2007 and 2006 is summarized as follows:

	December 31, 2007	December 31, 2006
Current:
Federal	$(4,099,629)	$(1,642,086)
State	(723,464)	(289,780)
Deferred Taxes	4,823,893	1,932,666

Income tax expense (benefit)	$800	$800

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The following is a reconciliation of the provision for income taxes at the United States federal statutory rate to the foreign income tax rate at December 31, 2007:

2007
Tax expense (credit) at statutory rate-federal	(34%)
State tax expense net of federal tax	( 6%)
Foreign income tax rate difference	13.5%
Change in valuation allowance	26.5%
Tax expense at actual rate	--

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

Deferred tax assets:
Deferred Tax Asset	$11,607,933
Total gross deferred tax assets	11,607,933
Less: Valuation allowance	(11,607,933)
Net deferred tax assets	$--

At December 31, 2007, the Company had accumulated deficit carry forwards of approximately $29,019,832. Pursuant to Dutch income tax laws, losses may be carried forward indefinitely. However, loss carry-back is permitted for three years. Utilization of the net operating losses may be prohibited after a change of 30% or more of the ultimate control in a company.

The net change in the valuation allowance during the twelve months period ended December 31, 2007 was $4,823,093.

Note 18	Minority interest in subsidiary

The Company had minority interest in several of its subsidiaries. The balance of the minority interest as of December 31, 2007 and 2006 was as follows:

	Minority	Minority Interest Balance at December 31,
Subsidiary	Interest %	2007	2006

ETC PRS UK	49%	$10,807	$8,327
ETC PRS Netherlands	49%	144,344	-
ET ME&A Holding WLL	49%	39,254	82,234
ET Bahrain WLL	1%	1,955	515
ET ME&A FZ LLC	49.46%	35,214	36,379

Total		$231,575	$127,455

Note 19	Discontinued operations

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

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Note 20	Commitments and contingencies

Commitments of the Company relating to leases, co-location and office rents, regulatory and interconnection fees are as follows:

December 31, 2008	$3,279,580
December 31, 2009	1,649,315
December 31, 2010	1,600,272
December 31, 2011	1,518,634
December 31, 2012	1,472,900

Total	$6,241,121

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The material increase in commitments in 2008 is primarily the results of the fact that the Company has entered into an agreement to commit itself to buying a certain amount of telecommunications infrastructure, targeted to commence upon the moment of delivery of the network currently planned to be March 1, 2008.

Note 21	Litigation

a) Beijing Chinawind

On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing Chinawind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“CW”), filed two lawsuits against Guangdong Elephant Talk Network Consulting Limited, a company organized and existing under the laws of the People’s Republic of China and an agent of the Company (“ETGD”), in the Beijing Civil Courts. The lawsuit alleged that a) ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “CW Agreement”), between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b) ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the CW Agreement, consideration of $1,000,000 through the issuance of 10,000,000 common shares of the Company valued at $0.10 per common share. The lawsuit further alleged that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction.

The judgment of the Beijing Haiding Civil Court was recently received. On October the 18th the verdict was given in the two cases:

The CW Agreement was confirmed to be effective. All requests from CW are rejected. In addition, the Court confirmed the opinion of ETGD: that the resolutions of the shareholders meeting of China Wind held on January 27, 2007 are invalid, as the meeting was not conducted in a proper way.

(b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

As previously described in the Company’s 2004 Annual Report, parties mutually agreed to terminate this Purchase Agreement. The Company returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 2,252,500 common shares out of the 5,100,000 issued by the Company for the purchase. In addition the Company issued 37 unsecured convertible promissory notes for a total amount of US$3,600,000. On request of the Company 21 were returned with a total value of US$2,040,000.

The Company is presently seeking relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return a total of 2,847,500 common shares (valued at $381,565) and also to have them return the remaining 18 unsecured convertible promissory notes representing a total amount of US$1,560,000. The case is currently pending.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 22	Segment information

During the year ended December 31, 2006, the Company operated in a single segment. The segment information for the year ended December 31, 2007 is as follows:

Twelve months ended December 31, 2007

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East HK/PRC	Middle East	USA	TOTAL

Revenues from unaffiliated entities	$33,455,599	$3,644,270	$9,449,789	$698,594	$47,248,253	$112,775	$-	$-	$47,361,028

Operating income (loss)	$(2,391,884)	$777,797	$(1,714,001)	$(654,951)	$(3,983,039)	$(1,211,476)	$(87,951)	$(6,069,903)	$(11,352,369)

Net income (loss):	$(2,368,518)	$777,797	$(1,714,001)	$(654,951)	$(3,959,673)	$(1,431,595)	$(87,951)	$(6,578,513)	$(12,057,732)

Identifiable assets	$10,256,348	$1,924,809	$10,748,723	$1,029,314	$23,959,195	$393,108	$245,582	$10,343	$24,608,228

Depreciation and amortization	$(182,074)	$(205,041)	$(1,823,900)	$15,885	$(2,195,129)	$(38,023)	$-	$(301)	$(2,233,454)

Capital expenditure	$32,472	$51,405	$2,018,901	$24,348	$2,127,125	$27,434	$-	$-	$2,154,559

Note 23	Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $29,019,832 including a net loss of $12,057,732 for the year ended December 31, 2007 and default on its bank loans. This raises a substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described below, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern for the coming two quarters. Management has devoted considerable efforts during the period ended December 31, 2007 and in the first few months of 2008 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) strategically acquire profitable companies that bring synergies to the Company’s products and services.
Management believes our existing available cash, cash commitments, cash equivalents and short term investments as of December 31, 2007 in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until the May 2008.

Management is pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. In the past the Company has demonstrated its ability to correct its operating cash deficiencies and there is currently no evidence to support that they cannot continue to do so in spite of the fact that 2007 operations showed an operating loss. However, there can be no absolute assurance that any of these funding will be consummated in the time frames needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.

Note 24	Subsequent events

On January 3, 2008, with effective date January 2, 2008 Elephant Talk Global Holding B.V.( ET Global) signed  a joint venture agreement with United Telecommunication Services NV (UTS), the incumbent telecom operator in the Dutch Antilles organized and existing under the laws of Curacao, Netherland Antilles. This cooperation enables ET Global and UTS to design, install, and operate WIFI networks throughout the Dutch and French Caribbean, as well as the Islands of St. Kitts and Nevis. As a consequence ET Global incorporated on March 19, 2008, Elephant Talk Caribbean BV (ET Caribbean), organized and existing under the laws of the Netherlands. ET Caribbean will participate for 51% in a specially to be created company (Newco) in Curacao, Netherlands Antilles. The other 49% will be a participation of an entity of UTS. The Newco will head the joint venture.

On March 26, 2008, the Company received a news letter of Rising Water Capital A.G. regarding a Promissory Note of May 26, 2006 (see note 13 of the consolidated financial statements) in which they agreed to waive any and all defaults or continuing defaults for a period of time commencing on the date of the letter and continuing for 3 months hereafter.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9A(T). Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report but has not evaluated them based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) due to the fact that the Company does not have the personnel resources nor technological infrastructure in place to perform this evaluation. Management has identified this lack of personnel and technological resources as a material weakness in the Company’s internal control over financial reporting. While management believes the financial reports included in this Annual Report fairly represent the financial condition of the Company, due to the Company’s inability to evaluate its internal controls over financial reporting based on the framework developed by COSO, there is no guarantee that the financial reports accurately represent our financial condition.

The Company has begun to take appropriate steps to remediate the material weakness described above. The Company has hired a Sarbanes-Oxley consultant and intends to purchase software designed to strengthen internal controls over financial reporting. The Company expects to initiate these remediation efforts in the second half of 2008. The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control over financial reporting that will be performed after the close of our third fiscal quarter of 2008, ending September 30.

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this Report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers and their ages as of March 31, 2008 are as follows:
			Director
Name	Age	Position	Since
Steven Van der Velden	51	Chairman of the Board President, Chief Executive Officer and Director	2006
Willem Ackermans	52	Chief Financial Officer and Director	2007
Martin Zuurbier	48	Chief Operating Officer, Chief Technical Officer and Director	2007
Yves R. Van Sante	47	Director	2006
Johan Dejager	48	Director	2006
Bruce W. Barren (1)(2)(3)	66	Director	2008
Roderick de Greef (1)(2)(3)	47	Director	2008
Mark Nije	45	General Manager, Europe	n/a
(1)	Member of Audit and Finance Committee.
(2)	Member of Nominating and Corporate Governance Committee.
(3)	Member of Compensation Committee

Background

The following is a brief summary of the background of each Director of the Company:

Steven Van der Velden has been director since October 24, 2006 and the Chairman, President and Chief Executive Officer since October 30, 2006. Mr. Van der Velden has experience in consultancy, logistics, real estate development, and telecommunications, e-commerce and investment management. He founded his first consultancy firm in 1983 and since then Mr. Van der Velden has started over a dozen companies. Mr. Van der Velden is involved in various Information Communication Technology ventures throughout Europe, North America and the Far East, and currently serves as Chairman of the Board of QAT Investments SA in Luxembourg. In 2000, he co-founded E-commerce Park NV, which has developed a 50,000 sq.ft. data centre and Internet hosting facility, located on top of the various fiber optic landing points in Curacao. In 1994, Mr. Van der Velden co-founded the ITA International Telemedia Association, known today as the Network for Online Commerce, and served as its first Chairman. In the same year, he co-founded InTouch Telecom SA/NV to offer a wide range of business and consumer telecom applications to the Belgian Market, and served as its CEO until the company was sold to Global TeleSystems, Inc. in 1999.  From 1988 until 1992 he served as the first Managing Director of Antillephone NV. Currently he is a Director of Unicom NV. Between 1986 and 1988, Mr. Van der Velden co-headed a team of 16 consultants, which advised on and implemented a wide range of measures to balance budgets and to restructure the internal organizations of the Governments of both the Dutch Antilles and the island of Curacao. Mr. Van der Velden earned his Master’s Degree in Business Administration from Rotterdam School of Management, the Netherlands, and a Master’s Degree in Law from Leiden University, the Netherlands. He splits his time between Curacao, Dutch Antilles and Brussels, Belgium.

Willem Ackermans has been the Chief Financial Officer and a director since January 1, 2007. Mr. Ackermans is also a partner in M-Ventures B.V., a Dutch based firm focusing on new business development and venture capital activities in the information technology, energy and healthcare industries in Europe. From April 2006 to December 2006, Mr. Ackermans served as an independent consultant and provided amongst others services focused on the development of certain payment systems in the Dutch healthcare sector and services generally in the energy sector. From April 2003 to April 2006, Mr. Ackermans served as Director of Corporate Development and Strategy, M&A, Regulatory Affairs, Sustainability and Environmental Affairs, Technology & Knowledge Management. From October 2001 to March 2003, Mr. Ackermans served as Chief Financial Officer of Telemedia N.V., a wholly-owned subsidiary of the Dutch telecommunications company Koninklijke KPN NV. From 1995 to 2001, Mr. Ackermans served in several positions with the Dutch Telecommunications Company KPN, a.o. as Corporate Treasurer and CFO KPN International. Since 1999 Mr. Ackermans served as CFO in the Joint Venture between KPN and Qwest; KPNQwest. Before 1995, Mr. Ackermans acted as Corporate Treasurer and Financial Director of the Dutch dredging company Royal Boskalis Westminster N.V. In 1983, Mr. Ackermans started his career with Amro Bank NV as Relationship Management Natural Resources. Mr. Ackermans holds a Masters degree in Engineering from the Dutch Technical University at Delft.

Martin Zuurbier has been the Chief Operating Officer/Chief Technical Officer and a director since January 1, 2007. From January 2005 until January 1, 2007, Mr. Zuurbier had been the Chief Operating Officer and Chief Technology Officer of Benoit Telecom Holding AG, a telecom service provider in Europe that was acquired by the Company on January 1, 2007. From December 1999 to December 2004, Mr. Zuurbier served as director and was the founder of Vocalis Telecom Group located in The Netherlands and Switzerland. Mr. Zuurbier was responsible for building, maintaining and operating a telecommunications network spanning eight countries in Europe, including all back-office, billing and Client Relation Management systems. From January 1995 to June 1999, Mr. Zuurbier was directly involved in the telecommunications industry and was involved in the development of new switching technology in collaboration with hardware manufacturer Dialogic, implementation of the Amsterdam Carrier Ring in 1999 with COLT Telecom BV as the launch customer, and negotiating increased capacity on behalf of various international telecommunications companies. Prior to 1995, Mr. Zuurbier was involved in the production of television commercials for the European market.

Yves R. Van Sante has been a director since October 24, 2006.Mr. Van Sante founded QAT Investments S.A. in 2002, where he currently serves as the Chief Executive Officer. Concurrently, Mr. Van Sante has held various Management and Board functions in companies supported by Quercus Aimer Trust Investments (“QAT”), the majority shareholder of ETCI, such as being a member of the Business Club ‘De Warande’ since 1998. In 2000, Mr. Van Sante became the Managing Director of E-port NV in Ostend, Belgium, a call centre owned by the Port of Ostend. When E-port was sold after six months to the Dutch call-centre Call-IT, Mr. Van Sante was asked to become Advisor to the Management Board of Call-IT. In 1999, Mr. Van Sante became Vice-President Business Services with GTS, a Pan European Telecom operator. In this position, Mr. Van Sante consolidated acquisitions and turned a voice Telco operator around into an IP operator. In 1994, Mr. Van Sante co-founded and became partner of InTouch Telecom, a privately owned Belgium Telco company. As its Managing Director, Mr. Sante was responsible for Business Development, Sales and Marketing. From 1987 until 1993, Mr. Van Sante served as Sales and Marketing Manager for Central Europe at 3C Communications (currently named Tele-2) in Luxemburg, where he launched Credit Card Telephony across Europe. Prior to this position, Mr. Van Sante became a Business Unit Manager of Public Telephony at Belgacom, a former Belgian owned telecom operator, where he managed a department of over 650 employees. Mr. Van Sante started his career as an Advisor at United Brokers in 1982. Mr. Van Sante studied Marketing, Communication and Commercial Management at the High School for Business Economics and Commercial Management in Ghent, Belgium in 1980.

Johan Dejager has been a director since October 24, 2006. Mr. Dejager is managing director and owner of Osta Carpets, a specialized niche producer of area rugs with production plants in Belgium and a distribution center in Barcelona, and Gaverdal, a finishing plant for the carpet industry. He is also Managing Director of Ligne Pure, a company specialised in the design and manufacturing of handmade carpets for the decorator market. Mr. Dejager serves as a member of the Board of Directors of QAT Investments SA. In addition, he is a shareholder and director of Keyware, a provider of identity-related solutions and services, and of SPARNEX, an engineering company developing and industrializing DSL products for the telecom industry. Mr. Dejager is a member of the Board of Directors of FEBELTEX (the Federation of the Belgian Textile Companies). As Vice-President of the company, Mr. Dejager is in charge of the subdivision of interior textiles. Mr. Dejager holds a Bachelors degree (1981) and a Masters degree in Commercial Engineering from the University of Leuven, Belgium (1981) and an MBA from Insead Fontainebleau, France (1982).

Bruce W. Barren has been a Director since January 15, 2008. Mr. Barren has been Group Chairman of The EMCO/Hanover Group, a privately held, international merchant banking company since 1971. Under EMCO/Hanover's Executive Loan Program, Mr. Barren has assumed a number of senior on-line managerial positions, ranging from small- and medium-sized companies to those in the multi-national marketplace. Under this program, Mr. Barren has acted as a Chief Executive Officer of a California bank under FDIC approval; President of a HMO medical provider, with 23 offices in Southern California, under the State of California, Department of Insurance's approval; Chairman of a printing/graphic design business and as a Chief Executive and Administrative Officer for various companies in the construction/real estate industry, both commercial and residential. Through 2004, Mr. Barren acted as the lead consultant for a medical services company whose primary activities focused on Mainland China. Mr. Barren also has experience in the telecommunications industry and experience in Europe. Mr. Barren received his Bachelor Science Degree in Accounting and Finance from Babson College in 1962, and received a Master of Science Degree in Finance and Economics in 1963 from Bucknell University.

Roderick de Greef has served on the Company’s Board of Directors since January, 2008. Mr. de Greef is the principal of Taveyanne Capital Advisers, Inc., a firm providing corporate finance consulting services. Mr. de Greef has served as the Chief Financial Officer of Cambridge Heart from October 2005 to July 2007. Mr. de Greef served as the Executive Vice President, Chief Financial Officer and Secretary of Cardiac Science, Inc. from March 2001 to September 2005. From 1995 to 2001, Mr. de Greef provided corporate finance advisory services to a number of early stage companies including Cardiac Science, where he was instrumental in securing equity capital beginning in 1997, and advising on merger and acquisition activity. From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., both publicly held development stage medical technology companies located in Portland, Oregon. From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of publicly held Brentwood Instruments, Inc. Mr. de Greef also serves on the board of directors of Endologix, Inc., a public medical device company located in Irvine, California, and BioLife Solutions, Inc., a public life sciences company based in Bothell, Washington.

Executive Officers

Mark Nije has been general manager Europe since January 1 2007, a function he held since the end of 2004 within the acquired Benoit Telecom Group. Mr. Nije has experience in project management, business development, investment management, logistics and telecommunications. Mr. Nije started as project manager and management consultant for Tebodin Consulting Engineers and Reitsma & Wertheim M&A specialists, the Netherlands. In 1990 he co-founded Logistic Management International NV (LMI), an international cargo transportation and airport handling company at the airport of Curacao, Netherlands Antilles. During those years he served as a board member and vice-chairman of the Curacao Exporters Association. From 2000-2002 Mr. Nije was co-founder and director of PickYourGifts BV, an internet start-up. In 2003 he became partner of QAT Investments SA, the Luxemburg venture capital fund, where he has been active as investment manager and/or board member in various ICT related ventures of QAT. Currently he is  non-executive board member of LMI and member of the Dutch Association of CEO’s and Directors (NCD). Mr. Nije earned his Master’s Degree in Business Administration from the Rotterdam School of Management, the Netherlands, and a Bachelor of Science Degree in Building Construction Management from the University of Reading, United Kingdom.

There are no family relationships between any director or executive officer. There are no arrangement between our directors and any other person pursuant to which our directors were nominated or elected for their positions.

Director Independence

We believe that Bruce W. Barren and Roderick de Greef qualify as independent directors for Nasdaq Stock Market purposes.

Committee Membership, Meetings and Attendance

During the fiscal year ended December 31, 2007, there were:

o	3 meetings of the Board of Directors;
o	3 meetings of the Audit Committee;
o	no meetings of the Compensation Committee (as it was newly formed in November 2007); and
o	no meetings of the Nominating Committee (as it was newly formed in November 2007).

Each director attended or participated in at least 2/3rd of the meetings of the Board of Directors and his respective committees held during our fiscal year ended December 31, 2007 and during his term of service.

We encourage all of our directors to attend our annual meetings of stockholders. One of our current directors, who was a director at the time, attended last year's annual meeting of stockholders.

Board Committees

Our board of directors has established three standing committees: Audit and Finance, Nominating and Corporate Governance, and Compensation. Each Committee operates under a charter that has been approved by our board of directors.

Audit and Finance Committee

We have a separately designated standing Audit & Finance Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Audit Committee is currently composed of Roderick de Greef and Bruce W. Barren, each of whom were appointed on January 15, 2008, and is involved in discussions with management and our independent registered public accounting firm with respect to financial reporting and our internal accounting controls. The board of directors has determined that Mr. de Greef is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee has the sole authority and responsibility to select, evaluate and replace our independent registered public accounting firm or nominate the independent auditors for stockholder approval. The Audit Committee must pre-approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee consults with management but does not delegate these responsibilities. See “Audit Committee Report.”

The Audit Committee reviewed and discussed our audited financial statements as of and for the year ended December 31, 2007 with the Board of Directors.

The Board of Directors reviewed and discussed with representatives of Kabani & Company, Inc., our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No.61 (Codification of Statements on Auditing Standards, AU §380), as amended. The Board of Directors has also received and reviewed the written disclosures and the letter from Kabani & Company, Inc. required by Independence Standard No.1, “Independence Discussions with Audit Committees,” as amended by the Independence Standards Board, and has discussed with Kabani & Company, Inc. their independence.

Compensation Committee

Our Compensation Committee was formed on January 15, 2008 and consists of Roderick de Greef and Bruce Barren. The Compensation Committee did not meet in fiscal 2007. Our Compensation Committee will award stock options to officers and employees. The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the company.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed on January 15, 2008 and consists of Roderick de Greef and Bruce Barren. Therefore, the Nominating and Corporate Governance Committee did not meet in fiscal 2007. The Nominating and Corporate Governance Committee is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of stockholders; (3) recommending to the Board director nominees for each committee of the Board; (4) recommending to the Board the corporate governance principles applicable to the company; and (5) overseeing the annual evaluation of the Board and management. Pursuant to the Nominating and Corporate Governance Committee charter, there is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a stockholder or otherwise.

Guidelines for Business Conduct and Governance Guidelines

Our Board of Directors has adopted a Code of Business Ethics and Standards of Conduct which has been designated as the code of ethics for directors, officers and employees in performing their duties. The Code of Business Ethics and Standards of Conduct also sets forth information and procedures for employees to report ethical or accounting concerns, misconduct or violations of the Code in a confidential manner. The Code of Business Ethics and Standards of Conduct may be found on our website at www.elephanttalk.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2007, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons except for the following:
•
In 2007, Steven van der Velden, our Chief Executive Officer, Director, and beneficial owner of an excess of five percent of our outstanding common stock, failed to report 3 transactions for which the filing of a Form 4 was required, and did not timely file the Form 5 for the 2007 fiscal year.

•	In 2007, Johan Dejager, our Director and beneficial owner of an excess of five percent of our outstanding common stock, failed to timely file the Form 5 for the 2007 fiscal year.
•	In 2007, Alex Vermeulen, our Secretary and General Counsel, failed to report 2 transactions for which the filing of a Form 4 was required and failed to timely file the Form 5 for the 2007 fiscal year.
•	Willem Ackermans, our Chief Financial Officer and Director, failed to report 2 transactions for which the filing of a Form 4 was required and failed to timely file the Form 5 for the 2007 fiscal year.
•
Martin Zuurbier; our Chief Operating Officer, Chief Technical Officer, Director and beneficial owner of an excess of five percent of our outstanding common stock, failed to report 2 transactions for which the filing of a Form 4 was required and failed to timely file the Form 5 for the 2007 fiscal year.

•	Yves van Sante, our Director, failed to timely file the Form 5 for the 2007 fiscal year.
•	Rising Water Capital, A.G., beneficial owner of an excess of five percent of our outstanding common stock, failed to report 1 transaction for which the filing of a Form 4 was required.
•
We did not receive written confirmations from any other holders of five percent or more of our outstanding common stock that they were not required to file a Form 5 for the fiscal year ended December 31, 2007.

Item 11. Executive Compensation.

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2007 and 2006. Individuals we refer to as our "named executive officers" include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2007.

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Total ($)
Steven van der Velden, CEO	2007	$0	$1,636,760.00	(1)	$287,240.50	(2)	$1,924,000.50
	2006	$0	$0		$0		$0
Willem Ackermans, CFO	2007	$246,371.13	$837,896.00	(3)	$17,952.00	(4)	$1,099,219.13
	2006	-	-		-		-
Martin Zuurbier, COO,CTO	2007	$164,247.42	$748,136.00	(5)	$107,712.00	(6)	$1,020,095.42
	2006	-	-		-		-
Mark Nije, General Manager, Europe	2007	$164,247.42	$845,376.00	(7)	$107,712.00	(8)	$1,117,335.42
	2006	-	-		-		-

(1)	Based on 19,256,000 restricted shares of our common stock granted on January 1, 2007 as an entrance bonus.
(2)	Based on 3,379,300 restricted shares of our common stock issued as salary.
(3)	Based on 9,857,600 restricted shares of our common stock granted on January 1, 2007 as an entrance bonus.
(4)	Based on 211,200 restricted shares of our common stock issued as salary.
(5)	Based on 8,801,600 restricted shares of our common stock granted on January 1, 2007 as an entrance bonus.
(6)	Based on 1,267,200 restricted shares of our common stock issued as salary.
(7)	Based on 9,945,600 restricted shares of our common stock granted on January 1, 2007 as an entrance bonus.
(8)	Based on 1,267,200 restricted shares of our common stock issued as salary.

Narrative Disclosure to Summary Compensation Table.

Employment Agreements

Except as set forth below, the Company currently has no written or unwritten employment agreements with any of its officers, directors or key employees.

Steven Van der Velden, Chief Executive Officer - the Company intends to enter into an employment agreement with Mr. Van der Velden which will provide for his continued employment in his present capacity as Chief Executive Officer through December 31, 2009. In the interim, the Company has agreed to issue Mr. van der Velden 19,256,000 shares of restricted common stock, effective January 1, 2007, as an entrance bonus, and to compensate him with an annual award of 10,137,600 shares of restricted common stock. All restricted shares of common stock are subject to a lockup period until the earlier of (i) December 31, 2009, and a change in control of the Company. In the event Mr. van der Velden becomes disabled for a consecutive period greater than 12 months, his compensation shall be terminated. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of December 31, 2007. Subsequent to the grant of such shares, the Board of Directors and the above-referenced officers and directors determined that it is unlikely that the shares of common stock will be issued in the form and within the timeframe originally agreed upon, if at all.  The Board of Directors and management of the Company are currently in discussions regarding modifications to the original compensation plan and expect to finalize a revised plan in 2008. In the event of his death, his compensation terminates immediately; provided, however, his estate will be entitled six months of compensation. In the case the Company terminates his employment, any compensation payable through the end of the calendar year shall become due any payable immediately. In the case Mr. van der Velden terminates his employment with the Company, compensation shall cease immediately. Mr. van der Velden is also entitled to twenty-five vacation days per year, reimbursement of reasonable travel costs and other expenses, and the use of a laptop computer and telephone.

Willem Ackermans, Chief Financial Officer - the Company intends to enter into an employment agreement with Mr. Ackermans which will provide for his continued employment in his present capacity as Chief Financial Officer through December 31, 2009. In the interim, the Company has agreed to issue Mr. Ackermans 9,875,600 shares of restricted common stock, effective January 1, 2007, as an entrance bonus, and to compensate him with an annual award of 211,200 shares of restricted common stock and an annual cash salary of $237,600. All restricted shares of common stock are subject to a lockup period until the earlier of (i) December 31, 2009, and a change in control of the Company. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of December 31, 2007. Subsequent to the grant of such shares, the Board of Directors and the above-referenced officers and directors determined that it is unlikely that the shares of common stock will be issued in the form and within the timeframe originally agreed upon, if at all.  The Board of Directors and management of the Company are currently in discussions regarding modifications to the original compensation plan and expect to finalize a revised plan in 2008. In the event Mr. Ackermans becomes disabled for a consecutive period greater than 12 months, his compensation shall be terminated. In the event of his death, his compensation terminates immediately; provided, however, his estate will be entitled six months of compensation. In the case the Company terminates his employment, any compensation payable through the end of the calendar year shall become due any payable immediately. In the case Mr. Ackermans terminates his employment with the Company, compensation shall cease immediately. Mr. Ackermans is also entitled to twenty-five vacation days per year, reimbursement of reasonable travel costs and other expenses, and the use of a laptop computer and telephone.

Martin Zuurbier, Chief Operating Officer, Chief Technical Officer - the Company intends to enter into an employment agreement with Mr. Zuurbier which will provide for his continued employment in his present capacity as Chief Operating Officer and Chief Technical Officer through December 31, 2009. In the interim, the Company has agreed to issue Mr. Zuurbier 8,801,600 shares of restricted common stock, effective January 1, 2007, as an entrance bonus, and to compensate him with an annual award of 1,267,200 shares of restricted common stock and an annual cash salary of $158,400. All restricted shares of common stock are subject to a lockup period until the earlier of (i) December 31, 2009, and a change in control of the Company. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of December 31, 2007. Subsequent to the grant of such shares, the Board of Directors and the above-referenced officers and directors determined that it is unlikely that the shares of common stock will be issued in the form and within the timeframe originally agreed upon, if at all.  The Board of Directors and management of the Company are currently in discussions regarding modifications to the original compensation plan and expect to finalize a revised plan in 2008. In the event Mr. Zuurbier becomes disabled for a consecutive period greater than 12 months, his compensation shall be terminated. In the event of his death, his compensation terminates immediately; provided, however, his estate will be entitled six months of compensation. In the case the Company terminates his employment, any compensation payable through the end of the calendar year shall become due any payable immediately. In the case Mr. Zuurbier terminates his employment with the Company, compensation shall cease immediately. Mr. Zuurbier is also entitled to twenty-five vacation days per year, reimbursement of reasonable travel costs and other expenses, and the use of a laptop computer and telephone.

Mark Nije, Europe General Manager - the Company intends to enter into an employment agreement with Mr. Nije which will provide for his continued employment in his present capacity as the Europe General Manager through December 31, 2009. In the interim, the Company has agreed to issue Mr. Nije 9,945,600 shares of restricted common stock, effective January 1, 2007, as an entrance bonus, and to compensate him with an annual award of 1,267,200 shares of restricted common stock and an annual cash salary of $158,400. All restricted shares of common stock are subject to a lockup period until the earlier of (i) December 31, 2009, and a change in control of the Company. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of December 31, 2007. Subsequent to the grant of such shares, the Board of Directors and the above-referenced officers and directors determined that it is unlikely that the shares of common stock will be issued in the form and within the timeframe originally agreed upon, if at all.  The Board of Directors and management of the Company are currently in discussions regarding modifications to the original compensation plan and expect to finalize a revised plan in 2008.In the event Mr. Nije becomes disabled for a consecutive period greater than 12 months, his compensation shall be terminated. In the event of his death, his compensation terminates immediately; provided, however, his estate will be entitled six months of compensation. In the case the Company terminates his employment, any compensation payable through the end of the calendar year shall become due any payable immediately. In the case Mr. Nije terminates his employment with the Company, compensation shall cease immediately. Mr. Nije is also entitled to twenty-five vacation days per year, reimbursement of reasonable travel costs and other expenses, and the use of a laptop computer and telephone.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven van der Velden, CEO	--	--	--	--	--	--	--	--
Willem Ackermans, CFO	--	--	--	--	--	--	--	--
Martin Zuurbier, COO,CTO	--	--	--	--	--	--	--	--
Mark Nije, General Manager, Europe	--	--	--	--	--	--	--	--

Narrative Disclosure to Outstanding Equity Awards

There were no outstanding equity awards at the end of fiscal 2007.

Compensation of Directors Summary Table

The following table represents compensation paid in 2007 to our directors who are not “named executive officers.”

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Russelle Choi	-		-	-	-	$40,000-	$40,000
Johan de Jager	-		-	-	-	-	$0
Yves van Sante							$4,498.73
Eric Dejonghe

Narrative to Director Compensation

Directors were not compensated in 2007 for their service as directors of the Company. However, payments for consulting services rendered by Mr. Choi were recorded in the amount of $60,000 for the fiscal year ended December 31, 2007. Of the $60,000, $40,000 had been paid as of December 31. Mr. van Sante received $4,498.73 for consulting services rendered in fiscal 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Principal Stockholders, Officers and Directors

The following table sets forth, as of March 31, 2008, certain information as to the stock ownership of each person known by the Company to own beneficially five (5%) percent or more of the outstanding Common Stock, of each of the Company’s named officers and directors who owns any shares and of all officers and directors as a group. In computing the outstanding shares of Common Stock, the Company has excluded all shares of Common Stock subject to options or warrants that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Elephant Talk Communications, Inc., Schiphol Blvd 249, 1118 BH Schiphol, The Netherlands.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (A)	Percent*
Common stock	Rising Water Capital, A.G. (B)(L) Baarerstrasse 12 Zug, Switzerland 6300	592,499,579	81.1%
Common stock	Calfin Trust (I) Postfach 1518 Lettstrasse 10 FL-9490 Vaduz, Liechtenstein	40,000,000	16.8%
Common stock	Steven van der Velden (C) President, CEO and Director	629,942,550	82%
Common stock	Russelle Choi (F) (G) Director 8/F, 145-159 Yeung Uk Road Tsuen Wan, Hong Kong	18,289,953	7.7%
Common stock	Lam Kwok Hung, (G) 8/F, 145-159 Yeung Uk Road Tsuen Wan, Hong Kong	12,032,710	5.1%
Common stock	Yves R. Van Sante, Director (D) Avenue Louise 109 Brussels, Belgium 1050	0	0%
Common stock	Johan Dejager (E)	25,186,667	9.6%
Common Stock	Martin Zuurbier, Director (J)	8,402,132	3.4%
Common Stock	Anarjay Concepts, Inc. (H) 438 E. Katella Ave., Suite 217 Orange, CA 92867	12,024,221	5.17%
Common Stock	Willem Ackermans Chief Financial Officer, Director (K)	10,280,000	4.1%
Common Stock	Roderick de Greef, Director	0	0%
Common Stock	Bruce W. Barren, Director	0	0%
	All Officers and Directors as a Group	673,811,349	83.0%

(A)
Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Securities Exchange Act of 1934, as amended.

(B)
Rising Water Capital, A.G. (“RWC”) is the record owner of 100,000,000 shares of common stock, representing 42% of the total outstanding shares as of March 31, 2008. RWC has the right to acquire within 60 days of the date hereof an additional 492,499,579 shares of the Company’s common stock based on the following: Pursuant to a stock purchase agreement dated June 30, 2005, the Company agreed to sell to RWC an aggregate of 195,947,395. Of these shares, only the aforementioned 100,000,000 have been issued. The Company is obligated to issue RWC an additional 95,947,395 shares based on this agreement. On October 30, 2006, the Company agreed to issue RWC an additional 258,546,313 shares of common stock, none of which have been issued, as part of a settlement agreement. RWC could also acquire an aggregate of 138,005,871 shares of common stock upon the conversion of two outstanding promissory notes (excluding shares issuable upon the conversion of outstanding interest, if any), with principal amounts of $3,500,000 and $2,660,441. The Company currently does not have enough authorized but unissued shares of common stock to satisfy its obligations to issue to RWC the remaining 492,499,579 shares. Steven van der Velden, as a result of his ownership of QAT Investments SA, as described in footnote (C) hereof, and as a result of his position on the board of directors of QAT Investments as well as on the board of directors of RWC, exercises investment and voting control over the shares beneficially owned by RWC. Mr. Van der Velden disclaims beneficial ownership of such shares.

(C)
Steven van der Velden may be deemed to be the beneficial owner of an aggregate of 629,942,550 shares of the common stock consisting in part of the following: 19,256,000 shares of common stock payable on June 28, 2007 as an entrance bonus; 3,379,200 shares of common stock payable for salary on January 1, 2007, 3,379,200 shares of common stock payable for salary on January 1, 2008. In addition, Mr. van der Velden may be deemed to be the beneficial owner of the shares of common stock owned and issuable to RWC by virtue of his status as a holder of 31.5% of the outstanding capital stock of QAT Investments SA, which owns 51% of the outstanding capital stock of RWC, and by his status as the owner of 50% of the outstanding capital stock of Interfield, which owns 34% of the outstanding capital stock of RWC. Mr. van der Velden also sits of the board of directors of QAT and RWC, and exercises investment and voting control of the securities held by RWC. In addition, Mr. van der Velden owns 27.25% of the outstanding capital stock of CMV Invest, a Belgian entity, which beneficially owns 11,428,571 shares of the Company’s common stock.

(D)
Yves R. Van Sante is the beneficial owner of approximately 6.21% of the issued and outstanding shares of QAT Investments SA, which is the majority (51.3%) shareholder of RWC. Mr. Van Sante also owns one third of the outstanding capital stock of Amelia & Associates S.A. This entity purchased 8,733,333 shares of the Company’s common stock in December 2006. Mr. Van Sante does not control the voting or investment power of the shares of the Company’s common stock held by Amelia & Associates. These shares of common stock have yet to be issued due to our lack of authorized shares of common stock.

(E)
Johan DeJager is the beneficial owner of approximately 7.28% of the issued and outstanding shares of QAT Investments SA, which is the majority (51.3%) shareholder of RWC. On December 28, 2006, Mr. Dejager individually purchased 25,186,667 shares of the common stock valued at $944,500. Such shares have not yet been issued due to the Company’s lack of authorized shares.

(F)
Russelle Choi is a beneficial owner of 2,286,080 shares of common stock held by Wellgear Far East Limited, and 235,116 shares of common stock held by Wiselink Technologies Limited, which shares are included in the ownership figure reported.

(G)
Lam Kwok Hung is a beneficial owner of 805,739 shares of common stock held by Wiseley International Limited, which shares are included in the ownership figure reported. Lam Kwok Hung is married to Russelle Choi’s sister.

(H)	Manu Ohri is the beneficial owner of Anarjay Concepts, Inc.
(I)	Mr. Thomas Nigg exercises investment and voting control over beneficially owned by Calfin Trust.
(J)
Includes 1,267,200 shares payable on June 28 2007, and additional 8,801,600 shares payable on June 28, 2008, and an additional 1,267,200 shares payable 1, 2008. At the moment, the company does not have sufficient authorized shares to issue these shares. Mr. Zuurbier also owns 17% of the outstanding capital stock of RWC; however, he does not exercise investment and voting control over the shares beneficially owned by RWC.

(K)
Includes 9,857,600 shares payable on June 28, 2007, an additional 211,200 shares payable on June 28, 2007, and an additional 211,200 shares payable on January 1, 2008.  At the moment, the Company does not have sufficient authorized shares to issue these shares.

*	Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Steven Van der Velden, our president, chief executive officer and chairman, owns 31.5% of QAT Investments, SA, (“QAT”) which owns 51.3% of the issued and outstanding capital stock of Rising Water Capital, A.G. (“RWC”), the owner of 42% of our outstanding common stock. In addition, Mr. Van der Velden owns 17% of the outstanding capital stock of RWC directly. Yves R. Van Sante, a director of the Company, is the beneficial owner of 6.21% of the issued and outstanding capital stock of QAT. Johan DeJager, a director of the Company, owns 7.28% of the issued and outstanding capital stock of QAT. Martin Zuurbier, a director of the Company, owns 17% of the issued and outstanding capital stock of RWC.  The preceding respective interests of our officers and directors shall be incorporated to the following, as applicable.

On December 15, 2005, the Company entered into a $3.5 million convertible promissory note with RWC. The Note is payable on demand, and is convertible at a price of $0.035 per share. The promissory bears interest at a rate of 10% per annum. As of the date hereof, no payment of principal or interest has been made upon this promissory note, which is currently outstanding.

On May 26, 2006, the Company entered into a $3.0 million convertible promissory note with RWC. The largest principal amount outstanding under the Note since its creation was $2,660,441, which amount is currently outstanding as of the date hereof. The Note is payable on demand, and is convertible at a price of $0.07 per share. The promissory bears interest at a rate of 10% per annum. As of the date hereof, no payment of principal or interest has been made upon this promissory note which is currently outstanding.

On August 22, 2007, the Board approved the sale of approximately 104 million restricted common shares to 5 accredited investors for a total consideration of €4,530,000 and $50,000. CMV Invest, a Belgian entity, agreed to purchase 11,428,571 shares of our common stock in this transaction. Steven van der Velden, our President, Chief Executive Officer and Director, beneficially owns 27.25% of the outstanding capital stock of CMV Invest

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

To the best of our knowledge, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Director Independence

The Board of Directors has determined that Roderick de Greef and Bruce Barren are independent for NASDAQ Stock Market purposes. Roderick de Greef and Bruce Barren, elected in the shareholders meeting of January 15, 2008, are per the same date the members of the standing committees of the Board of Directors. These committees are: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

In addition, the members of the Audit Committee each qualify as “independent” under special standards established by the U.S. Securities and Exchange Commission (“SEC”) for members of audit committees. The Audit Committee also includes at least one independent member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Roderick de Greef is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. de Greef’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. de Greef any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board. The Board has also determined that each Audit Committee member has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

.
Item 14.  Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by Kabani and Company for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 and the review of the financial statements included in our Forms 10-QSB totaled $185,000 and $75,000 respectively. The above amounts include interim procedures as audit fees as well as attendance at audit committee meetings.

Audit-Related Fees. The aggregate fees billed by Kabani and Company for audit-related fees for the years ended December 31, 2007 and 2006 were $12,000 and $13,000, respectively.

Tax Fees. The aggregate fees billed by Kabani and Company for professional services rendered for tax compliance, for the years ended December 31, 2007 and 2006 were $14,000 and $1,200, respectively.

All Other Fees. The aggregate fees billed by Kabani and Company for products and services, other than the services described in the paragraphs captions “Audit Fees”, and “Tax Fees” above for the years ended December 31, 2007 and 2006 totaled $0 for both years.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Kabani and Company in 2007. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Kabani and Company.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated By-Laws (2)
10.1	Stock Purchase Agreement dated June 30, 2005, by and among the Company and Rising Water Capital, A.G. (3)
10.2	Convertible Promissory Note dated December 15, 2005, by the Company, in favor of Rising Water Capital, A.G. (4)
10.3	Equity Transfer Agreement, dated January 4, 2006, by and among Zhongrun Chuangtou Technology Co. Ltd. and Guangdong Guangxiang Network Information Co., Ltd (5)
10.4
Exclusive Technical Consulting and Services Agreement, dated January 2, 2006, by and among Jinfuyi Technology (Beijing) Co., Ltd. and Beijing Chinawind Communication Information Technology Co., Ltd. (5)

10.5	Convertible Promissory Note dated May 26, 2006, by the Company, in favor of Rising Water Capital, A.G. (6)
10.6	Agreement of Purchase and Sale, dated November 16, 2006, by and among the Company, Elephant Talk Europe Holding B.V. and Beltrust A.G. (7)
10.7	Form of Common Stock Purchase Agreement, dated August 31, 2007, by and among the Company and certain investors. (8)
14.1	Code of Ethics (1)
21.1	Subsidiaries of the Registrant *
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

*	Filed Herewith
**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(1)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 28, 2007.
(2)	Filed as an Exhibit to our Current Report on Form 8-K on January 22, 2008.
(3)	Filed as an Exhibit to our Current Report on Form 8-K on July 7, 2005.
(4)	Filed as an Exhibit to our Current Report on Form 8-K on December 16, 2005.
(5)	Filed as an Exhibit to our Current Report on Form 8-K on January 13, 2006.
(6)	Filed as an Exhibit to our Current Report on Form 8-K on June 5, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K on December 1, 2006.
(8)	Filed as an Exhibit to our Current Report on Form 8-K on November 19, 2007.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELEPHANT TALK COMMUNICATIONS, INC.

Date: April 15, 2008	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director	April 15, 2008
Steven van der Velden	(Principal Executive Officer)

/s/ Willem Ackermans	Chief Financial Officer and Director	April 15, 2008
Willem Ackermans	(Principal Accounting Officer)

/s/ Martin Zuurbier	Chief Operating Officer,	April 15, 2008
Martin Zuurbier	Chief Technical Officer, Director.

/s/ Yves R. van Sante	Director	April 15, 2008
Yves R. van Sante

/s/ Johan Dejager	Director	April 15, 2008
Johan Dejager

/s/ Bruce W. Barren	Director	April 15, 2008
Bruce W. Barren

/s/ Roderick de Greef	Director	April 15, 2008
Roderick de Greef