Form 10-Q
period 2008-03-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2008-05-15
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

000-30061
(Commission file No.)

ELEPHANT TALK COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

CALIFORNIA	95-4557538
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)
Schiphol Boulevard 249
1118 BH Schiphol
The Netherlands
(Address of principal executive offices)

31 0 20 653 5916
(Issuer's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [  ]     Accelerated filer [  ]     Non-Accelerated filer [  ]     Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

As of May 15, 2008 there were 238,265,927 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2008

Exhibit	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
Exhibit	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
Exhibit	32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-3
Exhibit	32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-4

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,493,316	$4,366,312
Restricted cash	31,297	23,266
Accounts receivable, net	6,455,256	4,438,224
Ernest Deposits	486,009	442,853
Prepaid expenses and other current assets	348,521	372,331
Due from related parties	17,746	18,514
Total Current Assets	9,832,145	9,661,500

PROPERTY AND EQUIPMENT - NET	3,612,183	3,484,224

INTANGIBLE ASSETS, NET	11,614,957	11,462,504

TOTAL ASSETS	$25,059,285	$24,608,228

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Overdraft	$204,428	$197,815
Accounts payable and customer deposits	6,520,352	4,857,229
Deferred revenue	225,078	93,661
Accrued expenses and other payable	2,999,349	3,011,267
Advances from third parties	314,712	201,191
Loans payable	877,480	875,432
Shares to be issued	18,398,680	18,255,065
Convertible promissory note - related party	6,484,063	6,484,063
Due to related parties	-	115,241
Total Current Liabilities	36,024,142	34,090,964

MINORITY INTEREST	201,431	231,575

COMMITMENT AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock Class B, no par value, 5,000,000 shares authorized, none issued and outstanding	--	--
Common stock, no par value, 250,000,000 shares authorized, 238,265,927 issued and outstanding for March 31, 2008 and December 31, 2007	17,881,827	17,868,448
Accumulated Comprehensive gain	2,547,705	1,437,073
Accumulated deficit	(31,595,820)	(29,019,832)
Total Stockholders' Deficit	(11,166,288)	(9,714,311)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,059,285	$24,608,228
The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

	2008	2007

REVENUES	$11,757,280	$11,170,615

COST OF REVENUE (including depreciation and amortization of $558,900 and $463,529 for the three months ended March 31, 2008 and 2007)	11,971,411	11,189,839

GROSS LOSS	(214,131)	(19,224)

OPERATING EXPENSES
Selling, general and administrative	1,756,999	689,398
Compensation to officers, directors and employees	161,487
Depreciation and amortization	115,556	513,375
Total Operating Expenses	2,034,042	1,202,773

LOSS FROM OPERATIONS	(2,248,173)	(1,221,997)

OTHER INCOME (EXPENSE)
Interest income	15,753	2,202
Interest expense	(370,577)	(176,644)
Other expense	(1,208)	(1,228)
Total Other Expense, net	(356,032)	(175,670)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(2,604,205)	(1,397,666)

Provision for income taxes	800	800

LOSS BEFORE MINORITY INTEREST	(2,605,005)	(1,398,466)

Minority interest	(29,017)	(2,299)

NET LOSS	(2,575,988)	(1,396,167)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,110,632	21,133
COMPREHENSIVE LOSS	$(1,465,356)	$(1,375,034)

Net loss per common share and equivalents - basic and diluted	$(0.006)	$(0.006)

Weighted average shares outstanding during the period - basic and diluted	238,265,927	212,265,928

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months periods ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,575,988)	$(1,396,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	674,456	513,375
Amortization of Options expense	13,379	--
Minority interest	29,017	2,299
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,607,125)	(165,134)
(Increase) decrease in prepaid expenses, deposits and other assets	21,464	(472,964)
Increase (decrease) in accounts payable, proceeds form related parties and customer deposits	1,476,917	2,315,154
Increase (decrease) in deferred revenue	--	(3,481)
Increase (decrease) in accrued expenses and other payable	141,223	(2,721,495)
Net cash used in operating activities	(1,826,658)	(1,929,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(224,753)	(84,920)
Restricted cash	(6,009)	--
Earnest deposit on acquisitions, net	--	5,832,231
Cash received from acquisition of subsidiary	--	406,118
Net cash provided by (used in) investing activities	(230,763)	6,153,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	6,141	6,061
Advances received from investor
Proceeds from bank loans	1,398	--
Proceeds from note payable	--	(2,567,291)
Proceeds from sale of shares	--	944,500
Proceeds from related parties	--	(1,344,682)
Payments to related parties	--	(763,211)
Net cash provided by (used in) financing activities	7,538	(3,724,623)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	176,887	(89,378)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,872,996)	410,062
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,366,312	332,001
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,493,316	$742,063

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$25,467	$48,308

Cash paid during the period for income taxes	$--	$800
The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 1, 2007, the Company completed its acquisition of Elephant Talk Communications Holding AG, formerly known as Benoit Telecom Holding AG (herein referred to as “Benoit Telecom”), an international telecom operator and multi-media distributor servicing primarily the business-to-business segment of the telecommunications and media market. Benoit Telecom offers a broad range of products and services based on the integration of telecom, VoIP, SMS, FAX, Conferencing and Streaming services all integrated with a Customer Relationship Management and Billing application.

NOTE 2     Financial Condition and Going Concern

The Company has an accumulated deficit of $31,595,820 including a net loss of $2,575,988 for the three months ended March 31, 2008. The Company has historically relied on a combination of debt and equity financings to fund its ongoing cash requirements. Management believes that its cash balance at March 31, 2008 and cash generated from operations will provide sufficient funds through May 31, 2008.

In the light of the need to raise additional funds in the immediate short term, the Company has been focused on capital raising activities in addition to continuing to control operating costs, aggressively managing working capital and attempting to settle certain debt by the issuance of common shares. As of the date of this filing, the Company has received $1.15 million of equity financing (see Note 22 - Subsequent Events). In addition to the aforementioned financing activity, the Company intents to raise additional debt or equity financing if possible in order to fund cash requirements generated by future operations, capital expenditures and potential acquisitions.

Although the Company has previously been able to raise capital as needed, there can be no assurance that such capital would continue to be available at all or, if available, that the terms of such financing would not be dilutive to existing stockholders or otherwise on terms favorable to us. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3     Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in the Company's 2007 Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007 which were filed on April 15, 2008 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation has been included.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year. Certain 2007 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

Principles of Consolidation

The accompanying consolidated financial statements for the three months ended March 31, 2008 and December 31, 2007 included the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiary Elephant Talk Communications S.L.U., its wholly-owned subsidiary Cardnet Clearing Services B.V., its wholly-owned subsidiary Elephant Talk Communication Austria GmbH, its wholly-owned subsidiary Vocalis Austria GmbH, its wholly-owned subsidiary Elephant Talk Communications Italy S.R.L., its wholly-owned subsidiary ET-Stream GmbH, its wholly-owned subsidiary Elephant Talk Communication Carrier Services GmbH, its wholly-owned subsidiary Elephant Talk Communication (Europe) GmbH, its wholly-owned subsidiary Elephant Talk Communication Schweiz GmbH, its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its wholly-owned subsidiary Elephant Talk Communications France S.A.S., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its majority owned (99.76275%) subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Elephant Talk Limited, its wholly-owned subsidiary Full Mark Technology Ltd., its wholly-owned subsidiary Jinfuyi Technology Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (50.49%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.

Foreign Currency Translation

The functional currency was Euros for its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and subsidiaries and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income (loss). Foreign currency translation gains and losses are included in consolidated income (loss). The accumulated comprehensive gain as at March 31, 2008 and December 31, 2007 were $2,547,705 and $1,437,073, respectively. The foreign currency translation gain for the three months periods ended March 31, 2008 and 2007 were $1,110,632 and $21,133, respectively.

Use of Estimate

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

Restricted Cash

Restricted cash represents cash deposited as bank guarantee for interconnects.

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of March 31, 2008 and December 31, 2007 the reserve for doubtful debts was $209,363 and $146,215, respectively.

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

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $225,078 and $93,661 as of March 31, 2008 and December 31, 2007, respectively.

Reporting Segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries.

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

Recently Issued Accounting Pronouncements

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

Note 4	Acquisitions

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

The Company has reduced the recorded value of the non-current assets acquired, by negative goodwill of $912,972. The purchase price allocation for Benoit Telecom acquisition is based on the fair value of assets acquired and liabilities assumed. Immediately after the execution of the definitive agreement, the Company obtained effective control over Benoit Telecom. Accordingly, the operating results of Benoit Telecom have been consolidated with those of the Company starting January 1, 2007.

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

The value of the shares issued by the Company in connection with this acquisition exceeded the fair market value of the net assets acquired. Thus, negative goodwill generated was allocated to reduce the cost of the non-current assets acquired.

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

The following un-audited pro forma consolidated financial information for the three months period ended March 31, 2007 as presented below, reflects the results of operations of the Company as of January 1, 2007, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2007, and may not be indicative of future operating results.
FOR THE PERIOD ENDED
March 31, 2007

REVENUES, net	$11,170,615
LOSS FROM OPERATION	$(1,221,996)
NET LOSS	$(1,396,167)
Loss per share - basic and fully diluted	$(0.01
Weighted average shares outstanding during the period - basic and diluted	238,265,927

Note 5	Earnest deposit

Earnest deposits to various telecom carriers during the course of its operations amount to $486,009 as at March 31, 2008 compared to $442,853 as at December 31, 2007. The deposits are refundable at the conclusion of the business relationship with the carriers.

Note 6	Prepaid expenses and other current assets

Prepaid expenses and other current assets recorded as $348,521 as at March 31, 2008 and $372,331 as at December 31, 2007. The amount consists primarily of VAT prepaid and receivable from various European authorities.

NOTE 7     Property & Equipment

Property and equipment as at March 31, 2008 and December 31, 2007 consist of:

	Mar 31, 2008	Dec 31, 2007
	(Unaudited)
Furniture and fixtures	168,140	231,219
Computer, communication and network equipment	6,463,839	6,083,545
Automobiles	147,740	137,726
Construction in progress	908,206	687,962
	7,687,926	7,140,452
Less: accumulated depreciation	(4,075,743)	(3,656,228)
	$3,612,183	$3,484,224

Depreciation expense for the three months ended March 31, 2008 and 2007 was $223,292 and $210,435 respectively. $169,513 out of $223,292 depreciation expense directly attributable to revenue, network costs, facility cost of hosting network for the first three months of 2008 was re-classed to cost of sales compared to $197,994 out of $210,435 for the same period in 2007.

NOTE 8     Intangible Assets - Customer Contracts, Licenses and Interconnects

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

	Mar 31, 2008	Dec 31, 2007
	(Unaudited)
Customer Contracts, Licenses & Interconnect	$16,014,787	$15,219,998
Accumulated amortization Customer Contracts & Licenses	(4,399,830)	(3,757,496)
Customer Contracts & Licenses, net	$11,614,957	$11,462,504

Amortization expense for the three months ended March 31, 2008 and 2007 totaled $451,165 and $302,904 respectively. $389,387 out of $451,165 amortization expense was directly attributable to revenue, network costs, facility cost of hosting network for the first three months of 2008 was re-classed to cost of sales compared to $265,535 out of $302,904 for the same period in 2007.

NOTE 9     Due From Related Parties

The Company advanced funds to entities that officers and/or shareholders have an ownership interest in. The funds were advanced to these entities prior to 2007. The balances of funds advanced as of March 31, 2008 amounted to $17,746 in comparison with $18,514 as of December 31, 2007.

Note 10	Overdraft

The Company has executed a credit facility with a bank in Hong Kong under which the Company has borrowed funds from the bank under an overdraft account. As of March 31, 2008 the overdraft balance included accrued interest amounted to $204,428 in comparing to $197,815 as of December 31, 2007. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time.

Note 11	Accrued Expenses

As at March 31, 2008 and December 31, 2007, the accrued expenses comprised of the following :

	2008	2007
	(Unaudited)
Accrued SG&A expenses	$919,572	$877,901
Accrued cost of sales and network	438,081	521,398
Accrued taxes	(49,569)	43,941
Accrued interest payable	1,664,775	1,473,811
Other	26,491	94,216
Total accrued expenses	$2,999,349	$3,011,267

Note 12	Payable To Third Parties

As at March 31, 2008 and December 31, 2007 the Company had $314,712 and $201,191 respectively as payable to third parties in relation to advances received at various times for its working capital requirements. The advances received were non-interest bearing, unsecured and due on demand.

NOTE 13     Loans Payable

Loans payable at March 31, 2008 and December 31, 2007 are summarized as follows:
	Mar 31, 2008 (Unaudited)	Dec 31, 2007
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$319,227	$ 318,481
Installment loan payable, bank, monthly principal and interest payments of $2,881 including interest at bank's prime rate plus 1.5% per annum, 8.75% at December 31, 2007, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	190,743	190,299
Installment loan payable, bank, monthly principal and interest payments of $1,740 including interest at bank's prime rate plus 1.5% per annum, 8.75% at December 31, 2007, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	84,810	84,612
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at March 31, 2008	282,700	282,040
Total	$877,480	$ 875,432

A subsidiary of the Company has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which the subsidiary has borrowed funds from the bank under three installment loans and a term loan arrangement. The subsidiary of the Company is in default of making loan payments on all the loans and has recorded a accrued interest amounting to $338,278 as of March 31, 2008. As a result of the default, the entire loan balance outstanding at March 31, 2008 is immediately due and payable to the bank. Furthermore, the subsidiary of the Company is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. However, Management believes the bank will take no further action as there are no parent company guarantees or collateral and the loans are personally guaranteed by previous management. The Company has recorded $2,782 and $25,285 in interest expense and default interest expense, respectively, on loans payable as of March 31, 2008 and $14,044 and $6,737 in interest expense as of March 31, 2007.

NOTE 14     Convertible Promissory Note

On December 15, 2005, the Company executed a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), an investor and an entity controlled by the Chief Executive Officer, funds to be drawn in stages. The Note is convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) of principal amount per share of common stock. The Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of the common stock of $0.035, on the closing of agreement. The Note is convertible to the extent that the Company has sufficient authorized common stock. In that regard, there are currently 5,586,580 shares out of the Company’s 250,000,000 authorized common shares available for issuance upon conversion. The Note has a term of thirty (30) months during which time interest at the rate of 10% per annum will accrue from the date advances are drawn by the Company. The Note is secured by shares owned or to be owned by (an agent of) the Company in its subsidiaries. The Note would have to be paid in full at the end of the thirty month term with a balloon payment of principal and accrued interest or converted into common stock. RWC has not converted the principal drawn by the Company as of March 31, 2008 in exchange for the common shares of the Company. As of December 31, 2007, the entire principal of $3.5 million had been received. The Company recorded accrued interest of $822,798 and $735,298 at ended March 31, 2008 and December 31, 2007 respectively. The interest expense for the three months period ended March 31, 2008 and 2007 was $87,500 and $87,500, respectively. We are currently in discussions with RWC as to their possible conversion of the entire principal amount of the Note.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with Rising Water Capital, an entity controlled by the Chief Executive Officer. The 2nd Note has a term of thirty (30) months, during which time interest on the Principal Amount will accrue from the date of this 2nd Note at an annual interest rate of 10%. The 2nd Note will be paid in full at the end of the thirty month term with a balloon payment of principal and interest accrued. The 2nd Note shall be convertible during the term, in whole or in part, into common shares at the conversion price of seven cents ($0.07) per share provided, however, that this 2nd Note shall not be convertible during the term when the Company has insufficient authorized common shares to issue to the 2nd Note holder when a demand for conversion is made. The Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of the common stock of $0.07 on the closing of agreement. The 2nd Note is secured by shares owned or to be owned by (an agent of) the Company in its subsidiaries. The Company has received the principal balance $2,984,063. Accrued interest recorded was $491,922 and $417,321 as of March 31, 2008 and December 31, 2007 respectively. The interest expense for three months period ended March 31, 2008 and 2007 was $74,602 and $64,436, respectively. We are currently in discussions with RWC as to their possible conversion of the entire principal amount of the 2nd Note.

On March 26, 2008, the Company received a letter of Rising Water Capital A.G. regarding the above mentioned Promissory Notes, notifying that they agreed to waive any and all defaults or continuing defaults for a period of time commencing on the date of the letter and continuing for 3 months hereafter.

NOTE 15     Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 238,265,927 Shares of Common Stock issued and outstanding as of March 31, 2008. The shares issued and outstanding as per the stock transfer agent’s records are 244,413,420. 6,147,493 shares were cancelled by the company prior to 2006, however, these shares were not returned to the stock transfer agent and never cancelled on records. These shares have been blocked for trading by the Stock Transfer Agent.

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

On June 28, 2007, the Board approved to issue over a three years periods as of January 1, 2007 a total of 72,036,800 shares of common stock to its officers and directors of which 51,761,600 shares of common stock valued at $4,399,736 was recognized at June 28, 2007 as compensation for employment commitments for a term of three years as of January 1, 2007. The remaining 20,275,200 valued at $1,723,392 will be amortized over a period of three years as of January 2007. Therefore, for compensation for services for the 3 months ended March 31, 2008 1,689,600 shares of stock valued at $143,616 was expected. In 2007 a total of 6,758,400 shares of stock, valued at $574,464 were awarded to Management. Since January 1, 2007 management has been awarded a total of 8,448,000 shares valued at $718,080. The shares were valued at the closing market price of eight and one-half cents ($0.085) on June 28, 2007, the date of grant. The Company has recorded such shares to be issued as a liability in the accompanying financial statements as of March 31, 2008. Subsequent to the grant of such shares, the Board of Directors and the above-referenced officers and directors determined that it is unlikely that the shares of common stock will be issued in the form and within the timeframe originally agreed upon, if at all. The Board of Directors and management of the Company are currently in discussions regarding modifications to the original compensation plan and expect to finalize a revised plan in 2008.

On August 22, 2007, the Board approved the sale of approximately 91 million restricted common shares to 5 accredited investors for a total consideration of approximately $5.2million.

The shares were valued at a 30% discount over the closing price of August 22, 2007, resulting in an issuance price of $0.0595, before consultancy fee of 5%. The Company has received a total cash consideration of $5,414,128 in 2007 and paid fees for raising financing of $142,470. The Company has recorded 90,998,790 shares to be issued as a liability in the accompanying financial statements as of March 31, 2008.

Per March 31, 2008 the total number of shares to be issued amounted to 615,182,098 (excluding Promissory Notes) valued at $18,398,680.

Computation of Full Dilution - March 31, 2008	Number of shares to be issued

Shared O/S at March 31, 2008 (issued)	238,265,927

Add'l shares to be issued - RWC - sale of shares	95,947,395
Add'l shares to be issued to bring the ownership to 72.5%	258,546,313
Shares sold to five investors - $4,105,500 @$0.0375 per share	109,480,000
Shares sold to 5 accredited investors $ 5,271,658 @ $ 0.0595	90,998,790
Signing Bonus Officers	51,761,600
Management Compensation until 03.31.2008	8,448,000

Add'l shares to be issued - RWC - $3.5 MM CPNote	100,000,000
RWC - $3 MM CPNote @ conv. price of $0.07 per share	38,005,871

03.31. 2008 Total number of shares issued and to be issued	991,453,806

In addition, on May 13, 2008, we received subscriptions in the aggregate amount of $1.15 million dollars for the sale of our Units, consisting of common stock and Warrants. As of today, we are unable to issue the shares of common stock underlying the Units due to our lack of authorized shares of common stock.

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

During the quarter ended March 31, 2008, the Company did not issue any shares of Preferred Stock or warrants.

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

NOTE 17     Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

The 2000 Employee Benefit Plan

Under this Plan, out of an available 4,000,000 shares of common stock and 4,000,000 of stock options, 3,700,000 shares of common stock have been issued to date. Therefore 300,000 shares of common stock and 4,000,000 stock options remain available for grant at March 31, 2008.

2006 Non-Qualified Stock and Option Compensation Plan

The Board of Directors approved on September 26, 2007 a proposal to issue under the 2006 Non-Qualified Stock and Option Plan non-qualified stock options to staff and key consultants. In total there were 7,483,333 options granted. As at March 31, 2008, there are 7,120,833 options outstanding.

The options were granted with an exercise price of $0.09, the share closing price as of September 26, 2007. The options will vest on December 31, 2009 or so much earlier as there will be a change of control of the Company. The options are exercisable though December 31, 2011.

The fair market value of the options of $460,280 was calculated using the Black-Sholes options model. The assumptions used for the Black Scholes calculation are: volatility of 102%, term of 4 years and a risk free Rate of 4.5%.

2008 Long-Term Incentive Plan

The 2008 Long Term Incentive Plan was adopted on January 15, 2008, and approved by our stockholders on the same date at our annual meeting. This incentive plan authorizes awards of up to 5,000,000 share of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted will remain the same after a planned 25 to one reverse stock-split. As of March 31, 2008 there have been no awards granted under this Plan.

Common stock purchase options and warrants consisted of the following as of March 31, 2008:

	# shares	Exercise Price	Aggregate Intrinsic Value
Options:
Outstanding as of December 31, 2007	7,120,833	0.09	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding as of March 31, 2008	7,120,833	0.09	$-

Following is a summary of the status of options outstanding at March 31, 2008:

Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.09	7,120,833	3.75 years	$0.09	-	-

NOTE 18     Commitments

As of March 31, 2008 commitments of the Company relating to leases, co-location and office rents,

December 31, 2008	$2,697,699
December 31, 2009	1,764,049
December 31, 2010	1,713,252
December 31, 2011	1,629,059
December 31, 2012	1,580,000

Total	$9,384,059

Note 19     Minority interest in subsidiary

The Company had minority interest in several of its subsidiaries. The balance of the minority interest as of March 31, 2008 and December 31, 2007 was as follows:

		Minority Interest Balance at
Subsidiary	Minority Interest %	March 31, 2008	December 31, 2007

ETC PRS UK	49%	$ 10,807	$ 10,807
ETC PRS Netherlands	49%	144,344	144,344
ET ME&A Holding WLL	49%	10,984	39,254
ET Bahrain WLL	1%	83	1,955
ET ME&A FZ LLC	49.46%	35,214	35,214

Total		$ 201,431	$ 231,575

NOTE 20     Litigation

a) Beijing Chinawind
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

An appeal has not been made in either case.

(b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

As reported in the 10 KSB filing of April 1, 2005, regarding the fiscal year 2004, the Company and other parties to the Purchase Agreement mutually agreed to terminate such agreement. The Company returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 2,252,500 common shares out of the 5,100,000 issued by the Company for the purchase. In addition the Company issued 37 unsecured convertible promissory notes for a total amount of US$3,600,000. At the request of the Company 21 were returned with a total value of US$2,040,000.

The Company is presently a Plaintiff seeking relief from the High Court of the Hong Kong Special Administrative Region against the holders of the not returned shares to return a total of 2,847,500 common shares (valued at $381,565) and to have them returning the remaining 16 unsecured convertible promissory notes representing a total amount of US$1,560,000.

NOTE 21     Segment Information

Three months ended March 31, 2008

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East HK/PRC	Middle East	USA	TOTAL

Reuenue from unaffiliated customers	$8,715,094	$694,283	$2,219,107	$125,120	$11,753,603	$3,677	$-	$-	$11,757,280
Operating income (loss)	$(745,052)	$146,250	$(462,067)	$(212,681)	$(1,273,549)	$(241,067)	$(61,691)	$(672,666)	$(2,248,973)
Net Income (Loss)	$(730,508)	$146,250	$(462,067)	$(212,681)	$(1,259,005)	$(420,525)	$(61,691)	$(834,767)	$(2,575,988)
Identifiable assets	$8,551,301	$1,952,685	$12,428,849	$1,308,209	$24,241,044	$203,994	$608,359	$5,888	$25,059,285
Depreciation and amortization	$(161,504)	$(58,811)	$(437,735)	$(6,708)	$(664,758)	$(9,698)	$-	$-	$(674,456)
Capital expenditure	$-	$-	$197,319	$-	$197,319	$27,434	$-	$-	$224,753

Three months ended March 31, 2007

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East HK/PRC	Middle East	USA	TOTAL

Reuenue from unaffiliated customers	$7,812,884	$1,036,329	$2,220,274	$73,049	$11,142,536	$28,079	$-	$-	$11,170,615
Operating income (loss)	$(246,027)	$164,130	$(542,228)	$(104,423)	$(728,547)	$(240,689)	$-	$(252,761)	$(1,221,997)
Net Income (Loss)	$(245,053)	$164,130	$(542,288)	$(104,423)	$(727,573)	$(270,625)	$-	$(397,969)	$(1,396,167)
Identifiable assets	$8,606,570	$1,615,195	$9,019,744	$863,744	$20,105,254	$348,420	$-	$126,671	$20,580,345
Depreciation and amortization	$(37,774)	$(27,688)	$(436,535)	$-	$(501,997)	$(11,278)	$-	$(100)	$(513,375)
Capital expenditure	$-	$-	$84,920	$-	$84,920	$-	$-	$-	$84,920

Note 22     Subsequent events

Through an intermediate Placement Agent our management has secured additional funding for the Company. On May 13, 2008, the Company received subscriptions for its units totaling $ 1,150,000 from two investors. The Company has not yet issued the units for which the subscription was made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, and changing economic conditions in developing countries and an inability to arrange additional debt or equity financing. More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007.

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

In 2006 the Company adopted the strategy to position itself as an international telecom operator and enabler to the multi-media industry by facilitating to the distribution of all forms of content and telecommunications services to various global customers. Through intelligent design and organizational structure the Company pursues this strategy by building a worldwide network based on both clear and IP bandwidth that is managed centrally by its proprietary IN-CRM-Billing platform.

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

At the same time the Company is pursuing the above described business opportunities, attention is paid by its Management to improve the internal structuring of the organization and to realize a fully integrated organization. This will have to be achieved not only on a corporate level but also in the financial, technical and operational departments of the Company in order to implement new services, connectivity in new countries and extra capacity.

Comparison of the three months period ended March 31, 2008 and 2007

Result of Operations

Our results of operations for the three months ended March 31, 2008 consisted of the operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries, and its wholly-owned subsidiary Elephant Talk Global Holding BV and its subsidiaries.

The results of operations for the three months ended March 31, 2007 consisted the operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, and its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries

Revenues and Cost of Revenues:

Revenues recorded by the Company were $11,757,280 and $11,170,615 for the three months ended March 31, 2008 and 2007, respectively. Revenues for the three months ended March 31, 2008 consisted of telecommunications services such as premium rate, carrier select, carrier pre-select, freephone (toll free), voice and data transmission like IDD and pre-paid calling cards services provided to a wide range of customers. The revenue from IDD and pre-paid calling card services continue to decline for the three months mainly due to significant pricing pressure and reduction in demand on its products. The long-distance and calling card revenue decreases were impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in Hong Kong and around the world. During the same period in 2007, the main contribution of the Company’s revenues primary came from its premium rate services.

Cost of revenue was $11,971,411 and $11,122,554 for the three months period ended March 31, 2008 and 2007, respectively. Cost of revenue included depreciation of assets and amortization of intangibles that are directly attributable to generating revenues, network costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services. Depreciation and amortization expenses re-classed to cost of revenue amounted to $558,900 and $395,244 for the period ended March 31, 2008 and 2007 respectively. The increase is a result of the larger assets base in the first quarter of 2008. Gross margin for the three months period ended March 31, 2008 was negative 0.018% of the revenues compared to 0.43% of the revenues for the same period in 2007. The decline on gross margin was mainly caused by the increase in the re-classification of depreciation and amortization expenses.

Operating expenses: Selling, general and administrative (SG&A) expenses and compensation to officers, directors and employees expense were $1,757,799 and $161,487 respectively for the three months period ended March 31, 2008 compared to $1,152,926 and $0 for the same period in 2007. SG&A expenses increased by $604,873 or 52.5% in 2008 compared to 2007 was the result of:
1.	translation effect due to the increase of the Euro versus the US Dollar.
2.	the hiring of extra personnel to anticipate future growth.
3.	the extra cost for management compensation.

Other Income and Expenses: Interest Income was $15,753 and $2,202 for the three months ended March 31, 2008 and 2007 respectively. Interest expense was $370,577 and $176,644 for the three months ended March 31, 2008 and 2007 respectively. The interest expense increase was due to continuous increase of the default payments and interest charges on promissory notes.

Minority Interest: The Company’s majority owned subsidiaries Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Communications Luxembourg SA, Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC incurred loss of $29,017 attributed to minority shareholders’ interest in the three months ended March 31, 2008. During the same period in 2007, the Company’s incurred losses of $2,299 attributed to minority shareholders’ interest.

Comprehensive Income (Loss): The Company records foreign currency translation gains and losses as comprehensive income or loss. The Company recorded a gain of $1,110,632 and $21,133 for the three months ended March 31, 2008 and 2007 respectively. The increase is contributed to the translation gain due to the sharp increase of exchange value from Euro to USD.

Liquidity and Capital Resources: The Company’s principle capital requirements during the year of 2008 are to fund the internal operations and acquire profitable growth-oriented telecommunications and related business in Europe, Asia and North America. The Company has raised the funds by selling shares of its common stock to selected investors and bringing in business partners whose contributions include cash. In view of low borrowing interest rates, the Company continues to actively pursue additional credit facilities with accredited investors and financial institutions in Europe, Middle East and USA as a means to obtain new funding.

As shown in the accompanying financial statements, the Company incurred a net loss of $2,575,988 for the three months ended March 31, 2008 as compared to a net loss of $1,397,666 for the same period in 2007. Additionally, the Company current liabilities exceeded its current assets by $23,225,680 as of March 31, 2008.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable efforts during the period ended March 31, 2008 towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) strategically acquire profitable companies that bring synergies to the Company’s products and services.

The Company has historically relied on a combination of debt and equity financings to fund its ongoing cash requirements. Management believes that its cash balance at March 31, 2008 and cash generated form operations will provide sufficient funds through May 31, 2008.

In the light of the need to raise additional funds in the immediate short term, the Company has been focused on capital raising activities in addition to continuing to control operating costs, aggressively managing working capital and attempting to settle certain debt by the issuance of common shares. As of the date of this filing, the Company has received $1.15 million of equity financing in order to fund cash requirements generated by future operations, capital expenditures and potential acquisitions.

Although the Company has previously been able to raise capital as needed, there can be no assurance that such capital would continue to be available at all or, if available, that the terms of such financing would not be dilutive to existing stockholders or otherwise on terms favorable to us.

If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

Currently the Company has 250,000,000 shares of common stock authorized and 238,265,927 shares of common stock outstanding. Accordingly our lack of available common stock limits our ability to engage in equity financing. However, on January 14, 2008, our shareholders approved a 25-1 reverse stock split. Upon our filing of our amended articles of incorporation to enact this reverse stock split, we will have sufficient authorized but unissued shares of common stock for additional financing, provided such financing is available on terms acceptable to the Company.

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2008 was $1,826,659. The increase is primarily due to the increase in loss of $1,179,821in 2008, increase in accounts receivable of $1,607,125, offset by a decrease in prepaid expenses of $21,464, increase in accounts payable and customer deposits of $1,476,917, and increase in accrued expenses and other payable of $55,640.

Investment Activities: Net cash used in investment activities for the three months ended March 31, 2008 was $230,763. Cash used to purchase plant and equipment was $224,753 and restricted cash deposit for inter-connect was $6,009.

Financing Activities: Net cash received by financing activities for the three months ended March 31, 2008 was $7,538. $6,141 came from cash overdraft and $1,398 from bank loan.

 As a result of the above activities, the Company recorded a cash and cash equivalent balance of $2,493,315 as of March 31, 2008, a net decrease in cash and cash equivalent of $1,872,997 for the three months ended March 31, 2008. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, our management feels our controls and procedures are not effective as of the end of the period covered by this report. Our management was unable to evaluate our controls and procedures based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) due to the fact that the Company does not have the personnel resources nor technological infrastructure in place to perform this evaluation. Management has identified this lack of personnel and technological resources as a material weakness in the Company’s internal control over financial reporting. While management believes the financial reports included in this Quarterly Report fairly represent the financial condition of the Company, due to the Company’s inability to evaluate its internal controls over financial reporting based on the framework developed by COSO, there is no guarantee that the financial reports accurately represent our financial condition.

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

a) Beijing Chinawind
As disclosed in prior filings, the judgment of the Beijing Haiding Civil Court was recently received. On October 18, 2007 the verdict was given in the two cases:

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

An appeal has not been made in either case.

(b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

As reported in the 10 KSB filing of April 1, 2005, regarding the fiscal year 2004, the Company and other parties to the Purchase Agreement mutually agreed to terminate such agreement. The Company returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 2,252,500 common shares out of the 5,100,000 issued by the Company for the purchase. In addition the Company issued 37 unsecured convertible promissory notes for a total amount of US$3,600,000. At the request of the Company 21 were returned with a total value of US$2,040,000.

The Company is presently as Plaintiff seeking relieve from the High Court of the Hong Kong Special Administrative Region against the holders of the not returned shares to return a total of 2,847,500 common shares (valued at $381,565) and to have them returning the remaining 16 unsecured convertible promissory notes representing a total amount of US$1,560,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which discusses certain matters submitted to a vote of security holders on January 15, 2008. The information contained therein is incorporated by reference into this Quarterly Report.

Item 5. Other Information

On January 3, 2008, with effective date January 2, 2008 Elephant Talk Global Holding B.V.( ET Global) signed  a joint venture agreement with United Telecommunication Services NV (UTS), the incumbent telecom operator in the Dutch Antilles organized and existing under the laws of Curacao, Netherland Antilles.  This cooperation enables ET Global and UTS to design, install, and operate WIFI networks throughout the Dutch and French Caribbean, as well as the Islands of St. Kitts and Nevis. As a consequence ET Global incorporated on March 19, 2008, Elephant Talk Caribbean BV( ET Caribbean), organized and existing under the laws of the Netherlands. ET Caribbean participates for 51% in the share capital of the on April 9, 2008 established company ET-UTS NV in Curacao, Netherlands Antilles. The other 49% of the shares is issued to United Telecoms N.V.. Our joint venture partner ET-UTS NV will head the JV activities.

On February 4, 2008 the Company through its 100% subsidiary, Elephant Talk Global Holding BV, incorporated a 100% subsidiary in the People’s Republic of China. The name of the new subsidiary is “Elephant Talk Guangzhou Information Technology Ltd.( ET Guangzhou). ET Guangzhou is a special vehicle for the in house development of software for all kind of activities in the Company. The Network Operations and Control at ET Guangzhou will be a part of the Company’s world wide operation support. It is the Company’s intention to have ET Guangzhou start its operation on April 1, 2008.

On March 26, 2008, the Company received a letter from Rising Water Capital A.G. regarding a Promissory Note of May 26, 2006 (see note 13 of the consolidated financial statements) in which they agreed to waive any and all defaults or continuing defaults 5(a)(6) for a period of time commencing on the date of the letter and continuing for 3 months hereafter.

Item 6. Exhibits

(a)	Exhibits
31.1	Certificationof the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
__________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS, INC.
May 15, 2008	By: /s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)
May 15, 2008	By: /s/ Willem Ackermans
Willem Ackermans
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002	X-4