Form 10-Q
period 2008-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2008-08-14
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Yes ☒     No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 14, 2008 there were 43,622,886 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2008

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

 PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,745,568	$4,366,312
Restricted cash	23,301	23,266
Accounts receivable, net	5,763,535	4,438,224
Earnest Deposits	549,037	442,853
Prepaid expenses and other current assets	294,348	372,331
Due from related parties	17,731	18,514
Total Current Assets	10,393,520	9,661,500

PROPERTY AND EQUIPMENT – NET	3,396,046	3,484,224

INTANGIBLE ASSETS, NET	11,773,692	11,462,504

TOTAL ASSETS	$25,563,258	$24,608,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	$209,763	$197,815
Accounts payable and customer deposits	6,248,467	4,857,229
Deferred revenue	219,383	93,661
Accrued expenses and other payable	1,856,399	3,011,267
Management shares to be issued	5,261,428	4,974,199
Shares to be issued	—	13,280,866
Advances from third parties	279,136	201,191
Loans payable	875,052	875,432
Convertible promissory note - related party	—	6,484,063
Due to related parties	—	115,241
Total Current Liabilities	14,949,628	34,090,964

MINORITY INTEREST	171,144	231,575

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock Class B, no par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 43,622,886 and 9,530,637 issued and outstanding for June 30, 2008 and December 31, 2007 respectively	43,722,333	17,868,448
Deferred Compensation	(482,986)	—
Accumulated Comprehensive gain	2,651,420	1,437,073
Accumulated deficit	(35,448,281)	(29,019,832)
Total Stockholders' Equity (Deficit)	10,442,486	(9,714,311)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,563,258	$24,608,228
The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months periods June 30		For the six months periods June 30
	2008	2007	2008	2007

REVENUE	$11,921,290	$12,509,839	$23,678,570	$23,680,454

COST OF REVENUE (including depreciation and amortization of $545,476 and $1,104,376 for the three and six months ended June 30, 2008, and $464,467 and $927,996 for the three and six months ended June 30, 2007)	12,119,100	12,371,174	24,090,511	23,561,013

GROSS PFOFIT/(LOSS)	(197,810)	138,665	(411,941)	119,441

OPERATING EXPENSES
Selling, general and administrative	1,664,504	1,479,806	3,421,503	2,632,732
Non-cash compensation	228,585	4,686,968	390,072	4,686,968
Depreciation and amortization	206,249	52,392	321,805	102,238
Total Operating Expenses	2,099,338	6,219,166	4,133,380	7,421,938

LOSS FROM OPERATIONS	(2,297,148)	(6,080,501)	(4,545,321)	(7,302,497)

OTHER INCOME (EXPENSE)
Interest income	20,710	26,294	36,463	28,496
Interest expense	(398,494)	(193,338)	(769,071)	(369,982)
Other expense	(7,761)	(6,673)	(8,969)	(7,901)
Total Other Expense, net	(385,545)	(173,717)	(741,577)	(349,387)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(2,682,693)	(6,254,218)	(5,286,898)	(7,651,884)

Provision for income taxes	—	—	800	800

LOSS BEFORE MINORITY INTEREST	(2,682,693)	(6,254,218)	(5,287,698)	(7,652,684)

Minority interest	(30,232)	(5,664)	(59,249)	(7,963)

NET LOSS	(2,652,461)	(6,248,554)	(5,228,449)	(7,644,721)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	103,715	(484,279)	1,214,347	(463,146)
COMPREHENSIVE LOSS	$(2,548,746)	$(6,732,833)	(4,014,102)	(8,107,867)

Net loss per common share and equivalents - basic and diluted	$(0.152)	$(0.793)	$(0.306)	(0.955)

Weighted average shares outstanding during the period - basic and diluted	16,726,734	8,490,637	13,108,807	8,490,637

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months periods ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,228,449)	$(7,644,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,426,181	1,030,234
Shares issued for consulting services	4,514	—
Amortization of stock option expense	390,072	4,686,968
Minority interest	(59,249)	110,469
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(975,575)	(959,790)
(Increase) decrease in prepaid expenses, deposits and other assets	10,427	(28,418)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	982,368	4,183,407
Increase (decrease) in accrued expenses and other payable	300,675	(2,474,135)
Net cash used in operating activities	(3,149,036)	(1,095,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(489,102)	(714,551)
Restricted cash	1,588	(20,213)
Earnest deposit on acquisitions, net	—	(241,883)
Cash received from acquisition of subsidiary	—	382,439
Net cash used in investing activities	(487,514)	(594,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	12,044	12,420
Received from investors	3,306,372	—
Placement Fees	(462,867)	—
Proceeds from bank loans	(38,011)	—
Proceeds from note payable	—	635,190
Proceeds from sale of shares	15,937	1,889,000
Proceeds from related parties	—	6,646
Payments to related parties	—	(19,147)
Net cash used in financing activities	2,833,475	2,524,109

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	182,331	(363,036)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(620,744)	470,879
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,366,312	332,001
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,745,568	$802,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$35,968	$48,308

Cash paid during the period for income taxes	$800	$800
The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the six months periods ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued to convert the notes payable to related parties and accrued interest	$7,939,171	$—
Deemed Dividend as a result of loss on conversion of the above Note to related party	$1,200,000	$—

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

Elephant Talk Caribbean was incorporated in the Netherlands on March 20, 2008 as a 100% subsidiary of Elephant Talk Global Holding B.V.. The issued capital amounts to € 18,000.00. The purpose of the Company is to act as the Joint Venture Partner of UTS N.V. in a specially to be created entity in Curacao, Netherlands Antilles.

ET-UTS NV was incorporated in Curacao, the Netherland Antilles, on April 9, 2008 as a subsidiary for 51% of Elephant Talk Caribbean B.V. and for 49% of the Joint Venture partner UTS N.V. The total issued capital amounts to US$ 100,000.00. Purpose of the Company is to design, install, maintain and exploit WIFI and WIMAX networks in the Caribbean area and Surinam, with the objective to provide in each of the Areas a complete range of services over such networks.

On December 28, 2007, our board of directors approved a 1-for-25 reverse stock split (the “Reverse Split”) of our outstanding common stock, no par value per share (the “Common Stock”). The Reverse Split was duly approved by a majority of our stockholders on January 15, 2008.   Pursuant to the Reverse Split, every twenty-five (25) shares of our issued and outstanding Common Stock as presently classified were, as of the open of business on June 11, 2008, reclassified and combined into one (1) whole post-split share of our Common Stock. No fractional shares of our Common Stock will be issued in connection with the Reverse Split. Any fractional shares were rounded up. There was not a corresponding reduction in our authorized Common Stock. The Reverse Split was effected at the open of business on June 11, 2008 (the “Record Date”), and the post-split shares began trading on the OTC Bulletin Board at the opening of business on June 11, 2008 (the “Effective Date”). Our new symbol is ETAK. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split.

ETCI until recently was engaged in the long distance telephone business in China and the Special Administrative Region Hong Kong. In 2006 the Company adopted the strategy to position itself as an international telecom operator and enabler to the multi-media industry by facilitating to the distribution of all forms of content and telecommunications services to various global customers. Through intelligent design and organizational structure the Company pursues this strategy by building a worldwide network based on both clear and IP bandwidth that is managed centrally by its proprietary IN-CRM-Billing platform.

In January 2007, through the acquisition of various assets in Europe, the Company established a foothold in the European Telecommunications Market, particularly in the market of Service Numbers like Toll Free and Premium Rate Services and to a smaller extent Carrier Pre Select Services. Furthermore, through the human and IT resources thereby acquired, the company obtained expertise of telecom and multi-media systems, telecom regulations and European markets.

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

NOTE 2     Financial Condition and Going Concern

The Company has an accumulated deficit of $35,448,281 including a net loss of $2,652,461 and $5,228,449 for the three and six months ended June 30, 2008. The Company has historically relied on a combination of debt and equity financings to fund its ongoing cash requirements. Management believes that its cash balance at June 30, 2008, cash generated from operations and committed funds in connection with a recent financing, will provide sufficient funds through at least December 31, 2008.

In the light of the need to raise additional funds in the immediate short term, the Company has been focused on capital raising activities in addition to continuing to control operating costs, aggressively managing working capital and attempting to settle certain debt by the issuance of common shares.

In May 2008 the Company received Subscription Agreements as a result of a European Funding Round of approximately $7.3 million. As of the date of this filing, the Company has received $6.3 million of equity financing and expects to receive an additional $1.0 million in the period ending September 30, 2008 (see also Note 23 - Subsequent Events).

In addition to the aforementioned financing activity, the Company intends to raise additional debt or equity financing if possible in order to fund cash requirements generated by future operations, capital expenditures and potential acquisitions.  Although the Company has previously been able to raise capital as needed, there can be no assurance that such capital would continue to be available at all or, if available, that the terms of such financing would not be dilutive to existing stockholders or otherwise on terms favorable to us. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern

NOTE 3     Significant Accounting Policies

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

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year. Certain 2007 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

Principles of Consolidation

The accompanying consolidated financial statements for the three and six months ended June 30, 2008 and December 31, 2007 included the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiary Elephant Talk Communications S.L.U., its wholly-owned subsidiary Cardnet Clearing Services B.V., its wholly-owned subsidiary Elephant Talk Communication Austria GmbH, its wholly-owned subsidiary Vocalis Austria GmbH, its wholly-owned subsidiary Elephant Talk Communications Italy S.R.L., its wholly-owned subsidiary ET-Stream GmbH, its wholly-owned subsidiary Elephant Talk Communication Carrier Services GmbH, its wholly-owned subsidiary Elephant Talk Communication (Europe) GmbH, its wholly-owned subsidiary Elephant Talk Communication Schweiz GmbH, its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its wholly-owned subsidiary Elephant Talk Communications France S.A.S., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its wholly-owned subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Guangzhou Elephant Talk Information Technology Limited., its wholly-owned Elephant Talk Caribbean B.V., its majority owned (51%) subsidiary ET-UTS N.V., its wholly-owned subsidiary Elephant Talk Limited, its wholly-owned subsidiary Full Mark Technology Ltd., its wholly-owned subsidiary Jinfuyi Technology Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (50.49%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.

Foreign Currency Translation

The functional currency was Euros for its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and subsidiaries, and Euro for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income (loss). Foreign currency translation gains and losses are included in consolidated income (loss). The accumulated comprehensive gain as at June 30, 2008 and December 31, 2007 were $2,651,420 and $1,437,073, respectively. The foreign currency translation gain (loss) for the three months ended June 30, 2008 and 2007 was $103,715 and ($484,279), respectively. The foreign currency translation gain (loss) for the six months ended June 30, 2008 and 2007 were $1,214,347 and ($463,146) respectively.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposited as bank guarantee for interconnects.

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of June 30, 2008 and December 31, 2007 the reserve for doubtful debts was $120,037 and $146,215, respectively.

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

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $219,383 and $93,661 as of June 30, 2008 and December 31, 2007, respectively.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the non-controlling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

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

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

NOTE 4	Acquisitions

On January 1, 2007, the Company, through its wholly-owned subsidiary Elephant Talk Europe Holding B.V., completed its acquisition of Elephant Talk Communication Holding AG (formerly known as “Benoit Telecom Holding AG” or “Benoit Telecom”), a European telecom company. Benoit Telecom is an international telecom operator and multi-media distributor servicing primarily the business-to-business segment of the telecommunications and media market. Benoit Telecom offers a broad range of products and services based on the integration of telecom, VoIP, SMS, FAX, Conferencing and Streaming services all integrated with a sophisticated Customer Relationship Management and Billing application and using its own fixed-line national interconnects and partner interconnects in numerous European countries. The Company purchased all of the 100,000 issued and outstanding shares of Benoit Telecom in exchange for a) cash payment of $6,643,080 and b) 1,600,000 shares of the Company’s common stock valued at $3,000,000. The common shares were valued at the actual date of issuance of such shares. The total consideration for the purchase of Benoit Telecom was valued at $9,643,080.

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

The following un-audited pro forma consolidated financial information for the six months period ended June 30, 2007 as presented below, reflects the results of operations of the Company as of January 1, 2007, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2007, and may not be indicative of future operating results.

FOR THE PERIOD ENDED
June 30, 2007

REVENUE, net	$23,961,296
LOSS FROM OPERATION	$(7,215,481)
NET LOSS	$(7,557,705)
Loss per share - basic and fully diluted	$(1.00)

NOTE 5	Earnest deposit

Deposits to various telecom carriers during the course of its operations amount to $549,037 as at June 30, 2008 compared to $442,853 as at December 31, 2007. The deposits are refundable at the conclusion of the business relationship with the carriers.

NOTE 6	Prepaid expenses and other current assets

Prepaid expenses and other current assets recorded as $294,348 as at June 30, 2008 and $372,331 as at December 31, 2007. The amount consists primarily of VAT prepaid and receivable from various European authorities.

 NOTE 7     Property & Equipment

Property and equipment as at June 30, 2008 and December 31, 2007 consist of:

	Jun 30, 2008	Dec 31, 2007
	(Unaudited)
Furniture and fixtures	168,153	231,219
Computer, communication and network equipment	6,680,547	6,083,545
Automobiles	172,819	137,726
Construction in progress	688,069	687,962
Gross	7,709,588	7,140,452
Less: accumulated depreciation	(4,313,542)	(3,656,228)
Net	$3,396,046	$3,484,224

Total depreciation expense for the three months ended June 30, 2008 and 2007 was $192,647 and $207,315 respectively. Of the depreciation total expense, $111,038 and $192,647 was directly attributable to revenue, network costs for the three months ended June 30, 2008 and 2007, respectively.

Total depreciation expense for the six months ended June 30, 2008 and 2007 was $469,718 and $417,750 respectively. Of the depreciation expense, $334,330 and $390,641 was directly attributable to revenue, network costs for the six months ended June 30, 2008 and 2007, respectively

NOTE 8     Intangible Assets - Customer Contracts, Licenses and Interconnects

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

	Jun 30, 2008	Dec 31, 2007
	(Unaudited)
Customer Contracts, Licenses & Interconnect	$16,681,434	$15,219,998
Accumulated amortization Customer Contracts & Licenses	(4,907,742)	(3,757,496)
Customer Contracts & Licenses, net	$11,773,692	$11,462,504

Amortization expense for the three months ended June 30, 2008 and 2007 totaled $559,078 and $309,544 respectively. A total of $434,438 and $271,820 for the three months ended June 30, 2008 and 2007, respectively in amortization expense was directly attributable to revenue, network costs.

Amortization expense for the six months ended June 30, 2008 and 2007 totaled $956,463 and $612,484 respectively. The amortization expense of $770,046 and $537,355 for the six months ended June 30, 2008 and 2007 was directly attributable to revenue, network costs.

NOTE 9     Due From Related Parties

The Company advanced funds to entities that officers and/or shareholders have an ownership interest in. The funds were advanced to these entities prior to 2007. The balances of funds advanced as of June 30, 2008 amounted to $17,731 in comparison with $18,514 as of December 31, 2007.

NOTE 10	Overdraft

The Company has executed a credit facility with a bank in Hong Kong under which the Company has borrowed funds from the bank under an overdraft account. As of June 30, 2008 the overdraft balance included accrued interest amounted to $209,763 compared to $197,815 as of December 31, 2007. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time.

NOTE 11	Accrued Expense

As at June 30, 2008 and December 31, 2007, the accrued expenses comprised of the following:

	Jun 30, 2008	Dec 31, 2007
	(Unaudited)
Accrued SG&A expenses	$1,077,055	$877,901
Accrued cost of sales and network	326,615	521,398
Accrued taxes	—	43,941
Accrued interest payable	481,980	1,473,811
Other	8,787	94,216
Total accrued expenses	$1,856,399	$3,011,267

NOTE 12	Payable To Third Parties

As at June 30, 2008 and December 31, 2007 the Company had $279,136 and $201,191 respectively as payable to third parties in relation to advances received at various times for its working capital requirements. The advances received were non-interest bearing, unsecured and due on demand.

NOTE 13     Loans Payable

Loans payable at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008 (Unaudited)	Dec 31, 2007
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$318,343	$318,481
Installment loan payable, bank, monthly principal and interest payments of $2,789 including interest at bank's prime rate plus 1.5% per annum, 8.75% at June 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	190,216	190,299
Installment loan payable, bank, monthly principal and interest payments of $1,719 including interest at bank's prime rate plus 1.5% per annum, 8.75% at June 30, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	84,575	84,612
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at June 30, 2008	281,918	282,040
Total	$875,052	$875,432

A subsidiary of the Company has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which the subsidiary has borrowed funds from the bank under three installment loans and a term loan arrangement. The subsidiary of the Company is in default of making loan payments on all the loans and has recorded accrued interest amounting to $364,637 as of June 30, 2008. As a result of the default, the entire loan balance outstanding at June 30, 2008 is immediately due and payable to the bank. Furthermore, the subsidiary of the Company is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. However, Management believes the bank will take no further action as there are no parent company guarantees or collateral and the loans are personally guaranteed by previous management. The Company has recorded $5,049 and $50,234 in interest expense and default interest expense, respectively, on loans payable as of June 30, 2008 and $12,752 and $29,964 in interest expense as of June 30, 2007.

NOTE 14     Convertible Promissory Notes

On December 15, 2005, the Company executed a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), an investor and an entity controlled by the Chief Executive Officer, with funds to be drawn in stages. The Note was convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) (pre-split) of principal amount per share of common stock. The Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of the common stock of $0.035 (pre-split), on the closing of agreement. The Note was convertible to the extent that the Company had sufficient authorized common stock. The Note had a term of thirty (30) months during which time interest at the rate of 10% per annum accrued from the date advances were drawn by the Company. The Note was secured by shares owned by an agent of the Company in its subsidiaries. The Note provided for a balloon payment of principal and accrued interest at maturity or conversion into common stock.

As of December 31, 2007, the entire principal of $3,500,000 had been received. The Company recorded accrued interest of $889,881 and $735,298 as of June 30, 2008 and December 31, 2007 respectively.

The Company recorded interest of $67,083 and $154,583 for the three month and six month periods ended June 30, 2008. The Company recorded interest of $56,909 and $131,436 for the three month and six month periods ended June 30, 2007.

On June 9, 2008, the Company and RWC entered into a settlement agreement, effective May 13, 2008 (the “Settlement Agreement”), whereby RWC agreed to convert the aforementioned promissory note held by it in the amount of $3,500,000 and accumulated interest of $889,881 into common stock of the Company. As a result, total number of shares pre Reversed Split amounts to 125,425,178. Post Reversed Split number of shares amounts to 5,017,007 based on a post Reverse Split conversion price of $0.875.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2 nd Note”) in the principal sum of $3,000,000 with RWC. The 2 nd Note had a term of thirty (30) months, during which time interest on the principal amount would accrue from the date of this 2 nd Note at an annual interest rate of 10%. The 2 nd Note provided for a balloon payment of principal and interest accrued at maturity. The 2 nd Note is secured by shares owned or to be owned by (an agent of) the Company in its subsidiaries. The 2 nd Note was also convertible during the term, in whole or in part, into common shares at a conversion price of seven cents ($0.07) (pre-split) per share. The 2nd Note did not have any beneficial conversion factor attached to it since the conversion rate was equal to the market price of the common stock of $0.07 (pre-split), on the closing of agreement.

The Company had received the entire principal of $3,000,000 as of June 9, 2008. Accrued interest recorded was $549,289 and $417,321 as of June 30, 2008 and December 31, 2007 respectively. The interest expense for six months period ended June 30, 2008 and 2007 was $131,969 and $175,972, respectively.

On June 9, 2008, the Company and RWC entered into the Settlement Agreement whereby RWC agreed to convert the aforementioned promissory note  held by it in the amount of $3,000,000 and interest of $549,289 into common stock of the Company. RWC also agreed to fund the remaining balance under the $3,000,000 note. In order to induce RWC to convert the promissory note, the Company agreed to reduce the conversion price of the $3,000,000 note to the price at which the Company offers its common stock in a subsequent financing with a minimum of $1,000,000 in gross proceeds. The conversion price was adjusted to reflect the Company’s 1-for-25 Reverse Split, effective June 11, 2008. As a result, the total number of shares (pre Reversed Split 1:25) amounts to 84,506,891.  The number of post Reversed Stock Split shares amounts to 3,380,276 (post Reverse Split price of $1.05).

In connection with the conversion of the second RWC Note the Company recorded $ 1,200,000 as deemed dividend as a result of reduction in the conversion price from the original.

Steven van der Velden, our Chief Executive Officer and Director, as well as our Directors Johan Dejager and Yves van Sante, are Directors of QAT Investments SA (“QAT”). Mr. van der Velden owns approximately 31.5% of QAT, which owns approximately 51% of the outstanding capital stock of RWC. In addition, Mr. Dejager and Mr. van Sante own approximately 7.28% and 6.21% of the outstanding capital stock of QAT, respectively. Additionally Mr. van der Velden owns indirectly about 17% in RWC. The Settlement Agreement was negotiated by the independent directors of the Company.

NOTE 15     Stockholders’ Equity

(A) Common Stock

On December 28, 2007, our board of directors approved a 1-for-25 Reverse Split of our outstanding common stock, no par value per share (the “Common Stock”). The Reverse Split was duly approved by a majority of our stockholders on January 15, 2008.   Pursuant to the Reverse Split, every twenty-five (25) shares of our issued and outstanding Common Stock as presently classified were, as of the open of business on June 11, 2008, reclassified and combined into one (1) whole post-split share of our Common Stock. No fractional shares of our Common Stock will be issued in connection with the Reverse Split. Any fractional shares will be rounded up. There will not be a corresponding reduction in our authorized Common Stock. The Reverse Split was effected at the open of business on June 11, 2008 (the “Record Date”), and the post-split shares began trading on the OTC Bulletin Board at the opening of business on Effective Date, or at such time thereafter as trading occurs.

The Company is authorized to issue 250,000,000 shares of no par value Common Stock. The Company had 9,530,637 (post reverse stock split) Shares of Common Stock issued and outstanding as of March 31, 2008. The shares issued and outstanding as per the stock transfer agent’s records are 9,776,537. The company cancelled 245,900 prior to 2006. However, these shares were not returned to the stock transfer agent and never cancelled on records. These shares have been blocked for trading by the Stock Transfer Agent. The shares issuance during the three months ended June 30, 2008 are as follows :-

	Number of shares to be issued
Computation of Shares Outstanding - June 30, 2008	Pre reverse stock split	Post reverse stock split

Shared O/S at March 31, 2008 (issued)	238,265,927	9,530,637

Shares issued: RWC – sale of shares	95,947,395	3,837,896
Shares Issued: Pursuant to Existing Ratchet Provision	258,546,313	10,341,853
Shares Issued: Sold to 5 investors – $4,105,500 @$0.9375 per share	109,480,000	4,379,200
Shares Issued: Sold to 5 accredited investors $ 5,271,658 @ $ 1.4875	90,998,790	3,639,952

Shares Issued: RWC – Conversion of $3.5 million Promissory Note	100,000,000	4,000,000
Shares Issued: Accrued interest $889,881 on Promissory Note	25,425,178	1,017,007

Shares Issued: RWC – Conversion of $3 million Promissory Note	71,428,571	2,857,143
Shares Issued: Accrued cumulated interest $549,289	13,078,320	523,133

Shares Issued: European Funding Round May 2008
Received $3,306,372 in second quarter	78,723,143	3,148,926

Shares Issued: Consulting services		325,000
Shares Issued: Placement Agent		16,667
Shares issued for fraction shares due to reverse split		5,473
Total number of shares issued as of June 30, 2008	1,081,893,637	43,622,886

Shares to be issued: Quercus Management Group NV – Placement Fees		7,990
Shares to be issued: Amelia & Associates NV – Placement Fees		33,334
Shares to be issued: Management Compensation	51,761,600	2,070,464
Shares to be issued: Management Compensation as of June 30, 2008	10,137,600	405,504
Total number of shares issued and to be issued as of June 30, 2008	1,143,792,837	48,657,083

In May and June of 2008, the Company consummated an initial closing (the “Closing”) of its private placement offering (the “Offering”) of Units comprised of shares of common stock (the “Shares”) and warrants to purchase shares of common stock (the “Warrants”, together with the Shares, the “Securities”) to accredited European investors (“Investors”). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company sold an aggregate of 3,148,926 Shares at a purchase price of $1.05 per Share and is obligated to deliver Warrants to purchase an aggregate of 3,148,926 shares of the Company’s common stock at a purchase price of $1.25 per share and Warrants to purchase an aggregate of 1,574,463 shares of the Company’s common stock at a purchase price of $1.45 per share. The Investors of this Offering are not entitled to any registration rights with respect to the Securities. The Company realized gross proceeds of $3,306,372 and net proceeds of $2,843,505, after the payment of placement fees which totaled $462,867.

The Warrants entitle the holders to purchase shares of the Company’s common stock reserved for issuance there under (the “Warrant Shares”) for a period of five years from the date of issuance at an exercise price of $1.25 and $1.45 respectively. The Warrants contain certain anti-dilution rights on terms specified in the Warrants. The above warrants were to be issued as of June 30, 2008. The Warrants had a calculated Black-Scholes value of $4,001,146 at time of issuance, based on a term of five years, volatility of 59%, and a risk free rate of 3.2%. All the share and dollar amounts detailed above in relation to the Offering are presented to reflect the impact of the Company’s 1-for-25 reverse stock split which was effected on June 11, 2008.

From July 1, 2008 through the date of this filing, the Company has received an additional $3 million in gross proceeds from the Offering. The Company expects to receive an additional $1 million in gross proceeds from the Offering prior to September 30, 2008..

(B) Preferred Stock

The Company’s Articles of Incorporation (Articles”) authorize the issuance of 50,000,000 shares of no par value Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company’s Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

During the three and six months ended June 30, 2008, the Company did not issue any shares of Preferred Stock or warrants.

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

NOTE 17     Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

The 2000 Employee Benefit Plan

Under this Plan, out of an available 160,000 shares of common stock and 160,000 of stock options, 148,000 shares of common stock have been issued to date. Therefore 12,000 shares of common stock and 160,000 stock options remain available for grant at June 30, 2008.

2006 Non-Qualified Stock and Option Compensation Plan

At March 31, 2008 there were 284,833 options outstanding under this plan. During the three months ended June 30, 2008 there were 32,200 options issued each at an exercise price of $2.25. There were no exercises or cancellations. The total number of outstanding options under this plan is at June 30, 2008: 317,033.
The fair market value of the options issued during the three months period ended June 30, 2008 of $25,646 was calculated using the Black-Sholes options model. The assumptions used for the Black Scholes calculation are: volatility of 59%, term of 4 years and a risk free rate of 3.2%.

The 284,833 options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options will vest on December 31, 2009 or so much earlier as there will be a change of control of the Company. The options are exercisable though December 31, 2011.

2008 Long-Term Incentive Plan

The 2008 Long Term Incentive Plan was adopted on January 15, 2008, and approved by our stockholders on the same date at our annual meeting. This incentive plan authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split. As of June 30, 2008, 325,000 shares of restricted stock have been granted under this Plan.

Common stock purchase options consisted of the following as of June 30, 2008:

	No. of shares	Exercise Price	Aggregate Intrinsic Value
Options:
Outstanding as of March 31, 2008	284,833	2.25	-
Granted	32,300	2.25	-
Exercised	-		-
Expired	-	-	-
Outstanding as of June 30, 2008	317,033	2.25	$-

Following is a summary of the status of options outstanding at June 30, 2008:

Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	317,033	3.25 years	$2.25	-	-

NOTE 18     Commitments

As of June 30, 2008 commitments of the Company relating to leases, co-location, interconnect and office rents,

December 31, 2008	$2,163,974
December 31, 2009	1,804,442
December 31, 2010	1,732,065
December 31, 2011	1,627,801
December 31, 2012	1,578,780

Total	$8,907,062

Note 19      Minority interest in subsidiary

The Company had minority interest in several of its subsidiaries. The balance of the minority interest as of June 30, 2008 and December 31, 2007 was as follows:

		Minority Interest Balance at
Subsidiary	Minority Interest %	June 30, 2008	December 31, 2007

ETC PRS UK	49%	$10,807	$10,807
ETC PRS Netherlands	49%	144,344	144,344
ET ME&A Holding WLL	49%	(19,851)	39,254
ET Bahrain WLL	1%	630	1,955
ET ME&A FZ LLC	49.46%	35,214	35,214

Total		$171,144	$231,575

NOTE 20     Litigation

a) Beijing Chinawind
The judgment of the Beijing Haiding Civil Court was recently received. On October the 18, 2007 the verdict was given in the two cases:

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

(b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

As reported in the 10 KSB filing of April 1, 2005, regarding the fiscal year 2004, the Company and other parties to the Purchase Agreement mutually agreed to terminate such agreement. The Company returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 90,100 common shares out of the 204,000 issued by the Company for the purchase. In addition the Company issued 37 unsecured convertible promissory notes for a total amount of US$3,600,000. At the request of the Company 21 were returned with a total value of US$2,040,000.

The Company is presently a Plaintiff seeking relief from the High Court of the Hong Kong Special Administrative Region against the holders of the not returned shares to return a total of 113,900 common shares (valued at $381,565) and to have them returning the remaining 16 unsecured convertible promissory notes representing a total amount of US$1,560,000.

NOTE 21     Segment Information

The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries.

Six months ended June 30, 2008

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East HK/PRC	Middle East	USA	TOTAL

Revenue from unaffiliated customers	$17,587,448	$1,471,589	$4,342,523	$271,805	$23,673,365	$5,205	$-	$-	$23,678,570
Operating income (loss)	$(1,491,408)	$214,856	$(960,065)	$(416,626)	$(2,653,243)	$(411,152)	$(121,002)	$(1,359,924)	$(4,545,321)
Net Income (Loss)	$(1,464,410)	$214,856	$(960,065)	$(416,626)	$(2,626,245)	$(768,856)	$(121,002)	$(1,712,346)	$(5,228,449)
Identifiable assets	$8,994,410	$1,920,032	$12,397,491	$1,417,536	$24,729,469	$238,285	$595,504	$-	$25,563,258
Depreciation and amortization	$(324,673)	$(120,086)	$(944,607)	$(13,695)	$(1,403,061)	$(22,284)	$(836)	$-	$(1,426,181)
Capital expenditure	$24,396	$1,298	$426,682	$-	$452,376	$36,726	$-	$-	$489,102

Six months ended June 30, 2007

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East HK/PRC	Middle East	USA	TOTAL

Revenue from unaffiliated customers	$16,372,294	$1,496,186	$5,505,735	$217,875	$23,592,090	$88,363	$-	$-	$23,680,453
Operating income (loss)	$115,032	$264,284	$(1,694,772)	$(231,290)	$(1,546,746)	$(436,586)	$(8,850)	$(5,310,315)	$(7,302,497)
Net Income (Loss)	$121,686	$264,284	$(1,694,772)	$(231,290)	$(1,540,092)	$(499,897)	$(8,850)	$(5,595,882)	$(7,644,721)
Identifiable assets	$4,103,138	$2,031,903	$13,130,766	$1,026,078	$20,291,885	$611,780	$419,201	$148,116	$21,470,982
Depreciation and amortization	$87,852)	$56,742	$861,878	$3,515	$1,009,987	$20,046	$-	$201	$1,030,234
Capital expenditure	$31,968	$17,410	$487,134	$178,039	$714,551	$-	$-	$-	$714,551

Note 22      Related Party Transactions

In connection with the Company’s Offering which took place in the three months ended June 30, 2008 (see Note 15 – Stockholders Equity – (A) Common Stock), the Company paid a placement fee to a European placement agents and a US FINRA broker dealer. In relation to the $3,306,372 which was raised during the period ended June 30, 2008, the Company paid $396,765 to Quercus Management Group N.V. (“QMG”) which is a 100% owned subsidiary of QAT. Steven van der Velden, our Chief Executive Officer and Director, as well as our Directors Johan Dejager and Yves van Sante, are Directors of QAT. Mr. van der Velden owns approximately 31.5% of QAT. In addition, Mr. Dejager and Mr. van Sante own approximately 7.28% and 6.21% of the outstanding capital stock of QAT, respectively. The payments were netted against the funding raised.

Note 23      Subsequent events

As of the date of this filing, the Company had closed on an additional $3 million of Units sold pursuant to its Offering (see Note 15 – Stockholders Equity – (A) Common Stock).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changes in governmental regulations, and changing economic conditions in developing countries and an inability to arrange additional debt or equity financing. More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007.

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

In 2006, the Company adopted the strategy to position itself as an international telecom operator and enabler to the multi-media industry by facilitating to the distribution of all forms of content and telecommunications services to various global customers. Through intelligent design and organizational structure the Company pursues this strategy by building a worldwide network based on both clear and IP bandwidth that is managed centrally by its proprietary IN-CRM-Billing platform.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2008, consisted of the operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries, and its wholly-owned subsidiary Elephant Talk Global Holding BV and its subsidiaries.

The results of operations for the three and six months ended June 30, 2007 consisted the operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, and its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries

On January 18, 2008, our shareholder’s approved a 1-for-25 reverse stock split, which became effective on June 11, 2008. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split

Three and Six Month Periods Ended June 30, 2008 compared to the Three and Six Month Periods Ended June 30, 2007

Revenue
Revenue for the three months ended June 30, 2008 was $11,921,290 compared to $12,509,839 for the same period in 2007. Revenue for the six months ended June 30, 2008 was $23,678,570 compared to $23,680,454 for the six months ended June 30, 2007. Our revenue base is primarily comprised of Premium Rate Calling services (PRS) and Carrier Select services (CPS). Revenue for the three month period decreased when compared to prior year, primarily as a result of a decrease in our PRS business attributable to fluctuations in customer demand. Revenue for the six months period was flat reflecting overall telecommunications industry trends. In addition to focusing our sales and marketing activities on the PRS business, we are also focused on becoming an MNVE/MVNO.

Cost of revenue
Cost of revenue for the three months ended June 30, 2008 was $12,119,100 compared to $12,371,174 in the 2007 period. For the six months ended June 30, 2008, cost of revenue was $24,090,511 compared to $23,561,013 for the same period in 2007. Gross margin, as a percentage of revenue, was negative 1.7% for both the three month and six month periods ended June 30, 2008. In the same periods in 2007, gross margin was 1.1% and 0.5%. Our cost of revenue includes depreciation of assets and amortization of intangibles that are directly attributable to the ability to generate revenue,; including, network costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services. The depreciation and amortization expense does not directly correspond to the actual capacity utilization of our network infrastructure. Therefore, given that our network infrastructure is currently at less than full capacity, as the utilization increases in the future, we expect our margin to increase as the incremental revenue run through the network will not have the same depreciation and amortization burden as our existing revenue base.

Selling, general and administrative
Selling, general and administrative expenses for the three months ended June 30, 2008 was $1,664,504 compared to $1,479,806 in 2007. For the six month ended June 30, 2008, SG&A expense was $3,421,503 compared to $2,632,732 in the same period in 2007. The increase in SG&A for both periods is primarily attributable to headcount and related cost increases in the sales organization as we focus on our transition to becoming an MVNE/MVNO.

Non-cash compensation
Non-cash compensation for the three month and six months ended June 30, 2008 was $228,585 and $390,072 respectively, compared to $4,686,968 and $4,686,968, for the corresponding 2007 periods. Non-cash compensation is comprised of the expense related to shares of restricted common stock that are anticipated to be issued to management in connection with a compensation plan originated in the first quarter of 2007. The 2007 amounts include the expense associated with the initial sign on bonus provided to the management team.

Depreciation and amortization
Depreciation and amortization for the three months and six months ended June 20, 2008 was $206,249 and $321,805 respectively, compared to $52,329 and $102,238 for the comparable periods in 2007. Depreciation and amortization expense was higher in both periods primarily due to higher levels of fixed assets in the 2008 period compared to the comparable period in 2007.

Other Income and Expenses
Interest income for the three months ended June 30, 2008 was $20,710 compared to $26,294 in 2007. Interest income was $36,463 and $28,496 for the six months ended June 30, 2008 and 2007 respectively. For the three months ended June 30, 2008, interest expense was $398,494 compared to $193,338 in 2007. Interest expense was $769,071 and $369,982 for the six months ended June 30, 2008 and 2007 respectively. The increase in interest expense was due to increased promissory note balances in the 2008 period compared to 2007. For the period ended June 30, 2008, we also incurred a Beneficial Conversion Charge of $1,200,000 related to the conversion of the RWC Promissory Notes (see Note 14 – Convertible Promissory Notes).

Minority Interest
Our majority owned subsidiaries Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Communications Luxembourg SA, Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC incurred a loss of $30,232 and $59,249 attributed to minority shareholders’ interest in the three and six months ended June 30, 2008. During the same period in 2007, the Company’s incurred losses of $5,664 and $7,963 attributed to minority shareholders’ interest.

Comprehensive Income (Loss)
We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income for the three and six months was $103,715 and $1,214,347 respectively, compared to a loss of $484,279 and $463,146 for the three and six months ended June 30, 2007. The increase in 2008 compared to 2007 is primarily attributable to the translation gain resulting from the increase in the value of Euro compared to the USD which has occurred throughout 2008.

Liquidity and Capital Resources
We have an accumulated deficit of $35,448,281 including a net loss of $2,652,461 and $5,228,449 for the three and six months ended June 30, 2008. We have historically relied on a combination of debt and equity financings to fund its ongoing cash requirements. Management believes that its cash balance at June 30, 2008, cash generated from operations and the receipt of the committed funds in connection with our recent Offering, will provide sufficient funds through at least December 31, 2008.

In the light of the need to raise additional funds in the immediate short term, we have been focused on capital raising activities in addition to continuing to control operating costs, aggressively managing working capital and attempting to settle certain debt by the issuance of common shares.

We received subscription agreements totaling approximately $7.3 million related to our Offering. As of the date of this filing, the Company has received $6.3 million of equity financing and expects to receive an additional $1.0 million in the period ending September 30, 2008 (see also Note 15 – Stockholders Equity – (A) Common Stock and Note 23 – Subsequent Events).

In addition to the aforementioned financing activity, we intend to raise additional debt or equity financing, if possible, in order to fund cash requirements generated by future operations, capital expenditures and potential acquisitions.  Although we have previously been able to raise capital as needed, there can be no assurance that such capital would continue to be available at all or, if available, that the terms of such financing would not be dilutive to existing stockholders or otherwise on terms favorable to us. If we are unable to secure additional capital as circumstances require, we may not be able to continue its operations.

These financial statements assume that we will continue as a going concern. If we are unable to continue as a going concern, we may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern

Operating activities
Net cash used in operating activities for the six months ended June 30, 2008 was $3,149,036. The increase is primarily due to the increase in accounts receivable of $975,575, increase in customer deposits of $982,368 and increase in accrued expenses and other payable of $261,345.

Investment activities
Net cash used in investment activities for the six months ended June 30, 2008 was $487,514. Cash used to purchase plant and equipment was $489,102.

Financing activities
Net cash received by financing activities for the six months ended June 30, 2008 was $2,833,475.

 As a result of the above activities, the Company recorded a cash and cash equivalent balance of $3,745,568 as of June 30, 2008, a net decrease in cash and cash equivalent of $620,744 for the six months ended June 30, 2008.

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

Impact of Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the non-controlling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures. As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) . Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

The Company’s management made an initial assessment as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and determined that a material weakness within its internal control over financial reporting exists.

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

Changes in Internal Control Over Financial Reporting

The Company has begun to take appropriate steps to remediate the material weakness described above. The Company has hired a Sarbanes-Oxley (“SOX”) consultant and intends to purchase software designed to strengthen internal controls over financial reporting. The consultant has formulated a Plan to assist the Company in becoming SOX compliant. The Plan consists of five phases. During the first half of this year the first two phases were realized: an overview of SOX requirements for ETCI, a SOX scoping plan and a Plan of Approach to identify the key risks and the key IT controls.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no updates to any of the legal proceedings disclosed in our previous quarterly report on Form 10-Q for the three months ended March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Consulting Agreement dated June 20, 2008, as amended July 9, 2008, the Company issued 325,000 shares of its common stock pursuant to its 2008 Long-Term Incentive Plan to a consultant in exchange for services to be rendered. The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Other than the aforesaid and as disclosed on the Company’s Current Reports on Form 8-K dated May 19, 2008, as amended June 12, 2008, and dated June 12, 2008, there have been no sales of unregistered securities.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3 .
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
__________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS, INC.
August 14, 2008	By:	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)
August 14, 2008	By:	/s/ Willem Ackermans
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