Form 10-Q
period 2008-09-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2008-11-14
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30,  2008

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

000-30061
( Commission file No.)

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
Yes ☒     No ☐ .

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
Yes ☐  No ☒

As of November 7, 2008, there were 50,679,629 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,763,810	$4,366,312
Restricted cash	22,817	23,266
Accounts receivable, net of allowance for doubtful accounts of $299,261 and $146,215 at September 30, 2008 and December 31, 2007, respectively	4,748,462	4,438,224
Deposits	506,966	442,853
Prepaid expenses and other current assets	119,071	372,331
Due from related parties	335	18,514
Total Current Assets	10,161,461	9,661,500

PROPERTY AND EQUIPMENT, NET	3,761,095	3,484,224

INTANGIBLE ASSETS, NET	10,709,987	11,462,504

TOTAL ASSETS	$24,632,543	$24,608,228

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$315,808	$197,815
Accounts payable and customer deposits	5,769,331	4,857,229
Deferred revenue	184,084	93,661
Accrued expenses and other payables	2,127,303	3,011,267
Shares to be issued	500	18,255,065
Convertible promissory note - related party	—	6,484,063
Management Shares to be issued	—	—
Advances from third parties	284,615	201,191
Loans payable	878,836	875,432
Due to related parties	—	115,241
Total Current Liabilities	9,560,477	34,090,964

MINORITY INTEREST	151,165	231,575

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 50,433,253 issued and outstanding as of September 30, 2008 compared to 9,530,637 shares outstanding as of December 31, 2007	52,891,409	17,868,448
Deferred Compensation	(1,160,446)	—
Accumulated Other Comprehensive income	1,320,009	1,437,073
Accumulated deficit	(38,130,071)	(29,019,832)
Total Stockholders' Equity	14,920,901	(9,714,311)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,632,543	$24,608,228

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
REVENUES	$11,346,417	$11,574,708	$35,024,987	$35,255,160

COST OF REVENUES (1)	11,695,051	11,602,554	35,785,562	34,942,312

GROSS LOSS	(348,634)	(27,846)	(760,575)	312,848

OPERATING EXPENSES
Selling, general and administrative	2,153,544	560,395	5,575,047	3,181,314
Non cash Compensation to officers, directors and employees	199,886	143,615	589,958	4,830,583
Depreciation and amortization	173,084	165,959	494,889	489,451
Total Operating Expenses	2,526,514	869,969	6,659,894	8,501,348

LOSS FROM OPERATIONS	(2,875,148)	(897,815)	(7,420,469)	(8,188,500)

OTHER INCOME (EXPENSE)
Interest	318,528	(121,268)	(414,080)	(512,237)
Other expenses	(147,132)	—	(156,101)	—
Note Beneficial Conversion Feature	(1,200,000)	—	(1,200,000)	—
Total Other Income (Expense)	(1,028,604)	(121,268)	(1,770,181)	(512,237)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(3,903,752)	(1,019,083)	(9,190,650)	(8,700,737)
Provision for income taxes	—	—	800	—

LOSS BEFORE MINORITY INTEREST	(3,903,752)	(1,019,083)	(9,191,450)	(8,700,737)
Minority interest	21,160	(31,117)	80,409	(23,154)

NET LOSS	(3,882,592)	(1,050,200)	(9,111,041)	(8,723,891)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(1,331,411)	351,967	(117,064)	(111,179)
	(1,331,411)	351,967	(117,064)	(111,179)

COMPREHENSIVE LOSS	$(5,214,003)	$(698,233)	$(9,228,105)	$(8,835,070)

Net loss per common share and equivalents - basic and diluted	$(0.12)	$(0.07)	$(0.39)	$(0.93)

Weighted average shares outstanding during the period - basic and diluted	43,381,610	9,530,637	23,508,587	9,530,637

1)
Includes depreciation & amortization directly attributable to revenue: for the three months ended September 30, 2008 $ 552,859 and for the nine months ended September 30, 2008 $1,657,235. For the three months ended September 30, 2007 $406,554 and for the nine months ended September 30, 2007 $1,113,296

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,111,041)	$(8,723,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,152,124	1,602,747
Amortization of Shares issued for Consultancy	45,139	—
Stock based compensation	589,958	4,830,583
Minority interest	(80,409)	23,154
Note Beneficial Conversion Feature	(1,200,000)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(130,625)	253,182
(Increase) decrease in prepaid expenses, deposits and other assets	159,281	(285,722)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	705,647	157,398
Increase (decrease) in deferred revenue		—
Increase (decrease) in accrued expenses and other payables	(403,099)	775,900
Net cash used in operating activities	(4,873,025)	(1,366,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,171,652)	(1,657,347)
Restricted cash	—	(21,408)
Cash paid for acquisition of subsidiary	(1)	(241,883)
Cash received from acquisition of subsidiary	—	382,439
Net cash used in investing activities	(1,171,653)	(1,538,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Cash overdraft	122,358	19,368
Issuance of Common Stock	7,511,729	5,929,539
Placement fees	(981,682)	—
Proceeds from bank loans	(33,302)	—
Proceeds from note payable	—	635,190
Proceeds from sale of shares	—	—
Payments to related parties	—	(262,270)
Net cash provided by financing activities	6,619,103	6,321,827

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(176,927)	(111,179)
NET INCREASE IN CASH AND CASH EQUIVALENTS	397,497	3,305,800
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,366,312	332,001
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,763,809	$3,637,801

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$—	$21,448

Cash paid during the period for income taxes	$800	$800

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the nine months periods ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued to convert the notes payable to related parties and accrued interest	$7,939,171	$—
Beneficial Conversion Feature as a result of loss on conversion of the above Note to related party	$1,200,000	$—

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

Elephant Talk Caribbean BV was incorporated in the Netherlands on March 20, 2008 as a 100% subsidiary of Elephant Talk Global Holding B.V. The issued capital amounts to € 18,000.00. The purpose of the Company is to act as the Joint Venture Partner of UTS N.V. in a specially to be created entity in Curacao, Netherlands Antilles.

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

On August 14, 2008 the name of Cardnet Clearing Services BV, a 100% affiliate of Elephant Talk Europe Holding BV, was changed to Elephant Talk Mobile Services BV. The renamed Company’s main objective to act as the ET entity to contract Mobile Virtual Network Operators in the Netherlands.

On August 20, 2008 an agreement for the 100% acquisition of Moba Consulting Services BV was signed by Elephant Talk Europe Holding BV, with effective date September 1, 2008. The acquisition price was € 1.00 plus 50, 000 stock options of ETC, Inc. The main objective of this acquisition is to acquire expertise and manpower for certain aspects of the implementation of Mobile Virtual Network Operators on the platform of Elephant Talk.

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

ETCI until recently was engaged in the long distance telephone business in China and the Special Administrative Region Hong Kong. In 2006 the Company adopted the strategy to position itself as an international telecom operator and enabler to the multi-media industry by facilitating to the distribution of all forms of content and sophisticated mobile and fixed telecommunications services to various global customers. Through intelligent design and organizational structure the Company pursues this strategy by building a worldwide network based on both clear and IP bandwidth that is managed centrally by its proprietary IN-CRM-Billing platform.

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

In Europe, a step was made towards building a mobile enabled infrastructure on top of the Company’s fixed line infrastructure by committing capital expenditure and implementation resources towards becoming a Mobile Virtual Network Enabler (MVNE)

In Europe in 2008 the Company positioned itself as a Mobile Virtual Network Enabler offering to Mobile Network Operators and Mobile Virtual Network Operators a wide range of Mobile Enabling/Enhancing services through sophisticated, proprietary technology supported by multi-country operations with a focus on B-B, Outsourcing /partnering strategy. Important milestones in this respect are:

1.
September 11, 2008. Letter of Intent signed by Vodafone Espaňa S.A.U. and Elephant Talk Communications, Inc., confirming the award by Vodafone Espaňa to Elephant Talk of the project of implementation and operation of a new Mobile Virtual Network Enabler platform for the Spanish market. Upon signing of the intended Hosting Agreement between Parties, Elephant Talk will become the exclusive MVNE  for Vodafone Espaňa.

2.
September 17, 2008. Hosting Agreement signed between T-Mobile Netherlands BV and Elephant Talk Holding AG, a 100% affiliate of Elephant talk Europe Holding BV. T-Mobile is one of the 3 Mobile Network Operators in the Netherlands. Elephant Talk will, as exclusive Mobile Virtual Network Enabler for T-Mobile, connect Mobile Virtual Network Operators in the Netherlands to its platform, making use of the mobile network of T-Mobile

The Company offers a full range of standard telecom services like

•	Carrier (pre)Select, Dial-Around, PPCC and VoIP Capabilities

•	Toll Free, Shared Cost and Premium Rate Services

•	Content Distribution, Streaming & Codec Services

•	Billing, Customer Relationship Management Services

•	Intelligent Network Services

NOTE 2 Financial Condition and Going Concern

The Company has an accumulated deficit of $38,130,071 including a net loss of $3,882,592 and $9,111,041 for the three and nine months ended September 30, 2008. The Company has historically relied on a combination of debt and equity financings to fund its ongoing cash requirements. In May 2008, the Company received Subscription Agreements as a result of a European Funding Round of approximately $7.3 million. For the nine months ended September 30, 2008, the Company has received a total $7.4 million from various investors. The Company believes that its cash balance at September 30, 2008, in combination with cash generated from operations, will provide sufficient funds through the beginning of the first quarter of 2009.

In the light of the need to raise additional funds in the immediate short term, the Company is focused on capital raising activities, in addition to continuing to control operating costs and aggressively managing working capital. The Company is actively seeking to raise additional debt or equity financing in order to fund its cash requirements generated by future operations, capital expenditures and potential acquisitions.  Although the Company has previously been able to raise capital as needed, there can be no assurance that such capital will continue to be available at all, or if available, that the terms of such financing would not be dilutive to existing stockholders or otherwise on terms favorable to us. Further, the current global financial situation may offer additional challenges to raising the capital the Company requires in the immediate short term. If the Company is unable to secure additional capital, as circumstances require, it may not be able to continue its operations.

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

NOTE 3 Significant Accounting Policies

Basis of Presentation - Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in the Company's 2007 Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007 which were filed on April 15, 2008 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) considered necessary for fair presentation.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year. Certain 2007 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income (loss).

Principles of Consolidation

The accompanying consolidated financial statements for the three and nine months ended September 30, 2008 and December 31, 2007 included the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiary Elephant Talk Communications S.L.U., its wholly-owned subsidiary Elephant Talk Mobile Services B.V.( formerly known as Cardnet Clearing Services B.V), its wholly-owned subsidiary Elephant Talk Communication Austria GmbH, its wholly-owned subsidiary Vocalis Austria GmbH, its wholly-owned subsidiary Elephant Talk Communications Italy S.R.L., its wholly-owned subsidiary ET-Stream GmbH, its wholly-owned subsidiary Elephant Talk Communication Carrier Services GmbH, its wholly-owned subsidiary Elephant Talk Communication (Europe) GmbH, its wholly-owned subsidiary Elephant Talk Communication Schweiz GmbH, its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its wholly-owned subsidiary Elephant Talk Communications France S.A.S., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its wholly-owned subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Guangzhou Elephant Talk Information Technology Limited., its wholly-owned Elephant Talk Caribbean B.V., its majority owned (51%) subsidiary ET-UTS N.V., its wholly-owned subsidiary Elephant Talk Limited, its wholly-owned subsidiary Full Mark Technology Ltd., its wholly-owned subsidiary Jinfuyi Technology Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (50.49%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.

Foreign Currency Translation

The functional currency was Euros for its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and subsidiaries, and Euro for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income (loss). Foreign currency translation gains and losses are included in consolidated income (loss). The accumulated other comprehensive income as of September 30, 2008 and December 31, 2007 were $1,320,009 and $1,437,073, respectively. The foreign currency translation gain (loss) for the three months ended September 30, 2008 and 2007 were ($1,331,411) and $351,967, respectively. The foreign currency translation gain (loss) for the nine months ended September 30, 2008 and 2007 were ($117,064) and ($111,179) respectively.

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

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis. As of September 30, 2008 and December 31, 2007 the allowance for doubtful debts was $299,261 and $146,215, respectively.

Revenue Recognition, Cost of Revenues and Deferred Revenue

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company derives revenues from activities as a fixed-line telecom provider with its own carrier network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue). Cost of revenues includes the cost of capacity associated with the revenue recognized within the corresponding time period, payments made to content providers and depreciation of network infrastructure and equipment

The Company recognizes revenue from prepaid calling cards as the services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Cost of revenue includes the cost of capacity associated with the revenue recognized within the corresponding time period.

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $184,084 and $93,661 as of September 30, 2008 and December 31, 2007, respectively.

Reporting Segments

Statement of financial accounting standards No. 131, “Disclosures about segments of an enterprise and related information” (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement No.123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Comprehensive Income/(Loss)

Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the three and nine month periods ended September 30, 2008 and September 30, 2007 the Company’s comprehensive income/(loss) consisted of its net loss and cumulative foreign currency translation adjustments.

Goodwill and Intangible Assets

Goodwill is carried at cost. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is periodically evaluated for impairment. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

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

NOTE 4  Acquisitions

None

NOTE 5  Earnest deposit

Deposits to various telecom carriers during the course of its operations amount to $506,966 as at September 30, 2008 compared to $442,853 as at December 31, 2007. The deposits are refundable at the conclusion of the business relationship with the carriers.

NOTE 6  Prepaid expenses and other current assets

Prepaid expenses and other current assets recorded as $119,071 as at September 30, 2008 and $372,331 as at December 31, 2007. The amount consists primarily of VAT prepaid and receivables from various European authorities.

NOTE 7 Property & Equipment

Property and equipment as at September 30, 2008 and December 31, 2007 consist of:

	September 30, 2008	December 31, 2007
Furniture and fixtures	$183,431	$231,219
Computer, communication and network equipment	6,961,245	6,083,545
Automobiles	165,339	137,726
Construction in progress	823,810	687,962
Gross	8,133,825	7,140,452
Less: accumulated depreciation	(4,372,730)	(3,656,228)
Net	$3,761,095	$3,484,224

Total depreciation expense for the three months ended September 30, 2008 and 2007 was $228,555 and $176,407 respectively. Of this total depreciation expense $168,082 and $173,358 being network costs and facility cost of hosting network for the three months ended September 30, 2008 and 2007 respectively, were re-classed to Cost of Sales as it was directly attributable to revenue.

Total depreciation expense for the nine months ended September 30, 2008 and 2007 was $698,135 and $448,393 respectively. Of this total depreciation expense $502,412 and $441,604 being network costs and facility cost of hosting network for the three months ended September 30, 2008 and 2007 respectively, were re-classed to Cost of Sales as it was directly attributable to revenue.

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

	September 30, 2008	December 31, 2007
Customer Contracts, Licenses & Interconnect	$15,722,815	$15,219,998
Accumulated amortization Customer Contracts & Licenses	(5,012,828)	(3,757,496)
Customer Contracts & Licenses, net	$10,709,987	$11,462,502

Amortization expense for the three months ended September 30, 2008 and 2007 totaled $471,247 and $276,919 respectively. A total of $384,777 and $233,196 in amortization expense for the three months ended September 30, 2008 and 2007 respectively were re-classed to Cost of Sales as it was directly attributable to revenue.

Amortization expense for the nine months ended September 30, 2008 and 2007 totaled $1,433,795 and $1,154,354 respectively. The amortization expense of $1,154,823 and $1,034,910 for the nine months ended September 30, 2008 and 2007 were re-classed to Cost of Sales as it was directly attributable to revenue.

NOTE 9 Due From Related Parties

The Company advanced funds to entities that officers and/or shareholders have an ownership interest in. The funds were advanced to these entities prior to 2007. The balances of funds advanced as of September 30, 2008 amounted to $335 in comparison with $18,514 as of December 31, 2007.

NOTE 10  Overdraft

The Company has executed a credit facility with a bank in Hong Kong under which the Company has borrowed funds from the bank under an overdraft account. As of September 30, 2008 the overdraft balance included accrued interest amounted to $216,836 compared to $197,815 as of December 31, 2007. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time.
The newly acquired company Moba had a negative balance of $98,973 on one of the company’s bank accounts.

NOTE 11  Accrued Expenses

As at September 30, 2008 and December 31, 2007, the accrued expenses comprised of the following:

	September 30, 2008	December 31, 2007
Accrued SG&A expenses	$920,147	$877,901
Accrued cost of sales and network	278,102	521,398
Accrued taxes	0	43,941
Accrued interest payable	406,249	1,473,811
Other	522,805	94,216
Total accrued expenses	$2,127,303	$3,011,267

Accrued SG&A expenses relate to Social Costs re Management Compensation and Remuneration CFO.
The Accrued Interest Payable is lower compared to 2007 as a result of the conversion of the Promissory Notes into Equity.
Other Accrued Expenses consists mainly of costs related to payments for services provided by certain parties in attracting/organizing the funding for the Company.

NOTE 12  Payable To Third Parties

As at September 30, 2008 and December 31, 2007 the Company had $284,615 and $201,191 respectively as payable to third parties in relation to advances received at various times for its working capital requirements. The advances received were non-interest bearing, unsecured and due on demand.

NOTE 13 Loans Payable

Loans payable at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$319,720	$318,481
Installment loan payable, bank, monthly principal and interest payments of $2,789 including interest at bank's prime rate plus 1.5% per annum, 8.75% at June 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former	191,038	190,299
Installment loan payable, bank, monthly principal and interest payments of $1,719 including interest at bank's prime rate plus 1.5% per annum, 8.75% at June 30, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former dir	84,941	84,612
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at September 30, 2008	283,137	282,040
Total	$878,836	$875,432

A subsidiary of the Company has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which the subsidiary has borrowed funds from the bank under three installment loans and a term loan arrangement. The subsidiary of the Company is in default of making loan payments on all the loans and has recorded accrued interest amounting to $394,454 as of September 30, 2008. As a result of the default, the entire loan balance outstanding at September 30, 2008 is immediately due and payable to the bank. Furthermore, the subsidiary of the Company is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. However, the Company believes the bank will take no further action as there are no parent company guarantees or collateral and the loans are personally guaranteed by previous management. The Company has recorded $7,160 and $76,648 in interest expense and default interest expense, respectively, on loans payable as of September 30, 2008 and $37,697 and $70,221 in interest expense and default interest expense, respectively, on loans payable as of September 30, 2007.

NOTE 14 Convertible Promissory Notes

On December 15, 2005, the Company executed a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), an investor and an entity controlled by the Chief Executive Officer (see note 22 - Related Party Transactions), with funds to be drawn in stages. The Note was convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) (pre-split) of principal amount per share of common stock. The Note did not have any beneficial conversion feature attached to it since the conversion rate was equal to the market price of the common stock of $0.035 (pre-split), on the closing of agreement. The Note was convertible to the extent that the Company had sufficient authorized common stock. The Note had a term of thirty (30) months during which time interest at the rate of 10% per annum accrued from the date advances were drawn by the Company. The Note was secured by shares owned by an agent of the Company in its subsidiaries. The Note provided for a balloon payment of principal and accrued interest at maturity or conversion into common stock.

As of December 31, 2007, the entire principal of $3,500,000 had been received. The Company recorded accrued interest of $889,881 and $735,298 as of September 30, 2008 and December 31, 2007, respectively. The Company recorded interest of $67,083 and $154,583 for the three month and nine month periods ended September 30, 2008 respectively, as well as recorded interest of $56,909 and $131,436 for the three month and nine month periods ended September 30, 2007, respectively.

On June 9, 2008, the Company and RWC entered into a settlement agreement, effective May 13, 2008 (the “Settlement Agreement”), whereby RWC agreed to convert the aforementioned Promissory Note held by it in the amount of $3,500,000 and accumulated interest of $889,881 into common stock of the Company. As a result, total number of shares pre Reverse Split amounts to 125,425,178. Post Reverse Split number of shares amounts to 5,017,007 based on a post Reverse Split conversion price of $0.875.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2 nd Note”) in the principal sum of $3,000,000 with RWC. The 2 nd Note had a term of thirty (30) months, during which time interest on the principal amount would accrue from the date of this 2 nd Note at an annual interest rate of 10%. The 2 nd Note provided for a balloon payment of principal and interest accrued at maturity. The 2 nd Note is secured by shares owned or to be owned by (an agent of) the Company in its subsidiaries. The 2 nd Note was also convertible during the term, in whole or in part, into common shares at a conversion price of seven cents ($0.07) (pre-split) per share. The 2 nd Note did not have any beneficial conversion feature attached to it since the conversion rate was equal to the market price of the common stock of $0.07 (pre-split), on the closing of agreement.

The Company had received the entire principal of $3,000,000 as of June 9, 2008. Accrued interest recorded was $549,289 and $417,321 as of September 30, 2008 and December 31, 2007 respectively. The interest expense for nine months period ended September 30, 2008 and 2007 was $131,969 and $175,972, respectively.

On June 9, 2008, the Company and RWC entered into the Settlement Agreement whereby RWC agreed to convert the aforementioned promissory note held by it in the amount of $3,000,000 and interest of $549,289 into common stock of the Company. RWC also agreed to fund the remaining balance under the $3,000,000 note. In order to induce RWC to convert the promissory note, the Company agreed to reduce the conversion price of the $3,000,000 note to the price at which the Company offers its common stock in a subsequent financing with a minimum of $1,000,000 in gross proceeds. The conversion price was adjusted to reflect the Company’s 1-for-25 Reverse Split, effective June 11, 2008. As a result, the total number of shares (pre Reverse Split 1:25) amounts to 84,506,891.  The number of post Reverse Stock Split shares amounts to 3,380,276 (post Reverse Split price of $1.05).

In connection with the conversion of the second RWC Note the Company originally recorded $1,200,000 as deemed dividend as a result of reduction in the conversion price from the original conversion price. However, in the third quarter the Company determined that in accordance with EITF 96-19 "Debtors Accounting for a Modification or Exchange of Debt Instruments" the $1,200,000 Beneficial Conversion feature should be expensed in the P&L, and this adjustment was recorded.

Steven van der Velden, our Chief Executive Officer and Director, as well as our Directors Johan Dejager and Yves van Sante, are Directors of QAT Investments SA (“QAT”). Mr. van der Velden owns approximately 31.5% of QAT, which owns approximately 51% of the outstanding capital stock of RWC. In addition, Mr. Dejager and Mr. van Sante are shareholders of QAT. Additionally Mr. van der Velden owns indirectly about 17% in RWC. The Settlement Agreement was negotiated by the independent directors of the Company.

NOTE 15 Stockholders’ Equity

(A) Common Stock

On December 28, 2007, our board of directors approved a 1-for-25 Reverse Split of our outstanding common stock, no par value per share (the “Common Stock”). The Reverse Split was duly approved by a majority of our stockholders on January 15, 2008.   Pursuant to the Reverse Split, every twenty-five (25) shares of our issued and outstanding Common Stock as presently classified were, as of the open of business on June 11, 2008, reclassified and combined into one (1) whole post-split share of our Common Stock. No fractional shares of our Common Stock was issued in connection with the Reverse Split. Any fractional shares were rounded up. There was no corresponding reduction in our authorized Common Stock. The Reverse Split was effected at the open of business on June 11, 2008 (the “Record Date”), and the post-split shares began trading on the OTC Bulletin Board at the opening of business on Effective Date, or at such time thereafter as trading occurs.

The Company is authorized to issue 250,000,000 shares of no par value Common Stock. The Company had 50,433,253 Shares of Common Stock issued and outstanding as of September 30, 2008 compared to 9,530,637 (post reverse split) shares of Common Stock issued and outstanding as per December 31, 2007. The shares issued and outstanding as per the stock transfer agent’s records are 50,679,153. The Company cancelled 245,900 shares prior to 2006. However, these shares were not returned to the stock transfer agent and never cancelled on records. These shares have been blocked for trading by the Stock Transfer Agent. The shares issued during the three months ended September 30, 2008 are as follows:

	Number of shares Issued and To Be Issued
	Pre reverse stock split	Post reverse stock split
Shared Outstanding at June 30, 2008 (issued)	1,081,893,637	43,622,887

Shares issued: European Funding Round Q3-2008	NA	3,898,177
Received $4,093,586 in third quarter

Shares Issued: Consulting services	NA	30,000
Shares issued: Management Compensation Shares	NA	2,882,189

Total number of shares issued as of September 30, 2008		50,433,253

Shares to be issued: Quercus Management Group NV – Placement Fees	NA	8,447
Shares to be issued: Amelia & Associates NV – Placement Fees	NA	8,221
Shares to be issued: European Funding Round Q3-2008	NA	476
Shares to be issued: Rising Water Incentive Payment	NA	7,996
Total number of shares issued and to be issued as of September 30, 2008	NA	50,458,393

In August of 2008, the Company consummated a final closing (the “Closing”) of its private placement offering (the “Offering”), an offering that started in May 2008, of Units comprised of shares of common stock (the “Shares”) and warrants to purchase shares of common stock (the “Warrants”, together with the Shares, the “Securities”) to accredited European investors (“Investors”). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In the second quarter of 2008 the Company sold an aggregate of 3,148,929 Shares at a purchase price of $1.05 per Share and delivered Warrants to purchase an aggregate of 3,148,926 shares of the Company’s common stock at a purchase price of $1.26 per share and Warrants to purchase an aggregate of 1,574,462 shares of the Company’s common stock at a purchase price of $1.47 per share. In this second quarter the Company realized gross proceeds of $3,306,372 and net proceeds of $2,843,505, after the payment of placement fees which totaled $462,867.

In the third quarter of this year the Company sold an aggregate of 3,898,177 Shares at a purchase price of $1.05 per Share and delivered Warrants to purchase an aggregate of 3,898,653 Shares of the Company’s common stock at a purchase price of $ 1.26 per share and Warrants to purchase an aggregate of 1,949,327 shares of the Company’s common stock at a purchase price of $1.47 per share.

The Company sold in total 7,047,106 Shares at a purchase price of $1.05 and delivered Warrants to purchase an aggregate of 7,047,579 shares of the Company’s common stock at a purchase price of $1.26 per share and Warrants to purchase an aggregate of 3,523,789 shares of the Company’s common stock at a purchase price of $1.47 per share.

In this third quarter the Company realized gross proceeds of $4,093,586 and net proceeds of $3,562,356 after the payment of placement fees which totaled $531,230. In total this Offering generated gross proceeds of $7,399,958 and net proceeds of $6,371,963 after deduction of placements fees which totaled $1,027,995.

The Investors of this Offering are not entitled to any registration rights with respect to the Securities.

The Warrants entitle the holders to purchase shares of the Company’s common stock reserved for issuance there under (the “Warrant Shares”) for a period of five years from the date of grant at an exercise price of $1.26 and $1.47 respectively. The Warrants contain certain anti-dilution rights on terms specified in the Warrants. The above warrants were issued as of September 30, 2008. All the share and dollar amounts detailed above in relation to the Offering are presented to reflect the impact of the Company’s 1-for-25 reverse stock split which was affected on June 11, 2008.

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

During the three and nine months ended September 30, 2008, the Company did not issue any shares of Preferred Stock.

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

NOTE 17 Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

The 2000 Employee Benefit Plan

Under this Plan, out of an available 160,000 shares of common stock and 160,000 of stock options, 148,000 shares of common stock have been issued to date. Therefore 12,000 shares of common stock and 160,000 stock options remain available for grant at September 30, 2008.

The 2006 Non-Qualified Stock and Option Compensation Plan

On September 26, 2007 the Board of Directors approved a 2006 Non-Qualified Stock Options Compensation plan. Under this plan options were granted with an exercise price of $ 0.09, the share closing price of September 26, 2007. The options will vest on December 31, 2009 or so much earlier as there will be a change of control of the Company. The options will be exercisable through December 31, 2011.

Options granted to new employees joining the Company after September 26, 2007 will be able to participate under the same plan. The Grant date of their option package will be the date of the employment agreement and the vesting date will be 36 months after Grant date. The exercise period is 24 months after the vesting date.

At June 30, 2008 there were 317,033 options outstanding under this plan. During the three months ended September 30, 2008, 80,400 options were issued each at an exercise price of $2.25. In the third quarter 5,825 options were cancelled. As a result the total number of outstanding options under this plan at September 30, 2008 is 391,608.

The fair market value of the options issued during the three months period ended September 30, 2008 of $42,593 was calculated using the Black-Sholes options model. The assumptions used for the Black Sholes calculation are: volatility of 80%, term of 5 years and a risk free rate of 3.2%.

The 2008 Long-Term Incentive Plan

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

Common stock purchase options consisted of the following as of September 30, 2008:

	No. of shares	Exercise Price	Aggregate Intrinsic Value
Options:
Outstanding as of January 1, 2008	284,833	2.25	$461,000
Granted	112,600	2.25	$68,052
Cancelled	(5,825)		($9,428)
Exercised	—	—	—
Outstanding as of September 30, 2008	391,608	2.25	$519,624-

Following is a summary of the status of options outstanding at September 30, 2008:

Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	391,608	3.63 years	$2.25	82,683	$2.25

NOTE 18 Commitments

As of September 30, 2008 commitments of the Company relating to leases, co-location, interconnect and office rents,

December 31, 2008	$1,632,454
December 31, 2009	1,804,442
December 31, 2010	1,732,065
December 31, 2011	1,627,801
December 31, 2012	1,578,780
Total	$8,375,542

Note 19 Minority interest in subsidiary

The Company had minority interest in several of its subsidiaries. The balance of the minority interest as of September 30, 2008 and December 31, 2007 was as follows:

Minority Interest Balance at Subsidiary	Minority Interest %	September 30, 2008	December 31, 2007
ETC PRS UK	49%	$10,807	$10,807
ETC PRS Netherlands	49%	144,344	144,344
ET ME&A Holding WLL	49%	(40,666)	39,254
ET Bahrain WLL	1%	1,465	1,955
ET ME&A FZ LLC	49.46%	35,214	35,214
Total		$151,165	$231,574

NOTE 20 Litigation

a) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

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

(b) Russelle Choi Litigation

On or about September 12, 2008, an action was commenced against the Company by Russelle Choi ("Choi") in California Superior Court, Orange County, in a matter entitled Choi v. Elephant Talk Communications, Inc., Case No. 30-2008-00111874.  The complaint alleges that pursuant to agreements between Choi and the Company, the Company is obligated to pay Choi the total sum of $90,000. The Company has submitted an Answer to the Complaint, denying all the material allegations thereof, and has also asserted numerous affirmative defenses.

NOTE 21 Segment Information

The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries.

Nine months ended September 30, 2008

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East HK/PRC	Middle East	The Americas	TOTAL
Revenues from unaffiliated customers:	$25,799,839	$2,233,145	$6,537,867	$402,679	$34,973,530	$6,314	$45,143	$—	$35,024,987

Operating income (loss)	$(2,598,113)	$257,093	$(1,421,135)	$(647,027)	$(4,409,182)	$(696,731)	$(176,127)	$(2,138,429)	$(7,420,469)

Net income (loss):	$(2,650,892)	$256,442	$(1,451,434)	$(656,083)	$(4,501,967)	$(1,252,530)	$(177,075)	$(3,179,470)	$(9,111,041)

Identifiable assets	$3,992,129	$1,717,271	$10,682,581	$1,283,174	$17,675,155	$275,539	$605,000	$6,076,849	$24,632,543

Depreciation and amortization	$(154,871)	$(179,180)	$(1,438,547)	$(20,429)	$(1,793,026)	$(35,158)	$(1,337)	$(322,602)	$(2,152,124)

Capital expenditure	$48,172	$1,291	$1,684,217	$—	$1,733,680	$9,525	$—	$—	$1,743,205

Nine months ended September 30, 2007

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East HK/PRC	Middle East	USA	TOTAL
Revenue from unaffiliated customers	$16,372,294	$1,496,186	$5,505,735	$217,875	$23,592,090	$88,363	$—	$—	$23,680,453

Operating income (loss)	$115,032	$264,284	$(1,694,772)	$(231,290)	$(1,546,746)	$(436,586)	$(8,850)	$(5,310,315)	$(7,302,497)

Net Income (Loss)	$121,686	$264,284	$(1,694,772)	$(231,290)	$(1,540,092)	$(499,897)	$(8,850)	$(5,595,882)	$(7,644,721)

Identifiable assets	$4,103,138	$2,031,903	$13,130,766	$1,026,078	$20,291,885	$611,780	$419,201	$148,116	$21,470,982

Depreciation and amortization	$87,852)	$56,742	$861,878	$3,515	$1,009,987	$20,046	$—	$201	$1,030,234

Capital expenditure	$31,968	$17,410	$487,134	$178,039	$714,551	$—	$—	$—	$714,551

Note 22  Concentrations

Customers in excess of 10% of total revenues were as follows:

For the three and nine months ended September 30, 2008, the Company had a customer in the Netherlands, which accounted for revenue of $6,490,000 and $19,832,553, respectively. For the same periods in 2007, this same Dutch customer accounted for $6,327,439 and $19,691,596, respectively. For the three and nine months ended September 30, 2008, the Company had a customer in Belgium, which accounted for revenue of $1,197,267 and $3,987,348, respectively. For the same period in 2007, this Belgian customer accounted for revenue of $1,423,562 and $4,330,629, respectively.

Note 23  Related Party Transactions

In connection with the Company’s Offering, which took place during the three months ended September 30, 2008 (see Note 15 - Stockholders Equity - (A) Common Stock), the Company paid a placement fee to a European placement agent and a US FINRA broker dealer. In relation to the $7,399,958 which was raised during the period ended September 30, 2008, the Company paid a total of $1,027,995 in Placements fees of which $ 469,764 to Quercus Management Group N.V. (“QMG”) which is a 100% owned subsidiary of QAT, and Amelia & Associates SA, earned $ 458,231.

Steven van der Velden, our Chief Executive Officer and Director, as well as our Directors Johan Dejager and Yves van Sante, are Directors of QAT. Mr. van der Velden owns approximately 32% of QAT. In addition both Mr. Dejager and Mr. van Sante are minority shareholders of QAT. Mr van Sante, a director of the Company, is a principal of Amelia & Associates SA.

In connection with the conversion of $6,500,000 of Promissory Notes, the Company agreed to pay RWC $445,100 as a part of a final Settlement Agreement regarding the conversion of these two Promissory Notes (see note 14, Conversion of Promissory Notes). Through direct and indirect holdings, Steven van de Velden, our Chief Executive Officer and Chairman, owns a controlling interest in RWC. In addition, Martin Zuurbier, our Chief Operating Officer, and QAT are shareholders of RWC.

Note 24  Subsequent events

None

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

In Europe, a step was made towards building a mobile enabled infrastructure on top of the Company’s fixed line infrastructure by committing capital expenditure and implementation resources towards becoming a Mobile Virtual Network Enabler (MVNE)

In Europe in 2008 the Company positioned itself as a Mobile Virtual Network Enabler to Mobile Network Operators and Mobile Virtual Network Operators offering a wide range of Mobile Enabling/Enhancing services through sophisticated, proprietary technology supported by multi-country operations with a focus on B-B, Outsourcing /partnering strategy. Important milestones in this respect are:

1.
September 11, 2008. Letter of Intent signed by Vodafone Espaňa S.A.U. and Elephant Talk Communications, Inc., confirming the award by Vodafone Espaňa to Elephant Talk of the project of implementation and operation of a new Mobile Virtual Network Enabler platform for the Spanish market. Upon signing of the intended Hosting Agreement between Parties, Elephant Talk will become the exclusive MVNE for Vodafone Espaňa.

2.
September 17, 2008. Hosting Agreement signed between T-Mobile Netherlands BV and Elephant Talk Holding AG, a 100% affiliate of Elephant talk Europe Holding BV. T-Mobile is one of the 3 Mobile Network Operators in the Netherlands. Elephant Talk will, as exclusive Mobile Virtual Network Enabler for T-Mobile, connect Mobile Virtual Network Operators in the Netherlands to its platform, making use of the mobile network of T-Mobile

The Company offers a full range of standard telecom services like

•	Carrier (pre)Select, Dial-Around, PPCC and VoIP Capabilities

•	Toll Free, Shared Cost and Premium Rate Services

•	Content Distribution, Streaming & Codec Services

•	Billing, Customer Relationship Management Services

•	Intelligent Network Services

Results of Operations

Our results of operations for the three and nine months ended September 30, 2008, consisted of the operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries, and its wholly-owned subsidiary Elephant Talk Global Holding BV and its subsidiaries.

On January 18, 2008, our shareholder’s approved a 1-for-25 reverse stock split, which became effective on June 11, 2008. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split

Economic Crisis:

We believe that mobile telecommunications and the business-to-business markets that we serve will remain relatively stable in the face of the continued deteriorating economic climate (see also Liquidity and Capital Resources).

Three and Nine Month Periods Ended September 30, 2008 compared to the Three and Nine Month Periods Ended September 30, 2007

Revenue

Revenue for the three months ended September 30, 2008 was $11,346,417 compared to $11,547,708 for the same period in 2007. Revenue for the nine months ended September 30, 2008 was $35,024,987 compared to $35,255,160 for the nine months ended September 30, 2007. Our revenue base is primarily comprised of Premium Rate Calling Services (PRS) and Carrier Select Services (CPS). Revenue for the three month period decreased when compared to prior year, primarily as a result of a decrease in our PRS business attributable to fluctuations in customer demand. Revenue for the nine months period was flat reflecting overall telecommunications industry trends with respect to fixed line telecommunication services. In addition to focusing our sales and marketing activities on the PRS business, we are focusing on the expansion of our mobile access capabilities in addition to our existing fixed line network access by entering into MVNE (“Mobile Virtual Network Enabler”) contracts with various Mobile Network Operators (“MVNO’s”).

Cost of revenue

Cost of revenue for the three months ended September 30, 2008 was $11,695,051 compared to $11,602,554 in the 2007 period. For the nine months ended September 30, 2008, cost of revenue was $35,785,562 compared to $34,942,312 for the same period in 2007. Gross margin, as a percentage of revenue, was negative 3.1% for the three month period ended September 30, 2008 and for the nine month ended September 30, 2008 period negative 2.2%. In the same periods in 2007, gross margin was negative 0.2% and positive 0.9% respectively. Our cost of revenue includes depreciation of assets and amortization of intangibles that are directly attributable to the ability to generate revenue; including, network costs, facility cost of hosting network and equipment and costs in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services. The depreciation and amortization expense does not directly correspond to the actual capacity utilization of our network infrastructure. Therefore, given that usage of our network infrastructure is currently at less than full capacity, as the utilization increases in the future, we expect our margin to increase as the incremental revenue run through the network will not have the same depreciation and amortization burden as our existing revenue base.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended September 30, 2008 was $2,153,544 compared to $2,167,369 in 2007. For the nine month ended September 30, 2008, SG&A expense was $5,575,047 compared to $3,181,314 in the same period in 2007. The increase in SG&A is primarily a result of headcount increases and associated costs related to the expansion of our mobile network capabilities.

Non-cash compensation

Non-cash compensation for the three month and nine months ended September 30, 2008 was $199,886 and $143,615 respectively, compared to $589,958 and $4,830,583, for the corresponding 2007 periods. Non-cash compensation is comprised of the expense related to shares of restricted common stock that are issued to management in connection with a compensation plan originated in the first quarter of 2007. The 2007 amounts include the expense associated with the initial sign on bonus provided to the management team.

Depreciation and amortization

Depreciation and amortization for the three months and nine months ended September 30, 2008 was $173,084 and $494,889 respectively, compared to $165,959 and $489,451 for the comparable periods in 2007. Depreciation and amortization expense was higher in both periods primarily due to higher levels of fixed assets in the 2008 period compared to the comparable period in 2007.

Other Income and Expenses:

Interest for the three months ended September 30, 2008 was $318,528 compared to ($121,268) in 2007. Interest was ($414,080) and ($512,237) for the nine months ended September 30, 2008 and 2007 respectively. For the nine month period, interest expense decreased due to lower average promissory note balances in the 2008 periods, related to the repayment of the Promissory Notes which occurred in June 2008. The three month period ended September 30, 2008 was adjusted for $ 352,797 relating to intercompany interest charges.

Minority Interest

Our majority owned subsidiaries Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC incurred a loss of $30,232 and $59,249 attributed to minority shareholders’ interest in the three and nine months ended September 30, 2008. During the same period in 2007, the Company’s incurred losses of $5,664 and $7,963 attributed to minority shareholders’ interest.

Comprehensive Income (Loss)

We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income for the three and nine months was a loss of $1,331,411 and a loss of $117,064 respectively, compared to a loss of $351,967 and $111,179 for the three and nine months ended September 30, 2007. The decrease per the third quarter 2008 compared to the same period of 2007 is primarily attributable to the translation effect resulting from the substantial decrease in the value of Euro compared to the USD which has occurred throughout third quarter of 2008.

Liquidity and Capital Resources

We have an accumulated deficit of $38,130,071 including a net loss of $3,882,592 and $9,111,041 for the three and nine months ended September 30, 2008. We have historically relied on a combination of debt and equity financings to fund our ongoing cash requirements. In May 2008, we received Subscription Agreements as a result of a European Funding Round of approximately $7.3 million. For the nine month ended September 30, 2008 we received a total $7.4 million from various investors. We believe that our cash balance at September 30, 2008, in combination with cash generated from operations, will provide sufficient funds through the beginning of the first quarter of 2009.

In the light of the need to raise additional funds in the immediate short term, we are focused on capital raising activities, in addition to continuing to control operating costs and aggressively managing working capital. We are actively seeking to raise additional debt or equity financing in order to fund our cash requirements generated by future operations, capital expenditures and potential acquisitions.  Although we have previously been able to raise capital as needed, there can be no assurance that such capital will continue to be available at all, or if available, that the terms of such financing would not be dilutive to existing stockholders or otherwise on terms favorable to us. Further, the current global financial situation may offer additional challenges to raising the capital we require in the immediate short term. If we are unable to secure additional capital, as circumstances require, we may not be able to continue our operations.

These financial statements assume that we will continue as a going concern. If we are unable to continue as a going concern, we may be unable to realize our assets and discharge our liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2008 was $4,873,025. The increase is primarily due to the increase in accounts receivable of $130,625, increase in accounts payables and customer deposits of $705,647 and a decrease in accrued expenses and other payables of $403,099.

Investment activities

Net cash used in investment activities for the nine months ended September 30, 2008 was $1,171,653.

Financing activities

Net cash received by financing activities for the nine months ended September 30, 2008 was $6,619,103.

 As a result of the above activities, the Company recorded a cash and cash equivalent balance of $4,763,809 as of September 30, 2008, a net increase in cash and cash equivalent of $397,497 for the nine months ended September 30, 2008.

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

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, and the additional Risk Factors set forth below. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Recent economic events and, in particular, the “credit crisis” may have an adverse effect in the markets in which we operate.

Much of our business is consumer driven, and to the extent there is a decline in consumer spending, we could experience a reduction in the demand for our services and a decrease in our revenues, net income and an increase in bad debts arising from non-payment of our trade receivables. Although we have not seen a slow-down in our business, it is too early to predict what effect the current “credit crisis” may have on the Company and we will need to carefully monitor our operating costs as the effects of the current economic issues become known.

We are dependent on a significant customer and the loss or credit failure of this customer could have an adverse effect on our business, results of operations and financial condition.

For the three and nine months ended September 30, 2008, the Company had a customer in the Netherlands, which accounted for revenue of $6,490,000 and $19,832,553, respectively. For the same periods in 2007, this same Dutch customer accounted for $6,327,439 and $19,691,596, respectively. For the three and nine months ended September 30, 2008, the Company had a customer in Belgium, which accounted for revenue of $1,197,267 and $3,987,348, respectively. For the same period in 2007, this Belgian customer accounted for revenue of $1,423,562 and $4,330,629, respectively. If this significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected revenues, it could have an adverse impact on our business, results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures. As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

The Company’s management made an initial assessment as of December 31, 2007 as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and determined that a material weakness within its internal control over financial reporting exists.

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

Changes in Internal Control Over Financial Reporting

The Company has begun to take appropriate steps to remediate the material weakness described above. The Company is currently executing a Sarbanes-Oxley (“SOX”) program strengthening internal controls over financial reporting. The Program consists of five phases. During the first half of this year the first two phases were completed: an overview of SOX requirements for ETCI, a SOX scoping plan and a Plan of Approach. The program is currently in its Risk & Control Assessment phase (third phase) identifying key risks and key controls. Remediation efforts have started this quarter and the Company expects to complete them in the first half of 2009.

The effectiveness of internal controls following remediation efforts will not be known until those controls have been adequately tested. Substantive testing of the key controls will start as soon as possible. The Company plans to complete them in the first half of 2009.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about September 12, 2008, an action was commenced against the Company by Russelle Choi ("Choi") in California Superior Court, Orange County, in a matter entitled Choi v. Elephant Talk Communications, Inc., Case No. 30-2008-00111874.  The complaint alleges that pursuant to agreements between Choi and the Company, the Company is obligated to pay Choi the total sum of $90,000. The Company has submitted an Answer to the Complaint, denying all the material allegations thereof, and has also asserted numerous affirmative defenses.

There have been no material updates to the legal proceedings described in our previous periodic reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August of 2008, the Company consummated a final closing (the “Closing”) of its private placement offering (the “Offering”), an offering that started in May 2008, of Units comprised of shares of common stock (the “Shares”) and warrants to purchase shares of common stock (the “Warrants”, together with the Shares, the “Securities”) to accredited European investors (“Investors”). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In the second quarter of 2008 the Company sold an aggregate of 3,148,929 Shares at a purchase price of $1.05 per Share and delivered Warrants to purchase an aggregate of 3,148,926 shares of the Company’s common stock at a purchase price of $1.26 per share and Warrants to purchase an aggregate of 1,574,462 shares of the Company’s common stock at a purchase price of $1.47 per share. In this second quarter the Company realized gross proceeds of $3,306,372 and net proceeds of $2,843,505, after the payment of placement fees which totaled $462,867.

In the third quarter of this year the Company sold an aggregate of 3,898,177 Shares at a purchase price of $1.05 per Share and delivered Warrants to purchase an aggregate of 3,898,653 Shares of the Company’s common stock at a purchase price of $ 1.26 per share and Warrants to purchase an aggregate of 1,949,327 shares of the Company’s common stock at a purchase price of $1.47 per share.

The Company sold in total 7,047,106 Shares at a purchase price of $1.05 and delivered Warrants to purchase an aggregate of 7,047,579 shares of the Company’s common stock at a purchase price of $1.26 per share and Warrants to purchase an aggregate of 3,523,789 shares of the Company’s common stock at a purchase price of $1.47 per share.

In this third quarter the Company realized gross proceeds of $4,093,586 and net proceeds of $3,562,356 after the payment of placement fees which totaled $531,230. In total this Offering generated gross proceeds of $7,399,958 and net proceeds of $6,371,963 after deduction of placements fees which totaled $1,027,995. The Company intends to use the proceeds for potential acquisitions, working capital and capital expenditures.

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

ELEPHANT TALK COMMUNICATIONS, INC.

November 14, 2008	By:	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2008	By:	/s/ Willem Ackermans
Willem Ackermans
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4