Form 10-K
period 2008-12-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2009-04-15
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $19,247,001 based on the closing sale price of the company’s common stock on such date of U.S. $1.53  per share, as reported by the OTC BB.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009 there were 53,758,445 shares of common stock outstanding.

Elephant Talk Communications Inc.
Form 10-K
For the fiscal year ended December 31, 2008

NOTE ON FORWARD LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results may differ materially from those discussed herein, or implied by, these forward-looking statements.  Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this Report or our other filings with the SEC include, but are not necessarily limited to, those relating to:

•	risks and uncertainties associated with the integration of the assets and operations we have acquired and may acquire in the future;

•	our possible inability to raise or generate additional funds that will be necessary to continue and expand our operations;

•	our potential lack of revenue growth;

•	our potential inability to add new products and services that will be necessary to generate increased sales;

•	our potential lack of cash flows;

•	our potential loss of key personnel;

•	the availability of qualified personnel;

•	international, national regional and local economic political changes;

•	general economic and market conditions;

•	increases in operating expenses associated with the growth of our operations;

•	the possibility of telecommunications rate changes and technological changes;

•	the potential for increased competition; and

•	other unanticipated factors.

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

PART I

Item 1.  Description Of Business.

Overview

Our business plan is to position ourselves as an international telecom and multimedia content distributor specialized in carrier grade mobile enabling platforms.  We facilitate the distribution of all forms of content to the multimedia industry, as well as offer international mobile and fixed telecom services to its global telecommunications customers. We provide traditional telecom services, media streaming, and distribution services primarily to the business-to-business (B2B) community within the telecommunications market where we have a presence.  Our global footprint as a fully licensed carrier, supported by our propriety Intelligent Network and Billing/Client Relationship Management Systems, has been designed to offer cutting-edge solutions to the increasingly competitive global multimedia industry.  The seamless utilization of our infrastructure through our customized software offers our clients a superior solution due to the ease of compatibility and simplicity in the use of our product.

Our telecommunications platform eliminates the usual limitations caused by national borders, networks, devices or media and, therefore enables our B2B customers to operate as independent telecom and multimedia distribution organizations. In line with this positioning, we are a growing proprietary provider of carrier grade enabling platforms for mobile telecom and content distribution solutions and, as a Mobile Virtual Network Enabler (“MVNE”), we have positioned ourselves as the premier outsourcing partner for both certain Mobile Network Operators (“MNO’s”) as well as for certain Mobile Virtual Network Operators. MVNO’s are sales and marketing organizations that repackage, market and sell mobile services provided through the antenna network and spectrum of a MNO. Without any need for upfront capital expenditures or telecommunication knowledge and related development cost, we can help MVNO’s to a quick and cost effective market-entry, thereby enabling our clients to fully focus on distribution, marketing and sales. At the same time, we assist our MNO partners to more efficiently provide a broad range of services to their own existing base of MVNO clients

We view ourselves as a specialized enabler, offering various parts of the back office network including messaging platforms, data platforms and billing solutions.  As a result, we believe we are positioning ourselves as the MVNE partner of choice of these larger, global Mobile Network Operators.  We also currently operate MVNE platforms in the Netherlands and Spain on top of our own sophisticated networks in over a dozen markets in Europe and the Middle East. We expect to expand the presence of its MVNE platforms to at least two more countries during 2009.

 This set-up is supported by a switch-based telecom network with full national licenses and direct fixed line interconnections with the Incumbents/National Telecom Operators in seven (7) European countries and one (1) in the Middle Eastern (Bahrain), complimented with partnerships with telecom operators in France, Germany, Scandinavia, and Poland.

Proprietary Technology Infrastructure and Software

To maintain flexibility and to allow growth, we have chosen to develop our own proprietary software and systems including: 1) a fully integrated rating, mediation, provisioning, Customer Relationship Management and Billing system for multi-country and multimedia use and applications; 2) an advanced Intelligent Network Platform; and 3) a sophisticated streaming technology. Our development management activities are located in Gerona, Spain, while the actual development and testing is carried out by our own software engineering staff in Guangzhou (China). In addition, our global 24/7 Network Operating Center is located in Guangzhou.

Our in-house proprietary Customer Relationship Management/Billing software system is the backbone of our operations. It ensures proper support for all of our services and the reliability of data provided by these systems is the ultimate basis for long enduring high levels of our business customer satisfaction. We believe our network and system platforms are able to handle the extremely high demands of both national incumbents and other fixed line operators as well as all the mobile telecom operators accessed through our globally interconnected network.   We believe we are able to add value to our clients through our ability to create a seamless utilization of our infrastructure through our customized software which offers our clients simplicity and compatibility in a cost-effective manner.

Our network is based on fixed-line telecommunications licenses, mobile access agreements and network interconnections. Our geographical cross-border presence, established through existing relationships with national telecom incumbents and mobile network operators, is, in our opinion, especially well-positioned for international traffic because we have established our own facilities-based infrastructure on four continents. Currently, as a fully licensed carrier, we are interconnected with incumbents in the Netherlands (KPN), Spain (Telefonica), Austria (Telekom Austria), Belgium (Belgacom), Switzerland (Swisscom), Italy (Telecom Italia), the United Kingdom (BT) and Bahrain (Batelco). Through our partners, we have added access to interconnections in France, Germany, Poland, Finland, Sweden, and Norway.

Our facilities for the distribution of third party content such as movies, ring tones and sports is centrally managed and integrated through a network of content management platforms strategically located in data centers around the world.  Currently, we maintain such presence in data centers in Amsterdam, Hannover, Barcelona, Bahrain and Curacao.

Products and Markets

As mobile and wireless access play an increasingly vital role in communication success, we continue to expand our mobile access coverage for clients on top of our fixed line access. In June 2007, we signed a MVNE agreement with T-Mobile/Orange in the Netherlands. Subsequently our first Mobile Virtual Network Operator started in September 2008 in The Netherlands, followed by the second MVNO at the end of the first quarter of 2009. We have entered into contracts with an additional three MVNO’s, in which we expect to begin service in the second quarter of 2009. In September of 2008, Vodafone Spain granted us an MVNE contract to better service Spanish MVNO’s. We expect to start to deliver commercial services to the first Vodafone MVNO in May 2009. Based upon current growth ratios, we expect to service over a dozen MVNO’s in the Spanish and Dutch markets by the end of 2009. Furthermore we are in advanced stages of negotiation to contract, install and operate full MVNE platforms in at least 3 more countries in Europe within the next 12 months.

Traditional Fixed Line Services

Even though we offer a wide range of traditional telecom services like Carrier Select and Carrier Pre-Select Services, and Toll Free and Premium Rate Services, which have historically generated the bulk of our revenue, the future of our company lies in combining these long lasting capabilities, mostly based upon fixed line access services, with mobile access services in combination with sophisticated proprietary service delivery platforms. Thereby we can fully profit from our decade-long experience as an outsourcing partner in the field of telecommunications services managed by our propriety Intelligent Network/Customer Relationship Management/Billing platform. This platform has always been designed to put our customers, who purposely chose to outsource their telecommunication requirements to a specialized company like us, in control: our customers can work with our technology and our delivery platforms as if these are their own. We empower and likewise facilitate our customers  to harness, to manage and to fully apply the power of some of the most powerful mobile/fixed line delivery systems in the world through a web-based self care user friendly interface, without the need to initiate, install, fund, operate and support those global systems on a 24/7 basis.

Mobile Services- Mobile Virtual Network Enabler (MVNE) and Mobile Virtual Network Operator(MVNO)

We are positioning ourselves as a complete MVNE with our own integrated platforms, switches and network capabilities for back-office and customer interaction solutions. The back-office services range from provisioning and administration to Operation Service Support (“OSS”) and Business Service Support (“BSS”) running on our global IN/CRM/Billing platform. Our IN/CRM/Billing platform is designed to provide an all in one solution for both the traditional MNO’s: the operators of vast Antenna Networks and managers of wireless spectrum granted through mostly very expensive licenses by national governments, as well as for the MVNO’s.  MVNO’s are generally fast-moving sales and marketing companies reselling refocused, re-priced, re-bundled and repackaged mobile telecom services. We partner with MNO’s to bypass their legacy systems to profitably accommodate these wholesale MVNO customers with service levels and applications that satisfy the instant service flexibility and pricing capability that MVNO’s require to specifically address their  niche markets. At the same time, we can offer additional market share to MNO’s by marketing and contracting our own range of MVNO’s that look for the very specific capabilities that our mobile service delivery platforms may offer. Bundled together with attractively priced wholesale airtime packages, provided by our MNO partners, our MVNO’s are positioned to run their operations effortlessly without the technical and financial burden associated with the development, maintenance and ownership of their own mobile network, while at the same time being able to fully focus on sales, marketing and distribution and being able to apply all elements required to be successful in these mainly fast moving consumer markets.

These in-depth MVNE platform services are now fully operational in The Netherlands as of the end of the third quarter of 2008 and will also become commercially operational in Spain during the second quarter of 2009.

For companies that aspire to enter the mobile telephone market, the MVNO business model is attractive because it eliminates the expenses associated with establishing and managing a mobile network of their own.  The initial capital expenditures required to enter the field are very low as are the corresponding operational costs. Traditionally MNO and MVNO propositions required substantial capital and operational expenditures and attention to multiple technical components. Our business model offers a solution for MVNOs which allows them to concentrate on sales and marketing, and allows MNOs to cater to often smaller, niche market MVNOs without the cumbersome burden of their legacy systems and other resources, which are not designed to efficiently service such wholesale customers.

Next to more traditional voice and SMS services, we are focusing our MVNE platform on wireless data services, content, applications and E-commerce. The traditional voice services of MVNO’s are likely to be marginalized over time and will follow a similar price erosion pattern as fixed telecom services. Therefore, it is unlikely MVNO’s will be able to effectively compete over time without value-added services. Moreover, the emerging market of 3G/3.5/4G mobile services, including WIFI, WIMAX and LTE, create great opportunities to attract new subscribers with new and improved business models.  Mobile devices are an effective medium to communicate commercial messages to subscribers, especially if supported by proper customer profiling tools in combination with our IN/CRM/Billing platform. Mobile messages can be personalized per subscriber becoming contextual relevant and thereby migrate from being perceived as intruding advertising to meaningful information, segmented within the client base or just to be used as a mass communication means. A mobile device is one of the most personal communication tools to connect with and stimulate customers, thus an MVNO channel might offer excellent opportunities to a variety of companies with a non-telecommunication core business, like fast moving consumer goods companies looking to expand and broaden their markets, while at the same time creating focused marketing communication channels with their existing customer bases, providing these contextual services that, we believe, will be perceived as adding value to communications. We are well positioned to provide such market entrants with a one stop, full service and instantly available platform to effectively cater to these markets, and thereby support any application that might help our customers to quickly offer a truly differentiating service into the marketplace. We believe that many new business models, especially within Security, Logistics, Heath Care and Banking, will become viable through its networked environment, thereby helping such businesses to enter such models without having to go through yearlong learning cycles to understand, master and manage all the relevant technologies. We are positioning ourselves as the enabling partner for all these new entrants whereby we will cover all these elements on their behalf, coach and guide them and lastly deliver all the tools these future business partners may require from time to time to drive these new business models successfully.

Through an integrated platform built around our network we offer our customers a turnkey solution for both pre-paid and post-paid mobile services as well as more traditional fixed line telecommunication services like toll free, shared cost and premium rate services, supported by content & payment provisioning systems.

Our global network enables our customers to distribute all their information in a fully managed environment that we believe is more secure than the Internet. Together with a fully integrated back office system, we are opening up these networked platforms to our B2B customers, providing them with an efficient and effective tool designed to substantially improve their productivity. Additionally, through a customer friendly, web-based interface, our customers may run these networked delivery platforms as if they were their own. This feature will allow our B2B customers to see mobile, fixed, Internet, WiFi, WiMax and local, regional or multi-country, as just one integrated network, with all of the advantages of one single network interface, centralized customer recognition and financial controls.

With the support of our back office system combined with the fully integrated Intelligent Network, Billing and Customer Relationship Management systems, we believe our B2B customers have all the necessary tools to create their own virtual telecom business environment; thereby enabling our customers to recognize and serve their own clients, employees, partners or affiliates through any device, at any place and at any time. Our vision is that access to our global network will revolve around our central data and information base which will allow our customers to provide their clients with worldwide access authorization to our services through a familiar interface and/or workplace, preferred format and language.

As a consequence of the above, we are positioning ourselves as the preferred telecom outsourcing partner to all of our B2B customers. These long term business partners include a wide variety of marketing organizations and content providers who fundamentally require telecommunications services to drive their own revenue and growth as a necessary element of their overall product, market and distribution offering. Thereby we empower our partners as if they are a fully networked telecommunications company themselves, by providing them with all the tools and resources necessary to manage their businesses, particularly the telecommunications segment, as an integrated component of their overall offering. Additionally, and for many reasons both strategic and financial in nature, we see an increasing interest by other telecom companies to partner with us to easily expand their geographical footprint or services offered, without first having to commit to substantial telecom and IT related capital and operational  expenditures.

Business and Growth Strategy for 2009 and Beyond

Elephant Talk is actively seeking additional MNO partners that understand the symbioses between a mobile network operator and an applications-focused enabler that brings all the right services in the right format through a secure delivery platform within reach of all business customers that may require such services as part of their overall market and product strategy. We believe that over the next couple of years MNO’s will proactively seek partners like our company, as it will be the preferred way to successfully expand from retail focused markets to wholesale markets, thereby more effectively using their core antenna networks and spectrum capabilities. Especially in markets where direct retail customer penetration reaches 80% plus levels, it has been shown that MVNO’s can bring market penetration and network usage levels to new heights. However, only if these MVNO’s will be capable of bringing significantly differentiated service bundles into the market place, reflecting the specific requirements of individualized communities, they may be less vulnerable to what has been undermining the MNO’s basic business models: churn. Most important to an operator’s success is to understand that a uniquely serviced community far outweighs the pricing alone of any basic underlying service.

New Adjacent Markets; security, fraud prevention, location based services, and  personal care

The growing importance of converging services is an area where we see excellent possibilities to combine our decade long in-depth experience in providing fixed line service with our sophisticated mobile delivery platform to support both our MNO as well as our MVNO customers to bring newly bundled services into the marketplace, delivered through one device, capable of using fixed line, IP, mobile, and wireless connectivity for any voice, data and multi-media application, provisioned and managed through one single customer account and through one integrated bill, and supporting any possible relevant payment mechanism.

We see opportunities in customized mobile service, combining the individual profile of a mobile customer and his or her exact location, with the “always-on” secured connectivity of a mobile network, supported by our powerful mobile delivery platforms. We believe these elements will create completely new business models for MNOs and MVNOs alike, bringing personalized, contextual and time-wise relevant services to billions of customers worldwide. One can easily think of new applications in the areas of security, protection and logistics of people, goods and services, remotely monitoring and escalating medical care, individualized and contextual marketing communications for broad ranges of goods and services, and supporting secure financial transactions.

Most of these new business models, driven by customized mobile services, will be created and operated by independent third party application providers that may be directly or indirectly connected to mobile service delivery platforms like our MVNE platform. In areas we see attractive opportunities to create, operate and market such services ourselves, we may actively invest in such developments or may acquire other companies that already have developed such applications. A good example of such a service is the fraud prevention application that the company, ValidSoft (www.validsoft.com) has developed to greatly reduce bank transaction fraud by correlating the location of someone’s bankcard with the location of his or her mobile phone: there may be an indication of potential transaction fraud if both locations do not match. Such red flags, the result of combining ValidSoft’s interface with global banking systems and Elephant Talk’s interface with global mobile systems, management believes will trigger ValidSoft’s escalation and resolution applications.  Our management believes this will assist banks and financial institutions not only in preventing losses due to fraud, but also in reducing the operational and handling cost associated with such fraudulent transactions while at the same time increasing service levels to their customers. Because of the global market potential of such services if properly integrated, our management and that of ValidSoft are negotiating a 2-stage acquisition of ValidSoft by us. Similar acquisition may follow in the future.

Growth in Partnerships

As a result of the convergence of information technology and telecommunication solutions, our involvement with various partners has increased.  On the supply side we work closely together with dozens of other carriers and content providers to either originate or terminate our traffic around the globe. On the customer side resellers have evolved from indirect channels to true partners bringing specialized market knowledge, customer focus and a geographical reach to its activities.

As a key element of our low-cost and fast deployment strategy, we make use of partners in all layers of our distribution platform. Our partners typically come from the following disciplines:

Fixed Network Interconnect Partners

As a fully licensed telecommunications carrier, we are entitled to be interconnected with a variety of incumbent operators and cable companies as well as more recently established telecom providers in over a dozen countries that provide both network origination and termination, mostly at regulated costs.

Mobile Network Partners.

As a provider of full Mobile Virtual Network Enabling platforms, we partner with Mobile Network Operators to strongly support them in better addressing the specific needs of Mobile Virtual Network Operators, the sales, marketing and distribution organizations that (re)package, (re)bundle and (re)position mobile telecommunications as part of their overall service offering. Likewise, we help our partner MNOs to improve the usage of their networks by also directly contracting additional MVNOs for which we attractively bundle our systems capabilities with the partner MNO’s airtime.

Network Exchange Partners

Our Network Exchange Partners secure mutual network access and interconnection on a country by country and voluntary basis.  Through this cooperation, we are able to leverage our own network of regulated interconnections by exchanging these interconnections with network access in countries where we are not present. Thus, Network Exchange Partners allow us to enlarge our network without any of the often prohibitively high capital expenditures.

Content & Customized Mobile Services Partners

These partners can have a dual purpose whereby they are both a supplier as well as a marketing client. Essentially Content and Customized Mobile Services Partners provide a broad array of content and services available for distribution through our mobile and fixed line networks which are then promoted and sold by a variety of our marketing partners.  However, at the same time we may also generate revenue from such Content and Customized Mobile Services Partners by providing them with all of the tools required to exploit and promote their content and services through our delivery platforms.

Roaming & LCR Wholesale Origination/Termination Partners

Our network is connected to over a dozen Wholesale Partners that work together on a commercial basis to provide each other with “Least Cost Routing” and roaming capabilities to globally originate and terminate fixed and mobile calls at the best possible cost/quality levels.

Management & Personnel

During 2008 we further strengthened our organization in order to prepare ourselves for our current operational and revenue growth strategy, especially in the area of mobile services, by hiring engineers and software developers to expand our VoIP, Intelligent Network Platform, and Billing-CRM capabilities. We furthermore contracted, also through the acquisition of Moba, high level project managers that are capable of covering the whole process of customer acquisition, customized design, implementation and provisioning of the mobile platform capabilities required by our MNO and MVNO customers.

On December 15, 2008 our board of directors appointed Mark Nije as the Chief Financial Officer after Willem Ackermans resigned from the board of directors and from his position as CFO.

In addition to our corporate management staff, as of December 31, 2008 we employed 47 full time and 2 part time employees. We have retained, on a long term basis, the services of 21independent contractors. We consider relations with our employees and contractors to be good. Each of our current employees and contractors has entered into confidentiality and non-competition agreements with us.

At the same time we are pursuing the aforementioned opportunities, Management is attempting to improve the internal structure of the organization in order to realize a fully integrated organization. This will have to be achieved not only on a corporate level but also in the financial, technical and operational departments of the Company in order to implement new services, connectivity in new countries, and additional capacity.

Competition

We experience fierce competition in each of the market segments in which we operate.

Traditional Telecom Services

In all segments where we offer traditional telecom services like carrier (pre) select/dial around/2-stage dialing services, premium rate and toll free services, we encounter heavy competition. Our stiffest competition comes from each of the incumbent telecom operators such as BT, France Telecom, KPN, Telefonica, Telecom Italia and Telekom Austria. The strongest price competition usually comes from smaller, locally established and/or regional players, although also newer Pan-European carriers like Colt Telecom position themselves more and more as very aggressively priced competition

Mobile Services

We face competition from other MVNE’s, as well as from the traditional MNO’s.

An average MNO may have a few dozen technology suppliers; each may deliver a part of the overall network, switching, control and administrative systems that together create a mobile carrier that may service millions and millions of retail customers. Likewise, many companies are aiming to become a vendor/partner of a MNO in order to assist the MNO to better service their wholesale business towards MVNO’s. Some companies try to achieve this by selling various core components as a more traditional vendor: stand alone switching systems, billing systems, CRM systems, Intelligent Network systems, etc. Examples of our competition in this market are companies like Highdeal, Comverse, Geneva, Amdocs and Artilium. In such cases the MNO often contracts with a system integrator like Cap Gemini or Atos Origin to help them to integrate all these components into effectively working systems. Recently, more and more of these system integrators not only position themselves anymore as onetime integrators, but they are also looking to assume the role as an on-going service providers, keeping (part of) the system up and running on behalf of the MNO; examples are Cap Gemini, Atos Origin, EDS, Accenture, and IBM. Likewise, various vendors themselves assumed such roles of managing and operating the systems they supplied. As such, we also face competition from traditional telecom infrastructure companies like Nokia-Siemens, Ericsson and Alcatel.

As a consequence of these purchasing and outsourcing policies, many MNO’s have over the years assembled large teams, sometimes as large as a dozen or more vendors/integrators/service providers, whereby each of them delivers a crucial part of the overall required capabilities. Not only have such larger teams, usually involving hundreds of full time consultants, been requiring very intense vendor management attention from the MNO to coordinate them, the result was often a very complex operational structure and work environment for both the MNO as well as the MVNO to work with. Instead of bringing superior, flexible services at affordable cost levels that were supposed to better position the MNO to easily go after MVNO business, the MNO is often struck with a whole range of hard to manage, inflexible and expensive (and sometimes even incompatible) platforms, that actually undermine the capability of the MNO to successfully and profitably compete for MVNO business. Existing MVNO’s threaten to migrate to another network provider, while new prospect are lost to other MNO’s that do provide more flexible and affordable service.

Being positioned for many years as an outsourcing partner for other businesses that require telecoms as a part of their overall service offering, we believe we can assist MNO’s to simplify and streamline these outsourced system requirements. One of the key elements in our offering in fixed telecommunications has always been that all network, switching, control and administrative elements would function within one system, and that our B2B customer would be able to self-manage such system through an easy to use web based interface. In designing its MVNE platform, our company has kept the same philosophy in place. As a result, a MNO would only require one managed service provider to fully offer any possible service requirement any type of MVNO may have. We therefore believe that we not only eliminate an intense and costly vendor management role, but at the same time offer flexible, superior service levels at a much lower operational cost.

Other companies that have positioned themselves as a MVNE platform provider, aiming to assume the same role of a one stop solution provider to MNO’s, and as such are direct competitors of us, include Aspider, primarily active in the Netherlands, Vistream/Materna, primarily active in Germany, Effortel, primarily active in Belgium and Italy,  Transatel, primarily active in France, Telcordia, primarily active in North America, Virtel, primarily active in Australia and the combination Artilium/Atos Origin, active throughout Europe. However, none of them cover the same depth and width of platform capabilities as Elephant Talk provides. On top of that, on the supplier/vendor side we believe we compete favorably with all the earlier mentioned telecom system vendors and integrators. Even though we believe our company has a very good offering at a competitive pricing level, many of our competitors may develop a comparable, fully integrated MVNE platform in the near future. As many of these competitors are much larger companies than ours, with much higher profiles, it may very well be that these competitors will successfully sell their higher priced, less capable solutions  than comparable Elephant Talk systems.

           Although we believe we will continue to create excellent opportunities for MNOs to increase the addressable market they can service profitably, many MNOs may still prefer to compete directly with us, not only for the business of larger MVNOs, but also in servicing the many smaller MVNOs. This situation may become more likely if new technologies make it easier for the MNOs to service both larger and smaller non-retail customers directly on a lower cost basis. Also, other MVNEs may create strong competition, especially if such new MVNEs will be created by competing MNOs as a consequence of our success in profitably cooperating with other MNOs that already have a successful MVNE relationship with us.

Legal Structure of our Company

The following chart illustrates our structure as of December 31, 2008.

We were incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation, and were  involved in the manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and we changed our name to Staruni Corporation. On January 4, 2002, Staruni Corporation merged with Elephant Talk Limited, a company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc. This name change was done in conjunction with the merger and to emphasize that the our new focus is the business of Elephant Talk Limited.

In 2007 we grew substantially primarily as a result of the acquisition, effective January 1, 2007, of Elephant Talk Communication Holding AG (formerly known as “Benoit Telecom Holding AG”) by Elephant Talk Europe Holding B.V. In addition we acquired 3U Telecom Srl (renamed to Elephant Talk Communications France S.A.S.) and incorporated Elephant Talk Global Holding B.V (The Netherlands)., Elephant Talk Business Services W.L.L. (Bahrain) and Elephant Talk Communications Luxembourg S.A. (Luxembourg

On February 4, 2008 Elephant Talk Guangzhou IT LTD, was incorporated in the Peoples Republic of China, as a 100% subsidiary of Elephant Talk Global Holding BV. The purpose of this company is to provide software development and network maintaining services for us.

On March 20, 2008 Elephant Talk Caribbean BV was incorporated in the Netherlands as a 100% subsidiary of Elephant Talk Global Holding B.V. The purpose of this subsidiary is to act as the joint venture partner with United Telecom Services NV (UTS N.V.) in an entity to be formed in Curacao, Netherlands Antilles. ET-UTS NV was incorporated in Curacao, the Netherland Antilles, on April 9, 2008 as a 51% subsidiary of Elephant Talk Caribbean B.V. with the remaining 49% owned by our joint venture partner UTS N.V. The purpose of ET-UTS NV is to design, install, maintain and exploit WIFI and WIMAX networks in the Caribbean area and Surinam.

 On August 14, 2008 we changed the name of Cardnet Clearing Services BV, a wholly-owned subsidiary of Elephant Talk Europe Holding BV, to Elephant Talk Mobile Services BV. This company’s primary objective is to act as our vehicle to contract Mobile Virtual Network Operators in the Netherlands.

On September 1, 2008 Elephant Talk Europe Holding BV acquired 100% of Moba Consulting Partners BV to obtain expertise and manpower for certain aspects of the implementation of the Mobile Virtual Network Operators on our platform.

In 2008 the following entities were dissolved/de-registered as they were not active and we did not foresee any future purpose for them: ET Stream Limited, Full Mark Technology Limited and Jinfuyi Technology Limited. These entities were all full subsidiaries of Elephant Talk Limited.

Reverse Stock Split

On December 28, 2007, our board of directors approved a 1-for-25 reverse stock split (the “Reverse Split”) of our outstanding common stock, no par value per share (the “Common Stock”). The Reverse Split was duly approved by a majority of our stockholders on January 15, 2008.   Pursuant to the Reverse Split, every twenty-five (25) shares of our issued and outstanding Common Stock as then classified were, as of the open of business on June 11, 2008, reclassified and combined into one (1) whole post-split share of our Common Stock. No fractional shares of our Common Stock will be issued in connection with the Reverse Split. Any fractional shares were rounded up. There was not a corresponding reduction in our authorized Common Stock. The Reverse Split was effected at the open of business on June 11, 2008 (the “Record Date”), and the post-split shares began trading on the OTC Bulletin Board at the opening of business on the Effective Date.  Upon effecting the Reverse Split, we satisfied our obligations to issue approximately 31,124,255 shares of Common Stock.

Presentation of Stock quantities in the current Annual Report

As a result of the Reverse Stock split all numbers in this Annual Report relating to shares are denominated and (where relevant) recalculated into post-split quantities.

RISK FACTORS

Risks Related to Our Company

Our substantial and continuing losses, coupled with significant ongoing operating expenses, raise doubt about our ability to continue as a going concern.

We have incurred net losses of $16,015,359 and $12,057,732 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we had an accumulated deficit of $44,695,109 which has resulted in our need to raise capital from certain related parties totaling $35.3 million through December 31, 2008.

Such losses will continue during 2009 due to ongoing operating expenses and a lack of revenues sufficient to offset operating expenses plus the need to fund the future development to satisfy our potential customers’ needs. We have raised capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involve considerable expense, and will continue to do so - provided market conditions allow us.

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

Much of our business is consumer driven, and to the extent there is a decline in consumer spending, we could experience a reduction in the demand for our services and a decrease in our revenues, net income and an increase in bad debts arising from non-payment of our trade receivables. Although we have seen a slow-down in our existing revenues, it is too early to predict what effect the current “credit crisis” may have on us and we will need to carefully monitor our operating costs as the effects of the current economic issues become known.

We expect to continue to spend significant amounts to acquire businesses and to expand our current technology. As a result, we will need to raise additional capital until we generate significant additional revenue to achieve profitability.  Such capital may not be available on favorable terms, if at all.

We currently derive virtually all of our revenue from the premium rate services business activity.

If significant changes occur in market conditions pertaining to this type of service it could have an adverse impact on our business, results of operations and financial condition.

We have recently shifted our business strategy, and we may not prove successful in our new focus.

In 2006, we began to expand our focus from the market of fixed line telecommunication services to mobile telecommunication and system integration services. We have limited experience in these areas, therefore we may not be able to enter and compete in these markets, or achieve profitability.

We did not maintain effective financial reporting processes due to lack of personnel and technological resources.

We have a small number of employees dealing with general administrative and financial matters as well as with matters relating to the reporting requirements of the Securities Exchange Act of 1934. This constitutes a weakness in our internal controls over financial reporting.

At present, our ability to rectify the weaknesses relating to our internal controls over financial reporting is limited due to budgetary constraints. If we cannot rectify these material weaknesses through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Management is reviewing possible improvements to internal controls, and compensating controls, and this focus will require management from time to time to devote its attention away from other planning, oversight and performance functions.

These efforts may not result in an improvement to our internal controls over financial reporting. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

We may not be able to integrate new technologies and provide new services in a cost-efficient manner.

The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our profitability or the industry generally. Technological developments may reduce the competitiveness of our systems & networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate anticipated revenue from such services.

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

We strive to broaden our solutions offerings as well as to increase the volume of voice and data traffic that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. We may pursue acquisitions in the future to further our strategic objectives. Acquisitions of businesses and customer lists involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management. Moreover, we may not be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating technologies and solutions, migrating the customer bases and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities.  Therefore, successful integration may not occur in light of these factors.

Uncertainties and risks associated with international markets could adversely impact our international operations.

We have significant international operations in Europe, the Middle East and the Far East. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and the pricing of, the local networks, enjoy better brand recognition and brand and customer loyalty, generally offer a wider range of product and services, and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. We may not be able to obtain the permits and operating licenses required for us to operate, obtain access to local transmission facilities on economically acceptable terms or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks.

 Because a significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could affect our reported results.

Currently all of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. Considering the fact that most income and expenses are not subject to relevant exchange rate differences, it is only at a reporting level that the translation needs to be made to the reporting unit of USD. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially distorting effect (either negative or positive) on the reported results of operations, not necessarily being the result of operations in real terms. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/EUR, USD/CHF, USD/HKD, USD/CNY and USD/BHD.

We historically have not engaged in hedging transactions but continue to assess on a regular basis the need to do so. However, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and retain customers that could adversely affect our net revenues, results of operations and financial condition.

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

Our positioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this position effectively, we must continue to implement and improve our operational and financial systems and controls, invest in development & engineering, critical systems and network infrastructure to maintain or improve our service quality levels, purchase and utilize other system and solutions, and train and manage our employee base. As we proceed with our development operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, sales and marketing and administrative resources. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

We could suffer adverse tax and other financial consequences if U.S. or foreign taxing authorities do not agree with our interpretation of applicable tax laws.

Our corporate structure is based, in part, on assumptions about the various tax laws, including withholding tax, and other relevant laws of applicable non-U.S. jurisdictions. Foreign taxing authorities may not agree with our interpretations or reach different conclusions. Our interpretations are not binding on any taxing authority and, if these foreign jurisdictions were to change or to modify the relevant laws, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our corporate structure materially impaired.

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

Our ability to compete depends, in part, on our ability to use intellectual property internationally. We rely on a combination of trade secrets, trademarks and licenses to protect our intellectual property. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others.  The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. The technology licensed by us may not continue to provide competitive features and functionality. Licenses for technology currently used by us or other technology that we may seek to license in the future may not be available to us on commercially reasonable terms or at all.

Risks Related to Our Industry

If competitive pressures continue or intensify and/or the success of our new products is not adequate in amount or timing to offset the decline in results from our legacy businesses, we may not be able to service our debt or other obligations.

There are substantial risks and uncertainties in our future operating results, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and incumbent local exchange carriers have intensified competitive pressures in the markets where we operate, and/or if we have insufficient financial resources to market our services. The aggregate anticipated margin contribution from our new products may not be adequate in amount or timing to offset the declines in margin from our traditional fixed line telecommunication services.

We experience intense domestic and international competition which may adversely affect our results of operations and financial condition.

The local and long distance telecommunications, data, broadband, Internet, VOIP and wireless industries are intensely competitive with relatively limited barriers to entry in the more deregulated countries in which we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies and cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability to effectively retain our existing customer base and generate new customers, either through our traditional network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives, as well as regulatory developments that may impede our ability to compete, such as restrictions on access to broadband networks owned and operated by others. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VOIP, and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wire line services, such as wireless, broadband, Internet and VOIP services, are a substantial competitive threat. If we do not adjust our contemplated plan of development to meet changing market conditions and if we do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

If we are not able to operate a cost-effective network and system solutions, we may not be able to grow our business successfully.

Our long-term success depends on our ability to develop, design, implement, operate, manage and maintain reliable systems and cost-effective networks. In addition, we rely on third parties to enable us to expand and manage our global systems and networks and to provide local, broadband Internet and wireless services.

We are subject to potential adverse effects of regulation which may have a material adverse impact on our growth and financial performance.

Our operations are subject to constantly changing regulation. Future regulatory changes may have a material adverse effect on us, and regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our growth and financial performance.

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

Risks Related to Our Securities

Because our executive officers, directors and their affiliates own a large percentage of our voting stock, other shareholders’ voting power may be limited.

As of December 31, 2008, Steven van der Velden, Martin Zuurbier, Johan Dejager, Yves van Sante, Mark Nije, Bruce Barren and Roderick de Greef, our executive officers and directors, beneficially owned or controlled approximately 76% of our shares.  In particular, as of March 31, 2009, Rising Water Capital AG, an entity affiliated with the certain of the aforementioned individuals, beneficially owned 28,188,087 shares of our common stock.  If those shareholders act together, they will have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These shareholders may make decisions that are adverse to your interests.

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

Securities in the OTC market are generally more difficult to trade than those on the NASDAQ Capital Market or other stock exchanges. In addition, accurate price quotations are also more difficult to obtain. The trading market for our common stock is subject to special regulations governing the sale of penny stock.

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

Item 2.  Description of Property

Our principal executive office is located at Schiphol Boulevard 249, 1118 BH Schiphol, The Netherlands. The office is comprised of two offices with monthly rental of $3,805 and $3,324 with leases that expire on September 2011 and April 2013, respectively.  Since September 2008 we also lease office space at Wattstraat 52, 1171 TR, Sassenheim The Netherlands. We lease this office space for a monthly rental of $1,814 on a year-to-year basis. Elephant Talk Communications S.L.U. is currently leasing two office spaces at Paratge Bujonis, despacho 1 and 20, 17220 Sant Feliu de Guixols, (Girona) Spain, on a quarter-to-quarter lease at a monthly rent of $2,484. Elephant Talk Limited is currently leasing an office space at Room 2116, 21/F, Metro Centre II, 21 Lam Hing Street, Kowloon, Hong Kong, which lease expires on Aug 15, 2009 at a monthly rent of $3,090. In Guangzhou, China, we lease office space for a monthly rental of $4,213.

We are currently leasing space for its telecom switches, servers and IT platforms at data centers (“co-locations”) at a monthly rent of $29,626. We lease various co-location spaces in Guangzhou, Amsterdam, Madrid, Barcelona, Milan, Zurich, London, Paris, Vienna, Frankfurt and other locations where our telecommunications equipment are located.

We believe that the facilities currently under lease are adequate for our present activities, and that additional facilities are available on competitive market terms to provide for such future expansion of our operations as may be warranted.

Item 3.   Legal Proceedings

(a) Beijing Chinawind

On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing Chinawind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“CW”), filed two lawsuits against Guangdong Elephant Talk Network Consulting Limited, a company organized and existing under the laws of the People’s Republic of China and an agent of ours (“ETGD”), in the Beijing Civil Courts. The lawsuit alleged that a) ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “CW Agreement”), between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b) ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the CW Agreement, consideration of $1,000,000 through the issuance of our 400,000 common shares valued at $2.50 per common share. The lawsuit further alleged that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction

On October the 18th, 2007 the verdict from the Beijing Haiding Civil Court was given in the two cases.  The CW Agreement was confirmed to be effective. All requests from CW were rejected.  In addition, the Court confirmed the position of ETGD: that the resolutions of the shareholders’ meeting of China Wind held on January 27, 2007 are invalid, as the meeting was not conducted in a proper way.

On February 4, 2009, our board of directors decided to no longer pursue our interests in the concerned company, as the business perspectives are no longer seen as of value for us.

 (b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

As previously described in our 2004 Annual Report we and New Times Navigation Limited mutually agreed to terminate this purchase agreement. We returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 90,100 of our common stock out of the 204,000 issued by us for the purchase. In addition we issued 37 unsecured convertible promissory notes for a total amount of US$3,600,000. On our request 21 notes were returned with a total value of $2,040,000.

We are presently seeking relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return a total of 113,900 common shares (valued at $381,565) and also to have them return the remaining 18 unsecured convertible promissory notes representing a total amount of $1,740,000 and rescind the purchase agreement. The case is currently pending.

 (c) Russelle Choi Litigation

On or about September 12, 2008, an action was commenced against us by Russelle Choi ("Choi"), our former CEO and director,  in the California Superior Court, Orange County, in a matter entitled Choi v. Elephant Talk Communications, Inc., Case No. 30-2008-00111874.  The complaint alleges that we breached a termination and consultancy agreement between us and Choi, resulting in damages of approximately $140,000, 120,000 stock options and attorney’s fees and costs. We have denied all material allegations of Choi’s complaint, and have asserted various affirmative defenses. We have placed Choi and the Court on notice of our intent to file a counterclaim against Choi for breach of fiduciary duty and fraud potentially giving rise to damages in excess of Choi’s claims against us.

(d) Manu Ohri Litigation

On March 26, 2009, an action was commenced against us in the state of California by Manu Ohri, our former Chief Financial Officer, alleging a breach of written contract, a breach of oral contract, and a common count for services rendered.   The suit requests, among other things, $427,816 in unpaid severance payments, $56,951 owed under an oral consulting agreement, and stock options payable under the oral consulting agreement with a net value of $622,000.  We intend to dispute these claims.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None

PART II

Item 5.  Market For The Registrant’s Common Equity, Related Stockholder Matters, And Purchases Of Equity Securities

Our common stock is listed for quotation on the OTC BB under the symbol “ETAK”.  The following chart sets forth the high and low per share bid prices as quoted on the OTC Bulletin Board for each quarter from January 1, 2007 through March 31, 2009, as adjusted for the 1-for-25 reverse stock split which took effect on June 12, 2008. These quotations reflect prices between dealers do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low
March 31, 2009	$0.70	$0.51
December 31, 2008	$0.90	$0.50
September 30, 2008	$1.75	$0.90
June 30, 2008	$2.00	$1.42
March 31, 2008	$1.75	$1.25
December 31, 2007	$2.38	$1.50
September 30, 2007	$2.25	$1.12
June 30, 2007	$2.55	$1.75
March 31, 2007	$2.75	$2.12

At March 31, 2009, we had approximately 3,264 record holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	732,018	$1.43	4,827,982
Equity compensation plans not approved by security holders	—	$—	—
Total	732,018	$1.43	4,827,982

Recent Sales of Unregistered Securities

Pursuant to a Consulting Agreement dated June 20, 2008, as amended July 9, 2008, we issued 325,000 shares of our common stock pursuant to our 2008 Long-Term Incentive Plan to a consultant in exchange for services to be rendered. The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In August of 2008, we consummated a final closing (the “Closing”) of our private placement offering (the “Offering”), an offering that started in May 2008, of Units comprised of shares of common stock (the “Shares”) and warrants to purchase shares of common stock (the “Warrants”, together with the Shares, the “Securities”) to accredited European investors (“Investors”). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In the second quarter of 2008 we sold an aggregate of 3,148,929 Shares at a exercise price of $1.05 per Share and delivered Warrants to purchase an aggregate of 3,148,926 shares of our common stock at a exercise price of $1.26 per share and Warrants to purchase an aggregate of 1,574,462 shares of our common stock at a exercise price of $1.47 per share.

In the third quarter of this year we sold an aggregate of 3,898,177 Shares at a exercise price of $1.05 per Share and delivered Warrants to purchase an aggregate of 3,898,653 Shares of our common stock at a exercise price of $ 1.26 per share and Warrants to purchase an aggregate of 1,949,327 shares of our common stock at a exercise price of $1.47 per share.

We sold in total 7,047,106 Shares at an exercise price of $1.05 and delivered Warrants to purchase an aggregate of 7,047,579 shares of our common stock at an exercise price of $1.26 per share and Warrants to purchase an aggregate of 3,523,789 shares of our common stock at an exercise price of $1.47 per share.

In 2008 we realized gross proceeds of $7,400,127 and net proceeds of $6,372,132 after the payment of placement fees which totaled $1,027,995.

On September 30, 2008, we issued 30,000 shares of our common stock to Redchip Companies, Inc. in consideration for consulting services related to investor relations.

On June 9, 2008, we and Rising Water Capital AG (“RWC”) entered into a settlement agreement, effective May 13, 2008 (the “Settlement Agreement”), whereby RWC agreed to convert the Note held by it in the amount of $3,500,000 and accumulated interest of $889,881 into our common stock. As a result, total number of shares post reverse stock split issued as a result of the conversion was 5,017,007, based on a post reverse stock split conversion price of $0.875.

On May 26, 2006, we executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with RWC.  On June 9, 2008, we and RWC entered into the Settlement Agreement whereby RWC agreed to convert the 2nd note principal amount of $3,000,000 and interest of $549,289 into our common stock. RWC also agreed to fund the remaining balance under the $3,000,000 note. In order to induce RWC to convert the promissory note, we agreed to reduce the conversion price of the $3,000,000 note to the price at which we offer our common stock in a subsequent financing with a minimum of $1,000,000 in gross proceeds. The conversion price was adjusted to reflect the reverse stock split. As a result, the total number of shares (pre Reverse Split 1:25) amounted to 84,506,891.  The number of post Reverse Stock Split shares issued as a result of the conversion was 3,380,276 (post reverse stock split price of $1.05).

Pursuant to the terms of the Settlement Agreement, upon conversion of the 2nd Note, we agreed to make an incentive payment to RWC, commensurate with any fees paid in connection with a financing, pro rata, based upon the aggregate amount raised in such financing, whether equity or debt, of at least $1.0 million (the “Incentive Payment”).

On February 3, 2009, 23,982 shares of common stock were issued to RWC as part of the Incentive Payment.  As a result of our private placement of securities in excess of $1.0 million, RWC is additionally entitled, as an Incentive Payment, approximately $451,915 in cash and was issued warrants to purchase 338,029 shares of our common stock at $1.05 per share, warrants to purchase 338,029 shares of our common stock at $1.26 per share and warrants to purchase 169,015 shares of our common stock at $1.47 per share.  In lieu of the cash payment to RWC was entitled, on January 2, 2009, RWC accepted 742,000 shares of our common stock, based on a conversion price of $0.60 per share.

In the fourth quarter of 2008, pursuant to four restricted stock agreements, we issued an aggregate of 2,420,833 to our non-executive directors in consideration for services rendered in connection with their positions on our board of directors.

The aforementioned securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of promulgated under the Securities Act.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividend on our common stock other than those generally imposed by applicable state law.

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this document.

Any forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered indicative of future performance. The factors that could cause actual results to differ materially include, but are not limited to: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than us, product development and commercialization risks, changes in governmental regulations, and changing economic conditions in developing countries and an inability to arrange additional debt or equity financing.

European telecommunications presence established

In January 2007, through the acquisition of various assets in Europe, we established a presence in the European Telecommunications Market, particularly in the market of Service Numbers like Toll Free and Premium Rate Services and to a smaller extent Carrier (Pre) Select Services. Furthermore, through the human and IT resources thereby acquired, we obtained additional expertise of telecom and multi-media systems, telecom regulations and European markets.

Telecom infrastructure & network

We currently operate a switch-based telecom network with national licenses and direct fixed line interconnects with the Incumbents/National Telecom Operators in seven (7) European countries, one (1) in the Middle East (Bahrain), and partnerships with telecom operators in Scandinavia, Poland and Germany, and France. Codec and media streaming servers are currently located in six centers geographically spread around the world.

Business Support and Operational Support System/IN/CRM-Billing platform

Together with the centrally operated and managed IN-CRM-Billing platform, we offer geographical, premium rate, toll free, personal, nomadic and VoIP numbers. Services are primarily provided to the business market and include traditional telecom services, VOIP, media streaming and distribution including the necessary billing and collection. Through our European and Chinese development centers, we develop in-house telecom and media related systems and software.

Mobile Services (MVNE/MVNO)

As of 2007 we positioned ourselves in Europe as a MVNE to MNO’s and MVNO’s offering a wide range of Mobile Enabling/Enhancing services through sophisticated, proprietary technology supported by multi-country operations with a focus on B-B, outsourcing /partnering strategy. Important milestones in this respect are:

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

 2. September 17, 2008. Hosting Agreement signed between T-Mobile Netherlands BV and Elephant Talk Holding AG, a 100% affiliate of Elephant Talk Europe Holding BV. T-Mobile is one of the 3 Mobile Network Operators in the Netherlands. Elephant Talk will, as exclusive Mobile Virtual Network Enabler for T-Mobile, connect Mobile Virtual Network Operators in the Netherlands to its platform, making use of the mobile network of T-Mobile.

Comparison of the fiscal years ended December 31, 2008 and December 31, 2007

Revenues and Cost of service

Change in reporting Income Statement

For comparison purposes we revised the classification categories of the 2008 income statement (versus previous filings) to telecommunication industry standards. To allow comparison, the 2007 Income Statement has been adjusted accordingly.

Revenue

Revenue recorded was $44,359,007 and $47,361,028 for the years ended December 31, 2008 and 2007, respectively. Revenue consisted of fixed line telecommunications services such as premium rate, carrier select, carrier pre-select, Freephone (toll free) and pre-paid calling cards services provided to a wide range of customers. Revenue decreased by $3,002,021 (-6%) in 2008 compared to 2007, primarily due to a declining demand in the European markets. The new geographical market for pre-paid calling cards, the Middle East, contributed to growth only on a minor level. The revenues from our mobile services as of the fourth quarter of 2008 are included in the revenue, but did not contribute materially to our overall revenue.

The variance between 2008 and 2007 revenue include a positive translation effect of $2.9 million.

Cost of service

Cost of service was $43,336,111 and $45,608,557 for the years ended December 31, 2008 and 2007, respectively. Cost of service include origination, termination, network and billing charges from telecommunications operators, outpayment costs to content and information providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, and data transmission services.  The cost of service increased from 96.3% to 97.7% of the total revenue as a result of diminishing contribution of higher margin services such as two stage dialing and carrier (pre) select.  The varience between 2008 and 2007 cost of service included a negative translation effect of $2.8 million.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses were $7,569,583 and $5,825,884 for the years ended December 31, 2008 and 2007, respectively. SG&A expenses increased by $1,743,699 (30%) in 2008 compared to 2007. The increase compared to 2007 was mainly caused by higher management & personnel expenses, cost of consultancy and legal expenses. Compared to 2007, 2008 SG&A include a translation effect of $0.5 million.

Non cash compensation to officers, directors and employees

Non cash compensation to officers, directors and employees was $1,266,155 and $5,045,502 for the years ended December 31, 2008 and 2007, respectively. Non-cash compensation is comprised of the expense related to shares of restricted common stock that are issued to management in connection with a compensation plan originated in the first quarter of 2007. The 2007 amounts include the expense associated with the initial sign on bonus provided to the management team. The variance between 2008 and 2007 non-cash compensation to officers, directors and employees include a negative translation effect of $0.1 million.

Depreciation and amortization of intangibles assets

Depreciation and amortization of intangibles assets expenses were $2,903,244 and $2,233,454 for the years ended December 31, 2008 and 2007, respectively. The variance between 2008 and 2007 depreciation and amortization of intangible assets includes a negative translation effect of $0.2 million.

Intangible assets impairment charge

The December 31, 2008 consolidated balance sheet includes: $4.5 million of intangible assets, net, and $6.3 million of fixed assets, net. Management updated its analysis of intangible assets and long-lived assets as of December 31, 2008, and we determined that certain assets were impaired and we recorded a charge to intangible assets of $3,730,524.

In the evalutation of its Intangible Assets, the Company estimated the discounted future cash flows directly associated with the asset and compared these to the asset's carrying amount. The assets impaired pertained primarily to the acquired two-stage dialing business and customer contracts and to a minor extent to obsolete licenses and registrations.

We assessed the carrying value of its intangible assets as of December 31, 2008.  As a result of this assessment, we determined that the value of certain specific intangible assets was higher than the estimated recoverable value, and as a result, incurred an impairment charge of $3,730,524 in 2008.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Beneficial conversion feature charge

In connection with the conversion of the second RWC Note we determined that in accordance with EITF 96-19 "Debtors Accounting for a Modification or Exchange of Debt Instruments" the $1,200,000 Beneficial Conversion feature resulting from the reduction in the conversion price as an inducement for the note holder to convert should be expensed in the P&L; accordingly, this adjustment was recorded in the third quarter of 2008.

Other Income and Expenses

Interest income was $42,258 and $101,324 for the years ended December 31, 2008 and 2007 respectively. Interest income was interest received on bank balances. Interest Expenses was $499,015 and $849,212 for the year ended December 31, 2008 and 2007, respectively. The interest expense decrease resulted from the conversion of promissory notes into equity.

Minority Interest

Our majority owned subsidiaries Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Communications Luxembourg SA, Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC incurred losses with a resultant positive charge of $88,808 attributed to minority shareholders’ interest in the year ended December 31, 2008.

Since two of these subsidiaries showed a negative stockholders equity position in the year ended December 31, 2008, we had to expense an additional minority interest charge in the income statement of $91,044.
 During the year ended December 31, 2007, our majority owned subsidiaries Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC incurred losses with a resultant positive charge of $43,325 attributed to minority shareholders’ interest.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as comprehensive income or loss. We recorded a loss of ($490,239) and a gain $1,426,498 for the year ended December 31, 2008 and 2007 respectively. The decrease is a result of the translation loss due to the changes of exchange value from Euro to USD.

Liquidity and Capital Requirements

We have an accumulated deficit of $45,035,192 at December 31, 2008. Historically we have relied on a combination of debt and equity financings to fund our ongoing cash requirements.  In June 2008, all outstanding debt financing was converted into equity.  In addition to the conversion of debt, in 2008 we received a total $7.4 million from the sale of our common stock and warrants to purchase our common stock to various investors.

Our cash balance at December 31, 2008, in combination with cash generated from operations, was sufficient to fund our operations into the first quarter of 2009.  In January, February and March of 2009, we received approximately $3.25 million (all agreements and amounts were entered into in Euro’s with a conversion rate of 1.30 EUR/USD.  Deviations may occur with our prior 8-K filings due to the use of different exchange rates) from QAT II Investments SA (“QAT”), a related party, pursuant to four separate loan agreements.  The loan agreements will be secured by future revenue streams arising out of any contractual relationship we may enter into in the Spanish mobile telecom market.  We believe that the additional capital provided by these agreements will fund our operations into the second quarter of 2009.  We are in ongoing discussions with QAT regarding additional borrowings to fund our capital requirements in the immediate future until a more permanent source of funding can be secured.  Although QAT and other related parties have invested, or have arranged for the investment of, a total of $35.4 million since 2005 – excluding the above referenced $3.25 million invested since December 31, 2008, and have since January 2009 demonstrated a willingness to fund our immediate capital requirements, there can be no assurance that they will continue to do so.

Given our need to raise additional funds, potentially in the immediate short term, we are actively engaged in discussions with potential financing sources in order to fund our expected cash requirements generated by future operations, capital expenditures and potential acquisitions.  Although we have previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, the terms of such financing may be dilutive to existing stockholders or otherwise on terms not favorable to us. Further, the current global financial situation may offer additional challenges to raising the capital we require. If we are unable to secure additional capital, as circumstances require, we may not be able to continue our operations.

As a result of our financial position our auditors’ have included in their report for our 2008 financial statements, a statement concerning our ability to continue as a “going concern”.  If we are unable to continue as a going concern, we may be unable to realize our assets and discharge our liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities was $6,278,741 versus a use of $3,449,351 in 2007. This increase in use of cash is largely due to an increase of operating losses (after adjusting for non-cash items) in 2008 versus 2007 and to a smaller extent the deterioration of working capital compared to 2007.

Investment Activities

Net cash used in investment activities for the year ended December 31, 2008 was $2,347,133. Cash used to purchase plant and equipment was $2,178,478, increase in restricted cash of $168,654 and cash paid for the acquisition of subsidiary was $1.

Financing Activities

Net cash received by financing activities for the year ended December 31, 2008 was $6,192,132. We received $7,400,127 from the sales of shares, received $402,425 of payments from our joint venture partner in Curacao and paid $1,737,915 for placement fees of funding received.

As a result of the above activities, we had a cash and cash equivalent balance of $1,656,546 as of December 31, 2008, a net decrease in cash and cash equivalent of ($2,709,766) for the year ended December 31, 2008. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing in the immediate term.

Application of Critical Accounting Policies and Estimates

Revenue Recognition, Cost of Service and Deferred Revenue

Premium rate services represent our primary revenue source.  Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured. We derive revenue from activities as a fixed-line and mobile telecom provider with its network and its own switching technology.

Other than prepaid calling cards, we bill our customers for all services on a monthly basis and recognize revenue as the services are consumed and billed. As to the prepaid calling card services we recognize revenue as the services are provided. Revenue represents amounts net of value added tax and inter-company revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since we recognize revenue upon performing the services.

Stock-based Compensation

Effective January 1, 2006, we adopted Statement No.123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, we accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

Intangible Assets & Impairment of long lived assets & business combinations

We assess the recoverability of the carrying value of long-lived assets. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. In addition, we assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. The purchase price includes the direct costs of the acquisition. However, beginning in fiscal 2009, acquisition-related costs will be expensed as incurred, in accordance with Financial Accounting Standards Board (“FASB”) issued revision to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”(SFAS 141(R)). Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development.

Impact of Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the non-controlling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. In February 2008, the Financial Accounting Standards Board or FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination).Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition and disclosures

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to fair value financial assets and liabilities. We chose not to make the election, and therefore the adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations, financial condition and disclosures.

The carrying value of our financial assets and liabilities, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost basis and approximate fair value because of the short-term nature of these instruments. The carrying value of our notes payable approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May of 2008, FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. We not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. We do not believe this pronouncement will impact its financial statements.

EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.

Material Transactions

Settlement Agreement, entered by and between the Company and Rising Water Capital AG.

 On June 9, 2008, we and Rising Water Capital, AG, or RWC, entered into a settlement agreement, effective May 13, 2008, which we refer to as the Settlement Agreement, whereby RWC agreed to convert certain promissory notes held by it in the amount of $3.5 million and $3 million (excluding accrued but unpaid interest) respectively, into our  common stock. RWC also agreed to fund the remaining balance under the $3 million note. In order to induce RWC to convert the promissory notes, we agreed to reduce the conversion price or the $3 million note to the price at which we offered our common stock in a subsequent financing with a minimum of $1,000,000 in gross proceeds. The conversion price was also adjusted to reflect our one-for-twenty five reverse stock split, effective June 11, 2008.

At the time of execution of the Settlement Agreement, Steven van der Velden, our Chief Executive Officer and Director, as well as our Directors Johan Dejager and Yves van Sante, were directors of Q.A.T. Investments SA, or QAT. Mr. van der Velden owns approximately 30.79% of QAT, which owns approximately 51% of the outstanding capital stock of RWC. In addition, Messrs. Dejager and van Sante own approximately 7.28% and 6.21% of the outstanding capital stock of QAT, respectively. Additionally Mr. van der Velden owns indirectly approximately 17% in RWC. The Settlement Agreement was negotiated by our independent directors.

Private Placement Offering

In August of 2008, we consummated a final closing of our private placement offering, an offering that started in May 2008, of Units comprised of shares of common stock and warrants to purchase our shares of common stock to accredited European investors.  We sold in total 7,047,106 shares of common stock at a exercise price of $1.05 and delivered warrants to purchase an aggregate of 7,047,579 shares of our common stock at an exercise price of $1.26 per share and warrants to purchase an aggregate of 3,523,789 shares of our common stock at an exercise price of $1.47 per share.

Letter of Intent signed with Vodafone Espaňa S.A.U.

On September 11, 2008, we executed a Head of Agreement by and among us and Vodafone España, S.A.U. pertaining to the implementation and operation of a Mobile Service Platform for the Spanish Market. The Head of Agreement provides that we will work with Vodafone España, S.A.U. in good faith towards the signing of a definitive agreement with respect to the development and implementation of the Mobile Service Platform on or before March 31, 2009, and that during such period neither we nor Vodafone España, S.A.U. shall negotiate or reach any agreement with a third party to launch a Mobile Service Platform in the Spanish market.

Mobile Virtual Network Enabler Hosting Agreement by and among Elephant Talk Communication Holding AG and T-Mobile

On September 17, 2008, Elephant Talk Communication Holding AG (“ETAG”), our wholly-owned subsidiary, entered into a Mobile Virtual Network Enabler Hosting Agreement, which we refer to herein as the T-Mobile Agreement, with T-Mobile Netherlands B.V., pursuant to which T-Mobile Netherlands B.V. agreed to provide hosting services to ETAG in order to enable ETAG to market and sell MVNE services to its MVNO customers using T-Mobile Netherlands B.V.’s network. ETAG agreed to purchase the hosting services as an independent contractor and to sell to third parties for its own account. The T-Mobile Agreement has a term commencing on the date of the agreement and ending on the five year anniversary of the date upon which ETAG commercially launches the hosting services. As of September 18, 2008, the platform for the hosting services was operational.

Item 8.  Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Elephant Talk Communications, Inc.

We have audited the accompanying consolidated balance sheet of Elephant Talk Communications, Inc. as of December 31, 2008 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Communications, Inc. at December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $16.0 million, used cash in operations of $6.3 million and had an accumulated deficit of $44.7 million that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Elephant Talk Communications, Inc.

We have audited the accompanying consolidated balance sheet of Elephant Talk Communications, Inc and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of  Elephant Talk Communications, Inc and Subsidiaries as of December 31, 2007 and the consolidated income statements and their consolidated cash flows for the  year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 23 (as per the Form 10k filed on April 15, 2008) to the consolidated financial statements, the Company had a net loss of $12,057,732, a working capital deficit of $24,429,464 an accumulated deficit of $29,019,832 and cash used in operations of $3,449,351. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 23. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has made certain reclassifications to the consolidated financial statements for 2007 to conform to the presentation reflected in the consolidated financial statements for 2008.

/s/ Kabani & Company, Inc.

Los Angeles, California

March 20, 2008

ELEPHANT TALK COMMUNICATIONS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2008 AND 2007

	2008	2007*)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,656,546	$4,366,312
Restricted cash	191,209	23,266
Accounts receivable, net of allowance for doubtful accounts of $503,102 and $146,215 at December 31, 2008 and December 31, 2007 respectively	4,574,013	4,438,224
Prepaid expenses and other current assets	1,916,967	372,331
Due from related parties	—	18,514
Total Current Assets	8,338,735	9,218,647

LONG TERM DEPOSITS	310,356	442,853

PROPERTY AND EQUIPMENT, NET *)	6,345,113	5,336,935

INTANGIBLE ASSETS, NET *)	4,461,869	9,609,793

TOTAL ASSETS	$19,456,073	$24,608,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Overdraft	$322,903	$197,815
Accounts payable and customer deposits	5,809,211	4,857,229
Deferred revenue	220,058	93,661
Accrued expenses and other payables	1,890,004	3,011,267
Shares to be issued	619,057	18,255,065
Convertible promissory note - related parties	—	6,484,063
Advances from third parties	274,762	201,191
Loans payable	881,035	875,432
Due to related parties	—	115,241
Total Current Liabilities	10,017,030	34,090,964

LONG TERM DEBT	402,425	—

MINORITY INTEREST	191,767	231,575

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 250,000,000 shares authorized, 50,433,260 issued and outstanding as of December 31, 2008 compared to 9,536,107 shares issued and outstanding as of December 31, 2007	52,933,209	17,868,448
Accumulated other comprehensive income	946,834	1,437,073
Accumulated deficit	(45,035,192)	(29,019,832)
Total Stockholders' Equity (Deficit)	8,844,851	(9,714,311)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,456,073	$24,608,228

*) 2007 figures are reclassified for comparison reasons

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUES	$44,359,007	$47,361,028

COSTS AND OPERATING EXPENSES
Cost of service	43,336,111	45,608,557
Selling, general and administrative expenses	7,569,583	5,825,884
Non cash compensation to officers, directors and employees	1,266,155	5,045,502
Depreciation and amortization of intangibles assets	2,903,244	2,233,454
Intangible assets impairment charge	3,730,524	—
Total Costs and Operating Expenses	58,805,617	58,713,397

LOSS FROM OPERATIONS	(14,446,610)	(11,352,369)

OTHER INCOME (EXPENSE)
Interest income	42,258	101,324
Interest expense	(499,015)	(849,212)
Benificial conversion feature charge	(1,200,000)	—
Total Other Income (Expense)	(1,656,757)	(747,888)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(16,103,367)	(12,100,257)
Provision for income taxes	(800)	(800)

LOSS BEFORE MINORITY INTEREST	(16,104,167)	(12,101,057)
Minority interest	88,808	43,325

NET LOSS	(16,015,359)	(12,057,732)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(490,239)	1,426,498
	(490,239)	1,426,498

COMPREHENSIVE LOSS	$(16,505,598)	$(10,630,434)

Net loss per common share and equivalents - basic and diluted	$(0.53)	$(1.27)

Weighted average shares outstanding during the period - basic and diluted	30,263,376	9,530,637

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Description	Common Shares	Common Amount		Subscrip- tions receivable		Other compre-hensive income (loss)		Accum-mulated Deficit	Total stock-holders Equity (Deficit)
Balance - December 31, 2006	238,265,927	$17,694,933		$(9,683)		$10,175		$(16,962,100)	$733,325
Reverse split	(228,729,820)
Advance adjusted against the purchase consideration		120,000							120,000
Subscription receivable				9,683					9,683
Amortization of Stock Options expense		53,515							53,515
Other Comprehensive income due to foreign exchange rate translation						1,426,898			1,426,898
Net Loss								(12,057,732)	(12,057,732)
Balance - December 31, 2007	9,536,107	$17,868,448		$—		$1,437,073		$(29,019,832)	$(9,714,311)

Shares issued sold before 2008	22,198,905	$13,423,636	$		$		$		$13,423,636
Conversion of RWC Promissory note 1	5,017,007	4,389,881							4,389,881
Conversion of RWC Promissory note 2	3,380,276	3,549,289							3,549,289
Shares issued and sold in 2008	7,047,106	7,400,127							7,400,127
Shares issued for management compensation	2,882,192	6,123,128							6,123,128
Shares issued for consultants	355,000	532,500							532,500
Shares issued for placement fee agent	16,667	25,000							25,000
Placement fees		(1,737,915)							(1,737,915)
Beneficial Conversion Feature		1,200,000							1,200,000
Amortization of Stock Options expense		159,113							159,113
Other Comprehensive loss due to foreign exchange rate translation						(490,239)			(490,239)
Net Loss								(16,015,359)	(16,015,359)
Balance - December 31, 2008	50,433,260	$52,933,208		$—		$946,834		$(45,035,191)	$8,844,851

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,015,359)	$(12,057,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,903,244	2,233,454
Provision for doubtful accounts	381,783	135,877
Stock based compensation	1,266,154	5,045,502
Minority interest	(88,808)	(43,325)
Amortization of Shares issued for Consultancy	135,417	—
Beneficial conversion feature charge	1,200,000	—
Intangible assets impairment charge	3,730,524	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(717,991)	991,412
(Increase) decrease in prepaid expenses, deposits and other assets	542,528	(183,556)
Increase (decrease) in accounts payable, proceeds form related parties and customer deposits	1,157,354	(916,376)
Increase (decrease) in deferred revenue	126,171	(11,444)
Increase (decrease) in accrued expenses and other payables	(899,758)	1,356,837
Net cash used in operating activities	(6,278,741)	(3,449,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,178,478)	(2,154,559)
Restricted cash	(168,654)	(23,266)
Cash paid for acquisition of subsidiary, net of cash acquired	(1)	140,556
Net cash used in investing activities	(2,347,133)	(2,037,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	127,495	26,000
Placement fees	(1,737,915)	—
Proceeds from note payable	—	561,520
Proceeds from sale of shares	7,400,127	8,498,471
Payments from related parties	402,425	—
Net cash provided by financing activities	6,192,132	9,085,991

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(276,023)	434,940
NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,709,766)	4,034,311
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,366,312	332,001
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,656,546	$4,366,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$7,527	$25,467

	2008	2007
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued to convert the notes payable to related parties and accrued interest	$7,939,171	$—
Beneficial Conversion Feature as a result of loss on conversion of the above Note to related party	$1,200,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1.  Introduction

Elephant Talk Communications is positioning itself as an international telecom operator and enabler/systems integrator to the multimedia industry by facilitating the distribution of all forms of content as well as mobile and fixed telecom services to its global telecommunications customers. The Company provides traditional telecom services, media streaming, and distribution services primarily to the business-to-business (B2B) community within the telecommunications market where it has a presence. Up until the reporting period the Company has mainly derived its revenues from traditional fixed-line services, whereby the first revenues from mobile services (MVNE/MVNO) have started as of the end of the reporting period.

Note 2.  Financial Condition and Going Concern

The Company has an accumulated deficit of $45,035,192 at December 31, 2008. Historically the Company has relied on a combination of debt and equity financings to fund ongoing cash requirements.  In June 2008, all outstanding debt financing was converted into equity.  In addition to the conversion of debt, in 2008 the Company received a total $7.4 million from the sale of shares of common stock and warrants to purchase common stock to various investors.

The cash balance at December 31, 2008, in combination with cash generated from operations, was sufficient to fund the Company’s operations into the first quarter of 2009.  From January until April 2nd of 2009, the Company received approximately $3.25 million (all agreements and amounts were entered in euro’s with a conversion rate used of 1.30 EUR/USD, deviations may occur with 8-K filings due to different exchange rate usage) from QAT II Investments SA (“QAT”), a related party, pursuant to four separate loan agreements.  The loan agreements will be secured by future revenue streams arising out of any contractual relationship the Company may enter into in the Spanish mobile telecom market.  The Company’s management believes that the additional capital provided by these agreements will fund operations into the second quarter of 2009.  Management is in ongoing discussions with QAT regarding additional borrowings to fund the capital requirements in the immediate future until a more permanent source of funding can be secured.  Although QAT and other related parties have invested, or have arranged for the investment of, a total of $35.4 million since 2005 through December 31, 2008, and have since January 2009 demonstrated a willingness to fund the Company’s immediate capital requirements for an additional $3.25 million, there can be no assurance that they will continue to do so.

Given the need to raise additional funds, potentially in the immediate short term, we are actively engaged in discussions with potential financing sources in addition to QAT in order to fund the expected cash requirements generated by future operations, capital expenditures and potential acquisitions.  Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, that the terms of such financing may be dilutive to existing stockholders or otherwise on terms not favorable to the Company or existing shareholders. Further, the current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, as circumstances require, we may not be able to continue operations.

As a result of the Company’s financial position our auditors’ have included in their report for our 2008 financial statements, a statement concerning our ability to continue as a “going concern”.  If we are unable to continue as a going concern, we may be unable to realize our assets and discharge our liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Note 3. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2008 and December 31, 2007 include the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiary Elephant Talk Communications S.L.U., its wholly-owned subsidiary Elephant Talk Mobile Services B.V.( formerly known as Cardnet Clearing Services B.V), its wholly-owned subsidiary Elephant Talk Communication Austria GmbH, its wholly-owned subsidiary Vocalis Austria GmbH, its wholly-owned subsidiary Elephant Talk Communications Italy S.R.L., its wholly-owned subsidiary ET-Stream GmbH, its wholly-owned subsidiary Elephant Talk Communication Carrier Services GmbH, its wholly-owned subsidiary Elephant Talk Communication (Europe) GmbH, its wholly-owned subsidiary Elephant Talk Communication Schweiz GmbH, its wholly-owned subsidiary Moba Consulting Partners B.V.,its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its wholly-owned subsidiary Elephant Talk Communications France S.A.S., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its wholly-owned subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Guangzhou Elephant Talk Information Technology Limited., its wholly-owned Elephant Talk Caribbean B.V., its majority owned (51%) subsidiary ET-UTS N.V., its wholly-owned subsidiary Elephant Talk Limited, its wholly-owned subsidiary Full Mark Technology Ltd., its wholly-owned subsidiary Jinfuyi Technology Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (50.49%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.

For comparative purposes, certain prior period amounts have been reclassified to facilitate comparisons with the current year financial reporting.

Use of Estimates

The preparation of the accompanying financial statements conforms with accounting principles generally accepted in the United States of America and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates and assumptions.

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

Foreign Currency Translation

The functional currency was Euros for its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with SFAS 52, net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income (loss). Foreign currency translation gains and losses are included in consolidated income (loss). The accumulated other comprehensive income as December 31, 2008 and 2007 was $946,834 and $1,437,073, respectively. The foreign currency translation gain (loss) for the years 2008 and 2007 was ($490,239) and $1,426,498, respectively.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposited as bank guarantee for interconnects.

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis.  As of December 31, 2008 and December 31, 2007 the allowance for doubtful accounts was $503,102 and $146,215, respectively.

Revenue Recognition and Deferred Revenue

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured. The Company derives revenue from activities as a fixed-line and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue).  The Company recognizes revenue from prepaid calling cards as the services are provided.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $220,058 and $93,661 as of December 31, 2008 and December 31, 2007, respectively.

Cost of service

Cost of service include origination, termination, network and billing charges from telecommunications operators, outpayment costs to content and information providers, network costs, data centre costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice and data transmission services.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and reimbursement arrangements among related entities, the process of identifying items of revenue and expenses that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. We also assess temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting differences. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We may record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. Although we believe that our estimates are reasonable and that we have considered future taxable income and ongoing prudent and feasible tax strategies in estimating our tax outcome and in assessing the need for the valuation allowance, there is no assurance that the final tax outcome and the valuation allowance will not be different than those that are reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision, net income and cash balances in the period in which such determination is made.

Effective October 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”), which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

We have filed or are in the process of filing tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome is unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial condition or cash flows.

Comprehensive Income/(Loss)

Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For 2008 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

Property and Equipment, Internally Developed and third party Software

Property and equipment are initially recorded at cost.  Additions and improvements are capitalized, while expenditures that do not enhance the assets or extend the useful life are charged to operating expenses as incurred.  Included in property and equipment are certain costs related to the development of the Company’s internally developed software technology platform.  The Company has adopted the provisions of the AICPA Statement of Position No. 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1).

The Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Depreciation applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “projects under construction” to a property and equipment asset subject to depreciation in accordance with the principle described in the previous sentence.

Intangible Assets

In accordance with SFAS No. 142, intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

Fair Value Measurements

Effective January 1, 2008, the Company adopted (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. The adoption of this statement with respect to the Company’s financial assets and liabilities, did not impact the Company’s consolidated results of operations, financial condition and disclosures.

 Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to fair value financial assets and liabilities. The Company chose not to make the election, and therefore the adoption of this statement with respect to the Company’s financial assets and liabilities, did not impact the Company’s consolidated results of operations, financial condition and disclosures.

 The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost basis and approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s notes payable approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

Recently Issued Accounting Pronouncements

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The amendment had no impact on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating internal processes to ensure that it addresses the accounting implications of SFAS 141 (R) for any future acquisitions.

In March of 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

In February 2008, the Financial Accounting Standards Board or FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination).Therefore, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only.

EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.

Note 4.  Acquisitions and New Incorporations

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

On February 4, 2008 Elephant Talk Guangzhou IT LTD, was incorporated in the Peoples Republic of China, as a 100% subsidiary of Elephant Talk Global Holding BV. The purpose of this company is to provide software development and network maintaining services for us.

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

On August 20, 2008 an agreement for the 100% acquisition of Moba Consulting Partners BV was signed by Elephant Talk Europe Holding BV, with effective date September 1, 2008. The acquisition price was $1.00 plus 50,000 warrants of ETC (exercise price of $2.25), Inc. The main objective of this acquisition is to acquire expertise and manpower for certain aspects of the implementation of Mobile Virtual Network Operators on the platform of Elephant Talk.

Note 5.  Long term earnest deposit

Long term earnest deposits to various telecom carriers during the course of its operations amount to $310,356 as at December 31, 2008 compared with $442,853 for the same period of 2007.  The deposits are refundable at the termination of the business relationship with the carriers.

Note 6.  Prepaid expenses and other current assets

Prepaid expenses and other current assets recorded as $1,916,967 as of December 31, 2008, compared with $372,331 for the same period in 2007.  The 2008 amount consists of prepaid VAT and stock related compensations for management and consultants.

Note 7.  Property and Equipment

The Company has evaluated the nature of its systems engineering and software programming activities and relevance to its business activities and has concluded that the reclassification of these investments from Intangibles to Property and Equipment more accurately reflects the nature and financial reporting of the Company. Typically these investments pertain to the Company’s:

•	Intelligent Network (IN) platform

•	CRM software

•	Mediation, Rating & Pricing engine

•	Operations and Business Support software

•	Network management tools

Property and equipment at December 31, 2008 and 2007 consist of:

	Average
	Estimated Useful
	Lives	2008	2007*)
Leasehold improvements	3	$10,433	$36,897
Furniture and fixtures	5	78,278	194,322
Computer, communication and network equipment	3 - 10	6,395,032	6,083,545
Automobiles	5	133,202	137,726
Construction in progress		1,047,248	687,962
		7,664,193	7,140,452

Software (added to PP&E; see note below *)	5	4,632,430	2,517,771
Total Cost		12,296,623	9,658,223

Less: accumulated depreciation		-4,501,243	-3,656,228

Less: accumulated depreciation software *)		-1,450,267	-665,060
Total accumulated depreciation		-5,951,510	-4,321,288

		$6,345,113	$5,336,935

*) Software reclassed from Intangibles to Property and equipment

Depreciation expense amounted to $1,645,137 as of December 31, 2008, compared with $652,478 for the same period in 2007.

Included in the amounts for the period ended December 31, 2007, are reclassifications as follows: $2,517,771 reclassification of software from Intangible assets to Property and Equipment and $665,060 reclassification of software amortization from Intangible assets to Property and Equipment depreciation.

Note 8.  Intangible assets - Customer contracts, licenses and interconnections

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects acquired as part Benoit Telecom Holdings AG in January 2007.

The Company assessed the carrying value of its intangible assets as of December 31, 2008.  As a result of this assessment, the Company determined that the value of certain specific intangible assets was higher than the estimated recoverable value, and as a result, incurred an impairment charge of $3,730,524 in 2008.

Intangible assets as of December 31, 2008 and 2007 consisted of the following:

	Average
	Estimated Useful
	Lives	2008	2007*)
Customer Contracts, Licenses & Interconnect	5 - 10	$16,737,064	$15,219,998

Software (reclassed to PP&E; see note below *)	5	-4,632,430	-2,517,771
Total Cost		12,104,634	12,702,227

Less: Accumulated Amortization		-5,362,508	-3,757,494
Reclass accumulated amortization Software *)		1,450,267	665,060
Impairment of intangible assets		-3,730,524	—
Total Accumulated Amortization		-7,642,765	-3,092,434

		$4,461,869	$9,609,793

*) Software reclassed from Intangibles to Property and equipment

Estimated amortization for:

Years Ending December 31,
2009	$711,909
2010	672,557
2011	672,557
2012	668,145
2013	647,306
Thereafter	1,089,395
$4,461,869

Intangible asset amortization expense for the year ended December 31, 2008 totaled $1,258,107, compared to $1,580,976 for the same period of 2007.

 Included in the amounts for the period ended December 31, 2007, are reclassifications as follows: $$2,517,771 reclassification of software from Intangible assets to Property and Equipment and $665,060 reclassification of software amortization from Intangible assets to Property and Equipment depreciation.

Intangible Assets Impairment charge 2008

The Company assessed the carrying value of its intangible assets as of December 31, 2008.  As a result of this assessment, the Company determined that the value of certain specific intangible assets was higher than the estimated recoverable value, and as a result, incurred an impairment charge of $3,730,524 in 2008. In the evaluation of its Intangible Assets, the Company estimated the discounted future cash flows directly associated with the asset and compared these to the asset's carrying amount. The assets impaired pertained primarily to the acquired two-stage dialing business and customer contracts and to a minor extent to obsolete licenses and registrations.

Note 9.  Due from related parties

There were no amounts due from related parties as of December 31, 2008.  In 2007, the Company advanced $18,514 to entities that officers and/or shareholders have an ownership interest in.

Note 10.  Overdraft

In 2004, the Company executed a credit facility with a bank in Hong Kong pursuant to which the Company has borrowed funds from the bank. As of December 31, 2008 the overdraft balance included accrued interest amounted to $223,663 compared to $197,815 as of December 31, 2007.  The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time (see Note 12).  The newly acquired company Moba Consulting Partners B.V. had an overdraft of $99,240 on one of the company’s bank accounts.

Note 11.  Accrued Expenses

	2008	2007
Accrued Selling, General & Administrative expenses	$513,722	$877,901
Placement fees	491,100	—
Accrued cost of sales and network	14,140	521,398
Accrued taxes	227,896	43,941
Accrued interest payable	439,290	1,473,811
Other	203,856	94,216

Total accrued expenses	$1,890,004	$3,011,267

Note 12.  Advances from Third Parties

As at December 31, 2008 and 2007 the Company had $274,762 and $201,191, respectively as payable to third parties related to two litigations as mentioned in the legal proceedings section in this annual report.

Note 13.  Loans Payable

Loans payable at December 31, 2008 and 2007 are summarized as follows:

Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a director, and a third party	$320,520	$318,481
Installment loan payable, bank, monthly principal and interest payments of $2,797 including interest at bank's prime rate plus 1.5% per annum, 8.75% at December 31, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a director	191,516	190,299
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank's prime rate plus 1.5% per annum, 8.75% at December 31, 2007, due June 28, 2009, secured by personal guarantees of three shareholders and a director	85,154	84,612
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at December 31, 2007	283,845	282,040
	$881,035	$875,432

Elephant Talk Ltd has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which Elephant Talk Ltd has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $424,046 as of December 31, 2008. As a result of the default, the entire loan balance outstanding at December 31, 2007 is due and payable to the bank. Furthermore, Elephant Talk Ltd is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd has recorded $ 9,062 and $103,560 in interest expense and default interest expense, respectively, on loans payable as of December 31, 2008 and $12,218 and $132,262 in interest expense as of December 31, 2007.

Note 14.  Due to related parties

The Company received advances from entities that certain shareholders and former officers have an ownership interest and has payables to individuals who are shareholders of the company. These amounts are due on demand, unsecured and non-interest bearing.

As at December 31, 2008 and 2007, the due to related parties were as follows:

	2008	2007
Due to an entity related to a shareholder and former officer	$—	14,755
Due to shareholders and former officers	—	100,486
	$—	115,241

Note 15.  Long term debt

The company’s 51% owned subsidiary ET-UTS N.V. has received $402,425 in interest bearing (8% per annum) unsecured loans from UTS N.V., the 49% shareholder in the subsidiary. No maturity has been fixed.

Note 16.  Convertible promissory notes payable to related party

On December 15, 2005, the Company executed a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), an investor and an entity controlled by the Chief Executive Officer (see note 17 - Related Party Transactions), with funds to be drawn in stages. The Note was convertible during the term, in whole or in part, into shares of common stock at the conversion price of eighty seven and one-half cents ($0.875) of principal amount per share of common stock. The Note did not have any beneficial conversion feature attached to it since the conversion rate was equal to the market price of the common stock of $0.875, on the closing of agreement. The Note was convertible to the extent that the Company had sufficient authorized common stock. The Note had a term of thirty (30) months during which time interest at the rate of 10% per annum accrued from the date advances were drawn by the Company. The Note was secured by shares owned by an agent of the Company in its subsidiaries. The Note provided for a balloon payment of principal and accrued interest at maturity or conversion into common stock.

As of December 31, 2007, the entire principal of $3,500,000 had been received. The Company recorded a total accrued interest of $889,881. On June 9, 2008, the Company and RWC entered into a settlement agreement, effective May 13, 2008 (the “Settlement Agreement”), whereby RWC agreed to convert the aforementioned Promissory Note held by it in the amount of $3,500,000 and accumulated interest of $889,881 into common stock of the Company.
The Company recorded accrued interest expense of $154,583 and $350,000 for the year ended December 31, 2008 and 2007 respectively. The conversion price was $0.875 and a number of shares issued of 5,017,007.

On May 26, 2006, the Company executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with RWC. The 2nd Note had a term of thirty (30) months, during which time interest on the principal amount would accrue from the date of this 2nd Note at an annual interest rate of 10%. The 2nd Note provided for a balloon payment of principal and interest accrued at maturity. The 2nd Note is secured by shares owned or to be owned by (an agent of) the Company in its subsidiaries. The 2nd Note was also convertible during the term, in whole or in part, into common shares at a conversion price of one dollar and seventy five cents ($1.75) per share. The 2nd Note did not have any beneficial conversion feature attached to it since the conversion rate was equal to the market price of the common stock of $1.75 on the closing of agreement.

The Company recorded accrued interest of $549,289 and $417,321 as of December 31, 2008 and December 31, 2007 respectively.

The Company had received the entire principal of $3,000,000 as of June 9, 2008. Total accrued interest recorded was $549,289.  On June 9, 2008, the Company and RWC entered into the Settlement Agreement whereby RWC agreed to convert the aforementioned promissory note held by it in the amount of $3,000,000 and interest of $549,289 into common stock of the Company. RWC also agreed to fund the remaining balance under the $3,000,000 note. In order to induce RWC to convert the promissory note, the Company agreed to reduce the conversion price of the $3,000,000 note to the price at which the Company offers its common stock in a subsequent financing with a minimum of $1,000,000 in gross proceeds. The conversion price was $1.05 and a number of shares issued of 3,380,276.

In connection with the conversion of the second RWC Note the Company determined that in accordance with EITF 96-19 "Debtors Accounting for a Modification or Exchange of Debt Instruments" the $1,200,000 Beneficial Conversion feature should be expensed.

Note 17.  Related Party Transactions

RWC is the beneficial owner of 28,188,087 shares of the Company’s common stock.  Quercus Aimer Trust Investments SA (“QAT Investments”) holds a 51.3% ownership interest in RWC.  Additionally, Mr. van der Velden, the Company’s President and Chief Executive Officer, is the Chairman of QAT Investments, on the management board of QAT Investments and holds a 30.79% ownership interest in QAT Investments.  Mr. Nije, the Company’s Chief Financial Officer, is a principal at QAT Investments and holds a 0.32% ownership interest in QAT Investments.  Mr. van Sante, a Director of the Company, is the Chief Executive Officer of QAT Investments, on the management committee of QAT Investments and also holds a 33% ownership interest in Amelia & Associates SA (“Amelia”) which holds an 18.4% ownership interest in QAT Investments.  Mr. Dejager, a Director of the Company, is on the management board of QAT Investments and holds a 7.28% ownership interest in QAT Investments.  Interfield Consultancy CI Ltd. (“IFC”), a company wholly-owned by Mr. van der Velden, holds a 34% interest in RWC, of which approximately 17% is held in a fiduciary capacity for the benefit of Mr. Zuurbier, the Company’s Chief Operating Officer, Chief Technical Officer, and Director.

On August 22, 2007, the Board approved the sale of approximately 4,160,000 shares of restricted common stock of the Company to accredited investors.  As part of this transaction, CMV Invest CVA (“CMV”) agreed to purchase 1,728,697 shares of restricted common stock in the Company.  Mr. van der Velden holds a 27.25% ownership interest in CMV.

On May 8, 2008 the Company entered into a placement agent agreement with Quercus Management Group N.V. (“QMG”) and Amelia pursuant to which QMG and Amelia were each issued 16,667 shares of common stock of the Company in connection with their participation in the financing (the “2008 Financing”).  In addition, pursuant to the terms of the placement agent agreement, and as part of their compensation for acting as placement agent in a private offering of securities, QMG was paid a commission of $469,764 and issued warrants to purchase 357,172 shares of the Company’s common stock at $1.05 per share, warrants to purchase 357,172 shares of the Company’s common stock at $1.26 per share and warrants to purchase 178,586 shares of the Company’s common stock at $1.47 per share. QAT Investments owns 100% of the outstanding capital stock of QMG. Amelia was paid a commission of $458,231 and issued warrants to purchase 347,587 shares of the Company’s common stock at $1.05 per share (the market price of the common stock), warrants to purchase 347,587 shares of the Company’s common stock at $1.26 per share and warrants to purchase 173,794 shares of the Company’s common stock at $1.47 per share.

Pursuant to the terms of the Settlement Agreement, upon conversion of the 2nd Note, the Company agreed to make an incentive payment to RWC, commensurate with any fees paid in connection with a financing, pro rata, based upon the aggregate amount raised in such financing, whether equity or debt, of at least $1.0 million (the “Incentive Payment”).   See Note 15 – “Subsequent Events – Related Party Transactions”.

On September 26, 2008 CMV Invest II CVA (“CMV II”) purchased approximately 2,400,000 shares of common stock in the Company for approximately $2.5 million.  On September 30, 2008 CMV II purchased approximately 1,000,000 shares of common stock in the Company for approximately $1.1 million.  Additionally, CMV II holds warrants to purchase approximately 3,500,000 shares of common stock in the Company at $1.26 per share and warrants to purchase approximately 1,750,000 shares of common stock in the Company at $1.47 per share.  Mr. van der Velden holds a 40.75% ownership interest in CMV II.

Subsequent Events – Related Party Transactions

Loan agreements

On January 27, 2009, QAT II Investments SA, a closed-end fund of QAT Investments, entered into a loan agreement with the Company whereby QAT II Investments will provide the Company with $1,300,000.  According to the terms, the loan will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II Investments and the Company sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by June 30, 2009.  On February 15, 2009, February 23, and March 31, 2009 QAT II Investments entered into three loan agreements with the Company whereby QAT II Investments agreed to provide the Company with $650,000, $650,000 and $650,000 respectively.  The outstanding principal and interest shall become immediately due and payable in the event the Company fails to make required payments of principal and interest, or otherwise breaches the agreements and fails to cure such breach upon twenty (20) days notice, or if it disposes of its properties or assets without QAT II Investments’ prior consent, or if it files a petition for bankruptcy or otherwise resolves to wind up its affairs.  All agreements and amounts were entered in euro’s with a conversion rate used above of 1.30 EUR/USD, deviations may occur with 8-K filings due to different exchange rate usage.

In connection with the loan agreements, on March 30, 2009 we entered into a security agreement (the “Security Agreement”) with QAT II Investments.  The Security Agreement granted QAT II Investments a security interest in the revenues received by us under a Spanish MVNE Agreement which management expects to be entered into by the parties. (the “MVNE Agreement”).   The Security Agreement will terminate when all amounts due under the loan agreements have been paid in full by Registrant.

Payments made in connection with the 2008 Financing

On March 31, 2008, in lieu of cash compensation owed to QMG and Amelia for their services in connection with the 2008 Financing, we issued 34,000 shares of common stock  to QAT (at the request of QMG) and 33,000 shares of common stock to Amelia.

Due Diligence Agreement.

On February 23, 2009, the Company entered into a non-binding heads of terms agreement (the “HOT Agreement”) with ValidSoft Limited (“ValidSoft”), a corporation organized under the laws of the Republic of Ireland.  Under the proposed terms of the HOT Agreement the Company expects to enter into a definitive agreement to acquire 50.1% of ValidSoft (the “First Acquisition Agreement”) by effecting a subscription for new shares in ValidSoft as well as a purchase of shares of ValidSoft from existing ValidSoft shareholders.

In connection with the potential acquisition of ValidSoft, on March 16, 2009, the Company entered into an agreement with QMG under which QMG will conduct due diligence of ValidSoft in exchange for an amount equal to 3% of the consideration paid by the Company under the First Acquisition Agreement.

Stock issuance

On February 3, 2009, 23,982 shares of common stock were issued to RWC as part of the Incentive Payment.  As a result of the Company’s private placement of securities in excess of $1.0 million, RWC is additionally entitled, as an Incentive Payment, approximately $451,915 in cash and was issued warrants to purchase 338,029 shares of the Company’s common stock at $1.05 per share, warrants to purchase 338,029 shares of the Company’s common stock at $1.26 per share and warrants to purchase 169,015 shares of the Company’s common stock at $1.47 per share. In lieu of the cash payment to RWC was entitled, on February 2, 2009 RWC accepted 742,000 shares of our common stock, based on a conversion price of $0.60 per share.

Note 18.  Stockholders’ equity

(A) Common Stock

On December 28, 2007, our board of directors approved a 1-for-25 Reverse Split of our outstanding common stock, no par value per share (the “Common Stock”). The Reverse Split was duly approved by a majority of our stockholders on January 15, 2008.   Pursuant to the Reverse Split, every twenty-five (25) shares of our issued and outstanding Common Stock as presently classified were, as of the open of business on June 11, 2008, reclassified and combined into one (1) whole post-split share of our Common Stock. No fractional shares of our Common Stock will be issued in connection with the Reverse Split. Any fractional shares will be rounded up. There will not be a corresponding reduction in our authorized Common Stock. The Reverse Split was effected at the open of business on June 11, 2008 (the “Record Date”), and the post-split shares began trading on the OTC Bulletin Board at the opening of business on Effective Date, or at such time thereafter as trading occurs. Following the reverse stock split the Company executed a number of delayed share issuances which can also be found below.

 The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 50,433,260 common shares issued and outstanding as of December 31, 2008.  The shares issued and outstanding as per the stock transfer agent’s records are 50,679,153, and includes 245,900 shares which were cancelled by the Company prior to 2006. However, these shares were not returned to the stock transfer agent and never cancelled on records. These shares have been blocked for trading by the Stock Transfer Agent.

Pursuant to a Stock Purchase Agreement dated June 30, 2005, the Company sold to an accredited investor Rising Water Capital (RWC) (an entity controlled by the Chief Executive Officer) 7,837,896 shares of restricted common stock for a total cash consideration of $7,837,896.  As of December 31, 2006, the Company has issued to RWC 4,000,000 of its restricted common shares valued at $4,000,000. The common shares were valued at $1.00 cents per share pursuant to the terms of the agreement. As a result, per that same date the Company still had to issue 3,837,896 common shares, valued at $3,837,896 to RWC. The Company has recorded such shares to be issued as a liability in the accompanying financials as of December 31, 2007. In 2008 these shares were issued.

Shares sold 2006 and issued in 2008

On October 30, 2006, the Company agreed to issue to RWC an additional 10,341,853 shares of common stock as price adjustment for failed acquisitions by the Company leading to lower market value than anticipated. The result of the price adjustment was to bring the ownership of RWC in the Company, as of October 30, 2006, to 72.5% of total of shares of common stock (excluding the hereunder mentioned promissory notes).

Pursuant to a Stock Purchase Agreement, on December 28, 2006, the Company agreed to sell 4,379,200 restricted common shares to five accredited investors for a total consideration of $4,105,500. The shares were valued at 50% discount over the last five days average market price on the date of execution of the agreement.

Shares sold 2007and issued in 2008

 On August 22, 2007, the Board approved the sale of 3,639,952 shares of common shares to 5 accredited investors.
The shares were valued at a 30% discount over the closing price of August 22, 2007, resulting in an issuance price of $1.4875, before placement fees to related parties QMG and Amelia. The company has received a cash consideration of $5,414,128 in 2007 and paid for placement fees $264,820.

Shares sold and issued in 2008

In 2008 the Company sold in total 7,047,106 Shares at a exercise price of $1.05 and delivered Warrants to purchase an aggregate of 7,047,579 shares of the Company’s common stock at a exercise price of $1.26 per share and Warrants to purchase an aggregate of 3,523,789 shares of the Company’s common stock at a exercise price of $1.47 per share. The company has received a cash consideration in dollars of $7,400,127 in 2008 and paid for placement fees $887,995. The Investors of this Offering are not entitled to any registration rights with respect to the Securities

Shares issued in 2008 for Officers compensation

On June 28, 2007, the Board approved to issue over a three years periods as of January 1, 2007 in total 2,882,192 shares of common stock to its officers and directors of which 2,070,464 shares of common stock valued at $4,399,736 were recognized at June 28, 2007 as compensation for employment commitments for a term of three years as of January 1, 2007. The shares were valued at the closing market price of $2.125 on June 28, 2007, the date of grant.

Conversion of promissory note I

On June 9, 2008, the Company and RWC entered into a settlement agreement, effective May 13, 2008 (the “Settlement Agreement”), whereby RWC agreed to convert the aforementioned Promissory Note held by it in the amount of $3,500,000 and accumulated interest of $889,881 into common stock of the Company.
The Company recorded accrued interest expense of $154,583 and $350,000 for the year ended December 31, 2008 and 2007 respectively. The conversion price was $0.875 and a number of shares issued of 5,017,007.

Conversion of promissory note II

In order to induce RWC to convert the promissory note, the Company agreed to reduce the conversion price of the $3,000,000 note to the price at which the Company offers its common stock in a subsequent financing with a minimum of $1,000,000 in gross proceeds. The conversion price was $1.05 and a number of shares issued of 3,380,276.

Shares issued for consulting services

On September 30, 2008, the Company issued 30,000 shares of our common stock to Redchip Companies, Inc. in consideration for consulting services related to investor relations.

The following table summarizes the shares issued for the year ended December 31, 2008:

	Number of shares issued
Computation of Full Dilution - December 31, 2008
December 31, 2007 Total number of shares issued	9,530,638
Shares issued for - Rising Water Capital June 3, 2005 SPA @ $1.00 - sale of shares	3,837,896	*
Shares issued for Settlement Oct. 2006 with Rising Water Capital regarding June 30, 2005 SPA	10,341,853	*
Issuing of Shares sold to 5 accredited investors in 2006 for $4,105,500 @ $ 0.9375 per share	4,379,200	*
Issuing of Shares sold to 5 accredited investors in 2007 for $5,414,428 @ $ 1.4875 per share	3,639,956	*
Issuing of Shares sold to 9 accredited investors in 2008 for $7,400,627 @ $ 1.0500 per share	7,047,106
Shares issued for - Rising Water Capital - $3.5 MM Convertible Promissory Note @ $ 0.875	5,017,007
Shares issued for - Rising Water Capital - $3.0 MM Convertible Promissory Note @ $ 1.050	3,380,276
Shares issued for - Consulting Services @ $ 1.50	355,000
Shares issued for - Officers compensation @ $ 2.125	2,882,192	*
Shares issued for placement fee agent	16,667
Rounding due to reversed Stock split	5,470

December 31, 2008 Total number of shares issued	50,433,260

Per December 31, 2007 the total number of shares to be issued amounted to 24,539,700 (excluding Promissory Notes) valued at $18,255,065. The (*) marked line items add up to the 2007 shares to be issued number except for the shares issuance for Officers compensation which also include the 2008 and 2009 share compensations (541,397 shares).

Note to Warrants

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

During 2008 the Company did not issue any shares of Preferred Stock.

Note 19.  Basic and diluted net loss per share

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

December 31,	2008	2007
Basic weighted-average shares outstanding:	30,263,376	9,530,637
Effect of dilutive common shares equivalents:
Non-qualified stock options	392,961	81,189
Warrants	2,864,473	147,288
Diluted weighted-average shares outstanding	33,520,810	9,759,114
Total Net Loss	$-16,015,359	$12,057,732
Total Earnings Per Share basic & diluted	$-0.53	$-1.27

Note 20.  Employee benefit plan and non-qualified stock option and compensation plan

2000 Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 160,000 common shares and 160,000 stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 12,000 shares of common stock and 160,000 stock options remain available for grant at December 31, 2008.

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are as of December 31, 2008, 366,009 stock options outstanding. There are remaining 600, 000 shares and 33,991 stock options available for grant.

Options granted generally begin vesting over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of December 31, 2008:

	Number of shares	Exercise Price	Aggregate Intrinsic Value
Options:
Outstanding as of December 31, 2006	—	$—	$—
Granted in 2007	299,334	2.25	—
Exercised	—	—	—
Cancelled/Forfeited	14,500	—	—
Outstanding as of December 31, 2007	284,834	2.25	—
Granted in 2008	142,600	2.25	—
Exercised	—	—	—
Cancelled/Forfeited	61,425	2.25	—
Outstanding as of December 31, 2008	366,009	$2.25	$0

At December 31, 2008 the share price at closing was $ 0.60 which results in a $ 0.00 intrinsic value.

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options will generally vest on December 31, 2009 or so much earlier as there will be a change of control of the Company. The options will expire on December 31, 2011 or later depending on granting date and vesting period.

For 2008 the fair market value of the options granted of $479,090 (2007: $460,280) was calculated using the Black-Sholes options model. The assumptions used in 2007 for the Black Scholes calculation are: volatility of 102%, term of 3 years and a Risk Free Interest Rate assumption of 4.5%. The expected dividend yield is nil.

For the options granted in 2008 the following assumptions were used: volatility ranged between 132% and 174%. Term 3 years and the Risk Free Interest Rate ranged between 1.16% and 3.27%. The expected dividend yield is nil.

Following is a summary of the status of options outstanding at December 31, 2008:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	366,009	4.34 years	$2.25	0	$2.25

At December 31, 2008 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of SFAS 123(R) and the Company's 2006 stock award plan, but not yet recognized was approximately $0.3 million.

2008 Long-Term Incentive Plan

The 2008 plan was adopted on January 15, 2008, and approved by our stockholders on the same date at our annual meeting. This incentive plan authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses.  The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split.  As of December 31, 2008, a total of 366,009 stock options had been granted under this plan. Options granted generally begin vesting over a 2 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of December 31, 2008:

	Number of shares	Exercise Price	Aggregate Intrinsic Value
Options:
Outstanding as of December 31, 2007	—	—	—
Granted 2008	366,009	$0.60	$0
Exercised	—	—	—
Cancelled	—	—	—
Outstanding as of December 31, 2008	366,009	$0.60	$0

At December 31, 2008 the share-price at closing was $ 0.60 which results in a $ 0.00 intrinsic value.

Following is a summary of the status of options outstanding at December 31, 2008:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60	366,009	4.88 years	$0.60	—	—

The options were granted with an exercise price of $0.60. The fair market value of the options granted of $174,042 was calculated using the Black-Sholes options model. The assumptions used for the Black Scholes calculation are: volatility of 171%, term of 3 years and a Risk Free Interest Rate assumption of 1.53%. The expected dividend yield is nil.

At December 31, 2008 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of SFAS 123(R) and the Company's 2008 stock award plan, but not yet recognized was approximately $0.2 million.

Stock-Based Compensation Expense

Under the provisions of SFAS 123(R), the Company recorded $159,113 and $53,515 of stock-based compensation expense in its Statement of Operations for the years ended December 31, 2008 and 2007 respectively. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123(R).

Note 21.  Income taxes

Income tax expense (benefit) for the year ended December 31, 2008 and 2007 is summarized as follows:

	December 31, 2008	December 31, 2007
Current:
Federal	$(5,444,950)	$(4,099,629)
State	(960,874)	(723,464)
Deferred Taxes	6,406,624	4,823,893

Income tax expense	$800	$800

The following is a reconciliation of the provision for income taxes at the United States federal statutory rate to the foreign income tax rate at December 31, 2008:

	2008	2007
Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	( 6%)	( 6%)
Foreign income tax rate difference	6,5%	13.5%
Change in valuation allowance	33,5%	26,5%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2008 are as follows:

Deferred tax assets:	2008	2007
Deferred Tax Asset	$18,013,756	$11,607,933
Total gross deferred tax assets	18,013,756	11,607,933
Less: Valuation allowance	(18,013,756)	(11,607,933)
Net deferred tax assets	$—	$—

At December 31, 2008, the Company had accumulated deficit carry forwards of approximately $45,035,192. Pursuant to Dutch income tax laws, losses may be carried forward indefinitely. However, loss carry-back is permitted for three years. Utilization of the net operating losses may be prohibited after a change of 30% or more of the ultimate control in a company.

The net change in the valuation allowance during the twelve months period ended December 31, 2008 was $6,405,823.

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

A valuation allowance of $ 18,013,756 and $11,607,933 at December 31, 2008 and 2007, respectively, has been recorded against deferred tax assets as the Company was unable to conclude that it is more likely than not that such deferred tax assets will be realized.

As of December 31, 2008, we had net federal operating loss carry forwards and state operating loss carry forwards of approximately $ 15.9 respectively $ 14.8 million. The net federal operating loss carry forwards begin to expire in 2018 and the net state operating loss carry forwards begin to expire in 2012. The net operating loss carry forwards for foreign countries amounts to approximately $ 30.6 million. In all foreign countries various periods of expiration dates are applicable.

 Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company.  In the event we have a change in ownership, utilization of the carry forward could be restricted.”

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 with no impact to our consolidated financial statements. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2008, there have been no material changes to our FIN 48 position.

Note 22.  Minority interest in subsidiaries

The Company had minority interest in several of its subsidiaries. The balance of the minority interest as of December 31, 2008 and 2007 was as follows:

		Minority Interest Balance at December 31,
Subsidiary	Minority Interest %	2008	2007
ETC PRS UK	49%	$10,807	$10,807
ETC PRS Netherlands	49%	144,344	144,344
ET ME&A Holding WLL	49%	—	39,254
ET Bahrain WLL	1%	1,388	1,955
ET ME&A FZ LLC	49.46%	35,227	35,215
ET UTS Curacao	49%	—	—

Total		$191,767	$231,575

Since two of these subsidiaries showed a negative stockholders equity position in the year ended December 31, 2008, the Company had to expense an additional minority interest charge in the income statement of $91,044.

Note 23.  Commitments

Commitments of the Company relating to leases, co-location and office rents, regulatory and interconnection fees are as follows:

Years ending December 31,	2008	2007
2008	$2,265,841	3,279,580
2009	2,532,822	1,649,315
2010	1,859,472	1,600,272
2011	1,792,862	1,518,634
2012	1,497,817	1,472,900

Total	$9,948,815	9,520,701

As of December 31, 2008 the commitments of the Company relating to purchase orders are valued at cost of $ 618,359.

Note 24.  Contingencies and litigation

(a) Beijing Chinawind

On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing Chinawind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“CW”), filed two lawsuits against Guangdong Elephant Talk Network Consulting Limited, a company organized and existing under the laws of the People’s Republic of China and an agent of the Company (“ETGD”), in the Beijing Civil Courts. The lawsuit alleged that a) ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “CW Agreement”), between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b) ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the CW Agreement, consideration of $1,000,000 through the issuance of 400,000 common shares of the Company valued at $2.25 per common share. The lawsuit further alleged that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction

The judgment of the Beijing Haiding Civil Court was received. On October the 18th, 2007 the verdict was given in the two cases.  The CW Agreement was confirmed to be effective. All requests from CW are rejected.  In addition, the Court confirmed the opinion of ETGD: that the resolutions of the shareholders meeting of China Wind held on January 27, 2007 are invalid, as the meeting was not conducted in a proper way.

On February 4, 2009, our board of directors decided to pursue no longer our interests in the concerned company, as the business perspectives are no longer seen as of value for us.

 (b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

As previously described in our 2004 Annual Report we and New Times Navigation Limited mutually agreed to terminate this purchase agreement. We returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 90,100 of our common stock out of the 204,000 issued by us for the purchase. In addition we issued 37 unsecured convertible promissory notes for a total amount of US$3,600,000. On our request 21 notes were returned with a total value of $2,040,000.

We are presently seeking relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return a total of 113,900 common shares (valued at $381,565) and also to have them return the remaining 18 unsecured convertible promissory notes representing a total amount of $1,740,000 and rescind the purchase agreement. The case is currently pending.

 (c) Russelle Choi Litigation

On or about September 12, 2008, an action was commenced against the Company by Russelle Choi ("Choi"), our former CEO and director,  in the California Superior Court, Orange County, in a matter entitled Choi v. Elephant Talk Communications, Inc., Case No. 30-2008-00111874.  The complaint alleges that we breached a termination and consultancy agreement between us and Choi, resulting in damages of approximately $140,000, 120,000 stock options and attorney’s fees and costs. We have denied all material allegations of Choi’s complaint, and have asserted various affirmative defenses. We have placed Choi and the Court on notice of our intent to file a counterclaim against Choi for breach of fiduciary duty and fraud potentially giving rise to damages in excess of Choi’s claims against us.

(d) Manu Ohri Litigation

On March 26, 2009, an action was commenced against us in the state of California by Manu Ohri, our former Chief Financial Officer, alleging a breach of written contract, a breach of oral contract, and a common count for services rendered.   The suit requests, among other things, $427,816 in unpaid severance payments, $56,951 owed under an oral consulting agreement, and stock options payable under the oral consulting agreement with a net value of $622,000.  We intend to dispute these claims.

Note 25.  Segment information

Year ended December 31, 2008

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL
Revenues from unaffiliated customers:	$32,745,079	$2,772,295	$7,350,985	$1,183,707	$44,052,067	$10,832	$296,108	$-	$44,359,007

Operating income (loss)	$(2,551,663)	$234,895	$(6,276,743)	$602,475	$(7,991,035)	$(975,766)	$(255,682)	$(5,224,126)	$(14,446,610)

Net income (loss):	$(2,526,822)	$234,889	$(6,276,716)	$610,213	$(7,958,435)	$(1,817,334)	$(215,861)	$(6,023,728)	$(16,015,359)

Identifiable assets	$3,713,315	$1,626,346	$8,835,496	$629,304	$14,804,462	$219,608	$801,527	$3,630,475	$19,456,073

Depreciation and amortization & impairment charge	$(195,105)	$(229,930)	$(3,446,152)	$(82,823)	$(3,954,011)	$(48,250)	$(8,774)	$(2,622,733)	$(6,633,768)

Capital expenditure	$45,297	$1,242	$1,998,496	$—	$2,045,036	$58,490	$34,664	$40,289	$2,178,478

Year ended December 31, 2007

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL
Revenues from unaffiliated customers:	$33,455,599	$3,644,270	$9,449,789	$698,594	$47,248,253	$112,775	$—	$—	$47,361,028

Operating income (loss)	$(2,391,884)	$777,797	$(1,714,001)	$(654,951)	$(3,983,039)	$(1,211,476)	$(87,951)	$(6,069,903)	$(11,352,369)

Net income (loss):	$(2,368,518)	$777,797	$(1,714,001)	$(654,951)	$(3,959,673)	$(1,431,595)	$(87,951)	$(6,578,513)	$(12,057,732)

Identifiable assets	$10,256,348	$1,924,809	$10,748,723	$1,029,314	$23,959,195	$393,108	$245,582	$10,343	$24,608,228

Depreciation and amortization	$(182,074)	$(205,041)	$(1,823,900)	$15,885	$(2,195,129)	$(38,023)	$—	$(301)	$(2,233,454)

Capital expenditure	$32,472	$51,405	$2,018,901	$24,348	$2,127,125	$27,434	$—	$—	$2,154,559

Note 26.  Subsequent events

On January 27, 2009, QAT II Investments SA, a closed-end fund of QAT Investments, entered into a loan agreement with the Company whereby QAT II Investments will provide the Company with $ 1,300,000.  According to the terms, the loan will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II Investments and the Company sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by June 30, 2009.  On February 15, 2009, February 23, and March 29, 2009 QAT II Investments entered into two loan agreements (in euro’s) with the Company whereby QAT II Investments agreed to provide the Company with the equivalent of (at 1.30 exchange rate EUR/USD, deviations may occur with 8-K filings due to different exchange rate usage) $650,000, $650,000 and $650,000 respectively.  The outstanding principal and interest shall become immediately due and payable in the event the Company fails to make required payments of principal and interest, or otherwise breaches the agreements and fails to cure such breach upon twenty (20) days notice, or if it disposes of its properties or assets without QAT II Investments’ prior consent, or if it files a petition for bankruptcy or otherwise resolves to wind up its affairs.

On February 3, 2009, 23,982 shares of common stock were issued to RWC as part of the Incentive Payment.  As a result of the Company’s private placement of securities in excess of $1.0 million, RWC is additionally entitled, as an Incentive Payment, approximately $451,915 in cash and was issued warrants to purchase 338,029 shares of the Company’s common stock at $1.05 per share, warrants to purchase 338,029 shares of the Company’s common stock at $1.26 per share and warrants to purchase 169,015 shares of the Company’s common stock at $1.47 per share.

 Heads of Terms, Sale and Purchase Agreement; Collaboration Agreement

On February 23, 2009, Elephant Talk Communications, Inc. (the “Registrant”) entered into a non-binding heads of terms agreement (the “HOT Agreement”) with ValidSoft Limited (“ValidSoft”), a corporation organized under the laws of the Republic of Ireland.  Under the proposed terms of the HOT Agreement the Registrant expects to enter into a definitive agreement to acquire 50.1% of ValidSoft (the “First Acquisition Agreement”) by effecting a subscription for new shares in ValidSoft as well as a purchase of shares of ValidSoft from existing ValidSoft shareholders.  The definitive agreement will also include terms for the sale and purchase of the remaining 49.9% of ValidSoft by Registrant.

The HOT Agreement includes the payment of a binding break fee (i) if ValidSoft breaches an exclusivity provision described in the HOT Agreement; provided, however, such exclusivity is conditional upon the timely satisfaction of conditions precedent by Registrant and certain third parties; (ii) if either party to the HOT Agreement terminates negotiations before December 31, 2009 without good cause; or (iii) subject to Registrant’s ability to raise at least $17,500,000, if either party is unable to complete the transactions as contemplated substantially upon the terms set forth in the HOT Agreement by December 31, 2009, the party terminating the HOT Agreement or unable to complete the HOT Agreement will owe to the other party a break fee in the equivalent USD amount (at the exchange rate of 1.30 EUR/USD) of  $ 2,600,000.

In connection with the acquisition of ValidSoft, on March 16, 2009, the Registrant entered into an agreement with Quercus Management Group NV (“QMG”), an affiliate of the Registrant, pursuant to which QMG will conduct due diligence of ValidSoft in exchange for: (i) an amount equal to 3% of the consideration paid by Registrant for the First Acquisition Agreement.

Additionally, subject to certain conditions precedent which must be met, the Registrant may be required to make loan facilities of up to $650,000 available for drawdown by ValidSoft by April 30, 2009, $299,000 available for drawdown by ValidSoft on July 1, 2009 and $282,000 available for drawdown by ValidSoft on November 1, 2009. (all amounts converted from Euro to USD with an exchange rate of 1.30 EUR/USD)

On February 23, 2009, the Registrant entered into a non-binding heads of terms agreement (the “Collaboration HOT Agreement”) with ValidSoft, pursuant to which the parties have set out the principal terms and conditions of a proposed joint venture (the “Proposed Joint Venture”) for the joint marketing and sale of their respective products (the “JV Products”).  The JV Products shall include, but not be limited to telecommunication based mutual authentication and transaction verification software. The Proposed Joint Venture is intended to be established and operated through a formal, definitive agreement (the “Collaboration Agreement”), which shall be executed simultaneously with the First Acquisition Agreement.  The Collaboration Agreement shall be for an initial term of ten years. In addition, net revenues generated from the sale of the JV Products shall be distributed equally between the parties.

On March 30, 2009, we entered into a Letter Agreement with Spencer Clarke LLC (“”Spencer Clarke”).   In consideration of our payment to Spencer Clarke of $50,000 in cash and 300,000 warrants to purchase shares of our common stock at an exercise price of $1.25, Spencer Clarke agreed to reduce certain compensation to which it may be entitled pursuant to a prior engagement agreement by and between Spencer Clarke and us. The Letter Agreement provides that in connection with certain possible future offerings of our securities, to the extent such securities are sold to certain investors listed in the Letter Agreement we shall pay to Spencer Clarke 5.5% of the gross proceeds raised from such investors, or 2.75% of gross proceeds to the extent they are raised on a back-stop funding provided by Spencer Clarke from these investors.  We also agreed to issue to Spencer Clarke warrants to purchase our common stock in an amount equal to 5.5% of the number of shares sold to such investors in an offering.  The warrants will be exercisable at a price per share equal to the lower of (i) the exercise price of the warrants sold in such offering; or (ii) 100% of the price of the shares of common stock sold in the offering or issuable upon conversion of equity linked securities sold in the offering.

On March 31, 2009, we entered into an agreement with OTC Global Partners, LLC (“OTC Global”).  As consideration for financial consulting services to be provided through September 30, 2009, we agreed to pay OTC Global $10,000 per month, budget expenses of up to $50,000 subject to our prior approval, and 100,000 restricted shares of our common stock.

On January 20, 2009, we entered into an agreement with Alliance Advisors LLC. As consideration for investor relations, consulting services to be provided through January 20, 2010 we agreed to pay Alliance $20,000 to $ 25,000 per quarter plus 200,000 restricted shares already issued in 2009.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 23, 2007, Jimmy C. H. Cheung & Co. (“Jimmy Cheung”) was replacedas our independent public auditor. The decision to dismiss Jimmy Cheung was approved by our Board of Directors upon recommendation by our audit committee. Jimmy Cheung served as our independent auditor for our fiscal year ended December 31, 2005. Jimmy Cheung’s report on the our consolidated financial statements for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, this report was modified to include an explanatory paragraph wherein Jimmy Cheung expressed substantial doubt about the Registrant’s ability to continue as a going concern.

During our fiscal year ended December 31, 2005, and during the period from January 1, 2006 until January 23, 2007, there were (i) no disagreements between us and Jimmy Cheung on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Jimmy Cheung, would have caused Jimmy Cheung to make reference to the subject matter of the disagreement in its reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 24, 2007, we engaged Kabani & Company, Inc. (“Kabani”), Certified Public Accountants, as the our independent accountant to report on our consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. The decision to appoint Kabani was approved by our board of directors upon recommendation by the Audit and Finance Committee (the “Audit Committee"). Prior to engaging the new accountant, we did not consult with Kabani regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

As a result of a review process undertaken by our Audit Committee, on September 2, 2008, we engaged BDO Seidman, LLP (“BDO”), Certified Public Accountants, as our independent accountant to report on our consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. The decision to appoint BDO was approved by our board of directors upon recommendation by the Audit Committee. During our two most recent fiscal years ended December 31, 2007 and 2006 and through September 3, 2008, neither we nor anyone on our behalf has consulted with BDO regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that BDO concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).  In deciding to select BDO, the Audit Committee reviewed auditor independence issues and existing commercial relationships with BDO and concluded that BDO has no commercial relationship with us that would impair its independence.

On September 3, 2008, Kabani was replaced as our auditors. The decision to dismiss Kabani was approved by our board of directors upon recommendation by the Audit Committee.  The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Kabani. Kabani served as the Registrant's independent auditor for our fiscal year ended December 31, 2006 and December 31, 2007 and during the period from January 24, 2007 to September 3, 2008. Kabani’s reports on our consolidated financial statements for each of the two most recent fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles but was modified as to a going concern. During the two most recent fiscal years ended December, 2007 and 2006, and in the subsequent interim period through September 3, 2008, there were (i) no disagreements between us and Kabani on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Kabani, would have caused Kabani to make reference to the subject matter of the disagreement in its reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A (T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the significant deficiencies described below in "Management’s Report on Internal Control over Financial Reporting.”

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2008. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on an initial assessment as of December 31, 2008 as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, Our management determined that a material weakness within its internal control over financial reporting exists.

Our management has, based on above mentioned evaluation, concluded that our internal controls over financial reporting according to the standards of the Integrated Framework issued by the COSO were not effective as of the end of the period covered by this report due to a lack of personnel and technological resources.

Our management has identified this lack of personnel and technological resources as a material weakness in our internal control over financial reporting. While management believes the financial reports included in this Annual Report fairly represent our financial condition, no guarantee can be given that the financial reports accurately represent our financial condition.

Changes in Internal Control over Financial Reporting

In order to remediate the material weakness described above we have started a Sarbanes-Oxley (“SOX”) program strengthening internal controls over financial reporting in 2008. Key risks and key controls have been identified and assessed and many improvements were implemented, but remediation of all material weaknesses was not complete at year end. We aim to complete the remediation in 2009.

Auditor attestation on Internal Control over Financial Reporting

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.

PART III

Item 10.  Directors, Executive Officers, And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

Our directors and executive officers and their ages as of March 31, 2009 are as follows:

Name	Age	Position	Director Since
Steven Van der Velden	52	Chairman of the Board President, Chief Executive Officer and Director	2006
Martin Zuurbier	50	Chief Operating Officer, Chief Technical Officer and Director	2007
Yves R. Van Sante	49	Director	2006
Johan Dejager	50	Director	2006
Bruce W. Barren (1)(2)(3)	67	Director	2008
Roderick de Greef (1)(2)(3)	48	Director	2008
Mark Nije	47	Chief Financial Officer (>15dec08), General Manager, Europe (<15dec08)	n/a

(1)	Member of Audit and Finance Committee.

(2)	Member of Nominating and Corporate Governance Committee.

(3)	Member of Compensation Committee

Background

The following is a brief summary of the background of each Director of the Company:

Steven van der Velden has been a director since October 24, 2006 and our Chairman, President and Chief Executive Officer since October 30, 2006. Mr. van der Velden has experience in consultancy, logistics, real estate development, and telecommunications, e-commerce and investment management. He founded his first consultancy firm in 1983 and since then Mr. van der Velden has started over a dozen companies. Mr. van der Velden is involved in various Information Communication Technology ventures throughout Europe, North America and the Far East, and currently serves as Chairman of the Board of QAT Investments SA in Luxembourg. In 2000, he co-founded E-commerce Park NV, which has developed a 50,000 sq.ft. data centre and Internet hosting facility, located on top of the various fiber optic landing points in Curacao. In 1994, Mr. van der Velden co-founded the ITA International Telemedia Association, known today as the Network for Online Commerce, and served as its first Chairman. In the same year, he co-founded InTouch Telecom SA/NV to offer a wide range of business and consumer telecom applications to the Belgian Market, and served as its CEO until the company was sold to Global TeleSystems, Inc. in 1999.  From 1988 until 1992 he served as the first Managing Director of Antillephone NV. Currently he is a Director of Unicom NV. Between 1986 and 1988, Mr. van der Velden co-headed a team of 16 consultants, which advised on and implemented a wide range of measures to balance budgets and to restructure the internal organizations of the Governments of both the Dutch Antilles and the island of Curacao. Mr. van der Velden earned his Master’s Degree in Business Administration from Rotterdam School of Management, the Netherlands, and a Master’s Degree in Law from Leiden University, the Netherlands. He splits his time between Curacao, Dutch Antilles and Brussels, Belgium.

Martin Zuurbier has been our Chief Operating Officer/Chief Technical Officer and a director since January 1, 2007. From January 2005 until January 1, 2007, Mr. Zuurbier had been the Chief Operating Officer and Chief Technology Officer of Benoit Telecom Holding AG, a telecom service provider in Europe that was acquired by us on January 1, 2007. From December 1999 to December 2004, Mr. Zuurbier served as director and was the founder of Vocalis Telecom Group located in The Netherlands and Switzerland. Mr. Zuurbier was responsible for building, maintaining and operating a telecommunications network spanning eight countries in Europe, including all back-office, billing and Client Relation Management systems. From January 1995 to June 1999, Mr. Zuurbier was directly involved in the telecommunications industry and was involved in the development of new switching technology in collaboration with hardware manufacturer Dialogic, implementation of the Amsterdam Carrier Ring in 1999 with COLT Telecom BV as the launch customer, and negotiating increased capacity on behalf of various international telecommunications companies. Prior to 1995, Mr. Zuurbier was involved in the production of television commercials for the European market.

Yves R. van Sante has been a director since October 24, 2006.  Mr. van Sante founded QAT Investments S.A. in 2002, where he currently serves as the Chief Executive Officer. Concurrently, Mr. van Sante has held various Management and Board functions in companies supported by Quercus Aimer Trust Investments (“QAT”), the majority shareholder of our company, such as being a member of the Business Club ‘De Warande’ since 1998. In 2000, Mr. van Sante became the Managing Director of E-port NV in Ostend, Belgium, a call centre owned by the Port of Ostend. When E-port was sold after six months to the Dutch call-centre Call-IT, Mr. van Sante was asked to become Advisor to the Management Board of Call-IT. In 1999, Mr. van Sante became Vice-President Business Services with GTS, a Pan European Telecom operator. In this position, Mr. van Sante consolidated acquisitions and turned a voice Telco operator around into an IP operator. In 1994, Mr. van Sante co-founded and became partner of InTouch Telecom, a privately owned Belgium Telco company. As its Managing Director, Mr. van Sante was responsible for Business Development, Sales and Marketing. From 1987 until 1993, Mr. van Sante served as Sales and Marketing Manager for Central Europe at 3C Communications (currently named Tele-2) in Luxemburg, where he launched Credit Card Telephony across Europe. Prior to this position, Mr. van Sante became a Business Unit Manager of Public Telephony at Belgacom, a former Belgian owned telecom operator, where he managed a department of over 650 employees. Mr. van Sante started his career as an Advisor at United Brokers in 1982. Mr. Van Sante studied Marketing, Communication and Commercial Management at the High School for Business Economics and Commercial Management in Ghent, Belgium in 1980.

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

Roderick de Greef has served on our Board of Directors since January, 2008.  Mr. de Greef is the principal of Taveyanne Capital Advisers, Inc., a firm providing corporate finance consulting services.  Since November 2008, Mr. de Greef has been chairman of the board of Cambridge Heart, Inc. Previously Mr. de Greef has served as the Chief Financial Officer of Cambridge Heart from October 2005 to July 2007.  Mr. de Greef served as the Executive Vice President, Chief Financial Officer and Secretary of Cardiac Science, Inc. from March 2001 to September 2005.  From 1995 to 2001, Mr. de Greef provided corporate finance advisory services to a number of early stage companies including Cardiac Science, where he was instrumental in securing equity capital beginning in 1997, and advising on merger and acquisition activity. Mr. de Greef also serves on the board of directors of Endologix, Inc., a public medical device company located in Irvine, California, and BioLife Solutions, Inc., a public life sciences company based in Bothell, Washington.

Executive Officers

Mark Nije, our Chief Financial Officer, has been general manager Europe since January 1 2007, a function he held since the end of 2004 within the acquired Benoit Telecom Group. Mr. Nije was appointed or Chief Financial Officer on December 15, 2008. Mr. Nije has experience in project management, business development, investment management, logistics and telecommunications. Mr. Nije started as project manager and management consultant for Tebodin Consulting Engineers and Reitsma & Wertheim M&A specialists, the Netherlands. In 1990 he co-founded Logistic Management International NV (LMI), an international cargo transportation and airport handling company at the airport of Curacao, Netherlands Antilles. During those years he served as a board member and vice-chairman of the Curacao Exporters Association. From 2000-2002 Mr. Nije was co-founder and director of PickYourGifts BV, an internet start-up. In 2003 he became partner of QAT Investments SA, the Luxemburg venture capital fund, where he has been active as investment manager and/or board member in various ICT related ventures of QAT. Currently he is member of the Dutch Association of CEO’s and Directors (NCD). Mr. Nije earned his Master’s Degree in Business Administration from the Rotterdam School of Management, the Netherlands, and a Bachelor of Science Degree in Building Construction Management from the University of Reading, United Kingdom.

Mr. Nije is a cousin of the wife of Mr. van der Velden.  Other than the aforesaid, there are no family relationships between any director or executive officer. There are no arrangement between our directors and any other person pursuant to which our directors were nominated or elected for their positions other than the following:

We have agreed with Rising Water Capital, A.G., our majority shareholder, to use our best efforts to retain our current management, including Mr. van der Velden, pursuant to a settlement agreement dated May 13, 2008.

Committee Membership, Meetings and Attendance

During the fiscal year ended December 31, 2008, there were:

•	6 meetings of the Board of Directors;

•	3 meetings of the Audit Committee;

•	2 meetings of the Compensation Committee; and

•	1 meeting of the Nominating Committee.

Each director attended or participated in at least 2/3rd of the meetings of the Board of Directors and his respective committees held during our fiscal year ended December 31, 2008 and during his term of service.

We encourage all of our directors to attend our annual meetings of stockholders. One of our current directors, who was a director at that time, attended last year's annual meeting of stockholders

Board Committees

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

The Audit Committee reviewed and discussed our audited financial statements as of and for the year ended December 31, 2008 with the Board of Directors.

The Board of Directors reviewed and discussed with representatives of BDO Seidman, LLP, our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No.61 (Codification of Statements on Auditing Standards, AU §380), as amended. The Board of Directors has also received and reviewed the written disclosures and the letter from BDO Seidman, LLP, required by PCAOB Rule 3526, and has discussed with BDO Seidman, LLP their independence.

Compensation Committee

Our Compensation Committee was formed on January 15, 2008 and consists of Roderick de Greef and Bruce Barren. Our Compensation Committee will award stock options to officers and employees. The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the company.

In 2008 this Committee reviewed the Board and Management compensation, including bonus awards upon  the realization of defined  targets. Stock options were granted to staff and consultants. A company wide bonus stock plan is under study of the Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2008, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons except for the following:

1.	Mr. Steven van der Velden did not file timely, but did ultimately file, three Form 4’s pertaining to an aggregate of 25 transactions.

2.	Mr. Bruce Barren failed to file timely, but did ultimately file, 2 Form 4’s pertaining to an aggregate of 2 transactions.

Item 11.  Executive Compensation.

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2008 and 2007. Individuals we refer to as our "named executive officers" include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Total ($)
Steven van der Velden	2008	—	—	$287,168	(2)	$287,168
President and CEO	2007	—	—	$1,932,992	(3)	$1,932,992
Martin Zuurbier	2008	$193,149	—	$107,712	(4)	$300,861
COO,CTO	2007	$164,247	—	$855,848	(5)	$1,020,095
Mark Nije, CFO (>15dec08), General Manager Europe (<15dec08)	2008	$182,175	—	$107,712	(6)	$289,887
Mark Nije, General Manager, Europe	2007	$164,247	—	$953,088	(7)	$1,117,335
Willem Ackermans	2008	266,494	—	17,952	(8)	284,446
CFO (resigned 12/15/2008)	2007	246,371	—	852,848	(9)	1,099,219

(1)
The amounts included in these columns are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with FAS 123R for the fiscal years ended December 31, 2008 and December 31, 2007, and thus include amounts from stock awards granted in and prior to the indicated year. Pursuant to SEC rules, the amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used in calculating these dollar amounts, see Note 1 to our audited financial statements included in this Report for the fiscal years ended December 31, 2008 and December 31, 2007, each as filed with the SEC. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon sale. During the fiscal year ended December 31, 2008, there were no award forfeitures related to service-based vesting conditions.  Changes in compensation in the above table may arise as a result of exchange rate differences.  Any changes in compensation in real terms can be found in the notes below.

(2)	Comprised of 135,168 shares of restricted stock paid as salary for 2008 but excludes 135,168 shares issued in 2008 as salary for 2009.

(3)	Comprised of 770,240 shares of restricted stock granted as a signing bonus, plus 135,168 shares of restricted stock paid as salary for 2007.

(4)	Comprised of 50,688 shares of restricted stock paid as salary for 2008 but excludes 50,688 shares issued in 2008 as salary for 2009.

(5)	Comprised of 352,064 shares of restricted stock granted as a signing bonus, plus 50,688 shares of restricted stock paid as salary for 2007.

(6)	Comprised of 50,688 shares of restricted stock paid as salary for 2008 but excludes 50,688 shares issued in 2008 as salary for 2009.

(7)	Comprised of 397,824 shares of restricted stock granted as a signing bonus, plus 50,688 shares of restricted stock paid as salary.

(8)	Comprised of 8,448 shares of restricted stock paid as salary.

(9)	Comprised of 394,304 shares of restricted stock granted a s a signing bonus, plus 8,448 shares of restricted stock paid as salary.

Narrative Disclosure to Summary Compensation Table.

Employment Agreements

Except as set forth below, we currently have no written or unwritten employment agreements with any of its officers, directors or key employees.

Steven van der Velden, President and Chief Executive Officer - We currently have a verbal agreement with Mr. van der Velden which provides for his continued employment in his present capacity as President and Chief Executive Officer through December 31, 2009. In the interim, we issued to Mr. van der Velden 770,240 shares of restricted common stock, effective January 1, 2007, as an entrance bonus, and have agreed to compensate him with an annual award of 135,168 shares of restricted common stock annually through 2009.  We have currently issued all such shares payable through 2009, and such shares have vested; provided, however, all restricted shares of common stock are subject to a lockup period until the earlier of (i) December 31, 2009, or (ii) a change in control of our company. In the event Mr. van der Velden becomes disabled for a consecutive period greater than 12 months, his compensation shall be terminated.   Our board of directors and management are currently in discussions regarding modifications to the original compensation plan and expect to finalize a revised written agreement in 2010. In the event of his death, his compensation terminates immediately; provided, however, his estate will be entitled six months of compensation. In the case we terminate his employment, any compensation payable through the end of the calendar year shall become due any payable immediately. In the case Mr. van der Velden terminates his employment with us, compensation shall cease immediately, provided, however, that he is entitled to keep all issued and vested shares of common stock.  Mr. van der Velden is also entitled to twenty-five vacation days per year, reimbursement of reasonable travel costs and other expenses, and the use of a laptop computer and telephone.

Willem Ackermans, former Chief Financial Officer - Mr. Ackermans resigned from our board of directors and from his position as CFO effective December 15, 2008. We had agreed to issue Mr. Ackermans 394,304 shares of restricted common stock, effective January 1, 2007, as an entrance bonus, and to compensate him with an annual award of 8,448 shares of restricted common stock and an annual cash salary of $266,494.  Pursuant to a Settlement Agreement, dated December 15, 2008, Mr. Ackermans agreed to forfeit the aggregate 420,368 shares of our common stock to which he was entitled in exchange for a payment in the aggregate amount of 202,960, payable in installments through December 31, 2010.

Martin Zuurbier, Chief Operating Officer, Chief Technical Officer - We currently have a verbal employment agreement with Mr. Zuurbier which will provide for his continued employment in his present capacity as Chief Operating Officer and Chief Technical Officer through December 31, 2009. In the interim, we have issued Mr. Zuurbier 352,064 shares of restricted common stock, effective January 1, 2007, as an entrance bonus, and to compensate him with an annual award of 50,688 shares of restricted common stock and an annual cash salary of $175,590. His salary was increased effective September 1, 2008, to $228,267. We have currently issued all such shares payable through 2009, and such shares have vested; provided, however, all restricted shares of common stock are subject to a lockup period until the earlier of (i) December 31, 2009, or (ii) a change in control of our company.   Our board of directors and management are currently in discussions regarding modifications to the original compensation plan and expect to finalize a revised plan in 2010. In the event Mr. Zuurbier becomes disabled for a consecutive period greater than 12 months, his compensation shall be terminated. In the event of his death, his compensation terminates immediately; provided, however, his estate will be entitled six months of compensation. In the case we terminate his employment, any compensation payable through the end of the calendar year shall become due any payable immediately. In the case Mr. Zuurbier terminates his employment with us, compensation shall cease immediately provided, however, that he is entitled to keep all issued and vested shares of common stock. Mr. Zuurbier is also entitled to twenty-five vacation days per year, reimbursement of reasonable travel costs and other expenses, and the use of a laptop computer and telephone.

Mark Nije, Chief Financial Officer, - We currently have a verbal employment agreement with Mr. Nije which will provide for his continued employment following the function of General Manager Europe he held until 15 December 2008 and subsequent function as Chief Financial Officer through December 31, 2009. In the interim, we have issued to Mr. Nije 397,824 shares of restricted common stock, effective January 1, 2007, as an entrance bonus, and to compensate him with an annual award of 50,688 shares of restricted common stock and an annual cash salary of $175,590. His salary was increased effective September 1, 2008, to $201,929. We have currently issued all such shares payable through 2009, and such shares have vested; provided, however, all restricted shares of common stock are subject to a lockup period until the earlier of (i) December 31, 2009, or (ii) a change in control of our Company.  Our board of directors and management are currently in discussions regarding modifications to the original compensation plan and expect to finalize a revised plan in 2008. In the event Mr. Nije becomes disabled for a consecutive period greater than 12 months, his compensation shall be terminated. In the event of his death, his compensation terminates immediately; provided, however, his estate will be entitled six months of compensation.  In the case we terminate his employment, any compensation payable through the end of the calendar year shall become due any payable immediately. In the case Mr. Nije terminates his employment with us, compensation shall cease immediately. Mr. Nije is also entitled to twenty-five vacation days per year, reimbursement of reasonable travel costs and other expenses, and the use of a laptop computer and telephone.

Outstanding Equity Awards

There were no outstanding equity awards at the end of fiscal 2008 with respect to our named officers.

DIRECTOR COMPENSATION

Compensation of Directors Summary Table

The following table represents compensation paid in 2008 to our directors who are not “named executive officers.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Bruce Barren	—	$222,750	(2)	—	—	—	—	$222,750

Johan de Jager	—	$110,000	(3)	—	—	—	—	$110,000
Yves van Sante		$110,000	(3)					$110,000
Roderick de Greef		$89,833	(4)					$89,833

(1)	Calculated in accordance with FAS 123R, and valued at $0.22.

(2)	Consists of 1,012,500 shares of common stock.

(3)	Consists of 500,000 shares of common stock.

(4)	Consists of 408,333 shares of common stock.

Narrative to Director Compensation

Effective November 15, 2008, we issued 1,012,500 shares of our common stock to Mr. Barren for his service through December 31, 2010.  We also issued to QAT Investments SA on behalf of each of Messrs. Dejager and van Sante, on November 18 and November 15, 2008, respectively, 500,000 shares of our common stock for their service through December 31, 2010.  Finally, effective November 15, 2008, we issued 408,333 shares of our common stock to Mr. de Greef for his service through December 31, 2009.  These shares of common stock vested immediately.  In the event the directors are no longer in our service, they will not be required to return the shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Principal Stockholders, Officers and Directors

The following table sets forth, based on 53,758,445 shares of common stock outstanding and as of March 31, 2009, certain information as to the stock ownership of each person known by us to own beneficially five (5%) percent or more of the outstanding common stock, of each of the our named officers and directors who owns any shares and of all officers and directors as a group. In computing the outstanding shares of common stock, we have excluded all shares of common stock subject to options or warrants that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Elephant Talk Communications, Inc., Schiphol Blvd 249, 1118 BH Schiphol, The Netherlands.

Name of Beneficial Holder	Number of Shares of Common Stock Owned*		Percent of Class as of 31 March 2009
Rising Water Capital AG (1)	28,188,087	(2)	51.65%
CMV Invest II CVA (3)	8,689,660	(4)	14.74%
Q.A.T. Investments SA (5)	29,499,300	(6)	53.19%
Steven van der Velden	43,218,949	(7)	72.45%
Johan Dejager	33,054,387	(8)	58.61%
Yves van Sante	31,734,269	(9)	56.33%
Martin Zuurbier	28,692,235	(10)	52.58%
Mark Nije	384,913	(11)	0.72%
Bruce Barren	850,000		1.58%
Roderick de Greef	408,333		0.76%
All Officers and Directors as a Group	47,144,971		76.03%

* Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

(1) As further described below, Messrs. van der Velden, Zuurbier, Dejager and van Sante hold shared voting power and dispositive power over the shares held by RWC.  To our knowledge, RWC’s address of record is Baarerstrasse 135, 6301 Zug, Switzerland.

(2) Includes warrants to purchase 338,029 shares of our common stock at $1.05 per share, warrants to purchase 338,029 shares of our common stock at $1.26 per share, and warrants to purchase 169,015 shares of our common stock at $1.47 per share.

(3) Mr. van der Velden owns a 40.75% ownership interest in CMV Invest II CVA (“CMV II”), and therefore controls shared voting and dispositive power over the securities held by this entity. To our knowledge, CMV II’s address of record is Rubensheide 73, 2950 Kappellen, Belgium.

(4) Includes warrants to purchase 3,475,864 shares of our common stock at $1.26 per share, and warrants to purchase 1,737,932 shares of our common stock at $1.47 per share.

(5) Mr. van der Velden holds a 30.79% ownership interest in QAT. Messrs. Dejager and van Sante hold a direct 3.73% and an indirect 3.11% interest in QAT, respectively.   By virtue of their ownership interests in QAT and their seats on its board of directors, Messrs. van der Velden, Dejager and van Sante therefore hold shared voting and dispositive power over the securities held by this entity.  Q.A.T. Investments, S.A. (“QAT”) holds a 51.3% interest in Rising Water Capital, A.G. (“RWC”).

 (6) Includes warrants to purchase 357,172 shares of our common stock at $1.05 per share, warrants to purchase 357,172 shares of our common stock at $1.26 per share, warrants to purchase 178,586 shares of our common stock at $1.47 per share owned directly by QAT.  Also includes shares beneficially owned by RWC, including those described in footnote (2) hereof.

(7) Mr. van der Velden holds a 30.79 ownership interest in QAT, and also indirectly holds a 17% interest in RWC through his 100% ownership interest in Interfield Consultancy Ltd. (“Interfield”).  Includes shares of common stock held by RWC, QAT, and CMVII.  In addition, this amount includes 1,728,697 shares held by CMV Invest CVA and 975,744 shares held by Interfield.

(8) Includes warrants to purchase 619,048 shares of our common stock at $1.26 per share, and warrants to purchase 309,524 shares of our common stock at $1.47 per share, as well as the shares of common stock held by QAT and RWC.

(9) Includes shares of common stock held by QAT and RWC, as well as 366,001 shares, warrants to purchase 347,587 shares of our common stock at $1.05 per share, warrants to purchase 347,587 shares of our common stock at $1.26 per share, and warrants to purchase 173,794 shares of our common stock at $1.47 per share, each held by Amelia and Associates SA. Mr. van Sante holds a 33% ownership interest in Amelia & Associates SA (“Amelia”) and therefore holds shared voting and dispositive power over the securities held by this entity.

(10) Includes shares held by Interact and RWC, as well as 504,148 shares of our common stock held by Interact WLL.  Mr. Zuurbier indirectly holds approximately 17% of the outstanding capital stock of RWC, which stock is held on a fiduciary basis by Interfield.

(11) Mr. Nije holds .32% and .16% of QAT and RWC, respectively, and is a partner of QAT, but does not control the voting and dispositive power of the securities held by these entities.  While 167,616 shares of our common stock payable to Mr. Nije under his compensation arrangement with us were issued directly to QAT, Mr. Nije disclaims beneficial ownership of these shares except to the extent of his pecuniary interest there.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

On December 15, 2005, we executed a Convertible Promissory Note (the “Note”) in the principal amount of $3.5 million to Rising Water Capital (“RWC”), an investor and an entity controlled by our Chief Executive Officer, with funds to be drawn in stages. The Note was convertible during the term, in whole or in part, into shares of common stock at the conversion price of three and one-half cents ($0.035) (pre-split) of principal amount per share of common stock. The Note did not have any beneficial conversion feature attached to it since the conversion rate was equal to the market price of the common stock of $0.035 (pre-split), on the closing of agreement. The Note was convertible to the extent that we had sufficient authorized common stock. The Note had a term of thirty (30) months during which time interest at the rate of 10% per annum accrued from the date advances were drawn by us. The Note was secured by shares owned by our agent in our subsidiaries. The Note provided for a balloon payment of principal and accrued interest at maturity or conversion into common stock.

As of December 31, 2007, the entire principal of $3,500,000 had been received. We recorded accrued interest of $889,881and $735,298 as of December 31, 2008 and December 31, 2007, respectively.

On June 9, 2008, we and RWC entered into a settlement agreement, effective May 13, 2008 (the “Settlement Agreement”), whereby RWC agreed to convert the Note held by it in the amount of $3,500,000 and accumulated interest of $889,881 into our common stock. As a result, total number of shares post reverse stock split issued as a result of the conversion was 5,017,007, based on a post reverse stock split conversion price of $0.875.

On May 26, 2006, we executed a second Convertible Promissory Note (the “2nd Note”) in the principal sum of $3,000,000 with RWC. The 2nd Note had a term of thirty (30) months, during which time interest on the principal amount would accrue from the date of this 2nd Note at an annual interest rate of 10%. The 2nd Note provided for a balloon payment of principal and interest accrued at maturity. The 2nd Note was secured by shares owned or to be owned by our agent in our subsidiaries. The 2 nd Note was also convertible during the term, in whole or in part, into common shares at a conversion price of seven cents ($0.07) (pre-split) per share. The 2nd Note did not have any beneficial conversion feature attached to it since the conversion rate was equal to the market price of the common stock of $0.07 (pre-split), on the closing of agreement.  We recorded accrued interest of $549,289 and $417,321 as of December 31, 2008 and December 31, 2007 respectively.

On June 9, 2008, we and RWC entered into the Settlement Agreement whereby RWC agreed to convert the 2nd note principal amount of $3,000,000 and interest of $549,289 into our common stock. RWC also agreed to fund the remaining balance under the $3,000,000 note. In order to induce RWC to convert the promissory note, we agreed to reduce the conversion price of the $3,000,000 note to the price at which we offer our common stock in a subsequent financing with a minimum of $1,000,000 in gross proceeds. The conversion price was adjusted to reflect the reverse stock split. As a result, the total number of shares (pre Reverse Split 1:25) amounted to 84,506,891.  The number of post Reverse Stock Split shares issued as a result of the conversion was 3,380,276 (post reverse stock split price of $1.05).

In connection with the conversion of the second RWC Note we originally recorded $1,200,000 as deemed dividend as a result of reduction in the conversion price from the original conversion price. However, in the third quarter we determined that in accordance with EITF 96-19 "Debtors Accounting for a Modification or Exchange of Debt Instruments" the $1,200,000 Beneficial Conversion feature should be expensed in the P&L, and this adjustment was recorded.

RWC is the beneficial holder of 28,188,087shares of our common stock.  Quercus Aimer Trust Investments SA (“QAT Investments”) holds a 51.3% ownership interest in RWC.  Additionally, Mr. van der Velden, the our President and Chief Executive Officer, is the Chairman of QAT Investments, on the management board of QAT Investments and holds a 30.79% ownership interest in QAT Investments.  Mr. Nije, our Chief Financial Officer, is a principal at QAT Investments and holds a 0.32% ownership interest in QAT Investments.  Mr. van Sante, one of our directors, is the Chief Executive Officer of QAT Investments, on the management committee of QAT Investments and also holds a 33% ownership interest in Amelia & Associates SA (“Amelia”) which holds an 18.4% ownership interest in QAT Investments.  Mr. Dejager, one of our directors, is on the management board of QAT Investments and holds a 7.28% ownership interest in QAT Investments.  Interfield Consultancy SI Ltd. (“IFC”), a company wholly-owned by Mr. van der Velden, holds a 34% interest in RWC, of which approximately 17% is held in a fiduciary capacity for the benefit of Mr. Zuurbier, our Chief Operating Officer, Chief Technical Officer, and Director.

On August 22, 2007, the Board approved the sale of approximately 4,160,000 shares of restricted common stock to accredited investors.  As part of this transaction, CMV Invest CVA (“CMV”) agreed to purchase 1,728,697 shares of restricted common stock in the Company.  Mr. van der Velden holds a 27.25% ownership interest in CMV.

On May 8, 2008 we entered into a placement agent agreement with Quercus Management Group N.V. (“QMG”), the wholly owned subsidiary of QAT, and Amelia pursuant to which QAT (on behalf of QMG) and Amelia were each issued 16,667 shares of our common stock in connection with their participation in the financing (the “2008 Financing”).  In addition, pursuant to the terms of the placement agent agreement, and as part of their compensation for acting as placement agent in a private offering of securities, QAT (on behalf of QMG) was paid a commission of $469,764 and issued warrants to purchase 357,172 shares of our common stock at $1.05 per share, warrants to purchase 357,172 shares of our common stock at $1.26 per share and warrants to purchase 178,586 shares of our common stock at $1.47 per share. Amelia was paid a commission of $458,231 and issued warrants to purchase 347,587 shares of our common stock at $1.05 per share, warrants to purchase 347,587 shares of our common stock at $1.26 per share and warrants to purchase 173,794 shares of our common stock at $1.47 per share.

Pursuant to the terms of the Settlement Agreement, upon conversion of the 2nd Note, we agreed to make an incentive payment to RWC, commensurate with any fees paid in connection with a financing, pro rata, based upon the aggregate amount raised in such financing, whether equity or debt, of at least $1.0 million (the “Incentive Payment”).

On February 3, 2009, 23,982 shares of common stock were issued to RWC as part of the Incentive Payment.  As a result of our private placement of securities in excess of $1.0 million, RWC is additionally entitled, as an Incentive Payment, approximately $451,915 in cash and was issued warrants to purchase 338,029 shares of our common stock at $1.05 per share, warrants to purchase 338,029 shares of our common stock at $1.26 per share and warrants to purchase 169,015 shares of our common stock at $1.47 per share.  In lieu of the cash payment to RWC was entitled, on January 2, 2009, RWC accepted 742,000 shares of our common stock, based on a conversion price of $0.60 per share.

In the 2008 Financing, CMV Invest II CVA (“CMV II”) purchased approximately 2,400,000 shares of our common stock for approximately $2.5 million.  Additionally, CMV II holds warrants to purchase 3,475,864 shares of our common stock at $1.26 per share and warrants to purchase 1,737,932 shares of our common stock at $1.47 per share.  Mr. van der Velden holds a 40.75% ownership interest in CMV II.

On May 8, 2008 and in connection with the 2008 financing, we entered into a placement agent agreement with Quercus Management Group N.V. (“QMG”), the wholly owned subsidiary of QAT, and Amelia pursuant to which QAT (on behalf of QMG) and Amelia were each issued 16,667 shares of our common stock in connection with their participation in the financing (the “2008 Financing”).  In addition, pursuant to the terms of the placement agent agreement, and as part of their compensation for acting as placement agent in a private offering of securities, QAT (on behalf of QMG) was paid a commission of $469,764 and issued warrants to purchase 357,172 shares of our common stock at $1.05 per share, warrants to purchase 357,172 shares of our common stock at $1.26 per share and warrants to purchase 178,586 shares of our common stock at $1.47 per share. Amelia was paid a commission of $458,231 and issued warrants to purchase 347,587 shares of our common stock at $1.05 per share, warrants to purchase 347,587 shares of our common stock at $1.26 per share and warrants to purchase 173,794 shares of our common stock at $1.47 per share.   On March 31, 2008, in lieu of additional cash compensation owed to QMG and Amelia for their services in connection with the 2008 Financing, we issued 34,000 shares of common stock  to QAT (at the request of QMG) and 33,000 shares of common stock to Amelia.

On January 27, 2009, QAT II Investments SA, a closed-end fund of QAT Investments, entered into a preliminary loan agreement with us whereby QAT II Investments will provide us with $ 1,300,000.  According to the terms, the loan will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II Investments and we sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by June 30, 2009.  On February 15, 2009, February 23, 2009, and March 29, 2009, QAT II Investments entered into three additional loan agreements with us whereby QAT II Investments agreed to provide us with $600,000, $600,000 and $600,000, respectively.  The outstanding principal and interest shall become immediately due and payable in the event we fail to make required payments of principal and interest, or otherwise breaches the agreements and fails to cure such breach upon twenty (20) days notice, or if it disposes of its properties or assets without QAT II Investments’ prior consent, or if we file a petition for bankruptcy or otherwise resolves to wind up its affairs.  All agreements and amounts contemplated euros with a conversion rate of 1.30 EUR/USD used for the purposes of this Report.  Deviations may occur with our prior 8-K filings due to the use of a different exchange rate.

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

Director Independence

Our board of directors has determined that Roderick de Greef and Bruce Barren are independent for NASDAQ Stock Market purposes. Roderick de Greef and Bruce Barren, elected in our shareholders’ meeting on January 15, 2008, were appointed as members of the standing committees of the Board of Directors. These committees are: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

In addition, the members of our Audit Committee each qualify as “independent” under special standards established by the U.S. Securities and Exchange Commission (“SEC”) for members of audit committees. The Audit Committee also includes at least one independent member who is determined by the board of directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Roderick de Greef is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. de Greef’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. de Greef any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the board of directors. Our board of directors also determined that each Audit Committee member has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

Item 14.  Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Kabani & Company (“Kabani”) for professional services rendered for the review of our quarterly financial statements and the audit of our annual financial statements for the year ended December 31, 2007 and the review of the financial statements included in our Current Reports on Form 10-Q during the 2008 fiscal years totaled $185,000 and $50,000 respectively. The above amounts include interim procedures as audit fees as well as attendance at audit committee meetings.

The aggregate fees billed by BDO Siedman (“BDO”) for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2008 and the review of the financial statements included in our Current Reports on Form 10-Q during the 2008 fiscal year totaled $95,000 The above amounts include interim procedures as audit fees as well as attendance at audit committee meetings.

Audit-Related Fees. The aggregate fees billed by Kabani for audit-related fees for the years ended December 31, 2008 and 2007 were $0 and $0, respectively.

 The aggregate fees billed by BDO for audit-related fees for the year ended December 31, 2008 were $95,000.

Tax Fees. The aggregate fees billed by Kabani for professional services rendered for tax compliance, for the years ended December 31, 2008 and 2007 were $0 and $6,000 respectively.

The aggregate fees billed by BDO for professional services rendered for tax compliance, for the year ended December 31, 2008 were $0.

All Other Fees. The aggregate fees billed by Kabani for products and services, other than the services described in the paragraphs captions “Audit Fees”, and “Tax Fees” above for the years ended December 31, 2008 and 2007 totaled $0 for both years.

The aggregate fees billed by BDO for products and services, other than the services described in the paragraphs captions “Audit Fees”, and “Tax Fees” above for the year ended December 31, 2008 totaled $2,030.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Kabani in 2007 and BDO in 2008. consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Kabani and BDO.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated By-Laws (2)

3.3	Amended and Restated Articles of Incorporation, filed with the State of California on June 10, 2008. (3)

10.1	Stock Purchase Agreement dated June 30, 2005, by and among the Company and Rising Water Capital, A.G. (4)

10.2	Convertible Promissory Note dated December 15, 2005, by the Company, in favor of Rising Water Capital, A.G. (5)

10.3	Equity Transfer Agreement, dated January 4, 2006, by and among Zhongrun Chuangtou Technology Co. Ltd. and Guangdong Guangxiang Network Information Co., Ltd (6)

10.4
Exclusive Technical Consulting  and Services Agreement, dated January 2, 2006, by and among Jinfuyi Technology (Beijing) Co., Ltd. and Beijing Chinawind Communication Information Technology Co., Ltd. (6)

10.5	Convertible Promissory Note dated May 26, 2006, by the Company, in favor of Rising Water Capital, A.G. (7)

10.6	Agreement of Purchase and Sale, dated November 16, 2006, by and among the Company, Elephant Talk Europe Holding B.V. and Beltrust A.G. (8)

10.7	Form of Common Stock Purchase Agreement, dated August 31, 2007, by and among the Company and certain investors. (9)

10.8	Settlement Agreement, entered by and between the Company and Rising Water Capital AG. (10)

10.9	Loan Agreement dated January 27, 2009, by and between the Registrant and QAT. (11)

Loan Agreement dated February 15, 2009, by and between the Registrant and QAT II Investments. (12)

10.10	Loan Agreement dated February 23, 2009, by and between the Registrant and QAT II Investments.(12)

10.11	Loan Agreement dated March 31, 2009, by and between the Registrant and QAT II Investments.(12)

10.12	Security Agreement dated March 30, 2009 by and between the Registrant and QAT II Investments. (12)

14.1	Code of Ethics (1)

16.1	Letter of Kabani & Company, Inc., dated September 3, 2008, regarding change in independent registered public accounting firm. (13)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent public accounting firm BDO Seidman, LLP

23.2	Consent public accounting firm Kabani & Company

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

*	Filed Herewith

**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 28, 2007.

(2)	Filed as an Exhibit to our Current Report on Form 8-K on January 22, 2008.

(3)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(4)	Filed as an Exhibit to our Current Report on Form 8-K on July 7, 2005.

(5)	Filed as an Exhibit to our Current Report on Form 8-K on December 16, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K on January 13, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K on June 5, 2006.

(8)	Filed as an Exhibit to our Current Report on Form 8-K on December 1, 2006.

(9)	Filed as an Exhibit to our Current Report on Form 8-K on November 19, 2007.

(10)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K on February 2, 2009.

(12)	Filed as an Exhibit to our Current Report on Form 8-K on April 9, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K on September 5, 2008.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELEPHANT TALK COMMUNICATIONS, INC.

Date: April 15, 2009	By:	/s/ Steven van der Velden
Name: Steven van der Velden
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director (Principal Executive Officer)	April 15, 2009
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer	April 15, 2009
Mark Nije

/s/ Martin Zuurbier	Chief Operating Officer, Chief Technical Officer, Director.	April 15, 2009
Martin Zuurbier

/s/ Yves R. van Sante	Director	April 15, 2009
Yves R. van Sante

/s/ Johan Dejager	Director	April 15, 2009
Johan Dejager

/s/ Bruce W. Barren	Director	April 15, 2009
Bruce W. Barren

/s/ Roderick de Greef	Director	April 15, 2009
Roderick de Greef