Form 10-Q
period 2009-03-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2009-05-20
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
Yes ☐  No ☒

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☐

As of May 19, 2009, there were 54,266,778 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2009

 PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,716,063	$1,656,546
Restricted cash	181,671	191,209
Accounts receivable, net of allowance for doubtful accounts of $480,275 and $503,102 at March 31, 2009 and December 31, 2008 respectively	5,102,076	4,574,013
Prepaid expenses and other current assets	2,265,618	1,916,967
Total Current Assets	9,265,428	8,338,735

LONG TERM DEPOSITS	292,593	310,356

PROPERTY AND EQUIPMENT, NET	6,672,066	6,345,113

INTANGIBLE ASSETS, NET	4,043,499	4,461,869

TOTAL ASSETS	$20,273,586	$19,456,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Overdraft	$322,907	$322,903
Accounts payable and customer deposits	6,439,804	5,809,211
Deferred revenue	220,295	220,058
Accrued expenses and other payables	1,729,799	1,890,004
Shares to be issued	-	619,057
Advances from third parties	280,633	274,762
Loans payable	881,058	881,035
Due to related parties	2,690,600	—
Total Current Liabilities	12,565,096	10,017,030

LONG TERM DEBT	410,527	402,425

MINORITY INTEREST	175,848	191,767

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 250,000,000 shares authorized, 53,920,885 issued and outstanding as of March 31, 2009 compared to 50,433,260 shares issued and outstanding as of December 31, 2008	54,022,586	52,933,209
Accumulated other comprehensive income	279,042	946,834
Accumulated deficit	(47,179,513)	(45,035,192)
Total Stockholders' Equity (Deficit)	7,122,115	8,844,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,273,586	$19,456,073

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months periods ended March 31,
	2009	2008
	Unaudited	Unaudited

REVENUES	$9,428,884	$11,757,280

COSTS AND OPERATING EXPENSES
Cost of service	9,147,797	11,412,511
Selling, general and administrative expenses	1,463,148	1,756,999
Non cash compensation to officers, directors and employees	269,460	161,487
Depreciation and amortization of intangibles assets	630,182	674,456
Total Costs and Operating Expenses	11,510,587	14,005,453

LOSS FROM OPERATIONS	(2,081,703)	(2,248,173)

OTHER INCOME (EXPENSE)
Interest income	10,070	15,753
Interest expense	(71,785)	(370,577)
Other expense	-	(1,208)
Total Other Income (Expense)	(61,715)	(356,032)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(2,143,418)	(2,604,205)
Provision for income taxes	(800)	(800)

LOSS BEFORE MINORITY INTEREST	(2,144,218)	(2,605,005)
Minority interest	(103)	29,017

NET LOSS	(2,144,321)	(2,575,988)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(667,792)	1,110,632
	(667,792)	1,110,632

COMPREHENSIVE LOSS	$(2,812,113)	$(1,465,356)

Net loss per common share and equivalents - basic and diluted	$(0.04)	$(0.27)*

Weighted average shares outstanding during the period - basic and diluted	51,509,345	9,530,637 *

*) adjusted for reversed stock split

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months periods ended March 31,
	2009	2008
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,144,321)	$(2,575,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630,182	674,456
Provision for doubtful accounts	8,833	-
Stock based compensation	228,835	13,379
Minority interest	103	29,017
Amortization of Shares issued for Consultancy	40,625	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(810,410)	(1,607,125)
(Increase) decrease in prepaid expenses, deposits and other assets	(378,916)	21,464
Increase (decrease) in accounts payable, proceeds form related parties and customer deposits	946,844	1,476,917
Increase (decrease) in deferred revenue	496	-
Increase (decrease) in accrued expenses and other payables	(333,739)	141,223
Net cash used in operating activities	(1,811,468)	(1,826,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(731,634)	(224,753)
Restricted cash	9	(6,009)
Net cash used in investing activities	(731,625)	(230,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	6,259	6,141
Proceeds from bank loans	-	1,398
Loan from related party	2,698,702	-
Net cash provided by financing activities	2,704,961	7,539

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(102,350)	176,887
NET INCREASE IN CASH AND CASH EQUIVALENTS	59,517	(1,872,993)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,656,546	4,366,312
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,716,063	$2,493,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$10,070	$7,527

	For the three months periods ended March 31,
	2009	2008
	Unaudited	Unaudited
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued to convert the notes payable to related parties and accrued interest	$532,583	$25,467

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Organization and Nature of Operations

We were incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation and involved in the manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and we changed our name to Staruni Corporation. On January 4, 2002, Staruni Corporation merged with Elephant Talk Limited, a company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc.

Elephant Talk Communications is positioning itself as an international telecom operator and enabler to the multimedia industry by facilitating the distribution of all forms of content as well as Mobile and Fixed telecom services to its global telecommunications customers.

The Company currently provides traditional telecom services, media streaming, and distribution services primarily to the business-to-business (B2B) community as well as Mobile Virtual Network Enabler (MVNE) and Mobile Virtual Network Operator (MVNO) services within the telecommunications market where it has a presence. Up until the reporting period the Company has mainly derived its revenues from traditional fixed-line services, but has made its largest investments in mobile enabling services and platforms. The first revenues from mobile services (MVNE/MVNO) started during the fourth quarter of Q4 2008.

Our service offerings can be considered to be grouped around:

•	Customized mobile services

•	Mobile enabling platform

•	Fixed network outsourcing

We view ourselves as a specialized enabler, offering various parts of the back office network including messaging platforms, data platforms and billing solutions.  As a result, we believe we are positioning ourselves as the MVNE partner of choice for the larger, global Mobile Network Operators (MNO’s) and one-stop convergent solutions provider for specialized MVNO customers.

Lastly, we build upon our fixed network capabilities, streaming technology and Premium Rate Services experience to offer an integrated solution for content distribution and associated payment resolution. The (mobile and fixed) technology, software and systems set-up is supported by a switch-based telecom network with full national licenses and direct fixed line interconnections with the Incumbents/National Telecom Operators in seven (7) European countries and one (1) in the Middle Eastern (Bahrain), complimented with partnerships with telecom operators in France, Germany, Scandinavia and Poland.

NOTE 2 Financial Condition and Going Concern

The Company has an accumulated deficit of ($47,179,513) as of March 31, 2009.  Historically the Company has relied on a combination of debt and equity financings to fund ongoing cash requirements. In the first quarter of 2009 the Company received a total $2.7 million as a loan from a related party QAT II Investments SA (“QAT II”).  Following the first quarter QAT II provided financing for $1.1 million, thus bringing the total amount funded in 2009 by QAT II  to $3.8 million.

The cash balance at March 31, 2009 and the additional loans have provided sufficient funds through the beginning of the second quarter of 2009.

 Management is in ongoing discussions with QAT regarding additional borrowings to fund the capital requirements in the immediate future until a more permanent source of funding can be secured.  At the same time Management has began fund raising activities by engaging a U.S. Investment Banking firm.  Although QAT and other related parties have invested, or have arranged for the investment of, a total of $35.4 million since 2005 through December 31, 2008, and have since January 2009 demonstrated a willingness to fund the Company’s immediate capital requirements for an additional $3.8 million, there can be no assurance that they will continue to do so.

Given the need to raise additional funds, potentially in the immediate short term, we are actively engaged in discussions with potential financing sources in addition to QAT in order to fund the expected cash requirements generated by future operations, capital expenditures and potential acquisitions.  Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, that the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. Further, the current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, as circumstances require, we may not be able to continue operations. As of March 31, 2009, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

NOTE 3 Significant Accounting Policies

Basis of Presentation - Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in the Company's 2008 Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for the three months ended March 31, 2009 and December 31, 2008 include the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiary Elephant Talk Communications S.L.U., its wholly-owned subsidiary Elephant Talk Mobile Services B.V.( formerly known as Cardnet Clearing Services B.V), its wholly-owned subsidiary Elephant Talk Communication Austria GmbH, its wholly-owned subsidiary Vocalis Austria GmbH, its wholly-owned subsidiary Elephant Talk Communications Italy S.R.L., its wholly-owned subsidiary ET-Stream GmbH, its wholly-owned subsidiary Elephant Talk Communication Carrier Services GmbH, its wholly-owned subsidiary Elephant Talk Communication (Europe) GmbH, its wholly-owned subsidiary Elephant Talk Communication Schweiz GmbH, its wholly-owned subsidiary Moba Consulting Partners B.V.,its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its wholly-owned subsidiary Elephant Talk Communications France S.A.S., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its wholly-owned subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Guangzhou Elephant Talk Information Technology Limited., its wholly-owned Elephant Talk Caribbean B.V., its majority owned (51%) subsidiary ET-UTS N.V., its wholly-owned subsidiary Elephant Talk Limited, its wholly-owned subsidiary Full Mark Technology Ltd., its wholly-owned subsidiary Jinfuyi Technology Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (50.49%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.

For comparative purposes, certain prior period amounts have been reclassified to facilitate comparisons with the current year financial reporting.

Foreign Currency Translation

The functional currency was Euros for its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with SFAS 52, net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). The accumulated other comprehensive income as of March 31, 2009 and December 31, 2008 was $279,042 and $946,834, respectively. The foreign currency translation gain (loss) for the three months periods ended March 31, 2009 and 2008 were  ($667,792) and $1,110,632, respectively.

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

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis.  As of March 31, 2009 and December 31, 2008 the allowance for doubtful accounts was $480,275 and $503,102, respectively.

Revenue Recognition and Deferred Revenue

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured. The Company derives revenue from activities as a fixed-line and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue).  The Company recognizes revenue from prepaid calling cards as the services are provided.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $220,295 and $220,058 as of March 31, 2009 and December 31, 2008, respectively.

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

Reporting Segments

Statement of Financial Accounting Standards (“SFAS”) No. 131,“Disclosures about segments of an enterprise and related information” (SFAS No.131). SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments," (SFAS 123(R)), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of SFAS 123(R). Under SFAS 123(R), stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee's requisite service period (the vesting period, generally four years), which we have elected to amortize on a straight-line basis. Options exercised with a note receivable in 2003 continue to be accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We have filed or are in the process of filing tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome is unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial condition or cash flows.

Comprehensive Income/(Loss)
Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the three months ended March 31, 2009 and 2008 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

Intangible Assets

In accordance with SFAS No. 142, intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. The adoption of this statement with respect to the Company’s financial assets and liabilities, did not impact the Company’s consolidated results of operations, financial condition and disclosures.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

NOTE 4 Long term earnest deposit

Long term earnest deposits to various telecom carriers during the course of its operations amount to $292,593 as at March 31, 2009 compared with $310,356 as of December 31, 2008.  The deposits are refundable at the termination of the business relationship with the carriers.

NOTE 5 Prepaid expenses and other current assets

Prepaid expenses and other current assets recorded as $2,265,618 as of March 31, 2009, compared with $1,916,967 as of December 31, 2008.  The 2008 amount consists of prepaid VAT and unvested stock related compensation for management and consultants.

NOTE 6 Property & Equipment

The Company has evaluated the nature of its systems engineering and software programming activities and relevance to its business activities and has concluded that the reclassification of these investments from Intangibles to Property and Equipment more accurately reflects the nature and financial reporting of the Company. Typically these investments pertain to the Company’s:

•	Intelligent Network (IN) platform
•	CRM software
•	Mediation, Rating & Pricing engine
•	Operations and Business Support software
•	Network management tools

Property and equipment at March 31, 2009 and December 31, 2008 consist of:

	Average Estimated Useful Lives	March 31, 2009	December 31, 2008
Leasehold improvements	3	$0	$10,433
Furniture and fixtures	5	85,400	78,278
Computer, communication and network equipment	3 - 10	6,660,654	6,395,032
Software	5	4,487,988	4,632,430
Automobiles	5	124,794	133,202
Construction in progress		1,383,186	1,047,248
		12,742,023	12,296,623

Less: accumulated depreciation		(6,069,957)	(5,951,510)

		$6,672,066	$6,345,113

Total depreciation expense for the three months ended March 31, 2009 and 2008 was $443,330 and $223,292 respectively.

NOTE 7 Intangible Assets - Customer Contracts, Licenses and Interconnects

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects.

	Average Estimated Useful Lives	March 31, 2009	December 31, 2008
Customer Contracts, Licenses & Interconnect	5 - 10	$11,558,028	$12,104,634

Less: Accumulated Amortization and impairment charges		(7,514,529)	(7,642,765)

		$4,043,499	$4,461,869

Intangible asset amortization expense for the three months ended March 31, 2009 and 2008 was $186,852 and $451,165 respectively.

NOTE 8 Overdraft

In 2004, Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. has borrowed funds from the bank. As of March 31, 2009 the overdraft balance included accrued interest amounted to $229,931 compared to $223,663 as of December 31, 2008.  The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd. As of March 31, 2009 Moba Consulting Partners B.V. had an overdraft of $92,976 compared to $99,240 as of December 31, 2008 on one of the company’s bank accounts.

NOTE 9 Accrued Expenses

As of March 31, 2009 and December 31, 2008, the accrued expenses comprised of the following:

	March 31,	December 31,
	2009	2008
Accrued Selling, General & Administrative expenses	$262,299	$513,722
Placement fees	-	491,100
Accrued cost of sales and network	36,179	14,140
Accrued taxes	773,588	227,896
Accrued interest payable	481,152	439,290
Other	176,580	203,856
Total accrued expenses	$1,729,799	$1,890,004

NOTE 10 Advances from third parties

As of March 31, 2009 and December 31, 2008 the Company had $280,633 and $274,762, respectively as payable to third parties related to two litigations as mentioned in footnote 19.

NOTE 11 Due to related parties

The Company received secured interest bearing loans at 12% p.a. from QAT II Investments SA, an entity that certain shareholders and officers have an ownership interest in the company. Unless the company and QAT II arrive at an investment agreement, these amounts are due latest on June 30, 2009. Further details are provided in this Report in Note 21: Related Party Transaction.

Due to related parties amount to $2,690,600 as of March 31, 2009 compared with $0 as of December 31, 2008.

NOTE 12 Loans Payable

Loans payable at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$320,528	$320,520
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	191,521	191,516
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	85,156	85,154
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at March 31, 2009	283,853	283,845
Total	$881,058	$881,035

Elephant Talk Ltd has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which Elephant Talk Ltd has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $452,236 as of March 31, 2009. As a result of the default, the entire loan balance outstanding at December 31, 2008 is due and payable to the bank. Furthermore, Elephant Talk Ltd is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd has recorded $1,580.80 and $26,598 in interest expense and default interest expense, respectively, on loans payable as of March 31, 2009 and March 31, 2008 and $2,728 and $25,285 in interest expense as of March 31, 2009 and March 31, 2008, respectively. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

NOTE 13 Long term debt

The company’s 51% owned subsidiary ET-UTS N.V. has received $410,527 in interest bearing (8% per annum) unsecured loans from UTS N.V., the 49% shareholder in the subsidiary. No maturity has been fixed.

NOTE 14 Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 53,920,885 common shares issued and outstanding as of March 31, 2009.  The shares issued and outstanding as per the stock transfer agent’s records are 54,166,777 and includes 245,900 shares which were cancelled by the Company prior to 2006. However, these shares were not returned to the stock transfer agent and never cancelled on records. These shares have been blocked for trading by the Stock Transfer Agent.

The following table summarizes the shares issued for the three months ended March 31, 2009:

	Number of shares issued
Computation of Full Dilution - March 31, 2009
December 31, 2008 Total number of shares issued	50,433,260
Shares Issued for Directors' Compensation	2,420,833	*
Shares issued for placement and sign in fee agent (Pending 2008)	809,000
Shares Issued for 2008 Funding	476	*
Shares issued for - Services 2009 Public Offering	200,000
Shares issued for placement and sign in fee agent (Pending 2008)	57,316	*

March 31, 2009 Total number of shares issued	53,920,885

The (*) marked line items add up to the 2008 shares to be issued as per closing December 31, 2008.

NOTE 15 Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the SFAS  No.128 (SFAS No.128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 16 Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2000 Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 160,000 common shares and 160,000 stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 12,000 shares of common stock and 160,000 stock options remain available for grant at March 31, 2009.

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are as of March 31, 2009, 354,009 stock options outstanding. There are remaining 600,000 shares and 45,991 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of March 31, 2009:

	Number of shares	Exercise Price	Fair Value
Options:
Outstanding as of December 31, 2008	366,009	$2.25	—
Granted in 2009	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	12,000	—	—
Outstanding as of March 31, 2009	354,009	$2.25	$0

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options will generally vest on December 31, 2009 or much earlier if there is a change of control in the Company. The options will expire on December 31, 2011 or later depending on granting date.

The cancelled/forfeited options during 2009 were granted in 2008.

Following is a summary of the status of options outstanding at March 31, 2009:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	354,009	3.10 years	$2.25	0	$2.25
At March 31, 2009 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of SFAS 123(R) and the Company's 2006 stock award plan, but not yet recognized was approximately $0.2 million.

2008 Long-Term Incentive Plan

The 2008 plan was adopted on January 15, 2008, and approved by our shareholders on the same date at our annual meeting. This incentive plan authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses.  The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split.  As of March 31, 2009, a total of 359,409 stock options had been granted under this plan. Options granted generally begin vesting over a 2 year period. Options generally expire 2 years from the date of grant.

Common stock purchase options and warrants consisted of the following as of March 31, 2009:

	Number of shares	Exercise Price	Fair Value
Options:
Outstanding as of December 31, 2008	366,009	$0.60	$36,601
Granted in 2009	5,400	$0.60	$540
Exercised	—	—	—
Cancelled/Forfeited	12,000	$0.60	$1,200
Outstanding as of March 31, 2009	359,409	$0.60	$35,941

At March 31, 2009 the share-price at closing was $0.70 which results in a $0.10 fair value per stock option and $35,941 for all common stock options granted in this plan.

Following is a summary of the status of options outstanding at March 31, 2009:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60	359,409	4.64 years	$0.60	—	—

The average assumptions used so far for the options granted in 2009 using the Black-Scholes options model are: volatility of 167%, term of 3 years and a Risk Free Interest Rate assumption of 1.25%. The expected dividend yield is zero.

At December 31, 2008 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of SFAS 123(R) and the Company's 2008 stock award plan, but not yet recognized was approximately $0.1 million.

Stock-Based Compensation Expense

Under the provisions of SFAS 123(R), the Company recorded for the three months ended March 31, 2009 $269,460  in stock-based compensation expense for management shares, Non-Qualified Stock and Option Compensation Plan and shares issued for consultancy. For the comparable period in 2008 the expensing was $161,487.. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123(R).

NOTE 17 Commitments

As of March 31, 2009 commitments of the Company relating to leases, co-location, interconnect and office rents,

December 31, 2009	$2,147,933
December 31, 2010	1,746,312
December 31, 2011	1,679,702
December 31, 2012	1,403,279
December 31, 2013	82,799
Total	$7,060,025

NOTE 18 Minority interests in subsidiaries

The Company had minority interests in several of its subsidiaries. The balance of the minority interests as of March 31, 2009 and December 31, 2008 were as follows:

Minority Interest Balance at Subsidiary	Minority Interest %	March 31, 2009	December 31, 2008
ETC PRS UK	49%	$9,688	$10,807
ETC PRS Netherlands	49%	129,407	144,344
ET ME&A Holding WLL	49%
ET Bahrain WLL	1%	1,513	1,388
ET ME&A FZ LLC	49.46%	35,240	35,227
Total		$175,848	$191,767

NOTE 19 Litigation

(a) Beijing Chinawind
On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing Chinawind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“CW”), filed two lawsuits against Guangdong Elephant Talk Network Consulting Limited, a company organized and existing under the laws of the People’s Republic of China and an agent of the Company (“ETGD”), in the Beijing Civil Courts. The lawsuit alleged that a.) ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “CW Agreement”), between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b.) ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the CW Agreement, consideration of $1,000,000 through the issuance of 400,000 common shares of the Company valued at $2.25 per common share. The lawsuit further alleged that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction

The judgment of the Beijing Haiding Civil Court was received. On October 18, 2007 the verdict was given in the two cases.  The CW Agreement was confirmed to be effective. All requests from CW are rejected.  In addition, the Court confirmed the opinion of ETGD: that the resolutions of the shareholders meeting of China Wind held on January 27, 2007 are invalid, as the meeting was not conducted in a proper way.

On February 4, 2009, our board of directors decided to pursue no longer our interests in the concerned company, as the business perspectives are no longer seen as of value for us.

(b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.
As previously described in our 2004 Annual Report we and New Times Navigation Limited mutually agreed to terminate this purchase agreement. We returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 90,100 of our common stock out of the 204,000 issued by us for the purchase. In addition we issued 37 unsecured convertible promissory notes for a total amount of $3,600,000. On our request 21 notes were returned with a total value of $2,040,000.

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

(d) Manu Ohri Litigation
On March 26, 2009, an action was commenced against us in the state of California by Manu Ohri, our former Chief Financial Officer, alleging a breach of written contract, a breach of oral contract, and a common count for services rendered. The suit requests, among other things, $427,816 in unpaid severance payments, $56,951 owed under an oral consulting agreement, and stock options payable under the oral consulting agreement with a net value of $622,000.  We intend to dispute these claims

NOTE 20 Segment Information

Three months ended March 31, 2009

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$7,167,378	$479,596	$1,326,979	$160,466	$9,134,419	$4,878	$289,587	$-	$9,428,884

Operating income (loss)	$(258,790)	$8,924	$(850,525)	$(88,490)	$(1,188,881)	$(133,370)	$(29,527)	$(729,925)	$(2,081,703)

Net income (loss):	$(258,648)	$8,924	$(850,475)	$(88,523)	$(1,188,722)	$(366,493)	$(29,425)	$(559,681)	$(2,144,321)

Identifiable assets	$4,737,281	$1,506,734	$10,301,027	$559,813	$17,104,854	$259,104	$850,286	$2,059,342	$20,273,586

Depreciation and amortization & impairment charge	$(24,364)	$(44,529)	$(383,758)	$3,849	$(448,802)	$(11,916)	$(10,360)	$(159,104)	$(630,182)

Capital expenditure	$23,152	$1,184	$549,232	$-	$573,568	$2,827	$-	$155,240	$731,634

Three months ended March 31, 2008

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$8,715,093	$694,283	$2,219,107	$125,120	$11,753,603	$3,677	$-	$-	$11,757,280

Operating income (loss)	$(745,051)	$146,250	$(462,067)	$(212,681)	$(1,273,549)	$(241,067)	$(61,691)	$(672,666)	$(2,248,973)

Net income (loss):	$(730,507)	$146,250	$(462,067)	$(212,681)	$(1,259,005)	$(420,525)	$(61,691)	$(834,767)	$(2,575,988)

Identifiable assets	$8,551,301	$1,952,685	$12,428,849	$1,308,209	$24,241,044	$203,994	$608,359	$5,888	$25,059,285

Depreciation and amortization	$(161,504)	$(58,811)	$(437,735)	$(6,708)	$(664,758)	$(9,698)	$-	$-	$(674,456)

Capital expenditure	$-	$-	$197,319	$-	$197,319	$27,434	$-	$-	$224,753

NOTE 21 Related Party Transactions

Loan agreements

On January 27, 2009, QAT II Investments SA (“QAT II), a closed-end sister fund of QAT Investments SA, entered into a loan agreement with the Company whereby QAT II  agreed to provide the Company with $1,409,700. According to the terms, the loan will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II  and the Company sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by June 30, 2009.  On February 15, February 23, and March 31, 2009 QAT II  entered into three loan agreements with the Company whereby QAT II  agreed to provide the Company with $643,650, $637,250 and $660,400 respectively.  The outstanding principal of $3,351,000 and interest at a rate of twelve percent (12%) per annum shall become immediately due and payable in the event the Company fails to make required payments of principal and interest, or otherwise breaches the agreements and fails to cure such breach upon twenty (20) days notice, or if it disposes of its properties or assets without QAT II ’ prior consent, or if it files a petition for bankruptcy or otherwise resolves to wind up its affairs.  All agreements and amounts were entered in Euro’s. Accordingly, deviations may occur with prior 8-K filings due to different exchange rate usage.

In connection with the loan agreements, on March 30, 2009 we entered into a security agreement (the “Security Agreement”) with QAT II .  The Security Agreement granted QAT II  a security interest in the revenues received by us under a Spanish MVNE Agreement which management expects to be entered into by the parties (the “MVNE Agreement”).   The Security Agreement will terminate when all amounts due under the loan agreements have been paid in full by Registrant.

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

Stock issuance

On February 3, 2009, 23,982 shares of common stock were issued to RWC as part of the Incentive Payment.  As a result of the Company’s private placement of securities in excess of $1.0 million, RWC is additionally entitled, as an Incentive Payment, approximately $451,915 in cash and was issued warrants to purchase 338,029 shares of the Company’s common stock at $1.05 per share, warrants to purchase 338,029 shares of the Company’s common stock at $1.26 per share and warrants to purchase 169,015 shares of the Company’s common stock at $1.47 per share. In lieu of the cash payment RWC accepted 742,000 shares of our common stock, based on a conversion price of $0.60 per share.

NOTE 22 Subsequent Events - Related Party Transactions

Loan agreements

On May 4th 2009, QAT II , a closed-end fund of QAT Investments, entered into a loan agreement with the Company whereby QAT II will provide the Company with $ 462,253.  According to the terms, the loan will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II and the Company sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by June 30, 2009. The agreement and amount were entered in Euro’s.  Further terms and conditions as mentioned in NOTE 21 above as well as Exhibit 10.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changes in governmental regulations, and changing economic conditions in developing countries and an inability to arrange additional debt or equity financing. More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2008.

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

Mobile Services (MVNE/MVNO)

As of 2007, we positioned ourselves in Europe as a MVNE to MNO’s and MVNO’s offering a wide range of Mobile Enabling/Enhancing services through sophisticated, proprietary technology supported by multi-country operations with a focus on B-B, outsourcing /partnering strategy. Important milestones in this respect are:

1. September 11, 2008. Letter of Intent signed by Vodafone Espaňa S.A.U. and Elephant Talk Communications, Inc., confirming the award by Vodafone Espaňa to Elephant Talk of the project of implementation and operation of a new MVNE platform for the Spanish market. Upon signing of the intended Hosting Agreement between Parties, Elephant Talk will become the exclusive MVNE for Vizzavi Spain (part of the Vodafone Group).

2. September 17, 2008. Hosting Agreement signed between T-Mobile Netherlands BV and Elephant Talk Holding AG, a 100% affiliate of Elephant Talk Europe Holding BV. T-Mobile is one of the 3 Mobile Network Operators in the Netherlands. Elephant Talk will, as exclusive MVNE for T-Mobile, connect MVNO in the Netherlands to its platform, making use of the mobile network of T-Mobile.

3. Following the start of our Mobile (MVNE) services in the Netherlands in the fourth quarter of 2008, we have been able to enter into a number of Heads of Agreements with MVNO’s in the Netherlands.

4. In line with the expected convergence of applications and bundling of services we need to integrate our services with offerings by 3rd party providers with a uniquely specialized or compatible technology. Although there can be no assurance as to the completion of the agreement, we have entered into a Heads of Agreement to acquire controlling interest in Validsoft. Validsoft provides Telecommunications based Card Fraud Identification and Detection solutions combined with fully automated resolution capability ideally suited for mass consumer deployment.

Nature of use of funding received by the Company (2006 – 2008); mobile investment estimate.

As of the moment new management took over in Fall 2006, approximately $30 million investment has been made into the company until the end of 2008. Below management provides additional background on the use of funds over the stated period.

In management’s best estimate the Company’s traditional fixed line business (“old business”) could be operated by approximately 15 people, which is a limited number of people considering the total employees and long term contractors.

However, in order to expand our capabilities to create our mobile platform and the underlying footprint (“new business”), including all related capabilities in the areas of CRM, Billing, IN, and the integration of all mobile network components, we have on average been using approximately 45 people. Over the period 2006-2008 we spend $ 2.94 million in Network Cost and $13.9 million in Selling General & Administration (excluding $1.43 million in activated compensation cost). When allocating roughly 25% of the Network Cost and 75% of the Selling General & Administration (based upon the average amount of people working for the old and new business; in 2007 we had a headcount of 53, in 2008 of 72), an amount of $0.74 million plus $10.43 million or $11.17 million could therefore be attributed to developing these new capabilities.

In addition, we invested approximately $9.3 million in the acquisition of the Benoit Telecom Group plus additional other companies to build our footprint in Europe.

Furthermore, we spent approximately $4.5 million plus $1.43 million (as being activated compensation cost) or $5.93 million in capital expenditures over the last 2 years.

All together we spent $26.4 million in building our mobile platform capabilities. On average we estimate to have spent approximately 10% in costs of raising our funding (commissions, legal, Investor Relations, research reports, presentations, travel, etc), thus arriving at an investment of $29.3 million. An amount of $900,000 over 2007 and 2008 was paid towards deposits in restricted cash, thus arriving at an amount of around $30 million that management estimates reflects the move to create our mobile capabilities. In the first quarter of 2009 this level of investment in the mobile capabilities has continued.

Results of Operations

Our results of operations for the three months ended March 31, 2009, consisted of the operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries, and its wholly-owned subsidiary Elephant Talk Global Holding BV and its subsidiaries.

Economic Crisis:
We believe that mobile telecommunications and the business-to-business markets that we serve will remain relatively stable in the face of the continued deteriorating economic climate (see also Liquidity and Capital Resources).

Three Month Periods Ended March 31, 2009 compared to the Three Month Periods Ended March 31, 2008

Revenue

Revenue for the three months ended March 31, 2009 was $9,428,884 compared to $11,757,280 for the same period in 2008. A major part of the decrease is caused by negative translation effect of $1.5 million. The remainder of the decrease was primarily the result of the decrease experienced in our Premium Rate Calling Services (PRS) services, the largest revenue generating service of the company. A decrease was also experienced in our Carrier (Pre) Select services.

Revenues for the three month period pertaining to our (new) mobile services increased as well as our new Middle East market (Bahrain) for prepaid calling card services. However, these increases did not off-set the decrease in our traditional PRS/CPS services described above.

Cost of service

Cost of service was for the three months ended March 31, 2009 was $9,147,797 compared to $11,412,511 for the same period in 2008. Cost of service include origination, termination, network and billing charges from telecommunications operators, outpayment costs to content and information providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, and data transmission services.  The cost of service remained 97% of the total revenue. The decrease in cost of service between the first quarter of 2009 and 2008 included a positive translation effect of $1.5 million.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended March 31, 2009 was $1,463,148 compared to $1,756,999 in 2008. The decrease in SG&A between the first quarter of 2009 and 2008 included a positive translation effect of $137,623. The increased management & personnel expenses were offset by the decrease in other selling, general and administrative costs.

Non cash compensation to officers, directors and employees

Non-cash compensation for the three month ended March 31, 2009 was $269,460 and $161,487 for the corresponding 2008 period. Non-cash compensation is comprised of:

•	the expense related to shares of restricted common stock that are issued to management in connection with a compensation plan originated in the first quarter of 2007;
•	the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan and
•	the expense related to shares issued to consultants for services.

Depreciation and amortization

Depreciation and amortization for the three months March 31, 2009 was $630,182 and $674,456 for the comparable period in 2008. The decrease in depreciation and amortization between the first quarter of 2009 and 2008 included a positive translation effect of $70,600.

Other Income and Expenses:

Interest for the three months ended March 31, 2009 was ($61,715) compared to ($356,032) in 2008.
The interest expense decrease resulted from the conversion in the second quarter 2008 of Promissory Notes into equity.

Minority Interest

Our majority owned subsidiaries Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC and ET-UTS NV.

During the three months ended March 31, 2009 a minority interest charge was incurred of ($103) compared to $29,017 in the same period last year.

Comprehensive Income (Loss)

We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income for the three months ended March 31, 2009 was a loss of ($667,792) versus income of $1,110,632 for the three months ended March 31, 2008. The decrease per the first quarter 2009 compared to the same period of 2008 is primarily attributable to the translation effect resulting from the substantial decrease in the value of Euro compared to the USD which has occurred throughout the third and fourth quarter of 2008.

Liquidity and Capital Resources

We have an accumulated deficit of $47,179,513 including a net loss of $2,144,321for the three months ended March 31, 2009. For the three months ended March 31, 2009 we received a total $2,690,600 from the related party QAT II .  We believe that our cash balance at March 31, 2009, in combination with additional loans of $ 1.1 million received from QAT II , cash generated from operations, will provide sufficient funds through the beginning of the second quarter of 2009.

In the light of the need to raise additional funds in the immediate short term, we are focused on capital raising activities, in addition to continuing to control operating costs and aggressively managing working capital. We are actively seeking to raise additional debt or equity financing in order to fund our cash requirements generated by future operations, capital expenditures and potential acquisitions.  Although we have previously been able to raise capital as needed, there can be no assurance that such capital will continue to be available at all, or if available, that the terms of such financing would not be dilutive to existing shareholders or otherwise on terms favorable to us. Further, the current global financial situation may offer additional challenges to raising the capital we require in the immediate short term. If we are unable to secure additional capital, as circumstances require, we may not be able to continue our operations. As of March 31, 2009, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

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

Operating activities

Net cash used in operating activities for the three months ended March 31, 2009 was $1,811,468. This decrease in use of cash is largely due to an increase of operating losses (after adjusting for non-cash items) in the first quarter 2009 versus 2008 and to a smaller extent the deterioration of working capital compared to 2008.

Investment activities

Net cash used in investment activities for the three months ended March 31, 2009 was $731,625.

Financing activities

Net cash received by financing activities for the three months ended March 31, 2009 was $2,704,961.

As a result of the above activities, the Company had a cash and cash equivalents balance of $1,716,063 as of March 31, 2009, a net increase in cash and cash equivalents of $59,517, for the three months ended March 31, 2009.

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

Stock-based Compensation
Effective January 1, 2006, we adopted Statement No.123R, “Share-Based Payment” SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, we accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

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

We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. The purchase price includes the direct costs of the acquisition. However, beginning in fiscal 2009, acquisition-related costs will be expensed as incurred, in accordance with FASB issued revision to SFAS No. 141, “Business Combinations”(SFAS 141(R)). Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development.

Impact of Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the significant deficiencies described below.

Our management has identified a material weakness in our disclosure controls and procedures due to a lack of personnel and technological resources. This material weakness restricts our ability to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management and that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting
There have not been any other changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

(a) Beijing Chinawind
On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing Chinawind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“CW”), filed two lawsuits against Guangdong Elephant Talk Network Consulting Limited, a company organized and existing under the laws of the People’s Republic of China and an agent of the Company (“ETGD”), in the Beijing Civil Courts. The lawsuit alleged that a.) ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “CW Agreement”), between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind; and b.) ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the CW Agreement, consideration of $1,000,000 through the issuance of 400,000 common shares of the Company valued at $2.25 per common share. The lawsuit further alleged that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction

The judgment of the Beijing Haiding Civil Court was received. On October 18, 2007 the verdict was given in the two cases.  The CW Agreement was confirmed to be effective. All requests from CW are rejected.  In addition, the Court confirmed the opinion of ETGD: that the resolutions of the shareholders meeting of China Wind held on January 27, 2007 are invalid, as the meeting was not conducted in a proper way.

On February 4, 2009, our board of directors decided to pursue no longer our interests in the concerned company, as the business perspectives are no longer seen as of value for us.

(b) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.
As previously described in our 2004 Annual Report we and New Times Navigation Limited mutually agreed to terminate this purchase agreement. We returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 90,100 of our common stock out of the 204,000 issued by us for the purchase. In addition we issued 37 unsecured convertible promissory notes for a total amount of $3,600,000. On our request 21 notes were returned with a total value of $2,040,000.

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

(d) Manu Ohri Litigation
On March 26, 2009, an action was commenced against us in the state of California by Manu Ohri, our former Chief Financial Officer, alleging a breach of written contract, a breach of oral contract, and a common count for services rendered. The suit requests, among other things, $427,816 in unpaid severance payments, $56,951 owed under an oral consulting agreement, and stock options payable under the oral consulting agreement with a net value of $622,000.  We intend to dispute these claims

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, and the additional, if any, Risk Factors set forth below. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 On February 17, 2009, we issued 1,000,000 shares of our common stock to QAT Investments S.A. (“QAT”) as consideration for the services provided by two of our directors: Johan Dejager and Yves van Sante.  The shares of common stock were issued directly to QAT pursuant to an agreement between QAT and each of Messrs. Dejager and van Sante.

On February 17, 2009, pursuant to a consulting agreement between us and Alliance Advisors LLC, we issued 200,000 shares of common stock to Alliance Advisors LLC in exchange for services rendered.

On March 26, 2009, we issued 34,000 shares of our common stock to QAT in consideration for the placement agency services of its wholly-owned subsidiary, Quercus Management Group N. V. (“QMG”) in our 2008 offering of common stock and warrants.

On March 26, 2009, we issued 742,000 shares of our common stock to Rising Water Capital, A.G. pursuant to a settlement agreement between us and RWC dated June 9, 2008.

On March 30, 2009, we issued 33,000 shares of our common stock to Amelia & Associates SA in consideration for its placement agency services in our 2008 offering of common stock and warrants.

On April 16, 2009, pursuant to a consulting agreement between us and OTC Global Partners LLC, we issued 100,000 shares of common stock to OTC Global Partners LLC in exchange for services rendered.

On May 4, 2009, we issued 124,800 shares of our common stock to QAT as consideration for the services provided by Steven van der Velden, our Chairman, President and Chief Executive Officer.  The shares of common stock were issued directly to QAT pursuant to an agreement between QAT and Mr. van der Velden.

The above-referenced securities were offered and sold pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.1	Loan agreement dated May 4, 2009 with related party QAT II Investments SA
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS, INC.

May 19, 2009	By:	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

May 19, 2009	By:	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

10.1	Loan agreement dated May 4, 2009 with related party QAT II Investments SA
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4