Form 10-Q
period 2009-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2009-08-14
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

+31 (0) 20 653 5916
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
Yes ☐   No ☒

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☐

As of July 31, 2009, there were 54,471,209 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.
TABLE OF CONTENTS
FORM 10-Q
June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$575,770	$1,656,546
Restricted cash	191,822	191,209
Accounts receivable, net of allowance for doubtful accounts of $313,757 and $503,102 at June 30, 2009 and December 31, 2008 respectively	6,543,966	4,574,013
Prepaid expenses and other current assets	2,042,835	1,916,967
Total Current Assets	9,354,393	8,338,735

LONG TERM DEPOSITS	296,110	310,356

PROPERTY AND EQUIPMENT, NET	7,455,352	6,345,113

INTANGIBLE ASSETS, NET	4,189,831	4,461,869

TOTAL ASSETS	$21,295,686	$19,456,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Overdraft	$335,349	$322,903
Accounts payable and customer deposits	7,442,336	5,809,211
Deferred revenue	218,251	220,058
Accrued expenses and other payables	1,963,422	1,890,004
Shares to be issued	-	619,057
Advances from third parties	202,935	274,762
Loans payable	881,070	881,035
Due to related parties	4,340,497	—
Total Current Liabilities	15,383,860	10,017,030

LONG TERM DEBT	418,792	402,425

NONCONTROLLING INTEREST	185,375	191,767

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 250,000,000 shares authorized, 54,471,209 issued and outstanding as of June 30, 2009 compared to 50,433,260 shares issued and outstanding as of December 31, 2008	54,424,137	52,933,209
Accumulated other comprehensive income	749,575	946,834
Accumulated deficit	(49,866,053)	(45,035,192)
Total Stockholders' Equity (Deficit)	5,307,659	8,844,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$21,295,686	$19,456,073

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008

REVENUES	$11,311,398	$11,921,290	$20,740,282	$23,678,570
COST AND OPERATING EXPENSES
Cost of service	10,632,204	11,573,624	19,780,001	22,986,135
Selling, general and administrative expenses	1,783,795	1,664,504	3,246,943	3,421,503
Non cash compensation to officers, directors and employees	750,406	228,585	1,019,866	390,072
Depreciation and amortization of intangibles assets	707,763	751,725	1,337,945	1,426,181
Total cost and operating expenses	13,874,168	14,218,438	25,384,755	28,223,891

LOSS FROM OPERATIONS	(2,562,770)	(2,297,148)	(4,644,473)	(4,545,321)

OTHER INCOME (EXPENSE)
Interest income	12,237	20,710	22,307	36,463
Interest expense	(136,154)	(398,494)	(207,939)	(769,071)
Other expenses	-	(7,761)	-	(8,969)
Total other income (expense)	(123,917)	(385,545)	(185,632)	(741,577)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,686,687)	(2,682,693)	(4,830,105)	(5,286,898)
Provision for income taxes	-	-	(800)	(800)
NET LOSS	(2,686,687)	(2,682,693)	(4,830,905)	(5,287,698)
Net income (loss) attributable to noncontrolling interest	(653)	30,232	(756)	59,249
NET LOSS	(2,687,340)	(2,652,461)	(4,831,661)	(5,228,449)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	470,533	103,715	(197,259)	1,214,347
	470,533	103,715	(197,259)	1,214,347

COMPREHENSIVE LOSS	$(2,216,807)	$(2,548,746)	$(5,028,920)	$(4,014,102)

Net loss per common share and equivalents - basic and diluted	$(0.050)	$(0.159)	$(0.092)	$(0.399)

Weighted average shares outstanding during the period - basic and diluted	53,864,109	16,726,734	52,693,232	13,108,807

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months periods ended June 30,
	2009	2008
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,831,661)	$(5,228,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,337,945	1,426,181
Provision for doubtful accounts	(178,090)	—
Stock based compensation	868,616	390,072
Noncontrolling interest	756	(59,249)
Amortization of Shares issued for Consultancy	151,250	4,514
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,704,371)	(975,575)
(Increase) decrease in prepaid expenses, deposits and other assets	(158,168)	10,427
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	1,565,246	982,368
Increase (decrease) in deferred revenue	(1,807)	—
Increase (decrease) in accrued expenses and other payables	(112,870)	300,675
Net cash used in operating activities	(3,063,154)	(3,149,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,963,245)	(489,102)
Restricted cash	18	1,588
Net cash used in investing activities	(1,963,227)	(487,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	12,767	12,044
Placement fees	-	(462,867)
Proceeds from bank loans	-	(38,011)
Proceeds from sale of shares	-	15,937
Proceeds from related parties		3,306,372
Loan to third party	(345,895)
Loan from related party	4,340,497	—
Net cash provided by financing activities	4,007,369	2,833,475

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(61,764)	182,331
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,080,776)	(620,744)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,656,546	4,366,312
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$575,770	$3,745,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$19,880	$35,968

	For the six months periods ended June 30,
	2009	2008
	Unaudited	Unaudited
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued to convert the notes payable to related parties and accrued interest	$532,583	$7,939,171
Deemed Dividend as a result of loss on conversion of the above Note to related party	-	1,200,000

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

We were incorporated on February 5, 1962 under the laws of the state of California as Altius Corporation and involved in the manufacturing of freeway signs. In March 1997, Altius acquired Starnet Universe Internet, Inc., a web developer and Internet Service Provider (ISP) and we changed our name to Staruni Corporation. On January 4, 2002, Staruni Corporation merged with Elephant Talk, Limited, a company incorporated in Hong Kong, and filed a Certificate of Amendment of Articles of Incorporation to amend the corporate name to Elephant Talk Communications, Inc.

Elephant Talk Communications is positioning itself as an international telecom operator and enabler to the multimedia industry by facilitating the distribution of all forms of content as well as Mobile and Fixed telecom services to its global telecommunications customers.

The Company currently provides traditional telecom services, media streaming, and distribution services primarily to the business-to-business (B2B) community as well as Mobile Virtual Network Enabler (MVNE) and Mobile Virtual Network Operator (MVNO) services within the telecommunications market where it has a presence. Historically, the Company has primarily derived its revenues from traditional fixed-line services, but since 2006, significant investments have been made in mobile enabling services and platforms. The first revenues from these mobile services (MVNE/MVNO) started during the fourth quarter of 2008.

Our service offerings can be grouped around:

•	Customized mobile services

•	Mobile enabling platforms

•	Fixed network outsourcing

We view ourselves as a specialized enabler, offering various parts of the back office network including messaging platforms, data platforms and billing solutions.  As a result, we are positioning ourselves as the MVNE partner of choice for the larger, global Mobile Network Operators (MNO’s) and a one-stop convergent solutions provider for specialized MVNO customers.

We have leveraged our fixed network capabilities, streaming technology and Premium Rate Services experience to offer an integrated solution for content distribution and associated payment resolution. The (mobile and fixed) technology, software and systems set-up is supported by a switch-based telecom network with full national licenses and direct fixed line interconnections with the Incumbents/National Telecom Operators in seven (7) European countries, and one (1) in the Middle Eastern (Bahrain), complimented with partnerships with telecom operators in France, Germany, Scandinavia and Poland.

2. Financial Condition and Going Concern

The Company has an accumulated deficit of ($49,866,053) as of June 30, 2009.  Historically, the Company has relied on a combination of debt and equity financings to fund ongoing cash requirements.  In the first six months of 2009, the Company received a total of $4.3 million in loans from QAT II Investments SA (“QAT II”), a related party.  In July and August of 2009, QAT II converted $4.1 million of loans into the Company’s private placement of convertible notes (“the Notes”) and warrants (the “Warrants” and together with the Notes, the “Securities”), and the Company received an additional $1.3 million in gross proceeds from the sale of Securities to other accredited investors.  Management believes that the cash balance at June 30, 2009, in combination with the net proceeds received from the sale of the Securities in July and August of 2009, will provide the Company with sufficient funds through the end of the third quarter of 2009.

Although QAT II and other related parties have invested, or have arranged for the investment of, a total of $35.4 million between 2005 through December 31, 2008, and have since January 2009 funded the Company’s short-term capital requirements with an additional $4.7 million (through August 14, 2009), there can be no assurance that they will continue to do so.  Further, although the Company has recently raised an additional $1.3 million in gross proceeds through the sale of the Securities to unaffiliated accredited investors, there can be no assurance that the Company will continue to raise sufficient capital to operate its business.  Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, that the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. Further, the current global financial situation may offer additional challenges to raising the required capital.  If the Company is unable to secure additional capital, as circumstances require, it may not be able to continue operations.

As of June 30, 2009, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements filed as part of this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

3. Significant Accounting Policies

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

The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for the three and six months ended June 30, 2009 and December 31, 2008 include the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiary Elephant Talk Communications S.L.U., its wholly-owned subsidiary Elephant Talk Mobile Services B.V. (formerly known as Cardnet Clearing Services B.V), its wholly-owned subsidiary Elephant Talk Communication Austria GmbH, its wholly-owned subsidiary Vocalis Austria GmbH, its wholly-owned subsidiary Elephant Talk Communications Italy S.R.L., its wholly-owned subsidiary ET-Stream GmbH, its wholly-owned subsidiary Elephant Talk Communication Carrier Services GmbH, its wholly-owned subsidiary Elephant Talk Communication (Europe) GmbH, its wholly-owned subsidiary Elephant Talk Communication Schweiz GmbH, its wholly-owned subsidiary Moba Consulting Partners B.V.,its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its wholly-owned subsidiary Elephant Talk Communications France S.A.S., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its wholly-owned subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Guangzhou Elephant Talk Information Technology Limited., its wholly-owned Elephant Talk Caribbean B.V., its majority owned (51%) subsidiary ET-UTS N.V., its wholly-owned subsidiary Elephant Talk Limited, its wholly-owned subsidiary Full Mark Technology Ltd., its wholly-owned subsidiary Jinfuyi Technology Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (50.49%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.

For comparative purposes, certain prior period amounts have been reclassified to facilitate comparisons with the current year financial reporting.

Foreign Currency Translation

The functional currency was Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with SFAS 52, net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). The accumulated other comprehensive income as of June 30, 2009 and December 31, 2008 was $749,575 and $946,834, respectively. The foreign currency translation gain/(loss) for the three months ended June 30, 2009 and 2008 was $470,533 and $103,715, respectively. The foreign currency translation gain/(loss) for the six months ended June 30, 2009 and 2008 was ($197,259) and $1,214,347, respectively.

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

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis.  As of June 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $313,757 and $503,102, respectively.

Revenue Recognition and Deferred Revenue

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured.  The Company derives revenue from activities as a fixed-line and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue).  The Company recognizes revenue from prepaid calling cards as the services are provided.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $218,251 and $220,058 as of June 30, 2009 and December 31, 2008, respectively.

Cost of Service

Cost of service includes origination, termination, network and billing charges from telecommunications operators, outpayment costs to content and information providers, network costs, data center costs, facility costs of hosting network and equipment, and costs of providing resale arrangements with long distance service providers, costs of leasing transmission facilities and international gateway switches for voice and data transmission services.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments," (SFAS 123(R)), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of SFAS 123(R). Under SFAS 123(R), stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee's requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis. Options exercised with a note receivable in 2003 continue to be accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

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

Comprehensive Income/(Loss)

Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the six months ended June 30, 2009 and 2008 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

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

In May 2009, the FASB issued FAS No. 165, “Subsequent Events,” (“FAS 165”). The purpose of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted this statement for our quarter ended June 30, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which will be our quarter ending September 30, 2009. The adoption of this statement is not expected to have a material impact on our results of operations, financial position or cash flows.

4. Long-term Earnest Deposit

Long-term earnest deposits to various telecom carriers during the course of its operations totaled $296,110 at June 30, 2009, compared with $310,356 at December 31, 2008.  The deposits are refundable at the termination of the business relationship with the carriers.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets recorded as $2,042,835 as of June 30, 2009, compared with $1,916,967 as of December 31, 2008.  The 2008 amount consists primarily of prepaid Value Added Tax (“VAT”), unvested stock related compensation for management and consultants and advances to Validsoft Limited (“Validsoft”) made pursuant to the Bridging Loan Agreement (see also Note 23).

6. Property & Equipment

The Company has evaluated the nature of its systems engineering and software programming activities and relevance to its business activities and has concluded that the reclassification of these investments from Intangibles to Property and Equipment more accurately reflects the nature and financial reporting of the Company. These investments typically pertain to the Company’s:

•	Intelligent Network (IN) platform

•	CRM software

•	Mediation, Rating & Pricing engine

•	Operations and Business Support software

•	Network management tools

Property and equipment at June 30, 2009 and December 31, 2008 consists of:

	Average Estimated Useful Lives	June 30, 2009	December 31, 2008
Leasehold improvements	3	$0	$10,433
Furniture and fixtures	5	88,838	78,278
Computer, communication and network equipment	3 - 10	7,941,248	6,395,032
Software	5	4,889,619	4,632,430
Automobiles	5	132,753	133,202
Construction in progress		1,096,136	1,047,248
		14,148,594	12,296,623
Less: accumulated depreciation		(6,693,242)	(5,951,510)
		$7,455,352	$6,345,113

Total depreciation expense for the three months ended June 30, 2009 and 2008 was $509,847and $192,647, respectively. Total depreciation expense for the six months ended June 30, 2009 and 2008 was $953,177 and $469,718, respectively.

7. Intangible Assets - Customer Contracts, Licenses and Interconnects

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects.

	Average Estimated Useful Lives	June 30, 2009	December 31, 2008
Customer Contracts, Licenses & Interconnect	5 - 10	$12,215,907	$12,104,634
Less: Accumulated Amortization and impairment charges		(8,026,076)	(7,642,765)
		$4,189,831	$4,461,869

Intangible asset amortization expense for the three months ended June 30, 2009 and 2008 was $197,916 and $559,078 respectively. Amortization expense for the six months ended June 30, 2008 and 2007 totaled $384,768 and $956,463 respectively

8. Overdraft

In 2004, Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds.. As of June 30, 2009, the overdraft balance, including accrued interest totaled, $236,444 compared to $223,663 as of December 31, 2008.  The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.  As of June 30, 2009, Moba Consulting Partners B.V., a subsidiary of the Company, had an overdraft of $98,905 compared to $99,240 as of December 31, 2008 on one of the company’s bank accounts.

9. Accrued Expenses

As of June 30, 2009 and December 31, 2008, accrued expenses were comprised of the following:

	June 30,	December 31,
	2009	2008
Accrued Selling, General & Administrative expenses	$370,095	$513,722
Placement fees	-	491,100
Accrued cost of sales and network	53,529	14,140
Accrued taxes	714,536	227,896
Accrued interest payable	589,348	439,290
Other	235,914	203,856
Total accrued expenses	$1,963,422	$1,890,004

10. Advances from Third Parties

As of June 30, 2009 and December 31, 2008 the Company had $202,935 and $274,762, respectively as payable  to third parties, related to litigation matters detailed in Note 19.

11. Due to Related Parties

As of June 30, 2009, the Company had received secured, interest bearing loans at 12% per annum, from QAT II totaling $4.3 million.  In July 2009, QAT II converted $4.1 million of these loans into the Company’s Convertible Notes and Warrant offering (see also Note 23).  There were no amounts due to related parties at December 31, 2008.

12. Loans Payable

Loans payable at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$320,532	$320,520
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	191,524	191,516
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	85,157	85,154
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at June 30, 2009	283,857	283,845
Total	$881,070	$881,035

Elephant Talk Ltd has executed a credit facility with a bank in Hong Kong since June 29, 2004, under which Elephant Talk Ltd has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $493,046 as of June 30, 2009. As a result of the default, the entire loan balance outstanding at December 31, 2008 is due and payable to the bank. Furthermore, Elephant Talk Ltd is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd has recorded $12,767 and $5,049 in interest expense and default interest expense, respectively, on loans payable as of June 30, 2009 and June 30, 2008 and $53,681 and $50,234in interest expense as of June 30, 2009 and June 30, 2008, respectively. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

13. Long Term Debt

The Company’s 51% owned subsidiary ET-UTS N.V. has received $418,792 in interest bearing (8% per annum) unsecured loans from UTS N.V., the 49% shareholder in the subsidiary. No maturity has been fixed.

14. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 54,225,309 common shares issued and outstanding as of June 30, 2009. The shares issued and outstanding as per the stock transfer agent’s records are 54,471,209, and include 245,900 shares which were cancelled by the Company prior to 2006.  However, these shares were not returned to the stock transfer agent and never cancelled on the Company’s records. These shares have been blocked for trading by the Stock Transfer Agent.

15. Basic and Diluted Net Loss Per Share

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

16. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2000 Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 160,000 common shares and 160,000 stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 12,000 shares of common stock and 160,000 stock options remain available for grant at June 30, 2009.

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of June 30, 2009, 344,342 stock options outstanding. There are remaining 600,000 shares and 55,658 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of June 30, 2009:

	Number of shares	Exercise Price	Fair Value
Options:
Outstanding as of December 31, 2008	366,009	$2.25	—
Granted in 2009	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	21,667	—	—
Outstanding as of June 30, 2009	344,342	$2.25	$0

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options will generally vest on December 31, 2009, or if there is a change of control in the Company. The options will expire on December 31, 2011 or later depending on granting date.
The cancelled/forfeited options during 2009 were granted in 2007 (9,667) and 2008 (12,000).

Following is a summary of the status of options outstanding at June 30, 2009:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	344,342	2.86 years	$2.25	0	$2.25

At June 30, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of SFAS 123(R) and the Company's 2006 stock award plan, but not yet recognized was approximately $0.14 million.

2008 Long-Term Incentive Plan

The 2008 plan was adopted on January 15, 2008, and approved by our shareholders on the same date at our annual meeting. This incentive plan authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses.  The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effected on June 11, 2008.  As of June 30, 2009, a total of 466,500 stock options and 500,000 shares had been granted under this plan. Options granted generally begin vesting over a 3 year period after grant date. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of June 30, 2009 :

	Number of shares	Exercise Price	Fair Value
Options:
Outstanding as of December 31, 2008	366,009	$0.655	$128,103
Granted in 2009	122,158	$0.655	$42,755
Exercised	—	—	—
Cancelled/Forfeited	21,667	$0.655	$7,583
Outstanding as of June 30, 2009	466,500	$0.655	$163,275

At June 30, 2009 the share-price at closing was $0.95 which, results in a $0.35 fair value per stock option and $163,275 for all common stock options granted in this plan.

Following is a summary of the status of options outstanding at June 30, 2009:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60-0.82	466,500	4.35 years	$0.655	—	—

The average assumptions used so far for the options granted in 2009 using the Black-Scholes options model are: volatility of 167%, term of 3 years and a Risk Free Interest Rate assumption of 1.36%. The expected dividend yield is zero.

At December 31, 2008 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of SFAS 123(R) and the Company's 2008 stock award plan, but not yet recognized was approximately $0.2 million.

Stock-Based Compensation Expense

Under the provisions of SFAS 123(R), the Company recorded for the three months ended June 30, 2009 $750,406 in stock-based compensation expense for management shares, Non-Qualified Stock and Option Compensation Plan and shares issued for consultancy. For the comparable period in 2008 the expensing was $228,585. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123(R).

17. Commitments

As of June 30, 2009 commitments of the Company relating to leases, co-location, interconnect and office rents,

December 31, 2009	$1,307,499
December 31, 2010	1,852,178
December 31, 2011	1,845,523
December 31, 2012	1,577,930
December 31, 2013	173,240
Total	$6,756,370

18. Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the noncontrolling interests as of June 30, 2009 and December 31, 2008 were as follows:

Noncontrolling interest Balance at Subsidiary	%	June 31, 2009	December 31, 2008
ETC PRS UK	49%	$10,306	$10,807
ETC PRS Netherlands	49%	137,660	144,344
ET Bahrain WLL	1%	2,176	1,388
ET ME&A FZ LLC	49.46%	35,233	35,227
Total		$185,375	$191,767

19. Litigation

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

On February 4, 2009, our board of directors decided to no longer pursue our interests in the concerned company.

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
Elephant Talk Communications, Inc., Case No. 30-2008-00111874.  The complaint alleges that we breached a termination agreement and a consultancy agreement entered into between the Company and Choi.  The Company settled the dispute on the termination agreement with a payment of $70,000.  The complaint regarding the alleged breach of the consulting agreement remains unsettled and Choi is claiming damages of approximately $70,000, 120,000 stock options and attorney's fees and other related costs.  The trial is scheduled to commence on August 24, 2009.

(d) Manu Ohri Litigation

On March 26, 2009, an action was commenced against the Company in the state of California by Manu Ohri (“Ohri”), our former Chief Financial Officer, alleging a breach of written contract, a breach of oral contract, and a common count for services rendered. The suit claims, among other things, $427,816 in unpaid severance payments, $56,951 owed under an oral consulting agreement, and stock options payable under the oral consulting agreement with a net value of $622,000.  We deny all material allegations of Ohri's complaint and assert various affirmative defenses. We also filed and served a cross-complaint against Ohri, who then filed and served an answer, denying the material allegations of our cross-complaint.

20. Segment Information

Six months ended June 30, 2009

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong	Middle East	The Americas	TOTAL
Revenues from unaffiliated customers:	$15,812,063	$1,105,997	$2,896,008	$322,238	$20,136,307	$690	$603,286	$-	$20,740,282

Operating income (loss)	$(811,298)	$157,194	$(1,375,495)	$(186,754)	$(2,216,354)	$(141,575)	$(35,796)	$(2,250,749)	$(4,644,473)

Net income (loss):	$(801,211)	$157,194	$(1,375,383)	$(186,496)	$(2,205,896)	$(611,163)	$(37,205)	$(1,977,398)	$(4,831,661)

Identifiable assets	$5,479,037	$1,603,571	$11,091,128	$558,253	$18,731,989	$276,129	$615,910	$1,671,658	$21,295,686

Depreciation and amortization	$(50,043)	$(97,800)	$(825,239)	$(2,044)	$(975,126)	$(23,857)	$(20,752)	$(318,209)	$(1,337,945)

Capital expenditure	$24,628	$1,260	$1,873,724	$-	$1,899,612	$181,079	$-	$187,907	$2,268,598

Six months ended June 30, 2008

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong	Middle East	The Americas	TOTAL
Revenues from unaffiliated customers:	$17,587,448	$1,471,589	$4,342,523	$271,805	$23,673,365	$5,205	$-	$-	$23,678,570

Operating income (loss)	$(1,491,408)	$214,856	$(960,065)	$(416,626)	$(2,653,243)	$(411,152)	$(121,002)	$(1,359,924)	$(4,545,321)

Net income (loss):	$(1,464,410)	$214,856	$(960,065)	$(416,626)	$(2,626,245)	$(768,856)	$(121,002)	$(1,712,346)	$(5,228,449)

Identifiable assets	$8,994,410	$1,920,032	$12,397,491	$1,417,536	$24,729,469	$238,285	$595,504	$-	$25,563,258

Depreciation and amortization	$(324,673)	$(120,086)	$(944,607)	$(13,695)	$(1,403,061)	$(22,284)	$(836)	$-	$(1,426,181)

Capital expenditure	$24,396	$1,298	$426,682	$-	$452,376	$36,726	$-	$-	$489,102

21. Concentrations

Customers in excess of 10% of total revenues were as follows:

For the three and six months ended June 30, 2009, the Company had a customer in the Netherlands, which accounted for revenue of $5,258,880 and $10,532,569 respectively. For the same periods in 2008, this same Dutch customer accounted for $5,807,197 and $11,699,525 respectively.

22. Related Party Transactions

Loan agreements and subsequent (partial) conversion

On January 27, 2009, QAT II Investments SA (“QAT II”), a closed-end sister fund of QAT Investments SA, entered into a loan agreement with the Company whereby QAT II agreed to provide the Company with $1,404,692. According to the terms, the loan will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II  and the Company sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by June 30, 2009, later extended by agreement to August 31, 2009.  On February 15, February 23, March 31, 2009, May 4 and  May 27 QAT II  entered into  five loan agreements with the Company whereby QAT II  agreed to provide the Company with $702,346, $702,346, $702,346, $491,642 and $337,126 respectively.  The outstanding principal of $4,340,497 and interest at a rate of twelve percent (12%) per annum shall become immediately due and payable in the event the Company fails to make required payments of principal and interest, or otherwise breaches the agreements and fails to cure such breach upon twenty (20) days notice, or if it disposes of its properties or assets without QAT II’s prior consent, or if it files a petition for bankruptcy or otherwise resolves to wind up its affairs.  All agreements and amounts were entered in Euro’s. Accordingly, deviations may occur with prior 8-K or 10-Q filings due to different exchange rate usage.

In connection with the loan agreements, on March 30, 2009 we entered into a security agreement (the “Security Agreement”) with QAT II.  The Security Agreement granted QAT II a security interest in the revenues received by us under a Spanish MVNE Agreement which management expects to be entered into by the parties (the “MVNE Agreement”).   The Security Agreement will terminate when all amounts due under the loan agreements have been paid in full by Registrant.

On July 31, 2009, $4,100,000 of the outstanding QAT II loan amount described above was converted into the Company’s Convertible Note and Warrant Private Placement (“the Notes”).

Validsoft Due Diligence

In connection with the potential acquisition of ValidSoft, on March 16, 2009, the Company entered into an agreement with Quercas Management Group, SA (“QMG”), a related party, under which QMG will conduct due diligence of ValidSoft in exchange for an amount equal to 3% of the consideration paid by the Company under the First Acquisition Agreement (see Note 23).

23. Validsoft, Limited Transactions

On February 23, 2009, the Company entered into a non-binding heads of terms agreement (the “HOT Agreement”) with ValidSoft Limited (“ValidSoft”), a corporation organized under the laws of the Republic of Ireland.  Under the proposed terms of the HOT Agreement the Company expects to enter into a definitive agreement to acquire 50.1% of ValidSoft (the “First Acquisition Agreement”) by effecting a subscription for new shares in ValidSoft, as well as, a purchase of shares of ValidSoft from existing ValidSoft shareholders.  The HOT Agreement is subject to, among other terms and conditions, the Company’s ability to raise certain levels of financing and provide certain advances to ValidSoft.  Pursuant to the HOT Agreement and a Bridging Loan Agreement, as amended, as of June 30, 2009, the Company had advanced a total of $345,895 to ValidSoft.

On June 17, 2009, the Company and Validsoft entered into a Collaboration Agreement (the "Collaboration Agreement"). Pursuant to the Collaboration Agreement, the Company and Validsoft will bundle and sell products offered by the Companies. The Companies have granted each other worldwide licenses for their intellectual property in connection with the distribution, marketing and sale of products to be offered. The Companies have agreed to terms regarding the allocation of revenue generated by the sale of the bundled products, and to indemnify the other party in the event of losses arising from a breach of the Collaboration Agreement by either the Company or Validsoft. The Agreement has a term of ten years.

On June 30, 2009, the Company entered into an Extension Agreement with Validsoft Limited ("Validsoft" and collectively with the Company, the "Parties"), the purpose of which was to amend a certain Side Agreement between the Parties dated April 24, 2009, thereby amending a certain Bridging Loan Agreement and the HOT Agreement, each also between the Parties and dated February 23, 2009. The purpose of the Extension Agreement was to extend certain dates in each of the Bridging Loan Agreement and HOT Agreement from April 30, 2009 to July 31, 2009.

In connection with the potential acquisition of ValidSoft, on March 16, 2009, the Company entered into an agreement with QMG, a related party, under which QMG will conduct due diligence of ValidSoft in exchange for an amount equal to 3% of the consideration paid by the Company under the First Acquisition Agreement.

24. Subsequent Events

On July 1st 2009 and July 8, QAT II , a closed-end fund of QAT Investments, entered into a loan agreement with the Company whereby QAT II provided the Company with $213,795 and $142,530.  According to the terms, the loans will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II and the Company sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by August 31, 2009. The agreement and amount were entered in Euro’s, which means that currency differences may occur in filings made and this Report.

On July 31, 2009, the Company consummated a closing (the "Closing") of its private placement offering (the "Offering") of Units comprised of 12% secured convertible promissory notes (the "Notes") and warrants to purchase shares of common stock (the "Warrants", and together with the Notes, the "Securities") to accredited investors ("Investors"). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company sold an aggregate of $5,111,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 5,111,000 shares of the Company's common stock at a purchase price of $1.00 per share. The Company intends to use the net proceeds from the Offering primarily for working capital.  After taking into consideration the conversion of $4.1 million of existing QAT II loans into this Unit offering, the Company received gross cash proceeds of $1.3 million.

The Notes are convertible at the option of the holder into common stock, no par value, of the Company ("Common Stock") at a conversion price (the "Conversion Price") equal to eighty five percent (85%) of the price at which shares are sold in a future public offering (the "Public Offering") currently contemplated by the Company if consummated; provided, however, that if the Public Offering is not consummated on or before March 31, 2010, the Conversion Price shall be equal to eighty five percent (85%) of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010 (the "March 31, 2010 Conversion Price"); provided further, however, that if at any time following the earlier of the closing of the Public Offering or March 31, 2010, the twenty (20) day average closing price of the Common Stock for any twenty (20) consecutive trading days exceeds two hundred percent (200%) of the Public Offering closing price or of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010, as applicable, that any Notes which remain unconverted shall automatically convert into shares of the Common Stock at the Conversion Price or the March 31, 2010 Conversion Price, as applicable.

Certain Investors that invested through their individual retirement accounts received Class B Notes. All other Investors received Class A Notes. The Class B Notes are identical to the Class A Notes in all respects except that the Class A Notes are secured by a first priority security interest in all of the assets of the Company and certain subsidiaries whereas the Class B Notes are secured by all the current assets of the Company and its consolidated subsidiaries including cash, cash equivalents and accounts receivable. In addition, the Class B Notes provide for simple interest as opposed to the Class A Notes, which provide for compounded interest.

The Warrants entitle the holders to purchase shares of Common Stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance and contain certain anti-dilution rights and a cashless exercise feature on terms specified in the Warrants. In the event the trading price of the Common Stock exceeds $2.00 for twenty (20) consecutive trading days, the Company has the option to require that the Investors exercise the Warrants. In the event the Investor chooses not to exercise the Warrants in this case, the Investor will receive such number of Warrant Shares as the Investor would be entitled to receive pursuant to a cashless exercise.

The Company is obligated to register the shares of Common Stock underlying the Notes and Warrants pursuant to unlimited piggy-back registration rights granted to the Investors.

Separately, on July 31, 2009, the Company entered a Letter Agreement with Validsoft whereby Validsoft acknowledged its receipt of certain payments made pursuant to a previous agreement among the parties.

The Company's management evaluated subsequent events through August 14, 2009, the date the financial statements were issued on this Form 10-Q.

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

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto, and the other financial information included elsewhere in this document.

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

Mobile Services (MVNE/MVNO)

Beginning in 2007, we positioned ourselves in Europe as a MVNE to MNO’s and MVNO’s offering a wide range of Mobile Enabling/Enhancing services through sophisticated, proprietary technology supported by multi-country operations with a focus on B-B, outsourcing/partnering strategy. Important milestones in this respect are:

1. On September 17, 2008, a hosting agreement was signed between T-Mobile Netherlands BV and Elephant Talk Holding AG, a 100% affiliate of Elephant Talk Europe Holding BV. T-Mobile is one of the 3 Mobile Network Operators in the Netherlands. Elephant Talk will, as exclusive MVNE for T-Mobile, connect MVNO’s in the Netherlands to its platform, making use of the mobile network of T-Mobile.

2. On May 20, 2009, Elephant Talk Communication Holding, AG, a wholly-owned subsidiary of the Company, entered into a definitive agreement with Vizzavi Espana, S.L. for the supply of operation and technical services through a comprehensive technological platform.  The Company, through Elephant Talk Communication Holding, AG, will offer exclusive operation and technical support services to Vizzavi, a Vodafone Group company.

3. Following the start of our Mobile (MVNE) services in the Netherlands in the fourth quarter of 2008, we have been able to enter into a number of Heads of Agreements with MVNO’s in the Netherlands and implemented the first Vizzavi (a Vodafone Group company) MVNO in Spain as of June 2009.

4. In line with the expected convergence of applications and bundling of services, we intend to integrate our services with offerings by third party providers with a uniquely specialized or compatible technology. Although there can be no assurance as to the completion of the agreement, in February 2009, we entered into a Heads of Agreement (the “HOT Agreement”) to acquire a controlling interest in Validsoft. Validsoft provides telecommunications based credit card fraud identification and detection solutions combined with fully automated customer service resolution capability, which is ideally suited for mass consumer deployment via banks. In addition, we have entered into a collaboration agreement with Validsoft on June 17, 2009.

Nature of use of funding received by the Company (2006 – 2008); mobile investment estimate.

Since new management was hired in late 2006, approximately $30 million of investments have been made into the Company through the end of 2008. The following is a general description of the use of such proceeds during this period. Management believes that the Company’s traditional fixed line business (“old business”) could be operated by approximately 15 people, which is much smaller number of people compared to the total employees and long term contractors the Company currently employs.

However, in order to expand our capabilities to create our mobile platform and the underlying footprint (“new business”), including all related capabilities in the areas of CRM, Billing, IN, and the integration of all mobile network components, we have on average required approximately 45 employees and consultants.  During the period of 2006 to 2008, we spent approximately $ 2.9 million in Network Costs and $13.9 million in selling general & administration expenses (excluding $1.4 million in capitalized development compensation cost). When allocating roughly 25% of the network costs and 75% of the selling general & administration costs (based upon the average amount of people working for the old and new business; in 2007 we had a headcount of 53, as opposed to 72 in 2008), we estimate that a total of $11.2 million was spent on developing these new capabilities.  In addition, we invested approximately $9.3 million in the acquisition of the Benoit Telecom Group in addition to other smaller acquisitions in order to build our footprint in Europe.  In addition, we spent approximately $4.5 million plus $1.43 million (in capitalized development compensation costs), or a total of $5.9 million in capital expenditures over the last two years.  In total we have invested approximately $26.4 million in building our mobile platform capabilities.  When costs of raising capital are included, in addition to certain deposits made, a total of $30 million has been expended in positioning us in our new business.

Results of Operations

Our results of operations for the three months and six months ended June 30, 2009, consisted of the operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries, and its wholly-owned subsidiary Elephant Talk Global Holding BV and its subsidiaries.

We report our financial statements in US dollars (“USD”), although the majority of our business activates are denominated in Euro’s.  This situation can lead to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro.  Generally speaking, when the USD strengthens relative to the Euro it has an unfavorable impact on our revenue and income accounts and a favorable impact on our expense accounts.  Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our revenue and income accounts, and an unfavorable impact on our expense accounts.  The fluctuations in the USD/Euro exchange rate can result in currency translation effects, which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expense accounts which are attributable to our actual operating activities.  In addition to reporting changes in our financial statements in USD’s as per the requirements of GAAP, we also highlight the impact of any material currency translation effect by providing a comparison between periods on constant currency basis, where the most recent USD/Euro exchange rate is applied to previous periods.  Management believes that this allows for greater insight into the trends and changes in our business for the reported periods.

Revenue

Revenue for the three months ended June 30, 2009 was $11,311,398, a decrease of $609,892 or 5.1%, compared to $11,921,290 for the same period in 2008. The decrease in revenue for the 2009 period was primarily the result of the unfavorable impact of a $1,529,535 currency exchange translation effect arising from a lower USD/Euro exchange rate.  In constant currency, total revenue for the three months ended June 30, 2009 was $11,124,476, an increase of $941,905 or 9.3% compared to the same period in 2008.  The increase in revenue was attributable to an increase in our MVNO revenue of $1,758,414 compared to $0 in 2008, offset by a decline in our PRS and retail service of $1,049,050, or 10.5%, compared to the same period in 2008.

Revenue for the six months ended June 30, 2009 was $20,740,282, a decrease of $2,938,288 or 12.4%, compared to $23,678,570 for the six months ended June 30, 2008. The decrease in revenue for the 2009 period was primarily the result of the unfavorable impact of a $3.030,706 currency exchange translation effect arising from a lower USD/Euro exchange rate.  In constant currency, total revenue for the six months ended June 30, 2009 was $20,740,282, an increase of $92,314 or 0.5% compared to the same period in 2008.  The increase in revenue was attributable to an increase in our MVNO revenue of $2,191,538 compared to $0 in the same period in 2008, offset by a decline in our PRS and retail service revenue of $2,502,559 or 12.3%, compared to the same period in 2008.

Management believes that our PRS and retail services revenue will continue to decline in future quarters, however, we expect revenue from our MVNO operations will more than offset those declines.

Cost of service
Cost of service includes origination, termination, network and billing charges from telecommunications operators, outpayment costs to content and information providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, and data transmission services.

Cost of service for the three months ended June 30, 2009 was $10,632,204, a reduction of $941,420 or 8.1%, compared to $11,573,624 for the same period in 2008.  The decrease in cost of service was primarily the result of the favorable impact of a $1,480,725 currency exchange translation effect arising from a lower USD/Euro exchange rate. In constant currency, cost of service increased $560,489 or 5.7% compared to the same period in 2008 primarily as a result of higher levels of revenue.

Cost of service for the six months ended June 30, 2009 was $19,780,001, a reduction of $3,206,134 or 14%, compared to $22,986,135 for the same period in 2008.  This decrease in cost of service was primarily the result of a favorable impact of a $2,934,392 currency exchange translation effect arising from a lower USD/Euro exchange rate.  In constant currency, cost of service decreased $271,743 or 1.4%, compared to the same period in 2008, primarily as a result of improved margins on our new MVNO revenue.

Cost of service, as a percent of revenue, expressed in constant dollar terms was 93.9% and 97.1% for the three month periods in 2009 and 2008, respectively, and 95.4% to 97.1% for the six month periods in 2009 and 2008, respectively.  Management expects cost of service will continue to decline as a percent of revenue, subject to certain quarterly fluctuations, in constant currency terms compared to previous quarters as a greater proportion of future revenue is comprised of our MVNO services which have a substantially lower cost of service than our traditional PRS business.

Selling, general and administrative
Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2009 was $1,783,795, an increase of $119,291 or 7.2% compared to $1,664,504 for the same period in 2008.  For the six months ended June 30, 2009, SG&A expense was $3,246,943, an increase of $174,560 or 5.1%, compared to $3,421,503 in the same period in 2008.  The increase in SG&A expense for the three and six month periods was primarily attributable to increased staffing levels and related costs associated with the expansion of our MVNO operations.

Non-cash compensation to officers, directors and employees
Non-cash compensation for the three and six months ended June 30, 2009, was $750,406 and $1,019,866, respectively, compared to $228,585 and $390,072, for the corresponding 2008 periods. The increase in both periods is primarily attributable to higher staffing levels, and awards made under the 2008 Incentive Plan  Non-cash compensation is comprised of:

• 	the expense related to shares of restricted common stock that were issued to management in connection with a compensation plan originated in the first quarter of 2007;

• 	the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan; and

•	the expense related to shares issued to consultants for services.

Depreciation and amortization
Depreciation and amortization for the three and six months ended June 20, 2009, was $707,763 and $1,337,945, respectively, compared to $751,725 and $1,426,181 for the comparable periods in 2008.

Other Income and Expenses:
Interest income for the three months ended June 30, 2009 was $12,237 compared to $20,710 for the same period in 2008. Interest income was $22,307 and $36,463 for the six months ended June 30, 2009 and 2008 respectively

For the three months ended June 30, 2009, interest expense was $136,154 compared to $398,494 for the same period in 2008. Interest expense was $207,939 and $769,071, for the six months ended June 30, 2009 and 2008, respectively.  The interest expense decrease resulted from the conversion of certain interest bearing debt into equity, which occurred in the second quarter of 2008.

Non-controlling Interest
Our majority owned subsidiaries Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC and   ET-UTS NV.

During the three and six months ended June 30, 2009, we incurred a non-controlling interest charge of $653 and $756 respectively. During the same period in 2008, we incurred losses of $30,232 and $59,249 attributable to minority shareholders’ interest.

Comprehensive Income (Loss)
We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income (Loss) for the three and six months ended June 30, 2009 was $470,533 and ($197,259) respectively, compared to income of $103,715 and $1,214,347 for the three and six months ended June 30, 2008. The decrease in the 2009 periods compared to the same periods in 2008 is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources
We have an accumulated deficit of ($49,866,053) as of June 30, 2009.  Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements.  In the first six months of 2009, we received a total of $4.3 million in loans from QAT II Investments SA (“QAT II”), a related party.  In July and August of 2009, QAT II converted $4.1 million of loans into our private placement of convertible notes (“the Notes”) and warrants (the “Warrants” and together with the Notes, the “Securities”), and we received an additional $1.3 million in proceeds from the sale of Securities to other accredited investors.  We believe that the cash balance at June 30, 2009, in combination with the net proceeds received from the sale of the Securities in July and August of 2009, will provide us with sufficient funds through the end of the third quarter of 2009.

Although QAT II and other related parties have invested, or have arranged for the investment of, a total of $35.4 million between 2005 through December 31, 2008, and have since January 2009 funded our short-term capital requirements with an additional $4.7 million (through August 14, 2009), there can be no assurance that they will continue to do so.  Further, although we have recently raised an additional $1.3 million through the sale of the Securities to unaffiliated accredited investors, there can be no assurance that we will be able to continue to raise sufficient capital to operate our business.  Although we have previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, that the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or our existing shareholders. Further, the current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, as circumstances require, we may not be able to continue operations.

As of June 30, 2009, these conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements filed as part of this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities
Net cash used in operating activities for the six months ended June 30, 2009 was $3,063,154, a decrease of $85,882 or 2.7%, from the $3,149,036. This decrease in use of cash from operations is largely due to an increase of operating losses (after adjusting for non-cash items) in the first half year 2009 versus 2008.

Investment activities
Net cash used in investment activities for the six months ended June 30, 2009 was $1,963,227, an increase of $1,475,713 or 302.7%, compared to $487,514 in the same period in 2008.  The increase was primarily attributable to increases in PP&E required to support the expansion of our MVNO business.

Financing activities
Net cash received by financing activities for the six months ended June 30, 2009 was $4,007,369 compared to $2,833,475.  The 2009 amount is comprised of amounts loaned to the Company by QAT II offset by advances the Company made to ValidSoft.

As a result of the above activities, the Company had a cash and cash equivalents balance of $575,770 as of June 30, 2009, a net decrease in cash and cash equivalents of $1,080,776, for the six months ended June 30, 2009.

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

In May 2009, the FASB issued FAS No. 165, “Subsequent Events,” (“FAS 165”). The purpose of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued FAS 165 is effective for interim and annual periods ending after June 15th, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which will be our quarter ending September 30, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been any other changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

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

(c) Russelle Choi Litigation

On or about September 12, 2008, an action was commenced against the Company by Russelle Choi ("Choi"), our former CEO and director, in the California Superior Court, Orange County, in a matter entitled Choi v. Elephant Talk Communications, Inc., Case No. 30-2008-00111874.  The complaint alleges that we breached a termination agreement and a consultancy agreement entered into between the Company and Choi.  The Company settled the dispute on the termination agreement with a payment of $70,000.  The complaint regarding the alleged breach of the consulting agreement remains unsettled and could result in damages of approximately $70,000, 120,000 stock options and attorney's fees and other related costs.  The trial is scheduled to commence on August 24, 3009.

(d) Manu Ohri Litigation

On March 26, 2009, an action was commenced against the Company in the state of California by Manu Ohri (“Ohri”), our former Chief Financial Officer, alleging a breach of written contract, a breach of oral contract, and a common count for services rendered. The suit claims, among other things, $427,816 in unpaid severance payments, $56,951 owed under an oral consulting agreement, and stock options payable under the oral consulting agreement with a net value of $622,000.  We deny all material allegations of Ohri's complaint and assert various affirmative defenses. We also filed and served a cross-complaint against Ohri, who then filed and served an answer, denying the material allegations of our cross-complaint.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2009, pursuant to a consulting agreement between us and OTC Global Partners LLC, we issued 100,000 shares of common stock to OTC Global Partners LLC in exchange for services rendered.

On June 30, 2009, we issued 124,800 shares of our common stock to QAT as consideration for the services provided by Steven van der Velden, our Chairman, President and Chief Executive Officer.  The shares of common stock were issued directly to QAT pursuant to an agreement between QAT and Mr. van der Velden.

On June 30, 2009, we issued an aggregate number of 500,000 shares of our common stock to our management team (4 persons) for successfully meeting of targets set by the company.

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

ELEPHANT TALK COMMUNICATIONS, INC.

August 14, 2009	By:	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2009	By:	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002