Form 10-Q
period 2009-09-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2009-11-16
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Yes ☐   No ☒

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☐

As of October 31, 2009, there were 53,941,885 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.
TABLE OF CONTENTS
FORM 10-Q
September 30, 2009

 PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,884,054	$1,656,546
Restricted cash	192,555	191,209
Accounts receivable, net of allowance for doubtful accounts of $758,974 and $503,102 at September 30, 2009 and December 31, 2008 respectively	5,464,048	4,574,013
Prepaid expenses and other current assets	2,969,980	1,916,967
Total Current Assets	10,510,637	8,338,735

LONG TERM DEPOSITS	331,390	310,356

DEFERRED FINANCING COSTS	1,448,158	--

PROPERTY AND EQUIPMENT, NET	7,893,474	6,345,113

INTANGIBLE ASSETS, NET	4,061,035	4,461,869

TOTAL ASSETS	$24,244,694	$19,456,073

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$345,941	$322,903
Accounts payable and customer deposits	7,322,076	5,809,211
Deferred revenue	132,205	220,058
Accrued expenses and other payables	2,575,638	1,890,004
Shares to be issued	--	619,057
Advances from third parties	202,358	274,762
Loans payable	881,070	881,035
Due to related parties	1,041,012	--
Current liabilities	12,500,300	10,017,030
LONG TERM LIABILITIES
Loan from related party	422,529	402,425
Convertible 12% secured note (net of discount of $ 4,076,395 and $0, respectively)	38,210	--
Convertible 12% secured note - related party (net of discount of $ 4,061,926 and $0, respectively)	38,074	--
Warrant liabilities	9,058,970	--
Conversion feature	1,526,406	--
TOTAL LIABILITIES	23,584,489	10,419,455

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 53,941,884 issued and outstanding as of September 30, 2009 compared to 50,433,260 shares issued and outstanding as of December 31, 2008	54,673,528	52,933,209
Accumulated other comprehensive income	1,292,636	946,834
Accumulated deficit	(55,497,486)	(45,035,192)
Elephant Talk Comunications, Inc. Stockholders' Equity	468,678	8,844,851

NON-CONTROLLING INTEREST	191,527	191,767
Total Stockholders' Equity	660,205	9,036,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,244,694	$19,456,073

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three Months ended September 30,		For the nine Months ended September 30,
	2009	2008	2009	2008

REVENUES	$11,455,489	$11,346,417	$32,195,771	$35,024,987

COST AND OPERATING EXPENSES
Cost of service	10,874,205	11,142,192	30,654,206	34,128,327
Selling, general and administrative expenses	2,949,038	2,153,544	6,195,981	5,575,047
Non cash compensation to officers, directors and employees	252,521	199,886	1,272,387	589,958
Depreciation and amortization of intangibles assets	861,616	725,943	2,199,561	2,152,124
Total cost and operating expenses	14,937,380	14,221,565	40,322,135	42,445,456

LOSS FROM OPERATIONS	(3,481,891)	(2,875,148)	(8,126,364)	(7,420,469)

OTHER INCOME (EXPENSE)
Interest income	24,375	529,307	46,682	38,877
Interest expense	(323,976)	(210,779)	(531,915)	(452,957)
Other expenses	--	(147,132)	--	(156,101)
Interest expense related to amortization of debt discount on promissory notes	(1,299,365)	--	(1,299,365)	--
Change in fair value of warrant liabilities	(507,695)	--	(507,695)	--
Amoritization of deferred financing costs	(41,649)		(41,649)
Note beneficial conversion feature	--	(1,200,000)	--	(1,200,000)
Total other income (expense)	(2,148,310)	(1,028,604)	(2,333,942)	(1,770,181)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,630,201)	(3,903,752)	(10,460,306)	(9,190,650)
Provision for income taxes	-	-	(800)	(800)
NET LOSS	(5,630,201)	(3,903,752)	(10,461,106)	(9,191,450)
Net income (loss) attributable to noncontrolling interest	(432)	21,160	(1,188)	80,409
NET LOSS	(5,630,633)	(3,882,592)	(10,462,294)	(9,111,041)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	543,061	(1,331,411)	345,802	(117,064)
	543,061	(1,331,411)	345,802	(117,064)

COMPREHENSIVE LOSS	$(5,087,572)	$(5,214,003)	$(10,116,492)	$(9,228,105)

Net loss per common share and equivalents - basic and diluted	$(0.104)	$(0.089)	$(0.196)	$(0.388)

Weighted average shares outstanding during the period - basic and diluted	54,373,240	43,381,660	53,422,421	23,508,587

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months periods ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,462,294)	$(9,111,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,199,561	2,152,124
Provision for doubtful accounts	(104,521)	--
Stock based compensation	1,150,512	589,958
Noncontrolling interest	1,188	(80,409)
Amortization of Shares issued for Consultancy	121,875	45,139
Change in fair value of warrant liabilities	507,695	--
Interest expense relating to debt discount and conversion feature	1,341,014	--
Note beneficial conversion feature	--	1,200,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(554,451)	(130,625)
Decrease (Increase) in prepaid expenses, deposits and other assets	120,028	159,281
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	1,255,893	705,647
Increase (decrease) in deferred revenue	(87,853)	--
Increase (decrease) in accrued expenses and other payables	753,797	(403,099)
Net cash used in operating activities	(3,757,556)	(4,873,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,162,599)	(1,171,652)
Restricted cash	(109)	--
Cash paid for acquisition of subsidiary	--	(1)
Net cash used in investing activities	(3,162,708)	(1,171,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	19,535	122,358
Issuance of Common Stock	--	7,511,729
Placement fees	--	(981,682)
Proceeds from bank loans	--	(33,302)
Proceeds from Convertible 12% secured note	4,114,605	--
Proceeds from Convertible 12% secured note - related parties	4,100,000	--
Deferred financing costs	(845,496)	--
Loan to third party	(1,237,602)	--
Loan from related party	1,061,116	--
Net cash provided by financing activities	7,212,158	6,619,103

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(64,386)	(176,927)
NET DECREASE IN CASH AND CASH EQUIVALENTS	227,508	397,498
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,656,546	4,366,312
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,884,054	$4,763,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$17,468	$36,864

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued to convert the notes payable to related parties and accrued interest	$532,583	$7,939,171
Cash paid during the period for income taxes	800	800
Deemed Dividend as a result of loss on conversion of the above Note to related party	--	1,200,000
Warrants and derivative liabilities for issuance of 12% Promissory Notes are considered as discount of the Promissory Notes	8,214,605	--
Warrants issued to placement agents for services, treated as deferred financing costs	644,311	--

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

The Company currently provides traditional telecom services, media streaming, and distribution services primarily to the business-to-business (B2B) community as well as Mobile Virtual Network Enabler (MVNE) and Mobile Virtual Network Operator (“MVNO”) services within the telecommunications market where it has a presence. Historically, the Company has primarily derived its revenues from traditional fixed-line services, but since 2006, significant investments have been made in mobile enabling services and platforms. The first revenues from these mobile services (MVNE/MVNO) started during the fourth quarter of 2008.

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

2. Financial Condition and Going Concern

The Company has an accumulated deficit of $55,497,486 as of September 30, 2009.  Historically, the Company has relied on a combination of debt and equity financings to fund ongoing cash requirements.  As of November 11, 2009, the Company received a total of $5.4 million in loans (including accrued interest) from QAT II Investments SA (“QAT II”), a related party, which were subsequently converted into the Company’s private placement of convertible notes (“the Notes”) and warrants (the “Warrants” and together with the Notes, the “Securities”), and the Company received an additional $6.9 million in gross proceeds from the sale of Securities to other accredited investors.  Management believes that the cash balance at September 30, 2009, in combination with the net proceeds received from the sale of the Securities in October of  2009, will provide the Company with sufficient funds through the fourth quarter  of 2009.

Although QAT II and other related parties have invested, or have arranged for the investment of, a total of $35.4 million between 2005 through December 31, 2008, and have since January 2009 funded the Company’s short-term capital requirements with an additional $5.4 million (through November 11, 2009) through the Notes, there can be no assurance that they will continue to do so.  Further, although the Notes for $6.9 million were purchased by unaffiliated accredited investors, there can be no assurance that the Company will continue to raise sufficient capital to operate its business. Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, that the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. Further, the current global financial situation may offer additional challenges to raising the required capital.  If the Company is unable to secure additional capital, as circumstances require, it may not be able to continue operations.

As of September 30, 2009, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements filed as part of this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for the three and nine months ended September 30, 2009 and December 31, 2008 include the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiary Elephant Talk Communications S.L.U., its wholly-owned subsidiary Elephant Talk Mobile Services B.V. (formerly known as Cardnet Clearing Services B.V), its wholly-owned subsidiary Elephant Talk Communication Austria GmbH, its wholly-owned subsidiary Vocalis Austria GmbH, its wholly-owned subsidiary Elephant Talk Communications Italy S.R.L., its wholly-owned subsidiary ET-Stream GmbH, its wholly-owned subsidiary Elephant Talk Communication Carrier Services GmbH, its wholly-owned subsidiary Elephant Talk Communication (Europe) GmbH, its wholly-owned subsidiary Elephant Talk Communication Schweiz GmbH, its wholly-owned subsidiary Moba Consulting Partners B.V.,its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its wholly-owned subsidiary Elephant Talk Communications France S.A.S., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its wholly-owned subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Guangzhou Elephant Talk Information Technology Limited., its wholly-owned Elephant Talk Caribbean B.V., its majority owned (51%) subsidiary ET-UTS N.V., its wholly-owned subsidiary Elephant Talk Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (50.49%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.

For comparative purposes, certain prior period amounts have been reclassified to facilitate comparisons with the current year financial reporting.

Foreign Currency Translation

The functional currency was Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). The accumulated other comprehensive income as of September 30, 2009 and December 31, 2008 was $1,292,636 and $946,834, respectively. The foreign currency translation gain/(loss) for the three months ended September 30, 2009 and 2008 was $543,061 and ($1,331,411), respectively. The foreign currency translation gain/(loss) for the nine months ended September 30, 2009 and 2008 was $345,802 and ($117,064), respectively.

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

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis.  As of September 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $758,974 and $503,102, respectively.

Revenue Recognition and Deferred Revenue

The Company's revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”), (formerly, Staff Accounting Bulletin (SAB) 104). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured.  The Company derives revenue from activities as a fixed-line and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue).  The Company recognizes revenue from prepaid calling cards as the services are provided.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $132,205 and $220,058 as of September 30, 2009 and December 31, 2008, respectively.

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

Reporting Segments

ASC 820, Segment Reporting, (Formerly SFAS No.131),  defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.  The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 "Compensation-Stock Compensation”," (“ASC 718”) (formerly SFAS No. 123(R)), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee's requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

Income Taxes

The Company accounts for income taxes under ASC 740, “Accounting for Income Taxes” (“ASC 740”) (formerly SFAS No. 109). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and reimbursement arrangements among related entities, the process of identifying items of revenue and expenses that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. We also assess temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting differences. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We may record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. Although we believe that our estimates are reasonable and that we have considered future taxable income and ongoing prudent and feasible tax strategies in estimating our tax outcome and in assessing the need for the valuation allowance, there is no assurance that the final tax outcome and the valuation allowance will not be different than those that are reflected in our historical income tax provisions and accruals.

ASC 740  prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized.

We have filed or are in the process of filing tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome is unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial condition or cash flows.

Comprehensive Income/(Loss)

Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the nine months ended September 30, 2009 and 2008 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

Intangible Assets

In accordance with ASC 350 (formerly SFAS No. 142), intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment,” (formerly SFAS No. 144), annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

Property and Equipment, Internally Developed and Third Party Software

Property and equipment are initially recorded at cost.  Additions and improvements are capitalized, while expenditures that do not enhance the assets or extend the useful life are charged to operating expenses as incurred.  Included in property and equipment are certain costs related to the development of the Company’s internally developed software technology platform.  The Company has adopted the provisions of ASC 985, Software (formerly the AICPA Statement of Position No. 98-1).

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2009 for financial assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Warrant liabilities	$-	$9,058,970	$-	$9,058,970
Conversion feature	-	1,526,406	-	1,526,406
Total liabilities	$-	$10,585,376	$-	$10,585,376

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued guidance which is now part of ASC 825, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825”), (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1). ASC 825 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 825 did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10,  “Subsequent Events” (“ASC 855-10”) (formerly, SFAS No. 165) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  We adopted the provisions of ASC 855-10 as required.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10) (formerly Statement of Financial Accounting Standards No. 168),  establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

4. Long-term Earnest Deposit

Long-term earnest deposits to various telecom carriers during the course of its operations totaled $331,390 at September 30, 2009, compared with $310,356 at December 31, 2008.  The deposits are refundable at the termination of the business relationship with the carriers.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets recorded at $2,969,980 as of September 30, 2009, compared with $1,916,967 as of December 31, 2008.  The 2009 amount consists primarily of prepaid Value Added Tax (“VAT”), unvested stock related compensation for management and consultants and advances to Validsoft Limited (“Validsoft”) made pursuant to the Bridging Loan Agreement (see also Note 28).

6. Deferred Financing Costs

Deferred financing costs consist of commissions, warrants issued to placement agents and legal fees for the convertible 12% secured notes. At September 30, 2009 deferred financing costs were $1,448,158, and are amortized over the term of the convertible 12% secured notes.

7. Property & Equipment

The Company has evaluated the nature of its systems engineering and software programming activities and relevance to its business activities and has concluded that the reclassification of these investments from Intangibles to Property and Equipment more accurately reflects the nature and financial reporting of the Company. These investments typically pertain to the Company’s:

•	Intelligent Network (IN) platform
•	CRM software
•	Mediation, Rating & Pricing engine
•	Operations and Business Support software
•	Network management tools

Property and equipment at September 30, 2009 and December 31, 2008 consists of:

	Average
	Estimated Useful	September 30,	December 31,
	Lives	2009	2008
Leasehold improvements	3	$0	$10,433
Furniture and fixtures	5	168,312	78,278
Computer, communication and network equipment	3 - 10	7,466,172	6,395,032
Software	5	4,139,616	4,632,430
Automobiles	5	137,885	133,202
Construction in progress		1,523,731	1,047,248
		13,435,716	12,296,623

Less: accumulated depreciation		(5,542,242)	(5,951,510)

		$7,893,474	$6,345,113

Total depreciation expense for the three months ended September 30, 2009 and 2008 was $624,499 and $228,555, respectively. Total depreciation expense for the nine months ended September 30, 2009 and 2008 was $1,591,017 and $698,135, respectively.

8. Intangible Assets - Customer Contracts, Licenses and Interconnects

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects.
	Average
	Estimated Useful	September 30,	December 31,
	Lives	2009	2008
Customer Contracts, Licenses & Interconnect	5 - 10	$12,329,617	$12,104,634

Less: Accumulated Amortization and impairment charges		(8,268,582)	(7,642,765)

		$4,061,035	$4,461,869
Intangible asset amortization expense for the three months ended September 30, 2009 and 2008 was $237,117 and $471,247 respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 totaled $608,544 and $1,433,795 respectively.

9. Overdraft

In 2004, Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of September 30, 2009, the overdraft balance, including accrued interest totaled, $243,212 compared to $223,663 as of December 31, 2008.  The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.  As of September 30, 2009, Moba Consulting Partners B.V., a subsidiary of the Company, had an overdraft of $102,729 compared to $99,240 as of December 31, 2008 on one of the company’s bank accounts.

10. Accrued Expenses

As of September 30, 2009 and December 31, 2008, accrued expenses were comprised of the following:

	September 30,	December 31,
	2009	2008
Accrued Selling, General & Administrative expenses	$504,870	$513,722
Placement fees	-	491,100
Accrued cost of sales and network	86,543	14,140
Accrued taxes	937,093	227,896
Accrued interest payable	799,709	439,290
Other	247,422	203,856
Total accrued expenses	$2,575,638	$1,890,004

11. Advances from Third Parties

As of September  30, 2009 and December 31, 2008 the Company had $202,358 and $274,762, respectively as payable to third parties, related to litigation matters detailed in Note 23.

12. Loans Payable

Loans payable at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$320,532	$320,520
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	191,524	191,516
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	85,157	85,154
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at September 30, 2009	283,857	283,845
Total	$881,070	$881,035

Elephant Talk Ltd has executed a credit facility with a bank in Hong Kong since June 29, 2004, under which Elephant Talk Ltd has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $522,843 as of September 30, 2009. As a result of the default, the entire loan balance outstanding at December 31, 2008 is due and payable to the bank. Furthermore, Elephant Talk Ltd is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd has recorded $19,535 and $7,160 in interest expense and default interest expense, respectively, on loans payable as of September 30, 2009 and September 30, 2008 and $86,934 and $37,697 in interest expense as of September 30, 2009 and September 30, 2008, respectively. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

13. Due to Related Parties

During 2009, the Company had received secured, interest bearing loans at 12% per annum, from QAT II totaling $5.2 million (excluding accrued interest).  In July 2009, QAT II converted $4.1 million of these loans into the Company’s Convertible Notes and Warrant offering (see also Note 15). As of September 30, 2009 due to related parties was $ 1,014,012 compared with none at December 31, 2008.

14. Loan from related parties

The Company’s 51% owned subsidiary ET-UTS N.V. has received $422,529 in interest bearing (8% per annum) unsecured loans from UTS N.V., the 49% shareholder in the subsidiary. No maturity date has been fixed.

15. Convertible 12% secured note

On July 31, August 18, September 3 and September 30, 2009, the Company consummated closings of its private placement offerings of Units comprised of 12% secured convertible promissory notes (the ‘Notes”) and warrants to purchase shares of no par value common stock to accredited investors. The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company sold an aggregate of $8,214,605 principal amount of Notes and delivered Warrants to purchase an aggregate of 8,214,605 shares of the Company's no par value common stock at a purchase price of $1.00 per share. The Company intends to use the net proceeds from the Offering primarily for working capital.

The Notes are convertible at the option of the holder into no par value common stock, of the Company at a conversion price equal to eighty five percent (85%) of the price at which shares are sold in a future public offering currently contemplated by the Company if consummated; provided, however, that if the public offering is not consummated on or before March 31, 2010, the conversion price shall be equal to eighty five percent (85%) of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010 (the “March 31, 2010 Conversion Price”); provided further, however, that if at any time following the earlier of the closing of the Public Offering or March 31, 2010, the twenty (20) day average closing price of the Common Stock for any twenty (20) consecutive trading days exceeds two hundred percent (200%) of the Public Offering closing price or of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010, as applicable, that any Notes which remain unconverted shall automatically convert into shares of the Common Stock at the Conversion Price or the March 31, 2010 Conversion Price, as applicable. For further details see also Note 26.

The Company recognized interest expense from the 12% convertible promissory notes of $1,299,365 for the three months ended September 30, 2009, which was comprised of $76,284, for the amortization of the debt discount, $1,223,081 for  the conversion feature on the convertible 12% secured notes  relating to these Notes.

16. Warrant liabilities

We have issued warrants in connection with the private placements of our common stock during the three months ended September 30, 2009. The warrants include provisions that require us to record them at fair value as a liability in accordance with ASC 815 (formerly EITF 00-19), with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The fair value of the warrants issued to investors in connection with the September 2009 private placement offerings amounted to $7,999,723 at issuance and was revalued at $8,388,239 as of September 30, 2009. The fair value of the warrants issued to placement agents in connection with the the three months ended September 30, 2009 private placement offerings amounted to $644,311 at issuance and was revalued at $670,731 as of September 30, 2009.

17. Conversion feature

A conversion feature was recognized at fair value on the respective issuance dates of the Notes as a discount and will be amortized using the effective interest rate method from issuance to the maturity date of the respective Notes. The conversion feature will be marked to market each reporting date with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the conversion feature at issuance totaled $1,433,647 which exceeded the remaining face value of the Notes issued after deducting the warrant liability by $1,223,081 which was expensed in the current quarter as interest expense. The fair value of the conversion feature was $1,526,406.

18. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 53,695,984 common shares issued and outstanding as of September 30, 2009. The shares issued and outstanding as per the stock transfer agent’s records are 53,941,884, and include 245,900 shares which were cancelled by the Company prior to 2006.  However, these shares were not returned to the stock transfer agent and never cancelled on the Company’s records. These shares have been blocked for trading by the Stock Transfer Agent.

19. Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, (formerly SFAS No.128). Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

20. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2000 Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 160,000 common shares and 160,000 stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 12,000 shares of common stock and 160,000 stock options remain available for grant at September 30, 2009.

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of September 30, 2009, 344,342 stock options outstanding. There are remaining 600,000 shares and 55,658 stock options available for grant.

Options granted generally vest over a three (3) year period. Options generally expire two (2) years from the date of vesting.
Common stock purchase options and warrants consisted of the following as of September 30, 2009:
	Number of shares	Exercise Price	Fair Value
Options:
Outstanding as of December 31, 2008	366,009	$2.25	—
Granted in 2009	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	21,667	—	—
Outstanding as of September 30, 2009	344,342	$2.25	$0

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options will generally vest on December 31, 2009, or if there is a change of control in the Company. The options will expire on December 31, 2011 or later depending on granting date.
The cancelled/forfeited options during 2009 were granted in 2007 (9,667) and 2008 (12,000).

Following is a summary of the status of options outstanding at September 30, 2009:
	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	344,342	2.61 years	$2.25	0	$2.25

At September 30, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company's 2006 stock award plan, but not yet recognized was approximately $0.89 million.

2008 Long-Term Incentive Plan

The 2008 plan was adopted on January 15, 2008, and approved by our shareholders on the same date at our annual meeting. This incentive plan authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses.  The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008.  As of September 30, 2009, a total of 716,500 stock options and 507,300 shares had been granted under this plan. Options granted generally begin vesting over a three (3) year period after grant date although already Options have been granted with a shorter period than three (3) years. Options generally expire two (2) years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of September 30, 2009 :
	Number of shares	Exercise Price	Fair Value
Options:
Outstanding as of December 31, 2008	366,009	$0.807	$121,881
Granted in 2009	372,158	$0.807	$123,929
Exercised	—	—	—
Cancelled/Forfeited	21,667	$0.807	$7.215
Outstanding as of September 30, 2009	716,500	$0.807	$238,595

At September 30, 2009 the share-price at closing was $1.14 which, results in a $0.333 fair value per stock option and $238,595 for all common stock options granted in this plan.

Following is a summary of the status of options outstanding at September 30, 2009:
	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60-1.09	716,500	3.69 years	$0.807	—	—

The weighted average assumptions used so far for the options granted in 2009 using the Black-Scholes options model are: volatility of 155%, term (grant-date to vesting-date) of 1.22 years and a Risk Free Interest Rate assumption of 1.53%. The expected dividend yield is zero.

At September 30, 2009 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company's 2008 stock award plan, but not yet recognized was approximately $312,000.

Stock-Based Compensation Expense

Under the provisions of ASC 718, the Company recorded for the three months ended September 30, 2009, $272,311 in stock-based compensation expense for management shares, Non-Qualified Stock and Option Compensation Plan and shares issued for consultancy and employee compensation. For the comparable period in 2008 the expensing was $199,886. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of ASC 718.

21. Commitments

As of September 30, 2009 commitments of the Company relating to leases, co-location, interconnect and office rents,

December 31, 2009	$822,787
December 31, 2010	2,527,101
December 31, 2011	1,916,723
December 31, 2012	1,916,723
December 31, 2013	195,103
Total	$7,378,437

22. Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of September 30, 2009 and December 31, 2008 were as follows:
Noncontrolling interest Balance at Subsidiary	%	September 30, 2009	December 31, 2008
ETC PRS UK	49%	$10,705	$10,807
ETC PRS Netherlands	49%	142,982	144,344
ET Bahrain WLL	1%	2,596	1,388
ET ME&A FZ LLC	49.46%	35,244	35,227
Total		$191,527	$191,767

23. Litigation

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

(c) Russelle Choi Litigation

On or about September 12, 2008, an action was commenced against the Company by Russelle Choi ("Choi"), our former CEO and director, in the California Superior Court, Orange County, in a matter entitled Choi v. Elephant Talk Communications, Inc., Case No. 30-2008-00111874.  The complaint alleges that we breached a termination agreement and a consultancy agreement entered into between the Company and Choi.  On August 19th, the Company had settled both the dispute on the termination agreement as well as the complaint regarding the alleged breach of the consulting agreement. The entire action was dismissed by Choi with prejudice.

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

24. Segment Information

Nine months ended September 30, 2009

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$24,744,166	$1,743,437	$4,464,170	$410,044	$31,361,817	$753	$833,201	$-	$32,195,771

Operating income (loss)	$(1,572,876)	$243,274	$(2,392,343)	$(425,741)	$(4,147,686)	$(135,674)	$(73,530)	$(3,419,473)	$(7,776,364)

Net income (loss):	$(1,555,380)	$243,260	$(2,391,930)	$(424,453)	$(4,128,504)	$(845,023)	$(75,371)	$(5,063,396)	$(10,112,294)

Identifiable assets	$5,758,134	$1,685,012	$11,348,366	$514,546	$19,306,058	$543,273	$645,461	$4,099,902	$24,594,694

Depreciation and amortization	$(79,513)	$(153,615)	$(1,362,699)	$(57,997)	$(1,653,825)	$(37,404)	$(31,136)	$(477,196)	$(2,199,561)

Capital expenditure	$104,799	$1,308	$2,553,695	$-	$2,659,802	$295,665	$-	$207,132	$3,162,599

Nine months ended September 30, 2008

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$25,799,839	$2,233,145	$6,537,867	$402,679	$34,973,530	$6,314	$45,143	$-	$35,024,987

Operating income (loss)	$(2,598,113)	$257,093	$(1,421,135)	$(647,027)	$(4,409,182)	$(696,731)	$(176,127)	$(2,138,429)	$(7,420,469)

Net income (loss):	$(2,650,892)	$256,442	$(1,451,434)	$(656,083)	$(4,501,967)	$(1,252,530)	$(177,075)	$(3,179,470)	$(9,111,041)

Identifiable assets	$3,992,129	$1,717,271	$10,682,581	$1,283,174	$17,675,155	$275,539	$605,000	$6,076,849	$24,632,543

Depreciation and amortization	$(154,871)	$(179,180)	$(1,438,547)	$(20,429)	$(1,793,027)	$(35,158)	$(1,337)	$(322,602)	$(2,152,124)

Capital expenditure	$48,172	$1,291	$1,684,217	$-	$1,733,680	$9,525	$-	$-	$1,743,205

25. Concentrations

Customers in excess of 10% of total revenues were as follows:

For the three and nine months ended September 30, 2009, the Company had a customer in the Netherlands, which accounted for revenue of $5,381,106 and $16,155,864 respectively. For the same periods in 2008, this same customer accounted for $5,821,665 and $17,790,213 respectively.

26. Loans and Convertible Notes (Private Placement)

On July 1, 2009 and July 8, 2009 QAT II, a closed-end fund of QAT Investments, entered into a loan agreement with the Company whereby QAT II provided the Company with $ 213,795 and $ 142,530.  According to the terms, the loans will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II and the Company sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by August 31, 2009. The agreement and amount were entered in Euro’s, which means that currency differences may occur in filings made and this Report.  An investment agreement was made October 31st 2009, converting these loans into the convertible 12% secured notes. See note 15.

Separately, on July 31, 2009, the Company consummated the first closing (the "First Closing") of its private placement offering (the "Offering") of Units comprised of 12% secured convertible promissory notes (the "Notes") and warrants to purchase shares of common stock, no par value (the “Common Stock”) (the "Warrants", and together with the Notes, the "Securities" to accredited investors ("Investors"). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). In the First Closing the Company sold an aggregate of $5,111,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 5,111,000 shares of the Company's common stock at a purchase price of $1.00 per share. After taking into consideration the conversion of $4.1 million of existing QAT II loans into the First Closing, the Company received cash proceeds of $1.0 million.

The Notes are convertible at the option of the holder into Common Stock, of the Company  at a conversion price (the "Conversion Price") equal to eighty five percent (85%) of the price at which shares are sold in a future public offering (the "Public Offering") currently contemplated by the Company if consummated; provided, however, that if the Public Offering is not consummated on or before March 31, 2010, the Conversion Price shall be equal to eighty five percent (85%) of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010 (the "March 31, 2010 Conversion Price"); provided further, however, that if at any time following the earlier of the closing of the Public Offering or March 31, 2010, the twenty (20) day average closing price of the Common Stock for any twenty (20) consecutive trading days exceeds two hundred percent (200%) of the Public Offering closing price or of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010, as applicable, that any Notes which remain unconverted shall automatically convert into shares of the Common Stock at the Conversion Price or the March 31, 2010 Conversion Price, as applicable.

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

On August 18, 2009, the Company consummated the second closing (the “Second Closing”) of the Offering.  In the Second Closing the Company sold an aggregate of $1,185,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 1,185,000 shares of the Company's common stock at a purchase price of $1.00 per share.

On September 3, 2009, the Company consummated the third closing (the “Third Closing”) of the Offering.  In the Third Closing the Company sold an aggregate of $1,269,843 principal amount of Notes and delivered Warrants to purchase an aggregate of 1,269,843 shares of the Company's Common Stock at a purchase price of $1.00 per share.

On September 30, 2009, the Company consummated the fourth closing (the “Fourth Closing”) of the Offering.  In the Fourth Closing the Company sold an aggregate of $650,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 650,000 shares of the Company's common stock at a purchase price of $1.00 per share.

Subsequent to September 30, 2009, on October 30, 2009, the Company consummated the fifth closing (the “Fifth Closing”) of the Offering.  In the Fifth Closing, the Company sold an aggregate of $4,116,383 principal amount of Notes and delivered Warrants to purchase an aggregate of 4,116,383 shares of the Company’s Common Stock at a purchase price of $1.00 per share.  Of this amount, $1,332,383 was the result of the non-cash conversion of certain loans and accrued interest of one of the Company’s affiliates.

The Company intends to use the net proceeds from the offering for working capital purposes. The Company is obligated to register the shares of Common Stock underlying the Notes and Warrants pursuant to unlimited piggy-back registration rights granted to the Investors.

27. Related Party Transactions

On July 1, 2009 and July 8, 2009 QAT II, a closed-end fund of QAT Investments, entered into a loan agreement with the Company whereby QAT II provided the Company with $ 213,795 and $ 142,530.  According to the terms, the loans will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II and the Company sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by August 31, 2009. The agreement and amount were entered in Euro’s, which means that currency differences may occur in filings made and this Report.

On July 31, 2009, QAT II converted $4,100,000 provided under the loan agreements into  $4,100,000 in Notes and  Warrants as part of the First Closing with respect to the Offering. On October 30, 2009, QAT II converted $1,332,383 into Notes and Warrants as part of the Fifth Closing with respect to the Offering.

Quercus Management Group N.V. (“QMG”), an entity affiliated with certain officers and directors of the Company served as European placement agent for the Offering.  In the aggregate, QMG raised $4,837,632, entitling it to 774,022 Warrants (equal to 8% of the aggregate amount of Notes and Warrants sold in the Offering, including those Notes and Warrants sold to affiliates of the Company), an 8% selling concession equal to $387,010.56 and 2% non-accountable expenses and fees equal to $96,752.64.  Of the $4,837,632 raised by QMG, $4,399,995.10 (or 91% of the total) was raised from parties affiliated with the Company (including the $4,100,000 conversion by QAT II).

28. Validsoft, Limited Transactions

On June 17, 2009, the Company and Validsoft Limited a company organized under the laws of the Republic of Ireland entered into a Collaboration Agreement (the "Collaboration Agreement"). Pursuant to the Collaboration Agreement, the Company and Validsoft will bundle and sell products offered by the Companies. The Companies have granted each other worldwide licenses for their intellectual property in connection with the distribution, marketing and sale of products to be offered. The Companies have agreed to terms regarding the allocation of revenue generated by the sale of the bundled products, and to indemnify the other party in the event of losses arising from a breach of the Collaboration Agreement by either the Company or Validsoft. The Agreement has a term of ten years.

On November 2, 2009, the Company entered into a generally non-binding heads of terms agreement (the “HOT Agreement”) with ValidSoft Limited (“ValidSoft”), a company organized under the laws of the Republic of Ireland, and the shareholders of ValidSoft.  The HOT Agreement replaces a previous agreement entered into on February 23, 2009, between Registrant and ValidSoft.

Under the HOT Agreement, the Company expects to enter into a definitive agreement to acquire 100% of the issued and outstanding securities of ValidSoft for consideration consisting of 20% of the issued and outstanding common shares of the Company as of February 1, 2009 and warrants to purchase common shares of Company equal to (i) 20% of the issued and outstanding warrants of the Company as of February 1, 2009; and (ii) 20% of the issued and outstanding options of the Company as of February 1, 2009.  Twenty-five percent of the foregoing consideration shall be placed into escrow and, in the event certain revenue milestones (as set forth the in the HOT Agreement) have not been achieved, is subject to forfeiture and cancellation.

The HOT Agreement includes the payment of a binding break-up fee of € 2,000,000 by a party if (i) such party breaches the exclusivity and conduct of business provisions described in the HOT Agreement; (ii) such party terminates negotiations before December 31, 2009 without good cause (as defined in the HOT Agreement); or (iii) such party is unable to complete the proposed transactions substantially upon the terms set forth in the HOT Agreement by December 31, 2009.

Pursuant to the earlier HOT Agreement of February 23, 2009,  a Bridging Loan Agreement, and subsequent amendments, on September 30 2009, the Company had advanced a total of $1,237,456 excluding accrued interest, to ValidSoft.

29. Subsequent Events

On October 30, 2009, the Company consummated the fifth closing (the “Fifth Closing”) of the Offering.  In the Fifth Closing the Company sold an aggregate of $4,116,383 principal amount of Notes and delivered Warrants to purchase an aggregate of 4,116,383 shares of the Company’s common stock at a purchase price of $1.00 per share.  Of the Fifth Closing amount, $1,407,383 was raised from parties affiliated with the Company, with $1,332,383 resulting from the conversion by QAT II of interest payments due from the Company and $75,000 from an officer of the Company and his family.  As a result of the Fifth Closing, the United States-based selling agent received 354,240 Warrants, commission and non-accountable expenses and fees of $221,400, and an expense reimbursement of $940.63 and QMG will receive 304,382 Warrants and commissions and non-accountable expenses and fees of $190,238.28.

On November 2, 2009, the Company entered into a generally non-binding HOT Agreement with ValidSoft, a company organized under the laws of the Republic of Ireland, and the shareholders of ValidSoft. Under the HOT Agreement, the Company expects to enter into a definitive agreement to acquire 100% of the issued and outstanding securities of ValidSoft. See also Note 24 (Validsoft, Limited Transactions).

The Company's management evaluated subsequent events through November 16, 2009, the date the financial statements were issued on this Form 10-Q.

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

Business Support and Operational Support System/IN/CRM-Billing platform

Together with the centrally operated and managed IN-CRM-Billing platform, we offer geographical, premium rate, toll free, personal, nomadic and Voice over internet protocol (“VOIP”)  numbers. Services are primarily provided to the business market and include traditional telecom services, VOIP, media streaming and distribution including the necessary billing and collection. Through our European and Chinese development centers, we develop in-house telecom and media related systems and software.

Mobile Services (MVNE/MVNO)

Beginning in 2007, we positioned ourselves in Europe as a Mobile Virtual Network Enabler (“MVNE”) to Mobile Network Operators (“MNO”) and Mobile Virtual Network Operators (“MVNO”) offering a wide range of Mobile Enabling/Enhancing services through sophisticated, proprietary technology supported by multi-country operations with a focus on business to business (“B-B”), outsourcing /partnering strategy. Important milestones in this respect are:

1. On September 17, 2008, a hosting agreement was signed between T-Mobile Netherlands BV and Elephant Talk Holding AG, a 100% affiliate of Elephant Talk Europe Holding BV. T-Mobile is one of the 3 Mobile Network Operators in the Netherlands. Elephant Talk will, as exclusive MVNE for T-Mobile, connect MVNO’s in the Netherlands to its platform, utilizing T-Mobile’s  mobile network .

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

3. Following the start of our Mobile (MVNE) services in the Netherlands in the fourth quarter of 2008, we have been able to enter into a number of Heads of Agreement ( “HOT Agreement”) with MVNO’s in the Netherlands and implemented the first Vizzavi (a Vodafone Group company) MVNO in Spain as of June 2009.

4. In line with the expected convergence of applications and bundling of services, we intend to integrate our services with offerings by third party providers with a uniquely specialized or compatible technology. Although there can be no assurance as to the completion of the agreement, on November 2, 2009, we entered into a HOT Agreement to acquire all of the outstanding shares in Validsoft Limited (“Validsoft”). Validsoft provides telecommunications based credit card fraud identification and detection solutions combined with fully automated customer service resolution capability, which is ideally suited for mass consumer deployment via banks. The HOT Agreement replaces a previous agreement between the Company and ValidSoft, with respect to this transaction. Before that, we had entered into a collaboration agreement  (“collaboration”) with Validsoft on June 17, 2009. Pursuant to the collaboration, the Company and ValidSoft will bundle and sell products offered by the two Companies. The collaboration has a term of ten years.

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

However, in order to expand our capabilities to create our mobile platform and the underlying footprint (“new business”), including all related capabilities in the areas of customer relationship management (“CRM”), Billing, intelligent network (“IN”), and the integration of all mobile network components, we have on average required approximately 45 employees and consultants.  During the period of 2006  to 2008, we spent approximately $ 2.9 million in network costs and $13.9 million in selling general & administration expenses (excluding $1.4 million in capitalized development compensation cost). When allocating roughly 25% of the network costs and 75% of the selling general & administration costs (based upon the average amount of people working for the old and new business; in 2007 we had a headcount of 53, as opposed to 72 in 2008), we estimate that a total of $11.2 million was spent on developing these new capabilities.  In addition, we invested approximately $9.3 million in the acquisition of the Benoit Telecom Group in addition to other smaller acquisitions in order to build our footprint in Europe.  In addition, we spent approximately $4.5 million plus $1.43 million (in capitalized development compensation costs), or a total of $5.9 million in capital expenditures over the last two years.  In total we have invested approximately $26.4 million in building our mobile platform capabilities.  When costs of raising capital are included, in addition to certain deposits made, a total of $30 million has been expended in positioning us in our new business. Throughout 2009 we have continued this pattern and level of investment.

Results of Operations

Our results of operations for the three months and nine months ended September 30, 2009, consisted of the operations of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Limited and its subsidiaries, its wholly-owned subsidiary Elephant Talk Europe Holding BV and its subsidiaries, and its wholly-owned subsidiary Elephant Talk Global Holding BV and its subsidiaries.

We report our financial statements in US dollars (“USD”), although the majority of our business activates are denominated in Euro’s.  Conversion of Euro to USD  may lead to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro.  Generally speaking, when the USD strengthens relative to the Euro it has an unfavorable impact on our revenue and income accounts and a favorable impact on our expense accounts.  Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our revenue and income accounts, and an unfavorable impact on our expense accounts.  The fluctuations in the USD/Euro exchange rate can result in currency translation effects, which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expense accounts which are attributable to our actual operating activities.  In addition to reporting changes in our financial statements in USD as per the requirements of United States generally accepted accounting principles (“US GAAP”), we also highlight the impact of any material currency translation effect by providing a comparison between periods on constant currency basis, where the most recent USD/Euro exchange rate is applied to previous periods.  Management believes that this allows for greater insight into the trends and changes in our business for the reported periods.

Revenue

Revenue for the three months ended September 30, 2009 was $11,455,489, an increase of $109,072 or 1.0%, compared to $11,346,417 for the same period in 2008. The increase for the three months ended September 30,  2009 period was primarily limited by the result of the unfavorable impact of a $ 1,045,525 currency exchange translation effect arising from a lower USD/Euro exchange rate.

Revenue for the nine months ended September 30, 2009 was $32,195,771, a decrease of $2,829,216 or 8.1%, compared to $35,024,987 for the nine months ended September 30, 2008. The decrease in revenue for the nine months ended September 30, 2009 was primarily the result of the unfavorable impact of a $ 3,601,524 currency exchange translation effect arising from a lower USD/Euro exchange rate.

Revenue - Constant currency

In constant currency, total revenue for the three months ended September 30, 2009 increased with  $1,154,597 or 11.2% compared to the same period in 2008.  The increase in revenue was attributable to an increase in our MVNO revenue of $ 1,887,096 compared to $0 in 2008, partly offset by a decline in our (lower margin) premium rate services (“PRS”)  of $568,220, or 5.8%, compared to the same period in 2008.

In constant currency, total revenue for the nine months ended September 30, 2009 increased $772,308 or 2.5% compared to the same period in 2008.  The increase in revenue was attributable to an increase in our MVNO revenue of $4,078,634 compared to $0 in the same period in 2008, partly offset by a decline in our PRS revenue of $3,385,098 or 11.3%, compared to the same period in 2008.

Management believes that our PRS services revenue may  continue to decline in future quarters, however, we expect revenue from our MVNO operations will more than offset those declines.

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

Cost of service for the three months ended September 30, 2009 was $10,874,205, a reduction of $267,987 or 2.4%, compared to $11,142,192 for the same period in 2008.  The decrease in cost of service was primarily the result of the favorable impact of a $ 1,025,384 currency exchange translation effect arising from a lower USD/Euro exchange rate.

Cost of service for the nine months ended September 30, 2009 was $30,654,206, a reduction of $3,474,121 or 10.2%, compared to $34,128,327 for the same period in 2008.  This decrease in cost of service was primarily the result of a favorable impact of a $3,500,222 currency exchange translation effect arising from a lower USD/Euro exchange rate.

Cost of service – constant currency

In constant currency, cost of service for the three months ended September 30, 2009 increased $757,397 or 7.5% compared to the same period in 2008 primarily as a result of higher levels of revenue.

In constant currency, cost of service for the nine months ended September 30, 2009 only increased with  $26,101 or 0.1%, compared to the same period in 2008.

Cost of service, as a percent of revenue, expressed in constant dollar terms was 94.9% and 98.2% for the three month periods ended September 30 in 2009 and 2008, respectively, and 95.2% to 97.5% for the nine month periods ended September 30 in 2009 and 2008, respectively.

Management expects cost of service will continue to decline as a percent of revenue, subject to certain quarterly fluctuations, in constant currency terms compared to previous quarters as a greater proportion of future revenue is comprised of our MVNO services which have a substantially lower cost of service than our traditional PRS business.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2009 was $2,949,038, an increase of $795,494 or 36.9 % compared to $2,153,544 for the same period in 2008.

For the nine months ended September 30, 2009, SG&A expense was $ 6,195,981, an increase of 11.1%, compared to $5,575,047 in the same period in 2008.

Selling, general and administrative – constant currency
In constant currency, total SG&A for the three months ended September 30, 2009  increased with  $925,396 or 45.7% compared to the same period in 2008.  The increase in expenses was mainly attributable to an increase in indirect fundraising costs related to the Convertible 12% secured note, bad debt allowance and staffing levels.

In constant currency, total SG&A for the nine months ended September 30, 2009 increased with  $ 985,443 or 17.6 % compared to the same period in 2008.  The increase in expenses was mainly attributable to an increase in indirect fundraising costs related to the Convertible 12% secured note, bad debt allowance and staffing levels.

Non-cash compensation to officers, directors and employees
Non-cash compensation for the three and nine months ended September 30, 2009, was $252,521 and $1,272,387, respectively, compared to $199,886 and $589,958, for the corresponding 2008 periods. The increase in both periods is primarily attributable to higher staffing levels, and awards made under the 2008 Incentive Plan. Non-cash compensation is comprised of:

•	the expense related to shares of restricted common stock that were issued to management in connection with a compensation plan originated in the first quarter of 2007;

•	the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan; and

•	the expense related to shares issued to consultants for services.

Depreciation and amortization
Depreciation and amortization for the three and nine months ended September 20, 2009, was $861,616 and $2,199,561, respectively, compared to $725,943 and $2,152,124 for the comparable periods in 2008.

Other Income and Expenses:
Interest income for the three months ended September 30, 2009 was $24,375 compared to $529,307 for the same period in 2008. Interest income was $46,682 and $38,877 for the nine months ended September 30, 2009 and 2008 respectively.

For the three months ended September 30, 2009, interest expense was $323,967 compared to $210,779 in 2008. Interest expense was $531,915 and $452,957, for the nine months ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009, fair value expenses and amortizations related to the Convertible Notes, associated Warrants and deferred financing cost was $ 1,848,709 compared to $ 0.— in 2008.,  For the nine months ended September 30, 2009 and 2008, $ 1,848,709 and $ 0.— respectively. For the three months ended September 2008 as well as for the nine months ended September 2008, a Note beneficial conversion feature was expensed for $ 1,200,000.—.

Non-controlling Interest
Our majority owned subsidiaries Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC and   ET-UTS NV.

During the three and nine months ended September 30, 2009, we incurred a non-controlling interest charge of $432 and $1,188 respectively. During the same period in 2008, we incurred income of $21,160 and $80,409 attributable to minority shareholders’ interest.

Comprehensive Income (Loss)
We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 was $543,061 and $345,802 respectively, compared to losses of ($1,331,411) and ($117,064) for the three and nine months ended September 30, 2008. The decrease in the 2009 periods compared to the same periods in 2008 is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources
We have an accumulated deficit of $55,497,486 as of September 30, 2009.  Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements.  In the first nine months of 2009, we received a total of $4.3 million in loans from QAT II Investments SA (“QAT II”), a related party.  In July and August of 2009, QAT II converted $4.1 million of loans into our private placement of convertible notes (“the Notes”) and warrants (the “Warrants” and together with the Notes, the “Securities”)., As described in our Current Reports filed on Form 8-K, we held five closing of the private placement of our Securities for the three months ended September 30, 2009, as follows: (i) we closed on approximately $5.1 million of Securities on July 31, 2009, of which approximately $4.1 million consisted of the conversion described above; (ii) we closed on approximately $1.2 million on August 18, 2009; (iii) we closed on approximately $1.3 million on September 3, 2009; (iv) we closed on $650,000 on September 30, 2009; and (iv) we closed on approximately $4.1 million of which approximately $1.3 million was the result of the conversion of certain notes and interest to QAT II. We believe that the cash balance at September 30, 2009, in combination with the net proceeds received from the sale of the Securities between  July and October  of 2009, will provide us with sufficient funds through the end of the fourth quarter of 2009.

Although QAT II and other related parties have invested, or have arranged for the investment of, a total of $35.4 million between 2005 through December 31, 2008, and have since January 2009 funded our short-term capital requirements with an additional $ 5.4 million (through October 31, 2009) and non-related accredited investors have invested $ 6.9 million (through October 31, 2009), there can be no assurance that they will continue to do so.  Although we have previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, that the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or our existing shareholders. Further, the current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, as circumstances require, we may not be able to continue operations.

As of September 30, 2009, these conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements filed as part of this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities
Net cash used in operating activities for the nine months ended September 30, 2009 was $3,757,556 compared to $ 4,873,025 in 2008, a decrease of $1,115,469.

Investment activities
Net cash used in investment activities for the nine months ended September 30, 2009 was $3,162,708, an increase of $1,991,055 or 170 % compared to $1,171,653 in the same period in 2008. The increase was primarily attributable to increase in property plant & equipment  required to develop and support the expansion of our MVNE and MVNO business.

Financing activities
Net cash received by financing activities for the nine months ended September 30, 2009 was $ 7,212,158  compared to $6,619,103, the nine months ended September 30, 2008.

As a result of the above activities, the Company had a cash and cash equivalents balance of $1,884,054 as of September 30, 2009, a net increase in cash and cash equivalents of $227,508, for the nine months ended September 30, 2009.

Application of Critical Accounting Policies and Estimates

Revenue Recognition and Deferred Revenue

The Company's revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”), (formerly, Staff Accounting Bulletin (SAB) 104). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured.  The Company derives revenue from activities as a fixed-line and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue).  The Company recognizes revenue from prepaid calling cards as the services are provided.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 "Compensation-Stock Compensation”," (“ASC 718”) (formerly SFAS No. 123(R)), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee's requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

Intangible Assets and Impairment of long Lived Assets

In accordance with ASC 350 (formerly SFAS No. 142), intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment,” (formerly SFAS No. 144), annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

Impact of Accounting Pronouncements

In April 2009, the FASB issued guidance, which is now part of ASC 825, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825”), (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1).  . ASC 825 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 825 did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, “Subsequent Events” (“ASC 855-10”) (formerly, SFAS No. 165) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  We adopted the provisions of ASC 855-10 as required.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10) (formerly Statement of Financial Accounting Standards No. 168), establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, (“together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers  concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the significant deficiencies described below.

Our management has identified a material weakness in our disclosure controls and procedures due to a lack of personnel and technological resources. This material weakness restricts our ability to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management and that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The company is undertaking remedial efforts.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our “Certifying Officers” or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

(a) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.
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
Elephant Talk Communications, Inc., Case No. 30-2008-00111874.  The complaint alleges that we breached a termination agreement and a consultancy agreement entered into between the Company and Choi.  On August 19th, 2009, the Company had settled both the dispute on the termination agreement as well as the complaint regarding the alleged breach of the consulting agreement.
The entire action was dismissed by Choi with prejudice.

(c) Manu Ohri Litigation
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

Additional information regarding legal proceedings to which the Company was involved in may be found in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

ELEPHANT TALK COMMUNICATIONS, INC.

November 16, 2009	By:	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

November 16, 2009	By:	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4