Form 10-K
period 2009-12-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2010-03-31
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was approximately $12,786,514 based on the closing sale price of the Company’s common stock on such date of U.S. $0.95 per share, as reported by the OTC BB.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 30, 2010 there were 64,260,437 shares of common stock outstanding.

Elephant Talk Communications Inc.

Form 10-K
For the fiscal year ended December 31, 2009

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

ITEM 1.  DESCRIPTION OF BUSINESS

We provide Internet, telephony, and data communications software services to both mobile phone companies and businesses

Elephant Talk Communications, Inc. also referred to as “we”, “us”, “Elephant Talk” and “the Company” is an international provider of business software and services to the telecommunications and financial services industry. Elephant Talk installs its operating software at the network operating centers of mobile carrier and receives a fee per month per cell phone subscriber on the network. Currently the subscribers are wholesale customers of Vizzavi (a subsidiary of the Vodafone group) in Spain and T-Mobile in the Netherlands.  Elephant Talk typically signs a five- year exclusive with one carrier per country.  Negotiations with mobile carriers are currently under way in a number of other countries. We also operate landline telephony services in nine European countries and Bahrain. Our network components, hardware, software systems, telecom switches and interconnections with other telecom operators are located in secured data-centers in eight countries.

  Our ET Boss software enables mobile carriers to outsource their entire back office to Elephant Talk. By outsourcing operations the mobile carriers can reduce the number of vendor software, employees, and consultants.  ET Boss reduces the number of software modules / vendors form over twenty to one.  Additionally, ET Boss enables mobile virtual network operators (MVNO’s) to control their pricing and product offerings with the touch of a keypad from a windows interface.  This compares with the current situation often experienced by virtual operators whereby it can take up to six month to effect a change in their product offerings.

Due to the large capital outlays required for the construction of new towers, switches, and infrastructure, mobile network operations such as Sprint (outsourced to Ericson) have been outsourcing elements of their networks in an effort to reduce costs.  Our software platform offers operators the potential to realize significant savings; we are currently providing these services to Vodafone’s subsidiary in Spain and T-Mobile in the Netherlands. We simply take three pipes from the mobile network operator (MNO) – voice, data, and signaling (see above) – and plug them into our ET Boss platform (see below).

We are developing and acquiring application software to enable our virtual clients to offer various dynamic products that include remote health care monitoring on a watch or pendant credit card fraud prevention, mobile internet ID security, multi-country discounted phone services, loyalty management services, and a whole range of other emerging customized mobile services. In line with our strategy to develop and market customized mobile solutions, we acquired ValidSoft, Ltd. (“ValidSoft”) on March 17, 2010. ValidSoft provides strong authentication and transaction verification capabilities that allow organizations to quickly implement solutions that protect against certain of the latest forms of credit and debit card fraud, and on-line transaction and identity theft. By correlating the relative location of a person’s credit card with the location of their mobile phone, this service can tell a bank in less than half a second if the transaction is likely genuine or fraudulent (see diagram below). We anticipate generating revenues on a per transaction verification fee from banks.  This acquisition combines ValidSoft’s best in class proprietary software with our superior telecommunication platform to create what we believe is the best electronic fraud prevention total solution available.

We currently generate in excess of $40 million in revenues in 2009, employ 89 employees and have retained 27 independent contractors on a long-term basis. Our principal offices are located in The Netherlands, Spain and China. Mobile services are currently provided in Spain and The Netherlands, whereas landline telephony services are provided in nine European countries and Bahrain. Our network components, hardware, software systems, telecom switches and interconnections with other telecom operators are located in secured data-centers in eight countries.

Background of Elephant Talk Communications, Inc.

Elephant Talk Communications Inc. was formed in 2001 as a result of a merger between Staruni Corporation (USA, 1962) and Elephant Talk Limited (Hong Kong, 1994). Staruni Corporation - named Altius Corporation, Inc., until 1997 - was a web developer and Internet Service Provider since 1997 following its acquisition of Starnet Universe Internet Inc.  Elephant Talk Limited (Hong Kong) began operating in 1994 as an international long distance services provider, specializing in international call termination into China. In 2006 Elephant Talk Communications, Inc., decided to abandon its strategy of focusing on international calls into China.

In 2000 Staruni Corporation became a reporting company on the OTC Bulletin Board under the symbol “SRUN”, replaced by “ETLK” following the merger with Elephant Talk Limited (Hong Kong), and in turn changed to “ETAK” pursuant to a 2008 stock-split.

In January 2007, through our acquisition of Benoit Telecom (Switzerland), we established a foothold in the European Telecommunications Market, particularly within the market for Service Numbers (Premium Rate Services and Toll Free Services) and to a smaller extent Carrier (Pre) Select Services.  Furthermore, through the human capital, IT resources and software acquired, we obtained the experience and expertise of individuals and software deeply connected to telecom and multi-media systems, telecom regulations and European markets.

In March 2010, we acquired ValidSoft.  We believe this acquisition is in line with our strategy to develop and market customized mobile solutions.  ValidSoft provides strong authentication and transaction verification capabilities that allow organizations to quickly implement solutions which protect against the latest forms of credit and debit card fraud, on-line transaction and identity theft. This acquisition combines ValidSoft’s best in class proprietary software with our superior telecommunication platform to create the best electronic fraud prevention total solution available on the market today.
Further details on the above acquisitions, other (smaller) acquisitions and incorporations can be found under “legal structure of the company”.

Product – Service Strategy

Our corporate strategy results in the following three main types of value propositions offered to the market, each building upon our converged network and access capabilities in combination with “ET Boss”, our proprietary telecommunications Operating Support System (OSS) and Business Support System (BSS):

•	Customized mobile services, such as our ValidSoft credit card fraud solution

•	Mobile Enabling Platform (ET BOSS), including our MVNE/MVNO services

•	Landline network outsourcing services

Industry Developments

A number of relevant factors in the converging telecommunications industry, combined with consumers and businesses increasing adoption of mobile and wireless based applications, drive our investments and services, are as follow:

The mobile phone will become the channel of choice for consumers

We believe that the mobile phone will ultimately be the (handheld) device chosen by consumers and businesses to best bring personalized, contextual and time-wise relevant services such as:

•	mobile banking

•	telemedicine

•	location based services

•	use of near field communications for cashless payments, couponing, cashless tickets, vending machine payments, grocery store payments

•	credit card applications

•	communities; social, entertainment and loyalty

•	customer profiling and data mining to support one-on-one marketing

•	security and trust sensitive applications; the mobile phone as authenticator.

Mobile operators need to reduce total cost of ownership (TCO) and increase utilization of their assets

Mobile Network Operators typically have twenty or more vendors for their software to handle Network Management, Customer Relationship Management (CRM), billing, fulfillment, distribution and customer care. This has resulted in legacy systems that are expensive to maintain and difficult to adapt to changing market conditions. In addition, MNO’s are looking for new ways to attract traffic over their networks, since the traditional mass marketing of voice and messaging focused on end-users (“retail”) shows little or no growth. MNO’s are required to shift their organization from a mass marketing oriented retail focus to a wholesale focus; thereby allowing other organizations such as MVNO’s to serve smaller and specifically targeted end-user groups with specialized and converged solutions in order to increase traffic (e.g. voice, text, data or media) over the operators networks.

Trust and security aspects are increasingly important in a networked and digitalized environment

The open nature of the Internet as well as exponential digitalization and globalization of society has resulted in increased (international) fraud, attention for privacy intrusions and national security concerns.

Summary Services and Solutions

ValidSoft Ltd: customized mobile solution for credit card fraud prevention

In line with our strategy to develop and market customized mobile solutions, we recently acquired ValidSoft Ltd.  Validsoft provides strong authentication and transaction verification capabilities, which allow organizations to quickly implement solutions that protect against the latest forms of credit and debit card fraud, on-line transaction and identity theft.  This acquisition combines Validsoft’s advanced proprietary software with what we believe is a superior telecommunication platform to create a leading electronic fraud prevention total solution.

We believe the ValidSoft solution can save  US banks significant time, energy and “zero-liability” funds in connection with credit and debit card fraud. ValidSoft has successfully completed trials with two major banks and is in advanced discussions with leading global payment processors, international banks and credit card providers. Validsoft was recently awarded the European Privacy Seal from EuroPrise, underscoring the prudent set-up of its systems as to privacy matters. Revenues generated from the ValidSoft business are expected to become our highest margin contributor.

MVNE/MVNO

Since 2006, significant investments have been made in mobile enabling services and platforms. We invest and operate as a full Mobile Virtual Network Enabler (MVNE), offering MNO’s various parts of the back office network including core network, messaging platforms, data platforms and billing solutions.  As a result, we are positioning ourselves as the MVNE partner of choice for the larger, global MNO’s, and a one-stop convergent solutions provider for specialized MVNO customers.

The first revenues from these mobile services began during the fourth quarter of 2008 with T-Mobile in the Netherlands and with Vizzavi (a subsidiary of Vodafone group) in Spain during 2009. Currently we have 6 MVNO’s running on our platforms in The Netherlands and Spain, and are rapidly expanding our geographic service areas.

Currently we are negotiating agreements with various MNO’s and MVNO’s in numerous countries in order to realize our strong growth objectives, both in revenues and margin improvement.

Landline Outsourced solutions

At the base of our advanced mobile services, and currently still the largest revenue contributor, is our landline services, which we offer in nine European countries and Bahrain. These services are provided by operating a switch-based telecom network with national licenses and direct land line interconnects with the Incumbents/National Telecom Operators. Together with our centrally operated and managed IN-CRM platform, we offer geographical, premium rate, toll free, personal, nomadic and Voice over Internet Protocol (“VoIP”) services to our primarily business customers.  We position our customers as if they are a fully networked telecommunications company themselves by providing them with the tools and resources necessary to manage their businesses, particularly the telecommunications segment, as an integrated component of their overall offering.

Network

Landline and Mobile Network

Our network is based on landline and MVNO telecommunications licenses, mobile access agreements and network interconnections. Our geographical cross-border footprint, established through existing relationships with national telecom incumbents, is well positioned for international traffic because we have established our own facilities-based infrastructure on two continents. Currently, as a fully licensed carrier, we are interconnected with incumbents in the Netherlands (KPN), Spain (Telefonica), Austria (Telekom Austria), Belgium (Belgacom), Switzerland (Swisscom), Italy (Telecom Italia), the United Kingdom (BT) and Bahrain (Batelco). Through partners, we have access to interconnections in France, Germany, Poland, Finland, Sweden, Norway and Ireland.  For our premium rate services we added to our national interconnect with KPN a direct connection in the Netherlands with the mobile operators Vodafone and T-Mobile.

For our mobile services we need, in addition to the landline interconnections and switch facilities, mobile access coverage. In 2008 we entered into our first MVNE agreement with T-Mobile/Orange in the Netherlands where in 2010 we were servicing six of our own MVNO’s. In 2009 we were awarded an MVNE agreement with Vizzavi (a subsidiary of the Vodafone group) of Spain, and provide managed services for their MVNO portfolio, to be followed by the hosting of our own MVNO’s.

In order to reduce the investments required for our MVNO’s, as well as increase our flexibility and depth of mobile service offerings to MVNO’s and MNO’s, we operate as a full MVNE; meaning that we procure, integrate and operate the relevant mobile components, including core network, application platform, subscriber management and MVNO billing and CRM.

Network Operations Center (NOC)

Our global 24/7 Network Operations Center is located in Guangzhou, China and monitors all landline, data and mobile traffic throughout our global clear bandwidth and IP network.

Proprietary Software Technology

ET’s Business Operating Support System (“ET BOSS”)

▪
To maintain flexibility and allow for growth, we have chosen to develop our own proprietary software and systems including: 1) a fully integrated rating, mediation, and provisioning CRM and billing system for multi-country and multimedia use, and applications, and 2) an advanced Infitel IN platform.

▪
Our internally developed customer provisioning, rating and billing system, also known as “ET BOSS”, ensures proper support for all of our services.  Further, the reliable data provided by the ET BOSS system is the basis for customer satisfaction(?). We believe our network and system platforms are able to handle the high demands of national incumbents and other telecom operators on our globally interconnected network. The key component of our business strategy is the fully automated capturing and recording of any event on our global network through a standard Call Data Record, or CDR.  CDR’s are globally recognized and accepted by all of our suppliers and customers because of their high quality, reliability and consistency. As a result, on a real time/on-line basis, we believe our billing engine provides reliable inter-company payment overviews, and will continue to do so as we develop and implement our global network.

▪
The core modules have been designed to address all of our major business processes, and those of our  partners in such a manner that the state of the art flexibility, level of integration and dynamic feature set ensures rapid and low-cost deployments. The core modules and their sub-modules include amongst others:

▪	Billing; (dynamic) rating management, bill mediation, invoicing and automatic payment script generation

▪	Payment; credit card, direct debit, Paypal etc. enabled functionalities

▪	Provisioning; switches, HLR, porting

▪	Self Care; mobile, carrier(pre)select, premium rate & toll free services

▪	CRM ; trouble ticketing, customer management, provisioning

▪	Sales & Marketing; prospect management, sales management, analysis tools

▪	Revenue Collection Assurance; end-user credit management, credit control, fraud management, routing analysis

▪	Control; dashboard overview, reporting, quality analysis, quality control

The sub-modules are unique and tailored to local situations.

Infitel Suite - IN Platform

In order to achieve real time session control, rating and charging, telecom value added applications as well as improved enrichment of data generated in and passing through our networks, we have acquired the carrier grade next generation IN (Intelligent Network) platform “Infitel”, including the source code and trademark. We own and develop this platform, thereby ensuring the flexibility and integration we strive for in and between all our software and network components.

Inficore is the core of the IN platform, defines the framework, administrative modules and SLP (Service Logic Processor) that runs the scripts (call flows) created with Infiscript.

Infiscript is the SCE (Service Creation Environment) this is a graphical suite with which the call flows and business logic can be developed and compiled to be distributed to running Inficore environments.

Infitel Suite comprises the applications and call-flows that are running on top of Inficore and that have been created with Infiscript, customized SIBs (C++ core code) and stored procedures.

The Infitel Suite comprises amongst others the following value added services:

▪	Intelligent Call Routing, Service Numbers

▪	Universal Prepaid (Residential, Phoneshop, Reseller)

▪	Flexible Number Portability

▪	EasyVote (Televoting)

▪	VPN/CUG

▪	Advanced Call Completion

▪	NJoy-Dial

▪	Personal Call Manager

▪	Advanced Business Communication

▪	Zonal Call Manager

ValidSoft  - Fraud Prevention and Security Software Solutions

In 2009, we  began investing and developing the integration of our systems into those of (at that time still) joint venture partner ValidSoft, in order to be able to offer a full fledged security solution over mobile networks. These investments in development were part of our overall strategy to becoming a leading player in the area of “Customized Mobile Solutions”.

ValidSoft, as a software engineering company, has made significant investments in intellectual property in processes and software pertaining to Intelligent Identity & Transaction Verification, and is considered to have developed thought leadership in countering electronic fraud. The essence of the ValidSoft product suite is in providing Card-(not) Present fraud prevention, on-line Banking fraud prevention, Strong Mutual Authentication (multi-channel), Transaction Verification (Out of Band – OOB), Identity Verification and Non-Repudiation.

The main components of the VALid® product suite are:

▪           VALid-IVR is the Real-Time Interactive Voice Response (IVR) Internet, Phone Banking and Call Center mutual authentication and transaction verification solution providing a holistic multi-channel approach to fraud prevention. VALid-IVR provides outbound and inbound telephony all with configurable Transaction Verification. VALid-IVR integrates with Text-To-Speech (TTS), Speech Recognition and Voice Biometrics functionality, providing a seamless and intuitive customer experience while delivering the most secure and functionally rich authentication capability available.

▪           VALid-SMS is the Store-and-Forward based protocol that provides Standard, Premium and Flash based messages, all with configurable Transaction Verification. Though SMS does not provide the multi-channel capability and real-time conversational functionality of voice services, it is a simple delivery mechanism for alerts, OTP’s (One Time Passcodes) and lower priority messages, and provides a migration path strategy for organizations wishing to extend their existing SMS based solutions.

▪           VALid-SVP stands for Speaker Verification Platform and is the biometric voice verification capability of the VALid® platform. The VALid-SVP solution is based on a completely modular, plug-in based architecture that allows organizations to integrate their existing or preferred biometric engines into the VALid® framework. VALid-SVP supports text-dependent, text-independent and conversational voice verification models, all deliverable over multiple electronic channels. ValidSoft’s own biometric voice verification engine is based on Alize, a state-of-the-art speaker verification platform developed in the European Union.

▪           VALid-TDS is the Transaction Data Signing capability of VALid®, crucial in the provision of Non-Repudiation for Internet based financial transactions. VALid-TDS cryptographically ties the One Time Passcode (OTP) to the underlying transaction, as distinct to a randomly generated OTP. This enables the underlying transaction detail to be determined through the code, critical in proving or disproving transaction repudiation.  VALid-TDS also interoperates with external tamper evident stores, storing the encrypted transaction data, authentication details and real-time call recording for further use in Non-Repudiation.

▪           VALid-POS® is the Card-Present fraud prevention solution from ValidSoft. VALid-POS® targets one of the fastest growing fraud threats; card skimming. VALid-POS® combines the functionality of VALid’s real-time Out-of-Band transaction verification capability with proximity based mathematical models that assists banks in determining whether the genuine customer is conducting the card-based transaction. Where in doubt, VALid® can contact the customer and resolve the potential threat in real-time, providing massive advantages to bank and their customers alike.

▪           VALid-ARM stands for Advanced Risk Management and provides organizations with a suite of tools to enhance their fraud prevention capability and increase the effectiveness of their risk management function. Included within VALid-ARM is the Risk Adjusted Rules Engine (RARE), real-time alerting, Panic-PIN, advanced voice analysis techniques such as voice pattern analysis and VALid’s proximity correlation tool VALid-POS.

▪           VALid-TTS - The pluggable Text-to-Speech option that can run in parallel with a WAV based voice service or replace it completely. VALid-TTS enables organizations to apply Transaction Integrity Verification (TIV) to totally dynamic data such as individual or company names and address information.  A classic example of a manual transaction that could be enabled for the web is an Address Change, where VALid-TTS would be used to perform the TIV function on the actual address detail.
▪           VALid-VPN - The Virtual Private Network client that allows users to gain secure remote access to an organization’s protected network. Remote network access is becoming a greater issue for many organizations through the growth of home working, remote workers, extended enterprise and disaster recovery and business disruption planning. VALid-VPN supports most of the major remote access solution providers, including Citrix, Juniper, Checkpoint and Cisco.  The VALid-VPN solution has been designing as a generic solution enabling simple, low-cost integration into additional remote access technologies and providers, should this be necessary.
▪           VALid-ISA - VALid’s ISA integration provides secure access to applications accessed through ISA, e.g. Microsoft OWA. Currently many companies disallow remote access to ISA hosted applications (e.g. OWA) due to security concerns. VALid-ISA solves this problem and, through its zero client-footprint model, enables instant wide scale distribution.  VALid-ISA also enables one secure point of access to any number of web based application sitting behind ISA.

▪           VALid-FOB (Disconnected Model) – The mobile phone or PDA based VALid® client option for customers who may not have regular access to a telecommunications signal, either mobile or landline, but who do have access to the Internet. VALid-FOB is a J2ME (Java) based application that can be downloaded to the mobile phone or PDA and be used to provide Authentication, Mutual Authentication and Transaction Data Signing functions in contingency situations.

Products and Markets

Full MVNE

We are positioning ourselves as a complete MVNE with our own integrated platforms, switches and network capabilities for back-office and customer interaction solutions. The back-office services range from provisioning and administration to Operation Service Support (“OSS”) and Business Service Support (“BSS”) running on our global IN/CRM/Billing platform “ET BOSS”. Our “ET BOSS” platform is designed to provide an all-in-one solution for both the traditional MNO’s: (i) the operators of vast Antenna Networks and (ii) managers of wireless spectrum granted through licenses by national governments, as well as for MVNO’s.  MVNO’s are generally fast-moving sales and marketing companies reselling refocused, re-priced, re-bundled and repackaged mobile telecom services. We partner with MNO’s to bypass their legacy systems to profitably accommodate these wholesale MVNO customers with service levels and applications that satisfy the instant service flexibility, and pricing capability that MVNO’s require to specifically address their  niche markets.  At the same time, we can offer additional market share to MNO’s by marketing and contracting our own range of MVNO’s that look for the very specific capabilities that our mobile service delivery platforms may offer. Bundled together with attractively priced wholesale airtime packages provided by our MNO partners, our MVNO’s are positioned to run their operations effortlessly without the technical and financial burden associated with the development, maintenance and ownership of their own mobile network, while at the same time focusing on sales, marketing and distribution and the application of all elements required to be successful in these rapidly evolving consumer markets.

These in-depth MVNE (Mobile Virtual Network Enabler) platform services are now fully operational in The Netherlands as of the end of the third quarter of 2008 and operational in Spain since June 2009.

 For companies that aspire to enter the mobile telephone market, the MVNO business model is attractive because it eliminates the expenses associated with establishing and managing a mobile network of their own.  The initial capital expenditures required to enter the field are very low, as are the corresponding operational costs. Traditionally MNO and MVNO propositions required substantial capital and operational expenditures and attention to multiple technical components. Our business model offers a solution for MVNO’s, which allows them to concentrate on sales and marketing, and which allows MNO’s to cater to often smaller, niche market MVNO’s without the cumbersome burden of their legacy systems and other resources, which are not designed to efficiently service such wholesale customers.

 In addition to more traditional voice and SMS services, we are focusing our MVNE platform on wireless data services, content, applications and E-commerce. The traditional voice services of MVNO’s are likely to be marginalized over time and will follow a similar price erosion pattern as landline telecom services. Therefore, it is unlikely MVNO’s will be able to effectively compete over time without value-added services. Moreover, the emerging market of 3G/3.5/4G mobile services, including WIFI, WIMAX and LTE, create great opportunities to attract new subscribers with new and improved business models.  Mobile devices are an effective medium to communicate commercial messages to subscribers, especially if supported by proper customer profiling tools in combination with our IN/CRM/Billing platform “ET BOSS”. Mobile messages can be personalized per subscriber becoming contextually relevant, and thereby migrate from being perceived as intruding advertising to meaningful information, segmented within the client base or just to be used as a mass communication means. A mobile device is one of the most personal communication tools to connect with and stimulate customers, thus an MVNO channel might offer excellent opportunities to a variety of companies with a non-telecommunication core business, such as fast moving consumer goods companies looking to expand and broaden their markets, while at the same time creating focused marketing communication channels with their existing customer bases, providing these contextual services that, we believe, will be perceived as adding value to communications. We are well positioned to provide such market entrants with a one stop, full service and instantly available platform to effectively cater to these markets, and thereby support any application that might help our customers to quickly offer a truly differentiating service into the marketplace. We believe that many new business models, especially within Security, Logistics, Heath Care and Banking, will become viable through a networked environment, thereby helping such businesses to enter such models without having to go through yearlong learning cycles to understand, master and manage all the relevant technologies. We are positioning ourselves as the enabling partner for all these new entrants, whereby we will cover all these elements on their behalf, coach and guide them and deliver all the tools these future business partners may require to drive these new business models successfully.

 Through an integrated platform built around our network we offer our customers a turnkey solution for both pre-paid and post-paid mobile services, as well as more traditional landline telecommunication services like toll free, shared cost and premium rate services, supported by content & payment provisioning systems.

 Our global network enables our customers to distribute all their information in a fully managed environment that we believe is more secure than the Internet. Together with a fully integrated back office system, we are opening up these networked platforms to our B2B customers, providing them with an efficient and effective tool designed to substantially improve their productivity. Additionally, through a customer friendly, web-based interface, our customers may run these networked delivery platforms as if they were their own. This feature will allow our B2B customers to see mobile, landline, Internet, WiFi, WiMax and local, regional or multi-country, as just one integrated network, with all of the advantages of one single network interface, centralized customer recognition and financial controls.

With the support of our back office system combined with our integrated “ET BOSS” system, we believe our B2B customers have all the necessary tools to create their own virtual telecom business environment; thereby enabling our customers to recognize and serve their own clients, employees, partners or affiliates through any device, at any place and at any time. Our vision is that access to our global network will revolve around our central data and information base, which will allow our customers to provide their clients with worldwide access authorization to our services through a familiar interface and/or workplace, preferred format and language.

As a consequence of the above, we are positioning ourselves as the preferred telecom outsourcing partner to all of our B2B customers. These long term business partners include a wide variety of marketing organizations and content providers who fundamentally require telecommunications services to drive their own revenue and growth, and as a necessary element of their overall product, market and distribution offering. We empower our partners as if they are a fully networked telecommunications company themselves, by providing them with all the tools and resources necessary to manage their businesses, particularly the telecommunications segment, as an integrated component of their overall offering. Additionally, and for many reasons both strategic and financial in nature, we see an increasing interest by other telecom companies to partner with us to easily expand their geographical footprint or services offered, without first having to commit to substantial telecom and IT related capital and operational expenditures.

Customized Mobile Solutions – ValidSoft Fraud prevention and security solutions

The essence of the ValidSoft product suite is in providing:

■            Card-Present fraud prevention and resolution – Card Skimming is one of the fastest growing fraud threats. In the UK, this type of fraud in 2007 accounted for over half a billion pounds, and in the US, a leading research company is predicting that the cost of plastic card fraud will rise from 25 basis points to over 150 basis points over the next 12 to 18 months. VALid-POS combines the functionality of VALid’s real-time Out-of-Band transaction verification capability with proximity based mathematical models that assists Issuing Banks in determining whether the genuine customer is conducting the card-based transaction.  Where in doubt, VALid® can contact the customer and resolve the potential threat in real-time.

▪           Card-not-Present fraud prevention and resolution – Card-not-Present fraud, i.e. fraud associated with online retailing, is a significant problem worldwide. The vast majority of this type of fraud involves the use of card details that have been fraudulently obtained through methods such as skimming, data hacking or through unsolicited emails or telephone calls. The card details are then used to make fraudulent card-not-present transactions, most commonly via the Internet. As the number of Internet retailers has grown, fraudsters have increasingly targeted the online shopping environment. The global cost of this type of fraud is estimated at over $5 billion globally. VALid-POS combines the functionality of VALid’s real-time Out-of-Band transaction verification capability with proximity based mathematical models that assists retail providers in determining whether the genuine customer is conducting the online transaction. Where in doubt, VALid® can contact the customer and resolve the potential threat in real-time.

▪           Online Banking fraud prevention – Online banking fraud is a significant threat to the take-up of online banking worldwide. Fears concerning the safety of this type of banking transactions prevent banks from realizing the massive cost savings provided by self-service online banking. Globally less than 50% of internet users bank online and security fears remain the primary inhibitor of take-up.  VALid’s real-time Out-of-Band strong mutual authentication and real-time transaction verification enables the bank to apply a real-time dynamic rules engine to identify anomalies and to contact the customer and verify the transaction in real-time.

▪           Strong Mutual Authentication (multi-channel) – the need for the customer to know that the bank is genuine is just as important as the need for the bank to know that it is transacting with the genuine customer - this is essential in terms of fostering consumer confidence, the lack of which is the single most significant deterrent in terms of the adoption of online commerce. This is termed “Mutual Authentication” and VALid® has one of the most intuitive and strongest forms of Mutual Authentication available;

■           Transaction Verification (Out-of-Band – OOB) – even if both parties to a transaction are genuine there is no guarantee that the transaction will not be corrupted. A “Man-in-the-Middle” or “Man-in-the-Browser” attack will succeed no matter how strong the authentication process. Therefore banks need Transaction Verification. Most banks monitor transactions to identify anomalies. When an exception is detected, banks for the most part rely on a manual process of contacting the customer by phone to verify the legitimacy of the transaction – this is expensive and also prone to security risk itself as the customer is forced to reveal security credentials to unknown third parties. VALid® addresses this issue since it has the ability to verify the integrity of transactions in real-time and in a totally automated manner over a separate telecommunications channel. Real-time OOB Transaction Verification is regarded by Gartner as the only effective way to protect the integrity of a transaction carried out on the Internet.

▪           Identity Verification – In mass market and extranet situations, service providers are struggling to find a solution that does not require the distribution of hardware devices yet provides strong authentication and transaction verification in a cost effective and convenient manner. It is likely that going forward service providers will be expected to comply with increasing regulation in this area. ValidSoft, through its telephony based architecture enables service providers to implement the strongest form of mutual authentication and transaction verification available. Designed specifically for mass markets and extranet situations, VALid® combines ease-of-use, cost effectiveness and strong security, from challenge response up to and including conversational voice biometrics, to ensure that service providers can verify to non-repudiation level if required, the verification of identity of both internal employees, external contractors and customers who may have access to sensitive material and also conduct transactions electronically.

■          Non-Repudiation – PKI (Digital Certificates), long regarded as a form of Non-Repudiation is now vulnerable to Man-in-the-Browser attacks. This means that PKI can no longer guarantee the integrity of transactions and therefore can be challenged in a Court of Law where PKI is presented as a case for Non-Repudiation. VALid® has been designed to address the issue of Non-Repudiation through its multi-layered approach, which includes elements such as: Transaction Verification; Transaction Data Signing (cryptographically linking a One Time Passcode to the underlying transaction); Voice Biometrics (or OOB challenge/response); Customer Authorization (Voice Recording) and Geometric Transaction Analysis, to achieve the highest level of non-repudiation capability, presented to the customer in an intuitive and easy-to-use manner.

■          Business Enabling – financial institutions cannot leverage the full power and cost effectiveness of the Internet as a Business Enabling/Self-Service medium because of security concerns. Certain transactions requiring branch or telephone banking, or the completion of paper-based forms with signatures (e.g. Address change), are considered too high risk for Internet deployment, and as a consequence these transactions continue to be processed manually resulting in high cost, inefficiencies, poor quality data and customer inconvenience. VALid®, through the combination of OOB Strong Mutual Authentication and Transaction Verification, provides the capability to securely automate today’s manual processes resulting in: dramatic cost savings; customer empowerment; increasing the consistency, accuracy, timeliness and security of transactions; and creating competitive advantage through market differentiation.

Landline network outsourcing services

Even though the majority of our investments in the past years have been in (mobile) software development,  mobile related acquisitions and implementing MNO’s and MVNO’s, our largest revenue stream is currently still generated by our traditional telecom services like Carrier Select and Carrier Pre-Select Services, and Toll Free and Premium Rate Services. These services formed the basis and gave us decade-long experience as an outsourcing partner in the field of telecommunications services managed by our propriety Intelligent Network/Customer Provisioning Management/Billing platform. This platform has always been designed to put our customers, who purposely chose to outsource their telecommunication requirements to a specialized company like us, in control: our customers can work with our technology and our delivery platforms as if these are their own. We empower and likewise facilitate our customers  to harness, to manage and to fully apply the power of some of the most powerful mobile/landline delivery systems in the world through a web-based self care user friendly interface, without the need to initiate, install, fund, operate and support those global systems on a 24/7 basis.

Business and Growth Strategy for 2010 and Beyond

Elephant Talk is actively seeking additional MNO partners that understand the symbioses between a mobile network operator and an applications-focused enabler that brings the right services in the right format through a secure delivery platform within reach of all business customers that may require such services as part of their overall market and product strategy. We believe that over the next couple of years MNO’s will proactively seek partners like our company, as it will be the preferred way to successfully expand from retail focused markets to wholesale markets, thereby more effectively using the capacity of their core antenna networks and spectrum capabilities.

Especially in markets where direct retail customer penetration reaches 80% plus levels, MVNO’s can enhance bring market penetration and network usage levels. However, only if these MVNO’s are capable of bringing significantly differentiated service bundles into the market place - reflecting the specific requirements of individualized communities - will they be less vulnerable to what has been undermining the MNO’s basic business models: churn. Most important to an operator’s success is to understand that a uniquely serviced community far outweighs the pricing alone of any basic underlying service.

The growing importance of converging services is an area where we see excellent possibilities to combine our decade long in-depth experience in landline services with our sophisticated mobile delivery platform. This will support both our MNO as well as our MVNO customers to bring newly bundled services into the marketplace through a single device that is capable of using landline, IP, mobile, and wireless connectivity for any voice, data and multi-media application. All this will be provisioned and managed through one single customer account and one integrated bill that is supported by any relevant payment mechanism.

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

 Most of these new business models, driven by customized mobile services, will be created and operated by independent third party application providers that may be directly or indirectly connected to mobile service delivery platforms like our MVNE platform. In areas we see attractive opportunities to create, operate and market such services ourselves, we may actively invest in such developments or may acquire other companies that already have developed such applications. A good example of such a service is the fraud prevention application that ValidSoft offers, the company recently acquired by us.

Growth in Partnerships

 As a result of the convergence of information technology and telecommunications solutions, our involvement with various partners has increased.  On the supply side, we work with dozens of other carriers and content providers to either originate or terminate our traffic around the globe. On the customer side, resellers have evolved from indirect channels to true partners bringing specialized market knowledge, customer focus and a geographical reach to its activities.

 As a key element of our low-cost and fast deployment strategy, we make use of partners in all layers of our distribution platform. Our partners typically come from the following disciplines:

Landline Network Interconnect Partners

 As a fully licensed telecommunications carrier, we are entitled to be interconnected with a variety of incumbent operators and cable companies as well as more recently established telecom providers in over a dozen countries that provide both network origination and termination, mostly at regulated costs.

 Mobile Network Partners

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

 Content & Customized Mobile Services Partners

 These partners can have a dual purpose whereby they are both a supplier as well as a marketing client. Essentially Content and Customized Mobile Services Partners provide a broad array of content and services available for distribution through our mobile and landline networks which are then promoted and sold by a variety of our marketing partners.  However, at the same time we may also generate revenue from such Content and Customized Mobile Services Partners by providing them with all of the tools required to exploit and promote their content and services through our delivery platforms.

 Roaming & LCR Wholesale Origination/Termination Partners

 Our network is connected to over a dozen wholesale partners that work together on a commercial basis to provide each other with “Least Cost Routing” and roaming capabilities to globally originate and terminate landline and mobile calls at the best possible cost/quality levels.

Management and Personnel

During 2009 we further strengthened our organization in order to prepare ourselves for our current operational and revenue growth strategy, especially in the area of mobile services, by strongly increasing the number of engineers and software developers to expand our VoIP, Intelligent Network Platform, and Billing-CRM capabilities. In addition some increases were made in the support and project management departments.

In addition to our corporate management staff, as of December 31, 2009, we employed 85 employees. We have retained, on a long term basis, the services of 27 independent contractors. We consider relations with our employees and contractors to be good. Each of our current employees and contractors has entered into confidentiality and non-competition agreements with us.

 At the same time management is attempting to improve the internal structure of the organization in order to realize a fully integrated organization. This will have to be achieved not only on a corporate level but also in the financial, technical and operational departments of the Company in order to implement new services, connectivity in new countries, and additional capacity.

Competition

We experience fierce competition in each of the market segments in which we operate.

Traditional Telecom Services

In all segments where we offer traditional telecom services like carrier (pre) select/dial around/2-stage dialing services, premium rate and toll free services, we encounter heavy competition. Our stiffest competition comes from each of the incumbent telecom operators such as BT, France Telecom, KPN, Telefonica, Telecom Italia and Telekom Austria. The strongest price competition usually comes from smaller, locally established and/or regional players, although newer Pan-European carriers like Colt Telecom position themselves as aggressively priced competition.

 Mobile Services

 We face competition from other MVNE’s, as well as from the traditional MNO’s.

 An average MNO may have a few dozen technology suppliers; each may deliver a part of the overall network, switching, control and administrative systems comprising a mobile carrier’s infrastructure to service millions of retail customers. Likewise, many companies are aiming to become a vendor/partner of a MNO in order to assist the MNO to better service their wholesale business towards MVNO’s. Some companies try to achieve this by selling various core components as a more traditional vendor: stand alone switching systems, billing systems, CRM systems, Intelligent Network systems, etc. Examples of our competition in this market are companies like Highdeal, Comverse, Geneva, Amdocs and Artilium. In such cases the MNO often contracts with a system integrator like Cap Gemini or Atos Origin to help them to integrate all these components into effectively working systems. Recently, more and more of these system integrators not only position themselves anymore as onetime integrators, but they are also looking to assume the role as an on-going service providers, keeping (part of) the system up and running on behalf of the MNO; examples are Cap Gemini, Atos Origin, EDS, Accenture, and IBM. Likewise, various vendors themselves assumed such roles of managing and operating the systems they supplied. As such, we also face competition from traditional telecom infrastructure companies like Nokia-Siemens, Ericsson and Alcatel.

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

 Being positioned for many years as an outsourcing partner for other businesses that require telecoms as a part of their overall service offering, we believe we can assist MNO’s to simplify and streamline these outsourced system requirements. One of the key elements in our offering in landline telecommunications has always been that all network, switching, control and administrative elements would function within one system, and that our B2B customer would be able to self-manage such system through an easy to use web based interface. In designing its MVNE platform, our company has kept the same philosophy in place. As a result, a MNO would only require one managed service provider to fully offer any possible service requirement any type of MVNO may have. We therefore believe that we not only eliminate an intense and costly vendor management role, but at the same time offer flexible, superior service levels at a much lower operational cost.

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

Fraud Prediction & Prevention Services

Our current (ValidSoft) Fraud Prediction & Prevention Services face competition from Authentify, Strikeforce, Finsphere, Tricipher for Out-of-Band (OBB), RSA, VASCO and others for Tokens, and Verisign and others for Digital Certificates.

ValidSoft’s products combined with the Elephant Talk’s advanced telecommunications platform we believe combine the complementary strengths which results in a state of the art and currently one of a kind total solution in payment card (debit and credit) fraud prevention.

More in particular for the ValidSoft part, VALid® combines strong authentication and transaction verification to counter not only the more traditional attacks, but also the latest in session hijacking (Man-in-the-Middle, Man-in-the-Browser) through its Transaction Integrity Verification (TIV) model. Alternative two factor authentication solutions such as hardware tokens are vulnerable to these types of threats. These vulnerabilities exist due to a number of issues and weaknesses.  VALid® provides flexibility in allowing banks to authenticate at both the session and transaction level, with the device, protocol and even authentication behavior completely configurable. Use of the customers’ existing telephony devices, ensures complete interoperability between multiple banks, while providing the necessary branding through the use of the individual bank’s voice scripts. As VALid® supports remote access in a number of ways it operates in exactly the same manner for internal enterprise access. Managing conventional Two Factor authentication systems that use physical tokens carry significant overheads, such as the end user token distribution process (including retrieval and replacement), synchronization issues and time sequencing problems. Managing these tokens is also cumbersome as in some cases a master token must be used before an administrator can de-activate a token. VALid® does not have these issues and provides banks with the added benefit of a significant lower Total Cost of Ownership whilst dramatically improving security levels. A user can be added to the system using an intuitive web based system resulting in near real time for activation or deactivation.

Legal structure of the company

The following chart illustrates our company’s corporate structure as of December 31, 2009.

ETC, Inc.
USA
100%
ET Europe Holding BV
Netherlands
100%
ET Global Holding BV
Netherlands
100%
ET Limited
Hong Kong
100%
ETC France SAS
France
100%
ETC Holding AG
Switzerland
51%
ETC PRS U.K. Ltd
UK
100%
Moba Consulting Partners B.V.
Netherlands
99,75%
ETC Luxembourg S.A.
Luxemburg
0,25%
0,25%
99,75%
ET Business Services W.L.L.
Bahrain
50.54%
ET ME&A FZ- L.L.C.
Dubai
100%
ETC, SLU
Spain
100%
ET Mobile Services BV
Netherlands
100%
ETC Austria GmbH
Austria
51%
ETC Premium Rate Services Netherlands BV
Netherlands
100%
Vocalis Austria GmbH
Austria
100%
ETC Italy SRL
Italy
100%
ET-STREAM GmbH
Switzerland
100%
ETC Carrier Services GmbH
Switzerland
100%
ETC Carrier Services GmbH
Branch Netherlands
100%
ETC Europe GmbH
Switzerland
100%
ETC Schweiz GmbH
Switzerland
100%
ETC Schweiz GmbH
Branch Belgium
51%
ET ME&A (Holding) W.L.L.
Bahrain
100%
ET ME&A (Holding) Jordan L.L.C.
Jordan
99%
ET Bahrain W.L.L.
Bahrain
100%
ET Caribbean BV
Netherlands
100%
ET Guangzhou IT Ltd.
China
51%
ET UTS NV
Curaçao

In 2007, our company grew as a result of the acquisition, effective January 1, 2007, of Elephant Talk Communication Holding AG (formerly known as “Benoit Telecom Holding AG”) by Elephant Talk Europe Holding B.V.(the “Benoit Acquisition”). Please see “Benoit Acquisition” below, for an overview of this transaction. In addition to the Benoit Acquisition, on June 1, 2007, we acquired a French entity: 3U Telecom SrL, from 3U Telecom AG, a German company. The name of this entity was subsequently changed to Elephant Talk Communications France S.A.S. (“ET France”). As a result of the preceding acquisitions, our corporate structure and breadth of operations significantly expanded.

In addition to the aforementioned acquisitions, we incorporated three new companies in 2007. On May 24, 2007 we established Elephant Talk Global Holding B.V (“ET Global”), a 100% Dutch subsidiary of ETCI. We created ET Global to act as the holding company for several of our worldwide subsidiaries. On October 21, 2007 we incorporated Elephant Talk Business Services W.L.L. (“ET Business Services”), a Bahrain based company, to act as an intra-group service provider outside Europe (Elephant Talk Communication Carrier Services GmbH performs this activity within Europe). On December 27, 2007 we formed Elephant Talk Communications Luxembourg S.A. (“ET Luxembourg”) to initially focus on providing payment collection services for other group companies. On March 20, 2008 Elephant Talk Caribbean BV was incorporated in the Netherlands as a 100% subsidiary of Elephant Talk Global Holding B.V. The purpose of this subsidiary is to act as the joint venture partner of United Telecommunication Services N.V. in the entity ET-UTS NV. ET-UTS NV was incorporated in Curacao, the Netherland Antilles, on April 9, 2008 as a 51% subsidiary of Elephant Talk Caribbean B.V. with the remaining 49% owned by our joint venture partner United Telecommunication Services N.V. The total issued capital amounts to one hundred thousand dollars ($100,000.00). The purpose of ET-UTS NV is to design, install, maintain and exploit WIFI and WIMAX networks in the Caribbean area and Surinam.

On August 14, 2008 we changed the name of Cardnet Clearing Services BV, a wholly-owned affiliate of Elephant Talk Europe Holding BV, to Elephant Talk Mobile Services BV. This company’s primary objective is to act as our vehicle to contract Mobile Virtual Network Operators in the Netherlands. On August 20, 2008 Elephant Talk Europe Holding BV signed an agreement for the acquisition of 100% of Moba Consulting Services BV.  The effective date of the transaction was September 1, 2008 at an acquisition price of €1.00 plus 50,000 of our stock options. We acquired Moba Consulting Services BV to obtain expertise and manpower for certain aspects of the implementation of the Mobile Virtual Network Operators on our platform.

Benoit Acquisition

On January 17, 2005, we entered into a Memorandum of Understanding with Beltrust AG, a corporation organized and existing under the laws of Switzerland (“Beltrust”), to acquire all of the issued and outstanding shares of Benoit Telecom Holding AG, a corporation organized and existing under the laws of Switzerland (“Benoit Telecom”). Benoit Telecom is a European-based telecom company. On November 17, 2006, we executed an Agreement of Purchase and Sale (the “Beltrust Agreement”), with Beltrust and Elephant Talk Europe Holding B.V. (“ET Europe”), a corporation organized and existing under the laws of The Netherlands, and our wholly owned subsidiary, providing for the purchase and sale of all of the issued and outstanding shares of Benoit Telecom by ET Europe. Pursuant to the Beltrust Agreement, ET Europe agreed to purchase from Beltrust all of the 100,000 issued and outstanding shares of Benoit Telecom, in exchange for a) cash payment of $6,643,080 and b) 40,000,000 shares of our common stock.

ITEM 1A.  RISK FACTORS

Risks Related to Our Company

Our substantial and continuing losses, coupled with significant ongoing operating expenses, raise doubt about our ability to continue as a going concern.

We have incurred net losses of $17,299,884 and $16,015,359 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had an accumulated deficit of $62,335,076 which has resulted in our need to raise capital via a private placement offering in 2009 and subsequent bridge loans in 2010. In 2009, through this offering $12.3 million gross was raised, with $6.08 million from related parties.

Such losses will continue during 2010 due to ongoing operating expenses in new Mobile services and a lack of revenues sufficient to offset operating expenses plus the need to fund the future development to satisfy our potential customers’ needs. We have raised and continue to raise capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involve considerable expense, and will continue to do so provided market conditions allow us.

In our present circumstances there is substantial doubt about our ability to continue as a going concern absent significant sales of our products and telecommunication services, or the sale of our securities.

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

We currently derive a large part of our revenue from the premium rate services business activity.

Although our revenue mix is changing and our new Mobile services are improving operating margins, the premium rate services still remain the key driver of revenue for the company. If significant changes occur in market conditions pertaining to this type of service it could have an adverse impact on our business, results of operations and financial condition.

We have recently shifted our business strategy, and we may not prove successful in our new focus.

In 2006 we began to expand our focus from the market of landline telecommunication services to mobile telecommunication and system services, including substantial increases of investment in software engineering, systems integration and mobile components. We have limited experience in these areas, therefore we may not be able to enter and compete in these markets, or achieve profitability.

We did not maintain effective financial reporting processes due to lack of personnel and technological resources.

We have a small number of employees dealing with general administrative and financial matters as well as with matters relating to the reporting requirements of the Securities Exchange Act of 1934. This constitutes a weakness in our internal controls over financial reporting.

At present, our ability to rectify the weaknesses relating to our internal controls over financial reporting is limited due to budgetary constraints. If we cannot rectify these material weaknesses through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Management is implementing possible improvements to internal controls, and compensating controls, and this focus will require management from time to time to devote its attention away from other planning, oversight and performance functions.

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

The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our profitability or the industry generally. Technological developments may reduce the competitiveness of our networks and our software solutions and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate anticipated revenue from such services.

Disruptions in our networks and infrastructure may cause us to lose customers and incur additional expenses.

To be successful, we will need to continue to provide our customers with reliable and timely service over our networks. We face the following risks to our networks, infrastructure and software applications:

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

We strive to broaden our solutions offerings as well as to increase the volume of voice, data and media traffic that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services.  We recently acquired ValidSoft and we may pursue additional acquisitions in the future to further our strategic objectives. Acquisitions of businesses and customer lists involve operational risks, including the possibility that an acquisition may not ultimately provide the benefits originally anticipated by management. Moreover, we may not be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating technologies and solutions, in migrating customer bases and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Therefore, successful integration may not occur in light of these factors.

Uncertainties and risks associated with international markets could adversely impact our international operations.

We have significant international operations in Europe and to a lesser extent in the Middle East and the Far East. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate, obtain access to local transmission facilities on economically acceptable terms, or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks.

Because a very significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could adversely affect our (reported) results of operations.

Currently all of our net revenue is derived from sales and operations outside the United States whereas the reporting currency for our consolidated financial statements is the United States Dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country, where the Euro is the predominant currency Considering the fact that most income and expenses are not subject to relevant exchange rate differences, it is only at a reporting level that the translation needs to be made to the reporting unit of USD. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially distorting effect (either negative or positive) on the reported results of operations, not necessarily being the result of operations in real terms. However, our recent private placements have been in United States Dollars, increasing the risk of exchange rate differences in real terms. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/EUR, USD/CHF, USD/HKD, USD/CNY and USD/BHD.

We historically have not engaged in hedging transactions since we primarily operate in same currency countries, currently being the EUR. However, the operations of affiliates and subsidiaries in non-US countries have been funded with investments and other advances denominated in foreign currencies and more recently in USD. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the shareholders’ deficit section of our consolidated balance sheets. Although we have not engaged in hedging so far we continue to assess on a regular basis the possible need for hedging.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

The market for telecommunications (traffic) services is significantly influenced by the marketing and pricing decisions of the larger long distance, Internet access, broadband, DSL and mobile business participants. Prices in the land-line and mobile communication industries have continued to decline in recent years, and as competition continues to increase, we believe that prices are likely to continue decreasing. Customers frequently change long distance, wireless and broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our traffic services markets is likely to remain intense or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are the principal or incumbent carriers of a country and are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers in the traffic services may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

Our services related to communications information systems, outsourced solutions and value added (communication) services are highly competitive and fragmented, and we expect competition to continue to increase. We compete with telecom solution providers, independent software and service providers and the in-house IT and network departments of communications companies as well as firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, land-line and mobile services, cable, satellite and service bureaus) and companies that offer software systems in combination with the sale of network equipment. Also, in this more fragmented market, larger players exist with associated advantages described earlier which we need to compete against.

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

We must attract and retain skilled personnel. If we are unable to hire and retain technical, technical sales and operational employees, our business could be harmed.

Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We intend to hire additional employees, including software engineers, communication engineers, project managers, sales consultants, employees and operational employees. The competition for qualified technical sales, technical, and managerial personnel in the communications and software industry is intense, and we may not be able to hire and retain sufficient qualified personnel. In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations.

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

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycle. Both our telecommunications traffic services as well as our communications information systems, outsourced solutions and value added (communication) services are relatively complex and their purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and procurement procedures within an organization. The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer’s organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales cycle could reduce growth in our revenue in the future. In addition, the lengthening of our sales cycle contributes to an increased cost of sales, thereby reducing our profitability.

We are dependent on a significant customer for our Premium Rate Services business and the loss of this customer could have an adverse effect on our business, results of operations and financial condition.

In 2009 the Company had a customer in the Netherlands, which accounted for Premium Rate Services revenue of $21,905,840 or (50% of the total revenue). For the same period in 2008, this same Dutch customer accounted for $25,195,711 (57% of the total revenue). If this significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected revenues, it could have an adverse impact on our business, results of operations and financial condition.

Risks Related to Our Industry

Changes in the regulation of the telecommunications industry could adversely affect our business, revenue or cash flow.

We operate in a heavily regulated industry. The majority of our telecommunications traffic revenue has been generally supported by and subject to regulation at the European community, federal, state and local level. Certain European, foreign, federal, and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

If competitive pressures continue or intensify and/or the success of our new products is not adequate in amount or timing to offset the decline in results from our legacy businesses, we may not be able to service our debt or other obligations.

There are substantial risks and uncertainties in our future operating results, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and incumbent local exchange carriers have intensified competitive pressures in the markets where we operate, and/or if we have insufficient financial resources to market our services. The aggregate anticipated margin contribution from our new Mobile solutions may not be adequate in amount or timing to offset the declines in margin from our traditional land-line telecommunications services.

We experience intense domestic and international competition in our telecommunications traffic business which may adversely affect our results of operations and financial condition.

Both the land-line and mobile traffic business are intensely competitive with relatively limited barriers to entry in the more deregulated countries in which we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, Mobile Network Operators, cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected, since the traffic business still constitutes a sizeable portion of our total business.

Deterioration in our relationships with facilities-based carriers could have a material adverse effect upon our telecommunications traffic business.

In our telecommunication traffic business, we primarily connect our customers’ telephone calls and data/Internet needs through access agreements with facilities-based Mobile Network Operators and land-line carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition. If we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as mobile, broadband, DSL, Internet, VOIP, and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional land-line services, such as mobile, broadband, Internet and VOIP services, are a substantial competitive threat to our legacy land-line traffic business. If we do not continue to invest and exploit our contemplated plan of development of our communications information systems, outsourced solutions and value added (communication) services to meet changing market conditions, or if we do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

If we are not able to operate a cost-effective network, we may not be able to grow our business successfully.

Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet and mobile services.

We are subject to potential adverse effects of regulation which may have a material adverse impact on our competitive position, growth and financial performance.

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company or provider of services to carriers and operators, we are directly and indirectly subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance.

Risks Related to Our Capital Stock

We could issue additional common stock, which might dilute the book value of our capital stock.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares of common stock.  Any such stock issuance could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, in order to raise future capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances, if any, would dilute your percentage ownership interest in the company, thereby having the effect of reducing your influence on matters on which shareholders vote. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock. As a result, any such issuances or exercises would dilute your interest in the company and the per share book value of the common stock that you owned, either of which could negatively affect the trading price of our common stock and the value of your investment.

Our board of directors has the power to designate a series of preferred stock without shareholder approval that could contain conversion or voting rights that adversely affect our common shareholders.

Our Articles of Incorporation authorize the issuance of capital stock including 50,000,000 undesignated preferred shares, and empowers our board of directors to prescribe by resolution and without shareholder approval a class or series of such preferred shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series thereof.  The creation and issuance of any such preferred shares could dilute your voting and ownership interest in the company, the value of your investment, the trading price of our stock and any cash (or other form of consideration) that you would otherwise receive upon the liquidation of the company.

We may need to request our shareholders to authorize additional shares of common stock in connection with subsequent financings.

We are authorized to issue 300,000,000 shares of capital stock, including 250,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 64,260,437 were issued and outstanding as of March 31, 2010. We have reserved 42,810,106 shares for issuance upon exercise of stock options and warrants outstanding.   Furthermore, should we decide to finance the company through the issuance of additional common stock or preferred stock, this may have a dilutive effect on your voting rights, the value of your investment and the trading price of the common stock.  If we issue more than 20% of our outstanding common stock in any equity-based financing, we may be required to call a special meeting of our shareholders to authorize the issuance of such additional shares before undertaking the issuance. As a result, we cannot assure you that our shareholders would authorize such issuance and the company could be required to seek necessary capital in an alternative manner, which may not be available on commercially reasonable terms, if at all.  If the company is unable to adequately fund itself, through its operations or equity/debt financing, this would have a material adverse affect on the company as a going concern.

As a “thinly-traded” stock, large sales can place downward pressure on our stock price.

Our stock experiences periods when it could be considered “thinly traded.” Financing transactions resulting in a large number of newly issued shares that become readily tradable, or other events that cause current shareholders to sell shares, could place further downward pressure on the trading price of our stock.  In addition, the lack of a robust resale market may require a shareholder who desires to sell a large number of shares to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

Shares eligible for future sale may adversely affect the market for our common stock.

We presently have 4,094,342 options and 38,715,764 warrants to purchase shares of our common stock outstanding.  If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding share, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

In addition, from time to time, certain of our shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, which we refer to in this prospectus as the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated shareholders (or shareholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated shareholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Conversions of the Notes issued in the Offering or exercise of the Warrants will dilute your interest in the Company.

The Notes are convertible at the option of the holder into common stock, of the Company  at a price equal to eighty five percent (85%) of the price at which shares are sold in a future public offering by the Company (if consummated). If no public offering is consummated before March 31, 2010, the conversion price will be equal to eighty five percent (85%) of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010.  Additionally, if at any time following the earlier of the closing of a public offering or March 31, 2010, the twenty (20) day average closing price of the Common Stock for any twenty (20) consecutive trading days exceeds two hundred percent (200%) of such public offering closing price or of the twenty (20) day average closing price of the common stock for the twenty (20) trading days prior to March 31, 2010, as applicable, then any Notes which remain unconverted shall automatically convert into shares of the Company at the respective price.

As a result, the voluntary (or mandatory) conversion of the Notes or the exercise of the Warrants issued in connection with the Offering will significantly dilute your interest in the Company and could have a material adverse effect on the trading price of our common stock and the value of your investment.

QAT II Investments has the option of converting outstanding loans into future offerings of the Company.

QAT II Investments, an entity affiliated with certain of our officers and directors, has made a number of bridge loans to the Company.  In connection with the loans dated February 3, 2010, February 24, 2010 and March 26, 2010, the Company granted QAT II the ability to convert the principal and accrued interest outstanding, as of the date of an equity or debt financing of at least $5,000,000 (a “Placement”), into the same type of equity or debt securities issued by us and on the same terms and conditions offered to other investors in the Placement.  As a result, should QAT II convert the loans into equity or equity-linked securities of the Company, this could dilute your interest in the Company as well as the value of your investment. If QAT II counted such loans into debt securities at the Company, any such conversion  may effect the maximum amount we could raise or the terms and conditions of such debt, being an affect on our financial position and result of operations.

Certain conditions in the Notes may make it more difficult for us to incur indebtedness.

We are bound by certain terms in the Notes which restrict our ability to borrow funds outside the ordinary course of business.  We can provide no assurances that we will be able to secure waivers from the holders of our Notes or that the Selling Agents will waive any such defaults or potential defaults under the Notes.  Should we be in default under the Notes for a period exceeding thirty (30) days, (i) all amounts then unpaid under this Note, including accrued but unpaid interest, will bear interest at the default rate of fifteen percent (15%) and (ii) all obligations under the Note will be immediately due and payable.  As a result, any prolonged default under the Notes could have a material adverse effect on the financial condition of the Company as well as our ability to continue as a going concern.

Because our executive officers, directors and their affiliates own a large percentage of our voting stock, other shareholders’ voting power may be limited.

As of March 15, 2010, Steven van der Velden, Martin Zuurbier, Johan Dejager, Yves van Sante, Mark Nije and Roderick de Greef, our executive officers and directors, beneficially owned or controlled approximately 81.47% of our outstanding common stock.  In particular, as of March 15, 2010, Rising Water Capital AG, an entity affiliated with the certain of the aforementioned individuals, beneficially owned  51.49% of our common stock and QAT Investments, SA, another entity affiliated with certain of our officers and directors and the owner of 51% of Rising Water Capital, beneficially owned 61.97% of our common stock.  If those shareholders act together, they will have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These shareholders may make decisions that are adverse to your interests.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with our common stock and do not intend to pay any dividends to common shareholders for the foreseeable future.

Our common stock is considered a penny stock and penny stocks are subject to special regulations which may make them more difficult to trade on the open market.

Securities in the OTC market are generally more difficult to trade than those on the New York Stock Exchange, NASDAQ Markets, or the major world exchanges (e.g. London Stock Exchange, Toronto Stock Exchange, etc.). In addition, accurate price quotations are also more difficult to obtain. The trading market for our common stock is subject to special regulations governing the sale of penny stock.

A “penny stock” is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. The market price of our class B common stock has been less than $5.00 for several years.

If you buy or sell a penny stock, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock would be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Penny stock regulations will tend to reduce market liquidity of our class A common stock, because they limit the broker-dealers’ ability to trade, and a purchaser’s ability to sell the stock in the secondary market. The low price of our common stock will have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock may also limit our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of many institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders will pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive office is located at Schiphol Boulevard 249, 1118 BH Schiphol, The Netherlands. The office monthly rental is $9,088 that carry rental leases until June 2015. In September 2008 the Company entered into a lease for office space at Wattstraat 52, 1171 TR, Sassenheim, The Netherlands. We lease this office space for a monthly rental of $1,931.

Elephant Talk Communications S.L.U. is currently leasing office space at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain, on a quarter-to-quarter lease, at a monthly rent of $3,824. In Guangzhou, China, we lease office space for a monthly rental of $6,348.

We also lease space for our telecom switches, servers and IT platforms at data centers (“co-locations”) at an aggregate monthly rent of $35,892. The various co-location spaces include: Amsterdam, Madrid, Barcelona, Milan, Zurich, London, Paris, Vienna, Bahrain and other locations where our telecommunications equipment are located.

We believe the facilities currently under lease are adequate for our present activities and that additional facilities are available on competitive market terms to provide for such future expansion of our operations as may be warranted.

ITEM 3.   LEGAL PROCEEDINGS

(a) Beijing Chinawind

On September 25, 2006, Beijing Zhongrun Chuantou Technology Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Beijing Zhongrun”) and a minority shareholder of Beijing Chinawind Telecommunication Information Technology Company Limited, a company organized and existing under the laws of the People’s Republic of China (“CW”), filed two lawsuits against Guangdong Elephant Talk Network Consulting Limited, a company organized and existing under the laws of the People’s Republic of China and an agent of the Company (“ETGD”), in the Beijing Civil Courts. The lawsuit alleged that (a) ETGD failed to pay the remaining consideration of $787,748 under an Equity Transfer Agreement, dated January 4, 2006 (the “CW Agreement”), between ETGD and Beijing Zhongrun, which provided for the acquisition by ETGD from Beijing Zhongrun of 60% of the registered capital of Beijing Chinawind, and (b) ETGD induced the minority shareholders of Beijing Chinawind to accept, pursuant to the CW Agreement, consideration of $1,000,000 through the issuance of 400,000 common shares of the Company valued at $2.25 per common share. The lawsuit further alleged that Chinese law prohibits citizens of the People’s Republic of China from accepting shares of companies listed on the United States Over-The-Counter Bulletin Board Quotation Service, which is regulated by the National Association of Securities Dealers, Inc., as compensation in an acquisition transaction.

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

(c) Russelle Choi Litigation

On September 12, 2008, an action was commenced against the Company by Russelle Choi (“Choi”), our former CEO and director, in the California Superior Court, Orange County, in a matter entitled Choi v. Elephant Talk Communications, Inc., Case No. 30-2008-00111874.  Choi alleges that the Company breached a termination agreement and a consulting agreement entered into between the Company and Choi.  By August 19, 2009 the Company had settled both the dispute on the termination agreement as well as the dispute regarding the alleged breach of the consulting agreement. The entire action was dismissed by Choi with prejudice on June 8, 2009.

(d) Manu Ohri Litigation

On March 26, 2009, an action was commenced against the Company by Manu Ohri (“Ohri”), our former Chief Financial Officer, in the California Superior Court, Orange County, in a matter entitled Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609.  Ohri alleges  breach of a written contract, breach of an oral contract, and a common count for services rendered.   Ohri claims, among other things, $427,816 in unpaid severance payments, $56,951 owed under an oral consulting agreement, and stock options payable under the oral consulting agreement with a net value of $622,000.  The Company denies all material allegations of Ohri’s complaint and asserts various affirmative defenses.  The Company also filed and served a cross-complaint against Ohri, who then filed and served an answer, denying the material allegations of our cross-complaint.

The parties are continuing with pretrial discovery, and a jury trial is scheduled to start June 11, 2010.

(e) Bruce Barren Litigation

On December 30, 2009, an action was commenced against the Company by Bruce Barren (“Barren”), a former director of the Company from January 2008 to May 2009, in the California Superior Court, Los Angeles County, in a matter entitled Bruce Barren v. Elephant Talk Communications, Inc., Case No. BC429032.  Barren alleges causes of action for breach of a restricted stock agreement, breach of the implied covenant of good faith and fair dealing, breach of an oral employment agreement, and common counts for services rendered—despite entering into a settlement agreement and full release of any claims against the Company shortly after his resignation in May 2009.

The Company believes that all of Mr. Barren’s such claims are without merit and has answered his complaint, denying all material allegations and asserting various affirmative defenses. We intend to continue to vigorously defend ourselves against these claims.

(f) Chong Hing Bank Litigation

On December 15, 2009, an action was commenced against the Company by Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a publicly listed Hong Kong company (the “Hong Kong Bank”), in the California Superior Court, Orange County, in a mater entitled Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company.  The Bank alleges that ETL is in default on the loans and overdraft account, and that $1,536,792 plus interest is currently due.  The Bank alleges that the Company is liable to repay the loans and overdraft account.  The Bank is suing the Company for breach of contract and common counts.

At this time the Company intends to vigorously challenge the Bank’s claims.

PART II

ITEM 4.  RESERVED

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES

Our common stock is listed for quotation on the OTC BB under the symbol “ETAK”.  The following chart sets forth the high and low per share bid prices as quoted on the OTC Bulletin Board for each quarter from January 1, 2008 through December 31, 2009, as adjusted for the 1-for-25 reverse stock split which took effect on June 12, 2008. These quotations reflect prices between dealers do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low

December 31, 2009	$2.00	$1.14
September 30, 2009	$1.48	$0.80
June 30, 2009	$1.00	$0.70
March 31, 2009	$1.16	$0.50
December 31, 2008	$0.90	$0.50
September 30, 2008	$1.75	$0.90
June 30, 2008	$2.00	$1.42
March 31, 2008	$1.75	$1.25

At December 31, 2009, we had approximately 3,477 record holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,320,342	$1.24	4,239,658
Equity compensation plans not approved by security holders	—	$—	—
Total	1,320,342	$1.24	4,239,658

Recent Sales of Unregistered Securities

Shares issued in 2010

On January 12, 2010 we entered into an agreement with Alliance Advisors, LLC as consideration for investor relations and consulting services to be provided through June 30, 2010. We agreed to pay Alliance Advisors, LLC 12,500 restricted shares of our common stock. These shares have already been issued in 2010. The contract includes the issue of another 12,500 restricted shares of our common stock to be issued end of June 2010.

On February 17, 2010 we received a request from one of our investors of the 2009 Private Placement Offering of Convertible Promissory Notes to exercise the full number of warrants (94,000) which were issued to such investor as part of the offering. These warrants have been exercised as requested by the warrants-holder in accordance with the “Cashless” exercise terms of the warrant and resulted in the issuance of 25,868 shares of common stock in March 2010.

On March 17, 2010 we issued 10,235,739 shares as purchase price consideration following the completion of the acquisition of Validsoft Ltd.

Warrants issued in 2010

On January 31, 2008 we entered into an agreement with Insomnia BV. This agreement included the issuance of warrants to purchase shares of our common stock based on the revenue-margin contributed by the acquisition of customers during 2008 and 2009. The final calculation has been made which resulted in the issuance of warrants to purchase 3,256 shares of our common stock at an exercise price of $2.25

Options issued in 2010

In December 2009 the Compensation Committee and board of directors approved the issuance of certain employee stock option to purchase up to 2,276,000 of our common shares with an average exercise price of $1.35.

Shares issued in 2009

On January 20, 2009, we entered into an agreement with Alliance Advisors LLC. As consideration for investor relations, consulting services to be provided through January 20, 2010 we agreed to pay Alliance $20,000 to $ 25,000 per quarter plus 200,000 restricted shares of common stock.

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

On June 30, 2009, we issued an aggregate number of 500,000 shares of our common stock to our management team (4 persons) for successfully meeting targets set by the company.

The aforementioned securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act.

Warrants issued in 2009

On March 30, 2009, we entered into a Letter Agreement with Spencer Clarke LLC (““Spencer Clarke”).   In consideration of our payment to Spencer Clarke of $50,000 in cash and 300,000 warrants to purchase shares of our common stock at an exercise price of $1.25, Spencer Clarke agreed to reduce certain compensation to which it may be entitled pursuant to a prior engagement agreement by and between Spencer Clarke and us. The Letter Agreement provides that in connection with certain possible future offerings of our securities, to the extent such securities are sold to certain investors listed in the Letter Agreement we shall pay to Spencer Clarke 5.5% of the gross proceeds raised from such investors, or 2.75% of gross proceeds to the extent they are raised on a back-stop funding provided by Spencer Clarke from these investors.  We also agreed to issue to Spencer Clarke warrants to purchase our common stock in an amount equal to 5.5% of the number of shares sold to such investors in an offering.  The warrants will be exercisable at a price per share equal to the lower of (i) the exercise price of the warrants sold in such offering or (ii) 100% of the price of the shares of common stock sold in the offering or issuable upon conversion of equity linked securities sold in the offering.

On July 31, 2009, we consummated the initial closing (the “Closing”) of a private placement offering (the “Offering”) of Units comprised of 12% secured convertible promissory notes (the “Notes”) and warrants to purchase shares of common stock (the “Warrants”, and together with the Notes, the “Securities”) to accredited investors (“Investors”).  The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act.  At the Initial Closing, we sold an aggregate of $5,111,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 5,111,000 shares of our common stock at a purchase price of $1.00 per share.

The Notes are convertible at the option of the holder into Common Stock, of the Company  at a conversion price (the “Conversion Price”) equal to eighty five percent (85%) of the price at which shares are sold in a future public offering (the “Public Offering”) currently contemplated by the Company if consummated; provided, however, that if the Public Offering is not consummated on or before March 31, 2010, the Conversion Price shall be equal to eighty five percent (85%) of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010 (the “March 31, 2010 Conversion Price”); provided further, however, that if at any time following the earlier of the closing of the Public Offering or March 31, 2010, the twenty (20) day average closing price of the Common Stock for any twenty (20) consecutive trading days exceeds two hundred percent (200%) of the Public Offering closing price or of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010, as applicable, that any Notes which remain unconverted shall automatically convert into shares of the Common Stock at the Conversion Price or the March 31, 2010 Conversion Price, as applicable.

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

The Warrants entitle the holders to purchase shares of Common Stock reserved for issuance there under (the “Warrant Shares”) for a period of five years from the date of issuance and contain certain anti-dilution rights and a cashless exercise feature on terms specified in the Warrants. In the event the trading price of the Common Stock exceeds $2.00 for twenty (20) consecutive trading days, the Company has the option to require that the Investors exercise the Warrants. In the event the Investor chooses not to exercise the Warrants in this case, the Investor will receive such number of Warrant Shares as the Investor would be entitled to receive pursuant to a cashless exercise.

On August 18, 2009, we consummated the second closing of the Offering.  At the second closing, we sold an aggregate of $1,185,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 1,185,000 shares of our common stock at a purchase price of $1.00 per share.

On September 3, 2009, we consummated the third closing of the Offering. At the third closing, we sold an aggregate of $1,269,843 principal amount of Notes and delivered Warrants to purchase an aggregate of 1,269,843 shares of our common stock at a purchase price of $1.00 per share.

On September 30, 2009, we consummated the fourth closing of the Offering. At the fourth closing, we sold an aggregate of $650,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 650,000 shares of the Company’s common stock at a purchase price of $1.00 per share.

On October 30, 2009, we consummated the fifth closing of the Offering. At the fifth closing, we sold an aggregate of $4,116,383 principal amount of Notes and delivered Warrants to purchase an aggregate of 4,116,383 shares of the Company’s common stock, at a purchase price of $1.00 per share.

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

Strategic shift in service offerings and investments since 2006

Nature of use of funding received by the Company (2006 – 2009); mobile investment estimate.

Since new management was hired in late 2006, approximately $30 million of investments have been made into the Company through the end of 2008 with and from related parties. The following is a general description of the use of such proceeds during this period. Management believes that our traditional landline business (“old business”) could be operated by approximately 15 people, which is a much smaller number of people compared to the total employees and long term contractors we currently employ.

However, in order to expand our capabilities to create our mobile platform and the underlying footprint (“new business”), including all related capabilities in the areas of customer relationship management (“CRM”), Billing, intelligent network (“IN”), and the integration of all mobile network components, we have on average required approximately 45 employees and consultants.  During the period of 2006 to 2008, we spent approximately $ 2.9 million in network costs and $13.9 million in selling general & administration expenses (excluding $1.4 million in capitalized development compensation cost). When allocating roughly 25% of the network costs and 75% of the selling general & administration costs (based upon the average amount of people working for the old and new business; in 2007 we had a headcount of 53, as opposed to 75 in 2008), we estimate that a total of $11.2 million was spent on developing these new capabilities.  In addition, we invested approximately $9.3 million in the acquisition of the Benoit Telecom Group in addition to other smaller acquisitions in order to build our footprint in Europe.  In addition, we spent approximately $4.5 million plus $1.43 million (in capitalized development compensation costs), or a total of $5.9 million in capital expenditures over the last two years.  In total we have invested approximately $26.4 million up till 2008 in building our mobile platform capabilities.  When costs of raising capital are included, in addition to certain deposits made, a total of $30 million has been expended in positioning us in our new business.

For 2009 we spent approximately $1.7 million in network costs and $7.9 million in selling general & administration expenses (excluding $1.6 million in capitalized development compensation cost). When allocating roughly 35% of the network costs and 80% of the selling general & administration costs, we arrive at $6.9 million mobile related  network cost and SG&A. We invested virtually all of our capital expenditures in mobile capabilities, of which $2.2 million in equipment and third party software and $1.5 million in capitalized compensation expenses for internally developed mobile software. In customized mobile solutions we invested (by means of loans provided to Validsoft Ltd) $1.7 million. Lastly, in order to attract the relevant funding for these mobile investments we spent $1.5 million in fundraising fees and consultancy, bringing the total investment in mobile capabilities and markets during 2009 to $13.9 million, which was financed by $3.7 million in operating margins and $10.2 million in net proceeds from funding and working capital.

Consequently, the Company’s estimate of the investments made in mobile capabilities and markets over the period 2006 – 2009 amounts to a total of $44 million.

Results of Operations

Our results of operations for the year ended December 31, 2009, consisted of the operations of Elephant Talk Communications, Inc., its wholly-owned subsidiaries Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, Elephant Talk Global Holding BV and its subsidiaries.

Although the vast majority of our business activities are carried out in Euro’s, we report our financial statements in US dollars (“USD”),  The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro.  Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses.  Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses.  The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities.  In addition to reporting changes in our financial statements in USD’s as per the requirements of United States generally accepted accounting principles (“US GAAP”), we also highlight the impact of any material currency translation effect by providing a comparison between periods on a constant currency basis, where the most recent USD/Euro exchange rate is applied to previous periods.  Management believes that this allows for greater insight into the trends and changes in our business for the reported periods. Also, since we carry out our business activities primarily in Euro’s we do not currently engage in hedging activities.

Revenue
Revenue for the year ended December 31, 2009 was $43,650,957, a decrease of $708,050 or (1.6%), compared to $44,359,007 for the year ending December 31, 2008. The decrease was the result of an unfavorable impact of a $2,189,518 currency translation effect arising from a lower USD/Euro exchange rate, offset primarily by an increase in our Mobile revenue.

Revenue - Constant currency

The increase in 2009 revenue of $1,481,468 over 2008, in constant currency, was attributable to an increase in our Mobile revenue of $5,480,185 and Middle East pre-paid calling cards revenue of $911,040 compared to 2008, partly offset by a decline in our premium rate services (“PRS”) of $4,248,879 and other landline services $660,878 compared to the same period in 2008.

Revenue	2009	2008 constant currency	variance 2009 v 2008 constant currency
Premium Rate Services	$35,791,740	$40,040,619	$-4,248,879
Mobile Services	5,842,379	362,194	5,480,185
Middle East Calling Cards	1,207,298	296,259	911,040
Other revenue	809,539	1,470,418	-660,878
Total Revenue	$43,650,957	$42,169,489	$1,481,468

Cost of service

Cost of service includes origination, termination, network and billing charges from telecommunications operators, out payment costs to content and information providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, and data transmission services.

Cost of service for the year ended December 31, 2009 was $41,452,639, a decrease of $1,883,472 or 4.3%, compared to $43,336,111 for the year ended December 31, 2008. The decrease was primarily the result of the favorable impact of a $2,135,052 currency translation effect arising from a lower USD/Euro exchange rate.

Cost of service – constant currency

In constant currency the cost of service increased by $251,580 or 0.6% compared to the same period in 2008, primarily as a result of higher levels of revenue on a constant currency

Cost of service, as a percent of revenue, expressed in constant dollar terms was 95.0% and 97.7% for the twelve-month periods ended December 31, 2009 and 2008, respectively. Management expects cost of service will continue to decline as a percent of revenue as a greater proportion of future revenue is comprised of our Mobile services, which have a substantially lower cost of service than our traditional PRS business.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for the years ended December 31, 2009 and 2008, were $7,958,933 and $7,569,583, respectively. SG&A expenses increased by $389,350, or 5.1%, in 2009 compared to 2008.

Selling, general and administrative – constant currency

In constant currency, SG&A increased by $635,537, or 8.7%, compared to the same period in 2008.

The increase in expenses was mainly attributable to an increase in indirect fundraising costs related to the 12% note offering, tax provision, provision for doubtful accounts and higher staffing levels.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the years ended December 31, 2009 and 2008, was $1,727,870 and $1,266,155, respectively. The increase in both periods is primarily attributable to higher staffing levels, and awards made under the 2008 Incentive Plan. Non-cash compensation is comprised of:

•	the expense related to shares of restricted common stock that were issued to management in connection with a compensation plan originated in the first quarter of 2007;

•	the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan; and

•	the expense related to shares issued to consultants for services.

Since non-cash compensation comprises United States Dollars denominated shares, options and warrants, a constant currency analysis  is not applicable.

Depreciation and amortization

Depreciation and amortization for the years ended December 31, 2009 and 2008, was $3,051,461and $2,903,244 respectively. Depreciation and amortization expenses increased by $148,217 or 5.1% in 2009 compared to 2008.

Depreciation and amortization – constant currency

In constant currency the depreciation and amortization expenses increased by $287,450 or 9.4% compared to the same period in 2008.

Intangible assets impairment charge

The December 31, 2009 consolidated balance sheet includes: $3.9 million of intangible assets, net, and $7.8 million of fixed assets, net. Management updated its analysis of intangible assets and long-lived assets as of December 31, 2009 and we determined that for 2009 no asset impairment charges are necessary.

The assessment of the carrying value of the intangible assets as of December 31, 2008 determined that the value of certain specific intangible assets was higher than the estimated recoverable value, and as a result, incurred an impairment charge of $3,730,524 in 2008.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses

Interest income was $160,535 and $42,258 for the years ended December 31, 2009 and 2008 respectively. Interest income was interest received on bank balances.

Interest expense was $938,627 and $499,015 for the years ended December 31, 2009 and 2008 respectively. The increase in interest expenses of $439,612 compared to 2008 was related to higher levels of debt financing and less favorable interest rates.

Other expenses was $480,000 and $0 for the years ended December 31, 2009 and 2008 respectively. We accrued a FIN48 reserve of $480,000 for uncertain tax position, including interest and penalties.

In 2009 fair value expenses and amortizations related to the Convertible Notes, associated Warrants and deferred financing costs were $ 5,499,275 compared to $ 0 in 2008.

For the year ended December 31, 2008 a Note beneficial conversion feature was expensed for $ 1,200,000.

Non-controlling Interest
Our majority owned subsidiaries Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC and   ET-UTS NV.

We incurred a non-controlling interest charge attributable to minority shareholders’ interest for the year ended December 31, 2009 of $1,771. For the year ended December 31, 2008 we incurred a positive charge of $88,808.

Comprehensive Income (Loss)
We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008 was $190,062 and ($490,239) respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources
We have an accumulated deficit of ($62,335,076) as of December 31, 2009.  Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements.  In 2009 we received a total of $12.3 million in gross proceeds from the private placement offering during five closings in the period July until October 2009.

In 2009, QAT II continued to invest in our Company whereby QAT and associated partners subscribed to the private placement for $6.1 million out of the total gross proceeds of $12.3 million. In addition we received in February and March 2010 bridge loan funding from QAT for the amount of $1,639,165.

Although QAT II and other related parties have invested, or have arranged for the investment of, a total of $35.4 million between 2005 and December 31, 2008 and an additional $7.7 million from 2009 through March 2010 to fund our short-term capital requirements as well as non-related accredited investors who invested $6.2, there can be no assurance we will be able to secure additional funding from the parties. Although we have previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, that the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or our existing shareholders. Further, the current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, we may not be able to continue operations.

Sources of capital and capital requirements.

The company currently has cash needs to cover operational losses of approximately $800,000 (EUR/USD exchange rate used is 1.35) per month excluding capital expenditures, overdue creditor debts of approximately $1.7 million, but including interest expenses and the operational losses of the recently acquired company ValidSoft Ltd.
Following the delivery of our mobile platform and network and consequent commercialization plus the planned revenues from the integrated Elephant Talk / ValidSoft fraud solution management expects substantial revenue increases and margin improvements in 2010.

In addition to driving margin improvement, management is actively attempting to attract new financing for the Company, the level of which depends on the speed and roll-out of commercial activities (including associated capital expenditures), acquisition activities and financial market conditions.

Our primary sources of capital resources are from related parties and other selected investors. In the second part of 2010 the Company intends to raise capital through a registered direct or other financing offering of between $20 and $35 million to meet its liquidity and capital resource requirements to continue as a going concern for the foreseeable future; however, we provide no assurances we will consummate any such transactions or raise any funds. Until this planned registered or other financial offering is completed the Company intends to cover the liquidity needs by means of bridge loans and/or equity instruments; however, we provide no assurances such bridge loans/equity instruments or other financing arrangement will be available to us.

Capital expenditures.

Our capital expenditures have typically been related to equipment and system additions required for our Mobile business. Capital expenditures for the year ended December 31, 2009 were $3.8 million compared to $2.2 million for 2008.

We expect to make approximately $7 to $9 million of capital expenditures in fiscal 2010, primarily for expansion and upgrades to our MVNE and MVNO businesses following the anticipated growth of contracts and revenues.

As of December 31, 2009, these conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements filed as part of this Report on Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.

Operating activities
Net cash used in operating activities for the year ended December 31, 2009 was $5,329,837 compared to $6,278,741 in 2008, a decrease of $948,904. This decrease is mainly attributable to increased accrued expenses and other payables as well as a decrease in pre-paid expenses, deposit and other assets.

Investment activities
Net cash used in investment activities for the year ended December 31, 2009 was $5,605,998, an increase of $3,258,865 or 139% compared to $2,347,133 in 2008. The increase was primarily attributable to the loans to ValidSoft and the increase in property plant & equipment required to develop and support the expansion of our Mobile business.

Financing activities
Net cash received by financing activities for the year ended December 31, 2009 was $10,799,201 compared to $6,192,132 for the year ended December 31, 2008.

As a result of the above activities, the Company had a cash and cash equivalents balance of $1,457,900 as of December 31, 2009, a net decrease in cash and cash equivalents of $198,646, over the year ended December 31, 2008.

Application of Critical Accounting Policies and Estimates

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”), (formerly, Staff Accounting Bulletin (SAB) 104). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured.  The Company derives revenue from activities as a fixed-line and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue).  The Company recognizes revenue from prepaid calling cards as the services are provided.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 “Compensation-Stock Compensation”,” (“ASC 718”) (formerly SFAS No. 123(R)), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

Intangible Assets and Impairment of long Lived Assets

In accordance with ASC 350 (formerly SFAS No. 142), intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment” (formerly SFAS No. 144), annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

Impact of new Accounting Pronouncements

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

Material Transactions

Definitive agreement signed with Vodafone España S.A.U.

On May 20, 2009, Elephant Talk Communication Holding, AG, a wholly-owned subsidiary of the Company, entered into a definitive agreement with Vizzavi España, S.L. for the supply of operational and technical services through a comprehensive technological platform.  The Company, through Elephant Talk Communication Holding, AG, will offer exclusive operational and technical support services to Vizzavi, a Vodafone Group company.

Collaboration agreement ValidSoft Ltd., Ireland

On June 17, 2009, the Company and ValidSoft entered into a Collaboration Agreement.  Pursuant to this Agreement, the Company and ValidSoft will bundle and sell products offered by both companies. The companies have granted each other worldwide licenses for their intellectual property in connection with the distribution, marketing and sale of products to be offered.

Private Placement Offering

On October 30, 2009, the Company consummated the fifth and final closing of its 2009 offering.  In the Offering, we sold an aggregate of $12,333,020 principal amount of Notes and delivered Warrants to purchase an aggregate of 12,333,020 shares of the Company’s common stock at a purchase price of $1.00 per share.  Of the total offering amount, $6,077,383 was raised from parties affiliated with the Company. As a result of the closing of the offering, the United States-based selling agent received 890,880 Warrants, commission and non-accountable expenses and fees of $596,800, and an expense reimbursement of $66,344 QMG, the European placement agent related to several of our officers and directors, will receive 1,082,404 Warrants and commissions and non-accountable expenses and fees of $676,501.

Heads of Terms Agreement with ValidSoft Ltd., Ireland

On November 2, 2009, we entered into a Heads of Terms Agreement (the “HOT Agreement”) to acquire all of the outstanding shares in ValidSoft Ltd. ValidSoft provides telecommunications based credit card fraud identification and detection solutions combined with fully automated customer service resolution capability, which is ideally suited for mass consumer deployment via banks. The HOT Agreement replaces a previous agreement between the Company and ValidSoft, with respect to this transaction.

On March 17, 2010, we completed the acquisition with ValidSoft. The acquisition will be effective as of April 1, 2010.

As part of the ValidSoft acquisition the Company entered into two Sale and Purchase Agreements (each an “SPA” and, collectively, the “SPAs”) with the shareholders of ValidSoft Limited (“ValidSoft”), a company organized under the laws of the Republic of Ireland. The entry into the SPAs follows the parties’ execution of a Heads of Terms on November 2, 2009. Two SPAs were entered into because one SPA, entered into with shareholder Enterprise Ireland, an Irish agency, is to be governed by Irish law. The remaining shareholders entered into the other SPA, governed by New York law.\

Pursuant to the SPAs, the Registrant acquired the securities of ValidSoft for consideration consisting of 20% of the issued and outstanding common stock of Registrant as of February 1, 2009 and warrants to purchase common stock of Registrant equal to (i) 20% of the issued and outstanding warrants of Registrant as of February 1, 2009; and (ii) 20% of the issued and outstanding options of Registrant as of February 1, 2009. Twenty-five percent of the foregoing consideration was placed into escrow and, in the event certain revenue milestones (as set forth the in the SPAs) have not been achieved, is subject to forfeiture and cancellation.

In connection with the SPAs, the shareholders of ValidSoft entered into lock-up agreements restricting the sale, transfer and disposition of the unregistered common stock owned by such shareholders (i) for a period of 2 years from Completion (as defined in the SPAs) with respect to the shareholders who participate in the management of the Registrant and (ii) for a period of 1 year from Completion or 6 months from the completion of a rights offering by ValidSoft, whichever is earlier, with respect to the non-management shareholders.

 ITEM 8.  FINANCIAL STATEMENTS

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Elephant Talk Communications, Inc.

We have audited the accompanying consolidated balance sheet of Elephant Talk Communications, Inc. as of December 31, 2009 and 2008, the related consolidated statement of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Communications, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 3 to the consolidated financial statements, effective January 1, 2009, the Company adopted the Amendments to the provisions of Accounting Standards Codification 810-10, Consolidation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $17.4 million, used cash in operations of $5.4 million and had an accumulated deficit of $62.3 million which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

March 31, 2010

ELEPHANT TALK COMMUNICATIONS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,457,900	$1,656,546
Restricted cash	192,116	191,209
Accounts receivable, net of an allowance for doubtful accounts of $764,302 and $503,102 at December 31, 2009 and December 31, 2008 respectively	5,071,293	4,574,013
Prepaid expenses and other current assets	2,657,019	1,916,967
Total Current Assets	9,378,328	8,338,735

LONG TERM DEPOSITS	330,946	310,356

DEFERRED FINANCING COSTS	3,033,277	—

PROPERTY AND EQUIPMENT, NET	7,773,862	6,345,113

INTANGIBLEASSETS, NET	3,910,363	4,461,869

TOTAL ASSETS	$24,426,776	$19,456,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Overdraft	$351,589	$322,903
Accounts payable and customer deposits	6,475,074	5,809,211
Deferred revenue	132,205	220,058
Accrued expenses and other payables	2,738,998	1,890,004
Shares to be issued	—	619,057
Advances from related parties	13,287	274,762
Loans payable	880,536	881,035
Total Current Liabilities	10,591,689	10,017,030

LONG TERM LIABILITIES
Loan from related party	437,161	402,425
Warrant liabilities	16,626,126	—
Conversion feature	2,899,801	—
Total Long term Liabilities	19,963,088	402,425

Total Liabilities	30,554,777	10,419,455

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 250,000,000 shares authorized, 53,695,984 issued and outstanding as of December 31, 2009 compared to 50,433,260 shares issued and outstanding as of December 31, 2008	54,880,778	52,933,209
Accumulated other comprehensive income	1,136,897	946,834
Accumulated deficit	(62,335,076)	(45,035,192)
Elephant Talk Comunications, Inc. Stockholders' Equity	(6,317,401)	8,844,851

NON-CONTROLLING INTEREST	189,400	191,767
Total Stockholders' Equity	(6,128,001)	9,036,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,426,776	$19,456,073

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

REVENUES	$43,650,957	$44,359,007

COST AND OPERATING EXPENSES
Cost of service	41,452,639	43,336,111
Selling, general and administrative expenses	7,958,933	7,569,583
Non cash compensation to officers, directors and employees	1,727,870	1,266,155
Depreciation and amortization of intangibles assets	3,051,461	2,903,244
Intangible assets impairment charge	—	3,730,524
Total cost and operating expenses	54,190,903	58,805,617

LOSS FROM OPERATIONS	(10,539,946)	(14,446,610)

OTHER INCOME (EXPENSE)
Interest income	160,535	42,258
Interest expense	(938,627)	(499,015)
Other expenses	(480,000)	—

Interest expense related to amortization of debt discount on promissory notes	(4,369,183)	—
Change in fair value of warrant liabilities	(538,382)	—
Amoritization of deferred financing costs	(591,710)	—
Note beneficial conversion feature	—	(1,200,000)
Total other income (expense)	(6,757,367)	(1,656,757)

LOSS BEFORE PROVISION FOR INCOME TAXES	(17,297,313)	(16,103,367)
Provision for income taxes	(800)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(17,298,113)	(16,104,167)
Net (loss) income attributable to noncontrolling interest	(1,771)	88,808
NET LOSS	(17,299,884)	(16,015,359)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	190,063	(490,239)
	190,063	(490,239)

COMPREHENSIVE LOSS	$(17,109,821)	$(16,505,598)

Net loss per common share and equivalents - basic and diluted	$(0.32)	$(0.53)

Weighted average shares outstanding during the period - basic and diluted	53,553,354	30,263,376

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Description	Common Shares	Common Amount	Other comprehensive income (loss)	Accummulated Deficit	Total stockholders Equity (Deficit)
Balance - December 31, 2007	9,536,107	$17,868,448	$1,437,073	$(29,019,832)	$(9,714,311)

Shares issued sold before 2008	22,198,905	$13,423,636	$—	$—	$13,423,636
Conversion of RWC Promissory note 1	5,017,007	4,389,881	—	—	4,389,881
Conversion of RWC Promissory note 2	3,380,276	3,549,289	—	—	3,549,289
Shares issued and sold in 2008	7,047,106	7,400,127	—	—	7,400,127
Shares issued for management compensation	2,882,192	6,123,128	—	—	6,123,128
Shares issued for consultants	355,000	532,500	—	—	532,500
Shares issued for placement fee agent	16,667	25,000	—	—	25,000
Placement fees	—	(1,737,915)	—	—	(1,737,915)
Beneficial Conversion Feature	—	1,200,000	—	—	1,200,000
Amortization of Stock Options expense	—	159,113	—	—	159,113
Other comprehensive loss due to foreign exchange rate translation	—	—	(490,239)	—	(490,239)
Net Loss	—	—	—	(16,015,360)	(16,015,360)
Balance - December 31, 2008	50,433,260	$52,933,208	$946,834	$(45,035,192)	$8,844,850
Shares issued, sold in 2008	468	500	—	—	500
Shares issued for financing	866,316	571,074	—	—	571,074
Shares issued for directors compensation	2,420,833	532,583	—	—	532,583
Shares issued to consultants	307,300	205,389	—	—	205,389
Shares returned by former CFO and Director	(956,993)	(192,694)	—	—	(192,694)
Shares issued for management compensation	624,800	469,880	—	—	469,880
Placement fees	—	(100,000)	—	—	(100,000)
Amortization of Stock Options expense	—	460,838	—	—	460,838
Other comprehensive loss due to foreign exchange rate translation	—	—	190,063	—	190,063
Net Loss	—	—	—	(17,299,884)	(17,299,884)
Balance - December 31, 2009	53,695,984	$54,880,778	$1,136,897	$(62,335,076)	$(6,317,401)

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,299,884)	$(16,015,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,051,461	2,903,244
Provision for doubtful accounts	220,156	381,783
Stock based compensation	1,561,378	1,266,154
Noncontrolling interest	1,771	(88,808)
Amortization of Shares issued for Consultancy	162,501	135,417
Change in fair value of warrant liabilities	538,382	—
Interest expense relating to debt discount and conversion feature	4,960,893	—
Note beneficial conversion feature	—	1,200,000
Intangible assets impairment charge	—	3,730,524
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(628,082)	(717,991)
Decrease (Increase) in prepaid expenses, deposits and other assets	846,491	542,528
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	602,179	1,157,354
Increase (decrease) in deferred revenue	(87,853)	126,171
Increase (decrease) in accrued expenses and other payables	740,769	(899,758)
Net cash used in operating activities	(5,329,837)	(6,278,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,869,149)	(2,178,478)
Restricted cash	(93)	(168,654)
Cash paid for acquisition of subsidiary	—	(1)
Loan to third party	(1,736,756)	—
Net cash used in investing activities	(5,605,998)	(2,347,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	27,125	127,495
Issuance of Common Stock	—	7,400,127
Placement fees	(100,000)	(1,737,915)
Proceeds from Convertible 12% secured note	5,568,000	—
Proceeds from Convertible 12% secured note - related parties	6,765,015	—
Deferred financing costs	(1,495,674)	—
Loan from related party	34,736	402,425
Net cash provided by financing activities	10,799,201	6,192,132

EFFECT OF EXCHANGERATES ON CASH AND CASH EQUIVALENTS	(62,012)	(276,023)
NET DECREASEIN CASH AND CASH EQUIVALENTS	(198,646)	(2,709,766)
CASH AND CASH EQUIVALENTS, BEGINNING OF THEPERIOD	1,656,546	4,366,312
CASH AND CASH EQUIVALENTS, END OF THEPERIOD	$1,457,900	$1,656,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$21,965	$7,527

	2009	2008
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING &
FINANCING ACTIVITIES:
Shares issued to convert the notes payable to related parties and accrued interest	$532,583	$7,939,171
Cash paid during the period for income taxes	800	800
Deemed Dividend as a result of loss on conversion of the above Note to related party	—	1,200,000
Warrants and derivative liabilities for issuance of 12% Promissory Notes are considered as discount of the Promissory Notes	12,333,020	—
Warrants issued to placement agents for services, treated as deferred financing costs	2,129,313	—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Organization

The Company is a niche player in the converged telecommunications market, providing traffic and network services as a licensed operator, and specializing in carrier grade mobile enabling platforms to provide outsourced solutions to the various players in the telecommunications’ value chain, including Mobile Network Operators (MNO’s), Mobile Virtual Network Operators (MVNO’s) and non-operator companies in need of both mobile as well as specialized land-line telecommunication services. In this chain we position ourselves as a Full Mobile Virtual Network Enabler (Full MVNE).

Note 2. Financial Condition and Going Concern

The Company has an accumulated deficit of ($62,335,076) as of December 31, 2009.  Historically, the Company has relied on a combination of debt and equity financings to fund our ongoing cash requirements.  In 2009, the Company received a total of $12.3 million in gross proceeds from Offering during five closings in the period July until October 2009.

In 2009, QAT II continued to invest in the Company whereby QAT and associated partners subscribed to the private placement for $5.3 million out of the total gross proceeds of $12.3 million. In addition, the Company received in February and March 2010 bridge loan funding from QAT for the amount of $1,639,165 received in March 2010 from certain accredited investors.

Although QAT II and other related parties have invested, or have arranged for the investment of, a total of $35.4 million between 2005 and December 31, 2008 and an additional $7.7 million from 2009 through March 2010 to fund our short-term capital requirements as well as non-related accredited investors who invested $6.2, there can be no assurances the Company will be able to secure additional funding from the parties.

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, that the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to existing shareholders. Further, the current global financial situation may offer additional challenges to raising the required capital.  If the Company is unable to secure additional capital, as circumstances require, it may not be able to continue operations.

As of December 31, 2009, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for December 31, 2009 and 2008 include the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V. (formerly known as Cardnet Clearing Services B.V), Elephant Talk Communication Austria GmbH, Vocalis Austria GmbH, Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication (Europe) GmbH, Elephant Talk Communication Schweiz GmbH, Moba Consulting Partners B.V., Elephant Talk Communications France S.A.S.,its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., , its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its wholly-owned subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Guangzhou Elephant Talk Information Technology Limited., its wholly-owned Elephant Talk Caribbean B.V., its majority owned (51%) subsidiary ET-UTS N.V., its wholly-owned subsidiary Elephant Talk Limited, its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (99%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.

For comparative purposes, certain prior period amounts have been reclassified to facilitate comparisons with the current year financial reporting.

Foreign Currency Translation

The functional currency was Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). The accumulated other comprehensive income as of December 31, 2009 and 2008 was $1,136,896 and $946,834, respectively. The foreign currency translation gain/(loss) for the years ended December 31, 2009 and 2008 was $190,062 and ($490,239), respectively.

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

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis.  As of December 31, 2009 and 2008, the allowance for doubtful accounts was $764,302 and $503,102, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”), (formerly, Staff Accounting Bulletin (“SAB104”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured.  The Company derives revenue from activities as a landline and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue).  The Company recognizes revenue from prepaid calling cards as the services are provided.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $132,205 and $220,058 as of December 31, 2009 and December 31, 2008, respectively.

Cost of Service

Cost of service includes origination, termination, network and billing charges from telecommunications operators, out payment costs to content and information providers, network costs, data center costs, facility costs of hosting network and equipment, and costs of providing resale arrangements with long distance service providers, costs of leasing transmission facilities and international gateway switches for voice and data transmission services.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 “Compensation-Stock Compensation”, (“ASC 718”) (formerly SFAS No. 123(R)), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

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

The Company has filed or is in the process of filing tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome is unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial condition or cash flows.

Comprehensive Income/(Loss)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. For the 2009 and 2008 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

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

The following table summarizes fair value measurements by level at December 31, 2009 for financial assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Warrant liabilities	$-	$16,626,126	$-	$16,626,126
Conversion feature	2,899,801	-	-	2,899,801
Total liabilities	$2,899,801	$16,626,126	$-	$19,525,927

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued guidance which is now part of ASC 810-10, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 “ (formerly Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ). This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted this guidance on January 1, 2009, the beginning of its 2009 fiscal year, which resulted in certain reclassifications related to the noncontrolling interest in the consolidated financial statements.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now part of ASC 350-30 General Intangibles Other than Goodwill (previously Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Position is effective for fiscal years beginning after December 15, 2008 and applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The adoption of SFAS No. ASC 350-30 did not have a material impact on the Company’s consolidated financial statements.

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

Note 4. Long-term Earnest Deposit

Long-term earnest deposits to various telecom carriers during the course of its operations amount to $330,946 as at December 31, 2009 compared with $310,356 as of December 31, 2008.  The deposits are refundable at the termination of the business relationship with the carriers.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets recorded at $2,657,019 as of December 31, 2009, compared with $1,916,967 as of December 31, 2008.  The 2009 amount consists primarily of prepaid Value Added Tax (“VAT”), unvested stock related compensation for management and consultants and advances to ValidSoft Limited (“ValidSoft”) made pursuant to the Bridging Loan Agreement (also see Note 28).

Note 6. Deferred Financing Costs

Deferred financing costs consist of commissions, warrants issued to placement agents, associated expenses and legal fees for the convertible 12% secured notes. At December 31, 2009 and 2008 deferred financing costs were $3,033,277 and $0 respectively, and are amortized over the term of the convertible 12% secured notes.

Note 7. Property & Equipment

The Company has evaluated the nature of its systems engineering and software programming activities and relevance to its business activities and has concluded that the reclassification of these investments from Intangibles to Property and Equipment more accurately reflects the nature and financial reporting of the Company. Typically these investments pertain to the Company’s:

•	Intelligent Network (IN) platform (Infitel Suite, Inficore, Infiscript)

•	CRM provisioning software

•	Mediation, Rating & Pricing engine

•	Operations and Business Support software

•	Network management tools

Property and equipment at December 31, 2009 and 2008 consists of:

	Average Estimated Useful Lives	December 31, 2009	December 31, 2008
Leasehold improvements	3	$--	$10,433
Furniture and fixtures	5	219,469	78,278
Computer, communication and network equipment	3 - 10	8,071,138	6,395,032
Software	5	4,410,714	4,632,430
Automobiles	5	135,455	133,202
Construction in progress		1,009,969	1,047,248
		13,846,745	12,296,623

Less: accumulated depreciation		(6,072,883)	(5,951,510)

		$7,773,862	$6,345,113

Total depreciation expense for the year ended December 31, 2009 totaled $ 2,246,669 compared to $1,645,137 for the same period of 2008.

Note 8. Intangible Assets - Customer Contracts, Licenses and Interconnects

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects.

Intangible assets as of December 31, 2009 and 2008 consisted of the following:

	Average Estimated Useful Lives	December 31, 2009	December 31, 2008
Customer Contracts, Licenses & Interconnect	5 - 10	$12,282,126	$12,104,634

Less: Accumulated Amortization and impairment charges		(8,371,763)	(3,912,241)

Impairment of intangible assets		--	(3,730,524)
		$3,910,363	$4,461,869

Estimated amortization for:

Years Ending December 31,
2010	$764,302
2011	764,302
2012	762,078
2013	724,082
2014	652,882
Thereafter	242,717
$3,910,363

Intangible asset amortization expense for the year ended December 31, 2009 totaled $804,792 compared to $1,258,107 for the same period of 2008.

Intangible Assets Impairment charge

The Company assessed the carrying value of its intangible assets as of December 31, 2009.  As a result of this assessment, the Company determined that the value of certain specific intangible assets was not higher than the estimated recoverable value and therefore no impairment charge was recorded during 2009. In 2008 the company recorded an impairment charge of $3,730,524. In the evaluation of its Intangible Assets, the Company estimated the discounted future cash flows directly associated with the asset and compared these to the asset’s carrying amount.

Note 9. Overdraft

In 2004, Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of December 31, 2009, the overdraft balance, including accrued interest totaled, $250,022 compared to $223,663 as of December 31, 2008.  The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time.

The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.  As of December 31, 2009, Moba Consulting Partners B.V., a subsidiary of the Company, had an overdraft of $101,567 compared to $99,240 as of December 31, 2008 on one of the company’s bank accounts.

Note 10. Accrued Expenses

	December 31, 2009	December 31, 2008
Accrued Selling, General & Administrative expenses	$589,630	$513,722
Placement fees	-	491,100
Accrued cost of sales and network	307,172	14,140
Accrued taxes	855,370	227,896
Accrued interest payable	552,393	439,290
Other	434,432	203,856
Total accrued expenses	$2,738,998	$1,890,004

Note 11. Advances from Related Parties

As at December 31, 2009 and 2008 the Company had $13,287 and $274,762, respectively as payable to related parties.

Note 12. Loans Payable

Loans payable at December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009	December 31, 2008
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$320,339	$320,520
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	191,407	191,516
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	85,106	85,154
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,684	283,845
Total	$880,536	$881,035

Elephant Talk Ltd has executed a credit facility with a bank in Hong Kong since June 29, 2004, under which Elephant Talk Ltd has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $552,393 as of December 31, 2009. As a result of the default, the entire loan balance outstanding at December 31, 2009, totaling $880,536, is due and payable to the bank. Furthermore, Elephant Talk Ltd is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd has recorded $ 5,408 and $111,361 in interest expense and default interest expense, respectively, on loans payable as of December 31, 2009 and $9,062 and $103,560 in interest expense as of December 31, 2008. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

Note 13. Loan from related parties

The Company’s 51% owned subsidiary ET-UTS N.V. has received $437,161 in interest bearing (8% per annum) unsecured loans from United Telecommunication Services N.V., the 49% shareholder in the subsidiary. No maturity date has been fixed.

Note 14. 12% Secured Convertible Notes

On July 31, August 18, September 3, September 30 and October 30, 2009, the Company consummated closings of its private placement offerings of Units comprised of 12% secured convertible promissory notes (the ‘Notes”) and warrants to purchase shares of no par value common stock to accredited investors. The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company sold an aggregate of $12,333,020 principal amount of Notes and delivered Warrants to purchase an aggregate of 12,333,020 shares of the Company’s no par value common stock at a purchase price of $1.00 per share. The Company intends to use the net proceeds from the Offering primarily for working capital.

The Notes are convertible at the option of the holder into no par value common stock, of the Company at a conversion price equal to eighty five percent (85%) of the price at which shares are sold in a future public offering currently contemplated by the Company if consummated; provided, however, that if the public offering is not consummated on or before March 31, 2010, the conversion price shall be equal to eighty five percent (85%) of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010 (the “March 31, 2010 Conversion Price”); provided further, however, that if at any time following the earlier of the closing of the Public Offering or March 31,2010, the twenty (20) day average closing price of the Common Stock for any twenty (20) consecutive trading days exceeds two hundred percent (200%) of the Public Offering closing price or of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010, as applicable, that any Notes which remain unconverted shall automatically convert into shares of the Common Stock at the Conversion Price or the March 31, 2010 Conversion Price, as applicable. For further details see also Note 27.

Note 15. Warrant liabilities

We have issued warrants in connection with the private placements of our common stock during the second half-year of 2009. The warrants include conversion provisions that require us to record them at fair value as a liability in accordance with ASC 815 (formerly EITF 00-19), with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The fair value of the warrants issued to investors and placement agents in connection with the 2009 private placement offerings were $16,087,741 upon issuance and are valued at $16,626,126 as of December 31, 2009. Part of the fair value consisted of the warrants issued to placement agents in connection with the 2009 private placement offerings were valued at $2,297,498 as of December 31, 2009.  The warrants issued to placement agents were capitalized as deferred financing costs (see note 6) and were valued using the black scholes model and the inputs in accordance with ASC 505.

Note 16. Conversion feature

A conversion feature (promissory note-holders will receive a discount of 15% when converting the principal into shares instead of cash repayment) was recognized at fair value on the respective issuance dates of the Notes as a discount and will be amortized using the effective interest rate method from issuance to the maturity date of the respective Notes. The conversion feature will be marked to market each reporting date with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the conversion feature issued in the quarter ending December 31, 2009 totaled $985,172 which exceeded the remaining face value of the Notes issued after deducting the warrant liability by $985,172 which was expensed in the current quarter as finance/interest expense. The fair value of the aggregate conversion feature was $2,899,801 as of December 31, 2009.

Note 17.  Related Party Transactions

On January 27, 2009, QAT II Investments SA (“QAT II), a closed-end sister fund of QAT Investments SA, entered into a loan agreement with the Company whereby QAT II agreed to provide the Company with $1,409,700. According to the terms, the loan will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II and the Company sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by June 30, 2009.  On February 15, February 23, and March 31, 2009 QAT II entered into three loan agreements with the Company whereby QAT II agreed to provide the Company with $643,650, $637,250 and $660,400 respectively.  The outstanding principal of $3,351,000 and interest at a rate of twelve percent (12%) per annum shall become immediately due and payable in the event the Company fails to make required payments of principal and interest, or otherwise breaches the agreements and fails to cure such breach upon twenty (20) days notice, or if it disposes of its properties or assets without QAT II’ prior consent, or if it files a petition for bankruptcy or otherwise resolves to wind up its affairs.  All agreements and amounts were entered in Euro’s. Accordingly, deviations may occur with prior 8-K filings due to different exchange rate usage.

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

In connection with the potential acquisition of ValidSoft, on March 16, 2009, the Company entered into an agreement with QMG under which QMG will conduct due diligence of ValidSoft in exchange for an amount equal to 3% of the consideration paid by the Company under the First Acquisition Agreement. The ValidSoft acquisition was subsequently consummated on March 17, 2010, see “Subsequent Events” footnote (Note 30).

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

Partial conversion of loans

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

On July 31, 2009, QAT II converted $4,100,000 provided under the loan agreements into $4,100,000 in Notes and Warrants as part of the First Closing with respect to the Offering (see note 14). On October 30, 2009, QAT II converted $1,332,383 into Notes and Warrants as part of the Fifth Closing with respect to the Offering.

Compensation of QMG

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

.
Note 18. Shareholders’ equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company currently has 53,695,984 common shares issued and outstanding as of December 31, 2009. The shares issued and outstanding as per the stock transfer agent’s records are 53,941,884, and include 245,900 shares which were cancelled by the Company prior to 2006.  However, these shares were not returned to the stock transfer agent and never cancelled on the Company’s records. These shares have been blocked for trading by the Stock Transfer Agent.

Shares awarded in 2008, issued in 2009

On May 8, 2008 the Company entered into a placement agent agreement with Quercus Management Group N.V. (“QMG”) and Amelia pursuant to which QMG and Amelia were each issued 16,667 shares of common stock of the Company in connection with their participation in the financing (the “2008 Financing”). The fair value of the 33,334 shares on issuance was $50,001 and was recognized as an expense and credited to “Shares issued for financing”

On March 31, 2008, in lieu of cash compensation owed to QMG and Amelia for their services in connection with the 2008 financing, we issued 34,000 shares of common stock to QAT (at the request of QMG) and 33,000 shares of common stock to Amelia. The fair value of the 67,000 shares on issuance was $40,000 and was recognized as an expense and credited to “Shares issued for financing”.

In the fourth quarter of 2008, pursuant to four restricted stock agreements, we issued an aggregate of 2,420,833 to our non-executive directors in consideration for services rendered in connection with their positions on our board of directors.

On January 2, 2009, in lieu of a cash payment regarding a previous private placement, RWC accepted 742,000 shares of our common stock, based on a share price of $0.60 per share. The fair value of the 742,000 shares on issuance was $445,100 and was recognized as an expense and credited to “Shares issued for financing”.

On February 3, 2009, 23,982 shares of common stock were issued to RWC as part of the Incentive Payment. The fair value of the 23,982 shares on issuance was $35,973 and was recognized as an expense and credited to “Shares issued for financing”

Shares issued in 2009

On January 20, 2009, we entered into an agreement with Alliance Advisors LLC. As consideration for investor relations, consulting services to be provided through January 20, 2010 we agreed to pay Alliance $20,000 to $ 25,000 per quarter plus 200,000 restricted shares already issued in 2009. The fair value of the 200,000 restricted shares on issuance was $130,000 and was recognized as an expense and credited to “Shares issued to consultants”.

On March 31, 2009, we entered into an agreement with OTC Global Partners, LLC (“OTC Global”).  As consideration for financial consulting services to be provided through September 30, 2009, we agreed to pay OTC Global $10,000 per month, budget expenses of up to $50,000 subject to our prior approval, and 100,000 restricted shares of our common stock. The fair value of the 100,000 restricted shares on issuance was $70,000 and was recognized as an expense and credited to “Shares issued to consultants”.

On September 16, 2009, the company issued 7,300 shares to a consultant with a value of $5,389.

On June 30, 2009, we issued 124,800 shares of our common stock to QAT as consideration for the services provided by Steven van der Velden, our Chairman, President and Chief Executive Officer.  The shares of common stock were issued directly to QAT pursuant to an agreement between QAT and Mr. van der Velden. The fair value of the 124,800 shares on issuance was $74,880 and was recognized as an expense and credited to “Shares issued for management compensation”

On June 30, 2009, we issued an aggregate number of 500,000 shares of our common stock to our management team (four persons) for successfully meeting of targets set by the company. The fair value of the 500,000 shares on issuance was $395,000 and was recognized as an expense and credited to “Shares issued for management compensation”

The aforementioned securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of promulgated under the Securities Act.

On June 2, 2009 a former chief financial officer returned 420,368 shares with a fair value of $192,694.

On September 14, 2009 a former director returned 536,625 shares with a fair value of $0 to the Company. The former director has filed a lawsuit against the Company, see note 24 for further details.

The following table summarizes the shares issued for the year ended December 31, 2009:

Computation of Full Dilution - December 31, 2009	Number of shares issued

December 31, 2008 Total number of shares issued	50,433,260

Shares issued, sold in 2008	468
Shares issued for financing	866,316
Shares issued for directors compensation	2,420,833
Shares issued for consultants	307,300
Shares returned by former CFO	(420,368)
Shares issued for management compensation	624,800
Shares returned by former director	(536,625)
December 31, 2009 Total number of shares issued	53,695,984

Note to Warrants

Warrants issued in 2009

On March 30, 2009, we entered into a Letter Agreement with Spencer Clarke LLC (“Spencer Clarke”).   In consideration of our payment to Spencer Clarke of $50,000 in cash and 300,000 warrants to purchase shares of our common stock at an exercise price of $1.25, Spencer Clarke agreed to reduce certain compensation to which it may be entitled pursuant to a prior engagement agreement by and between Spencer Clarke and us. The Letter Agreement provides that in connection with certain possible future offerings of our securities, to the extent such securities are sold to certain investors listed in the Letter Agreement we shall pay to Spencer Clarke 5.5% of the gross proceeds raised from such investors, or 2.75% of gross proceeds to the extent they are raised on a back-stop funding provided by Spencer Clarke from these investors.  We also agreed to issue to Spencer Clarke warrants to purchase our common stock in an amount equal to 5.5% of the number of shares sold to such investors in an offering.  The warrants will be exercisable at a price per share equal to the lower of (i) the exercise price of the warrants sold in such offering; or (ii) 100% of the price of the shares of common stock sold in the offering or issuable upon conversion of equity linked securities sold in the offering.

On July 31, 2009, the Company consummated the first closing of its private placement offering (the “Offering”) of Units comprised of 12% secured convertible promissory notes (the “Notes”) and warrants to purchase shares of common stock (the “Warrants”, and together with the Notes, the “Securities”) to accredited investors (“Investors”).  The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  The Company sold an aggregate of $5,111,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 5,111,000 shares of the Company’s common stock at a purchase price of $1.00 per share

On August 18, 2009, the Company consummated the second closing of its Offering.  At the second closing, the Company sold an aggregate of $1,185,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 1,185,000 shares of the Company’s common stock at a purchase price of $1.00 per share.

On September 3, 2009, the Company consummated the third closing of its Offering.  At the third closing, the Company sold an aggregate of $1,270,837 principal amount of Notes and delivered Warrants to purchase an aggregate of 1,270,837 shares of the Company’s common stock at a purchase price of $1.00 per share.

On September 30, 2009, the Company consummated the fourth closing of its Offering.  At the fourth closing, the Company sold an aggregate of $650,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 650,000 shares of the Company’s common stock at a purchase price of $1.00 per share.

On October 30, 2009, the Company consummated the fifth of its.  At the fifth closing, the Company sold an aggregate of $4,116,383 principal amount of Notes and delivered Warrants to purchase an aggregate of 4,116,383 shares of the Company’s common stock, no par value (“Common Stock”) at a purchase price of $1.00 per share.

(B) Class B Preferred Stock

The Company’s Articles of Incorporation (“Articles”) authorize the issuance of 50,000,000 shares of no par value Class B Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company’s Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

During 2009 or 2008 the Company did not issue any shares of Preferred Stock.

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

Note 20. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2000 Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 160,000 common shares and 160,000 stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 12,000 shares of common stock and 160,000 stock options remain available for grant at December 31, 2009.

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of December 31, 2009, 344,342 stock options outstanding. There are remaining 600,000 shares and 55,658 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of December 31, 2009:

	Number of shares	Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2008	366,009	$2.25	$453,917
Granted in 2009	--	--	--
Exercised	--	--	--
Cancelled/Forfeited	21,667	2.25	26,871
Outstanding as of December 31, 2009	344,342	$2.25	$427,046

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options will generally vest on December 31, 2009, or if there is a change of control in the Company.

The options will expire on December 31, 2011 or later depending on granting date.

The cancelled/forfeited options during 2009 were granted in 2007 (9,667) and 2008 (12,000).

Following is a summary of the status of options outstanding at December 31, 2009:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	344,342	2.61 years	$2.25	262,142	$2.25

At December 31, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was approximately $38,915.

2008 Long-Term Incentive Plan

The 2008 plan was adopted on January 15, 2008, and approved by our shareholders on the same date at our annual meeting. This incentive plan authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008. As of December 31, 2009, a total of 976,00 stock options and 507,300 shares had been granted under this plan. Options granted generally begin vesting over a three (3) year period after grant date although already Options have been granted with a shorter period than three (3) years. Options generally expire two (2) years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of December 31, 2009:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2008	366,009	$0.60	$159,696
Granted in 2009	631,658	$1.04	$496,481
Exercised	--	--	--
Cancelled/Forfeited	21,667	$0.60	$9,454
Outstanding as of December 31, 2009	976,000	$0.89	$646,723

The options granted in 2009 were granted with an average exercise price of $0.886. The initial fair market value of the options granted using the Black-Sholes options model for these options has been valued at $496,481 at their initial grant-date.

Following is a summary of the status of options outstanding at December 31, 2009:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60-1.20	976,000	4.9 years	$0.89	62,500	$1.09

The weighted average assumptions used so far for the options granted in 2009 using the Black-Scholes options model are: volatility of 154%, term of 5.79 years and a Risk Free Interest Rate assumption of 1.546%. The expected dividend yield is zero.

At December 31, 2009 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, but not yet recognized in the profit and loss was approximately $434,219.

Stock-Based Compensation Expense

Under the provisions of ASC 718, the Company recorded for the three months ended December 31, 2009, $405,531in stock-based compensation expense for management shares, Non-Qualified Stock and Option Compensation Plan and shares issued for consultancy and employee compensation. For the comparable period in 2008 the expensing was $159,113. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123(R).

Note 21.  Income taxes

Income tax expense (benefit) for the year ended December 31, 2009 and 2008 is summarized as follows:

	December 31, 2009	December 31, 2008
Current:
Federal	$(5,881,961)	$(5,444,950)
State	(1,037,993)	(960,874)
Deferred Taxes	6,920,754	6,406,624

Income tax expense	$800	$800

The following is a reconciliation of the provision for income taxes at the United States federal statutory rate to the foreign income tax rate at December 31, 2009:

	2009	2008
Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Foreign income tax rate difference	8,1%	6,5%
Change in valuation allowance	31,9%	33,5%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2009 are as follows:

Deferred tax assets:	2009	2008
Deferred Tax Asset	$24,934,030	$18,013,756
Total gross deferred tax assets	24,934,030	18,013,756
Less: Valuation allowance	(24,934,030)	(18,013,756)
Net deferred tax assets	$—	$—

At December 31, 2009, the Company had accumulated deficit carry forwards of approximately $ 62,335,076. Pursuant to Dutch income tax laws, losses may be carried forward indefinitely. However, loss carry-back is permitted for three years. Utilization of the net operating losses may be prohibited after a change of 30% or more of the ultimate control in a company.

The net change in the valuation allowance during the twelve months period ended December 31, 2009 was $ 6,920,274.

At December 31, 2008, the Company had accumulated deficit carry forwards of approximately $ 45,035,192. Pursuant to Dutch income tax laws, losses may be carried forward indefinitely. However, loss carry-back is permitted for three years. Utilization of the net operating losses may be prohibited after a change of 30% or more of the ultimate control in a company.

The net change in the valuation allowance during the twelve months period ended December 31, 2008 was $6,405,823.

A valuation allowance of $ 24,934,030 and $ 18,013,756 at December 31, 2009 and 2008, respectively, has been recorded against deferred tax assets as the Company was unable to conclude that it is more likely than not that such deferred tax assets will be realized.

As of December 31, 2009, we had net federal operating loss carry forwards and state operating loss carry forwards of approximately $ 22.9 million. The net federal operating loss carry forwards begin to expire in 2018 and the net state operating loss carry forwards begin to expire in 2012. The net operating loss carry forwards for foreign countries amounts to approximately $ 38.4 million. In all foreign countries various periods of expiration dates are applicable.

 Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company.  In the event we have a change in ownership, utilization of the carry forward could be restricted.”

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 with no impact to our consolidated financial statements. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. As of December 31, 2009 and 2008, we accrued FIN48 reserve of $480,000 and $0, respectively for uncertain tax benefit, including interest and penalties.

Note 22.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of December 31, 2009 and December 31, 2008 were as follows

		Noncontrolling interest Balance at
Subsidiary	Noncontrolling Interest %	December 31, 2009	December 31, 2008

ETC PRS UK	49%	$10,516	$10,807
ETC PRS Netherlands	49%	140,462	144,344
ET ME&A Holding WLL	49%	--	--
ET Bahrain WLL	1%	3,180	1,388
ET ME&A FZ LLC	49.46%	35,242	35,227
ET UTS Curacao	49%	--	--

Total		$189,400	$191,767

Note 23.  Commitments

Commitments of the Company relating to leases, co-location and office rents, regulatory and interconnection fees are as follows:

Years ending December 31,
2010	2,448,743
2011	2,267,667
2012	2,451,194
2013	1,713,150
2014	88,260
Total	$8,969,015

As of December 31, 2009 the commitments of the Company relating to purchase orders are valued at cost of $ 607,416.

Note 24.  Litigation

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

(c) Russelle Choi Litigation

On September 12, 2008, an action was commenced against the Company by Russelle Choi (“Choi”), our former CEO and director, in the California Superior Court, Orange County, in a matter entitled Choi v. Elephant Talk Communications, Inc., Case No. 30-2008-00111874.  Choi alleges that the Company breached a termination agreement and a consulting agreement entered into between the Company and Choi.  By August 19, 2009 the Company had settled both the dispute on the termination agreement as well as the dispute regarding the alleged breach of the consulting agreement. The entire action was dismissed by Choi with prejudice on June 8, 2009.

(d) Manu Ohri Litigation

On March 26, 2009, an action was commenced against the Company by Manu Ohri (“Ohri”), our former Chief Financial Officer, in the California Superior Court, Orange County, in a matter entitled Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609.  Ohri alleges  breach of a written contract, breach of an oral contract, and a common count for services rendered.  Ohri claims, among other things, $427,816 in unpaid severance payments, $56,951 owed under an oral consulting agreement, and stock options payable under the oral consulting agreement with a net value of $622,000.  The Company denies all material allegations of Ohri’s complaint and asserts various affirmative defenses.  The Company also filed and served a cross-complaint against Ohri, who then filed and served an answer, denying the material allegations of our cross-complaint.

The parties are continuing with pretrial discovery, and a jury trial is scheduled to start June 11, 2010.

(e) Bruce Barren Litigation

On December 30, 2009, an action was commenced against the Company by Bruce Barren (“Barren”), a former director of the Company from January 2008 to May 2009, in the California Superior Court, Los Angeles County, in a matter entitled Bruce Barren v. Elephant Talk Communications, Inc., Case No. BC429032.  Barren alleges causes of action for breach of a restricted stock agreement, breach of the implied covenant of good faith and fair dealing, breach of an oral employment agreement, and common counts for services rendered—despite entering into a settlement agreement and full release of any claims against the Company shortly after his resignation in May 2009.

The Company believes that all of Mr. Barren’s such claims are without merit and has answered his complaint, denying all material allegations and asserting various affirmative defenses. We intend to continue to vigorously defend ourselves against these claims.

(f) Chong Hing Bank Litigation

On December 15, 2009, an action was commenced against the Company by Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a publicly listed Hong Kong company (the “Bank”), in the California Superior Court, Orange County, in a mater entitled Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company.  The Bank alleges that ETL is in default on the loans and overdraft account, and that $1,536,792.28 plus interest is currently due.  The Bank alleges that the Company is liable to repay the loans and overdraft account.  The Bank is suing the Company for breach of contract and common counts.

At this time the Company intends to vigorously challenge the Bank’s claims.

Note 25. Segment information

Year ended December 31, 2009

			EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Hong Kong /	Middle East	The Americas	TOTAL
Revenues from unaffiliated
customers:	$33,610,555	$2,277,766	$6,117,537	$431,548	$42,437,406	$753	$1,207,298	$5,500	$43,650,957

Operating income (loss)	$(2,242,451)	$306,505	$(3,111,328)	$(753,604)	$(5,800,877)	$(254,678)	$(97,699)	$(4,386,693)	$(10,539,946)

Net income (loss):	$(2,216,043)	$306,499	$(3,110,907)	$(752,157)	$(5,772,607)	$(1,204,025)	$(98,887)	$(10,224,365)	$(17,299,884)

Identifiable assets	$5,156,354	$1,459,767	$11,066,207	$559,357	$18,241,686	$602,574	$518,745	$5,063,772	$24,426,776

Depreciation and amortization	$(110,968)	$(211,707)	$(1,892,639)	$(97,106)	$(2,312,420)	$(51,397)	$(41,507)	$(646,137)	$(3,051,461)

Capital expenditure	$103,893	$30,105	$3,080,942	$-	$3,214,940	$438,989	$-	$215,220	$3,869,149

Year ended December 31, 2008

	EUROPE
						Far East		The
	Netherlands	Spain	Switzerland	Others	Total	Hong Kong /	Middle East	Americas	TOTAL
Revenues from unaffiliated
customers:	$32,745,079	$2,772,295	$7,350,985	$1,183,707	$44,052,067	$10,832	$296,108	$5,500	$44,364,507

Operating income (loss)	$(2,551,663)	$234,895	$(6,276,743)	$602,475	$(7,991,036)	$(975,766)	$(255,682)	$(5,224,126)	$(14,446,610)

Net income (loss):	$(2,526,822)	$234,889	$(6,276,716)	$610,213	$(7,958,435)	$(1,817,334)	$(215,861)	$(6,023,728)	$(16,015,358)

Identifiable assets	$3,713,315	$1,626,346	$8,835,496	$629,304	$14,804,462	$219,608	$801,527	$3,630,475	$19,456,073

Depreciation and amortization	$(195,105)	$(229,930)	$(3,446,152)	$(82,823)	$(3,954,011)	$(48,250)	$(8,774)	$(2,622,733)	$(6,633,768)

Capital expenditure	$45,297	$1,242	$1,998,496	$-	$2,045,035	$58,490	$34,664	$40,289	$2,178,478

Note 26 . Concentrations

Customers in excess of 10% of total revenues were as follows:

For the year ended December 31, 2009, the Company had a customer in the Netherlands, which accounted for revenue of $21,905,840. For the same periods in 2008, this same customer accounted for $25,195,711

Note 27. Loans and Convertible Notes (Private Placement)

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

Separately, on July 31, 2009, the Company consummated the first of its private placement offering (the “Offering”) of Units comprised of 12% secured convertible promissory notes (the “Notes”) and warrants to purchase shares of common stock, no par value (the “Common Stock”) (the “Warrants”, and together with the Notes, the “Securities” to accredited investors (“Investors”). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In the First Closing the Company sold an aggregate of $5,111,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 5,111,000 shares of the Company’s common stock at a purchase price of $1.00 per share. After taking into consideration the conversion of $4.1 million of existing QAT II loans into the First Closing, the Company received cash proceeds of $1.0 million.

The Notes are convertible at the option of the holder at the Conversion Price; provided, however, that if the Public Offering is not consummated on or before March 31, 2010, the Conversion Price shall be equal to the March 31, 2010 Conversion Price; provided further, however, that if at any time following the earlier of the closing of the Public Offering or March 31, 2010, the twenty (20) day average closing price of the Common Stock for any twenty (20) consecutive trading days exceeds two hundred percent (200%) of the Public Offering closing price or of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010, as applicable, any Notes which remain unconverted shall automatically convert into shares of the Common Stock at the Conversion Price or the March 31, 2010 Conversion Price, as applicable.

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

The Warrants entitle the holders to purchase warrant shares for a period of five years from the date of issuance and contain certain anti-dilution rights and a cashless exercise feature on terms specified in the Warrants. In the event the trading price of the Common Stock exceeds $2.00 for twenty (20) consecutive trading days, the Company has the option to require that the Investors exercise the Warrants. In the event the Investor chooses not to exercise the Warrants in this case, the Investor will receive such number of Warrant Shares as the Investor would be entitled to receive pursuant to a cashless exercise.

On August 18, 2009, the Company consummated the second closing (the “Second Closing”) of the Offering.  In the Second Closing the Company sold an aggregate of $1,185,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 1,185,000 shares of the Company’s common stock at a purchase price of $1.00 per share.

On September 3, 2009, the Company consummated the third closing (the “Third Closing”) of the Offering.  In the Third Closing the Company sold an aggregate of $1,269,843 principal amount of Notes and delivered Warrants to purchase an aggregate of 1,269,843 shares of the Company’s Common Stock at a purchase price of $1.00 per share.

On September 30, 2009, the Company consummated the fourth closing (the “Fourth Closing”) of the Offering.  In the Fourth Closing the Company sold an aggregate of $650,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 650,000 shares of the Company’s common stock at a purchase price of $1.00 per share.

On October 30, 2009, the Company consummated the fifth closing (the “Fifth Closing”) of the Offering.  In the Fifth Closing the Company sold an aggregate of $4,116,383 principal amount of Notes and delivered Warrants to purchase an aggregate of 4,116,383 shares of the Company’s common stock at a purchase price of $1.00 per share

The Company intends to use the net proceeds from the Offering for working capital purposes. The Company is obligated to register the shares of Common Stock underlying the Notes and Warrants pursuant to unlimited piggy-back registration rights granted to the Investors.

Note 28. Related Party Transactions

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

Quercus Management Group N.V. (“QMG”), an entity affiliated with certain officers and directors of the Company served as European placement agent for the Offering.  In the aggregate, QMG raised $4,837,632, entitling it to 774,022 Warrants (equal to 8% of the aggregate amount of Notes and Warrants sold in the Offering, including those Notes and Warrants sold to affiliates of the Company), an 8% selling concession equal to $387,011 and 2% non-accountable expenses and fees equal to $96,753.  Of the $4,837,632 raised by QMG, $4,399,995 (or 91% of the total) was raised from parties affiliated with the Company (including the $4,100,000 conversion by QAT II).

Note 29. ValidSoft, Limited Transactions

On June 17, 2009, the Company and ValidSoft Limited a company organized under the laws of the Republic of Ireland entered into a Collaboration Agreement (the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, the Company and ValidSoft will bundle and sell products offered by the Companies. The Companies have granted each other worldwide licenses for their intellectual property in connection with the distribution, marketing and sale of products to be offered. The Companies have agreed to terms regarding the allocation of revenue generated by the sale of the bundled products, and to indemnify the other party in the event of losses arising from a breach of the Collaboration Agreement by either the Company or ValidSoft. The Agreement has a term of ten years.

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

Pursuant to the earlier HOT Agreement of February 23, 2009, a Bridging Loan Agreement, and subsequent amendments, on December 31 2009, the Company had advanced a total of $1,736,756 excluding accrued interest, to ValidSoft.

Note 30. Subsequent Events

On February 3, 2010, February 24, 2010 and March 26, 2010 we entered into loan agreements with QAT II, an investment firm related to our officers and directors, having an approximate aggregate value of $2,320,000 (based on exchange rates published in the Wall Street Journal).  These loan agreement provides that we will pay interest at a rate of fourteen percent (14%) per annum on the outstanding balance and provides the principal and interest shall be due and payable on the earlier of: (i) 180 days from the date of the loan or (ii) in the event we consummate an equity or debt financing of at least $5,000,000 (a “Placement”); provided, however, QAT II has the ability to convert the principal and accrued interest outstanding as of the date of the Placement into the same type of equity or debt securities issued by us and on the same terms and conditions offered to other investors in the Placement.  The outstanding principal and interest shall become immediately due and payable in the event we fail to make required payments of principal and interest, or otherwise breaches the loan agreement and fail to cure such breach upon twenty (20) days notice, or if it disposes of its properties or assets without QAT II’s prior consent, or if we files a petition for bankruptcy or otherwise resolves to wind up our affairs.

On March 17, 2010 the Company completed the acquisition of ValidSoft. The acquisition will be effective from April 1, 2010. The advances by the Company to ValidSoft totaling $1,736,756 as of December 31, 2009 will reclassified as intracompany loans and subsequently eliminated upon consolidation.

On March 30, 2010 the Company appointed Mr. Phil Hickman to the Board of Directors.

The Company’s management evaluated subsequent events through March 31, 2010, the date the financial statements were issued and filed with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2009, such disclosure controls and procedures were not effective.

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

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were not effective in providing reasonable assurance that the objectives of our disclosure control system were met.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2009. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on an initial assessment as of December 31, 2009 as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, Our management determined that a material weakness within its internal control over financial reporting exists.

Our management has, based on above mentioned evaluation, concluded that our financial controls and procedures according to the standards of the Integrated Framework issued by the COSO were not effective as of the end of the period covered by this report due to a lack of personnel and technological resources.

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

Changes in Internal Control over Financial Reporting

In order to remediate the material weakness described above we have started a Sarbanes-Oxley (“SOX”) program strengthening internal controls over financial reporting in 2008. Key risks and key controls have been identified and assessed and many improvements were implemented, but remediation of all material weaknesses was not complete at year end. We aim to complete the remediation in 2010.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers and their ages as of March 31, 2010 are as follows:

			Director
Name	Age	Position	Since
Steven van der Velden	53	Chairman of the Board President, Chief Executive Officer and Director	2006
Martin Zuurbier	50	Chief Operating Officer, Chief Technical Officer and Director	2007
Yves R. Van Sante	49	Director	2006
Johan Dejager	50	Director	2006
Roderick de Greef (1)(2)(3)	48	Director	2008
Phil Hickman	59	Director	2010
Mark Nije	47	Chief Financial Officer	n/a

(1)	Member of Audit and Finance Committee.

(2)	Member of Nominating and Corporate Governance Committee.

(3)	Member of Compensation Committee

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

Phil Hickman was appointed as director on 29 March 2010. Mr. Hickman manages his own consultancy and advisory business in the fields of corporate strategy and organization, offshore banking, business process outsourcing (BPO), payment & cash management solutions, internet and telephony security, sales and marketing. Mr. Hickman is Chairman of ValidSoft, a member of the Elephant Talk Communications Group, and he is also a Director of Alfa Bank Holdings, the largest privately-owned bank in Russia and part of the Alfa Group.  He also acts as an advisor with the Bank in Russia, Ukraine, Belarus and Kazakhstan. Mr. Hickman spent 32 years in HSBC Bank plc and has been responsible for developing and implementing many areas of change and innovation both in the UK and around the world. Before leaving HSBC, Mr. Hickman was Head of Strategy & Planning HSBC Commercial Bank.

Executive Officers

Mark Nije was general manager Europe since January 1 2007, a function he held since the end of 2004 within the acquired Benoit Telecom Group. Mr. Nije was appointed Chief Financial Officer on December 15, 2008. Mr. Nije has experience in finance, project management, business development, investment management, logistics and telecommunications. Mr. Nije started as project manager and management consultant for Tebodin Consulting Engineers and Reitsma & Wertheim M&A specialists, the Netherlands. In 1990 he co-founded Logistic Management International NV (LMI), an international cargo transportation and airport handling company at the airport of Curacao, Netherlands Antilles. During those years he served as a board member and vice-chairman of the Curacao Exporters Association. From 2000-2002 Mr. Nije was co-founder and director of PickYourGifts BV, an internet start-up. In 2003 he became partner of QAT Investments SA, the Luxemburg venture capital fund, where he has been active as investment manager and/or board member in various ICT related ventures of QAT. Currently he is member of the Dutch Association of CEO’s and Directors (NCD). Mr. Nije earned his Master’s Degree in Business Administration from the Rotterdam School of Management, the Netherlands, and a Bachelor of Science Degree in Building Construction Management from the University of Reading, United Kingdom.

Mr. Nije is a cousin of the wife of Mr. van der Velden.  Other than the aforesaid, there are no family relationships between any director or executive officer. There are no arrangement between our directors and any other person pursuant to which our directors were nominated or elected for their positions other than the following:

We have agreed with Rising Water Capital, A.G., a large shareholder, and on entity in which QAT holds a 51% ownership interest, to use our best efforts to retain our current management, including Mr. van der Velden, pursuant to a settlement agreement dated May 13, 2008.

Committee Membership, Meetings and Attendance

During the fiscal year ended December 31, 2009, there were:

•	meetings of the Board of Directors;

•	meetings of the Audit Committee;

•	meetings of the Compensation Committee; and

•	meeting of the Nominating Committee.

Each director attended or participated in at least 3/4 of the meetings of the Board of Directors and his respective committees held during our fiscal year ended December 31, 2009 and during his term of service.

Board Committees

Our board of directors has established three standing committees: Audit and Finance, Nominating and Corporate Governance, and Compensation. Each Committee operates under a charter that has been approved by our board of directors.

Audit and Finance Committee

We have a separately designated standing Audit & Finance Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Audit Committee is currently composed of Roderick de Greef. Mr. de Greef was appointed on January 15, 2008; and is involved in discussions with management and our independent registered public accounting firm with respect to financial reporting and our internal accounting controls. The board of directors has determined that Mr. de Greef is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee has the sole authority and responsibility to select, evaluate and replace our independent registered public accounting firm or nominate the independent auditors for shareholder approval. The Audit Committee must pre-approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee consults with management but does not delegate these responsibilities. See “Audit Committee Report.”

The Audit Committee reviewed and discussed our audited financial statements as of and for the year ended December 31, 2009 with the Board of Directors.

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

Compensation Committee

Our Compensation Committee was formed on January 15, 2008 and consists of Roderick de Greef. Our Compensation Committee will award stock options to officers and employees. The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the company.

In 2009 this Committee reviewed the Board and Management compensation, including bonus awards upon the realization of defined targets. Stock options were granted to staff and consultants. A company wide bonus stock plan is under study of the Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed on January 15, 2008 and consists of Roderick de Greef. The Nominating and Corporate Governance Committee is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of shareholders; (3) recommending to the Board director nominees for each committee of the Board; (4) recommending to the Board the corporate governance principles applicable to the company; and (5) overseeing the annual evaluation of the Board and management. Pursuant to the Nominating and Corporate Governance Committee charter, there is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a shareholder or otherwise.

Corporate  Governance Guidelines

Our board of directors has adopted Corporate Governance Guidelines to which adherence is full commitment. The Corporate Governance Guidelines may be found on our website at www.elephanttalk.com.  We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of these Guidelines by posting such information on our website, at the address specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2009, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons except for the following:

1.
Mr. Steven van der Velden did not file timely Form 4s, but did ultimately file, on Form 5, a report pertaining to the acquisition of convertible notes and warrants by QAT Investments and the issuance of warrants to QMG in connection with the Offering..

.
2.
Mr. Johan Dejager did not file timely Form 4s, but did ultimately file, on Form 5, a report pertaining to the acquisition of convertible notes and warrants by QAT Investments and the issuance of warrants to QMG in connection with the Offering.

3.
Mr. Yves van Sante did not file timely Form 4s, but did ultimately file, on Form 5, a report pertaining to the acquisition of convertible notes and warrants by QAT Investments and the issuance of warrants to QMG in connection with the Offering.

4.
QAT Investments did not file timely, and has not filed, on Form 4 or Form 5, a report pertaining to the acquisition of convertible notes and warrants by QAT Investments and the issuance of warrants to QMG in connection with the Offering.

ITEM 11.  EXECUTIVE COMPENSATION

 Information concerning this item is contained in the Company’s Definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Beneficial Ownership of Principal Shareholders, Officers and Directors

The following table sets forth, based on 53,954,385 shares of common stock outstanding and as of March 15, 2009, certain information as to the stock ownership of each person known by us to own beneficially five (5%) percent or more of the outstanding common stock, of each of the our named officers and directors who owns any shares and of all officers and directors as a group. In computing the outstanding shares of common stock, the Company has excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Elephant Talk Communications, Inc., Schiphol Blvd 249, 1118 BH Schiphol, The Netherlands.

Name of Beneficial Holder (18)	Number of Shares of Common Stock Owned*		Percent of Class as of 15 March 2010
Rising Water Capital AG (1)	28,188,087	(2)	51.44	%(2)
CMV Invest II CVA (3)	8,689,660	(4)	14.69	% (4)
Amelia & Associates SA(5)	1,267,969	(6)	2.31	% (6)
CMV Invest CVA	1,728,697		3.20%
Q.A.T. Investments SA (1)	40,593,793	(2) (7) (8) (9) (10)	61.97	% (2) (7)(8)(9) (10)
Interfield Consultancy Ltd. (1)	975,744	(11)	1.81%
Interact WLL(12)	654,148		1.21%
Steven van der Velden	54,972,536	(13)	75.99	%(13)
Johan Dejager	43,839,403	(14)	65.31	%(14)
Yves van Sante	43,480,857	(15)	56.33	%(15)
Martin Zuurbier	28,842,235	(16)	52.64	%(16)
Mark Nije	434,912	(17)	0.81	%17)
Roderick de Greef	408,333		0.76%
All Officers and Directors as a Group	59,646,477		81.47%

*	Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

(1)
 Q.A.T. Investments, S.A. (“QAT”) holds a 51.3% interest in Rising Water Capital, A.G. (“RWC”).  Mr. van der Velden holds a 30.79 ownership interest in QAT, and also indirectly holds a 17% interest in RWC through his 100% ownership interest in Interfield Consultancy Ltd. (“Interfield”). Martin Zuurbier indirectly holds approximately a 17% ownership interest in RWC, and Dejager and van Sante hold a direct 3.73% and an indirect 3.11% interest in QAT, respectively.  Accordingly, Messrs. van der Velden, Zuurbier, Dejager and van Sante hold shared voting power and dispositive power over the shares held by RWC.  To our knowledge, RWC’s address of record is Baarerstrasse 135, 6301 Zug, Switzerland.

(2)
Includes warrants to purchase 338,029 shares of our common stock at $1.05 per share, warrants to purchase 338,029 shares of our common stock at $1.26 per share, and warrants to purchase 169,015 shares of our common stock at $1.47 per share.

(3)
Mr. van der Velden owns a 40.75% ownership interest in CMV II Invest CVA (“CMV II”), and therefore controls shared voting and dispositive power over the securities held by this entity. To our knowledge, CMV II’s address of record is Rubensheide 73, 2950 Kappellen, Belgium.

(4)	Includes warrants to purchase 3,475,864 shares of our common stock at $1.26 per share, and warrants to purchase 1,737,932 shares of our common stock at $1.47 per share.

(5)
Mr. van Sante holds a 33% ownership interest in Amelia & Associates SA (“Amelia”) and therefore holds shared voting and dispositive power over the securities held by this entity.  While Amelia holds an 18.4% ownership interest in QAT, it disclaims beneficial ownership over the securities held by QAT.  To our knowledge, Amelia’s address of record is Rue du Fort Rheinshein 7, 2419 Luxembourg.

(6)
Includes warrants to purchase 347,587 shares of our common stock at $1.05 per share, warrants to purchase 347,587 shares of our common stock at $1.26 per share, and warrants to purchase 173,794 shares of our common stock at $1.47 per share.

(7)
Includes warrants to purchase 357,172 shares of our common stock at $1.05 per share, warrants to purchase 357,172 shares of our common stock at $1.26 per share, and warrants to purchase 178,586 shares of our common stock at $1.47 per share.

(8)	Includes shares beneficially owned by RWC as described in part in footnote (20) hereof.

(9)
Includes 5,332,383 shares of common stock issuable upon conversion of two notes, one in the amount of $4 million and the other in the amount of $1.33 million, each issued to QAT Investments in the Offering and 5,332,383 shares of common stock issuable upon the exercise of two warrants issued to QAT Investments in connection with the Offering.

(10)	Includes 774,022 warrants issued to Quercus Management Group N.V., a wholly-owned subsidiary of QAT Investments, for its role as placement agent in our Offering to European-area investors.

(11)	Does not include shares of common stock held by RWC.

(12)	Mr. Zuurbier owns 100% of Interact W.L.L. and therefore has voting and dispositive power of the shares of common stock held by this entity.

(13)	Includes shares of common stock held by RWC, QAT, CMV, CMVII, and Interfield and the warrants and other securities described in notes (2) (4) (7) (9) and (10).

(14)
Includes shares of common stock held by QAT, RWC and the warrants to purchase 619,048 shares of our common stock at $1.26 per share, and warrants to purchase 309,524 shares of our common stock at $1.47 per share as well as the warrants and other securities described in notes (2) (7) (9) and (10)

(15)	Includes shares of common stock held by QAT, RWC, and Amelia and the warrants and other securities described in notes (2) (6) (7) (9) and (10).

(16)	Includes shares held by Interact and RWC and the warrants described in note (2).

(17)	Mr. Nije holds .32% and .16% of QAT and RWC, respectively, and is a partner of QAT, but does not control the voting and dispositive power of the securities held by these entities.

(18)
This does not reflect any issuances as a result of the Company’s acquisition of Validsoft on March 17, 2010, pursuant to which 10,235,739 shares of restricted common stock were issued or the issuance to Mr. Hickman of 151,011 shares on March 17, 2010.

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

In connection with the conversion of the second RWC Note we originally recorded $1,200,000 as deemed dividend as a result of reduction in the conversion price from the original conversion price. However, in the third quarter we determined that in accordance with EITF 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments” the $1,200,000 Beneficial Conversion feature should be expensed in the P&L, and this adjustment was recorded.

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

On May 8, 2008 we entered into a placement agent agreement with Quercus Management Group N.V. (“QMG”) and Amelia pursuant to which QMG and Amelia were each issued 16,667 shares of our common stock in connection with their participation in the financing (the “2008 Financing”).  In addition, pursuant to the terms of the placement agent agreement, and as part of their compensation for acting as placement agent in a private offering of securities, QMG was paid a commission of $469,764 and issued warrants to purchase 357,172 shares of OUR common stock at $1.05 per share, warrants to purchase 357,172 shares of our common stock at $1.26 per share and warrants to purchase 178,586 shares of the Company’s common stock at $1.47 per share. QAT Investments owns 100% of the outstanding capital stock of QMG. Amelia was paid a commission of $458,231 and issued warrants to purchase 347,587 shares of our common stock at $1.05 per share, warrants to purchase 347,587 shares of our common stock at $1.26 per share and warrants to purchase 173,794 shares of the Company’s common stock at $1.47 per share.

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

On January 27, 2009, QAT II Investments SA, a closed-end fund of QAT Investments, entered into a preliminary loan agreement with us whereby QAT II Investments will provide us with $1,300,000.  According to the terms, the loan will bear interest at a rate of twelve percent (12%) per annum and shall be repaid either: (1) if QAT II Investments and we sign an investment agreement, the amount due under the loan will be reduced by the investment amount pursuant to the investment agreement, or (2) if no investment agreement is executed, the principal amount of the loan plus interest is due and payable by June 30, 2009.  On February 15, 2009, February 23, 2009 and March 31, 2009, in connection with the above referenced agreement, QAT II Investments entered into three loan agreements with us whereby QAT II Investments agreed to provide us with $650,000, $650,000 and $650,000, respectively.  The outstanding principal and interest shall become immediately due and payable in the event we fail to make required payments of principal and interest, or otherwise breaches the agreements and fails to cure such breach upon twenty (20) days notice, or if it disposes of its properties or assets without QAT II Investments’ prior consent, or if we file a petition for bankruptcy or otherwise resolves to wind up its affairs. All agreements and amounts were entered in euro’s with a conversion rate used above of 1.30 EUR/USD, deviations may occur with 8-K filings due to different exchange rate usage.

On February 3, 2009, 23,982 shares of common stock were issued to RWC as part of the Incentive Payment.  As a result of our private placement of securities in excess of $1.0 million, RWC is additionally entitled, as an Incentive Payment, approximately $451,915 in cash and was issued warrants to purchase 338,029 shares of our common stock at $1.05 per share, warrants to purchase 338,029 shares of our common stock at $1.26 per share and warrants to purchase 169,015 shares of our common stock at $1.47 per share.  In lieu of the cash payment to RWC was entitled it accepted 742,000 shares of our common stock, based on a conversion price of $0.60 per shareIn connection with the loan agreements described above, on March 30, 2009 we entered into a security agreement (the “Security Agreement”) with QAT II.  The Security Agreement granted QAT II a security interest in the revenues received by us under a Spanish MVNE Agreement which management expects to be entered into by the parties (the “MVNE Agreement”).   The Security Agreement will terminate when all amounts due under the loan agreements have been paid in full by Registrant.

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

On February 3, 2010, we entered into a loan agreement with QAT II  pursuant to which QAT II agreed to lend to the Company the sum of €350,000 (or $488,775 based on the February 3, 2010 exchange rate published in the Wall Street Journal on February 3, 2010), on February 24, 2010, QAT II agreed to lend to us the sum of €850,000 (or $1,150,390 based on the February 24, 2010 exchange rate published in the Wall Street Journal on February 25, 2010) and on March 26 we entered into a loan agreement with QAT II  pursuant to which QAT II agreed to lend to the Company the sum of €500,000 (or $680,850 based on the March 26, 2010 exchange rate published in the Wall Street Journal on March 29, 2010).  These loan agreement provides that we will pay interest at a rate of fourteen percent (14%) per annum on the outstanding balance and provides the principal and interest shall be due and payable on the earlier of: (i) 180 days from the date of the loan or (ii) in the event we consummate an equity or debt financing of at least $5,000,000 (a “Placement”); provided, however, QAT II has the ability to convert the principal and accrued interest outstanding as of the date of the Placement into the same type of equity or debt securities issued by us and on the same terms and conditions offered to other investors in the Placement.  The outstanding principal and interest shall become immediately due and payable in the event we fail to make required payments of principal and interest, or otherwise breaches the loan agreement and fail to cure such breach upon twenty (20) days notice, or if it disposes of its properties or assets without QAT II’s prior consent, or if we files a petition for bankruptcy or otherwise resolves to wind up our affairs.

All future transactions between us and our officers, directors or five percent shareholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

To the best of our knowledge, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Director Independence

Our board of directors has determined that Roderick de Greef is NASDAQ Stock Market purposes. Roderick de Greef, elected in our shareholders’ meeting on January 15, 2008, was appointed to the standing committees of the Board of Directors. These committees are: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

In addition, Mr. de Greef, the only member of our Audit Committee, qualifies as “independent” under special standards established by the U.S. Securities and Exchange Commission (“SEC”) for members of audit committees. The Audit Committee also includes at least one independent member, in our case Mr. de Greef, who is determined by the board of directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Roderick de Greef is the independent director who has been determined to be an audit committee financial expert. Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. de Greef’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. de Greef any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the board of directors. Our board of directors also determined that Mr. de Greef has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.
.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by BDO Siedman (“BDO”) for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 and the review of the financial statements included in our Current Reports on Form 10-Q during the 2009 and 2008 fiscal years totaled $250,000 and $195,000 The above amounts include interim procedures as audit fees as well as attendance at audit committee meetings.

 Tax Fees. The aggregate fees billed by Kabani for professional services rendered for tax compliance, for the years ended December 31, 2009 and 2008 were $0 and $0 respectively.

The aggregate fees billed by BDO for professional services rendered for tax compliance, for the year ended December 31, 2009 and 2008 were $0 and $0 respectively

All Other Fees. The aggregate fees billed by BDO for products and services, other than the services described in the paragraphs captions “Audit Fees”, and “Tax Fees” above for the year ended December 31, 2009 and 2008  totaled $0 and $2,030.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by BDO in 2009 and 2008 consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO.

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

10.5	Convertible Promissory Note dated May 26, 2006, by the Company, in favor of Rising Water Capital, A.G. (7)

10.6	Agreement of Purchase and Sale, dated November 16, 2006, by and among the Company, Elephant Talk Europe Holding B.V. and Beltrust A.G. (8)

10.7	Form of Common Stock Purchase Agreement, dated August 31, 2007, by and among the Company and certain investors. (9)

10.8	Settlement Agreement, entered by and between the Company and Rising Water Capital AG. (10)

10.9	Loan Agreement by and between the Company and QAT II Investments dated January 27, 2009(11)

10.10	Loan Agreement by and between the Company and QAT II Investments dated February 15, 2009(12)

10.11	Loan Agreement by and between the Company and QAT II Investments dated February 23, 2009(12)

10.12	Loan Agreement by and between the Company and QAT II Investments dated March 31, 2009(12)

10.13	Security Agreement, entered into by and between the Company and QAT II Investments (12)

10.14	Loan Agreement by and between the Company and QAT II Investments dated May 27, 2009(13)

10.15	Contract for the Supply of Operation and Technical Services through a Comprehensive Technological Platform between Vizzavi Espana S.L. and the Company(14)

10.16	Collaboration Agreement by and between Validsoft Limited and the Company(15)

10.17	Loan Agreement by and between the Company and QAT II Investments dated July 1, 2009(16)

10.18	Amendments to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, and May 27, 2009 by and between QAT II Investments and the Company(16)

10.19	Side Agreement by and between Validsoft Limited and the Company(17)

10.20	Extension Agreement by and between Validsoft Limited and the Company(17)

10.21
Amendment to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, May 27, 2009, July 1, 2009 and July 8, 2009 by and between QAT II Investments and the Company(18)

10.22	Letter Agreement by and between Validsoft Limited and the Company(19)

10.23	Heads of Terms Agreement by and between Validsoft Limited and the Company(20)

10.24	Loan Agreement by and between the Company and QAT II Investments dated February 3, 2010(21)

10.25	Loan Agreement by and between the Company and QAT II Investments dated February 24, 2009(22)

10.26	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company. and the shareholders of Validsoft Limited other than Enterprise Ireland (23)

10.27	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland (23)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent public accounting firm BDO Seidman, LLP (*)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

*	Filed Herewith

**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 28, 2007.

(2)	Filed as an Exhibit to our Current Report on Form 8-K on January 22, 2008.

(3)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(4)	Filed as an Exhibit to our Current Report on Form 8-K on July 7, 2005.

(5)	Filed as an Exhibit to our Current Report on Form 8-K on December 16, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K on January 13, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K on June 5, 2006.

(8)	Filed as an Exhibit to our Current Report on Form 8-K on December 1, 2006.

(9)	Filed as an Exhibit to our Current Report on Form 8-K on November 19, 2007.

(10)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K on February 2, 2009.

(12)	Filed as an Exhibit to our Current Report on Form 8-K on April 9, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K on June 1, 2009.

(14)	Filed as an Exhibit to our Current Report on Form 8-K on June 4, 2009 and amended by a Current Report on Form 8-K filed September 17, 2009.

(15)	Filed as an Exhibit to our Current Report on Form 8-K on June 24, 2009.

(16)	Filed as an Exhibit to our Current Report on Form 8-K on July 2, 2009.

(17)	Filed as an Exhibit to our Current Report on Form 8-K on July 8, 2009.

(18)	Filed as an Exhibit to our Current Report on Form 8-K on July 21, 2009.

(19)	Filed as an Exhibit to our Current Report on Form 8-K on August 6, 2009.

(20)	Filed as an Exhibit to our Current Report on Form 8-K on November 6, 2009.

(21)	Filed as an Exhibit to our Current Report on Form 8-K on February 18, 2010.

(22)	Filed as an Exhibit to our Current Report on Form 8-K on February 26, 2010.

(23)	Filed as an Exhibit to our Current Report on Form 8-K on March 23, 2010.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELEPHANT TALK COMMUNICATIONS, INC.

Date: March 31, 2010	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director (Principal Executive Officer)	March 31, 2010
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer	March 31, 2010
Mark Nije

/s/ Martin Zuurbier	Chief Operating Officer, Chief Technical Officer, Director.	March 31, 2010
Martin Zuurbier

/s/ Yves R. van Sante	Director	March 31, 2010
Yves R. van Sante

/s/ Johan Dejager	Director	March 31, 2010
Johan Dejager

/s/ Roderick de Greef	Director	March 31, 2010
Roderick de Greef

/s/ Phil Hickman	Director	March 31, 2010
Phil Hickman