Form 10-K/A
period 2009-12-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2010-04-30
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-30061

Elephant Talk Communications, Inc.

(Exact name of registrant as specified in its charter)

California	95-4557538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Schiphol Boulevard 249
1118 BH Schiphol	N/A
The Netherlands

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  31 0 20 653 5916

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

EXPLANATORY NOTE

Elephant Talk Communications, Inc. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed on March 31, 2010 (the “Original Filling”) because a definitive proxy statement containing the information required by Part III, Item 11, will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Form 10-K/A amends Part III, Item 11 “Executive Compensation,” of the Original Filing and deletes the incorporation by reference of our definitive proxy statement.

 This Amendment amends and restates in its entirety Item 11 “Executive Compensation” and the management certifications filed as exhibits in Item 15 to the Original Filing, which have been re-executed and re-filed as of the date of this Amendment.  This Amendment does not affect any other parts of, or exhibits to, the Original Filing.

Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment must be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including amendments to those filings, if any.

ELEPHANT TALK COMMUNICATIONS, INC.
2009 ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

Page
Part III

Item 11.	Executive Compensation	4

 SIGNATURES

This Amendment is for the year-ended December 31, 2009. This Amendment, along with our annual report for the year ended December 31, 2009 (“Annual Report”), modifies and supersedes documents filed prior to the Annual Report, as amended. The SEC allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of our Annual Report.  However, we have chosen to file Part III, Item 11 “Executive Compensation” of the Annual Report through Form 10-K/A.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

PART III

ITEM 11.  EXECUTIVE COMPENSATION

 The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2009 and 2008. Individuals we refer to as our "named executive officers" include our Chief Executive Officer, Chief Technology/Chief Operating Officer and Chief Financial Officer.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Total ($)
Steven van der Velden	2008	—	—	—		—
President and CEO	2009	—	—	$193,380	(2)	$193,380

Martin Zuurbier	2008	$193,149	—	—		$193,149
COO, CTO	2009	$216,920	—	$118,500	(3)	$335,420

Mark Nije	2008	$182,175	—	—		$182,175
CFO	2009	$191,891	—	$79,000	(4)	$270,891

(1)
The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the executives in the fiscal year, valued in accordance with ASC 718 for the fiscal years ended December 31, 2008 and December 31, 2009. Pursuant to SEC rules, the amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used in calculating these dollar amounts, see Note 1 to our audited financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2008 and December 31, 2009, each as filed with the SEC. During the fiscal year ended December 31, 2009, there were no award forfeitures related to service-based vesting conditions. Changes in compensation in the above table may arise as a result of exchange rate differences. Any changes in compensation in real terms can be found in the notes below.

(2)	Comprised of 124,800 shares of restricted stock paid as salary and 150,000 shares of restricted stock as bonus in stock
(3)	Comprised of 150,000 shares of restricted stock paid as bonus in stock.
(4)	Comprised of 100,000 shares of restricted stock paid as bonus in stock.

Narrative Disclosure to Summary Compensation Table.

Employment Agreements

Except as set forth below, we currently have no written or unwritten employment agreements with any of our executive management or directors.

Steven van der Velden, President and Chief Executive Officer - We intend to enter into an employment agreement with Mr. van der Velden which will provide for his continued employment in his present capacity as President and Chief Executive Officer prior to the end of 2010. Mr. van der Velden is paid € 228,000 per annum, of which 100% is paid in the form of restricted common stock, which is consistent with prior years.  Additionally, our 2009 management incentive bonus plan provided that upon (i) execution of a definitive agreement with Vodafone and (ii) the achievement of positive EBITDA in our fourth quarter of 2009, management would receive shares of restricted common stock.  Mr. van der Velden received 150,000 shares of restricted common stock pursuant to our satisfying the first target.  Mr. van der Velden receives no fees (cash or stock) for serving on our board of directors.

Martin Zuurbier, Chief Operating Officer, Chief Technical Officer - We intend to enter into an employment agreement with Mr. Zuurbier which will provide for his continued employment in his present capacity as Chief Operating Officer and Chief Technical Officer.  Mr. Zuurbier is paid € 228,000 per annum, of which 31% is paid in the form of restricted common stock, which is consistent with prior years.  Additionally, our 2009 management incentive bonus plan provided that upon (i) execution of a definitive agreement with Vodafone and (ii) the achievement of positive EBITDA in our fourth quarter of 2009, management would receive shares of restricted common stock.  Mr. Zuurbier received 150,000 shares of restricted common stock pursuant to our satisfying the first target.  Mr. Zuurbier receives no fees (cash or stock) for serving on our board of directors.

Mark Nije, Chief Financial Officer, - We intend to enter into an employment agreement with Mr. Nije which will provide for his continued employment in his present capacity as Chief Financial Officer. Mr. Nije is paid € 210,000 per annum, of which 34% is paid in the form of restricted common stock, which is consistent with prior years.  Additionally, our 2009 management incentive bonus plan provided that upon (i) execution of a definitive agreement with Vodafone and (ii) the achievement of positive EBITDA in our fourth quarter of 2009, management would receive shares of restricted common stock.  Mr. Nije received 100,000 shares of restricted common stock pursuant to our satisfying the first target.

Administration

Our board of directors has established a compensation committee that, among other duties, will administer the Incentive Plan. The compensation committee will be composed of two members of the Board (although partly through 2009 it composed only 1 member), a majority of whom will be “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Securities Exchange Act of 1934, as amended. Members of our compensation committee will serve at the pleasure of our Board. In connection with the administration of our Incentive Plan, the compensation committee, with respect to awards to be made to any person who is not one of our directors will:

•	determine which employees and other persons will be granted awards under our Incentive Plan;
•	grant the awards to those selected to participate;
•	determine the exercise price for options; and
•	prescribe any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

With respect to stock options or restricted stock awards to be made to any of our directors, the Compensation Committee will make recommendations to our Board of Directors as to:

•	which of such persons should be granted stock options, restricted stock awards, performance units or stock appreciation rights;
•	the terms of proposed grants of awards to those selected by our Board of Directors to participate;
•	the exercise price for options; and
•	any limitations, restrictions and conditions upon any awards.

Any grant of awards to any of directors under our Incentive Plan must be approved by our Board of Directors.

In addition, the compensation committee will:

•	interpret our Incentive Plan; and
•	make all other determinations and take all other action that may be necessary or advisable to implement and administer our Incentive Plan.

Types of Awards

Our Incentive Plan permits the Compensation Committee to grant the following types of awards.

Stock Options. Stock options are contractual rights entitling an optionee who has been granted a stock option to purchase a stated number of shares of our common stock at an exercise price per share determined at the date of the grant. Options are evidenced by stock option agreements with the respective optionees. The exercise price for each stock option granted under our Incentive Plan will be determined by our Board of Directors or a committee of the Board at the time of the grant, but will not be less than fair market value on the date of the grant. Our Board of Directors or a committee of the Board will also determine the duration of each option; however, no option may be exercisable more than ten years after the date the option is granted. Within the foregoing limitations, the Board of Directors or committee of the Board may, in its discretion, impose limitations on exercise of all or some options granted under our Incentive Plan, such as specifying minimum periods of time after grant during which options may not be exercised. Options granted under our Incentive Plan will vest at rates specified in the option agreement at the time of grant; however, all options granted under our Incentive Plan will vest upon the occurrence of a change of control, as defined in the Incentive Plan. Our Incentive Plan also contains provisions for our Board of Directors or a committee of the Board to provide in the participants’ option award agreements for accelerating the right of an individual employee to exercise his or her stock option or restricted stock award in the event of retirement or other termination of employment. No cash consideration is payable to us in exchange for the grant of options.

Our Incentive Plan provides that the stock options may either be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or Non-Qualified Options, which are stock options other than Incentive Stock Options within the meaning of Sections 422 of the Code. Incentive Stock Options may be granted only to our employees or employees of our subsidiaries, and must be granted at a per share option price not less than the fair market value of our common stock on the date the Incentive Stock Option is granted. In the case of an Incentive Stock Option granted to a shareholder who owns shares of our outstanding stock of all classes representing more than 10% of the total combined voting power of all of our outstanding stock of all classes entitled to vote in the election of directors, the per share option price must be not less than 110% of the fair market value of one share of our common stock on the date the Incentive Stock Option is granted and the term of such option may not exceed five years. As required by the Code, the aggregate fair market value, determined at the time an Incentive Stock Option is granted, of our common stock with respect to which Incentive Stock Options may be exercised by an optionee for the first time during any calendar year under all of our incentive stock option plans may not exceed $100,000.

The exercise price for Non-Qualified Options may not be less than the fair market value of our common stock on the date the Non-Qualified Option is granted. Non-Qualified Options are not subject to any of the restrictions described above with respect to Incentive Stock Options. The exercise price of stock options may be paid in cash, in whole shares of our common stock, in a combination of cash and our common stock, or in such other form of consideration as our Board of Directors or the committee of the Board may determine, equal in value to the exercise price. However, only shares of our common stock which the option holder has held for at least six months on the date of the exercise may be surrendered in payment of the exercise price for the options. In no event may a stock option be exercised after the expiration of its stated term.

Stock Appreciation Rights. A stock appreciation right permits the grantee to receive an amount (in cash, common stock, or a combination thereof) equal to the number of stock appreciation rights exercised by the grantee multiplied by the excess of the fair market value of our common stock on the exercise date over the stock appreciation rights’ exercise price. Stock appreciation rights may or may not be granted in connection with the grant of an option. The exercise price of stock appreciation rights granted under the Incentive Plan will be determined by the Board of Directors or a committee of the Board; provided, however, that such exercise price cannot be less than the fair market value of a share of common stock on a date the stock appreciation right is granted (subject to adjustments). A stock appreciation right may be exercised in whole or in such installments and at such times as determined by the Board of Directors or a committee of the Board.

Restricted Stock. Restricted shares of our common stock may be granted under our Incentive Plan subject to such terms and conditions, including forfeiture and vesting provisions, and restrictions against sale, transfer or other disposition as the Board of Directors or a committee of the Board may determine to be appropriate at the time of making the award. In addition, the Board of Directors or a committee of the Board may direct that share certificates representing restricted stock be inscribed with a legend as to the restrictions on sale, transfer or other disposition, and may direct that the certificates, along with a stock power signed in blank by the grantee, be delivered to and held by us until such restrictions lapse. The Board of Directors or a committee of the Board, in its discretion, may provide in the award agreement for a modification or acceleration of shares of restricted stock in the event of permanent disability, retirement or other termination of employment or business relationship with the grantee.

Performance Units. The Incentive Plan permits grants of performance units, which are rights to receive cash payments equal to the difference (if any) between the fair market value of our common stock on the date of grant and its fair market value on the date of exercise of the award, except to the extent otherwise provided by the Board of Directors or a committee of the Board or required by law. Such awards are subject to the fulfillment of conditions that may be established by the Board of Directors or a committee of the Board including, without limitation, the achievement of performance targets based upon the factors described above relating to restricted stock awards.

Performance Bonus. The Incentive Plan permits grants of performance bonuses, which may be paid in cash, common stock or combination thereof as determined by the Board of Directors or a committee of the Board. The maximum value of performance bonus awards granted under the Incentive Plan shall be established by the compensation committee at the time of the grant. An employee’s receipt of such amount will be contingent upon achievement of performance targets during the performance period established by the compensation committee. The performance targets will be determined by the Board of Directors or a committee of the Board based upon the factors described above relating to restricted stock awards. Following the end of the performance period, the Board of Directors or a committee of the Board will determine the achievement of the performance targets for such performance period. Payment may be made within 60 days of such determination. Any payment made in shares of common stock will be based upon the fair market value of the common stock on the payment date.

DIRECTOR COMPENSATION

Compensation of Directors Summary Table

The following table represents compensation paid in 2009 to our directors who are not “named executive officers.”

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johan DeJager (1)(2)	$0	$0	$0	$0	$0	$0	$0
Yves van Sante (1)(2)	$0	$0	$0	$0	$0	$0	$0
Roderick de Greef (1)(3)	$0	$0	$0	$0	$0	$0	$0
Bruce Barren (1)(4)	$0	$0	$0	$0	$0	$0	$0

(1)
In 2009 no compensation was paid to the above directors.  Each of the above-named directors was granted shares of restricted common stock in 2008, which vested immediately, for their continued service on our Board of Directors through December 31, 2009 or December 31, 2010.

(2)
We granted to QAT Investments SA on behalf of each of Messrs. Dejager and van Sante, on  November 17, 2008, respectively, 500,000 shares of our common stock for their continued service on our Board of Directors through December 31, 2010.  These shares had values of $110,000 and $110,000, respectively, on their dates of issuance and vested immediately.

(3)
On November 17, 2008, we granted 408,333 shares of our common stock to Mr. de Greef for his continued service on our Board of Directors through December 31, 2009.  These shares had a value of $89,833 on their date of issuance and vested immediately.

(4)
On November 17, 2008, we granted  1,012,500 shares of our common stock to Mr. Barren for his continued service on our Board of Directors through December 31, 2010. These shares had a value of $222,750 on their date of issuance and vested immediately.  Effective May 28, 2009, Mr. Barren resigned as a director of the Company and returned 536,625 of the shares of restricted common stock granted to him for his continued service as a director of the Company.  Mr. Barren did not resign from the Company’s Board of Directors as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Amendment.

Number	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

*	Filed Herewith
**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELEPHANT TALK COMMUNICATIONS, INC.

Date: April 30, 2010	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director	April 30, 2010
Steven van der Velden	(Principal Executive Officer)
/s/ Mark Nije	Chief Financial Officer	April 30, 2010
Mark Nije
/s/ Martin Zuurbier	Chief Operating Officer, Chief	April 30, 2010
Martin Zuurbier	Technical Officer, Director.
/s/ Yves R. van Sante	Director	April 30, 2010
Yves R. van Sante
/s/ Johan Dejager	Director	April 30, 2010
Johan Dejager
/s/ Roderick de Greef	Director	April 30, 2010
Roderick de Greef
/s/ Phil Hickman	Director	April 30, 2010
Phil Hickman