Form 10-Q
period 2010-03-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2010-05-17
CIK 1084384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
VERSION 05

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

000-30061
( Commission file No.)

ELEPHANT TALK COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

CALIFORNIA	95-4557538
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

19103 Centre Rose Boulevard
 Lutz, FL 33558
 United States
(Address of principal executive offices)

+ 1 813 926 8920
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
Yes ☐ No ☒

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

As of May 14, 2010, there were 64,395,437 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.
TABLE OF CONTENTS
FORM 10-Q
March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
	unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$792,247	$1,457,900
Restricted cash	190,720	192,116
Accounts receivable, net of an allowance for doubtful accounts of $628,659 and $764,302 at March 31, 2010 and December 31, 2009 respectively	5,846,710	5,071,293
Prepaid expenses and other current assets	3,550,218	2,657,019
Total Current Assets	10,379,895	9,378,328

LONG TERM DEPOSITS	309,506	330,946

DEFERRED FINANCING COSTS	2,710,756	3,033,277

PROPERTY AND EQUIPMENT, NET	7,104,735	7,773,862

INTANGIBLE ASSETS, NET	3,526,323	3,910,363

LONG TERM ASSET	21,379,514	—

TOTAL ASSETS	$45,410,729	$24,426,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Overdraft	$354,093	$351,589
Accounts payable and customer deposits	6,633,260	6,475,074
Deferred revenue	—	132,205
Accrued expenses and other payables	3,476,079	2,738,998
Shares to be issued	18,000	—
Convertible 14% loan – related party (net of discount of $2,489,175)	130,307	13,287
Loans payable	879,447	880,536
Total Current Liabilities	11,491,186	10,591,689

LONG TERM LIABILITIES
Loan from related party	441,546	437,161
Convertible 12% secured note (net of discount of $ 12,333,020 and $0, respectively)	15,255	—
Warrant liabilities	32,510,197	16,626,126
Conversion feature	3,204,151	2,899,801
Total Long term Liabilities	36,171,149	19,963,088

Total Liabilities	47,662,335	30,554,777

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 250,000,000 shares authorized, 64,014,536 issued and outstanding as of March 31, 2010 compared to 53,695,984 shares issued and outstanding as of December 31, 2009	71,625,727	54,880,778
Accumulated other comprehensive income	615,111	1,136,897
Accumulated deficit	(74,673,270)	(62,335,076)
Elephant Talk Comunications, Inc. Stockholders' Equity	(2,432,432)	(6,317,401)

NON-CONTROLLING INTEREST	180,826	189,400
Total Stockholders' Equity	(2,251,606)	(6,128,001)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$45,410,729	$24,426,776

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	for the three months period ended,
	March 31,	March 31,
	2010	2009

REVENUES	$9,943,765	$9,428,884

COST AND OPERATING EXPENSES
Cost of service	9,373,888	9,147,797
Selling, general and administrative expenses	1,905,350	1,463,148
Non cash compensation to officers, directors and employees	540,913	269,460
Depreciation and amortization of intangibles assets	844,694	630,182
Total cost and operating expenses	12,664,845	11,510,587

LOSS FROM OPERATIONS	(2,721,080)	(2,081,703)

OTHER INCOME (EXPENSE)
Interest income	32,599	10,070
Interest expense	(446,540)	(71,785)
Interest expense related to amortization of debt discount on promissory notes	(1,326,919)	—
Change in fair value of warrant liabilities	(7,347,911)	—
Amoritization of deferred financing costs	(527,846)	—
Total other income (expense)	(9,616,617)	(61,715)

LOSS BEFORE PROVISION FOR INCOME TAXES	(12,337,697)	(2,143,418)
Provision for income taxes	(800)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(12,338,497)	(2,144,218)
Net (loss) income attributable to noncontrolling interest	(498)	(103)
NET LOSS	(12,338,995)	(2,144,321)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(521,786)	(667,792)
	(521,786)	(667,792)

COMPREHENSIVE LOSS	$(12,860,781)	$(2,812,113)

Net loss per common share and equivalents - basic and diluted	$(0.22)	$(0.04)

Weighted average shares outstanding during the period - basic and diluted	55,667,424	51,509,345

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	for the three months period ended,
	March 31,	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,338,995)	$(2,144,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	844,694	630,182
Provision for doubtful accounts	(67,556)	8,833
Stock based compensation	500,287	228,835
Noncontrolling interest	498	103
Amortization of Shares issued for Consultancy	40,626	40,625
Issuance of stock	53,126	--
Excercise of warrants (cash less)	37,069
Change in fair value of warrant liabilities	7,725,827	--
Amortization of deferred financing costs	527,846
Interest expense relating to debt discount and conversion feature	949,003	--
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,050,267)	(810,410)
Decrease (Increase) in prepaid expenses, deposits and other assets	(380,873)	(378,916)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	535,691	946,844
Increase (decrease) in deferred revenue	(131,996)	496
Increase (decrease) in accrued expenses and other payables	830,188	(333,739)
Net cash used in operating activities	(1,924,832)	(1,811,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(396,094)	(731,634)
Restricted cash	10	9
Loan to third party	(594,682)	--
Net cash used in investing activities	(990,766)	(731,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	9,104	6,259
Deferred financing costs	(205,326)	--
Loan from related party	2,489,175	2,698,702
Net cash provided by financing activities	2,292,953	2,704,961

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(43,009)	(102,350)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(665,653)	59,517
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,457,900	1,656,546
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$792,247	$1,716,063

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$384,092	$10,070

	March 31,	March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued to convert the notes payable to related parties and accrued interest	$--	$532,583
Cash paid during the period for income taxes	--	800
Warrants and derivative liabilities for issuance of 14% Promissory Notes are considered as discount of the Promissory Notes	2,513,195	--

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

The Company

Elephant Talk Communications, Inc., is an international provider of business software and services to the telecommunications and financial services industry. The company enables both mobile carriers (“MNO’s”) and virtual operators (“MVNO’s”) to offer a full suite of products, delivery platforms, support services, superior industry expertise and high quality customer service without substantial upfront investments from clients. Elephant Talk provides global telecommunication companies, mobile network operators, banks, supermarkets, consumer product companies, media firms, and other businesses a full suite of products and services that enables them to fully provide telecom services as part of their business offerings. The company offers various dynamic products that include remote health care, credit card fraud prevention, mobile internet ID security, multi-country discounted phone services, loyalty management services, and a whole range of other emerging customized mobile services.

The Company is a niche player in the converged telecommunications market, providing traffic and network services as a licensed operator, and specializing in carrier grade mobile enabling platforms to provide outsourced solutions to the various players in the telecommunications’ value chain, including Mobile Network Operators (“MNO’s”), Mobile Virtual Network Operators (“MVNO’s”) and non-operator companies in need of both mobile as well as specialized land-line telecommunication services. In this chain we position ourselves as a Full Mobile Virtual Network Enabler (“Full MVNE”), including also customized mobile services such as our network integrated ValidSoft security and fraud prevention solutions.

Principles of Consolidation

The accompanying consolidated financial statements for March 31, 2010 and December 31, 2009 include the accounts of Elephant Talk Communications, Inc., its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Communication Austria GmbH, Elephant Talk Telekom GmbH (formerly Vocalis Austria GmbH), Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication (Europe) GmbH, Elephant Talk Communication Schweiz GmbH, Moba Consulting Partners B.V., Elephant Talk Communications France S.A.S.,its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its wholly-owned subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Guangzhou Elephant Talk Information Technology Limited., its wholly-owned Elephant Talk Caribbean B.V., its majority owned (51%) subsidiary ET-UTS N.V., its wholly-owned subsidiary Elephant Talk Limited, its majority owned (60%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (99%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in the Company's 2009 Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

Note 2. Financial Condition and Going Concern

The Company has an accumulated deficit of ($74,673,270) as of March 31, 2010. Historically the Company has relied on a combination of debt and equity financings to fund ongoing cash requirements. In the first quarter of 2010 the Company received a total $2.5 million as a loan from a related party QAT II Investments SA (“QAT II”). We recently concluded on the terms and conditions of an interim financing arrangement to accredited investors where we have sold up to 16 May 2010 for the amount of $ 2.2 million in common stock, bringing the total raised in 2010 to $ 4.7 million.

The cash balance at March 31, 2010 and the additional funds raised have provided sufficient funds through the second quarter of 2010.

Given the need to raise additional funds, in the short term, we have been actively engaged in discussions with potential financing sources in addition to QAT’s funding and the abovementioned interim financing in order to fund the expected cash requirements generated by future operations, capital expenditures and potential acquisitions. In addition to further funds we expect to come in from the interim financing mentioned above we expect to conclude shortly on the final terms and conditions of a larger private placement to provide sufficient funds for the longer term.

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, that the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. Further, the current global financial situation may offer additional challenges to raising the required capital. If we are unable to secure additional capital, as circumstances require, we may not be able to continue operations. As of March 31, 2010, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

Note 3. Significant Accounting Policies

Foreign Currency Translation

The functional currency was Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). The accumulated other comprehensive income as of March 31, 2010 and December 31, 2009 was $615,111 and $1,136,897, respectively. The foreign currency translation gain/(loss) for the quarter ended March 31, 2010 and 2009 was ($521,786) and ($667,792), respectively.

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

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis. As of March 31, 2010 and December 31, 2009 the allowance for doubtful accounts was $628,659 and $764,302, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”), (formerly, Staff Accounting Bulletin (“SAB 104”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured. The Company derives revenue from activities as a landline and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue). The Company recognizes revenue from prepaid calling cards as the services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $0 and $132,205 as of March 31, 2010 and December 31, 2009, respectively.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 “Compensation-Stock Compensation” (“ASC 718”) (formerly SFAS No. 123(R)), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with promissory notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

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

The Company has filed or is in the process of filing tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.

Comprehensive Income/(Loss)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. For the first quarter of 2010 and 2009 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

Intangible Assets

In accordance with ASC 350, “Accounting for Goodwill and other Intangible Assets” (“ASC 350”) (formerly SFAS No. 142), intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment,” (formerly SFAS No. 144), annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

Property and Equipment, Internally Developed and third party Software

Property and equipment are initially recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance the assets or extend the useful life are charged to operating expenses as incurred. Included in property and equipment are certain costs related to the development of the Company’s internally developed software technology platform. The Company has adopted the provisions of ASC 985, “Software”, (“ASC 985”) (formerly the AICPA Statement of Position No. 98-1).

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

The following table summarizes fair value measurements by level at March 31, 2010 for financial assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Warrant liabilities	$—	$32,510,197	$—	$32,510,197
Conversion feature	$3,204,151	$—	—	$3,204,151
Total liabilities	$3,204,151	$32,510,197	$—	$35,714,348

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued guidance which is now part of ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements”, an Amendment of Accounting Research Bulletin No. 51 “ (formerly Statement of Financial Accounting Standards (SFAS) 160.This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted this guidance on January 1, 2009, the beginning of its 2009 fiscal year, which resulted in certain reclassifications related to the noncontrolling interest in the consolidated financial statements.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now part of ASC 350-30 General Intangibles Other than Goodwill (previously Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for fiscal years beginning after December 15, 2008 and applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The adoption of SFAS No. ASC 350-30 did not have a material impact on the Company’s consolidated financial statements.

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

Note 4. Long term deposit

Long term deposits to various telecom carriers during the course of its operations amount to $309,506 as at March 31, 2010 compared with $330,946 as of December 31, 2009. The deposits are refundable at the termination of the business relationship with the carriers.

Note 5. Prepaid expenses and other current assets

Prepaid expenses and other current assets recorded as $3,550,218 as of March 31, 2010, compared with $2,657,019 as of December 31, 2009.

The amount at reporting date consists primarily of the loans that the company provided to ValidSoft Limited of $2,303,089. As of 1 April 2010 the financials of Validsoft will be consolidated in our financials which means these loans will be eliminated for consolidation purposes. For further details on Validsoft see other parts of the report. The remaining amounts comprise prepaid Value Added Tax (“VAT”), unvested stock related compensation for consultants and other SG&A.

Note 6. Deferred Financing Costs

Deferred financing costs consist of commissions, warrants issued to placement agents, associated expenses and legal fees for the 2009 private placement and for the 2010 QAT convertible loans. At March 31, 2010 and December 31, 2009 deferred financing costs were $2,710,756 and $3,033,277 respectively, and are amortized over the terms of each of the Notes and the 2010 QAT convertible loans, respectively.

Note 7. Property & Equipment

The Company has evaluated the nature of its systems engineering and software programming activities and relevance to its business activities and has concluded that the reclassification of these investments from Intangibles to Property and Equipment more accurately reflects the nature and financial reporting of the Company. Typically these investments pertain to the Company’s:

•	Intelligent Network (IN) platform

•	CRM software

•	Mediation, Rating & Pricing engine

•	Operations and Business Support software

•	Network management tools

Property and equipment at March 31, 2010 and December 31, 2009 consist of:

	Average Estimated Useful Lives	March 31, 2010	December 31, 2009
Furniture and fixtures	5	210,579	219,469
Computer, communication and network equipment	3 - 10	7,803,325	8,071,138
Software	5	4,252,235	4,410,714
Automobiles	5	127,145	135,455
Construction in progress		1,125,456	1,009,969
		13,518,740	13,846,745

Less: accumulated depreciation		(6,414,005)	(6,072,883)

		$7,104,735	$7,773,862

Total depreciation expense for the three months ended March 31, 2010 and 2009 was $653,724 and $443,330 respectively.

Note 8. Intangible Assets - Customer Contracts, Licenses and Interconnects

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects.

	Average Estimated Useful Lives	March 31, 2010	December 31, 2009
Customer Contracts, Licenses & Interconnect	5 - 10	$11,739,969	$12,282,126

Less: Accumulated Amortization and impairment charges		(8,213,646)	(8,371,763)
Impairment of intangible assets			—
		$3,526,323	$3,910,363

Intangible asset amortization expense for the three months ended March 31, 2010 and 2009 was $190,970 and $186,852 respectively.

Note 9 Long Term Asset

On March 17, 2010 we issued 10,235,739 shares and 3,829,487 warrants as purchase price consideration following the completion of the acquisition of Validsoft Ltd. ("Validsoft") which were valued at $ 16,172,468 for the shares and $ 5,207,046 for the warrants.

Valuations of Validsoft are still ongoing as of May 17, 2010 following which we will allocate the above purchase price to the identifiable assets and liabilities of Validsoft.

Validsoft will be consolidated into our financial statements as of April 1, 2010.

Note 10. Overdraft

In 2004, Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. has borrowed funds from the bank. As of March 31, 2010 the overdraft balance included accrued interest amounted to $256,704 compared to $250,023 as of December 31, 2009. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd. As of March 31, 2010 Moba Consulting Partners B.V. had an overdraft of $97,389 compared to $101,566 as of December 31, 2009 on one of the company’s bank accounts.

Note 11. Accrued Expenses

As of March 31, 2010 and December 31, 2009, the accrued expenses comprised of the following:

	March 31,	December 31,
	2010	2009
Accrued Selling, General & Administrative expenses	$892,798	$589,630
Placement fees	—	—
Accrued cost of sales and network	305,588	307,172
Accrued taxes	1,326,990	855,370
Accrued interest payable	495,292	552,393
Other	455,411	434,432
Total accrued expenses	$3,476,079	$2,738,998

Note 12. Convertible 14% loan – related party

The Company received interest bearing loans at 14% per annum from QAT II Investments SA, an entity related to certain directors of the company. The loans are due to be repaid 180 days after the date the loans were made available to the Company or in the event another person or entity consummates an equity or debt securities financing with the Company in the amount of at least $5,000,000, upon notice to the Company.

These loans may also be converted into equity under certain conditions. Please see Note 25: Related Party Transactions, for more information.

The principal convertible 14% loan amount to Euro 1,850,000 and is subject to re-valuation on monthly basis, the current outstanding amount is $2,489,175 as of March 31, 2010.

Breakdown of Convertible 14% Note	Principal	Discount	Net Liability
Convertible 14% note - related party	$2,489,175	$(2,358,868)	$130,307
Totals	$2,489,175	$(2,358,868)	$130,307

Note 13. Loans Payable

Loans payable at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$319,943	$320,339
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	191,170	191,407
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	85,001	85,106
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at March 31, 2010	283,333	283,684
Total	$879,447	$880,536

Elephant Talk Ltd. has executed a credit facility with a bank in Hong Kong since June 29, 2004 under which Elephant Talk Ltd has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $567,115 as of March 31, 2010. As a result of the default, the entire loan balance outstanding at March 31, 2010 is due and payable to the bank. Furthermore, Elephant Talk Ltd is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd has recorded $3,067 and $1,581 in interest expense and default interest expense, respectively, on loans payable as of March 31, 2010 and March 31, 2009 and $11,655 and $2,728 in interest expense as of March 31, 2010 and March 31, 2009, respectively. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

Note 14. Long term debt

The Company’s 51% owned subsidiary ET-UTS N.V. has received $441,546 in interest bearing (8% per annum) unsecured loans from United Telecommunication Services N.V., the 49% shareholder in the subsidiary. No maturity has been fixed.

Note 15. 12% Secured Convertible Promissory Notes

On July 31, August 18, September 3, September 30 and October 30, 2009, the Company consummated closings of its private placement offerings of Units (“2009 private placement”) comprised of 12% secured convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase shares of no par value common stock to accredited investors (collectively, “the Securities”). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company sold an aggregate of $12,333,020 principal amount of Notes and delivered Warrants to purchase an aggregate of 12,333,020 shares of the Company’s no par value common stock at a purchase price of $1.00 per share. The Company used the net proceeds from the 2009 private placement primarily for working capital.

The issue of the Warrants to the investors of the 2009 private placement have been capitalized and off set against the liability for the Notes. This resulted in a debt discount of $12,333,020 incurred in connection with the private placement. The debt discount will be amortized over the term of the Notes using the effective interest method.

Breakdown of Convertible 12% Secured Note	Principal	Discount	Net Liability
Convertible 12% secured note - third party	$7,000,637	$(6,993,249)	$7,388
Convertible 12% secured note - related party	$5,332,383	$(5,324,516)	$7,867
Totals	$12,333,020	$(12,317,765)	$15,255

The Notes are convertible at the option of the holder into no par value common stock of the Company at a conversion price equal to $1.35.

Note 16. Warrant liabilities

We have issued the Warrants in connection with the 2009 private placement. The Warrants include conversion provisions that require us to record them at fair value as a liability in accordance with ASC 815 (formerly EITF 00-19), with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The fair value of the Warrants issued to investors and placement agents in connection with the 2009 private placement were $16,569,721 upon issuance and are valued at $22,281,909 as of March 31, 2010.

During 2010 warrants have been issued as an incentive to QAT II Investments SA for their continuous financing of the Company and other warrants were granted as part of the purchase price of the acquisition of ValidSoft to the former Shareholders of ValidSoft. The aggregate fair value of the warrants issued in 2010 can be valued at $8,249,663 upon issuance and are valued at $10,228,287 as of March 31, 2010. The warrants issued to placement agents were capitalized as deferred financing costs (see note 6) and were valued using the Black-Scholes model and the inputs in accordance with ASC 505.

Outstanding warrants consisted of the following as of March 31, 2010:	Initial Fair Value	Fair Mark-to- Market Value as per 31.03.2010
Warrants - Related to 2009 private placement	$14.284.242	$19.162.986
Placement Agent Warrants - Related to the 2009 private placement	$2.285.479	$3.118.923
2010 QAT II Loan Warrants	$3.042.617	$3.420.533
Warrants issued for the Acquisition of ValidSoft	$5.207.046	$6.807.754
	$24.819.384	$32.510.197

Note 17. Conversion feature

A conversion feature (holders of the 2009 private placement notes will receive a discount of 15% when converting the principal into shares instead of cash repayment) was recognized at fair value on the respective issuance dates of the Notes as a discount and will be amortized using the effective interest rate method from issuance to the maturity date of the respective Notes. The conversion feature has been marked to market each previous reporting dates with subsequent changes in fair value which have been recorded as non-operating gains or losses in our statement of operations. No additional conversion features were issued during the first quarter. The aggregate fair value of the existing conversion feature is $2,916,759 as of March 31, 2010. This value will not be subject to further changes as the terms in the Note agreement have determined that: ”the conversion price shall be equal to eighty-five percent (85%) of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010. These variables have resulted in a calculation of a conversion price of $1.35 which may be converted into shares of common stock in full or in part at any time before the maturity date.

During 2010 the company received some additional loans from QAT II Investments SA for a total amount of EUR 1,850,000 with a current book value of $2,449,215 which included the right for the lender to “convert the principal and accrued interest outstanding as of the date of the consummation of the Placement into the same type of equity or debt securities issued by the Borrower under the Placement and pursuant to the same Placement terms and conditions offered to such other person or company” in case of a successful placement of an equity or debt securities financing with the borrower.

Outstanding Conversion Feature Liability consisted of the following as of March 31, 2010:	Initial Fair Value	Fair Mark-to- Market Value as per March 31, 2010
Conversion Feature - Related to 15% discount on 2009 Prom Note issue	$2,418,819	$2,916,759
Conversion Feature - Related to conversion right 2010 QAT II Loans	$250,000	$287,392
	$2,668,819	$3,204,151

Note 18. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of no par value Common Stock. The Company had 64,014,536 common shares issued and outstanding as of March 31, 2010, an increase of 10,318,552 shares since December 31, 2009, largely due to the 10,235,739 shares issued in connection with the Validsoft acquisition. The shares issued and outstanding as of May 14, 2010 per the stock transfer agent’s records are 64,395,437, which includes 245,900 shares which were cancelled by the Company prior to 2006. These 245,400 shares were not returned to our stock transfer agent and never cancelled on records. These shares have been blocked for trading by our Transfer Agent.

Note 19. Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260“Earnings per Share” (formerly SFAS No.128). Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 20. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2000 Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 160,000 common shares and 160,000 stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 12,000 shares of common stock and 160,000 stock options remain available for grant at March 31, 2010.

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of March 31, 2010, 344,342 stock options outstanding. There are remaining 600,000 shares and 55,658 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of March 31, 2010:

	Number of shares	Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2009	344,342	$2.25	$427,046
Granted in 2010	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Outstanding as of March 31, 2010	344,342	$2.25	$427,046

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options have generally vested on December 31, 2009, or if there is a change of control in the Company for the options which have not yet reached the vesting-date.

No options have been issued or granted under this plan in 2010.

Following is a summary of the status of options outstanding under the 2006 plan at March 31, 2010:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	344,342	2.11	$2.25	262,142	$2.25

At March 31, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was approximately $31,830.

2008 Long-Term Incentive Plan

The 2008 Long-Term incentive plan was adopted on January 15, 2008, and approved by our shareholders on the same date at our annual meeting. The 2008 Long-Term incentive authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008. As of March 31, 2010, a total of 3,742,000 stock options and 507,300 shares had been granted under this plan. Options granted generally begin vesting over a three (3) year period after grant date although already Options have been granted with a shorter period than three (3) years. Options generally expired two (2) years from the date of vesting but the latest issued options remain exercisable for ten (10) years from the date of vesting. It is expected that future options will be awarded with the ten (10) year exercise period after vesting.

Common stock purchase options and warrants consisted of the following as of March 31, 2010:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2009	976,000	$0.89	$646,772
Granted in 2010	2,774,000	$1.39	$3,176,287
Exercised	—	—	—
Cancelled/Forfeited	8,000	$0.82	$4,828
Outstanding as of March 31, 2010	3,742,000	$1.26	$3,818,231

The options granted pursuant to this plan in 2010 were granted with an average exercise price of $1.39. The initial fair market value of the options granted using the Black-Sholes options model for these options has been valued at $3,176,287 at their initial grant-dates.

Following is a summary of the status of options outstanding under the 2008 Long-Term Incentive Plan at March 31, 2010:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60-1.57	3,742,000	8,5 years	$1.26	145,834	$1.09

The weighted average assumptions used so far for the options granted in 2010 using the Black-Scholes options model are: volatility of 145%, term of 10.00 years and a Risk Free Interest Rate assumption of 3.814%. The expected dividend yield is zero.

At March 31, 2010 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, but not yet recognized in the profit and loss was approximately $3,064,097

Note 21. Commitments

As of March 31, 2010 commitments of the Company relating to leases, co-location, interconnect and office rents,

December 31, 2010	$1,730,129
December 31, 2011	2,789,759
December 31, 2012	2,186,049
December 31, 2013	1,816,301
December 31, 2014	82,846
Total	$8,605,084

Note 22. Minority interests in subsidiaries

The Company had minority interests in several of its subsidiaries. The balance of the minority interests as of March 31, 2010 and December 31, 2009 were as follows:

		Noncontrolling interest Balance at
Subsidiary	Noncontrolling Interest %	March 31, 2010	December 31, 2009

ETC PRS UK	49%	$9,871	$10,516
ETC PRS Netherlands	49%	131,844	140,462
ET ME&A Holding WLL	40%	—	—
ET Bahrain WLL	1%	3,672	3,180
ET ME&A FZ LLC	49.46%	35,241	35,242
ET UTS Curacao	49%	—	—

Total		$180,628	$189,400

Note 23. Litigation

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

(b) Manu Ohri Litigation

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

The parties are continuing with pretrial discovery, and a jury trial is scheduled to start August 6, 2010.

(c) Bruce Barren Litigation

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

(d) Chong Hing Bank Litigation

On December 15, 2009, an action was commenced against the Company by Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a publicly listed Hong Kong company (the “Bank”), in the California Superior Court, Orange County, in a mater entitled Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467. The Bank alleges that it entered into various installment loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company. The Bank alleges that ETL is in default on the loans and overdraft account, and that $1,536,792.28 plus interest was due on the date of commencing the action. The Bank alleges that the Company is liable to repay the loans and overdraft account. The Bank is suing the Company for breach of contract and common counts. At this time the Company intends to vigorously challenge the Bank’s claims.

Note 24. Segment Information

Year ended March 31, 2010
	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong /	Middle East	The Americas	TOTAL
Revenues from unaffiliated customers:	$7,536,044	462,271	1,653,982	15,752	$9,668,049	$—	$264,786	$10,930	$9,943,765

Operating income (loss)	$(375,684)	$(83,949)	$(1,162,041)	$(78,827)	$(1,700,501)	$44,914	$102,019	$(1,167,512)	$(2,721,080)

Net income (loss):	$(366,543)	$(83,949)	$(1,159,911)	$(78,347)	$(1,688,750)	$(175,938)	$102,019	$(10,576,326)	$(12,338,995)

Identifiable assets	$5,017,168	$1,294,420	$9,175,604	$488,093	$15,975,284	$549,442	$503,743	$28,382,260	$45,410,729

Depreciation and amortization	$(26,006)	$(56,423)	$(552,366)	$(11,337)	$(646,133)	$(13,807)	$(10,379)	$(174,376)	$(844,694)

Capital expenditure	$673	$—	$489,896	$0	$490,569	$(105,604)	$—	$11,130	$396,094

Year ended March 31, 2009
	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong /	Middle East	The Americas	TOTAL
Revenues from unaffiliated customers:	$7,167,378	$479,596	$1,326,979	$160,466	$9,134,419	$4,878	$289,587	$—	$9,428,884

Operating income (loss)	$(258,790)	$8,924	$(850,525)	$(88,490)	$(1,188,881)	$(133,370)	$(29,527)	$(729,925)	$(2,081,703)

Net income (loss):	$(258,648)	$8,924	$(850,475)	$(88,523)	$(1,188,722)	$(366,493)	$(29,425)	$(559,681)	$(2,144,321)

Identifiable assets	$4,737,281	$1,506,734	$10,301,027	$559,813	$17,104,855	$259,104	$850,286	$2,059,342	$20,273,586

Depreciation and amortization	$(24,364)	$(44,529)	$(383,758)	$3,849	$(448,802)	$(11,916)	$(10,360)	$(159,104)	$(630,182)

Capital expenditure	$23,152	$1,184	$549,232	$—	$573,568	$2,826	$—	$155,240	$731,634

Note 25. Related Party Transactions

Loan agreements

On February 2, 2010, we entered into a loan agreement with QAT II Investments SA. Pursuant to this loan agreement, QAT II Investments agreed to lend to us the sum of €350,000 ($488,775 based on the February 2, 2010 exchange rate published in the Wall Street Journal). The proceeds were made available to the Company on February 2, 2010.

On February 24, 2010, we entered into a loan agreement with QAT II Investments SA. Pursuant to this loan agreement, QAT II Investments agreed to lend us the sum of €850,000 ($1,150,390 based on the February 24, 2010 exchange rate published in the Wall Street Journal). The proceeds of the loan agreement were made available to the Company on February 24, 2010.

On March 22, 2010, we entered into a loan agreement with QAT II Investments SA. Pursuant to this loan agreement, QAT II Investments agreed to lend us the sum of €150,000 ($203,280 based on the March 22, 2010 exchange rate published in the Wall Street Journal). The proceeds of the loan agreement were made available to the Company on March 22, 2010

On March 30, 2010, we entered into a loan agreement with QAT II Investments SA. Pursuant to the loan agreement, QAT II Investments agreed to lend us the sum of €500,000 ($670,750 based on March 30, 2010 exchange rate published in the Wall Street Journal). The proceeds of the loan agreement were made available to the Company on March 31, 2010.

Each of the above mentioned loan agreement provides that the Company will pay QAT II Investments interest at a rate of fourteen percent (14%) per annum on the outstanding balance and provides the principal and interest shall be due and payable on the earlier of: (i) within 180 days or (ii) in the event the Company consummates an equity or debt financing of at least $5,000,000 (a “Placement”); provided, however, QAT II Investments has the ability to convert the principal and accrued interest outstanding as of the date of the Placement into the same type of equity or debt securities issued by the Company and on the same terms and conditions offered to other investors in the Placement. The outstanding principal and interest shall become immediately due and payable in the event the Registrant fails to make required payments of principal and interest, or otherwise breaches the loan agreement and fails to cure such breach upon twenty (20) days notice, or if it disposes of its properties or assets without QAT II Investments’ prior consent, or if it files a petition for bankruptcy or otherwise resolves to wind up its affairs.

On the loan date, the Company shall issue to QAT II Investments warrants to purchase common stock of the Company in the amount equal to one warrant per each United States dollar loaned hereunder to the Company (using the Euro-United States dollar conversion rate published by the Wall Street Journal at the close of business of the loan date). The foregoing warrants shall be for a term of 3 years and shall have an exercise price equal to the OTCBB closing price of the Borrower’s common stock as of the Loan Date.

Note 26. Subsequent Events

On 16 May 2010 we sold 2,160,000 of units at a purchase price of $1.00 per unit, with each unit consisting of one share of our restricted common stock and two warrants to accredited, United States and foreign investors (including affiliates of the Company) in transactions exempt from registration under the Securities Act pursuant to Section 4(2), Regulation D and Regulation S (the “Sales”). In connection with the Sales, the purchasers received (i) warrants to purchase up to 2,160,000 of shares of our common stock, at an exercise price of $1.25 per share and (ii) warrants to purchase up to 2,160,000 of shares of our common stock, at an exercise price of $2.00 per share. None of the warrants contain cashless exercise provisions. Each warrant contains standard anti-dilution protection and may be cancelled upon the occurrence of the following: (i) with respect to the $1.25 warrant, in the event that the average of the last closing sale price of the common stock on the OTC Bulletin Board, or a national securities exchange, trading market or inter-dealer electronic quotation system, exceeds $3.00 for twenty (20) consecutive trading days and the holder fails to exercise within fifteen (15) days of receipt of notice this target was met, the warrants will expire worthless and (ii) with respect to the $2.00 warrant, in the event that the average of the last closing sale price of the common stock on the OTC Bulletin Board, or a national securities exchange, trading market or inter-dealer electronic quotation system, exceeds $4.00 for twenty (20) consecutive trading days and the holder fails to exercise within fifteen (15) days of receipt of notice this target was met, the warrants will expire worthless.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changes in governmental regulations, and changing economic conditions in developing countries and an inability to arrange additional debt or equity financing. More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2009.

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

Full-MVNE/MVNO Mobile Services – wholesale services and managed services

As of 2007, we positioned ourselves in as an MVNE to MNO’s and MVNO’s offering a wide range of Mobile Enabling/Enhancing services through sophisticated, proprietary technology supported by multi-country operations with a focus on B-B, outsourcing /partnering strategy. Important milestones in this respect are:

1. September 11, 2008. Letter of Intent signed by Vodafone España S.A.U. and Elephant Talk, confirming the award by Vodafone España to Elephant Talk of the project of implementation and operation of a new MVNE platform for the Spanish market. Upon signi ng of the intended Hosting Agreement between the parties, Elephant Talk will become the exclusive MVNE for Vizzavi Spain (part of the Vodafone Group).

2. September 17, 2008. Hosting Agreement signed between T-Mobile Netherlands BV and Elephant Talk Holding AG, a 100% affiliate of Elephant Talk Europe Holding BV. T-Mobile is one of the 3 Mobile Network Operators in the Netherlands. Elephant Talk will, as exclusive MVNE for T-Mobile, connect MVNO in the Netherlands to its platform, making use of the mobile network of T-Mobile.

3. Following the start of our Mobile (MVNE) services in the Netherlands in the fourth quarter of 2008, we have entered into numerous Heads of Agreements with MVNO’s for wholesale services in the Netherlands and have started servicing these companies while currently implementing additional ones. In Spain we provide since June 2009 managed services to Vizzavi (part of the Vodafone Group) and are in the process of preparing and implementing new ones.

Customized Mobile Solutions – integrated fraud and security solutions

In line with our strategy to develop and market customized mobile solutions, we acquired ValidSoft Ltd. on March 17, 2010. ValidSoft provides strong authentication and transaction verification capabilities that allow organizations to quickly implement solutions that protect against certain of the latest forms of credit and debit card fraud, and on-line transaction and identity theft. By correlating the relative location of a person’s credit card with the location of their mobile phone, this service can tell a bank in less than half a second if the transaction is likely genuine or fraudulent. We anticipate generating revenues on a per transaction verification fee from banks. This acquisition combines ValidSoft’s best in class proprietary software with our superior telecommunication platform to create what we believe is the best electronic fraud prevention total solution available.

Landline network outsourcing services

Through our fixed line telecom infrastructure and our centrally operated and managed IN-CRM-Billing platform, we also provide traditional telecom services like Carrier Select and Carrier Pre-Select Services, Toll Free and Premium Rate Services to the business market.

Telecom infrastructure & network

We currently operate a switch-based telecom network with national licenses and direct fixed line interconnects with the Incumbents/National Telecom Operators in seven (7) European countries, one (1) in the Middle East (Bahrain), and partnerships with telecom operators in Scandinavia, Poland and Germany, and France. To this we have added mobile access coverage in order to cater for our mobile services and solutions. Our first mobile partners are T-Mobile in the Netherlands and Vizzavi (a Vodafone company) in Spain.

Business Support and Operational Support System (“ET BOSS”) and Intelligent Network – IN – (“ Infitel”)

Through our European and Chinese development centers, we develop in-house telecom and media related systems and software, centered around two of the companies’ proprietary platforms ET BOSS and Infitel.

Results of Operations

Our results of operations for the quarter ended March 31, 2010, consisted of the operations of Elephant Talk Communications, Inc., its wholly-owned subsidiaries Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, Elephant Talk Global Holding BV and its subsidiaries.

Although the vast majority of our business activities are carried out in Euro’s, we report our financial statements in US dollars (“USD”), The conversion of Euros to USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. In addition to reporting changes in our financial statements in USD’s as per the requirements of United States generally accepted accounting principles (“US GAAP”), we also highlight the impact of any material currency translation effect by providing a comparison between periods on a constant currency basis, where the most recent USD/Euro exchange rate is applied to previous periods. Management believes that this allows for greater insight into the trends and changes in our business for the reported periods. Also, since we carry out our business activities primarily in Euro’s we do not currently engage in hedging activities.

Three Month Periods Ended March 31, 2010 compared to the Three Month Periods Ended March 31, 2009

Revenue

Revenue for the quarter ended March 31, 2010 was $9,943,765, an increase of $514,881 or (5.5%), compared to $9,428,884 for the quarter ended March 31, 2009. The increase was the result of a favorable impact of a $545,184 currency translation effect arising from a higher USD/Euro exchange rate, offset primarily by an increase in our Mobile revenue.

Revenue - Constant currency

The decrease in the first quarter 2010 revenue of $30,303 over the first quarter of 2009, in constant currency, was attributable to an increase in our Mobile revenue of $430,427 and a decline in our premium rate services (“PRS”) of $427,023, other landline services ($8,366) and Middle East pre-paid calling cards revenue of ($25,340) compared to the same period in 2009.

Revenue	March 31, 2010	March 31, 2009 constant currency	variance 2010 v 2009 constant currency
Premium Rate Services	$8,561,540	$8,988,563	$-427,023
Mobile Services	884,583	454,156	430,427
Middle East Calling Cards	264,786	290,126	-25,340
Other revenue	232,856	241,222	-8,366
Total Revenue	$9,943,765	$9,974,068	$-30,303

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

Cost of service for the quarter ended March 31, 2010 was $9,373,888, an increase of $226,091 (or 2.5%), compared to $9,147,797 for the quarter ended March 31, 2009. The increase was primarily the result of the unfavorable impact of a $529,350 currency translation effect arising from a higher USD/Euro exchange rate.

Cost of service – constant currency

In constant currency the cost of service decreased by $303,259 (or 3.1%) compared to the same period in 2009, primarily as a result of lower levels of PRS revenue on a constant currency basis.

Cost of service, as a percent of revenue, expressed in constant dollar terms was 94.3% and 97.0% for the three-month periods ended March 31, 2010 and 2009, respectively. Management expects cost of service will continue to decline as a percent of revenue as a greater proportion of future revenue is comprised of our Mobile services, which have a substantially lower cost of service than our traditional PRS business.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for the quarters ended March 31, 2010 and 2009 were $1,905,350 and $1,463,148, respectively. SG&A expenses increased by $442,202, or 30.2%, in 2010 compared to the same period in 2009. The increase in expenses was mainly attributable to an increase in legal advice and accountancy costs and higher staffing levels.

Selling, general and administrative – constant currency

In constant currency, SG&A increased by $382,449, or 25.1%, compared to the same period in 2009.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the quarters ended March 31, 2010 and 2009 was $540,913 and $269,460, respectively. The increase is primarily attributable to higher staffing levels and awards made to employees and long term contractors under the 2008 Incentive Plan. Non-cash compensation is comprised of:

•	2008 Long-Term Incentive Plan; and

•	the expense related to shares issued to consultants for services.

Since non-cash compensation comprises United States Dollars denominated shares, options and warrants, a constant currency analysis is not applicable.

Depreciation and amortization

Depreciation and amortization for the quarters ended March 31, 2010 and 2009, was $844,694 and $630,182 respectively. Depreciation and amortization expenses increased by $214,512 or 34.0% in 2010 compared to the same period in 2009.

Depreciation and amortization – constant currency

In constant currency the depreciation and amortization expenses increased by $188,044 or 28.6% compared to the same period in 2009 due to higher levels of PP&E.

Other Income and Expenses

Interest income was $32,599 and $10,070 for the quarters ended March 31, 2010 and 2009 respectively. Interest income was interest received on bank balances.

Interest expense was $446,540 and $71,785 for the quarters ended March 31, 2010 and 2009 respectively. The increase in interest expenses of $374,755 compared to 2009 was mainly related to interest expenses on the convertible 12% secured note.

In the first quarter of 2010 the fair value expenses and amortizations related to the Convertible Notes, associated Warrants and deferred financing costs were $9,202,676 compared to $ 0 in 2009.

Non-controlling Interest

Our majority owned subsidiaries Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC and ET-UTS NV.

We incurred a non-controlling interest charge attributable to minority shareholders’ interest for the quarter ended March 31, 2010 of $498. For the quarter ended March 31, 2009 we incurred a charge of $103.

Comprehensive Income (Loss)

We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income (Loss) for the quarters ended March 31, 2010 and 2009 was ($521,786) and ($667,792) respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Adjusted EBITDA

We employ Adjusted EBITDA, defined as earnings before derivative accounting, such as warrant liabilities and conversion feature expensing, income taxes, depreciation and amortization and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding positive results.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable measure under accounting principles generally accepted in the United States, for each of the fiscal periods indicated, is as follows:

	Three months ended
	March, 31
	2010	2009	2009 in constant currency
	(unaudited)
Net loss	$(12,338,995)	$(2,144,321)	$(2,211,236)
Provision for income taxes	800	800	800
Net loss attributable to noncontrolling interest	498	103	103
Depreciation and amortization	844,694	630,182	656,650
Stock-based compensation	540,913	269,460	269,460
Other expenses	9,616,617	61,715	58,242

Adjusted EBITDA	$(1,335,473)	$(1,182,061)	$(1,225,981)

Liquidity and Capital Resources

We have an accumulated deficit of $74,673,270 including a net loss of $12,338,995 for the three months ended March 31, 2010. For the three months ended March 31, 2010 we received a total $2,489,175 from the related party QAT II as well as $ 2,160,000 (until 16 May 2010) from accredited investors who purchased our common stock. We believe that our cash balance at March 31, 2010, in combination with the additional funding received so far and cash generated from operations, will provide sufficient funds through the second quarter of 2010.

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

Given the need to raise additional funds, in the short term, we have been actively engaged in discussions with potential financing sources in addition to QAT’s funding and the abovementioned interim financing in order to fund the expected cash requirements generated by future operations, capital expenditures and potential acquisitions. In addition to further funds we expect to come in from the interim financing mentioned above we expect to conclude shortly on the final terms and conditions of a larger private placement to provide sufficient funds for the longer term.

Although we have previously been able to raise capital as needed, there can be no assurance that such capital will continue to be available at all, or if available, that the terms of such financing would not be dilutive to existing shareholders or otherwise on terms favorable to us. Further, the current global financial situation may offer additional challenges to raising the capital we require in the immediate short term. If we are unable to secure additional capital, as circumstances require, we may not be able to continue our operations. As of March 31, 2010, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

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

Operating activities

Net cash used in operating activities for the three months ended March 31, 2010 was $1,924,832 compared to $1,811,468 in the first quarter of 2009, an increase of $113,364. This increase is mainly attributable to increased accounts receivable and accrued expenses and other payables offset by a decrease in accounts payable.

Investment activities

Net cash used in investment activities for the three months ended March 31, 2010 was $990,766 an increase of $259,141 (or 35%) compared to $731,625 in the first quarter of 2009. The increase was primarily attributable to the loans to ValidSoft.

Financing activities

Net cash received by financing activities for the three months ended March 31, 2010 was $2,292,953. See footnote 25.

As a result of the above activities, the Company had a cash and cash equivalents balance of $792,247 as of March 31, 2010, a net decrease in cash and cash equivalents of $665,653, for the three months ended March 31, 2010.

Application of Critical Accounting Policies and Estimates

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”) (formerly, Staff Accounting Bulletin (SAB) 104). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured. The Company derives revenue from activities as a fixed-line and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue). The Company recognizes revenue from prepaid calling cards as the services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services.

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

Impact of Accounting Pronouncements

In April 2009, the FASB issued guidance, which is now part of ASC 825, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825”) (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1). ASC 825 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 825 did not have an impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued new guidance which is now part of ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10) (formerly Statement of Financial Accounting Standards No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been any other changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Manu Ohri Litigation

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

The parties are continuing with pretrial discovery, and a jury trial is scheduled to start August 6, 2010.

(c) Bruce Barren Litigation

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

The Company believes that all of Mr. Barren’s such claims are without merit and has answered his complaint, denying all material allegations and asserting various affirmative defenses. We intend to vigorously defend ourselves against these claims.

(d) Chong Hing Bank Litigation

On December 15, 2009, an action was commenced against the Company by Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a publicly listed Hong Kong company (the “Bank”), in the California Superior Court, Orange County, in a mater entitled Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467. The Bank alleges that it entered into various installment loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company. The Bank alleges that ETL is in default on the loans and overdraft account, and that $1,536,792plus interest was due on the date of commencing the action. The Bank alleges that the Company is liable to repay the loans and overdraft account. The Bank is suing the Company for breach of contract and common counts.At this time the Company intends to vigorously challenge the Bank’s claims.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, and the additional, if any, Risk Factors set forth below. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 17, 2010, we issued 10,235,739 shares of restricted common stock to the stockholders of Validsoft in partial consideration for the exchange for 100% of the capital stock of Validsoft. Please see the Exhibits to our Current Report on Form 8-K filed March 17, 2010, for more detailed information regarding this acquisition.

In addition to the above issuance, during the quarter ending March 31, 2010, we issued an aggregate of 56,945 shares to various parties for (i) services provided and (ii) with respect to contingent condition due pursuant to a stock purchase agreement. We received no proceeds from the issuance of these securities.

The above-referenced securities were offered and sold pursuant to exemptions from registration provided by the Securities Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.1	Loan agreement dated March 22, 2010 by and between the Company and QAT II Investments SA

10.2	Loan agreement dated March 22, 2010 by and between the Company and QAT II Investments SA

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS, INC.

May 17, 2010	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

May 17, 2010	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page
10.1	Loan agreement dated March 22, 2010 by and between the Company and QAT II Investments SA

10.2	Loan agreement dated March 22, 2010 by and between the Company and QAT II Investments SA

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4