Form 10-Q
period 2010-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2010-08-16
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐      Accelerated filer ☐      Non-Accelerated filer ☐   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 13, 2010, there were 75,699,642 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.
TABLE OF CONTENTS
FORM 10-Q
June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,276,714	$1,457,900
Restricted cash	188,630	192,116
Accounts receivable, net of an allowance for doubtful accounts of $595,284 and $764,302 at June 30, 2010 and December 31, 2009 respectively	5,716,232	5,071,293
Prepaid expenses and other current assets	2,166,298	2,657,019
Total Current Assets	12,347,874	9,378,328

LONG TERM DEPOSITS	346,746	330,946

DEFERRED FINANCING COSTS	2,117,067	3,033,277

PROPERTY AND EQUIPMENT, NET	6,829,204	7,773,862

INTANGIBLE ASSETS, NET	16,699,367	3,910,363

GOODWILL	3,046,790	--

TOTAL ASSETS	$41,387,048	$24,426,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Overdraft	$353,904	$351,589
Accounts payable and customer deposits	4,178,589	6,475,074
Deferred revenue	--	132,205
Accrued expenses and other payables	5,552,413	2,738,998
Shares to be issued	7,161,795	--
Convertible 14% loan - related party (net of discount of $ 1,421,941 and $0, respectively)	836,539	--
Advances from related parties	--	13,287
Loans payable	877,187	880,536
Total Current Liabilities	18,960,427	10,591,689

LONG TERM LIABILITIES
Loan from related party	450,436	437,161
Convertible 12% secured note (net of discount of $ 12,126,341 and $12,333,020
respectively)	95,680	--
Warrant liabilities	28,038,455	16,626,126
Conversion feature	8,735,904	2,899,801
Total Long term Liabilities	37,320,475	19,963,088

Total Liabilities	56,280,902	30,554,777

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 250,000,000 shares authorized, 65,812,367 issued and outstanding as of June 30, 2010 compared to 53,695,984 shares issued and outstanding as of December 31, 2009	76,521,715	54,880,778
Accumulated other comprehensive income (loss)	(2,553,849)	1,136,897
Accumulated deficit	(89,030,994)	(62,335,076)
Elephant Talk Comunications, Inc. Stockholders' Equity	(15,063,128)	(6,317,401)

NON-CONTROLLING INTEREST	169,274	189,400
Total Stockholders' Equity	(14,893,854)	(6,128,001)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$41,387,048	$24,426,776

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Period ended, June 30		For the Six Months Period ended, June 30
	2010	2009	2010	2009
REVENUES	$9,673,825	$11,311,398	$19,617,590	$20,740,282

COST AND OPERATING EXPENSES
Cost of service	9,005,394	10,632,204	18,379,282	19,780,001
Selling, general and administrative expenses	2,079,359	1,783,795	3,984,709	3,246,943

Non cash compensation to officers, directors and employees	2,712,756	750,406	3,253,669	1,019,866
Depreciation and amortization of intangibles assets	1,515,428	707,763	2,360,122	1,337,945
Total cost and operating expenses	15,312,937	13,874,168	27,977,782	25,384,755

LOSS FROM OPERATIONS	(5,639,112)	(2,562,770)	(8,360,192)	(4,644,473)

OTHER INCOME (EXPENSE)
Interest income	32,520	12,237	65,119	22,307
Interest expense	(535,887)	(136,154)	(982,427)	(207,939)
Interest expense related to debt discount	(4,959,044)	--	(7,545,823)	--
Change in fair value of warrant liabilities & conversion feature	(2,660,727)	--	(8,748,778)	--
Amoritization of deferred financing costs	(593,689)	--	(1,121,535)	--
Total other income (expense)	(8,716,827)	(123,917)	(18,333,444)	(185,632)

LOSS BEFORE PROVISION FOR INCOME TAXES	(14,355,939)	(2,686,687)	(26,693,636)	(4,830,105)
Provision for income taxes	(800)	-	(800)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(14,356,739)	(2,686,687)	(26,694,436)	(4,830,905)
Net (loss) income attributable to noncontrolling interest	(1,785)	(653)	(2,283)	(756)
NET LOSS	(14,358,524)	(2,687,340)	(26,696,719)	(4,831,661)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(3,168,961)	470,533	(3,690,746)	(197,259)
	(3,168,961)	470,533	(3,690,746)	(197,259)

COMPREHENSIVE LOSS	$(17,527,485)	$(2,216,807)	$(30,387,465)	$(5,028,920)

Net loss per common share and equivalents - basic and diluted	$(0.23)	$(0.05)	$(0.45)	$(0.09)

Weighted average shares outstanding during the period - basic and diluted	62,356,471	53,864,109	58,696,088	52,693,232

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months period ended, June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,696,719)	$(4,831,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,360,122	1,337,945
Provision for doubtful accounts	(57,474)	(178,090)
Stock based compensation	2,876,951	868,616
Noncontrolling interest	2,283	756
Amortization of Shares issued for Consultancy	376,718	151,250
Issuance of stock	221,626	--
Exercise of warrants (cash less)	364,718	--
Exercise of convertible note (cash less)	112,443	--
Change in fair value of warrant liabilities	8,748,778	--
Amortization of deferred financing costs	1,121,535	--
Interest expense relating to debt discount and conversion feature	7,545,823	--
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,342,543)	(1,704,371)
Decrease (Increase) in prepaid expenses, deposits and other assets	162,513	(158,168)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(1,789,851)	1,565,246
Increase (decrease) in deferred revenue	(131,835)	(1,807)
Increase (decrease) in accrued expenses and other payables	(717,070)	(112,870)
Net cash used in operating activities	(6,841,983)	(3,063,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,214,286)	(1,963,245)
Restricted cash	20	18
Cash received from acquisition of subsidiary	48,577	--
Loan to third party	--	(345,895)
Net cash used in investing activities	(1,165,689)	(2,309,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	18,721	12,767
Deferred financing costs	(205,326)	--
Loan from related party QAT Bridge Loan	2,513,195	4,340,497
Loan from related party Bridge SPA	2,885,000	--
Proceeds from Private Placement Offering	6,459,800	--
Exercise of warrants (cash less)	25,000	--
Placement fees	(1,197,073)	--
Net cash provided by financing activities	10,499,317	4,353,264

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	327,169	(61,764)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,818,814	(1,080,776)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,457,900	1,656,546
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,276,714	$575,770

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$473,824	$19,880

	2010	2009
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Increase in Share Capital due to Acquisitions and Non-Cash Compensation	$14,318,336	$532,583
Increase in Share Capital due to Exercise of Warrants and Conversion of Notes	$346,564	$-
Decrease of Net Debt due to Conversion of Notes	$425	$-
Increase of Warrants due to fundraising of Convertible notes	7,539,585	-

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

The Company

Elephant Talk Communications, Inc. (“Elephant Talk,” “we,” “us” or the “Company”), is an international provider of business software and services to the telecommunications and financial services industry. The company enables both mobile network operators (“MNOs”) and virtual operators (“MVNOs”) to offer a full suite of products, delivery platforms, support services, superior industry expertise and high quality customer service without substantial upfront investments from clients. Elephant Talk provides global telecommunication companies, MNOs, banks, supermarkets, consumer product companies, media firms, and other businesses a full suite of products and services that enables them to fully provide telecom services as part of their business offerings. The company offers various dynamic products that include remote health care, credit card fraud prevention, mobile internet ID security, multi-country discounted phone services, loyalty management services, and a whole range of other emerging customized mobile services.

Converged telecommunication services – full MVNE solutions.  The Company is a niche player in the converged telecommunications market, providing traffic and network services as a licensed operator, and specializing in carrier grade mobile enabling platforms to provide outsourced solutions to the various players in the telecommunications’ value chain, including MNOs, MVNOs and non-operator companies in need of both mobile as well as specialized land-line telecommunication services. In this chain we position ourselves as a Full Mobile Virtual Network Enabler , including also customized mobile services such as our network integrated ValidSoft security and fraud prevention solutions.

ValidSoft – electronic fraud prevention

Our recent major acquisition of ValidSoft LTd. (“ValidSoft”) gives us a position in providing solutions to counter electronic fraud relating to card, the internet, and telephone channels. ValidSoft's solutions are used to verify the authenticity of both consumers and institutions (mutual authentication), and the integrity of transactions (transaction verification) for the mass market, in a highly cost effective and secure manner, yet easy to use and intuitive. ValidSoft solutions are marketed under VALid-POS® and VALid®. For its biometrics based product it trades under VALid-VSG™.

Principles of Consolidation

The accompanying consolidated financial statements for June 30, 2010 and December 31, 2009 include the accounts of Elephant Talk its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Communication Austria GmbH, Elephant Talk Telekom GmbH (formerly Vocalis Austria GmbH), Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication (Europe) GmbH, Elephant Talk Communication Schweiz GmbH, Moba Consulting Partners B.V., Elephant Talk Communications France S.A.S.,its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its wholly-owned subsidiary Elephant Talk Communications Luxembourg SA, its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Guangzhou Elephant Talk Information Technology Limited., its wholly-owned Elephant Talk Caribbean B.V., its majority owned (51%) subsidiary ET-UTS N.V., its wholly-owned subsidiary Elephant Talk Limited, its majority owned (60%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (99%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC and its wholly-owned subsidiary ValidSoft Limited, ValidSoft (UK) Ltd & ValidSoft (Australia) Pty Ltd.

Acquisitions.

On March 17, 2010, the Company acquired all of the assets of privately held ValidSoft Ltd from Ireland (“ValidSoft”) for total consideration of $ 16,033,689 paid by the issuance of shares in the Company as well as warrants.This consideration excludes the contingent consideration payable upon ValidSoft meeting certain performance targets. The opening balance sheet of ValidSoft has been recorded as of 1 April 2010. The Consolidated Statement of Income for the three months ended June 30, 2010 include the financial results of ValidSoft as of 1 April 2010.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in our 2009 Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows as of and for the periods presented.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

Note 2. Financial Condition and Going Concern

The Company has an accumulated deficit of ($89,030,994) as of June 30, 2010. Historically the Company has relied on a combination of debt and equity financings to fund ongoing cash requirements. In the first half year of 2010 the Company has received loans in the total amount of €1,850,000 (US $2,513,195) from QAT II Investments, SA, a related party investment fund (“QAT II”).  We also raised $2,885,000 in a bridge financing of units consisting of common stock, no par value, and warrants exercisable into common stock, with accredited investors (the “Bridge Financing”)  Subsequent to the Bridge Financing, we conducted a private placement (the “2010 Private Placement Offering”) of units consisting of shares of our common stock and warrants to accredited investors.

The first closing of the 2010 Private Placement Offering took place on June 28, 2010.  In connection with the first closing, we sold units having an aggregate value of $6,459,800 at a price of $1.20 per unit.  In connection with the first closing, we issued 5,383,175 shares of common stock and warrants to purchase up to 5,383,175 shares of common stock at $1.50 per share.  The units were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  Excluding the second closing of the 2010 Private Placement Offering on August 4, 2010 (described in Note 26), we have raised gross proceeds of approximately $11.9 million in 2010, resulting in net proceeds to us of approximately $10.7 million.

We believe that our cash balance at June 30, 2010, in combination with the additional funding received so far in 2010, cash generated from operations and commitments for additional funding, will provide sufficient funds at least to the beginning of the next year. We continue in the short term in raising funds under our 2010 Private Placement Offering.

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, on reasonable terms.  Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. The current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may not be able to continue operations. As of June 2010, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

Note 3. Significant Accounting Policies

Foreign Currency Translation

The functional currency iss Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). The accumulated other comprehensive income (loss) as of June 30, 2010 and December 31, 2009 was ($2,553,849) and $1,136,897, respectively. The foreign currency translation gain/(loss) for the three months ended June 30, 2010 and 2009 was ($3,168,961) and $470,533, respectively. The foreign currency translation gain/(loss) for the six months ended June 30, 2010 and 2009 was ($3,690,746) and ($197,259), respectively.

Use of Estimates

The preparation of the accompanying financial statements conforms with accounting principles generally accepted in the United States and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposited as bank guarantee for interconnects.

Accounts Receivables, net

The Company’s customer base is geographically dispersed. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis. As of June 30, 2010 and December 31, 2009 the allowance for doubtful accounts was $595,284 and $764,302, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”), (formerly, Staff Accounting Bulletin (“SAB 104”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured. The Company derives revenue from activities as a landline and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue). The Company recognizes revenue from prepaid calling cards as the services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $0 and $132,205 as of June 30, 2010 and December 31, 2009, respectively.

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

The Company has filed, or is in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.

Comprehensive Income/(Loss)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. For the first six months of 2010 and 2009 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

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

Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following table summarizes fair value measurements by level at June 30, 2010 for financial assets and liabilities measured at fair value on a recurring basis:

	level I	level II	level III	Total
Warrant liabilities	$28,038,455	$--	$--	$28,038,455
Conversion feature	--	8,735,904	--	8,735,904
Total liabilities	$28,038,455	$8,735,904	$--	$36,774,359

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued guidance which is now part of ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements”, an Amendment of Accounting Research Bulletin No. 51 “ (formerly Statement of Financial Accounting Standards (SFAS) 160. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted this guidance on January 1, 2009, the beginning of its 2009 fiscal year, which resulted in certain reclassifications related to the noncontrolling interest in the consolidated financial statements.

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

Note 4. Long Term Deposit

Long term deposits to various telecom carriers during the course of its operations and office space rental deposits amount to $346,746 as of June 30, 2010 compared with $330,946 as of December 31, 2009. The deposits are refundable at the termination of the business relationship with the carriers or termination of the rental contracts.

Note 5. Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets recorded as $2,166,298 as of June 30, 2010, compared with $2,657,019 as of December 31, 2009.

The amounts comprise prepaid Value Added Tax (“VAT”), unvested stock related compensation for management & consultants and other general and administrative expenses.

Note 6. Deferred Financing Costs

Deferred financing costs consist of commissions, warrants issued to placement agents, associated expenses and legal fees for the 2009 private placement of units consisting of notes and warrants, and for the 2010 QAT convertible loans. At June 30, 2010 and December 31, 2009, deferred financing costs were $2,117,067 and $3,033,277, respectively, and are amortized over the terms of each of the notes and the 2010 QAT convertible loans, respectively.

Note 7. Property & Equipment

The Company has evaluated the nature of its systems engineering and software programming activities and relevance to its business activities and has concluded that the reclassification of these investments from Intangibles to Property and Equipment more accurately reflects the nature and financial reporting of the Company. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform

•	CRM software

•	Mediation, Rating & Pricing engine

•	Operations and Business Support software

•	Network management tools

Property and equipment at June 30, 2010 and December 31, 2009 consist of:

	Average Estimated Useful Lives	June 30, 2010	December 31, 2009
Furniture and fixtures	5	202,934	219,469
Computer, communication and network equipment	3 - 10	7,676,100	8,071,138
Software	5	3,946,873	4,410,714
Automobiles	5	115,350	135,455
Construction in progress		1,374,840	1,009,969
		13,316,097	13,846,745

Less: accumulated depreciation		(6,486,893)	(6,072,883)

		$6,829,204	$7,773,862

Total depreciation expense for the three months ended June 30, 2010 and 2009 was $488,669 and $509,847, respectively. Total depreciation expense for the six months ended June 30, 2010 and 2009 was $1,149,056 and $953,177, respectively.

Note 8. Intangible Assets - Customer Contracts, Licenses and Interconnects

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects. ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

	Average Estimated Useful Lives	June 30, 2010	December 31, 2009
Customer Contracts, Licenses , Interconnect & Technology	5 - 10	$10,970,482	12,282,126
Validsoft IP & Technology	1 - 10	14,404,084	--

Less: Accumulated Amortization and impairment charges		(7,882,448)	(8,371,763)
Less: Accumulated Amortization Validsoft IP & Technology		(792,751)	--
		$16,699,367	$3,910,363

Intangible asset amortization expense for the three months ended June 30, 2010 and 2009 was $1,026,759 and $197,916 respectively. Amortization expense for the six months ended June 30, 2010 and 2009 totaled $1,211,066 and $384,768 respectively.

Goodwill	June 30, 2010	December 31, 2009
Goodwill at acquisition (Note 9)	$3,433,833	--
End of period exchange rate translation	(387,043)	--
	$3,046,790	$0

Estimated future amortization expense related to our intangible assets is:

	2010	2011	2012	2013	2014	2015	2015
	remainder						thereafter
Interconnect licenses and contracts	344.421	688.843	686.974	666.429	588.674	112.694	-
ValidSoft IP & Technology	1.529.921	2.734.360	2.734.360	2.734.360	2.734.360	756.823	387.148
	1.874.342	3.423.203	3.421.334	3.400.789	3.323.034	869.517	387.148

Note 9   Acquisition of ValidSoft Ltd

On March 17, 2010 we issued 10,235,739 shares and 3,829,487 warrants as purchase price consideration following the completion of the acquisition of ValidSoft of which 2,558,937 shares and 957,373 warrants are contingent upon meeting specific targets following a stepped earn-out agreement.  Based upon a number major contracts not being concluded yet at reporting date, the Company does not assume that the targets as set for the contingent consideration to be released, will be met at this point in time. Consequently, the total value for the consideration is $16,033,688 comprising the fair market value for the non-contingent shares of $12,129,352 and non-contingent warrants of $3,904,336. The contingent consideration is held in escrow.  The Company will continue to monitor the progress made and determine quarterly to which extent parts of the stepped targets are likely to be met.

Consideration paid	Total Consideration	Non-Contingent Consideration	Contingent Consideration
Number of shares	10,235,739	7,676,805	2,558,934
Fair value (share price at 17 March 2010)	$1,58	$12,129,352	-
Numer of warrants	3,829,487	2,872,114	957,373
Fair Value (black-scholes)		$3,904,336
Total Consideration Paid		$16,033,688

Following the valuation of ValidSoft, we allocated the above purchase price to the identifiable assets and liabilities of ValidSoft.

A summary of the assets acquired and liabilities assumed for ValidSoft are:

Estimated fair values:
Assets acquired	$16,677,323
Liabilities assumed	4,077,467

Net assets acquired	12,599,586
Consideration paid	16,033,688

Goodwill	$3,433,833

The operating results of ValidSoft have been consolidated with those of the Company starting April 1, 2010.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE SIX  MONTHS ENDED JUNE 30, 2010 AND 2009

The following un-audited pro forma consolidated financial information for the six months ended June 30, 2010 and 2009, as presented below, reflects the results of operations of the Company as of April 1, 2010 and assuming that the acquisition occurred on April 1, 2009, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on April 1, 2010 and 2009 respectively, and may not be indicative of future operating results.

Pro forma consolidated	June 30, 2010	June 30, 2009
Revenues	$19,674,169	$20,804,620
Operating loss	(8,792,293)	(7,139,525)
Net loss	(27,180,023)	(7,252,052)
Loss per share - basic and fully diluted	(0.44)	(0.12)

Note: For comparison purposes with 2009 Operating Loss of ($8,792,293) and Net loss of ($27,180,023) are exclusive of the amortization charge incurred of $792,751 in the three months ending March 31, 2010 following the Fair Market Valuation of the assets of ValidSoft.

The Company included the financial results of ValidSoft in its consolidated 2010 financial results from the date April 1, 2010 through June 30, 2010.

Further details on the acquisition of ValidSoft can be found in our Current Report on Form 8-K/A filed June 2, 2010.

Note 10. Overdraft

In 2004, Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. has borrowed funds from the bank. As of June 30, 2010 the overdraft balance included accrued interest amounted to $263,294 compared to $250,023 as of December 31, 2009. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility nor is it otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd. As of June 30, 2010 Moba Consulting Partners B.V. had an overdraft of $90,610 compared to $101,566 as of December 31, 2009 on one of the company’s bank accounts.

Note 11. Accrued Expenses

As of June 30, 2010 and December 31, 2009, the accrued expenses comprised of the following:

	June 30,	December 31,
	2010	2009
Accrued Selling, General & Administrative expenses	$1,975,507	$589,630
Placement fees	—	—
Accrued cost of sales and network	297,885	307,172
Accrued taxes	1,528,727	855,370
Accrued interest payable	1,260,645	552,393
Other	489,649	434,432
Total accrued expenses	$5,552,413	$2,738,998

Note 12. Convertible 14% loan – related party

The Company received interest-bearing loans in the first quarter at 14% per annum from QAT II . The loans are due to be repaid 180 days after the date the loans were made available to the Company or in the event another person or entity consummates an equity or debt securities financing with the Company in the amount of at least $5,000,000, upon notice to the Company.

These loans included the option of conversion into equity under certain conditions. An amendment to the Loan Agreement dated June 10, 2010, has affected the term and conditions of the agreement. See Note 25: Related Party Transactions, for more information.

The principal convertible 14% loan amount to €1,850,000 and is subject to re-valuation on monthly basis, the current outstanding amount is $2,258,480 as of June 30, 2010.

Breakdown of Convertible 14% Note	Principal	Discount	Net Liability
Convertible 14% note - related party	$2,258,480	$(1,421,941)	$836,539
Totals	$2,258,480	$(1,421,941)	$836,539

Note 13. Loans Payable

Loans payable at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$319,121	$320,339
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	190.679	191,407
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	84,782	85,106
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at June 30, 2010	282,605	283,684
Total	$877,187	$880,536

Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong on June 29, 2004 under which Elephant Talk Ltd. has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd. is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $594,652 as of June 30, 2010. As a result of the default, the entire loan balance outstanding at June 30, 2010 is due and payable to the bank. Furthermore, Elephant Talk Ltd. is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd. has recorded $4.787 and $12,767 in interest expense and default interest expense, respectively, on loans payable as of June 30, 2010 and June 30, 2009 and $37,655 and $53,681 in interest expense as of June 30, 2010 and June 30, 2009, respectively. The Company has not guaranteed the credit facility nor is it otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

Note 14. Long term debt

The Company’s 51% owned subsidiary ET-UTS N.V. has received $450,436 in interest bearing (8% per annum) unsecured loans from United Telecommunication Services N.V., the 49% shareholder in the subsidiary. No maturity has been fixed.

Note 15. 12% Secured Convertible Promissory Notes

On July 31, August 18, September 3, September 30 and October 30, 2009, the Company consummated closings of its 2009 private placement offerings of units (the “2009 private placement”) comprised of 12% secured convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase shares of common stock to accredited. The securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act. The Company sold an aggregate of $12,333,020 principal amount of Notes and delivered Warrants to purchase an aggregate of 12,333,020 shares of the Company’s common stock at a purchase price of $1.00 per share. The Company used the net proceeds from the 2009 private placement primarily for working capital.

The value of the Warrants to the investors of the 2009 private placement has been capitalized and off set against the liability for the Notes. This resulted in a debt discount of $12,333,020 incurred in connection with the private placement. The debt discount will be amortized over the term of the Notes using the effective interest method.

Breakdown of Convertible 12% Secured Note	Principal	Conversions	Net Principal	Net Discount	Net Liability
Convertible 12% secured note - related party	$5,332,383	$0	$5,332,383	$5,290,625	$41,758
Convertible 12% secured note - third party	$7,000,637	$111,000	$6,889,637	$6,835,716	$53,922
Totals	$12,333,020	$111,000	$12,222,020	$12,126,341	$95,680

The Notes are convertible at the option of the holder into no par value common stock of the Company at a conversion price equal to $1.35. During the second quarter of 2010 a principal amount of $111,000 of the outstanding Notes were  converted into common stock. This has resulted in an accelerated accretion of the relating debt discount (see “Breakdown of Convertible 12% Secured Note Disclunt,” below). The related number of common stock issued is 83,292 which also included such noteholder’s accumulated interest up to their resepctive dates of conversion.

Breakdown of Convertible 12% Secured Note Discount	Initial Discount	Regular Accretions	Accelerated Accretions	Net Discount
Convertible 12% secured note - related party	$5,332,383	$41,758	$-	$5,290,625
Convertible 12% secured note - third party	$7,000,637	$54,346	$110,575	$6,835,716
Totals	$12,333,020	$96,104	$110,575	$12,126,341

The conditions of the outstanding $5.3 million Note to QAT II  was amended on June 10, 2010, has accepted a forced conversion of their outstanding $5.3 million Note when an aggregate amount of $11 million is raised in connection with the 2010  Private Placement Offering. See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for further information. The valuation in Note 17 of the “Conversion Feature” is based upon our expectation  that we will raise at least $11 million in connection with the 2010 Private Placement Offering.

Note 16. Warrant liabilities

Outstanding warrants consisted of the following as of June 30, 2010:	Initial Fair Value	Fair Mark-to- Market Value as per December 31, 2009	Fair Mark-to- Market Value as per June 30, 2010
Investor Warrants - Related to 2009 Prom Note issue	$14,284,242	$14,359,363	$17,042,503
Placement Agent Warrants - Related to the 2009 Prom Note issue	$2,285,479	$2,266,762	$2,418,250
2010 QAT II Loan Warrants (part I)	$3,042,617	$-	$2,859,234
2010 QAT II Loan Warrants (part II)	$5,718,467	$-	$5,718,467
	$25,330,805	$16,626,125	$28,038,455

Investor and placement agent warrants – 12% secured convertible note

We issued the Warrants in connection with the 2009 private placement. The Warrants include conversion provisions that require us to record them at fair value as a liability in accordance with ASC 815 (formerly EITF 00-19), with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The fair value of the Warrants issued to investors and placement agents in connection with the 2009 private placement was $16,569,721 upon issuance and is valued at $19,460,753 as of June 30, 2010.

During the second quarter of 2010 some of the Warrants relating to the 2009 private placement were  exercised. The total outstanding number of Warrants, including the  warrants issued to the selling agents has decreased by 669,828. The total outstanding Warrants, including the warrants issued to the selling agent in connection with the 2009 private placement has become 13,636,475 Warrants. The number of shares is not increased by the same number as the exercised warrants as the warrant agreement includes a cashless exercise option.

Outstanding warrants consisted of the following as of June 30, 2010:	Initial number of warrants issued	Exercised	Outstanding warrants
Investor Warrants - Related to 2009 Prom Note issue	12,333,020	390,000	11,943,020
Placement Agent Warrants - Related to the 2009 Prom Note issue	1,973,283	279,828	1,693,455
	14,306,303	669,828	13,636,475

2010 QAT II loan warrants

In the first quarter of 2010, 2,513,195 warrants were issued to QAT II as part of the loan agreements for the loans granted for a total amount of € 1,850,000. The total value of these warrants has initially been valued at $3,042,617 and as per June 30, 2010 they are valued at $2,859,234. The change in fair value of $183,383 was recorded in the income statement.

During the second quarter, we amended the convertible 14% loan agreements with QAT II, resulting in the issuance of an additional 5,026,390 warrants to QAT II.~~.~~  These warrants were valued at $5,718,467 and recorded as a warrant liability on the balance sheet and as an expense in the income statement.

For details on the abovementioned amendment see Note 25: “Related Party Transactions”.

ValidSoft acquisition warrants

In the first quarter of 2010, we acquired ValidSoft Ltd. The former shareholders were granted warrants on our common shares as part of the acquisition price. The initial value of these warrants was $3,904,337 and has been accounted for as capital in the common stock section of the  balance sheet.

Note 17. Conversion feature

12% secured convertible note

A conversion feature (holders of the Notes will receive a discount of 15% when converting the Note into shares instead of cash repayment) was recognized at fair value on the respective issuance dates of the Notes as a discount and will be amortized using the effective interest rate method from issuance to the maturity date of the respective Notes. The conversion feature has been marked to market each previous reporting dates with subsequent changes in fair value which have been recorded as non-operating gains or losses in our income statement.

Pursuant to the terms of the Notes, we determined the conversion price to be $1.35.  This amount is equal to eighty-five percent (85%) of the twenty (20) day average closing price of our common stock for the twenty (20) trading days prior to March 31, 2010. Note holders may convert their Notes into shares of common stock at the conversion price, in full or in part, at any time before the maturity date. Since this conversion feature has the characteristics of an option to purchase shares at a fixed price per share, the fair market value was calculated by using the Black-Scholes option pricing model. The fair value of the existing conversion feature was $7,479,151 as of June 30, 2010.

The 2010 valuation of the conversion feature described above is based upon our expectation that the current equity raise of the Private Placement Offering will be at least $11 million which will cause the automatic conversion of the Note held by QAT II in accordance with the conversion terms equal to the 2010 Private Placement Offering of $ 1.20 per share.

2010 QAT II loans

During the first quarter of 2010, the company received additional loans from QAT II aggregating a total of €1,850,000 (with a current book value of $2,258,480) which included the right for QAT II to convert the principal and accrued interest outstanding as of the date of the consummation of an equity or debt financing in the amount of at least US$5,000,000 (a “Placement”) into the same type of equity or debt securities issued in connection with the Placement and pursuant to the same terms and conditions of such Placement. The conversion share price has been determined at $1.20 and the conversion date for valuation purposes has been set at August 31, 2010.  Since this conversion feature has the characteristics of an option to purchase shares at a fixed price per share, the fair market value was calculated by using the Black-Scholes option pricing model. The fair value of the existing conversion feature has been calculated at $1,256,753 as of June 30, 2010.

Outstanding Conversion Feature Liability consisted of the following as of June 30, 2010:	Initial Fair Value	Fair Mark-to- Market Value as per December 31, 2009	Fair Mark-to- Market Value as per June 30, 2010
Conversion Feature - Related to 15% discount on 2009 Prom Note issue	$2,418,819	$2,899,801	$7,479,151
Conversion Feature - Related to conversion right 2010 QAT II Loans	$250,000	$0	$1,256,753
	$2,668,819	$2,899,801	$8,735,904

Note 18. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 65,812,367 shares of common shares issued and outstanding as of June 30, 2010, an increase of 12,116,383 shares since December 31, 2009, largely due to the shares issued in connection with the ValidSoft acquisition, the Bridge Financing, and shares issued as compensation.  The number excludes the 245,900 unreturned and the 2,558,934 escrowed contingent shares mentioned below.  The number shares issued and outstanding as of August 13, 2010 is 75,699,642, which includes 245,900 shares which were cancelled by the Company prior to 2006 as well as the 2,558,934 contingent shares issued for the ValidSoft acquisition. The 245,900 shares were not returned to our transfer agent and never cancelled on their records. These shares have been blocked for trading by our transfer agent. The contingent shares are held in escrow for the contingent consideration of the ValidSoft consideration. The contingent consideration will be recorded when the contingency is resolved.

ValidSoft acquisition warrants

In the first quarter of 2010, we acquired ValidSoft The former shareholders were granted warrants on our common shares as part of the acquisition price. The initial value of these warrants was $3,904,337 and has been accounted for as capital in the common stock.

(B) Shares to be issued

Following the sale of securities under the Bridge Financing, the 2010 Private Placement, exercise of warrants and shares issued as compensation, a total number of 5,881,733 shares remain to be issued, valued at $ 7,161,795.

Note 19. Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260 “Earnings per Share” (formerly SFAS No.128). Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 20. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2000 Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 160,000 common shares and 160,000 stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 12,000 shares of common stock and 160,000 stock options remain available for grant at June 30, 2010.

2006 Non-Qualified Stock and Option Compensation Plan

Under our 2006 plan there are, as of June 30, 2010, 344,342 stock options outstanding. There are remaining 600,000 shares and 55,658 stock options available for grant.

Options granted generally vest over a three year period. Options generally expire two years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of June 30, 2010:

	Number of shares	Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2009	344,342	$2.25	$453,917
Granted in 2010	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Outstanding as of June 30, 2010	344,342	$2.25	$453,917

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options generally vested as of December 31, 2009, or will vest (if unvested) if there is a change of control in the Company.

No options have been issued or granted under this plan in 2010.

Following is a summary of the status of options outstanding under the 2006 plan at June 30, 2010:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	344,342	1.86	$2.25	269,342	$2.25

At June 30, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was approximately $24,991.

2008 Long-Term Incentive Plan

The 2008 Long-Term incentive plan was adopted on January 15, 2008, and approved by our shareholders on the same date at our annual meeting. The 2008 Long-Term incentive authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008. As of June 30, 2010, a total of 3,742,000 stock options and 507,300 shares had been granted under this plan. Options granted generally begin vesting over a three-year period after grant date although options have been granted with a shorter period than three years. Options granted in the beginning expire two years from the date of vesting but the latest in 2010 issued options remain exercisable for nine years from the date of vesting. It is expected that future options will be awarded with the nine-year exercise period after first vesting.

Common stock purchase options and warrants consisted of the following as of June 30, 2010:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2009	976,000	$0.89	$758,900
Granted in 2010	2,934,000	$1.42	$3,999,228
Exercised	—	—	—
Cancelled/Forfeited	40,500	$1.21	$46,642
Outstanding as of June 30, 2010	3,869,500	$1.29	$4,711,486

The options granted pursuant to this plan in 2010 were granted with an average exercise price of $1.42. The initial fair market value of the options granted using the Black-Sholes options model for these options has been valued at $3,999,228 at their initial grant-dates. In the second quarter we have reconsidered the churn rate we use in our model for employees leaving the company before the date of exercise. The churn rate was changed from 16.19% to 1.58% because few employees left the Company during the previous two years. The results, $112,128 (2009) and $554,446 (2010), have been included in our income statement for the period ending June 30, 2010.

Following is a summary of the status of options outstanding under the 2008 Long-Term Incentive Plan at June 30, 2010:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60-1.98	3,869,500	8,26 years	$1.287	283,334	$1.09

The weighted average assumptions used so far for the options granted in 2010 using the Black-Scholes options model are: volatility of 142%, term of 9.95 years and a Risk Free Interest Rate assumption of 3.768%. The expected dividend yield is zero.

At June 30, 2010 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, but not yet recognized in the profit and loss was approximately $3,161,472

Note 21. Commitments

As of June 30, 2010 commitments of the Company relating to leases, co-location, interconnect and office rents are as follows:

December 31, 2010	$1,466,802
December 31, 2011	2,884,307
December 31, 2012	2,336,598
December 31, 2013	2,001,149
December 31, 2014	428,492
Total	$9,117,348

Note 22. Minority interests in subsidiaries

The Company had minority interests in several of its subsidiaries. The balance of the minority interests as of June 30, 2010 and December 31, 2009 were as follows:

		Noncontrolling interest Balance at
Subsidiary	Noncontrolling Interest %	June 30, 2010	December 31, 2009
ETC PRS UK	49%	$8,955	$10,516
ETC PRS Netherlands	49%	119,614	140,462
ET ME&A Holding WLL	40%	—	—
ET Bahrain WLL	1%	5,461	3,180
ET ME&A FZ LLC	49.46%	35,244	35,242
ET UTS Curacao	49%	—	—
Total		$169,274	$189,400

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

(b) Manu Ohri Litigation

On March 26, 2009, an action was commenced against the Company by Manu Ohri (“Ohri”), our former Chief Financial Officer, in the California Superior Court, Orange County, in a matter entitled Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609.  Ohri alleges breach of a written contract, breach of an oral contract, and a common count for services rendered.   Ohri claims, among other things, $427,816 in unpaid severance payments, $56,951 owed under an oral consulting agreement, and stock options payable under the oral consulting agreement with a net value of $622,000.  The Company denies all material allegations of Ohri's complaint and asserts various affirmative defenses.  The Company also filed and served a cross-complaint against Ohri, who then filed and served an answer, denying the material allegations of the Company’s cross-complaint.

The parties are engaged in pretrial discovery, and a jury trial is scheduled to start December 6, 2010.

(c) Bruce Barren Litigation

On December 30, 2009, an action was commenced against the Company by Bruce Barren (“Barren”), a former director of the Company from January 2008 to May 2009, in the California Superior Court, Los Angeles County, in a matter entitled Bruce Barren v. Elephant Talk Communications, Inc., Case No. BC429032.  Barren alleges causes of action for breach of a restricted stock agreement, breach of the implied covenant of good faith and fair dealing, breach of an oral employment agreement, and common counts for services rendered—despite entering into a settlement agreement and full release of any claims against the Company shortly after his resignation in May 2009.  The Company contends that Mr. Barren’s claims are without merit, and has answered his complaint, denying all material allegations and asserting various affirmative defenses.

The parties are engaged in pretrial discovery, and a jury trial is scheduled to start February 7, 2011.

(d) Chong Hing Bank Litigation

On December 15, 2009, an action was commenced against the Company by Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a publicly listed Hong Kong company (the “Bank”), in the California Superior Court, Orange County, in a mater entitled Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company.  The Bank alleges that ETL is in default on the loans and overdraft account, and that $1,536,792.28 plus interest is currently due.  The Bank alleges that the Company is liable to repay the loans and overdraft account.  The Bank is suing the Company for breach of contract and common counts.  The Company has answered the complaint, denying all material allegations and asserting various affirmative defenses.

The parties are engaged in pretrial discovery, and a jury trial is scheduled to start February 14, 2011.

Note 24. Segment Information

Year ended June 30, 2010

	EUROPE						Far East Hong Kong /	Middle	The
	Netherlands	Spain	Switzerland	Others		Total	China	East	Americas	TOTAL
Revenues from unaffiliated customers:	$14,686,376	845,412	3,390,316		171,730	$19,093,835	$-	$498,243	$25,512	$19,617,590

Operating income (loss)	$(1,144,634)	$(150,455)	$(1,378,778)		$(1,617,320)	$(4,291,188)	$(110,673)	$83,000	$(4,041,332)	$(8,360,192)

Net income (loss):	$(1,128,465)	$(150,455)	$(1,374,717)		$(1,634,220)	$(4,287,858)	$(568,246)	$83,000	$(21,923,616)	$(26,696,719)

Identifiable assets	$7,548,577	$1,136,100	$9,391,821		$17,779,896	$35,856,394	$550,564	524,086	4,456,005	$41,387,048

Depreciation and amortization	$(57,131)	$(106,945)	$(1,011,735)		$(857,114)	$(2,032,925)	$(27,709)	$(16,481)	$(283,007)	$(2,360,122)

Capital expenditure	$1,446	$1,989	$1,215,023	$		$1,218,458	$(20,781)	$-	$16,609	$1,214,286

Year ended June 30, 2009

	EUROPE					Far East Hong Kong /	Middle	The
	Netherlands	Spain	Switzerland	Others	Total	China	East	Americas	TOTAL
Revenues from unaffiliated customers:	$15,812,063	$1,105,997	$2,896,008	$322,238	$20,136,307	$690	$603,286	$-	$20,740,282

Operating income (loss)	$(811,298)	$157,194	$(1,375,495)	$(186,754)	$(2,216,354)	$(141,575)	$(35,796)	$(2,250,749)	$(4,644,473)

Net income (loss):	$(801,211)	$157,194	$(1,375,383)	$(186,496)	$(2,205,896)	$(611,163)	$(37,205)	$(1,977,398)	$(4,831,661)

Identifiable assets	$5,479,037	$1,603,571	$11,091,128	$558,253	$18,731,989	$276,129	$615,910	$1,671,658	$21,295,686

Depreciation and amortization	$(50,043)	$(97,800)	$(825,239)	$(2,044)	$(975,126)	$(23,857)	$(20,752)	$(318,209)	$(1,337,945)

Capital expenditure	$24,628	$1,260	$1,873,724	$-	$1,899,612	$181,079	$-	$187,907	$2,268,598

Note 25. Related Party Transactions

12% Secured convertible note

On June 10, 2010 and at our request, QAT II entered into an agreement with us calling for the mandatory conversion of the total principal amounts outstanding under the Notes to QAT II ($4 million issued July 31, 2009 and $1.3 million issued October 31, 2009, totaling $ 5.3 million), in case the Company raises a minimum of $ 11 million in connection with the 2010 Private Placement Offering.

The Company and QAT II agreed the unpaid principal due pursuant to the Notes, excluding any accrued but unpaid interest or other fees due on such Notes, would be exchanged for units, at a price of $1.20 per unit and on the same terms and conditions as the 2010 Private Placement Offering, upon our raising an aggregate of $11 million in connection with our 2010 Private Placement Offering (also see item “Unregistered Sales of Equity Securities and Use of Proceeds”).

Loan agreements

On February 2, 2010, we entered into a loan agreement with QAT II. Pursuant to this loan agreement, QAT II Investments agreed to lend to us the sum of €350,000 ($488,775 based on the February 2, 2010 exchange rate published in the Wall Street Journal). The proceeds were made available to the Company on February 2, 2010.

On February 24, 2010, we entered into a loan agreement with QAT II.  Pursuant to this loan agreement, QAT II Investments agreed to lend us the sum of €850,000 ($1,150,390 based on the February 24, 2010 exchange rate published in the Wall Street Journal). The proceeds of the loan agreement were made available to the Company on February 24, 2010.

On March 22, 2010, we entered into a loan agreement with QAT II. Pursuant to this loan agreement, QAT II Investments agreed to lend us the sum of €150,000 ($203,280 based on the March 22, 2010 exchange rate published in the Wall Street Journal). The proceeds of the loan agreement were made available to the Company on March 22, 2010

On March 30, 2010, we entered into a loan agreement with QAT II. Pursuant to the loan agreement, QAT II Investments agreed to lend us the sum of €500,000 ($670,750 based on March 30, 2010 exchange rate published in the Wall Street Journal). The proceeds of the loan agreement were made available to the Company on March 31, 2010.

Each of the above mentioned loan agreement initially provided that we would pay QAT II interest at a rate of fourteen percent (14%) per annum on the outstanding balance and provided the principal and interest shall be due and payable on the earlier of: (i) within 180 days from the date of the loan or (ii) in the event we consummate a Placement.  QAT II has the ability to convert the principal and accrued interest outstanding as of the date of the Placement into the same type of equity or debt securities issued by us and on the same terms and conditions offered to other investors in the Placement. The outstanding principal and interest becomes immediately due and payable in the event we fail to make required payments of principal and interest, or otherwise breach the loan agreement and fail to cure such breach upon twenty days notice, or if we dispose of our properties or assets without QAT II’s prior consent, or if we file a petition for bankruptcy or otherwise resolves to wind up our affairs.

In connection with the above-referenced loans, we also issued to QAT II warrants to purchase common stock in an amount equal to one warrant per each United States dollar loaned hereunder to the Company (using the Euro-United States dollar conversion rate published by the Wall Street Journal at the close of business of the loan date). Such warrants have a term of three years and an exercise price equal to the OTCBB closing price of our common stock on the loan date.

The loan agreements described above were amended on June 10, 2010.  Pursuant to the amendment, QAT II agreed to extend the existing maturity dates of the loans to May 1, 2011. The amendment also provides for the automatic conversion of the Notes if we raise at least $11 million in connection with the 2010 Private Placement Offering.  The unpaid principal of such loans will convert into units consisting of common stock and warrants at a price of $1.20 per unit.  Further, the units will be issued on the same terms and conditions as the units being offering in the 2010 Private Placement Offering.   Accrued but unpaid interest and any other fees due on the QAT II loans will not convert into units.  As additional consideration for entering into the amendment, QAT II was issued warrants to purchase common stock at an amount equal to two (2x) the existing warrant coverage under the terms of such loan agreement.

Note 26. Subsequent Events

On August 4, 2010, we consummated the second closing 2010 Private Placement Offering to accredited investors.  The units, consisting of common stock and warrants, were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act.  We sold units having an aggregate value of $1,482,700 at a price of $1.20 per unit.  In connection with this second closing, we issued 1,235,857 shares of common stock and warrants to purchase up to 1,235,587 shares of common stock at $1.50 per share.  We intend to use the net proceeds primarily for working capital.

The warrants entitle the holders to purchase shares of common stock for a period of five years from the date of issuance and contain standard anti-dilution rights.  In the event: (i) the trading price of our common stock exceeds $2.25 for twenty consecutive trading days and (ii) there is an effective registration statement with a current prospectus on file with the Securities and Exchange Commission, the Company has the option to redeem the warrants issued in the 2010 Private Placement Offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changes in governmental regulations, and changing economic conditions in developing countries and an inability to arrange additional debt or equity financing. More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2009, Amendment No. 1 to the Company’s Annual Report on Form 10-K and the Company’s Current Reports on form 8-K and 8-K/A  filed in connection with its acquisition of ValidSoft.

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

Services and Solutions

Full-MVNE/MVNO Mobile Services – wholesale services and managed services

As of 2007, we positioned ourselves as an MVNE to MNOs and MVNOs offering a wide range of mobile enabling/enhancing services through sophisticated, proprietary technology supported by multi-country operations with a focus on business to business, outsourcing /partnering strategy. Important milestones in this respect are:

•
On September 17, 2008 a hosting agreement was signed between T-Mobile Netherlands BV and Elephant Talk Holding AG, a 100% affiliate of Elephant Talk Europe Holding BV. T-Mobile is one of the three MNOs in the Netherlands. Elephant Talk will, as exclusive MVNE for T-Mobile, connect MVNOs in the Netherlands to its platform, making use of the mobile network of T-Mobile.

•	In June 2009 we signed a hosting agreement with Vizzavi Spain (part of Vodafone Group). Elephant Talk to be the exclusive provider to Vizzavi for MVNE services in Spain.

•
Following the start of our MVNE services in the Netherlands in the fourth quarter of 2008, we have entered into heads of terms agreements with MVNOs for wholesale services in the Netherlands and have started servicing these companies while currently implementing additional ones. In Spain, we have provided since June 2009, managed services to Vizzavi (part of the Vodafone Group) and are in the process of preparing and implementing new ones.

Customized Mobile Solutions – integrated fraud and security solutions (ValidSoft)

In line with our strategy to develop and market customized mobile solutions, we acquired ValidSoft on March 17, 2010. ValidSoft provides strong authentication and transaction verification capabilities that allow organizations to quickly implement solutions that protect against certain of the latest forms of credit and debit card fraud and on-line transaction and identity theft. By correlating the relative location of a person’s credit card with the location of their mobile phone, this service can, for example, tell a bank or card issuer in less than half a second if the transaction is likely genuine or fraudulent. We anticipate generating revenues on a per transaction basis (per verification). This acquisition combines what we believe to be ValidSoft’s best in class proprietary software with our superior telecommunication platform to create what we believe is the best integrated electronic fraud prevention solution available.

Landline network outsourcing services

Through our fixed line telecom infrastructure and our centrally operated and managed IN-CRM-Billing platform, we also provide traditional telecom services like Carrier Select and Carrier Pre-Select Services, Toll Free and Premium Rate Services to the business market.

Support technology

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

Electronic fraud prevention products: VALid-POS®,  VALid® and VALid-VSG™.

Our recent acquisition of ValidSoft has given us ownership of technology and intellectual property to combat fraud relating to card, the internet, and telephone channels. ValidSoft solutions are marketed under VALid-POS® and VALid®. For its biometrics based product it trades under VALid-VSG™.

Results of Operations

Our results of operations for the six months ended June 30, 2010, consisted of the operations of Elephant Talk , its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, Elephant Talk Global Holding BV and its subsidiaries.

Although the vast majority of our business activities are carried out in Euros, we report our financial statements in US dollars (“USD”), The conversion of Euros to USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. In addition to reporting changes in our financial statements in USD’s as per the requirements of United States generally accepted accounting principles, we also highlight the impact of any material currency translation effect by providing a comparison between periods on a constant currency basis, where the most recent USD/Euro exchange rate is applied to previous periods. Management believes that this allows for greater insight into the trends and changes in our business for the reported periods. Also, since we carry out our business activities primarily in Euros we do not currently engage in hedging activities.

Three & Six Month Periods Ended June 30, 2010 compared to the Three & Six Month Periods Ended June 30, 2009

Revenue

Revenue for the three months ended June 30, 2010 was $9,673,825, a decrease of $1,637,573 or (14.5%), compared to $11,311,398 for the three months ended June 30, 2009. The decrease was the result of the lower sales during the period as well as the unfavorable impact of a $650,056 currency translation effect arising from a higher USD/Euro exchange rate.

Revenue for the six months ended June 30, 2010 was $19,617,590, a decrease of $1,122,691 or (5.4%), compared to $20,740,282 for the six months ended June 30, 2009. The decrease was the result of lower sales and to some extent the unfavorable impact of a $105,351 currency translation effect arising from a higher USD/Euro exchange rate.

Revenue - Constant currency

The decrease in the first six months of 2010 revenue of $1,017,341 over the first six months of 2009, in constant currency, was attributable to an increase in our other landline services of $24,469 and a decline in our premium rate services (“PRS”) of ($408,148), Mobile revenue of ($528,979) and Middle East pre-paid calling cards revenue of ($104,682) compared to the same period in 2009. The lower mobile revenue was the result of a customer in financial disarray leaving our Company.

revenue	June 30, 2010	June 30, 2009 constant currency	variance 2010 v 2009 constant currency
Premium Rate Services	$16,945,621	$17,353,796	$-408,148
Mobile Services	1,651,132	2,180,112	-528,979
Middle East Calling Cards	498,243	602,926	-104,682
Other revenue	522,594	498,126	24,469
Total Revenue	$19,617,590	$20,634,931	$-1,017,341

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

Cost of service for the three months ended June 30, 2010 was $9,005,394, a decrease of $1,626,811 (or 15.3%), compared to $10,632,205 for the three months ended June 30, 2009. The decrease in cost of service was the result of lower sales volumes and a favorable impact of a $620,097 currency translation effect arising from a higher USD/Euro exchange rate.

Cost of service for the six months ended June 30, 2010 was $18,379,282, a decrease of $1,400,720 (or 7.1%), compared to $19,780,001 for the six months ended June 30, 2009. The decrease in cost of service was the result of lower sales volumes and a favorable impact of a $100,710 currency translation effect arising from a higher USD/Euro exchange rate.

Cost of service – constant currency

In constant currency, the cost of service for the first three months of 2010 decreased by $987,516 (or 9.7%) compared to the same period in 2009. Cost of service, as a percent of revenue, expressed in constant dollar terms was 93.2% and 94% for the three-month period ended June 30, 2010 and 2009, respectively.

In constant currency, the cost of service for the first six months of 2010 decreased by $1,300,010 (or 6.6%) compared to the same period in 2009. Cost of service, as a percent of revenue, expressed in constant dollar terms was 93.7% and 95.4% for the six-month periods ended June 30, 2010 and 2009, respectively.

The decrease in cost of services is primarily the result of lower levels of PRS revenue and Mobile revenues on a constant currency basis.

Management expects cost of service will continue to decline as a percent of revenue as a greater proportion of future revenue is comprised of our mobile services and ValidSoft solutions, which have a substantially lower cost of service than our traditional PRS business.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2010 was $2,079,361, an increase of $295,566 or 16.6 % compared to $1,783,795 for the same period in 2009.

For the six months ended June 30, 2010, SG&A expense was $ 3,984,709, an increase of $737,766 or 24.8%, compared to $3,246,943 in the same period in 2009.

Selling, general and administrative – constant currency

In constant currency, total SG&A for the three months ended June 30, 2010 increased by  $387,595 or 22.1% compared to the same period in 2009.  The increase in expenses was mainly attributable to an increase in legal,  accounting and public relations costs, funding and the consolidation of the ValidSoft expenses in the second quarter of 2010.

In constant currency, total SG&A for the six months ended June 30, 2010 increased with $ 749,347 or 23.2 % compared to the same period in 2009.  The increase in expenses was mainly attributable to an increase in legal,  accounting and public relations costs, funding and the consolidation of the ValidSoft expenses in the second quarter of 2010.

Non-cash compensation to officers, directors and employees

Non-cash compensation for the three and six months ended June 30, 2010, was $2,712,756 and $3,253,669, respectively, compared to $750,406 and $1,019,866, for the corresponding 2009 periods. The increase in both periods is primarily attributable to the restricted stock issuance in lieu of cash compensation for management salaries and board compensation (including a new board and a new management team member), higher staffing levels due to the acquisition of ValidSoft and options granted under the 2008 Incentive Plan to employees and consultants.

Depreciation and amortization

Depreciation and amortization for the three and six months ended June 30, 2010, was $1,515,428 and $2,360,122, respectively, compared to $707,763 and $1,337,945 for the comparable periods in 2009.

Depreciation and amortization expenses increased due to the consolidation into our financials as of 1 April 2010 of the amortization of $792,751 for the ValidSoft intangibles assets.

Other Income and Expenses

Interest income for the three months ended June 30, 2010 was $32,520 compared to $12,237 for the same period in 2009. Interest income was $65,119 and $22,307 for the six months ended June 30, 2010 and 2009 respectively.

For the three months ended June 30, 2010, interest expense was $535,887 compared to $136,154 in 2009. Interest expense was $982,427 and $207,939, for the six months ended June 30, 2010 and 2009, respectively.

For the three months ended June 30, 2010, the fair value expenses and amortizations related to the  Notes, associated Warrants and deferred financing costs were $8,213,459 compared to $0 in 2009. The fair value expenses and amortizations related to the Notes, associated Warrants and deferred financing costs were $17,416,136 and $0, for the six months ended June 30, 2010 and 2009, respectively.

Non-controlling Interest

Our majority owned subsidiaries are Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC and ET-UTS NV.

During the three and six months ended June 30, 2010, we incurred a non-controlling interest charge of $1,785 and $2,283 respectively. During the same period in 2009, we incurred losses of $653 and $756 attributable to minority shareholders’ interest.

Comprehensive Income (Loss)

We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income (Loss) for the first six months ended June 30, 2010 and 2009 was ($3,690,746) and ($197,259) respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

	Six months ended June, 30
	2010	2009	2009 in constant currency
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(26,696,719)	$(4,831,661)	$(4,817,530)
Provision for income taxes	800	800	800
Net loss attributable to noncontrolling interest	2,283	756	756
Depreciation and amortization	2,360,122	1,337,945	1,332,175
Stock-based compensation	3,253,669	1,019,866	1,019,866
Other expenses	18,333,444	185,632	184,211
Adjusted EBITDA	$(2,746,401)	$(2,286,662)	$(2,279,722)

Liquidity and Capital Resources

We have an accumulated deficit of $89,030,994 including a net loss of $26,696,719 for the six months ended June 30, 2010.

In the first half year of 2010 the Company received loans in the total amount of €1,850,000 (US $2,513,195) from QAT.  We also raised $2,885,000 in the Bridge Financing.

In connection with the first closing of the 2010 Private Placement Offering, we sold units having an aggregate value of $6,459,800.  Excluding the second closing of the 2010 Private Placement Offering (described in Note 26-Subsequent Events), we have raised gross proceeds of approximately $11.9 million in 2010, resulting in net proceeds to us of approximately $10.7 million

We believe that our cash balance at June 30, 2010, in combination with the additional funding received so far in 2010 and cash generated from operations, and commitments for additional funding will provide sufficient funds at least to the beginning of the next year.

In light of the need to raise additional funds in the immediate short term, we are focused on capital raising activities, in addition to continuing to control operating costs and aggressively managing working capital. We are actively seeking to raise additional debt or equity financing in order to fund our cash requirements generated by future operations, capital expenditures and potential acquisitions.

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, on reasonable terms.  Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. The current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may not be able to continue operations. As of June 2010, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

Our financial statements assume that we will continue as a going concern. If we are unable to continue as a going concern, we may be unable to realize our assets and discharge our liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2010 was $6,841,983 compared to $3,063,154 in the first quarter of 2009, an increase of $3,778,829. This increase is primarily attributable to expenses related to the consolidation of ValidSoft as of April 1, 2010 and substantial reduction in accounts payable.

Investment activities

Net cash used in investment activities for the six months ended June 30, 2010 was $1,165,689 a decrease of $1,143,433 (or 50%) compared to $2,309,122 in the first half year of 2009. The increase was primarily attributable to less purchase of equipment and the elimination of the loans to ValidSoft.

Financing activities

Net cash received by financing activities for the six months ended June 30, 2010 was $10,499,317.  Please see footnotes 2 and 26 for more information.

As a result of the above activities, the Company had a cash and cash equivalents balance of $4,276,714 as of June 30, 2010, a net increase in cash and cash equivalents of $2,818,814, for the six months ended June 30, 2010.

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

Business Combinations

 We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. The purchase price includes the direct costs of the acquisition.  However, beginning in fiscal 2009, acquisition-related costs will be expensed as incurred, in accordance with Financial Accounting Standards Board (FASB) issued revision to Statement of Financial Accounting Standards  No. 141R, “Business Combinations”. Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable business assets acquired.

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

Changes in Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the half year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Manu Ohri Litigation

On March 26, 2009, an action was commenced against the Company by Manu Ohri (“Ohri”), our former Chief Financial Officer, in the California Superior Court, Orange County, in a matter entitled Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609.  Ohri alleges breach of a written contract, breach of an oral contract, and a common count for services rendered.   Ohri claims, among other things, $427,816 in unpaid severance payments, $56,951 owed under an oral consulting agreement, and stock options payable under the oral consulting agreement with a net value of $622,000.  The Company denies all material allegations of Ohri's complaint and asserts various affirmative defenses.  The Company also filed and served a cross-complaint against Ohri, who then filed and served an answer, denying the material allegations of the Company’s cross-complaint.

The parties are engaged in pretrial discovery, and a jury trial is scheduled to start December 6, 2010.

(c) Bruce Barren Litigation

On December 30, 2009, an action was commenced against the Company by Bruce Barren (“Barren”), a former director of the Company from January 2008 to May 2009, in the California Superior Court, Los Angeles County, in a matter entitled Bruce Barren v. Elephant Talk Communications, Inc., Case No. BC429032.  Barren alleges causes of action for breach of a restricted stock agreement, breach of the implied covenant of good faith and fair dealing, breach of an oral employment agreement, and common counts for services rendered—despite entering into a settlement agreement and full release of any claims against the Company shortly after his resignation in May 2009.  The Company contends that Mr. Barren’s claims are without merit, and has answered his complaint, denying all material allegations and asserting various affirmative defenses.

The parties are engaged in pretrial discovery, and a jury trial is scheduled to start February 7, 2011.

(d) Chong Hing Bank Litigation

On December 15, 2009, an action was commenced against the Company by Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a publicly listed Hong Kong company (the “Bank”), in the California Superior Court, Orange County, in a mater entitled Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company.  The Bank alleges that ETL is in default on the loans and overdraft account, and that $1,536,792.28 plus interest is currently due.  The Bank alleges that the Company is liable to repay the loans and overdraft account.  The Bank is suing the Company for breach of contract and common counts.  The Company has answered the complaint, denying all material allegations and asserting various affirmative defenses.

The parties are engaged in pretrial discovery, and a jury trial is scheduled to start February 14, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Bridge Security Purchase Agreement

In May 2010 we sold 2,885,000 of units at a purchase price of $1.00 per unit, with each unit consisting of one share of our restricted common stock and two warrants to accredited, United States and foreign investors (including affiliates of the Company) in transactions exempt from registration under the Securities Act pursuant to Section 4(2), Regulation D and Regulation S (the “Sales”). In connection with the Sales, the purchasers received (i) warrants to purchase up to 2,885,000 of shares of our common stock, at an exercise price of $1.25 per share and (ii) warrants to purchase up to 2,885,000 of shares of our common stock, at an exercise price of $2.00 per share. None of the warrants contain cashless exercise provisions. Each warrant contains standard anti-dilution protection and may be cancelled upon the occurrence of the following: (i) with respect to the $1.25 warrant, in the event that the average of the last closing sale price of the common stock on the OTC Bulletin Board, or a national securities exchange, trading market or inter-dealer electronic quotation system, exceeds $3.00 for twenty consecutive trading days and the holder fails to exercise within fifteen days of receipt of notice this target was met, the warrants will expire worthless and (ii) with respect to the $2.00 warrant, in the event that the average of the last closing sale price of the common stock on the OTC Bulletin Board, or a national securities exchange, trading market or inter-dealer electronic quotation system, exceeds $4.00 for twenty consecutive trading days and the holder fails to exercise within fifteen days of receipt of notice this target was met, the warrants will expire worthless.

Private Placement 2010

On June 28, 2010, we consummated the first closing of the 2010 Private Placement Offering.  In connection with the first closing, we sold units having an aggregate value of $6,459,800 to accredited investors.  At a price of $1.20 per unit, we delivered shares of common stock in the amount of 5,383,175 and warrants to purchase an aggregate of 5,383,175 shares of common stock at a purchase price of $1.20 per share, rounding up to account for any fractional shares. We intend to use the net proceeds from the Offering primarily for working capital.  The units were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The warrants issued as part of the units included in the 2010 Private Placement Offering entitle the holder to purchase shares of our common stock for a period of five years from the date of issuance and contain certain anti-dilution rights.  In the event (i) the trading price of the common stock exceeds $2.25 for twenty (20) consecutive trading days and (ii) there is an effective registration statement with a current prospectus on file with the Securities and Exchange Commission, we have the option to redeem the warrants.

The Company is obligated to register the common stock underlying the units and warrants on a registration statement to be filed after the final closing of the 2010 Private Placement Offering.  In addition, the investors in the 2010 Private Placement Offering are entitled to unlimited piggy-back registration rights.

In addition to the above issuances, during the three months ending June 30, 2010, we issued an aggregate of 1,671,767 shares to various parties for (i) services provided and (ii) with respect to contingent condition due pursuant to a stock purchase agreement. We received no proceeds from the issuance of these securities.

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

ELEPHANT TALK COMMUNICATIONS, INC.

August 16, 2010	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

August 16, 2010	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4