Form 10-Q
period 2010-09-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2010-11-16
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 12, 2010, there were 88,462,305 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.
TABLE OF CONTENTS
FORM 10-Q
September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,632,748	$1,457,900
Restricted cash	190,976	192,116
Accounts receivable, net of an allowance for doubtful accounts of $110,595 and $764,302 at September 30, 2010 and December 31, 2009 respectively	6,691,010	5,071,293
Prepaid expenses and other current assets	2,115,050	2,657,019
Total Current Assets	10,629,784	9,378,328

LONG TERM DEPOSITS	384,235	330,946

DEFERRED FINANCING COSTS	1,550,589	3,033,277

PROPERTY AND EQUIPMENT, NET	8,296,743	7,773,862

INTANGIBLE ASSETS, NET	17,506,611	3,910,363

GOODWILL	3,319,925	—

TOTAL ASSETS	$41,687,887	$24,426,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Overdraft	$364,185	$351,589
Accounts payable and customer deposits	4,709,375	6,475,074
Deferred revenue	-	132,205
Accrued expenses and other payables	5,275,001	2,738,998
Shares to be issued	351,788	—
Convertible 14% loan - related party (net of discount of $0 and $0)	2,518,220	—
Advances from related parties		13,287
Loans payable	880,184	880,536
Total Current Liabilities	14,098,753	10,591,689

LONG TERM LIABILITIES
Loan from related party	459,505	437,161
Convertible 12% secured note (net of discount of $ 11,752,078 and $12,333,020 respectively)	294,942	—
Warrant liabilities	38,587,322	16,626,126
Conversion feature	16,353,793	2,899,801
Total Long term Liabilities	55,695,562	19,963,088

Total Liabilities	69,794,315	30,554,777

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 250,000,000 shares authorized, 73,367,458 issued and outstanding as of September 30, 2010 compared to 53,695,984 shares issued and outstanding as of December 31, 2009	86,202,663	54,880,778
Accumulated other comprehensive income (loss)	383,614	1,136,897
Accumulated deficit	(114,877,217)	(62,335,076)
Elephant Talk Comunications, Inc. Stockholders' Equity	(28,290,940)	(6,317,401)

NON-CONTROLLING INTEREST	184,512	189,400
Total Stockholders' Equity	(28,106,428)	(6,128,001)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$41,687,887	$24,426,776

The accompanying notes are an integral part of the unaudited consolidated financial statements

 ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Period ended, September 30		For the Nine Months Period ended, September 30
	2010	2009	2010	2009

REVENUES	$9,040,397	$11,455,489	$28,657,987	$32,195,771

COST AND OPERATING EXPENSES
Cost of service	8,638,506	10,874,205	27,017,788	30,654,206
Selling, general and administrative expenses	2,795,572	2,949,038	6,780,281	6,195,981
Non cash compensation to employees, officers, consultants and directors	779,539	252,521	4,033,208	1,272,387
Depreciation and amortization of intangibles assets	1,481,451	861,616	3,841,573	2,199,561
Total cost and operating expenses	13,695,068	14,937,380	41,672,850	40,322,135

LOSS FROM OPERATIONS	(4,654,671)	(3,481,891)	(13,014,863)	(8,126,364)

OTHER INCOME (EXPENSE)
Interest income	40,566	24,375	105,685	46,682
Interest expense	(538,214)	(323,976)	(1,520,641)	(531,915)
Other expenses	—	—	—	—
Interest expense related to amortization of debt discount on promissory notes	(1,796,203)	(1,299,365)	(9,342,026)	(1,299,365)
Change in fair value of warrant liabilities	(18,330,773)	(507,695)	(27,079,551)	(507,695)
Amoritization of deferred financing costs	(566,478)	(41,649)	(1,688,013)	(41,649)
Total other income (expense)	(21,191,102)	(2,148,310)	(39,524,546)	(2,333,942)

LOSS BEFORE PROVISION FOR INCOME TAXES	(25,845,773)	(5,630,201)	(52,539,409)	(10,460,306)
Provision for income taxes	-	-	(800)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(25,845,773)	(5,630,201)	(52,540,209)	(10,461,106)
Net (loss) income attributable to noncontrolling interest	(452)	(432)	(2,735)	(1,188)
NET LOSS	(25,846,225)	(5,630,633)	(52,542,944)	(10,462,294)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	2,937,463	543,061	(753,283)	345,802
	2,937,463	543,061	(753,283)	345,802

COMPREHENSIVE LOSS	$(22,908,762)	$(5,087,572)	$(53,296,227)	$(10,116,492)

Net loss per common share and equivalents - basic and diluted	$(0.36)	$(0.10)	$(0.83)	$(0.20)

Weighted average shares outstanding during the period - basic and diluted	72,141,821	54,373,240	63,212,715	53,422,421

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months period ended, September 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,542,944)	$(10,462,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,841,573	2,199,561
Provision for doubtful accounts	(670,561)	(104,521)
Stock based compensation	3,566,225	1,150,512
Noncontrolling interest	2,735	1,188
Amortization of Shares issued for Consultancy	466,983	121,875
Issuance of stock	397,542	--
Change in fair value of warrant liabilities	27,079,551	507,695
Amortization of deferred financing costs	1,688,013	--
Interest expense relating to debt discount and conversion feature	9,342,026	1,341,014
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,140,166)	(554,451)
Decrease (Increase) in prepaid expenses, deposits and other assets	(1,172,496)	120,028
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(1,663,837)	1,255,893
Increase (decrease) in deferred revenue	(131,831)	(87,853)
Increase (decrease) in accrued expenses and other payables	1,159,963	753,797
Net cash used in operating activities	(9,777,224)	(3,757,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,448,278)	(3,162,599)
Restricted cash	30	(109)
Cash received from acquisition of subsidiary	48,577	--
Loan to third party	--	(1,237,602)
Net cash used in investing activities	(2,399,671)	(4,400,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	17,926	19,535
Deferred financing costs	(205,326)	(845,496)
Loan from related party QAT Bridge Loan	2,518,220
Loan from related party Bridge SPA	2,885,000
Proceeds from Private Placement Offering	8,387,550
Exercise of warrants (cash less)	25,000	--
Placement fees	(1,420,720)	--
Proceeds from Convertible 12% secured note	--	4,114,605
Proceeds from Convertible 12% secured note - related parties	--	4,100,000
Loan from related party	--	1,061,116
Net cash provided by financing activities	12,207,650	8,449,760

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	144,093	(64,386)
NET DECREASE IN CASH AND CASH EQUIVALENTS	174,848	227,508
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,457,900	1,656,546
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,632,748	$1,884,054

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$669,523	$17,468

	2010	2009
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Increase in Share Capital due to Aquisitions and Non-cash Compensation	$14,710,361	$532,583
Increase of Share Capital due to Exercsie of Warrants and Conversion of Notes	$673,429	--
Decrease of Net Debt due to Conversion of Notes	$3,744	--
Warrants and derivative liabilities for issuance of 12% Promissory Notes are considered as discount of the Promissory Notes	$--	$8,214,605
Changes in warrants liabilities	$497,536	--
Changes in convertible note	$187,443	--
Cash paid during the period for income taxes	$--	$800
Increase of Warrants due to fundraising of Convertible Notes	7,539,585	--
Warrants issued to placement agents for services, treated as deferred financing costs	--	644,311

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

Principles of Consolidation

The accompanying consolidated financial statements for September 30, 2010 and December 31, 2009 include the accounts of Elephant Talk Communications Inc., including:

•
its wholly-owned subsidiary Elephant Talk Europe Holding B.V., its wholly-owned subsidiary Elephant Talk Communication Holding AG, its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Communication Austria GmbH, Elephant Talk Telekom GmbH (formerly Vocalis Austria GmbH), Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication (Europe) GmbH, Elephant Talk Communication Schweiz GmbH, Moba Consulting Partners B.V., Elephant Talk Communications France S.A.S.,its majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V., its majority owned (51%) subsidiary Elephant Talk Communications PRS U.K. Limited, its wholly-owned subsidiary Elephant Talk Communications Luxembourg SA;

•
its wholly-owned subsidiary Elephant Talk Global Holding B.V., its wholly-owned subsidiary Elephant Talk Business Services W.L.L., its wholly-owned subsidiary Guangzhou Elephant Talk Information Technology Limited., its wholly-owned Elephant Talk Caribbean B.V., its majority owned (51%) subsidiary ET-UTS N.V.;

•
its wholly-owned subsidiary Elephant Talk Limited, its majority owned (60%) subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its majority owned (51%) subsidiary Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., its majority owned (99%) subsidiary Elephant Talk Middle East & Africa Bahrain W.L.L and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC; and

•	its wholly-owned subsidiary ValidSoft Ltd and its wholly-owned subsidiaries ValidSoft (UK) Ltd & ValidSoft (Australia) Pty Ltd..

Acquisitions.

On March 17, 2010, the Company acquired all of the assets of privately held ValidSoft Ltd, an Irish company  (“ValidSoft”) for total consideration of $ 16,033,689, paid by the issuance of shares of  the Company’s common stock, as well as warrants to purchase shares of common stock. This consideration excludes the contingent consideration payable upon ValidSoft meeting certain performance targets. The opening balance sheet of ValidSoft has been recorded as of  April 1 2010. The Consolidated Statement of Income ending September 30, 2010 include the financial results of ValidSoft as of April 1 2010.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

Note 2. Financial Condition and Going Concern

The Company has an accumulated deficit of ($114,877,217) as of September 30, 2010. Historically, the Company has relied on a combination of debt and equity financings to fund ongoing cash requirements. In the first nine months of 2010 the Company has received loans in the total amount of €1,850,000 (US$ 2,518,220) from QAT II Investments, SA, a related party investment fund (“QAT II”).

We also raised $2,885,000 in a bridge financing of units consisting of common stock, no par value, and warrants exercisable into common stock, with accredited investors (the “Bridge Financing”).  Subsequent to the Bridge Financing, we conducted a private placement (the “2010 Private Placement Offering”) of units consisting of shares of our common stock and warrants to accredited investors which resulted in gross proceeds of $ 6,459,800 in the second quarter 2010, $ 1,927,750 in the third quarter and $ 5,612,450 in October 2010 bringing the total gross proceeds of the Private Placement Offering to $14,000,000.

Lastly, following the closing of the 2010 Private Placement Offering, the promissory notes and loans of the Company outstanding to QAT and QAT II automatically converted into equity in the  amount of $ 8,125,571 by delivery of units consisting of shares of our common stock and warrants to purchase shares of common stock.

Excluding the final closing of the 2010 Private Placement Offering on October 8, 2010 (described in Note 26), through  September 30 2010 we have raised gross proceeds of approximately $13.8 million consisting of $2.5 million in convertible debt and $11.3 million in equity, resulting in total net proceeds to us of approximately $12.2 million.

We believe that our cash balance at September 30, 2010, in combination with the additional funding received so far in 2010, cash generated from operations, expected additional revenues, repayment of certain debt as well as continued investment in capital expenditures will last us until 1st quarter 2011. Considering our share price development and upcoming achievements we expect warrants to purchase stock in our company to be exercised, which would provide sufficient funds until at least 4th quarter 2011.

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, on reasonable terms.  Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. The current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may not be able to continue operations. As of September 2010, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

Note 3. Significant Accounting Policies

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). The accumulated other comprehensive income (loss) as of September 30, 2010 and December 31, 2009 was $383,614 and $1,136,897, respectively. The foreign currency translation gain/(loss) for the three months ended September 30, 2010 and 2009 was $2,937,463 and $ 543,061, respectively. The foreign currency translation gain/(loss) for the nine months ended September 30, 2010 and 2009 was ($753,283) and $345,802, respectively.

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

Restricted Cash

Restricted cash represents cash deposited as bank guarantee for network interconnects with telecommunication operators.

Accounts Receivables, net

The Company’s customer base is geographically dispersed. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis. As of September 30, 2010 and December 31, 2009 the allowance for doubtful accounts was $110,595 and $764,302, respectively. The allowance for doubtful accounts largely included a provision for one former customer. This customer declared  bankruptcy in the quarter ended September 30  2010 resulting in a write-down of this provision thus reducing the total allowance for doubtful accounts.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”), (formerly, Staff Accounting Bulletin (“SAB 104”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured. The Company derives revenue from activities as a landline and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue). The Company recognizes revenue from prepaid calling cards as the services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $0 and $132,205 as of September 30, 2010 and December 31, 2009, respectively.

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

Comprehensive Income/(Loss)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. For the first nine months of 2010 and 2009 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

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

The following table summarizes fair value measurements by level at September 30, 2010 for financial assets and liabilities measured at fair value on a recurring basis:

	level I		level II	level III	Total
Warrant liabilities	$		$—	$38,587,322	$38,587,322
Conversion feature		—		16,353,793	16,353,793
Total liabilities		$—	$—	$54,941,115	$54,941,115

We have moved (from level I) the warrant liabilities and (from level II) the conversion feature into level 3 due to the fact that the inputs used are not all published and not easily comparable to industry peers.

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

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures related to transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies other existing disclosures requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for periods beginning on or after June 15, 2010. Entities can apply this guidance retrospectively as well as prospectively to milestones achieved after adoption. This update is expected to have no impact on the Company’s financial statements.

ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, amends Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award.  Earlier application is permitted.

ASU 2010-09, Subsequent Events, amends FASB ASC 855-10 to clarify that whereas SEC filers and conduit debt obligors for publicly-traded conduit debt securities must evaluate subsequent events through the date that the financial statements are issued, SEC filers need not disclose the date through which subsequent events have been evaluated.  Non-SEC filers must evaluate subsequent events through the date the financial statements are available to be issued, and continue to be required to disclose that date.  The ASU also clarifies that reissuances for which a subsequent events evaluation is required are limited to “revised” financial statements (as defined in the ASU).  The amendments are effective upon issuance (February 2010), except as relating to conduit debt obligors, for which the effective date is interim or annual periods ending after June 15, 2010.

Note 4. Long Term Deposit

Long term deposits to various telecommunication carriers  and office space rental deposits amount to $384,235 as of September 30, 2010 compared with $330,946 as of December 31, 2009. The deposits are refundable at the termination of the business relationship with the carriers or termination of the rental contracts.

Note 5. Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets recorded as $ 2,115,050 as of September 30, 2010, compared with $2,657,019 as of December 31, 2009. The amounts comprise prepaid Value Added Tax (“VAT”), unvested stock related compensation for management & consultants and other general and administrative expenses.

Note 6. Deferred Financing Costs

Deferred financing costs consist of commissions, warrants issued to placement agents, associated expenses and legal fees for the 2009 private placement of units consisting of notes and warrants, and for the 2010 QAT convertible loans. At September 30, 2010 and December 31, 2009, deferred financing costs were $1,550,589 and $3,033,277, respectively, and are amortized over the terms of each of the notes and the 2010 QAT convertible loans, respectively.

Note 7. Property & Equipment

The Company’s Property & Equipment also include   the capitalization of  its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform

•	CRM software

•	Mediation, Rating & Pricing engine

•	Operations and Business Support software

•	Network management tools

Property and equipment at September 30, 2010 and December 31, 2009 consist of:

	Average Estimated Useful Lives	September 30, 2010	December 31, 2009
Furniture and fixtures	5	218,002	219,469
Computer, communication and network equipment	3 - 10	9,164,598	8,071,138
Software	5	4,290,347	4,410,714
Automobiles	5	128,615	135,455
Construction in progress		2,008,703	1,009,969
		15,810,266	13,846,745

Less: accumulated depreciation		(7,513,523)	(6,072,883)

		$8,296,743	$7,773,862

Total depreciation expense for the three months ended September 30, 2010 and 2009 was $494,031 and $624,499, respectively. Total depreciation expense for the nine months ended September 30, 2010 and 2009 was $1,653,327 and $1,591,017, respectively.

Note 8. Intangible Assets - Customer Contracts, Licenses and Interconnects

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

	Average Estimated	September 30,	December 31,
	Useful Lives	2010	2009
Customer Contracts, Licenses , Interconnect & Technology	5 - 10	$11,835,877	$12,282,126
Validsoft IP & Technology	1 - 10	16,060,569	—
		27,896,446	12,282,126

Less: Accumulated Amortization and impairment charges		(8,652,991)	(8,371,763)
Less: Accumulated Amortization Validsoft IP & Technology		(1,736,844)	—
		$17,506,611	$3,910,363

Intangible asset amortization expense for the three months ended September 30, 2010 and 2009 was $987,420 and $237,117 respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 totaled $2,206,246 and $608,544 respectively.

Goodwill	September 30, 2010	December 31, 2009
Goodwill at acquisition (Note 9)	$3,433,833	—
End of period exchange rate translation	(113,908)	—
	$3,319,925	$0

Estimated future amortization expense related to our intangible assets is:

	2010 remainder	2011	2012	2013	2014	2015	2015 thereafter
Interconnect licenses and contracts	188,284	753,136	751,052	728,144	641,447	120,823	-
ValidSoft IP & Technology	852,929	3,048,804	3,048,804	3,048,804	3,048,804	843,856	431,724
	1,041,213	3,801,940	3,799,856	3,776,948	3,690,251	964,678	431,724

Note 9   Acquisition of ValidSoft Ltd

On March 17, 2010 we issued 10,235,739 shares and 3,829,487 warrants as purchase price consideration following the completion of the acquisition of ValidSoft of which 2,558,937 shares and 957,373 warrants are contingent upon meeting specific targets following a stepped earn-out agreement.  Based upon a number material  contracts not having been  concluded yet as of the date of this report, the Company does not expect that the targets set forth in the earn-out agreement, will be met at this point in time. Consequently, the total value for the consideration is $16,033,688 comprising the fair market value for the non-contingent shares of $12,129,352 and non-contingent warrants of $3,904,336. The contingent consideration is held in escrow.  The Company will continue to monitor the progress made and determine quarterly to what extent  the stepped targets are likely to be met.

Consideration paid	Total Consideration	Non- Contingent Consideration	Contingent Consideration
Number of shares	10,235,739	7,676,805	2,558,934
Fair value (share price at 17 March 2010)	$1,58	$12,129,352	-
Numer of warrants	3,829,487	2,872,114	957,373
Fair Value (black-scholes)		$3,904,336
Total Consideration Paid		$16,033,688

Following the valuation of ValidSoft, we allocated the above purchase price to the identifiable assets and liabilities of ValidSoft.

A summary of the assets acquired and liabilities assumed for ValidSoft are:

Estimated fair values:
Assets acquired	$16,677,323
Liabilities assumed	4,077,467

Net assets acquired	12,599,856
Consideration paid	16,033,688

Goodwill	$3,433,832

The operating results of ValidSoft have been consolidated with those of the Company starting April 1, 2010.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following un-audited pro forma consolidated financial information for the nine months ended September 30, 2010 and 2009, as presented below, reflects the results of operations of the Company as of January 1, 2010 and assuming that the acquisition occurred on January  1, 2009, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2010 and 2009 respectively, and may not be indicative of future operating results.

Pro forma consolidated	September 30,	September 30,
	2010	2009

Revenues	$28,714,566	$32,345,902
Operating loss	(12,563,386)	(11,546,220)
Net loss	(52,142,606)	(13,775,893)
Loss per share - basic and fully diluted	(0.80)	(0.23)

Note: For comparison purposes with 2009 Operating Loss of ($12,563,386) and Net loss of ($52,142,606) are exclusive of the amortization charge incurred of $1,676,329 in the six months ending September 30, 2010 following the Fair Market Valuation of the assets of ValidSoft.

The Company included the financial results of ValidSoft in its consolidated 2010 financial results from the date April 1, 2010 through September 30, 2010.

Further details on the acquisition of ValidSoft can be found in our Current Report on Form 8-K/A filed June 2, 2010.

Note 10. Overdraft

In 2004, Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong (the “Lender”) pursuant to which Elephant Talk Ltd. has borrowed funds from the bank. As of September 30, 2010 the overdraft balance included accrued interest in the amount  $271,756 compared to $250,023 as of December 31, 2009. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility nor is it otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd., although the bank alleges otherwise (see also Note 23 litigation). As of September 30, 2010 Moba Consulting Partners B.V. had an overdraft of $92,429 compared to $101,566 as of December 31, 2009 on one of the company’s bank accounts. The overdraft must be reduced to zero within 24 monthly installments commencing September 2010.

Note 11. Accrued Expenses

As of September 30, 2010 and December 31, 2009, the accrued expenses comprised the following:

	September 30,	December 31,
	2010	2009
Accrued Selling, General & Administrative expenses	$1,579,696	$589,631
Placement fees	—	—
Accrued cost of sales and network	405,120	307,172
Accrued taxes	1,304,626	855,370
Accrued interest payable	1,407,492	552,393
Other	578,067	434,432
Total accrued expenses	$5,275,001	$2,738,998

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

The principal convertible 14% loan amount to €1,850,000 and is subject to re-valuation on a monthly basis, the current outstanding amount is $2,518,220 as of September 30, 2010. The conversion feature of these loans  resulted in the capitalization of Debt Discount which has been amortized during the initial term of 180 days by using the effective interest method and has been fully accounted for during 2010 and has no further effect on the Net Liability as September 30, 2010.

Subsequent to the date of this report all of these loans were converted into equity (see Note 26 for details).
Breakdown of Convertible 14% Note	Principal	Discount	Net Liability
Convertible 14% note - related party	$2,518,220	$(0)	$2,518,220
Totals	$2,518,220	$(0)	$2,518,220

Note 13. Loans Payable

Loans payable at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$320,211	$320,339
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	191,331	191,407
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank's prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	85,071	85,106
Term loan payable, bank, monthly payments of interest at bank's prime rate, 7.0% at June 30, 2010	283,571	283,684
Total	$880,184	$880,536

Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong on June 29, 2004 under which Elephant Talk Ltd. has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd. is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $626,818 as of September 30, 2010. As a result of the default, the entire loan balance outstanding at September 30, 2010 is due and payable to the bank. Furthermore, Elephant Talk Ltd. is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd. has recorded $4,803 and $19,535 in interest expense and default interest expense, respectively, on loans payable as of September 30, 2010 and September 30, 2009 and $69,622 and $86,934 in interest expense as of September 30, 2010 and September 30, 2009, respectively. The Company has not guaranteed the credit facility nor is it otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd., although the bank alleges otherwise (see also Note 23 litigation).

Note 14. Long term debt

The Company’s 51% owned subsidiary ET-UTS N.V. has received $459,505 in interest bearing (8% per annum) unsecured loans from United Telecommunication Services N.V., the 49% shareholder in the subsidiary. No maturity has been fixed.

Note 15. 12% Secured Convertible Promissory Notes

On July 31, August 18, September 3, September 30 and October 30, 2009, the Company consummated closings of its 2009 private placement offerings of units (the “2009 private placement”) comprised of 12% secured convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase shares of common stock to accredited investors. The securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act. The Company sold an aggregate of $12,333,020 principal amount of Notes and delivered Warrants to purchase an aggregate of 12,333,020 shares of the Company’s common stock at a purchase price of $1.00 per share. The Company used the net proceeds from the 2009 private placement primarily for working capital.

The value of the Warrants to the investors of the 2009 private placement has been capitalized and off set against the liability for the Notes. This resulted in a debt discount of $12,333,020 incurred in connection with the 2009 private placement. The debt discount will be amortized over the term of the Notes using the effective interest method.

Breakdown of Convertible 12% Secured Note	Principal	Conversions	Net Principal	Net Discount	Net Liability
Convertible 12% secured note – related party	$5,332,383	$0	$5,332,383	$5,203,035	$129,348
Convertible 12% secured note - third party	$7,000,637	$286,000	$6,714,637	$6,549,043	$165,594
Totals	$12,333,020	$286,000	$12,047,020	$11,752,078	$294,942

The Notes are convertible at the option of the holder into no par value common stock of the Company at a conversion price equal to $1.35. During the second and third quarter of 2010 a principal amount of $286,000 of the outstanding Notes were converted into common stock. This has resulted in an accelerated accretion of the relating debt discount (see “Breakdown of Convertible 12% Secured Note Discount,” below). The related number of shares of common stock issued is 213,789 which also included  noteholders’ accumulated interest up to their respective dates of conversion.

Breakdown of Convertible 12% Secured Note Discount	Initial Discount	Regular Accretions	Accelerated Accretions	Net Discount
Convertible 12% secured note - related party	$5,332,383	$129,348	$-	$5,203,035
Convertible 12% secured note - third party	$7,000,637	$169,338	$282,256	$6,549,043
Totals	$12,333,020	$298,686	$282,256	$11,752,078

The conditions of the outstanding $5.3 million Note to QAT II  were amended on June 10, 2010, to provide for  a forced conversion of their outstanding $5.3 million Note when an aggregate amount of $11 million is raised in connection with the 2010  Private Placement Offering. The valuation in Note 17 of the “Conversion Feature” is based upon our expectation that we would  raise at least $11 million in connection with the 2010 Private Placement Offering. The final closing of this offering took place in October 2010 and did exceed a total raise of $11 million and accordingly we met  the condition of the forced conversion of the notes. Consequently, these related party notes were converted into equity. See also Note 25 (Related Party Transactions) and Note 26 (Subsequent Events).

Note 16. Warrant liabilities

Outstanding warrants consisted of the following as of September 30, 2010:	Initial Fair Value	Fair Mark- to- Market Value as per December 31, 2009	Fair Mark- to- Market Value as per September 30, 2010
Investor Warrants - Related to 2009 Prommissory Note issue	$14,284,242	$14,359,363	$23,237,846
Placement Agent Warrants - Related to the 2009 Prom. Note issue	$2,285,479	$2,266,762	$3,388,999
2010 QAT II Loan Warrants (part I)	$3,042,617	$-	$3,986,826
2010 QAT II Loan Warrants (part II)	$5,718,467	$-	$7,973,651
	$25,330,805	$16,626,125	$38,587,322

Investor and placement agent warrants – 12% secured convertible note

We issued Warrants in connection with the 2009 private placement. The Warrants include conversion provisions that require us to record them at fair value as a liability in accordance with ASC 815 (formerly EITF 00-19), with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The fair value of the Warrants issued to investors and placement agents in connection with the 2009 private placement was $16,569,721 upon issuance and is valued at $26,626,845 as of September 30, 2010.

During the second and third quarter of 2010 some of the Warrants relating to the 2009 private placement were exercised. The total outstanding number of Warrants, including the warrants issued to the selling agents has decreased by 944,828. The total outstanding Warrants, including the warrants issued to the selling agent in connection with the 2009 private placement was reduced to 13,361,475 Warrants. The number of shares of common stock issued in connection with the aforementioned exercises was lower than the number of warrants exercised as the warrantsinclude a cashless exercise option.

Outstanding warrants consisted of the following as of September 30, 2010:	Initial number of warrants issued	Exercised	Outstanding warrants
Investor Warrants - Related to 2009 Prommissory Note issue	12,333,020	665,000	11,668,020
Placement Agent Warrants - Related to the 2009 Prom. Note issue	1,973,283	279,828	1,693,455
	14,306,303	944,828	13,361,475

2010 QAT II loan warrants

In the first quarter of 2010, 2,513,195 warrants were issued to QAT II as part of the loan agreements for the loans granted for a total amount of € 1,850,000. The total value of these warrants has initially been valued at $3,042,617 and as per September 30, 2010 they are valued at $3,986,826. The change in fair value of $944,209 was recorded in the income statement.

During the second quarter, we amended the convertible 14% loan agreements with QAT II, resulting in the issuance of an additional 5,026,390 warrants to QAT II, based on the amount of warrants originally issued in connection with the loans.  These warrants were valued at $5,718,467 and recorded as a warrant liability on the balance sheet and as an expense in the income statement.

For details on the abovementioned amendment see Note 25: “Related Party Transactions”.

ValidSoft acquisition warrants

In the first quarter of 2010, we acquired ValidSoft Ltd. The former shareholders of Validsoft were granted warrants to purchase shares of our common stock as part of the acquisition price. The initial value of these warrants was $3,904,337 and has been accounted for as capital in the common stock section of the balance sheet.

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

Pursuant to the terms of the Notes, the conversion price is  $1.35.  This amount is equal to eighty-five percent (85%) of the twenty (20) day average closing price of our common stock for the twenty (20) trading days prior to March 31, 2010. Note holders may convert their Notes into shares of common stock at the conversion price, in full or in part, at any time before the maturity date. Since this conversion feature has the characteristics of an option to purchase shares at a fixed price per share, the fair market value was calculated by using the Black-Scholes option pricing model. The fair value of the existing conversion feature was $13,178,191 as of September 30, 2010.

The 2010 valuation of the conversion feature described above is based upon our expectation that the current equity raise of the Private Placement Offering would be at least $11 million which would cause the automatic conversion of the Note held by QAT II in accordance with the conversion terms equal to the 2010 Private Placement Offering of $ 1.20 per share. The final closing of this offering took place in October 2010 and exceeded  a total raise of $11 million and were these Notes converted into equity in October 2010. See Note 26 for more details.

2010 QAT II loans

During the first quarter of 2010, the company received additional loans from QAT II aggregating a total of €1,850,000 (with a current book value of $2,518,220) which included the right for QAT II to convert the principal and accrued interest outstanding as of the date of the consummation of an equity or debt financing in the amount of at least US$5,000,000 (a “Placement”) into the same type of equity or debt securities issued in connection with the Placement and pursuant to the same terms and conditions of such Placement. The conversion share price was  determined at $1.20 and the conversion date for valuation purposes has been set at August 31, 2010.  Since this conversion feature has the characteristics of an option to purchase shares at a fixed price per share, the fair market value was calculated by using the Black-Scholes option pricing model. The fair value of the existing conversion feature has been calculated at $3,175,602 as of September 30, 2010.

Outstanding Conversion Feature Liability consisted of the following as of September 30, 2010:	Initial Fair Value	Fair Mark-to- Market Value as per December 31, 2009	Fair Mark-to- Market Value as per September 30, 2010
Conversion Feature - Related to 15% discount on 2009 Prom Note issue	$2,418,819	$2,899,801	$13,178,191
Conversion Feature - Related to conversion right 2010 QAT II Loans	$250,000	$0	$3,175,602
	$2,668,819	$2,899,801	$16,353,793

Note 18. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 73,367,458 shares of common shares issued and outstanding as of September 30, 2010, an increase of 19,671,474 shares since December 31, 2009, largely due to the shares issued in connection with the ValidSoft acquisition (7,638,424), the Bridge Financing (2,885,000), and shares issued in relation with the 2010 Private Placement Offering (6,989,638).  The number excludes the 245,900 unreturned and the 2,558,934 escrowed contingent shares mentioned below.  The number shares issued and outstanding as of November 12, 2010 is 88,462,305, which includes 245,900 shares which were cancelled by the Company prior to 2006 as well as the 2,558,934 contingent shares issued for the ValidSoft acquisition. The 245,900 shares were not returned to our transfer agent and never cancelled on their records. These shares have been blocked for trading by our transfer agent. The contingent shares are held in escrow for the contingent consideration of the ValidSoft consideration. The contingent consideration will be recorded when the contingency is resolved.

ValidSoft acquisition warrants

In the first quarter of 2010, we acquired ValidSoft and the former shareholders of Validsoft were granted warrants to purchase shares of  our common stock as part of the acquisition price. The initial value of these warrants was $3,904,337 and has been accounted for as capital in the common stock.

(B) Shares to be issued

Following the sale of securities pursuant to a conversion notice of 2009 Notes and shares issued as compensation, a total number of 209,488 shares remain to be issued, valued at $351,788.

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

Note 20. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2000 Employee Benefit Plan

The Company adopted an employee benefit plan “The 2000 Employee Benefit Plan” (the “Plan”) on May 30, 2000. Under the Plan, the Company may issue shares or grant options to acquire the Company’s common stock, no par value, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, shares may be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in conjunction with the offer or sale of securities in a capital raising transaction. No stock may be issued or options granted under the Plan to consultants, advisors or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Plan is administrated under the direction of the Board of Directors. A total of 160,000 common shares and 160,000 stock options to acquire common shares may be subject to, or issued pursuant to, benefits granted under the Plan. At any time any stock option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of stock subject to such option until it is exercised or expired. The Plan Administrator shall determine from time to time the terms, conditions and price of the options granted. Options shall not be construed to be stock and cannot be exercised after the expiration of its term. Under the Plan, 12,000 shares of common stock and 160,000 stock options remain available for grant at September 30, 2010.

2006 Non-Qualified Stock and Option Compensation Plan

Under our 2006 plan there are, as of September 30, 2010, 341,942 stock options outstanding. There are remaining 600,000 shares and 58,058 stock options available for grant.

Options granted generally vest over a three year period. Options generally expire two years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of September 30, 2010:

	Number of shares	Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2009	344,342	$2.25	$453,917
Granted in 2010	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	2,400	$2.25	$3,708
Outstanding as of September 30, 2010	341,942	$2.25	$450,209

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options generally vested as of December 31, 2009, or will vest (if unvested) if there is a change of control in the Company.

No options have been issued or granted under this plan in 2010. Due to the fact that an employee left the company, 2,400 options on shares have been forfeited.

Following is a summary of the status of options outstanding under the 2006 plan at September 30, 2010:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	341,942	1.61	$2.25	266,942	$2.25

At September 30, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was approximately $19,050.

2008 Long-Term Incentive Plan

The 2008 Long-Term incentive plan was adopted on January 15, 2008, and approved by our shareholders on the same date at our annual meeting. The 2008 Long-Term incentive authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008. As of September 30, 2010, a total of 4,153,600 stock options and 832,300 shares had been granted under this plan. Options granted generally begin vesting over a three-year period after grant date although options have been granted with a shorter period than three years. Options granted in the beginning expire two years from the date of vesting but the latest in 2010 issued options remain exercisable for nine years from the date of vesting. It is expected that future options will be awarded with the nine-year exercise period after first vesting.

Common stock purchase options and warrants consisted of the following as of September 30, 2010:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2009	976,000	$0.89	$758,900
Granted in 2010	3,271,000	$1.49	$4,537,538
Exercised	—	—	—
Cancelled/Forfeited	93,400	$1.33	$104,730
Outstanding as of September 30, 2010	4,153,600	$1.35	$5,191.708

The options granted pursuant to this plan in 2010 were granted with an average exercise price of $1.49. The initial fair market value of the options granted using the Black-Sholes options model for these options has been valued at $4,537,538 at their initial grant-dates. In the third quarter we have reconsidered the churn rate we use in our model for employees leaving the company before the date of exercise. The churn rate was changed from 1.58% to 2.47% as reflecting the actual churn on staff. The result has been included in our income statement for the period ending September 30, 2010.

Following is a summary of the status of options outstanding under the 2008 Long-Term Incentive Plan at September 30, 2010:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60-2.50	4,153,600	8,15 years	$1.352	325,000	$1.09

The weighted average assumptions used so far for the options granted in 2010 using the Black-Scholes options model are: volatility of 136%, term of 9.95 years and a Risk Free Interest Rate assumption of 3.663%. The expected dividend yield is zero.

At September 30, 2010 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, but not yet recognized in the profit and loss was approximately $2,949,488

Note 21. Commitments

As of September 30, 2010 commitments of the Company relating to leases, co-location, interconnect and office rents are as follows:

December 31, 2010	1,227,018
December 31, 2011	3,263,192
December 31, 2012	2,638,070
December 31, 2013	2,264,046
December 31, 2014	459,821
Total	$9,852,147

Note 22. Minority interests in subsidiaries

The Company had minority interests in several of its subsidiaries. The balance of the minority interests as of September 30, 2010 and December 31, 2009 were as follows:

		Noncontrolling interest Balance at
Subsidiary	Noncontrolling Interest %	September 30, 2010	December 31, 2009

ETC PRS UK	49%	$9,985	$10,516
ETC PRS Netherlands	49%	133,370	140,462
ET ME&A Holding WLL	40%	—	—
ET Bahrain WLL	1%	5,912	3,180
ET ME&A FZ LLC	49.46%	35,245	35,242
ET UTS Curacao	49%	—	—

Total		$184,512	$189,400

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

(b) Manu Ohri Litigation

In March 2009 Manu Ohri (“Ohri”), our former Chief Financial Officer from 2002 to 2006, commenced a lawsuit against the Company in the California Orange County Superior Court called Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609.  Ohri alleges that the Company breached a 2006 written employment contract, a 2007 oral consulting contract, and otherwise owes him the reasonable value of consulting services rendered.  Ohri seeks damages of $446,359 under the alleged employment contract, $56,951 under the alleged oral consulting agreement, stock options that he values at $96,960 under the alleged oral consulting agreement, pre-judgment interest, and costs of the litigation.  The Company denies Ohri's allegations and asserts several affirmative defenses.

The Company commenced a cross-complaint against Ohri to, among other things, invalidate his alleged 2006 employment contract and stock bonus, and to recover the stock bonus or its fair market value.

The parties return to court on December 3, 2010, at which time the court is expected to rule on the Company’s pending motion for summary adjudication and set a trial date thereafter.

(c) Bruce Barren Litigation

In December 2009 Bruce Barren (“Barren”), a former director of the Company between January 2008 and May 2009, commenced a lawsuit in the California Los Angeles County Superior Court called Bruce Barren v. Elephant Talk Communications, Inc., Case No. BC429032.  Barren alleges that the Company breached a restricted stock agreement, the implied covenant of good faith and fair dealing, an oral employment agreement, and otherwise owes him the reasonable value of consulting services rendered.  The Company denies Barren’s allegations and asserts several affirmative defenses.  The Company contends that Barren’s claims are without merit, and that a September 2009 settlement agreement and general release between Barren and the Company bars all of his claims as a matter of law.

The Company has a motion for summary judgment set for hearing on December 16, 2010.  A jury trial is scheduled to start February 7, 2011.

(d) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (the “Bank”), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company.  Several former officers and directors of ETL personally guaranteed the loans and overdraft account. The Bank alleges that ETL is in default on the loans and overdraft account, and that $1,536,792.28 plus interest is currently due.  The Bank alleges that the Company is directly liable to repay the loans and overdraft account.  The Bank is suing the Company for breach of contract and common counts.  The Company denies the Bank’s allegations and asserts several affirmative defenses.  The Company contends that as a matter of law the Bank must pursue its recourse against ETL and its personal guarantors.

The Company and the Bank have cross-motions for summary judgment set for hearing on January 11, 2011.  A jury trial is scheduled to start February 14, 2011.

Note 24. Segment Information

Nine months ended September 30, 2010

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$21,371,865	1,378,700	5,011,703	296,395	$28,058,662	$-	$561,419	$37,907	$28,657,987

Operating income (loss)	$(2,154,011)	$(98,152)	$(2,238,444)	$(2,781,935)	$(7,272,542)	$(173,579)	$52,489	$(5,621,231)	$(13,014,863)

Net income (loss):	$(2,126,975)	$(98,152)	$(2,232,100)	$(2,821,309)	$(7,278,537)	$(871,263)	$52,489	$(44,445,633)	$(52,542,944)

Identifiable assets	$5,443,844	$1,504,281	$11,087,595	$18,802,062	$36,837,782	$831,390	496,535	3,522,180	$41,687,887

Depreciation and amortization	$(84,866)	$(158,309)	$(1,465,112)	$(1,679,073)	$(3,387,360)	$(41,778)	$(21,803)	$(390,632)	$(3,841,573)

Capital expenditure	$1,483	$2,041	$2,261,991	$92,461	$2,414,927	$15,890	$-	$17,462	$2,448,278

Nine months ended September 30, 2009

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$24,744,166	$1,743,437	$4,464,170	$410,044	$31,361,817	$753	$833,201	$-	$32,195,771

Operating income (loss)	$(1,572,876)	$243,274	$(2,392,343)	$(425,741)	$(4,147,686)	$(135,674)	$(73,530)	$(3,419,473)	$(7,776,364)

Net income (loss):	$(1,555,380)	$243,260	$(2,391,930)	$(424,453)	$(4,128,504)	$(845,023)	$(75,371)	$(5,063,396)	$(10,112,294)

Identifiable assets	$5,758,134	$1,685,012	$11,348,366	$514,546	$19,306,058	$543,273	$645,461	$4,099,902	$24,594,694

Depreciation and amortization	$(79,513)	$(153,615)	$(1,362,699)	$(57,997)	$(1,653,825)	$(37,404)	$(31,136)	$(477,196)	$(2,199,561)

Capital expenditure	$104,799	$1,308	$2,553,695	$-	$2,659,802	$295,665	$-	$207,132	$3,162,599

Note 25. Related Party Transactions

12% Secured convertible note

On June 10, 2010 and at our request, QAT II entered into an agreement with us with respect to the mandatory conversion of the total principal amounts outstanding under the Notes to QAT II ($4 million issued July 31, 2009 and $1.3 million issued October 31, 2009, totaling $ 5.3 million), in the event the Company raises a minimum of $11 million in connection with the 2010 Private Placement Offering.

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

Each of the above mentioned loan agreements initially provided that we would pay QAT II interest at a rate of fourteen percent (14%) per annum on the outstanding balance and provided the principal and interest shall be due and payable on the earlier of: (i) within 180 days from the date of the loan or (ii) in the event we consummate a Private Placement.  QAT II has the ability to convert the principal and accrued interest outstanding as of the date of the Placement into the same type of equity or debt securities issued by us and on the same terms and conditions offered to other investors in the Placement. The outstanding principal and interest becomes immediately due and payable in the event we fail to make required payments of principal and interest, or otherwise breach the loan agreement and fail to cure such breach upon twenty days notice, or if we dispose of our properties or assets without QAT II’s prior consent, or if we file a petition for bankruptcy or otherwise resolves to wind up our affairs.

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

The loan agreements described above were amended on June 10, 2010.  Pursuant to the amendment, QAT II agreed to extend the existing maturity dates of the loans to May 1, 2011. The amendment also provides for the automatic conversion of the Notes if we raise at least $11 million in connection with the 2010 Private Placement Offering.  The unpaid principal of such loans would convert into units consisting of common stock and warrants at a price of $1.20 per unit.  Further, the units will be issued on the same terms and conditions as the units being offering in the 2010 Private Placement Offering.   Accrued but unpaid interest and any other fees due on the QAT II loans will not convert into units.  As additional consideration for entering into the amendment, QAT II was issued warrants to purchase common stock at an amount equal to two (2x) the existing warrant coverage under the terms of such loan agreement.

Note 26. Subsequent Events

On October 8, 2010, we consummated the fourth and final closing of the 2010 Private Placement Offering to accredited investors. In connection with the fourth and final closing, we sold units having an aggregate value of $5,612,450 at a price of $1.20 per unit and we delivered 4,677,047 shares of common stock and warrants to purchase up to 4,677,047 shares of common stock at $1.50 per share for a five year period

The units, consisting of common stock and warrants, were offered and sold and/or converted pursuant to an exemption from registration under Section 4(2) of the Securities Act.  The Company is obligated to register the common stock underlying the units and warrants on a registration statement to be filed after the final closing of the 2010 Private Placement Offering.  In addition, the investors in the 2010 Private Placement Offering are entitled to unlimited piggy-back registration rights. We intend to use the net proceeds primarily for working capital.

The warrants, and the 2,100,005 warrants issued to Dawson James in connection with the 2010 Private Placement, entitle the holders to purchase shares of common stock for a period of five years from the date of issuance and contain standard anti-dilution rights.  In the event: (i) the trading price of our common stock exceeds $2.25 for twenty consecutive trading days and (ii) there is an effective registration statement with a current prospectus on file with the Securities and Exchange Commission, the Company has the option to redeem the warrants issued in the 2010 Private Placement Offering.

In the 2010 Private Placement Offering, the Company raised in the aggregate $22,125,571 in gross proceeds, including $14,000,000 in cash raised by Dawson James (with full exercise of the $3,000,000 over-allotment option) and $8,125,571 in automatic conversions by QAT II.  After payment of commissions, non-accountable expenses and other fees and expenses, the Company received net cash proceeds of $12,340,908 (and the cancellation of $8,125,571 of promissory notes and loans held by QAT II).  The Company delivered an aggregate of 14,437,997 shares of Common Stock and warrants to purchase an aggregate of 21,564,392 shares of Common Stock, including 17,515,552 warrants with an exercise price of $1.50, 2,300,780 warrants with an exercise price of $1.45, 406,560 warrants with an exercise price of $1.61 and 1,341,500 warrants with an exercise price of $1.73.

Conversions of debt to equity and reclassification of related warrant liabilities

As a result of the completion of the 2010 Private Placement, certain promissory notes and loans (including accrued interest on such loans) held by QAT II Investments, SA, an investment entity related to certain of the Company’s officers and directors (“QAT II”) were automatically converted into units.  This automatic conversion resulted in the ‘repayment’ of the outstanding promissory notes and loans for an aggregate value of $8,125,571 to QAT II through the delivery of units priced at $1.20 for  6,771,311 shares  of common stock and warrants to purchase up to  6,771,311 shares of common stock at $1.50 per share for a five year period.

Prior to conversion of the QAT II notes, the warrants attached to the notes ( valued at $30 million) were accounted for as liabilities at fair value and will be reclassified into equity upon conversion.

The company estimates the impact of the conversion  to be as follows:

●	Increase of issued common stock totaling $8.125 million
●	Reclassification into equity of associated warrant liabilities totaling $30 million
●	Immediate expense recognition of approximately $5 million due to the associated and un-accreted debt discount, deferred financing charges, and revaluations of warrant liabilities and conversion features through date of conversion.

The estimates exclude the income statement effect resulting from the underlying  placement agents warrants.

Through November 11 2011 the Company has received additional conversion notifications from investors on the 2009 Convertible Loans for the total amount of $1,698,782 excluding accrued and deferred interest. Following these requests and including accrued and deferred interest, the Company subsequently issued 1,275,048 shares to these investors. These conversions also cause the associated warrants to revert from liability to equity in the same manner as calculated for the QAT conversions in the previous paragraph and pro rata the amounts converted.

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

•	In June 2009 we signed a hosting agreement with Vizzavi Spain (part of Vodafone Group). Elephant Talk to be the exclusive provider to Vizzavi for MVNE services in Spain.

•	In the course of 2010 we signed a framework hosting agreement with KPN Group Belgium NV. Elephant Talk will connect MVNO’s in Belgium to its platform, making use of the mobile network of KPN in Belgium. We are currently in the process of implementing this platform in Belgium.

•
Following the start of our MVNE services in the Netherlands in the fourth quarter of 2008, we  entered into heads of terms agreements with MVNOs for wholesale services in the Netherlands and  started servicing these companies while currently implementing additional ones. By  the end of  the September 2010  quarter we successfully implemented and brought live for T-Mobile one of their best known brands in The Netherlands.

In Spain, we have provided since June 2009, managed services to Vizzavi (part of the Vodafone Group) and migrated at the end of this quarter a large MVNO of Vizzavi to our platform and are in the process of preparing and implementing new ones.

Customized Mobile Solutions – integrated fraud and security solutions (ValidSoft)

In line with our strategy to develop and market customized mobile solutions, we acquired ValidSoft on March 17, 2010. ValidSoft provides strong authentication and transaction verification capabilities that allow organizations to quickly implement solutions that protect against certain of the latest forms of credit and debit card fraud and on-line transaction and identity theft. By correlating the relative location of a person’s credit card with the location of their mobile phone, this service can, for example, tell a bank or card issuer in less than half a second if the transaction is likely genuine or fraudulent. We anticipate generating revenues on a per transaction basis (per verification). This acquisition combines what we believe to be ValidSoft’s best in class proprietary software with our superior telecommunication platform to create what we believe is the best integrated electronic fraud prevention solution available. A number of milestones:

•
ValidSoft has been granted the European Privacy Seal in regards to its anti-fraud technology software, VALid-POS®, which is designed to detect and prevent card related fraud, a global multibillion dollar problem for financial institutions.

•	The Company launched VALid-SVP™ (Speaker Verification Platform), a voice biometric technology to improve secure authentication.
•
ValidSoft was successful in a joint bid for the provision of a Self Certification project to an EU Government in the area of citizen benefit payments. The solution will evaluate the use of technology and incorporate ValidSoft’s Speaker Verification Platform, VALid-SVP™ to provide automation in the processing of citizen benefits with a view to achieving cost reduction and efficiencies.

•	ValidSoft has filed applications for two new patents in the Card Not Present fraud prevention area.
•
ValidSoft announced an agreement with Cumberland Building Society (www.cumberland.co.uk), the 15th largest building society in the UK with assets exceeding £1.5billion, to incorporate ValidSoft's VALid® solution technology into a new secure transaction service (Cumberland Building Society is a mutual organization owned by its current account holders, and borrowers which follows a similar model of community banks in the US).

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

Results of Operations

Our results of operations for the nine months ended September 30, 2010, consisted of the operations of Elephant Talk , its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, Elephant Talk Global Holding BV and its subsidiaries and Validsoft Ltd and its subsidiaries

Although the vast majority of our business activities are carried out in Euros, we report our financial statements in US dollars (“USD”), The conversion of Euros to USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. In addition to reporting changes in our financial statements in USD’s as per the requirements of United States generally accepted accounting principles, we also highlight the impact of any material currency translation effect by providing a comparison between periods on a constant currency basis, where the most recent USD/Euro exchange rate is applied to previous periods. Management believes that this allows for greater insight into the trends and changes in our business for the reported periods. Also, since we carry out our business activities primarily in Euros we do not currently engage in hedging activities.

Three & Nine Month Periods Ended September 30, 2010 compared to the Three & Nine Month Periods Ended September 30, 2009

Revenue

Revenue for the three months ended September 30, 2010 was $9,040,397, a decrease of $2,415,092 or (21.1%), compared to $11,455,489 for the three months ended September 30, 2009. The decrease was the result of the lower sales during the period as well as the unfavorable impact of a $1,043,001 currency translation effect arising from a higher USD/Euro exchange rate.

Revenue for the nine months ended September 30, 2010 was $28,657,987, a decrease of $3,537,784 or (11.0%), compared to $32,195,771 for the nine months ended September 30, 2009. The decrease was the result of lower sales and to some extent the unfavorable impact of a $1,157,324 currency translation effect arising from a higher USD/Euro exchange rate.

More detailed explanations of variations between reporting periods are provided in the constant currency notes below.

Revenue - Constant currency

In constant currency, the revenue for the three months ended September 30, 2010 decreased by $1,372,091 (or 13.0%) compared to the same period in 2009. The decrease was attributable to a decline in our  premium rate services (“PRS”) revenue of ($105,514), Mobile revenue of ($1,195,068) and Middle East pre-paid calling cards revenue of ($166,359) compared to the same period in 2009. Other revenue increased with $94,850.

The decrease in the first nine months of 2010 revenue of $2,380,460 over the first nine months of 2009, in constant currency, was attributable to a decline in our premium rate services (“PRS”) of ($509,756), Mobile revenue of ($1,718,984) and Middle East pre-paid calling cards revenue of ($271,037) compared to the same period in 2009. Other revenue increased with $119,317. The roll-out of mobile managed services and wholesale customers was delayed and therefore could not compensate yet for the loss in revenue compared with the nine months in the previous year following the departure in 2009 of a mobile customer in financial disarray.

	September 30, 2010	September 30, 2009	September 30, 2009	Variance 2010 versus 2009
Revenue			constant currency	constant currency
Premium Rate Services	$25,126,297	$26,617,673	$25,636,053	$-509,756
Mobile Services	2,209,236	4,078,634	3,928,220	-1,718,984
Middle East Calling Cards	561,419	833,201	832,456	-271,037
Other revenue	761,035	666,263	641,718	119,317
Total Revenue	$28,657,987	$32,195,771	$31,038,447	$-2,380,460

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

Cost of service for the three months ended September 30, 2010 was $8,638,506, a decrease of $2,235,699 (or 20.6%), compared to $10,874,205 for the three months ended September 30, 2009. The decrease in cost of service was the result of lower sales volumes and a favorable impact of a $993,017 currency translation effect arising from a higher USD/Euro exchange rate.

Cost of service for the nine months ended September 30, 2010 was $27,017,788, a decrease of $3,636,418 (or 11.9%), compared to $30,654,206 for the nine months ended September 30, 2009. The decrease in cost of service was the result of lower sales volumes and a favorable impact of a $1,104,944 currency translation effect arising from a higher USD/Euro exchange rate.

Cost of service – constant currency

In constant currency, the cost of service for the three months ended September 30, of 2010 decreased by $1,242,682 (or 12.4%) compared to the same period in 2009. Cost of service, as a percent of revenue, expressed in constant dollar terms was 95.5% and 94.9% for the three-month period ended September 30, 2010 and 2009, respectively.

In constant currency, the cost of service for the first nine months of 2010 decreased by $2,531,475 (or 8.6%) compared to the same period in 2009. Cost of service, as a percent of revenue, expressed in constant dollar terms was 94.3% and 95.2% for the nine-month periods ended September 30, 2010 and 2009, respectively.

The decrease in cost of services is primarily the result of lower levels of PRS revenue and Mobile revenues on a constant currency basis.

Management expects cost of service to decline as a percent of revenue as a greater proportion of future revenue is comprised of our mobile services and ValidSoft solutions, which have a substantially lower cost of service than our traditional PRS business.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2010 was $2,795,572, a decrease of $153,466 or 5.2 % compared to $2,949,038 for the same period in 2009.

For the nine months ended September 30, 2010, SG&A expense was $6,780,281, an increase of $584,300 or 9.4%, compared to $6,195,981 in the same period in 2009.

Selling, general and administrative – constant currency

In constant currency, total SG&A for the three months ended September 30, 2010 decreased by  $15,628 or 0.1% compared to the same period in 2009.  The decrease  in expenses was largely the result of  the release of accounting provisions made primarily related to the Validsoft acquisition balance sheet.

In constant currency, total SG&A for the nine months ended September 30, 2010 increased with $728,270 or 12.0 % compared to the same period in 2009.  The increase in expenses was mainly attributable to increased staffing levels and the inclusion of Validsoft into our financials as of 1 April 2010.

Non-cash compensation to officers, directors, employees and consultants

Non-cash compensation for the three and nine months ended September 30, 2010, was $779,539 and $4,033,208, respectively, compared to $252,521 and $1,272,387, for the corresponding 2009 periods. The increase in both periods is primarily attributable to the restricted stock issuance in lieu of cash compensation for management salaries and board compensation (including a new board and a new management team member) and more options granted under the 2008 Incentive Plan to employees and consultants, due to higher staffing levels especially through the acquisition of Validsoft.

Depreciation and amortization

Depreciation and amortization for the three and nine months ended September 30, 2010, was $1,481,451 and $3,841,573, respectively, compared to $861,616 and $2,199,561 for the comparable periods in 2009.

Depreciation and amortization expenses increased due to the consolidation into our financials as of 1 April 2010 of the amortization of $ 1,676,329  for the ValidSoft intangibles assets.

Other Income and Expenses

Interest income for the three months ended September 30, 2010 was $40,566 compared to $24,375 for the same period in 2009. Interest income was $105,685 and $46,682 for the nine months ended September 30, 2010 and 2009 respectively.

For the three months ended September 30, 2010, interest expense was $538,214 compared to $323,976 in 2009. Interest expense was $1,520,641 and $531,915, for the nine months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2010, the amortizations related to the  debt discount on the promissory notes, fair value expenses of , associated Warrants and deferred financing costs were $20,693,454 compared to $1,848,709 in 2009. For the nine months ended September 30, 2010 and 2009 the amounts were $38,109,590 and $1,848,709, respectively. The substantial increases in these expenses were primarily caused by the increase of our share price ($1.14 at September 30 2009 and $2.60 at September 30 2010) as well as additional issuances of warrants attached to the 2010 convertible notes.

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

During the three and nine months ended September 30, 2010, we incurred a non-controlling interest charge of $452 and $2,735 respectively. During the same period in 2009, we incurred losses of $432 and $1,188 attributable to minority shareholders’ interest.

Other comprehensive income (loss)

We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income (Loss) for the first nine months ended September 30, 2010 and 2009 was ($753,283) and $345,802 respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

	Nine months ended
	September, 30
	2010	2009	2009 in constant currency
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(52,542,944)	$(10,462,294)	$(10,307,292)
Provision for income taxes	800	800	800
Net loss attributable to noncontrolling interest	2,735	1,188	1188
Depreciation and amortization	3,841,573	2,199,561	2,137,687
Stock-based compensation	4,033,208	1,272,387	1,272,387
Interest income and expenses	1,414,956	485,233	483,696
Other non-cash financing charges	38,109,590	1,848,709	1,848,709

Adjusted EBITDA	$(5,140,082)	$(4,654,416)	$(4,562,825)

(Note to Adjusted EBITDA: 2010 figures include Validsoft as of 1 April 2010. In 2009 Validsoft not in figures.)

Liquidity and Capital Resources

We have an accumulated deficit of $114,877,217 including a net loss of $52,542,944 for the nine months ended September 30, 2010.

Excluding the final closing of the 2010 Private Placement Offering on October 8, 2010 (described in Note 26), we raised in 2010 through September 30 2010 gross proceeds of approximately $ 13.8 million consisting of $2.5 million in convertible debt and $11.3 million in equity, resulting in total net proceeds to us of approximately $12.2 million.

In addition to the capital raising debt was converted into equity for a total amount of $ 8,125,571, excluding additional debt to equity conversions that took place after September 30 2010.

We believe that our cash balance at September 30, 2010, in combination with the additional funding received so far in 2010, cash generated from operations, expected additional revenues, repayment of certain debt as well as continued investment in capital expenditures will last us until 1st quarter 2011. Considering our share price development and upcoming achievements we expect warrants to purchase stock in our company to be exercised, which would provide sufficient funds until at least 4th quarter 2011.

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, on reasonable terms at the moments we need it.  Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. The current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may not be able to continue operations. As of September 30 2010, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

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

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $9,777,224 compared to $3,757,556 third quarter of 2009, an increase of $6,019,668. This increase is primarily attributable to expenses related to the consolidation of ValidSoft as of April 1, 2010 and substantial reduction in accounts payable.

Investment activities

Net cash used in investment activities for the nine months ended September 30, 2010 was $2,399,671 a decrease of $2,000,639 (or 45%) compared to $4,400,310 in the first half year of 2009. The increase was primarily attributable to less purchase of equipment and the elimination of the loans to ValidSoft.

Financing activities

Net cash received by financing activities for the nine months ended September 30, 2010 was $12,207,650.  Please see footnotes 2 and 26 for more information. In addition, for a total amount of $ 8,125,571 debt was converted into equity. That had no influence on the cash in the quarter ended September 30 2010.

As a result of the above activities, the Company had a cash and cash equivalents balance of $1,632,748 as of September 30, 2010, a net decrease in cash and cash equivalents of $251,306, for the nine months ended September 30, 2009.

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

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures related to transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies other existing disclosures requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for periods beginning on or after June 15, 2010. Entities can apply this guidance retrospectively as well as prospectively to milestones achieved after adoption. This update is expected to have no impact on the Company’s financial statements.

ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, amends Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award.  Earlier application is permitted.

ASU 2010-09, Subsequent Events, amends FASB ASC 855-10 to clarify that whereas SEC filers and conduit debt obligors for publicly-traded conduit debt securities must evaluate subsequent events through the date that the financial statements are issued, SEC filers need not disclose the date through which subsequent events have been evaluated.  Non-SEC filers must evaluate subsequent events through the date the financial statements are available to be issued, and continue to be required to disclose that date.  The ASU also clarifies that reissuances for which a subsequent events evaluation is required are limited to “revised” financial statements (as defined in the ASU).  The amendments are effective upon issuance (February 2010), except as relating to conduit debt obligors, for which the effective date is interim or annual periods ending after June 15, 2010.

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

Changes in Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the three months  ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Manu Ohri Litigation

In March 2009 Manu Ohri (“Ohri”), our former Chief Financial Officer from 2002 to 2006, commenced a lawsuit against the Company in the California Orange County Superior Court called Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609.  Ohri alleges that the Company breached a 2006 written employment contract, a 2007 oral consulting contract, and otherwise owes him the reasonable value of consulting services rendered.  Ohri seeks damages of $446,359 under the alleged employment contract, $56,951 under the alleged oral consulting agreement, stock options that he values at $96,960 under the alleged oral consulting agreement, pre-judgment interest, and costs of the litigation.  The Company denies Ohri's allegations and asserts several affirmative defenses.

The Company commenced a cross-complaint against Ohri to, among other things, invalidate his alleged 2006 employment contract and stock bonus, and to recover the stock bonus or its fair market value.

The parties return to court on December 3, 2010, at which time the court is expected to rule on the Company’s pending motion for summary adjudication and set a trial date thereafter.

(c) Bruce Barren Litigation

In December 2009 Bruce Barren (“Barren”), a former director of the Company between January 2008 and May 2009, commenced a lawsuit in the California Los Angeles County Superior Court called Bruce Barren v. Elephant Talk Communications, Inc., Case No. BC429032.  Barren alleges that the Company breached a restricted stock agreement, the implied covenant of good faith and fair dealing, an oral employment agreement, and otherwise owes him the reasonable value of consulting services rendered.  The Company denies Barren’s allegations and asserts several affirmative defenses.  The Company contends that Barren’s claims are without merit, and that a September 2009 settlement agreement and general release between Barren and the Company bars all of his claims as a matter of law.

The Company has a motion for summary judgment set for hearing on December 16, 2010.  A jury trial is scheduled to start February 7, 2011.

(d) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (the “Bank”), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company.  Several former officers and directors of ETL personally guaranteed the loans and overdraft account. The Bank alleges that ETL is in default on the loans and overdraft account, and that $1,536,792.28 plus interest is currently due.  The Bank alleges that the Company is directly liable to repay the loans and overdraft account.  The Bank is suing the Company for breach of contract and common counts.  The Company denies the Bank’s allegations and asserts several affirmative defenses.  The Company contends that as a matter of law the Bank must pursue its recourse against ETL and its personal guarantors.

The Company and the Bank have cross-motions for summary judgment set for hearing on January 11, 2011.  A jury trial is scheduled to start February 14, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ending September 30, 2010, we issued an aggregate of 365,815 shares to various parties for (i) services provided and (ii) with respect to contingent condition due pursuant to a stock purchase agreement. We received no proceeds from the issuance of these securities.

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

ELEPHANT TALK COMMUNICATIONS, INC.

November 16, 2010	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

November 16, 2010	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4