Form 10-K
period 2010-12-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2011-03-31
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38 million based on the closing sale price of the Company’s common stock on such date of U.S. $1.82 per share, as reported by the OTC BB.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 29, 2011 there were 98,820,013 shares of common stock outstanding.

Documents incorporated by reference: None.

Elephant Talk Communications Inc.

Form 10-K
For the fiscal year ended December 31, 2010

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Our Company

Elephant Talk Communications, Inc. also referred to as “we”, “us”, “Elephant Talk” and “the Company” is an international provider of business software and services to the telecommunications and financial services industries. Elephant Talk provides global telecommunication companies, mobile network operators, banks, supermarkets, consumer product companies, media firms, and other businesses a full suite of products and services that enables them to fully provide telecom services as part of their business offerings. The company offers various dynamic products that include remote health care, credit card fraud prevention, mobile internet ID security, multi-country discounted phone services, loyalty management services, and a whole range of other emerging customized mobile services.

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

ValidSoft – electronic fraud prevention

Our acquisition of ValidSoft Ltd. (“ValidSoft”) gives us a position in providing solutions to counter electronic fraud through  card, internet and telephone channels. ValidSoft is a leader in this market. ValidSoft's solutions are telecommunications based and are at the cutting edge of the market, utilizing their access to the most sophisticated global telecommunications networks and expertise. The solutions are used to combat card-present and card-not-present fraud as well as electronic fraud on all channels, including the most advanced fraudulent attacks such as Man-in-the-Browser on the internet. The solutions are designed for mass markets, in a highly cost effective and secure manner, yet are easy to use, intuitive and leverage the most ubiquitous devices available. VALid-POS® was awarded the European Privacy Seal in March 2010, certifying its compliance with European Data Protection and Data Privacy legislation. ValidSoft is the only security software company in the world to be certified to European  standards.

Landline network outsourcing services

Through our fixed line telecom infrastructure and our centrally operated and managed IN-CRM-Billing platform, we also provide traditional telecom services like Carrier Select and Carrier Pre-Select Services, Toll Free and Premium Rate Services to the business market.

Overview

We are an international provider of business software and services to the telecommunications and financial services industry. Elephant Talk installs its operating software at the network operating centers of mobile carrier and receives a  monthly fee per cell phone subscriber on the network. Currently the subscribers are wholesale customers of Vizzavi (a subsidiary of the Vodafone group) in Spain and T-Mobile in the Netherlands. Furthermore we signed a framework hosting agreement with KPN Group Belgium NV to make use of their radio network for us to connect MVNO customers in Belgium.  Just recently, the company closed a contract in the Middle East to install its mobile platform which is planned to be operational in the course of 2011.  Elephant Talk typically signs a five- year exclusive with one carrier per country.  Negotiations with mobile carriers are currently under way in a number of other countries. We also operate landline telephony services in nine European countries and Bahrain. Our network components, hardware, software systems, telecom switches and interconnections with other telecom operators are located in secured data-centers in eight countries.

  Our ET Boss software enables mobile carriers to outsource their entire back office to Elephant Talk. By outsourcing operations the mobile carriers can reduce the number of vendor software, employees, and consultants.  ET Boss reduces the number of software modules / vendors from over twenty to one.  Additionally, ET Boss enables mobile virtual network operators (MVNOs) to control their pricing and product offerings with the touch of a keypad from a Windows interface.  This compares with the current situation often experienced by virtual operators whereby it can take up to six month to effect a change in their product offerings.

Due to the large operational expenditures required to operate and maintain switches and network infrastructure, due mostly  to the very high levels of complexity, mobile network operations such as Sprint have already been outsourced (to Ericsson) in an effort to reduce costs. Now Elephant Talk offers a comparable possibility of fully outsourcing the complete IT back office of any mobile operator. We believe that our software platform offers thereby not only a substantial reduction in cost, but  also provides much higher service levels and flexibility. We are currently providing these services to Vodafone’s subsidiary in Spain and T-Mobile in the Netherlands, and will start to connect MVNOs in Belgium  this year to the network of KPN Group in Belgium. We simply take three pipes from the mobile network operator (MNO) – voice, data, and signaling (see above) – and plug them into our ET Boss platform (see below).

We are developing and acquiring application software to enable our virtual clients to offer various dynamic products that include remote health care monitoring on a watch or pendant, credit card fraud prevention, mobile internet ID security, multi-country discounted phone services, loyalty management services, and a whole range of other emerging customized mobile services. In line with our strategy to develop and market customized mobile solutions, we acquired ValidSoft, Ltd.  on March 17, 2010. ValidSoft provides strong authentication and transaction verification capabilities that allow organizations to quickly implement solutions that protect against certain of the latest forms of credit and debit card fraud, and on-line transaction and identity theft. By correlating the relative location of a person’s credit card with the location of their mobile phone, this service can tell a bank in real-time if the transaction is likely genuine or fraudulent (see diagram below). We anticipate generating revenues on a per transaction verification fee from banks.  This acquisition combines ValidSoft’s best in class proprietary software with our superior telecommunication platform to create what we believe is the best electronic fraud prevention total solution available.

In 2010 we  generated almost  $40 million in revenues and employed  88 employees and retained  42 independent contractors on a long-term basis. Our principal offices are located in The Netherlands, Spain,  China and London. Mobile services are currently provided in Spain and The Netherlands, whereas landline telephony services are provided in nine European countries and Bahrain. Our network components, hardware, software systems, telecom switches and interconnections with other telecom operators are located in secured data-centers in eight countries.

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

Mobile operators need to reduce total cost of ownership (TCO) and increase utilization of their assets

Mobile Network Operators typically have twenty or more vendors for their software to handle Network Management, Customer Relationship Management (CRM), billing, fulfillment, distribution and customer care. This has resulted in legacy systems that are expensive to maintain and difficult to adapt to changing market conditions. In addition, MNOs are looking for new ways to attract traffic over their networks, since the traditional mass marketing of voice and messaging focused on end-users (“retail”) shows little or no growth. MNOs are required to shift their organization from a mass marketing oriented retail focus to a wholesale focus; thereby allowing other organizations such as MVNOs to serve smaller and specifically targeted end-user groups with specialized and converged solutions in order to increase traffic (e.g. voice, text, data or media) over the operators networks.

Trust and security aspects are increasingly important in a networked and digitalized environment

The open nature of the Internet as well as exponential digitalization and globalization of society has resulted in increased (international) fraud, attention for privacy intrusions and national security concerns.

MVNO telecommunication markets

By Informa1

Western Europe and North America, both expected to grow in terms of MVNO subscription numbers, are not expected to see a radical shift in terms of market structure. The global MVNO market will reach 186 million subscriptions by the end of 2015 with North America and Western Europe still accounting for the vast majority. These two regions will remain the largest MVNO markets in terms of the number of subscriptions and players and will also continue to top the ranks in terms of MVNO penetration.

By Ovum2

Global mobile virtual network operator (MVNO) connections are forecast to reach 85.6 million by 2015, and revenues are expected to be $9.5 billion. Over the next five years, new MVNO markets are expected to open up in South and Central America, Asia-Pacific, and in the Middle East. However, there are still regulatory and market challenges to overcome before these markets can offer an environment that can sustain MVNO activity. Therefore, we expect the bulk of MVNO connections and revenue growth from 2010–15 will come from established MVNO markets in Western Europe, Asia-Pacific, and North America.

Established MVNO markets will drive growth

Global MVNO connections are forecast to reach 85.6 million by 2015, and revenues are expected to be $9.5 billion. The bulk of global MVNO connections growth will come from established MVNO markets in Western Europe, Asia-Pacific, and North America.

In Western Europe, the fastest-growing MVNO markets are Germany, France, Italy, Spain, and the Netherlands. Germany and the Netherlands have been the largest MVNO markets (in terms of the number of MVNOs) for many years, and this will not change over the forecast period, especially as both markets are regarded as good testing grounds for MVNOs looking to trial new business models.

Emerging markets warming to MVNOs

While currently there are very few MVNOs in emerging markets, more markets are expected to introduce MVNOs over the forecast period. MVNOs are expected to move into markets in Brazil and Chile in South and Central America; Turkey in the Middle East; and India, Pakistan, and Vietnam in Asia-Pacific. Markets such as Brazil and India present an attractive opportunity for MVNOs, but there are still a number of obstacles impacting MVNO development in these markets including a lack of cooperation from mobile network operators (MNOs) and a lack of regulation to facilitate new MVNO entrants. Therefore, we expect the majority of new MVNO markets to remain relatively small and have minimal impact on global MVNO connections and revenues.

MVNO revenues to remain steady

Global revenues are forecast to remain steady over the next five years. Currently, Western Europe and the US account for over 84% of global MVNO revenues, and by 2015 we forecast that this figure will fall marginally to 80%. MVNO markets in South and Central America and the Middle East are expected to make up a greater share of global MVNO revenues over the forecast period. In 2009, South and Central America and the Middle East contributed approximately 1% to global MVNO revenues, and we forecast that this will increase to 6% by 2015.

MVNOs have explored numerous segments

MVNOs have been in operation for over a decade, and in this time it has become clear which business models have been successful and which have been failures. “Tried and tested” MVNO business models include targeting low-spending customers by offering no-frills domestic and international mobile services, and targeting businesses and households by offering mobile and fixed service bundles. MVNOs have also had success in other niche segments, such as focusing on the wealthy, charities, or offering gender-specific services. All of these models have proven lucrative for MVNOs and have presented them with good opportunities in most markets. However, while targeting the right segment is extremely important for MVNOs, their success is also dependent on market conditions, competition, and execution.

1 Extract Global MVNO Forecast to 2015, © 2011 Informa Telecom & Media, Publication Date 22 March 2011
2 Reference Code: OVUM052659, Publication Date: 31 August 2010

Electronic and card fraud markets

The solutions from Validsoft are targeted to combat electronic fraud across card, internet and the telephone channels.  Card fraud in the US is estimated to be $100 billion p.a. and $330 billion  p.a. globally with the other channels accounting for additional fraud  of $50billion p.a  and $150 billion p.a. respectively.  The total addressable market is $450 billion p.a whereby a recent report from the U.K. government on National Security Strategy even estimates cybercrime numbers of $1,000 billion. Through the ValidSoft technology the extent of this endemic problem can be reduced through reducing the direct impact of fraud, reducing operating costs and improving the customer experience.  These solutions also  provide an environment which allows banks and other institutions to automate manual process safely and securely.

Summary Services and Solutions

ValidSoft: customized mobile solution for credit card fraud prevention

ValidSoft provides strong authentication and transaction verification capabilities, which allow organizations to quickly implement solutions that protect against the latest forms of credit and debit card fraud, on-line transaction and identity theft.  ValidSoft’s advanced proprietary software combined with what we believe is a superior telecommunication platform to create a leading electronic fraud prevention total solution.

We believe the ValidSoft solution can have large cost reduction potential for financial institutions  around the world that have losses  associated with fraud losses, false positives and administration in connection with credit and debit card fraud. ValidSoft has successfully completed trials with four major commercial banks, has entered into an agreement with Visa Europe and is in advanced discussions with other leading global payment processors, international banks and credit card providers. ValidSoft was recently awarded the European Privacy Seal from EuroPrise3, underscoring the prudent set-up of its systems as to privacy matters.

MVNE/MVNO

Since 2006, significant investments have been made in mobile enabling services and platforms. We invest and operate as a full Mobile Virtual Network Enabler (MVNE), offering MNOs various parts of the back office network including core network, messaging platforms, data platforms and billing solutions.  As a result, we are positioning ourselves as the MVNE partner of choice for the larger, global MNOs, and a one-stop convergent solutions provider for specialized MVNO customers.

The first revenues from these mobile services began during the fourth quarter of 2008 with T-Mobile in the Netherlands and with Vizzavi (a subsidiary of Vodafone group) in Spain during 2009. Currently we have 8 MVNOs running on our platforms in The Netherlands and Spain, and are expanding our geographic service areas. Following a recent closing of a contract in the Middle East we will be operational in the Middle East in the course of 2011 and we have planned an operational start in Belgium this year.

Currently we are negotiating agreements with various MNOs and MVNOs in numerous countries in order to realize our strong growth objectives, both in revenues and margin improvement.

Landline Outsourced solutions

At the base of our advanced mobile services, and currently still the largest revenue contributor4, is our landline services, which we offer in nine European countries and Bahrain. These services are provided by operating a switch-based telecom network with national licenses and direct land line interconnects with the Incumbents/National Telecom Operators. Together with our centrally operated and managed IN-CRM platform, we offer geographical, premium rate, toll free, personal, nomadic and Voice over Internet Protocol (“VoIP”) services to our primarily business customers.  We position our customers as if they are a fully networked telecommunications company themselves by providing them with the tools and resources necessary to manage their businesses, particularly the telecommunications segment, as an integrated component of their overall offering.

3 EuroPriSe is an initiative led by the Unabhaengiges Landeszentrum fuer Datenschutz (“ULD”, Independent Centre for Privacy Protection), Germany. EuroPriSe was funded with 1.3 million Euro by the European Commission's eTEN program. The EuroPriSe project consortium led by ULD included partners from eight European countries: the data protection authorities from Madrid (Agencia deProteccion de Datos de la Communidad de Madrid, APDCM), and France (Commission Nationale de l'Informatique et de Libertes, CNIL), the Austrian Academy of Science, London Metropolitan University from the UK, Borking Consultancy from the Netherlands, Ernst and Young AB from Sweden, TUeV Informationstechnik GmbH from Germany, and VaF s.r.o. from Slovakia.  http://www.european-privacy-seal.eu/

4 but not the largest margin contributor as a result of the low margins of landline services.

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

For our mobile services we need, in addition to the landline interconnections and switch facilities, mobile access coverage. In 2008 we entered into our first MVNE agreement with T-Mobile/Orange in the Netherlands where in 2010 we were servicing six of our own MVNOs. In 2009 we were awarded an MVNE agreement with Vizzavi (a subsidiary of the Vodafone group) of Spain, and provide managed services for their MVNO portfolio, to be followed by the hosting of our own MVNOs. In 2010 we signed an MVNE framework hosting agreement with KPN Group Belgium NV with a planned start of service this year.

In order to reduce the investments required for our MVNOs, as well as increase our flexibility and depth of mobile service offerings to MVNOs and MNOs, we operate as a full MVNE; meaning that we procure, integrate and operate the relevant mobile components, including core network, application platform, subscriber management and MVNO billing and CRM.

Network Operations Center (NOC)

 Our global 24/7 Network Operations Center is located in Guangzhou, China and remotely monitors the quality of all landline, data and mobile services  throughout our global clear bandwidth and IP network. Our datacenters, network and network nodes are primarily located in Europe.

Proprietary Software Technology

ET’s Business Operating Support System (“ET BOSS”)

▪
To maintain flexibility and allow for growth, we have chosen to develop our own proprietary software and systems including: 1) a fully integrated rating, mediation, and provisioning CRM and billing system for multi-country and multimedia use, and applications, and 2) an advanced Infitel IN platform.

▪
Our internally developed customer provisioning, rating and billing system, also known as “ET BOSS”, ensures proper support for all of our services.  We believe our network and system platforms are able to handle the high demands of national incumbents and other telecom operators on our globally interconnected network. The key component of our business strategy is the fully automated capturing and recording of any event on our global network through a standard Call Data Record, or CDR.  CDRs are globally recognized and accepted by all of our suppliers and customers because of their high quality, reliability and consistency. As a result, on a real time/on-line basis, we believe our billing engine provides reliable inter-company payment overviews, and will continue to do so as we develop and implement our global network.

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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

Products

Full MVNE

We are positioning ourselves as a complete MVNE with our own integrated platforms, switches and network capabilities for back-office and customer interaction solutions. The back-office services range from provisioning and administration to Operations  Support Systems (“OSS”) and Business  Support Systems (“BSS”) running on our global IN/CRM/Billing platform “ET BOSS”. Our “ET BOSS” platform is designed to provide an all-in-one solution for both the traditional MNOs: (i) the operators of large antenna networks and (ii) managers of wireless spectrum granted through licenses by national governments, as well as for MVNOs.  MVNOs are generally fast-moving sales and marketing companies reselling refocused, re-priced, re-bundled and repackaged mobile telecom services. We partner with MNOs to bypass their legacy systems to profitably accommodate these wholesale MVNO customers with service levels and applications that satisfy the instant service flexibility, and pricing capability that MVNOs require to specifically address their  niche markets.  At the same time, we can offer additional market share to MNOs by marketing and contracting our own range of MVNOs that look for the very specific capabilities that our mobile service delivery platforms may offer. Bundled together with attractively priced wholesale airtime packages provided by our MNO partners, our MVNOs are positioned to run their operations effortlessly without the technical and financial burden associated with the development, maintenance and ownership of their own mobile network, while at the same time focusing on sales, marketing and distribution and the application of all elements required to be successful in these rapidly evolving consumer markets.

These in-depth MVNE platform services are now fully operational in The Netherlands as of the end of 2008 and since June 2009 in Spain with a planned operational start in Belgium this year. Following a recent closing of a contract in the Middle East we will be operational in the Middle East in the course of 2011.

For companies that aspire to enter the mobile telephone market, the MVNO business model is attractive because it eliminates the expenses associated with establishing and managing a mobile network of their own.  The initial capital expenditures required to enter the field are very low, as are the corresponding operational costs. Traditionally MNO and MVNO propositions required substantial capital and operational expenditures and attention to multiple technical components. Our business model offers a solution for MVNOs, which allows them to concentrate on sales and marketing, and which allows MNOs to cater to often smaller, niche market MVNOs without the cumbersome burden of their legacy systems and other resources, which are not designed to efficiently service such wholesale customers.

 In addition to the more traditional voice and SMS services, we are focusing our MVNE platform on wireless data services, content, applications and E-commerce. The traditional voice services of MVNOs are likely to be marginalized over time and will follow a similar price erosion pattern as landline telecom services. Therefore, it is unlikely MVNOs will be able to effectively compete over time without value-added services. Moreover, the emerging market of 3G/3.5/4G mobile services, including WIFI, WIMAX and LTE, create great opportunities to attract new subscribers with new and improved business models.  Mobile devices are an effective medium to communicate commercial messages to subscribers, especially if supported by legitimate  customer profiling tools in combination with our IN/CRM/Billing platform “ET BOSS”. Mobile messages can be personalized per subscriber becoming contextually relevant, and thereby migrate from being perceived as intruding advertising to meaningful information, segmented within the client base or just to be used as a mass communication means. A mobile device is one of the most personal communication tools to connect with and stimulate customers, thus an MVNO channel might offer excellent opportunities to a variety of companies with a non-telecommunication core business, such as fast moving consumer goods companies (“FMCGs”) looking to expand and broaden their markets, while at the same time creating focused marketing communication channels with their existing customer bases, providing these contextual services that, we believe, will be perceived as adding value to communications. We are well positioned to provide such market entrants with a one stop, full service and instantly available platform to effectively cater to these markets, and thereby support any application that might help our customers to quickly offer a truly differentiating service into the marketplace. We believe that many new business models, especially within security, logistics, heath care and banking, will become viable through a networked environment, thereby helping such businesses to enter such models without having to go through yearlong learning cycles to understand, master and manage all the relevant technologies. We are positioning ourselves as the enabling technology partner for these new entrants, covering all technology elements  and deliver all the tools these future business partners  require to drive these new business models successfully.

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

Customized Mobile Solutions – ValidSoft Fraud prevention and security solutions

The essence of the ValidSoft product suite is in providing:

▪           Card-Present fraud prevention and resolution – Card Skimming is one of the fastest growing fraud threats. In the US alone, this type of fraud in 2008 was reported as costing the Financial Services Industry over fifty billion $US, and a leading research company is predicting that the cost of plastic card fraud will rise three-fold over the next 3 to 5 years. VALid-POS combines the functionality of VALid’s real-time Out-of-Band transaction verification capability with proximity based mathematical models that assists Issuing Banks in determining whether the genuine customer is conducting the card-based transaction.  Where in doubt, VALid® can contact the customer and resolve the potential threat in real-time.

▪           Card-not-Present fraud prevention and resolution – Card-not-Present fraud, i.e. fraud associated with online retailing, is a significant problem worldwide. The vast majority of this type of fraud involves the use of card details that have been fraudulently obtained through methods such as skimming, data hacking or through unsolicited emails or telephone calls. The card details are then used to make fraudulent card-not-present transactions, most commonly via the Internet. As the number of Internet retailers has grown, fraudsters have increasingly targeted the online shopping environment. In the US alone, this type of fraud in 2008 was reported as costing the Financial Services Industry over fifty five billion $US, and a leading research company is predicting that the cost of card-not-present fraud will rise three-fold over the next 3 to 5 years. VALid-POS combines the functionality of VALid’s real-time Out-of-Band transaction verification capability with proximity based mathematical models that assists retail providers in determining whether the genuine customer is conducting the online transaction. Where in doubt, VALid® can contact the customer and resolve the potential threat in real-time.

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

▪           Transaction Verification (Out-of-Band – OOB) – even if both parties to a transaction are genuine there is no guarantee that the transaction will not be corrupted. A “Man-in-the-Middle” or “Man-in-the-Browser” attack will succeed no matter how strong the authentication process. Therefore banks need Transaction Verification. Most banks monitor transactions to identify anomalies. When an exception is detected, banks for the most part rely on a manual process of contacting the customer by phone to verify the legitimacy of the transaction – this is expensive and also prone to security risk itself as the customer is forced to reveal security credentials to unknown third parties. VALid® addresses this issue since it has the ability to verify the integrity of transactions in real-time and in a totally automated manner over a separate telecommunications channel. Real-time OOB Transaction Verification is regarded by Gartner as the only effective way to protect the integrity of a transaction carried out on the Internet.

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

▪           Non-Repudiation – PKI (Digital Certificates), long regarded as a form of Non-Repudiation is now vulnerable to Man-in-the-Browser attacks. This means that PKI can no longer guarantee the integrity of transactions and therefore can be challenged in a Court of Law where PKI is presented as a case for Non-Repudiation. VALid® has been designed to address the issue of Non-Repudiation through its multi-layered approach, which includes elements such as: Transaction Verification; Transaction Data Signing (cryptographically linking a One Time Passcode to the underlying transaction); Voice Biometrics (or OOB challenge/response); Customer Authorization (Voice Recording) and Geometric Transaction Analysis, to achieve the highest level of non-repudiation capability, presented to the customer in an intuitive and easy-to-use manner.

▪           Business Enabling – financial institutions cannot leverage the full power and cost effectiveness of the Internet as a Business Enabling/Self-Service medium because of security concerns. Certain transactions requiring branch or telephone banking, or the completion of paper-based forms with signatures (e.g. Address change), are considered too high risk for Internet deployment, and as a consequence these transactions continue to be processed manually resulting in high cost, inefficiencies, poor quality data and customer inconvenience. VALid®, through the combination of OOB Strong Mutual Authentication and Transaction Verification, provides the capability to securely automate today’s manual processes resulting in: dramatic cost savings; customer empowerment; increasing the consistency, accuracy, timeliness and security of transactions; and creating competitive advantage through market differentiation.

Landline network outsourcing services

Even though the majority of our investments in the past years have been in (mobile) software development,  mobile related acquisitions and implementing MNOs and MVNOs, our largest revenue stream is currently still generated by our traditional telecom services like Carrier Select and Carrier Pre-Select Services, and Toll Free and Premium Rate Services. These services formed the basis and gave us decade-long experience as an outsourcing partner in the field of telecommunications services managed by our propriety Intelligent Network/Customer Provisioning Management/Billing platform. This platform has always been designed to put our customers, who purposely chose to outsource their telecommunication requirements to a specialized company like us, in control: our customers can work with our technology and our delivery platforms as if these are their own. We empower and likewise facilitate our customers  to harness, to manage and to fully apply the power of some of the most powerful mobile/landline delivery systems in the world through a web-based self care user friendly interface, without the need to initiate, install, fund, operate and support those global systems on a 24/7 basis.

Growth Strategy

Elephant Talk is actively seeking additional MNO partners that understand the symbioses between a mobile network operator and an applications-focused enabler that brings the right services in the right format through a secure delivery platform within reach of all business customers that may require such services as part of their overall market and product strategy. We believe that over the next couple of years MNOs will proactively seek partners like our company, as it will be the preferred way to successfully expand from retail focused markets to wholesale markets, thereby more effectively using the capacity of their core antenna networks and spectrum capabilities.

Especially in markets where direct retail customer penetration reaches 80% plus levels, MVNOs can enhance bring market penetration and network usage levels. However, only if these MVNOs are capable of bringing significantly differentiated service bundles into the market place - reflecting the specific requirements of individualized communities - will they be less vulnerable to what has been undermining the MNOs basic business models: churn. Most important to an operator’s success is to understand that a uniquely serviced community far outweighs the pricing alone of any basic underlying service.

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

Mobile Network Partners

As a provider of full Mobile Virtual Network Enabling platforms, we partner with Mobile Network Operators to strongly support them in better addressing the specific needs of Mobile Virtual Network Operators, the sales, marketing and distribution organizations that (re)package, (re)bundle and (re)position mobile telecommunications as part of their overall service offering. Likewise, we help our partner MNOs to improve the usage of their networks by also directly contracting additional MVNOs for which we attractively bundle our systems capabilities with the partner MNOs airtime.

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

Mobile Services

We face competition from other MVNE’s, as well as from the traditional MNOs. An average MNO may have a few dozen technology suppliers; each may deliver a part of the overall network, switching, control and administrative systems comprising a mobile carrier’s infrastructure to service millions of retail customers. Likewise, many companies are aiming to become a vendor/partner of a MNO in order to assist the MNO to better service their wholesale business towards MVNOs. Some companies try to achieve this by selling various core components as a more traditional vendor: stand alone switching systems, billing systems, CRM systems, Intelligent Network systems, etc. Examples of our competition in this market are companies like Highdeal, Comverse, Geneva, Amdocs and Artilium. In such cases the MNO often contracts with a system integrator like Cap Gemini or Atos Origin to help them to integrate all these components into effectively working systems. Recently, more and more of these system integrators not only position themselves anymore as onetime integrators, but they are also looking to assume the role as an on-going service providers, keeping (part of) the system up and running on behalf of the MNO; examples are Cap Gemini, Atos Origin, EDS, Accenture, and IBM. Likewise, various vendors themselves assumed such roles of managing and operating the systems they supplied. As such, we also face competition from traditional telecom infrastructure companies like Nokia-Siemens, Ericsson and Alcatel.

As a consequence of these purchasing and outsourcing policies, many MNOs have over the years assembled large teams, sometimes as large as a dozen or more vendors/integrators/service providers, whereby each of them delivers a crucial part of the overall required capabilities. Not only have such larger teams, usually involving hundreds of full time consultants, been requiring very intense vendor management attention from the MNO to coordinate them, the result was often a very complex operational structure and work environment for both the MNO as well as the MVNO to work with. Instead of bringing superior, flexible services at affordable cost levels that were supposed to better position the MNO to easily go after MVNO business, the MNO is often struck with a whole range of hard to manage, inflexible and expensive (and sometimes even incompatible) platforms, that actually undermine the capability of the MNO to successfully and profitably compete for MVNO business. Existing MVNOs threaten to migrate to another network provider, while new prospect are lost to other MNOs that do provide more flexible and affordable service.

Being positioned for many years as an outsourcing partner for other businesses that require telecoms as a part of their overall service offering, we believe we can assist MNOs to simplify and streamline these outsourced system requirements. One of the key elements in our offering in landline telecommunications has always been that all network, switching, control and administrative elements would function within one system, and that our B2B customer would be able to self-manage such system through an easy to use web based interface. In designing its MVNE platform, our company has kept the same philosophy in place. As a result, a MNO would only require one managed service provider to fully offer any possible service requirement any type of MVNO may have. We therefore believe that we not only eliminate an intense and costly vendor management role, but at the same time offer flexible, superior service levels at a much lower operational cost.

Other companies that have positioned themselves as a MVNE platform provider, aiming to assume the same role of a one stop solution provider to MNOs, and as such are direct competitors of us, include Aspider, primarily active in the Netherlands, Vistream/Materna, primarily active in Germany, Effortel, primarily active in Belgium and Italy,  Transatel, primarily active in France, Telcordia, primarily active in North America, Virtel, primarily active in Australia and the combination Artilium/Atos Origin, active throughout Europe. However, none of them cover the same depth and width of platform capabilities as Elephant Talk provides. On top of that, on the supplier/vendor side we believe we compete favorably with all the earlier mentioned telecom system vendors and integrators. Even though we believe our company has a very good offering at a competitive pricing level, many of our competitors may develop a comparable, fully integrated MVNE platform in the near future. As many of these competitors are much larger companies than ours, with much higher profiles, it may very well be that these competitors will successfully sell their higher priced, less capable solutions than comparable Elephant Talk systems.

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

ValidSoft’s products combined with the Elephant Talk’s advanced telecommunications platform we believe combine the complementary strengths which results in a state of the art and currently one of a kind in terms of being a total solution for payment card (debit and credit) fraud prevention.

More in particular for the ValidSoft part, VALid® combines strong authentication and transaction verification to counter not only the more traditional attacks, but also the latest in session hijacking (Man-in-the-Middle, Man-in-the-Browser) through its Transaction Integrity Verification (TIV) model. Alternative two factor authentication solutions such as hardware tokens are vulnerable to these types of threats. These vulnerabilities exist due to a number of issues and weaknesses.  VALid® provides flexibility in allowing banks to authenticate at both the session and transaction level, with the device, protocol and even authentication behavior completely configurable. Use of the customers’ existing telephony devices, ensures complete interoperability between multiple banks, while providing the necessary branding through the use of the individual bank’s voice scripts. As VALid® supports remote access in a number of ways it operates in exactly the same manner for internal enterprise access. Managing conventional Two Factor authentication systems that use physical tokens carry significant overheads, such as the end user token distribution process (including retrieval and replacement), synchronization issues and time sequencing problems. Managing these tokens is also cumbersome as in some cases a master token must be used before an administrator can de-activate a token. VALid® does not have these issues and provides banks with the added benefit of a significant lower Total Cost of Ownership whilst dramatically improving security levels. A user can be added to the system using an intuitive web based system resulting in near real time for activation or deactivation

Intellectual Property

We have a significant investment in our intellectual property, including:

•	VALid® Patent Protected – ValidSoft own the UK Patent for authenticating a user access request to a secured service utilizing both a primary and secondary channel
•
VALid-POS® - Patent Pending (CFPP System) – ValidSoft are in a Patent Pending process for a Patent concerning a method where mathematically derived probability data determined from transaction feeds and telemetry services is used to identify a false positive transaction

•
VALid-POS® - Patent Pending (ACS System) – ValidSoft are in a Patent Pending process for a Patent concerning a method where data determined from transaction feeds and telemetry services is used to anonymously identify a fraudulent or false positive transaction

•	Two additional Patent submissions underway leading to Patents Pending relating to Card-Not-Present transactions, i.e. transactions carried out over the web - awaiting Patent Filing references
•	Significant investment in our own software, including: VALid-IVR; VALid-SMS; VALid-SVP; VALid-TDS; VALid-POS; VALid-ARM; VALid-TTS; VALid-VPN; VALid-ISA; VALid-FOB
•	Registered Trademarks VALid® and Trademarks VALid-POS®

Government Regulation

We operate in a heavily regulated industry.  As a multinational telecommunications company or provider of services to carriers and operators, we are directly and indirectly subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials.  Certain European, foreign, federal, and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

Employees

As of December 31, 2010 we employed 88 people and retained on a long term basis, the services of 42 independent contractors.  We consider relations with our employees and contractors to be good. Each of our current employees and contractors has entered into confidentiality and non-competition agreements with us. There are no collective bargaining contracts covering any of our employees.

Legal structure of the company

The following chart illustrates our company’s corporate structure as of December 31, 2010.

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

On August 14, 2008 we changed the name of Cardnet Clearing Services BV, a wholly-owned affiliate of Elephant Talk Europe Holding BV, to Elephant Talk Mobile Services BV. This company’s primary objective is to act as our vehicle to contract Mobile Virtual Network Operators in the Netherlands. On August 20, 2008 Elephant Talk Europe Holding BV signed an agreement for the acquisition of 100% of Moba Consulting Services BV.  The effective date of the transaction was September 1, 2008 at an acquisition price of €1.00 plus 50,000 of our stock options. We acquired Moba Consulting Services BV to obtain expertise and manpower for certain aspects of the implementation of the Mobile Virtual Network Operators on our platform

ValidSoft Acquisition

On March 17, 2010, we entered into two Sale and Purchase Agreements (each an “SPA” and, collectively, the “SPAs”) with the shareholders of ValidSoft Limited (“ValidSoft”), a company organized under the laws of the Republic of Ireland.  The entry into the SPAs follows the parties’ execution of a Heads of Terms on November 2, 2009.  Two SPAs were entered into because one SPA, entered into with shareholder Enterprise Ireland, an Irish agency, is to be governed by Irish law. The remaining shareholders entered into the other SPA, governed by New York law.

Pursuant to the SPAs, we acquired the outstanding securities of ValidSoft for consideration consisting of 20% of our issued and outstanding common stock as of February 1, 2009 and warrants to purchase our common stock equal to the sum of: (i) 20% of our issued and outstanding warrants as of February 1, 2009; and (ii) 20% of our issued and outstanding options as of February 1, 2009. Twenty-five percent of the foregoing consideration was placed into escrow and is subject to forfeiture and cancellation in the event certain revenue milestones are not achieved.

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

We have incurred net losses of $92,483,360 and $17,299,884 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had an accumulated deficit of $154,818,436.

In 2009, through a private placement $12.3 million gross was raised, with $6.08 million from related parties.

In the first three months of 2010 the Company has received loans in the total amount of €1,850,000 (US$ 2,518,220) from QAT II Investments, SA, a related party investment fund (“QAT II”), which was converted into shares in fourth quarter 2010.

In 2010 we also raised $2,885,000 in 2010 in a bridge equity financing of units consisting of common stock, no par value, and warrants exercisable into common stock, with accredited investors (the “Bridge Financing”).
Subsequent to the Bridge Financing, we conducted a private placement (the “2010 Private Placement Offering”) of units consisting of shares of our common stock and warrants to accredited investors which resulted in gross proceeds of $6,459,800 in the second quarter 2010, $1,927,750 in the third quarter and $5,612,450 in October 2010 bringing the total gross proceeds of the Private Placement Offering to $14,000,000.

Following the closing of the 2010 Private Placement Offering, the 2009 Promissory Notes $5,332,383 and 2010 loans $2,793,188 of the Company outstanding to QAT and QAT II automatically converted in October 2010 into equity in the amount of $8,125,571 by delivery of units consisting of shares of our common stock and warrants to purchase shares of common stock.

In addition to the abovementioned QAT conversion of the 2009 Promissory Notes, throughout the year voluntary conversions took place on the 2009 Promissory Notes for an amount of $2,113,782. On 19 November 2010 the remaining debt under the Promissory Notes of $4,886,855 was automatically converted into equity meaning that as of 19 November 2010 the company had no outstanding debt under the Promissory Note 2009.

Furthermore, in 2010 an amount of $502,621 was received following the exercise of warrants by investors. This continued into 2011 resulting in additional proceeds received in 2011 of $6,708,641 from the exercise of warrants by investors.

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, on reasonable terms at the moments we need it.  Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. The current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may not be able to continue operations. As of December 31, 2010, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

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

Although our revenue mix is changing and our new mobile services are improving operating margins, the premium rate services are currently still the largest source of revenue for the company. If significant changes occur in market conditions pertaining to this type of service it could have an adverse impact on our business, results of operations and financial condition.

We have recently shifted our business strategy, and we may not prove successful in our new focus.

In 2006 we began to expand our focus from the market of landline telecommunication services to mobile telecommunication and system services, including substantial increases of investment in software engineering, systems integration and mobile components. Even though we have build experience in serving mobile customers since 2008, we have limited large scale experience in these areas, therefore we may not be able to enter and compete in these markets, or achieve profitability.

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

Because most of our business is conducted outside the United States, fluctuations in foreign currency exchange rates versus the United States Dollar could adversely affect our (reported) results of operations.

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

Our services related to communications software and information systems, outsourced solutions and value added (communication) services, including our ValidSoft fraud prevention and resolution products are highly competitive and fragmented, and we expect competition to continue to increase. We compete with telecom solution providers, independent software and service providers and the in-house IT and network departments of communications companies as well as firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, land-line and mobile services, cable, satellite and service bureaus) and companies that offer software systems in combination with the sale of network equipment. Also, in this more fragmented market, larger players exist with associated advantages described earlier which we need to compete against.

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

Our ability to compete depends, in part, on our ability to use intellectual property internationally. We rely on a combination of patents, trade secrets, trademarks and licenses to protect our intellectual property. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. The technology licensed by us may not continue to provide competitive features and functionality. Licenses for technology currently used by us or other technology that we may seek to license in the future may not be available to us on commercially reasonable terms or at all.

Our revenue, earnings and profitability are affected by the length of our sales cycle as well length of strategic mobile partnership cycle, and  longer cycles could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycle and strategic mobile partnership cycles with mobile operators (MNOs). Both our telecommunications traffic services as well as our communications information systems, outsourced solutions and value added (communication) services, including our ValidSoft security solutions are relatively complex and their purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and procurement procedures within an organization. In particular, our Valid-POS fraud solution from Validsoft is highly dependent on closing MNO contracts to be able to operate this Valid-POS solution.  The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer’s and MNO’s organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer or MNO and the signing of a sales contract or MNO increases. The lengthening of our sales and strategic mobile partnership cycle could reduce growth in our revenue in the future. In addition, the lengthening of our sales and strategic mobile partnership cycle contributes to an increased cost of sales, thereby reducing our profitability.

We are dependent on a significant customer for our Premium Rate Services business and the loss of this customer could have an adverse effect on our business, results of operations and financial condition.

In 2010 the Company had a customer in the Netherlands, which accounted for Premium Rate Services revenue of $22,439,478 or (64% of the total revenue). For the same period in 2009, this same Dutch customer accounted for $21,905,840 or (50% of the total revenue). If this significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected revenues, it could have an adverse impact on our business, results of operations and financial condition although this impact is smaller than the revenue shows because of the low margin contribution of this particular (landline PRS) business.

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

There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us.. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance.

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

If we issue additional shares of common stock in connection with subsequent financings, this will have a dilutive effect on your voting rights.

We are authorized to issue 300,000,000 shares of capital stock, including 250,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 98,820,013 were issued and outstanding as of March 29, 2011.

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

We presently (December 31, 2010) have 4,390,842 options and 68,875,409 warrants to purchase shares of our common stock outstanding.  If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding share, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

The 2010 Registration Statement may cause that warrants may be more likely to be exercised now.

Warrants will dilute your interest in the Company.

Throughout the years the Company has been issuing warrants in conjunction with private placements and other financing.

As a result, the voluntary (or mandatory) exercise of the Warrants issued will significantly dilute your interest in the Company and could have a material adverse effect on the trading price of our common stock and the value of your investment.

Because our executive officers, directors and their affiliates own a large percentage of our voting stock, other shareholders’ voting power may be limited.

As of December 31, 2010 Steven van der Velden, Martin Zuurbier, Johan Dejager, Yves van Sante, Mark Nije, Roderick de Greef and Phil Hickman, our executive officers and directors, beneficially owned or controlled approximately 20.27% of our outstanding common stock.  In particular, as of December 31, 2010, Rising Water Capital AG, an entity affiliated with the certain of the aforementioned individuals, beneficially owned 31.37% of our common stock and QAT Investments, SA, another entity affiliated with certain of our officers and directors and the owner of 51% of Rising Water Capital, beneficially owned 61.97% of our common stock.  Further, Q.A.T. II Investments SA, an entity affiliated with certain of our directors and officers, beneficially owned 22.39% of our common stock, and Patrick Carroll and Alex Vermeulen, the CEO of our ValidSoft subsidiary and our General Counsel, beneficially own less than 1% each of our common stock.  If those shareholders act together, they will have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These shareholders may make decisions that are adverse to your interests.

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

ITEM 1 B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our offices in The Netherlands are located at Schiphol Boulevard 249, 1118 BH Schiphol. The office monthly rental is $10,157 that carry rental leases until June 2015. In addition the Company leases office space at Wattstraat 52, 1171 TR, Sassenheim, The Netherlands for a monthly rental of $1,843.

                Elephant Talk Communications S.L.U. is currently leasing office space at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain, on a quarter-to-quarter lease, at a monthly rent of $3,723. In Guangzhou, China, we lease office space for a monthly rental of $6,347.

                ValidSoft Limited from Ireland is currently leasing office space at Donegal Suite, Castle Buildings, Tara Street, Tullamore, Co. Offaly, Ireland on a lease at a monthly rent of $18,480. ValidSoft (U.K.) Ltd leases office space at 9 Devonshire Square, London, United Kingdom on a renewable 12 month lease for a monthly rental of $18,092 ($8,651 in 2010).

                We also lease space for our telecom switches, servers and IT platforms at data centers (“co-locations”) at an aggregate monthly rent of $41,664. The various co-location spaces include: Amsterdam, Madrid, Barcelona, Milan, Zurich, London, Paris, Vienna, Bahrain and other locations where our telecommunications equipment are located.

We believe the facilities currently under lease are adequate for our present activities and that additional facilities are available on competitive market terms to provide for such future expansion of our operations as may be warranted.

ITEM 3.   LEGAL PROCEEDINGS

(a) Manu Ohri Litigation

In March 2009 Manu Ohri (“Ohri”), the Company’s former chief financial officer from 2002 to 2006, commenced a lawsuit against the Company in the California Orange County Superior Court called Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609.  Ohri alleges that the Company breached a 2006 written employment contract, a 2007 oral consulting contract, and otherwise owes him the reasonable value of consulting services rendered.  Ohri seeks damages of $446,359 under the alleged employment contract, $56,951 under the alleged oral consulting agreement, stock options that he valued at $96,960 under the alleged oral consulting agreement, $14,316 for medical and dental insurance premiums, $4,226.40 for life and long term disability insurance premiums, pre-judgment interest, and costs of the litigation. The Company denies Ohri's allegations and asserts several affirmative defenses.

The Company commenced a cross-complaint against Ohri to, among other things, invalidate his alleged 2006 employment contract and stock bonus, and to recover the stock bonus or its fair market value.

A trial is set to start on June 24, 2011.

(b) Bruce Barren Litigation

In December 2009 Bruce Barren (“Barren”), a former director of the Company between January 2008 and May 2009, commenced a lawsuit in the California Los Angeles County Superior Court called Bruce Barren v. Elephant Talk Communications, Inc., Case No. BC429032.  Barren alleged that the Company breached a restricted stock agreement, the implied covenant of good faith and fair dealing, an oral employment agreement, and otherwise owes him the reasonable value of consulting services rendered.  The Company denied Barren’s allegations and asserted several affirmative defenses.  The Company contended that Barren’s claims are without merit, and that a September 2009 settlement agreement and general release between Barren and the Company barred all of his claims as a matter of law.

In December 2010 the Court granted the Company’s motion for summary judgment and dismissed Barren’s entire case with prejudice.  The Court awarded $2,714 in costs to the Company.

(c) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (the “Bank”), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company.  Various former officers and directors of ETL personally guaranteed the loans and overdraft account. The Bank alleges that ETL is in default on the loans and overdraft account, and that approximately $1,536,792.28 plus continuing interest is due.  The Bank alleges that the Company is directly liable to repay the loans and overdraft account as a successor in interest to ETL.  The Bank is suing the Company for breach of contract and common counts.  The Company denies the Bank’s allegations and asserts several affirmative defenses.  The Company contends that that it has no direct, successor liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors. A trial is set to start on May 23, 2011.

(d) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

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

PART II

ITEM 4.  RESERVED

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES

Our common stock is listed for quotation on the OTC BB under the symbol “ETAK”.  The following table sets forth the high and low closing price per share as per closing of each trading day as quoted on the OTC Bulletin Board and published on the internet by www.nasdaq.com for each quarter from January 1, 2009 through December 31, 2010. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low

December 31, 2010	$3.50	$2.15
September 30, 2010	$2.60	$1.50
June 30, 2010	$2.05	$1.50
March 31, 2010	$1.75	$1.20
December 31, 2009	$2.00	$1.14
September 30, 2009	$1.48	$0.80
June 30, 2009	$1.00	$0.70
March 31, 2009	$1.16	$0.50

At December 31, 2010, we had approximately 3,825 recorded shareholders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of Securities Authorized	Number of option rights granted but not yet exercised	Number of issued Shares for this Plan, including exercised options	Number of securities remaining for future issuance	Weighted-average exercise price of outstanding options, warrants and rights

Securities Authorized for Issuance under Equity Compensation Plans Approved by Security Holders
2006 Non-Qualified Stock and Option Compensation Plan (1)	1,000,000	306,809	933	692,258	$2.25
2008 Long-Term Incentive Compensation Plan (2)	5,000,000	4,083,100	832,300	84,600	$1.35
Equity compensation plans not approved by security holders	-	-	-	-
Total	6,000,000	4,389,909	833,233	776,858

(1)	S-8 Filed July 21, 2006
(2)	S-8 Filed July 11, 2008

Recent Sales of Unregistered Securities

On October 9, 2010 the company issued 15,000 shares to a consultant for services provided pursuant to an Introduction Services Agreement.

Shares issued in 2011

In January 2011 the company issued 71,429 shares of common stock relating to the exercise of warrants issued in 2008 as part of the private placement in 2008. The proceeds for the exercise had already been received in 2010 and totaled to an amount of $95,001.

During the first 3 months of 2011 the company issued an aggregate number of 1,659,983 shares which were pending to be issued as a result of the automatic conversion of the promissory notes. No additional proceeds were received.

During the first 3 months of 2011 the company issued a total number of 209,790 shares which were issued as part of the private placement of the convertible promissory note in 2009. The shares issued was the result of the ‘cashless’ exercise of 125,000 warrants and 125,000 warrant being exercised with cash. The proceeds for the cash exercised warrants ($125,000) was paid by check in 2010 and the proceeds arrived on our bank account in 2011.

Up to March 24, 2011 the company issued 2,450,250 shares relating to the exercise of so called ‘A’-warrants which had been issued as part of the of the private placement in 2010 (‘Bridge SPA’). The total proceeds for these shares had been $3,062,813. The exercises relates to the mandatory exercise as the ETAK share price exceeded $2.00 which was the trigger for such exercise. The above number includes an aggregate number of 65,250 warrants issued to the placement agent and the net proceed of $81,563. The deadline for exercise has been extended and the company expects that 400,000 warrants will be exercised and the relating $500,000 will arrive on our bank account for the end of this quarter and an additional number of 89,433 shares will be issued to QAT as a result of a cashless exercise of 167,400 placement agent warrants.

Up to March 24, 2011 the company issued 190,250 shares relating to the exercise of so called ‘B’-warrants which had been issued as part of the private placement in 2010 (‘Bridge SPA’). The total proceed will be $380,500. These exercises have been made on voluntary basis.

Up to March 24, 2011 the company issued an aggregate number of 2,306,412 shares as a result of the voluntary exercise of warrants which had been issued as part of the private placement in 2010 (‘PIPE’). The total proceeds for these exercise has been $3,459,618 gross and will be $3,286,637 after deduction of the agreed placement agent fees.

Up to March 24, 2011 the company issued 7,974 shares as a result of the ‘cash’ exercise of 2010 placement agent warrants and 96,289 shares as a result of the ‘cashless’ exercise of 2009 placement agent warrants. The exercises resulted in a proceed of $11,961 The number of warrants surrendered was 153,846.

In January 2011 the company issued an aggregate number of 12,044 shares relating to the ‘cashless’ exercise of 33,534 employee options from our ‘2006 Non-Qualified Stock and Option Compensation Plan‘. Some of the shares were already ‘pending to be issued’ in December 2010 but were actually delivered in January 2011.

During the first 3 months of 2011 the company issued 159,482 shares for consideration of services provided by consultancy firms.

Warrants issued in 2011

In 2011 the company issued 18,659 warrants as consideration for the services of Third Creek Advisors provided to the Company from October through December 2010 of our consultants. No cash was received but the warrants represented a value of $23,128 using the Black Scholes valuation method.

Options issued in 2011

During the first 3 month of 2011 the company has granted 75,000 options on the companies’ common stock from our ‘2008 Long-Term Incentive Plan’.

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

Services and Solutions

Full-MVNE/MVNO Mobile Services – wholesale services and managed services to Mobile Network Operators and Virtual Network Operators.

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
•
In the course of 2010 we signed a framework hosting agreement with KPN Group Belgium NV. Elephant Talk will connect MVNOs in Belgium to its platform, making use of the mobile network of KPN in Belgium. We are currently in the process of implementing this platform in Belgium.

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

•	Recently, the company a closed a contract in the Middle East to provide its mobile platform which is planned to be operational in the course of 2011.

In Spain, we have provided since June 2009, managed services to Vizzavi (part of the Vodafone Group) and migrated at the end of 2010  two  additional MVNOs of Vizzavi to our platform and are in the process of preparing and implementing new ones.

Customized Mobile Solutions – integrated fraud and security solutions (ValidSoft) to financial institutions

In line with our strategy to develop and market customized mobile solutions, we acquired ValidSoft on March 17, 2010. ValidSoft provides strong authentication and transaction verification capabilities that allow organizations to quickly implement solutions that protect against certain of the latest forms of credit and debit card fraud and on-line transaction and identity theft. By correlating the relative location of a person’s credit card with the location of their mobile phone, this service can, for example, tell a bank or card issuer in real-time if the transaction is likely genuine or fraudulent. We anticipate generating revenues on a per transaction basis (per verification). This acquisition combines what we believe to be ValidSoft’s best in class proprietary software with our superior telecommunication platform to create what we believe is the best integrated electronic fraud prevention solution available. A number of milestones:

•	At the end of 2010 ValidSoft entered into a contractual arrangement with Visa Europe for the provision of its fraud-prevention solutions, VALid-POS® and VALid®.
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
ValidSoft announced an agreement with Cumberland Building Society (www.cumberland.co.uk), the 15th largest building society in the UK with assets exceeding £1.5billion, to incorporate ValidSoft's VALid® solution technology into a new secure transaction service (Cumberland Building Society is a mutual organization owned by its current account holders, and borrowers which follows a similar model of community banks in the US
 Landline network outsourcing services

Through our fixed line telecom infrastructure and our centrally operated and managed IN-CRM-Billing platform, we also provide traditional landline services like Carrier Select and Carrier Pre-Select Services, Toll Free and Premium Rate Services to the business market.

Support technology

Business Support and Operational Support System (“ET BOSS”) and Intelligent Network – IN – (“Infitel”)

Through our European and Chinese development centers, we develop in-house telecom and media related systems and software, centered around two of the companies’ proprietary platforms ET BOSS and Infitel.

Electronic fraud prevention products: VALid-POS®,  VALid® and VALid-VSG™.

Our recent acquisition of ValidSoft has given us ownership of technology and intellectual property to combat fraud relating to card, the internet, and telephone channels. ValidSoft solutions are marketed under VALid-POS® and VALid®. For its biometrics based product it trades under VALid-VSG™

Telecom infrastructure & network

We currently operate a switch-based telecom network with national licenses and direct fixed line interconnects with the Incumbents/National Telecom Operators in seven (7) European countries, one (1) in the Middle East (Bahrain), and partnerships with telecom operators in Scandinavia, Poland and Germany, and France. To this we have added mobile access coverage in order to cater for our mobile services and solutions. Our first mobile partners are T-Mobile in the Netherlands, Vizzavi (a Vodafone company) in Spain and KPN in Belgium.

Results of Operations

Our results of operations for the year  ended December 31, 2010, consisted of the operations of Elephant Talk , its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, Elephant Talk Global Holding BV and its subsidiaries and ValidSoft Ltd and its subsidiaries.

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

Introduction

The business of the company is primarily related to mobile and security related solutions. By far the majority of investments and activities of the employees and long term consultants of the company are geared towards these types of business. This needs to be kept in mind when reading the financials statements of the company and the management discussion and analysis. In 2010 most of the revenue of the company is still generated by landline business (Premium Rate Services, Calling Cards Middle East and Other Revenue), but only requires a very small amount of resources from the company both in terms of human resources, facilities as well as capital expenditures. Even though the revenues in 2010 were generated for more than 90% by landline business, the margin contribution came for almost 60% from the mobile and security solutions business. Within the mobile segment we distinguish between wholesale services and managed services. Wholesale services carry a much higher revenue than the managed services revenues, since wholesale services includes the sale of airtime. Managed services on the other hand have a much lower revenue, but have little cost of service compared to wholesale.

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

	year ended
	December, 31
	2010	2009	2009 in constant currency
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(92,483,360)	$(17,299,884)	$(17,023,110)
Provision for income taxes	800	800	800
Net loss attributable to noncontrolling interest	5,046	1,771	1,771
Depreciation and amortization	5,312,469	3,051,461	2,940,975
Stock-based compensation	5,588,392	1,727,870	1,727,870
Interest income and expenses	1,563,091	778,092	776,688
Other non-cash financing charges	72,440,675	5,499,275	5,499,275

Adjusted EBITDA	$(7,572,887)	$(6,240,615)	$(6,075,731)

(Note to Adjusted EBITDA: 2010 figures include ValidSoft as of 1 April 2010. In 2009 ValidSoft not in figures.)

Revenue

Revenue for the year ended December 31, 2010 was $37,168,351, a decrease of $6,482,606 or 14.9%, compared to $43,650,957 for the year ending December 31, 2009. $2,008,830 of the decrease was a   result of an unfavorable impact of   the currency translation effect arising from a lower USD/Euro exchange rate.

Revenue - Constant currency

In constant currency, the revenue decreased by $4,473,776 or 10.7% compared to the same period in   in  2009, and was attributable to a decrease in our Mobile revenue of $2,739,253, Middle East pre-paid calling cards revenue $584,135 and premium rate services (“PRS”) revenue of $ 1,052,625. Other revenue (including ValidSoft)  decreased  by $97,763 compared to the same period in 2009 as a result of decreasing landline revenues.
We had new mobile customers in 2010, especially in the lower revenue (but higher margin) managed service segment, but still experienced delays in the roll-out of other mobile customers, with the result that these new revenues could not compensate yet for the loss in wholesale revenue following the departure of an early stage mobile customer in financial disarray as well as a one-off project the company completed in 2009.

Despite these revenue declines, Revenue minus Cost of Service remained at a level just below that of 2009, because of the higher margin in the mobile managed service segment as well as initial revenues from the high margin Validsoft business.
Revenue	2010	2009 constant currency	variance 2010 v 2009 constant currency
Premium Rate Services	$32,632,140	$33,684,765	$(1,052,625)
Mobile Services	2,826,625	5,565,878	(2,739,253)
Middle East Calling Cards	622,813	1,206,948	(584,135)
Other revenue	1,086,773	1,184,536	(97,763)
Total Revenue	$37,168,351	$41,642,127	$(4,473,776)

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

Cost of service for the year ended December 31, 2010 was $35,120,916, a decrease of $6,331,723 or 15.3%, compared to $ 41,452,639 for the year ended December 31, 2009. $1,913,634 of the decrease was a result of a favorable impact of the currency translation effect arising from a lower USD/Euro exchange rate. $ 4,418,087 of the decrease was the result of lower revenues, combined with lower cost of service associated with the mobile managed services and Validsoft business.

Cost of service– constant currency

In constant currency the cost of service decreased by $4,418,087 or 11.2% compared to the same period in 2009, primarily as a result of lower levels of revenue and the lower cost of service associated with the mobile managed services and Validsoft business.

Cost of service, as a percent of revenue, expressed in constant dollar terms was 94.5% and 95.0% for the years ended December 31, 2010 and 2009, respectively. Management expects cost of service to decline further as a percent of revenue as a greater proportion of future revenue is comprised of our mobile services and ValidSoft solutions, which have a substantially lower cost of service than our traditional PRS business.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for the years ended December 31, 2010 and 2009, were $ 9,620,322 and $7,958,933, respectively. SG&A expenses increased by $1,661,389, or 20.9%, in 2010 compared to 2009.

Selling, general and administrative – constant currency

In constant currency, SG&A increased by $1,921,469, or 25.0%, compared to the same period in 2009.
The increase in expenses was mainly attributable to increased staffing levels and the inclusion of ValidSoft into our financials as of April 1, 2010.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the years ended December 31, 2010 and 2009, was $ 5,588,392 and $1,727,870, respectively. The increase is primarily attributable to higher staffing levels and the inclusion of ValidSoft.
Non-cash compensation is comprised of:

•	the expense related to shares of restricted common stock that were issued to management in lieu of cash compensation;

•	the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan; and

•	the expense related to shares issued to consultants for services.

Since non-cash compensation comprises United States Dollars denominated shares, options and warrants, a constant currency analysis is not applicable.

Depreciation and amortization

Depreciation and amortization for the years ended December 31, 2010 and 2009, was $ 5,312,469 and $3,051,461 respectively. Depreciation and amortization expenses increased by $2,261,008 or 74.1% in 2010 compared to 2009. The increase of the amortization was primarily due to the amortization of the acquired intangible assets of Validsoft in 2010.

Depreciation and amortization – constant currency

In constant currency the depreciation and amortization expenses increased by $2,371,495 or 80.6% compared to the same period in 2009. The increase of the amortization was primarily due to the amortization of the acquired intangible assets of Validsoft in 2010.

Intangible assets impairment charge

The December 31, 2010 consolidated balance sheet includes: $16.3 million of intangible assets, net, and $3.2 million of goodwill. Management updated its analysis of intangible assets and long-lived assets as of December 31, 2010 and we determined that for 2010 no asset impairment charges are necessary.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses

Interest income was $239,713 and $160,535 for the years ended December 31, 2010 and 2009 respectively. Interest income was interest received on bank balances.

Interest expense was $1,802,804 and $938,627 for the years ended December 31, 2010 and 2009 respectively. The increase in interest expenses of $864,177 compared to 2009 was related to higher levels of debt financing and less favorable interest rates. With the automatic conversion of the QAT 2010 bridge loan and 2009 promissory notes on November 19, 2010 future interest charges will be limited.

Other expenses were $0 and $480,000 for the years ended December 31, 2010 and 2009 respectively. We accrued in 2009 a FIN48 reserve of $480,000 for uncertain tax position, including interest and penalties.

In 2010 fair value expenses and amortizations related to the Convertible Notes, associated Warrants and deferred financing costs were $72,440,675 compared to $5,499,275 in 2009. The substantial increases in these expenses were primarily caused by the increase of our share price at the moments when fair value calculations for reporting purposes were required, including the fair value calculations that were necessary upon the automatic conversion of all convertible notes and loans.

With the conversion in 2010 of all of the outstanding convertible loans into equity there are no financial instruments left that require fair value measurements as of 2011, hence no more income statement impacts related to these type of instruments unless new financial instruments are issued that trigger liability accounting.

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

We incurred a non-controlling interest charge attributable to minority shareholders’ interest for the years ended December 31, 2010 and December 31, 2009 of $5,046 and $1,771 respectively.

Net Loss

Net Loss was $92,483,360 and $17,299,884 for the years ended December 31, 2010 and 2009 respectively. The deterioration of $ 75,183,476 was primarily the result of non-cash financing charges that increased in 2010 by $ 66,941,400 compared to 2009, The remaining $ 8,242,076 was the result of:
-	increased depreciation and amortization of $ 2,261,008 compared to 2009
-	increased SG&A expensees of $1,661,389 compared to 2009
-	increased, stock based compensation expenses of $ 3,860,522 compared to 2009
-	increased interest income and expenses of $ 784,999 compared to 2009
-	decrease of margin of $150,883 compared to 2009
-	decrease of other expenses of $476,725 compared to 2009

The adjusted EBITDA (for definition see earlier section in the MD&A) for the years ended December 31, 2010 and 2009 was $ (7,572,887) and $ (6,240,615) respectively.

Comprehensive Income (Loss)

We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009 was ($1,655,917) and $190,063 respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of $154,818,436 as of December 31, 2010.  Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements.  In 2010 we received a total of $19,905,841 in gross proceeds from certain  convertible loans made to us by QAT aggregating  $2,518,220, the 2010 Bridge Share Purchase Agreement ($2,885,000), the 2010 Private Placement Offering  ($14,000,000) and exercised warrants for the amount of $502,621.

After deduction of placement fees and associated costs the net proceeds amounted to $17,885,749.

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

The company currently has cash needs to cover operational losses and recurring capitalized internally developed software  costs of approximately $900,000 (EUR/USD exchange rate used is 1.35) per month. This includes interest expenses and the operational losses of the recently acquired company ValidSoft Ltd but excludes cash required for capital expenditures and the necessary reduction of our accounts payable and accrued expenses.

Following the delivery of our mobile platform and network and consequent commercialization plus the planned revenues from the integrated Elephant Talk / ValidSoft fraud solution management expects substantial revenue increases and margin improvements in 2011.

In addition to driving margin improvement, management is actively attempting to attract additional financing for the Company such as with the exercise of warrants already issued, the level of which depends on the speed and roll-out of commercial activities (including associated capital expenditures), acquisition activities and financial market conditions.

We believe that our cash balance at December 31, 2010, in combination with the additional funding received from warrants exercised in 2011 until 24 March of $6,708,641 , cash generated from operations, expected additional revenues, reduction of accounts payable as well as continued investment in capital expenditures will last us into the 3rd quarter 2011. Considering our share price development and upcoming achievements we expect warrants to purchase stock in our company continue to be exercised, which would provide sufficient funds until at least 4th quarter 2011. In the event warrants are not exercised to the extent expected, the company plans to seek alternative financing.

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, on reasonable terms at the moments we need it.  Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. The current global financial situation may offer additional challenges to raising the required capital.  If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may not be able to continue operations. As of December 31, 2010, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

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

Operating activities

Net cash used in operating activities for the year ended December 31, 2010 was $14,107,838 compared to $5,329,837 in 2009, an increase of $8,778,001. This increase is primarily attributable to working capital changes such as reduction of accounts payable and secondly expenses and assumed liabilities related to the inclusion of ValidSoft as of April 1, 2010 into our financial statements.

Investment activities

Net cash used in investment activities for year ended December 31, 2010 was $3,187,762 a decrease of $2,418,236 (or 43%) compared to $5,605,998 in 2009. The decrease was primarily attributable to the elimination of the loans to ValidSoft following the consolidation of their financials into the company’s and a lower level of equipment and software purchases.

Financing activities

Net cash received by financing activities for the year ended December 31, 2010 was $17,899,518 compared to $ 10,799,201 for the year ended December 31, 2009.  Please see footnotes 2 and 26 for more information.

As a result of the above activities, the Company had a cash and cash equivalents balance of $2,245,697 as of December 31, 2010, a net increase in cash and cash equivalents of $787,797 compared to 2009.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Impact of Accounting Pronouncements

In October 2009, the FASB issued amendments to ASC Topic 605, with respect to accounting and reporting guidance for revenue generating arrangements with multiple deliverables, which (a) amend the requirements entities must meet in order for elements to be considered separate units of accounting; (b) eliminate the requirement that entities have objective and reliable evidence of fair value for undelivered items in order to separate them from other elements in the arrangements; and (c) replace the residual method of allocating consideration with the relative selling price method. Under the relative selling price method for allocating consideration, entities must establish an estimated selling price for any units for which objective and reliable evidence of fair value or third party evidence of selling price is not determinable. ASC Topic 605 expands the qualitative and (if adoption impacts are significant) quantitative information required to be disclosed concerning revenue-generating arrangements with multiple deliverables.

This amended accounting guidance is effective for fiscal years beginning after June 15, 2010, with early adoption, as of the first fiscal year beginning after issuance of the amendments, permitted. It may be adopted prospectively to all new or significantly modified arrangements or retrospectively to all arrangements. We have not opted early adoption and will evaluate the impact on our operations beginning in fiscal 2011.

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

ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, amends Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award.  Earlier application is permitted. We are currently evaluating the impact of this provision.

ASU 2010-09, Subsequent Events, amends FASB ASC 855-10 to clarify that whereas SEC filers and conduit debt obligors for publicly-traded conduit debt securities must evaluate subsequent events through the date that the financial statements are issued, SEC filers need not disclose the date through which subsequent events have been evaluated.  Non-SEC filers must evaluate subsequent events through the date the financial statements are available to be issued, and continue to be required to disclose that date.  The ASU also clarifies that reissuances for which a subsequent events evaluation is required are limited to “revised” financial statements (as defined in the ASU).  The amendments are effective upon issuance (February 2010), except as relating to conduit debt obligors, for which the effective date is interim or annual periods ending after June 15, 2010. We adopted the provisions of ASU 2010-09 as required.
In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt this guidance on January 1, 2011 and apply it prospectively.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We will adopt this guidance on January 1, 2011 and apply it prospectively.

Material Transactions

Acquisition of ValidSoft Ltd

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

In connection with the SPAs, the shareholders of ValidSoft entered into lock-up agreements restricting the sale, transfer and disposition of the unregistered common stock owned by such shareholders (i) for a period of 2 years from Completion (as defined in the SPAs) with respect to the shareholders who participate in the management of the Registrant and (ii) for a period of 1 year from Completion or 6 months from the completion of a rights offering by ValidSoft, whichever is earlier, with respect to the non-management shareholders. See Note 9 for details.

 Financing related events in 2010

Loan conversions and Share Offerings

Below is a summary of the results of the efforts of the company to attract funds and also improve the balance sheet position of the company by having all outstanding convertible loans and notes converted into equity. For further information see references to the Notes under Details in the table below.

Financing	Principal amount	Type	Gross Proceeds 2010	December 31st 2010	Details

Convertible Note 2009	$12,333,015	Convertible Loan	$-	All Converted into equity	Note 17,15,16
QAT II Loans 2010	$2,518,220	Convertible Loan	$2,518,220	All Converted into Equity	Note 17,15,16
Bridge Offering 2010	$2,885,000	Share Sale	$2,885,000		Note 18
Private Placement 2010	$14,000,000	Share Sale	$14,000,000		Note 18
			$19,403,220
Warrant exercises (Convertible Note 2009)		Warrant	$502,621
			19,905,841

Registration Statement

On December 21, 2010 the company’s Registration Statement became effective.

The prospectus relates to the sale of up to a total of 68,872,357 shares of common stock of Elephant Talk Communications, Inc., a California corporation, that may be sold from time to time by the selling stockholders named in this prospectus and their successors and assigns.  The shares of common stock subject to this prospectus include: (i) 18,437,997 shares of common stock issued in the 2010 private placement offering, (ii) 2,885,000 shares of common stock issued in the 2010 bridge offering, (iii) 23,464,387 shares of common stock issuable in connection with 23,464,387 warrants issued in connection with the 2010 private placement (including (a) 11,666,686 warrants underlying the units issued to investors in the 2010 private placement, (b) 6,711,311 warrants underlying automatic conversions of certain notes and loans by QAT II Investments, SA (“QAT II”) and (c) 5,026,390 warrants issued in connection with the amendment to certain loans from QAT II), (iv) 5,770,000 shares of common stock underlying 5,770,000 warrants issued in the 2010 bridge offering (including 2,885,000 “A” warrants and 2,885,000 “B” warrants), (v) 11,543,020 shares of common stock underlying 11,543,020 warrants issued in connection with the 2009 private placement, (vi) 2,100,003 shares of common stock underlying 2,100,003 warrants issued to Dawson James for acting as selling agent in connection with the 2010 private placement offering, (vii) 465,300 shares of common stock underlying 465,300 warrants issued to Sandgrain Securities and Quercus Management Group NV (“QMG”) for acting as selling agent in connection with the 2010 bridge offering (including 232,650 “A” warrants and 232,650 “B” warrants), (viii) 1,693,455 shares of common stock underlying 1,693,455 warrants issued to Dawson James and QMG for acting as selling agents in connection with the 2009 convertible note offering and (ix) 2,513,195 shares of common stock underlying 2,513,195 warrants issued to QAT II in connection with certain loans made to the company. The securities offered for resale hereby were issued to the applicable selling stockholders in private placement or other exempt transactions completed prior to the filing of the registration statement of which this prospectus is a part.

The selling shareholders may sell all or a portion of the shares of common stock held by them and offered hereby from time to time directly or through one or more underwriters, broker-dealers or agents. If the shares of common stock are sold through underwriters or broker-dealers, the selling shareholders will be responsible for underwriting discounts or commissions or agent’s commissions. The shares of common stock may be sold in one or more transactions at fixed prices, at prevailing market prices at the time of the sale, at varying prices determined at the time of sale or at negotiated prices.

ITEM 7A.  QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by regulation S-K and as such, are not required to provide the information contained in this item pursuant to regulation S-K.

 ITEM 8.  FINANCIAL STATEMENTS

ELEPHANT TALK COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and 2009

Independent Auditors’ Report

Board of Directors
Elephant Talk Communication Inc

We have audited the accompanying consolidated balance sheets of Elephant Talk Communication Inc., as of December 31, 2009 and 2010 and the related consolidated statements of income and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Communication Inc., at December 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. As of December 31, 2010, the Company incurred a net loss of $92.5 million, used cash in operations of $14.1 million and had an accumulated deficit of $154.8 million. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

March 30, 2011

ELEPHANT TALK COMMUNICATIONS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2010 AND 2009

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,245,697	$1,457,900
Restricted cash	190,312	192,116
Accounts receivable, net of an allowance for doubtful accounts of $119,044 and $764,302 at December 31, 2010 and December 31, 2009 respectively	5,600,562	5,071,293
Prepaid expenses and other current assets	2,337,914	2,657,019
Total Current Assets	10,374,485	9,378,328

LONG TERM DEPOSITS	610,486	330,946

DEFERRED FINANCING COSTS	—	3,033,277

PROPERTY AND EQUIPMENT, NET	8,452,588	7,773,862

INTANGIBLE ASSETS, NET	16,253,587	3,910,363

GOODWILL	3,230,786	—

TOTAL ASSETS	$38,921,932	$24,426,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Overdraft	$356,738	$351,589
Accounts payable and customer deposits	4,703,875	6,475,074
Deferred revenue	—	132,205
Accrued expenses and other payables	3,843,938	2,738,998
Advances from related parties	—	13,287
Loans payable	877,357	880,536
Total Current Liabilities	9,781,908	10,591,689

LONG TERM LIABILITIES
Loan from related party	468,756	437,161
Warrant liabilities	—	16,626,126
Conversion feature	—	2,899,801
Total Long term Liabilities	468,756	19,963,088

Total Liabilities	10,250,664	30,554,777

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 250,000,000 shares authorized, 88,660,848 issued and outstanding as of December 31, 2010 compared to 53,695,984 shares issued and outstanding as of December 31, 2009	183,825,665	54,880,778
Accumulated other comprehensive income (loss)	(519,020)	1,136,897
Accumulated deficit	(154,818,436)	(62,335,076)
Elephant Talk Comunications, Inc. Stockholders' Equity	28,488,209	(6,317,401)

NON-CONTROLLING INTEREST	183,059	189,400
Total Stockholders' Equity	28,671,268	(6,128,001)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$38,921,932	$24,426,776

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

REVENUES	$37,168,351	$43,650,957

COST AND OPERATING EXPENSES
Cost of service	35,120,916	41,452,639
Selling, general and administrative expenses	9,620,322	7,958,933
Non cash compensation to officers, directors and employees	5,588,392	1,727,870
Depreciation and amortization of intangibles assets	5,312,469	3,051,461
Total cost and operating expenses	55,642,099	54,190,903

LOSS FROM OPERATIONS	(18,473,748)	(10,539,946)

OTHER INCOME (EXPENSE)
Interest income	239,713	160,535
Interest expense	(1,802,804)	(938,627)
Other expenses	—	(480,000)
Interest expense related to amortization of debt discount on promissory notes	(21,094,104)	(4,369,183)
Change in fair value of warrant liabilities	(48,107,969)	(538,382)
Amoritization of deferred financing costs	(3,238,602)	(591,710)
Total other income (expense)	(74,003,766)	(6,757,367)

LOSS BEFORE PROVISION FOR INCOME TAXES	(92,477,514)	(17,297,313)
Provision for income taxes	(800)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(92,478,314)	(17,298,113)
Net (loss) income attributable to noncontrolling interest	(5,046)	(1,771)
NET LOSS	(92,483,360)	(17,299,884)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(1,655,917)	190,063
	(1,655,917)	190,063

COMPREHENSIVE LOSS	$(94,139,277)	$(17,109,821)

Net loss per common share and equivalents - basic and diluted	$(1.31)	$(0.32)

Weighted average shares outstanding during the period - basic and diluted	70,670,776	53,553,354

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Description	Common Shares	Common Amount	Other comprehensive income (loss)	Accummulated Deficit	Total stockholders Equity (Deficit)
Balance - December 31, 2008	50,433,260	$52,933,208	$946,834	$(45,035,192)	$8,844,850
Shares issued, sold in 2008	476	500	—	—	500
Shares issued for sign-in fee	866,316	571,074	—	—	571,074
Shares issued for directors compensation	1,884,200	532,583	—	—	532,583
Shares issued to consultants	307,300	205,389	—	—	205,389
Shares returned by former CFO	(420,368)	(192,694)	—	—	(192,694)
Shares issued for management compensation	624,800	469,880	—	—	469,880
Placement fees	—	(100,000)	—	—	(100,000)
Amortization of Stock Options expense	—	460,838	—	—	460,838
Other comprehensive loss due to foreign exchange rate translation	—	—	190,063	—	190,063
Net Loss	—	—	—	(17,299,884)	(17,299,884)
Balance - December 31, 2009	53,695,984	$54,880,778	$1,136,897	$(62,335,076)	$(6,317,401)
Shares issued for acquisitions	7,682,869	16,008,172	—	—	16,008,172
Shares issued for financing	16,879,342	19,678,188	—	—	19,678,188
Shares issued for management compensation	1,395,168	2,441,544	—	—	2,441,544
Shares issued for note conversions	7,722,867	9,759,283	—	—	9,759,283
Shares issued for warrant exercises	1,087,809	2,237,897	—	—	2,237,897
Shares issued to consultants	195,876	293,371	—	—	293,371
Shares issued for employee stock option exercises	933	-	—	—	-
Shares issued for sign-in fee	—	(85,974)	—	—	(85,974)
Shares to be cancelled	—	(21,629)	—	—	(21,629)
Shares to be issued	—	3,461,865	—	—	3,461,865
Placement fees	—	(1,839,765)	—	—	(1,839,765)
Equity warrants	—	49,929,012	—	—	49,929,012
Amortization of Stock Options expense	—	2,639,236	—	—	2,639,236
Change in fair value of warrants	—	24,443,689	—	—	24,443,689
Other comprehensive loss due to foreign exchange rate translation	—	—	(1,655,917)	—	(1,655,917)
Net Loss	—	—	—	(92,483,360)	(92,483,360)
Balance - December 31, 2010	88,660,848	$183,825,664	$(519,020)	$(154,818,436)	$28,488,209

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,483,360)	$(17,299,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,312,469	3,051,461
Provision for doubtful accounts	(584,722)	220,156
Stock based compensation	5,080,783	1,561,378
Noncontrolling interest	5,046	1,771
Amortization of Shares issued for Consultancy	507,609	162,501
Change in fair value of warrant liabilities	48,167,991	538,382
Interest expense relating to debt discount and conversion feature	21,094,104	4,960,893
Amortization of deferred financing costs	3,238,602	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(238,523)	(628,082)
Decrease (Increase) in prepaid expenses, deposits and other assets	229,343	846,491
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(1,574,761)	602,179
Increase (decrease) in deferred revenue	(131,886)	(87,853)
Increase (decrease) in accrued expenses and other payables	(2,730,533)	740,769
Net cash used in operating activities	(14,107,838)	(5,329,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,246,057)	(3,869,149)
Restricted cash	42	(93)
Cash received from acquisition of subsidiary	58,253	—
Loan to third party	—	(1,736,756)
Net cash used in investing activities	(3,187,762)	(5,605,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	13,769	27,125
Deferred financing costs	(205,326)	(1,495,674)
Loan from related party QAT Bridge Loan	2,518,220	—
Loan from related party Bridge SPA	2,885,000	—
Proceeds from Private Placement Offering	14,000,000	—
Exercise of warrants	502,621	—
Placement fees	(1,814,766)	(100,000)
Proceeds from Convertible 12% secured note	—	5,568,000
Proceeds from Convertible 12% secured note - related parties	—	6,765,015
Loan from related party	—	34,736
Net cash provided by financing activities	17,899,518	10,799,201

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	183,879	(62,012)
NET DECREASE IN CASH AND CASH EQUIVALENTS	787,797	(198,646)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,457,900	1,656,546
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,245,697	$1,457,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,295,298	$21,965

	2010	2009
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued to convert the notes payable and accrued interest	$15,461,715	$532,583
Cash paid during the period for income taxes	$800	$800
Warrants and derivative liabilities for issuance of 12% Promissory Notes are considered as discount of the Promissory Notes	$—	$12,333,020
Warrants issued to placement agents for services, treated as deferred financing costs	$—	$2,129,313
Increase in Share Capital due to Aquisitions and Non-cash Compensation	$14,899,393	$—
Increase of Share Capital due to Exercsie of Warrants and Conversion of Notes	$9,457,044	$—
Warrants issued to placement agents for services, treated as deferred financing costs	2,565,300	—

 Note 1. Organization

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

Converged telecommunication services – full MVNE solutions

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

Note 2. Financial Condition and Going Concern

The Company has an accumulated deficit of $154,818,436 as of December 31, 2010.  Historically, the Company has relied on a combination of debt and equity financings to fund our ongoing cash requirements.  In 2010 we received a total of $19,905,841 in gross proceeds from the QAT 2010 convertible loan of $2,518,220, 2010 Bridge Share Purchase Agreement of $2,885,000, the 2010 Private Placement Offering of $14,000,000 and the exercised warrants for the amount of $502,621.

We believe that our cash balance at December 31, 2010, in combination with the additional funding received thereafter from warrants exercised in 2011 ($6,708,641), cash generated from operations, expected additional revenues, reduction of accounts payable as well as continued investment in capital expenditures will last us into the 3rd quarter 2011. Considering our share price development and upcoming achievements we expect warrants to purchase stock in our company continue to be exercised, which would provide sufficient funds until at least 4th quarter 2011.  In the event warrants are not exercised to the extent expected, the Company plans to seek alternative financing.

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

As of December 31, 2010, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for December 31, 2010 and December 31, 2009 include the accounts of Elephant Talk Communications Inc., including:

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

Acquisitions.

On March 17, 2010, the Company acquired all of the assets of privately held ValidSoft Ltd, an Irish company  (“ValidSoft”) for total consideration of $ 16,033,689, paid by the issuance of shares of  the Company’s common stock, as well as warrants to purchase shares of common stock. This consideration excludes the contingent consideration payable upon ValidSoft meeting certain performance targets. The opening balance sheet of ValidSoft has been recorded as of April 1 2010. The Consolidated Statement of Income ending December 31, 2010 includes the financial results of ValidSoft as of April 1 2010.

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). The accumulated other comprehensive income (loss) as of December 31, 2010 and December 31, 2009 was ($519,020) and $1,136,897, respectively. The foreign currency translation gain/(loss) for the years ended December 31, 2010 and 2009 was ($1,655,917) and $190,063, respectively.

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

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis.  As of December 31, 2010 and 2009, the allowance for doubtful accounts was $119,044 and $764,302, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”), (formerly, Staff Accounting Bulletin (“SAB104”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured.  The Company derives revenue from activities as a landline and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue).  The Company recognizes revenue from prepaid calling cards as the services are provided.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $0 and $132,205 as of December 31, 2010 and December 31, 2009, respectively.

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

Comprehensive Income/(Loss)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. For the 2010 and 2009 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

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

Recently Issued Accounting Pronouncements

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

ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, amends Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award.  Earlier application is permitted. We are currently evaluating the impact of this provision.

ASU 2010-09, Subsequent Events, amends FASB ASC 855-10 to clarify that whereas SEC filers and conduit debt obligors for publicly-traded conduit debt securities must evaluate subsequent events through the date that the financial statements are issued, SEC filers need not disclose the date through which subsequent events have been evaluated.  Non-SEC filers must evaluate subsequent events through the date the financial statements are available to be issued, and continue to be required to disclose that date.  The ASU also clarifies that reissuances for which a subsequent events evaluation is required are limited to “revised” financial statements (as defined in the ASU).  The amendments are effective upon issuance (February 2010), except as relating to conduit debt obligors, for which the effective date is interim or annual periods ending after June 15, 2010. We adopted the provision of ASU 2010-09 as required.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt this guidance on January 1, 2011 and apply it prospectively.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We will adopt this guidance on January 1, 2011 and apply it prospectively.

Note 4. Long-term Deposit

Long-term earnest deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities for the total amount of $610,486 as at December 31, 2010 compared with $330,946 as of December 31, 2009.  The deposits are refundable at the termination of the business relationship with the carriers.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets recorded at $2,337,914 as of December 31, 2010, compared with $2,657,019 as of December 31, 2009.  The 2010 amount consists primarily of prepaid Value Added Tax (“VAT”).

Note 6. Deferred Financing Costs

Deferred financing costs consist of commissions, warrants issued to placement agents, associated expenses and legal fees for the convertible 12% secured notes. At December 31, 2010 and 2009 deferred financing costs were $0 and $3,033,277 respectively, and are amortized over the term of the convertible 12% secured notes.

Note 7. Property & Equipment

The Company’s Property & Equipment also include   the capitalization of  its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform

•	CRM software

•	Mediation, Rating & Pricing engine

•	Operations and Business Support software

•	Network management tools

Property and equipment at December 31, 2010 and December 31, 2009 consist of:

	Average Estimated Useful Lives	December 31, 2010	December 31, 2009

Furniture and fixtures	5	215,905	219,469
Computer, communication and network equipment	3 - 10	9,724,189	8,071,138
Software	5	4,187,523	4,410,714
Automobiles	5	125,241	135,455
Construction in progress		1,984,674	1,009,969
		16,237,531	13,846,745

Less: accumulated depreciation		(7,784,944)	(6,072,833)

		$8,452,587	$7,773,862

Total depreciation expense for the year ended December 31, 2010 totaled $2,260,489 compared to $2,246,669 for the same period of 2009.

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

Intangible assets as of December 31, 2010 and 2009 consisted of the following:

	Average Estimated Useful Lives	December 31, 2010	December 31, 2009
Customer Contracts, Licenses , Interconnect & Technology	5 - 10	$11,615,700	$12,282,126
ValidSoft IP & Technology	1 - 10	15,639,154	—
		27,254,854	12,282,126

Less: Accumulated Amortization and impairment charges		(8,684,964)	(8,371,763)
Less: Accumulated Amortization ValidSoft IP & Technology		(2,316,303)	—
		$16,253,587	$3,910,363

Total amortization expense for the year ended December 31, 2010 totaled $ 3,051,980 compared to $804,792 for the same period of 2009.
Goodwill	December 31, 2010	December 31, 2009
Goodwill at acquisition (Note 9)	$3,433,833	—
End of period exchange rate translation	(203,047)	—
	$3,230,786	$0

Estimated future amortization expense related to our intangible assets is:

	2011	2012	2013	2014	2015	2016	2017 thereafter
Interconnect licenses and contracts	652,603	650,242	619,226	544,857	130,010	17,943	149,155
ValidSoft IP & Technology	2,145,933	2,145,933	2,145,933	2,145,933	2,002,675	1,954,923	806,660
	2,798,536	2,796,175	2,765,159	2,690,790	2,132,685	1,972,866	955,815

Intangible Assets Impairment charge

The Company assessed the carrying value of its intangible assets as of December 31, 2010.  As a result of this assessment, the Company determined that the value of certain specific intangible assets was not higher than the estimated recoverable value and therefore no impairment charge was recorded during 2009. In the evaluation of its Intangible Assets, the Company estimated the discounted future cash flows directly associated with the asset and compared these to the asset’s carrying amount.

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

Consideration paid	Total Consideration	Non- Contingent Consideration	Contingent Consideration
ANumber of shares	10,235,739	7,676,805	2,558,934
Fair value (share price at 17 March 2010)	$1,58	$12,129,352	-
Numer of warrants	3,829,487	2,872,114	957,373
Fair Value (black-scholes)		$3,904,336
Total Consideration Paid		$16,033,688

Following the valuation of ValidSoft, we allocated the above purchase price to the identifiable assets and liabilities of ValidSoft.

A summary of the assets acquired and liabilities assumed for ValidSoft are:

Estimated fair values:
Assets acquired	$16,677,323
Liabilities assumed	4,077,467

Net assets acquired	12,599,856
Consideration paid	16,033,688

Goodwill	$3,433,832

The operating results of ValidSoft have been consolidated with those of the Company starting April 1, 2010.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE YEARs ENDED DECEMBER 31, 2010 AND 2009

The following un-audited pro forma consolidated financial information for the years ended December 31, 2010 and 2009, as presented below, reflects the results of operations of the Company assuming that the acquisition had occurred on January 1, 2010  and January  1, 2009, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2010 and 2009 respectively, and may not be indicative of future operating results.

Pro forma consolidated	December 31,	December 31,
	2010	2009

Revenues	$37,224,930	$43,789,341
Operating loss	(19,698,600)	(17,367,988)
Net loss	(93,759,415)	(24,313,619)
Loss per share - basic and fully diluted	$(1.33)	$(0.40)

Note: The Company included the financial results of ValidSoft in its consolidated 2010 financial results from the date April 1, 2010 through December 31, 2010.

Further details on the acquisition of ValidSoft can be found in our Current Report on Form 8-K/A filed June 2, 2010.

Note 10. Overdraft

In 2004, Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of December 31, 2010, the overdraft balance, including accrued interest totaled, $278,637 compared to $250,022 as of December 31, 2009.  The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time.

The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.  As of December 31, 2010, Moba Consulting Partners B.V., a subsidiary of the Company, had an overdraft of $78,101 compared to $101,567 as of December 31, 2009 on one of the company’s bank accounts.

Note 11. Accrued Expenses

	December 31, 2010	December 31, 2009
Accrued Selling, General & Administrative expenses	$1,494,218	$589,630
Placement fees	-	-
Accrued cost of sales and network	380,236	307,172
Accrued taxes	791,128	855,370
Accrued interest payable	653,146	552,393
Other	525,210	434,432
Total accrued expenses	$3,843,938	$2,738,998

Note 12. Advances from Related Parties

As at December 31, 2010 and 2009 the Company had $0 and $13,287, respectively as payable to related parties.

Note 13. Loans Payable

Loans payable at December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010	December 31, 2009
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$319,182	$320,339
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	190,716	191,407
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	84,799	85,106
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	282,660	283,684
Total	$877,357	$880,536

Elephant Talk Ltd has executed a credit facility with a bank in Hong Kong since June 29, 2004, under which Elephant Talk Ltd has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $655,015 as of December 31, 2010. As a result of the default, the entire loan balance outstanding at December 31, 2009, totaling $877,357, is due and payable to the bank. Furthermore, Elephant Talk Ltd is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd has recorded $4,716 and $100,084 in interest expense and default interest expense, respectively, on loans payable as of December 31, 2010 and $5,408 and $111,361 in interest expense as of December 31, 2009. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

Note 14. Loan from related parties

The Company’s 51% owned subsidiary ET-UTS N.V. has received $468,756 in interest bearing (8% per annum) unsecured loans from United Telecommunication Services N.V., the 49% shareholder in the subsidiary. No maturity date has been fixed.

Note 15. Convertible Notes/Loans

12% Secured Convertible Promissory Note 2009

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

The above terms and conditions resulted in a determination of the conversion price of the note in case of voluntary conversion of $1.35 per share (being 85% of $1.59). On November 19, 2010 the share price exceeded the two hundred percent of the (200%) of the twenty (20) day average closing price of the Common Stock for the twenty (20) trading days prior to March 31, 2010. When on 19 November 2010 the share price reached the twenty (20) day average closing price of 200% at $3.18, the notes automatically converted into shares. The company notified the remaining note holders of this event and issues shares upon return by the noteholders of the original note and ‘Certification on Non-Affiliate Status’-form. As per December 31, 2010 the company has not issued 2,210,552 corresponding shares pending the abovementioned documents. As a result, these 2,210,552 shares are not included in the number of shares outstanding as per December 31, 2010.

2010 QAT II Loans

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

The loan agreements described above were amended on June 10, 2010.  Pursuant to the amendment, QAT II agreed to extend the existing maturity dates of the loans to May 1, 2011. The amendment also provides for the automatic conversion of the Notes if we raise at least $11 million in connection with the 2010 Private Placement Offering.  The unpaid principal of such loans will convert into units consisting of common stock and warrants at a price of $1.20 per unit.  Further, the units will be issued on the same terms and conditions as the units being offering in the 2010 Private Placement Offering.   Accrued but unpaid interest due on the QAT II loans will also convert into units.  As additional consideration for entering into the amendment, QAT II was issued warrants to purchase common stock at an amount equal to two (2x) the existing warrant coverage under the terms of such loan agreement.

On October 8, 2010 together with the fourth and final closing of the 2010 Private Placement Offering, in which the company successfully raised $14 million and therefore met the $11 million condition, the QAT II loans totaling € 2,005,304 ($2,793,188) automatically converted into 2,327,657 shares of our common shares.

Note 16. Warrant liabilities

Investor and placement agent warrants – 12% secured convertible note 2009

We issued the Warrants in connection with the 2009 private placement. The Warrants include conversion provisions that require us to record them at fair value as a liability in accordance with ASC 815 (formerly EITF 00-19), with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The fair value of the Warrants issued to investors and placement agents in connection with the 2009 private placement was $16,569,721 upon issuance.

During 2010 a number of the Warrants relating to the 2009 private placement were exercised. The total outstanding number of Warrants, including the warrants issued to the selling agents, has decreased by 1,608,872. Including the warrants issued to the selling agent in connection with the 2009 private placement, the total outstanding Warrants as of December 31, 2010 is 12,504,399. The number of outstanding shares of common stock increased by 879,006 as a result of the above exercises. The number of shares did not increase by the same number as the exercised warrants since the warrant agreement includes a cashless exercise option. Pursuant to the voluntary exercises of the notes we reclassified the fair value of the warrant liability of  $3,905,572 into equity.

As a result of the automatic conversion of the 12% Secured Convertible Promissory notes (also see note 14) we reclassified the fair value of the Warrants Liability into Equity. We calculated fair value as per November 19, 2010 at an aggregate amount of $13,033,503.

At October 8, 2010 the outstanding notes held by QAT which were automatically converted into shares according to the terms and conditions of the 2010 Private Placement (PIPE) also resulted in the reclassification of the Warrant Liability into Equity. The calculated fair value as per October 8, 2010 was determined to be  $14,145,482.

The various voluntary and finally the automatic conversion of the 12% Secured Convertible Promissory notes resulted in the accelerated amortization of the ‘Agent Warrants’ which had been accounted for as Debt Discount. The warrants issued to placement agents were capitalized as deferred financing costs (see note 6) and were valued using the Black-Scholes model and the inputs in accordance with ASC 505. During 2010 a total amount of $1,943,034 has been accounted for as accelerated amortization on debt discount through our profit and loss account for this Liability.

As per December 31, 2010 all warrants have been reclassified into equity or have been subject to accelerated amortization and will not be subject to further fair value calculations.

Warrants issued in connection with the 14% 2010 QAT II Loans

In connection with the above-referenced 14% 2010 QAT II loans, we also issued to QAT II warrants to purchase common stock in an amount equal to one warrant per each United States dollar lent hereunder to the Company (using the Euro-United States dollar conversion rate published by the Wall Street Journal at the close of business of the loan date). Such warrants have a term of three years and an exercise price equal to the OTCBB closing price of our common stock on the loan date.

		Number of
Issue of Warrants relating to:	Exercise price	Issued Warrants
Loan granted February 2, 2010	$1.50	488,775
Loan granted February 24, 2010	$1.45	1,150,390
Loan granted March 22, 2010	$1.61	203,280
Loan granted March 30, 2010	$1.73	670,750
		2,513,195

The warrants include conversion provisions that require us to record them at fair value as a liability in accordance with ASC 815 (formerly EITF 00-19), with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The initial fair value was determined at an aggregate amount of $2,401,571 at the various grant-dates. As per October 8, 2010, the date of the final closing of the Private Placement (PIPE) the fair value of the warrants issued to QAT II were re-valued at $5,537,547 and reclassified in our accounts as Equity (Warrant Equity) due to the automatic conversion of the 14% 2010 QAT II Loans.

Warrants issued in connection with the amendment letter of the 14% 2010 QAT II Loans

The loan agreements described above were amended on June 10, 2010.  Pursuant to the amendment, QAT II agreed to extend the existing maturity dates of the loans to May 1, 2011. As additional consideration for entering into the amendment, QAT II was issued warrants to purchase common stock at an amount  of 5,026,390 warrants equal to two (2x) the existing warrant coverage under the terms of such loan agreement. The fair value of these warrants calculated at June 30, 2010 for a value of $5,718,467 had been accounted for as “Interest expense related to amortization of debt discount on promissory notes” in the profit and loss account. An additional amendment was made to the above the amendment provided for the automatic conversion of the Notes if we raised at least $11 million in connection with the 2010 Private Placement Offering.  The unpaid principal of such loans would convert into units consisting of common stock and warrants at a price of $1.20 per unit.  Further, the units will be issued on the same terms and conditions as the units being offering in the 2010 Private Placement Offering.   Accrued but unpaid interest due on the QAT II loans will also convert into units. Pursuant to the automatic conversion of the 14% 2010 QAT II Loans the fair value of the loan amendment warrants issued to QAT II were re-valued at $11,075,095 as per October 8, 2010, the date of the final closing of the Private Placement (PIPE) and this value had been reclassified from Warrant Liability into Equity (Warrant Equity).

Note 17. Conversion feature

12% Secured Convertible Promissory Note

A conversion feature (promissory note-holders will receive a discount of 15% when converting the principal into shares instead of cash repayment) was recognized at fair value on the respective issuance dates of the Notes as a discount and will be amortized using the effective interest rate method from issuance to the maturity date of the respective Notes. The fair value of the aggregate conversion feature was $2,899,801 as of December 31, 2009. The conversion feature has been marked to market each reporting date with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. Following these changes in fair value, voluntary conversions and the automatic conversion on 19 November 2010, the then existing liability of $19,555,610 was reclassified into equity.

14% 2010 QAT II Loans

The loans provided by QAT II during the first quarter of 2010 (the ‘2010 QAT II Loans’) included the right to convert the loans including accrued interest into the same type of equity or debt securities issued by the company under the placement of at least $5,000,000 and pursuant to the same placement terms and conditions offered to such other person or company. The Private Placement (‘PIPE’) met the conditions of such right of conversion and the outstanding principal and accrued interest was converted at the fourth and final closing of the ‘PIPE’. The calculated conversion feature at fair value as per October 8, 2010 amounted to $4,888,079 and was reclassified into equity.

Note 18. Shareholders’ equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 88,660,848 shares of common shares issued and outstanding as of December 31, 2010, an increase of 34,964,864 shares since December 31, 2009, largely due to the shares issued in connection with the ValidSoft acquisition (7,676,805), the Bridge Financing (2,885,000), shares issued in relation with the 2010 Private Placement Offering (11,666,685), shares issued as consideration for management and board compensation (1,395,168), warrant exercises (1,087,809), conversion of QAT II loans (2,327,657) and conversion of 12% secured convertible promissory notes (7,722,867).

The following table summarizes the shares issued for the year ended December 31, 2010:

Number of shares
Computation of Full Dilution - December 31, 2010	issued

December 31, 2009 Total number of shares issued	53,695,984

Shares issued to consultants	195,876
Shares issued for management compensation	1,395,168
Shares issued for warrant exercises	1,087,809
Shares issued for acquisitions	7,682,869
Shares issued for financing	16,879,342
Shares issued for note conversions	7,722,867
Shares issued for employee stock option exercises	933

December 31, 2010 Total number of shares issued	88,660,848

Reconciliation with stock transfer agent records:

The number of 88,660,848 excludes the 245,900 unreturned and the 2,558,934 escrowed contingent shares (see below). The shares issued and outstanding as per December 31, 2010 according to the stock transfer agent’s records are 91,465,684, include 2,558,934 contingent shares for the ValidSoft acquisition and include 245,900 shares which were cancelled by the Company prior to 2006. However, the 245,900 shares were not returned to the stock transfer agent and never cancelled on the Company’s records. These shares have been blocked for trading by the Stock Transfer Agent. Finally, there is a rounding difference of two shares between the Company’s shares issued and the stock transfer agent’s records.

2010 Bridge Security Purchase Agreement

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

2010 Private Placement Offering
On October 8, 2010, we consummated the fourth and final closing of the 2010 Private Placement Offering to accredited investors. In a total of four closings we sold in 2010 units having an aggregate value of $14,000,000 at a price of $1.20 per unit and we delivered 11,666,667 shares of common stock and warrants to purchase up to 11,666,667 shares of common stock at $1.50 per share for a five year period.
The units, consisting of common stock and warrants, were offered and sold and/or converted pursuant to an exemption from registration under Section 4(2) of the Securities Act. The Company is obligated to register the common stock underlying the units and warrants on a registration statement to be filed after the final closing of the 2010 Private Placement Offering. The Registration Statement was subsequently filed and declared effective December 21, 2010.

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

During 2009 or 2010 the Company did not issue any shares of Preferred Stock.

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

Note 20. Non-Qualified Stock and Option Compensation Plan and Long Term Incentive Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of December 31, 2010, 307,742 stock options outstanding. There are remaining 600,000 shares and 92,258 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of December 31, 2010:

	Number of shares	Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2009	344,342	$2.25	$453,917
Granted in 2010	—	—	—
Exercised	9,410	—	14,158
Cancelled/Forfeited/Returned to reserve	27,190	2.25	41,151
Outstanding as of December 31, 2010	307,742	$2.25	$398,608

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options will generally vest on December 31, 2009, or if there is a change of control in the Company.

The options will expire on December 31, 2011 or later depending on granting date.

The ‘cancelled/forfeited/returned to reserve’ options during 2010 of 27,190 consisted of 22,206 options  granted in 2007  and 4,984 in 2008.

Following is a summary of the status of options outstanding at December 31, 2010:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	307,742	1.25 years	$2.25	232,742	$2.25

At December 31, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was approximately $13,109.

2008 Long-Term Incentive Plan

The 2008 plan was adopted on January 15, 2008, and approved by our shareholders on the same date at our annual meeting. This incentive plan authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008. As of December 31, 2010, a total of 4,083,100 stock options, 325,000 restricted common stock and 507,300 shares of common stock had been granted under this plan. Options granted generally begin vesting over a three-year period after grant date although options have been granted with a shorter period than three years. Options granted in the beginning expire two years from the date of vesting but the latest in 2010 issued options remain exercisable for nine years from the date of vesting. It is expected that future options will be awarded with the nine-year exercise period after first vesting.

Common stock purchase options and warrants consisted of the following as of December 31, 2010:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2009	976,000	$0.89	$758,900
Granted in 2010	3,271,000	$1.49	$4,460,521
Exercised	—	—	—
Cancelled/Forfeited/Returned unused	163,900	$1.48	$217,183
Outstanding as of December 31, 2010	4,083,100	$1.35	$5,002,238

The options granted in 2010 were granted with an average exercise price of $1.492. The initial fair market value of the options granted using the Black-Sholes options model for these options has been valued at $4,460,521 at their initial grant-date.

Following is a summary of the status of options outstanding at December 31, 2010:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60-2.50	4,083,100	7.87 years	$1.35	325,000	$1.09

The weighted average assumptions used so far for the options granted in 2010 using the Black-Scholes options model are: volatility of 137%, term of 9.95 years and a Risk Free Interest Rate assumption of 3.677%. The expected dividend yield is zero.

At December 31, 2010 the unexpensed  portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $2,070,414. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations,  forfeitures and returns.

Stock-Based Compensation Expense

Under the provisions of ASC 718, the Company recorded for the year ended December 31, 2010, $5,588,392 in stock-based compensation expense for management shares, Non-Qualified Stock and Option Compensation Plan and shares issued for consultancy and employee compensation. For the comparable period in 2009 the expensing was $1,727,870. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123(R).

Note 21.  Income taxes

Income tax expense (benefit) for the year ended December 31, 2010 and 2009 is summarized as follows:

	December 31, 2010	December 31, 2009
Current:
Federal	$(7,894,958)	$(5,881,961)
State	(1,393,228)	(1,037,993)
Deferred Taxes	9,288,986	6,920,754

Income tax expense	$800	$800

The following is a reconciliation of the provision for income taxes at the United States federal statutory rate to the foreign income tax rate at December 31, 2010:

	2010	2009
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)%	(6)%
Foreign income tax rate difference	12,8%	8,1%
Change in valuation allowance	27,2%	31,9%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2010 are as follows:

Deferred tax assets:	2010	2009
Deferred Tax Asset	$34,223,016	$24,934,030
Total gross deferred tax assets	34,223,016	24,934,030
Less: Valuation allowance	(34,223,016)	(24,934,030)
Net deferred tax assets	$—	$—

At December 31, 2010, the Company had accumulated deficit carry forwards of approximately $ 85,555,541. The net change in the valuation allowance during the twelve months period ended December 31, 2010 was $ 9,288,986.

At December 31, 2009, the Company had accumulated deficit carry forwards of approximately $ 62,335,076.
The net change in the valuation allowance during the twelve months period ended December 31, 2009 was $6,920,274.

A valuation allowance of $ 34,223,016 and $ 24,934,030 at December 31, 2010 and 2009, respectively, has been recorded against deferred tax assets as the Company was unable to conclude that it is more likely than not that such deferred tax assets will be realized.

As of December 31, 2010, we had net federal operating loss carry forwards and state operating loss carry forwards of approximately $ 35,6 million. The net federal operating loss carry forwards begin to expire in 2018 and the net state operating loss carry forwards begin to expire in 2012. The net operating loss carry forwards for foreign countries amounts to approximately $ 48.9 million. In all foreign countries various periods of expiration dates are applicable.

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

Note 22.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of December 31, 2010 and December 31, 2009 were as follows

		Noncontrolling interest Balance at
Subsidiary	Noncontrolling Interest %	December 31, 2010	December 31, 2009

ETC PRS UK	49%	$9,723	$10,516
ETC PRS Netherlands	49%	129,870	140,462
ET ME&A Holding WLL	49%	—	—
ET Bahrain WLL	1%	6,385	3,180
ET ME&A FZ LLC	49.46%	37,081	35,242
ET UTS Curacao	49%	—	—

Total		$183,059	$189,400

Note 23.  Commitments

Commitments of the Company relating to leases, co-location and office rents, regulatory and interconnection fees are as follows:

Years ending December 31,
2010	3,479,844
2011	2,706,890
2012	2,342,679
2013	580,597
2014	580,597
Total	$9,690,607

As of December 31, 2010 the commitments of the Company relating to purchase orders are valued at cost of $ 681,876.

Note 24.  Litigation

(a) Manu Ohri Litigation

In March 2009 Manu Ohri (“Ohri”), the Company’s former chief financial officer from 2002 to 2006, commenced a lawsuit against the Company in the California Orange County Superior Court called Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609.  Ohri alleges that the Company breached a 2006 written employment contract, a 2007 oral consulting contract, and otherwise owes him the reasonable value of consulting services rendered.  Ohri seeks damages of $446,359 under the alleged employment contract, $56,951 under the alleged oral consulting agreement, stock options that he valued at $96,960 under the alleged oral consulting agreement, $14,316 for medical and dental insurance premiums, $4,226.40 for life and long term disability insurance premiums, pre-judgment interest, and costs of the litigation. The Company denies Ohri's allegations and asserts several affirmative defenses.

The Company commenced a cross-complaint against Ohri to, among other things, invalidate his alleged 2006 employment contract and stock bonus, and to recover the stock bonus or its fair market value.

A trial is set to start on June 24, 2011.

(b) Bruce Barren Litigation

In December 2009 Bruce Barren (“Barren”), a former director of the Company between January 2008 and May 2009, commenced a lawsuit in the California Los Angeles County Superior Court called Bruce Barren v. Elephant Talk Communications, Inc., Case No. BC429032.  Barren alleged that the Company breached a restricted stock agreement, the implied covenant of good faith and fair dealing, an oral employment agreement, and otherwise owes him the reasonable value of consulting services rendered.  The Company denied Barren’s allegations and asserted several affirmative defenses.  The Company contended that Barren’s claims are without merit, and that a September 2009 settlement agreement and general release between Barren and the Company barred all of his claims as a matter of law.

In December 2010 the Court granted the Company’s motion for summary judgment and dismissed Barren’s entire case with prejudice.  The Court awarded $2,714 in costs to the Company.

(c) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (the “Bank”), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company.  Various former officers and directors of ETL personally guaranteed the loans and overdraft account. The Bank alleges that ETL is in default on the loans and overdraft account, and that approximately $1,536,792.28 plus continuing interest is due.  The Bank alleges that the Company is directly liable to repay the loans and overdraft account as a successor in interest to ETL.  The Bank is suing the Company for breach of contract and common counts.  The Company denies the Bank’s allegations and asserts several affirmative defenses.  The Company contends that that it has no direct, successor liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors. A trial is set to start on May 23, 2011.

(d) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

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

Note 25. Segment information

Year ended December 31, 2010

	EUROPE
						Far East
	Netherlands	Spain	Switzerland	Others	Total	Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$27,623,380	1,752,470	6,653,139	461,742	$36,490,732	$-	$622,813	$54,806	$37,168,351

Operating income (loss)	$(3,105,391)	$(208,965)	$(2,946,337)	$(3,675,903)	$(9,936,596)	$(840,314)	$(83,588)	$(7,613,249)	$(18,473,748)

Net income (loss):	$(3,154,172)	$(208,951)	$(2,935,071)	$(3,659,588)	$(9,957,781)	$(1,778,949)	$(83,588)	$(80,663,042)	$(92,483,360)

Identifiable assets	$6,469,979	$1,202,064	$11,012,075	$18,379,628	$37,063,745	$223,329	552,100	1,082,758	$38,921,932

Depreciation and amortization	$(114,114)	$(212,517)	$(2,097,331)	$(2,325,546)	$(4,749,509)	$(55,996)	$(26,934)	$(480,030)	$(5,312,469)

Capital expenditure	$-	$3,374	$2,861,906	$366,864	$3,232,144	$-	$-	$19,857	$3,252,002

Year ended December 31, 2009

	EUROPE
						Far East
	Netherlands	Spain	Switzerland	Others	Total	Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$33,610,555	$2,277,766	$6,117,537	$431,548	$42,437,406	$753	$1,207,298	$-	$43,645,457

Operating income (loss)	$(2,242,451)	$306,505	$(3,111,328)	$(753,604)	$(5,800,877)	$(254,678)	$(97,699)	$(4,386,693)	$(10,539,946)

Net income (loss):	$(2,216,043)	$306,499	$(3,110,907)	$(752,157)	$(5,772,607)	$(1,204,025)	$(98,887)	$(10,224,365)	$(17,299,884)

Identifiable assets	$5,156,354	$1,459,767	$11,066,207	$559,357	$18,241,686	$602,574	$518,745	$5,063,772	$24,426,776

Depreciation and amortization	$(110,968)	$(211,707)	$(1,892,639)	$(97,106)	$(2,312,420)	$(51,397)	$(41,507)	$(646,137)	$(3,051,461)

Capital expenditure	$103,893	$30,105	$3,082,942	$-	$3,214,940	$438,989	$-	$215,220	$3,869,149

Note 26 . Concentrations

Customers in excess of 10% of total revenues were as follows:

For the year ended December 31, 2010, the Company had a customer in the Netherlands, which accounted for Premium Rates Services revenue of $22,439,478 or (64% of the total revenue). For the same periods in 2009, this same customer accounted for $21,905,840 or (50% of total revenue).

Note 27. Loans and Convertible Notes (Private Placement 2009)

Automatic Conversion of 2009 12% Convertible Promissory Notes

On November 19, 2010, the twenty day average closing price of the common stock of Elephant Talk Communications, Inc. (the “Company”) exceeded $3.18.  As a result and pursuant to their terms, all outstanding 12% convertible promissory notes (the “Notes”) issued in connection with the Company’s 2009 private placement offering of units consisting of Notes and warrants to purchase shares of the Company’s common stock, no par value (the “Units”), plus all interest due the holder of the Note, automatically converted into common stock at the previously established conversion price of one (1) share of common stock per each $1.35 in principal plus interest due.  The Units are more fully described in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 6, 2009, August 24, 2009, September 10, 2009, October 5, 2009 and November 10, 2009 and in the Company’s quarterly filings on Form 10-Q and annual report for the year ended December 31, 2009 filed with the Commission on March 31, 2010.

As of November 20, 2010, the Notes only represented the right to receive such issuable shares of common stock.  Further, upon the automatic conversion of the Notes and pursuant to the terms of the Notes, the amounts due thereunder were deemed fully paid and satisfied and there will be no further Notes outstanding.  In connection with the automatic conversion of the Notes, the Company expects to issue approximately 3,644,775 shares of common stock.  In aggregate, including shares previously issued upon conversion of a portion of the Notes, the Company will have issued 9,933,419 shares in connection with the conversion of all of the Notes.

2010 QAT II Loan agreements

See Note 28.

Note 28.  Related Party Transactions

12% Secured convertible note 2009

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

On October 8, 2010 together with the fourth and final closing of the 2010 Private Placement Offering, in which the company successfully raised $14 million and therefore met the $11 million condition, the notes totaling $5.3 million automatically converted into 4,443,654 shares of our common shares.

QAT II Loan agreements2010

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

On March 22, 2010, we entered into a loan agreement with QAT II. Pursuant to this loan agreement, QAT II Investments agreed to lend us the sum of €150,000 ($203,280 based on the March 22, 2010 exchange rate published in the Wall Street Journal). The proceeds of the loan agreement were made available to the Company on March 22, 2010.

23 On March 30, 2010, we entered into a loan agreement with QAT II. Pursuant to the loan agreement, QAT II Investments agreed to lend us the sum of €500,000 ($670,750 based on March 30, 2010 exchange rate published in the Wall Street Journal). The proceeds of the loan agreement were made available to the Company on March 31, 2010.

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

On October 8, 2010 together with the fourth and final closing of the 2010 Private Placement Offering, in which the company successfully raised $14 million and therefore met the $11 million condition, the loans totaling $2.8 million automatically converted into 2,327,657 shares of our common shares.

Compensation to QMG

During 2010 Quercus Management Group (‘QMG’) an entity affiliated with certain officers and directors of the Company received for their involvement in the loans raised from QAT II a fee equal to 8% of the granted loan amounts. The fee was paid in cash and amounted to €148,000 ($205,326). QMG also received a compensation for their placement agent activities relating the Bridge Securities Placement Agreement (‘Bridge SPA’) of $167,400 in cash representing an agreed fee of 9% of the proceed of the sale of common stock of the company. Together with the cash compensation ‘QMG’ was also entitled to 9% of the number of common stock sold for a total number of 167,400 warrants on shares of our common stock. QMG did not receive any additional compensation at the effect of the automatic conversions of the ‘QAT II Loans’ or at the automatic conversions of the 12% Secured Convertible Promissory notes. Neither do they and will they receive compensation when any of the investors they have acquired, decides to exercise its warrants.

During 2010 Quercus Management Group (‘QMG’) an entity affiliated with certain officers and directors of the Company received for providing throughout the full year office space, back office support and car travel expenses invoices for the total amount of € 21,000 ($27,819).

Note 29. Subsequent Events

The Company’s management evaluated subsequent events through March 30, 2011, the date the financial statements were issued and filed with the Securities and Exchange Commission.

Following the Registration Statement 2010, conversions of the Convertible Notes 2009 and exercise of cash and cashless warrants we have issued between January 1, 2011 and 24 March 2011 a total of 7,026,403 shares of common stock of which:
-	5,013,815 shares were issued upon cash exercise warrants with gross proceeds of $ 6,708,641 in 2011
-	2,012,588 shares were issued upon cashless exercise of warrants
-	196,429 shares were issued upon cash exercise of warrants with gross proceeds of $ 220,001 that were already received by the company in 2010.

Further details in “Recent Sales of Unregistered Securities” above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2010, such disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2010. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on an initial assessment as of December 31, 2010 as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, Our management determined that a material weakness within its internal control over financial reporting exists.

Based on this assessment, management determined that our internal control was ineffective as of December 31, 2010 due to the material weakness noted below.

Our management has identified thes lack of personnel and technological resources as a material weakness in our internal control over financial reporting. While management believes the financial reports included in this Annual Report fairly represent our financial condition, no guarantee can be given that the financial reports accurately represent our financial condition.

Changes in Internal Control over Financial Reporting

In order to remediate the material weakness described above we have started a Sarbanes-Oxley (“SOX”) program strengthening internal controls over financial reporting in 2008. Key risks and key controls have been identified and assessed and many improvements were implemented, but remediation of all material weaknesses was not complete at year end. We aim to complete the remediation in 2011.

Auditor attestation on Internal Control over Financial Reporting

This Report does not include an attestation report of our registered public accounting firm regarding  internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to  rules of the SEC in this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers and their ages as of March 31, 2010 are as follows:

			Director
Name	Age	Position	Since
Steven van der Velden	54	Chairman of the Board President, Chief Executive Officer and Director	2006
Martin Zuurbier	51	Operations, Chief Technical Officer and Director	2007
Yves R. Van Sante	50	Director	2006
Johan Dejager	51	Director	2006
Roderick de Greef (1)(2)(3)	50	Director	2008

Phil Hickman (1) (2) (3)	60	Director	2010
Mark Nije	48	Chief Financial Officer	n/a
Willem van der Brink	53	Chief Commercial Officer	n/a
Pat Carroll	52	Chief Executive Officer – ValidSoft subsidiary	n/a
Alex Vermeulen	56	General Counsel	n/a

(1)	Member of Audit and Finance Committee.

(2)	Member of Nominating and Corporate Governance Committee.

(3)	Member of Compensation Committee

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

Martin Zuurbier has been  responsible for Operations and Chief Technical Officer and a director since January 1, 2007. From January 2005 until January 1, 2007, Mr. Zuurbier had been the Chief Operating Officer and Chief Technology Officer of Benoit Telecom Holding AG, a telecom service provider in Europe that was acquired by us on January 1, 2007. From December 1999 to December 2004, Mr. Zuurbier served as director and was the founder of Vocalis Telecom Group located in The Netherlands and Switzerland. Mr. Zuurbier was responsible for building, maintaining and operating a telecommunications network spanning eight countries in Europe, including all back-office, billing and Client Provisioning  Management systems. From January 1995 to June 1999, Mr. Zuurbier was directly involved in the telecommunications industry and was involved in the development of new switching technology in collaboration with hardware manufacturer Dialogic, implementation of the Amsterdam Carrier Ring in 1999 with COLT Telecom BV as the launch customer, and negotiating increased capacity on behalf of various international telecommunications companies. Prior to 1995, Mr. Zuurbier was involved in the production of television commercials for the European market.

Yves R. van Sante has been a director since October 24, 2006.  Mr. van Sante founded QAT Investments S.A. in 2002, where he currently serves as the Chief Executive Officer. Concurrently, Mr. van Sante has held various Management and Board functions in companies supported by Quercus Aimer Trust Investments (“QAT”), the majority shareholder of our company, such as being a member of the Business Club ‘De Warande’ in Belgium since 1998. In 2000, Mr. van Sante became the Managing Director of E-port NV in Ostend, Belgium, a call centre owned by the Port of Ostend. When E-port was sold after six months to the Dutch call-centre Call-IT, Mr. van Sante was asked to become Advisor to the Management Board of Call-IT. In 1999, Mr. van Sante became Vice-President Business Services with GTS, a Pan European Telecom operator. In this position, Mr. van Sante consolidated acquisitions and turned a voice Telco operator around into an IP operator. In 1994, Mr. van Sante co-founded and became partner of InTouch Telecom, a privately owned Belgium Telco company. As its Managing Director, Mr. van Sante was responsible for Business Development, Sales and Marketing. From 1987 until 1993, Mr. van Sante served as Sales and Marketing Manager for Central Europe at 3C Communications (currently named Tele-2) in Luxemburg, where he launched Credit Card Telephony across Europe. Prior to this position, Mr. van Sante became a Business Unit Manager of Public Telephony at Belgacom, a former Belgian owned telecom operator, where he managed a department of over 650 employees. Mr. van Sante started his career as an Advisor at United Brokers in 1982. Mr. Van Sante studied Marketing, Communication and Commercial Management at the High School for Business Economics and Commercial Management in Ghent, Belgium in 1980.

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

Phil Hickman was appointed as director on 29 March 2010. Mr. Hickman manages his own consultancy and advisory business in the fields of corporate strategy and organization, offshore banking, business process outsourcing (BPO), payment & cash management solutions, internet and telephony security, sales and marketing. Mr. Hickman is Chairman of ValidSoft, a member of the Elephant Talk Communications Group, and he is also a Director of Alfa Bank Holdings, the largest privately-owned bank in Russia and part of the Alfa Group.  He also acts as an advisor with the Bank in Russia, Ukraine, Belarus and Kazakhstan. Mr Hickman is also Chairman of Earthport plc, a publicly quoted company in the UK engaged in the Payments industry.  Mr. Hickman spent 32 years in HSBC Bank plc and has been responsible for developing and implementing many areas of change and innovation both in the UK and around the world. Before leaving HSBC, Mr. Hickman was Head of Strategy & Planning HSBC Commercial Bank.

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

Patrick Carroll is Founder and CEO of ValidSoft Limited, the company that was acquired in 2010 by Elephant Talk Communications. ValidSoft is a software engineering company that develops advanced security software solutions to help global institutions counter the most sophisticated Card and electronic fraud consistent with leading independent research thinking.  Prior to founding ValidSoft, Mr. Carroll was employed as Head of Electronic Trading Technology in Europe for Goldman Sachs International where responsibilities included technical strategy related to Electronic Trading, Client Connectivity and Straight Through Processing (STP).   Mr. Carroll has extensive Financial Services & technical experience (over 25 years) and has previously worked in a senior capacity with J.P Morgan, Credit Suisse Financial Products and Bankers Trust Company.

Willem van den Brink started working for Elephant Talk October 1, 2010 as our Chief Commercial Officer. Prior to joining Elephant Talk, Mr. Van den Brink served as Vice President New Business Development for KPN Mobile International, which operates in Germany, Belgium, France and Spain. Throughout his tenure, he generated new business developments via partnerships with non-telecommunications companies and created bottom-line value for KPN. Mr. Van den Brink also organized multi-country partnerships that accelerated revenue and margin growth. Prior to his role as Vice President New Business Development for KPN Mobile International, Mr. Van den Brink held a variety of senior management positions with KPN Netherlands, the leading telecom and ICT service provider in the Netherlands. Within his responsibilities he contributed to reorganizing businesses resulting in direct increase of the bottom-line and top-line results. He has extensive experience in restructuring sales from commodity sales to value-added consultative selling sales, focusing on ICT outsourcing, to aggressively grow the business.  Mr. Van den Brink holds a Masters degree in Experimental Physics from Catholic University Nijmegen and a Ph.D. from the University of Utrecht.

Alexander Vermeulen has been General Counsel of the company since 2007. Mr. Vermeulen worked for twenty years as manager with ING, one of Europe’s leading financial groups. He served amongst others as General Manager for the Caribbean area and General Manager Postbank Insurances, a leading direct writer in the Dutch market. In Italy he was responsible for all the life insurance activities of ING and was director of various ING entities, amongst which the funds investment company. In 2003 Mr. Vermeulen started his own consultancy company in Italy, initially with advisory services in the life insurance market and broadening later on to other sectors. In 2006 Mr. Vermeulen started working for Elephant Talk as consultant. In 2007 he joined Elephant Talk full time as General Counsel. Mr. Vermeulen holds a Masters degree in Law from Leiden University, the Netherlands.

There are no arrangement between our directors and any other person pursuant to which our directors were nominated or elected for their positions other than the following:

We have agreed with Rising Water Capital, A.G., a large shareholder, and an entity in which QAT holds a 51% ownership interest, to use our best efforts to retain our current management, including Mr. van der Velden, pursuant to a settlement agreement dated May 13, 2008.

Officer and Director Qualifications

We have not formally established any specific, minimum qualifications that must be met by each of our officers or directors or specific qualities or skills that are necessary for one or more of our officers or members of the board of directors to possess. However, we generally evaluate the following qualities: educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our shareholders.

Our officers and board of directors are composed of a diverse group of leaders.  In their prior positions they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Most of our officers and directors also have experience serving on boards of directors and board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating a business transaction.

Steven van der Velden

Mr. van der Velden is well qualified to serve on our board because of his 30 years of experience in management of which 20 years in telecommunications. In addition, Mr. Van der Velden was selected because he is our Chief Executive Officer.

Martin Zuurbier

Mr. Zuurbier is well qualified to serve on our board because of his experience in telecommunication markets and technologies and because he is our Chief Technology Officer.

Yves van Sante

Mr. Van Sante is well qualified to serve on our board because of his experience in private equity and as representative of our larger shareholder QAT Investments.

Johan Dejager

Mr. Dejager is well qualified to serve on our board because of his experience in private equity and as representative of our larger shareholder QAT Investments.

Roderick de Greef

Mr. de Greef is well qualified to serve on our board because of his experience with public companies and because he is independent.

Phil Hickman

Mr. Hickman is well qualified to serve on our board because of his experience in banking and because he is independent.

Committee Membership, Meetings and Attendance

During the fiscal year ended December 31, 2010, there were:

•	5 meetings of the Board of Directors;

•	4 meetings of the Audit Committee;

•	4 meetings of the Compensation Committee; and

•	1 meeting of the Nominating Committee.

Each director attended or participated in at least 3/4 of the meetings of the Board of Directors and his respective committees held during our fiscal year ended December 31, 2010 and during his term of service.

Board Committees

Our board of directors has established three standing committees: Audit and Finance, Nominating and Corporate Governance, and Compensation. Each Committee operates under a charter that has been approved by our board of directors.

Audit and Finance Committee

We have a separately designated standing Audit & Finance Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Audit Committee is currently composed of Roderick de Greef( Chairman) and Phil Hickman. Mr. de Greef was appointed on January 15, 2008 and Mr. Phil Hickman on April 1, 2010; and are involved in discussions with management and our independent registered public accounting firm with respect to financial reporting and our internal accounting controls. Mr. de Greef and Mr. Hickman are considered independent as defined in the listing standards applicable to the Company. The board of directors has determined that Mr. de Greef is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee has the sole authority and responsibility to select, evaluate and replace our independent registered public accounting firm or nominate the independent auditors for shareholder approval. The Audit Committee must pre-approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee consults with management but does not delegate these responsibilities. See “Audit Committee Report.”

The Audit Committee reviewed and discussed our audited financial statements as of and for the year ended December 31, 2010 with the Board of Directors.

The Board of Directors reviewed and discussed with representatives of BDO USA, LLP, our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No.61 (Codification of Statements on Auditing Standards, AU §380), as amended. The Board of Directors has also received and reviewed the written disclosures and the letter from BDO USA, LLP, required by PCAOB rule 3526, and has discussed with BDO USA, LLP their independence.

Compensation Committee

Our Compensation Committee was formed on January 15, 2008 and consists of Phil Hickman( Chairman) and Roderick de Greef. Our Compensation Committee will award stock options to officers and employees. The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the company.

In 2010 this Committee reviewed the Board and Management compensation, including bonus awards upon the realization of defined targets. Stock options were granted to staff and consultants. A company wide bonus stock plan has been implemented by the Committee. A sales commission structure and an appraisal system is under study.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed on January 15, 2008 and consists of  Phil Hickman( Chairman) and Roderick de Greef. The Nominating and Corporate Governance Committee is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of shareholders; (3) recommending to the Board director nominees for each committee of the Board; (4) recommending to the Board the corporate governance principles applicable to the company; and (5) overseeing the annual evaluation of the Board and management. Pursuant to the Nominating and Corporate Governance Committee charter, there is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a shareholder or otherwise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2010, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons except for some  Form 4’s for Roderick de Greef,  Johan Dejager, Yves van Sante, Phil Hickman, Mark Nije, Patrick Carroll, Alex Vermeulen, RWC and QAT and QAT II Investments, Interact W.L.L., PGH Business Solutions, Ltd. and Scere Company Italy SRL. Form 5’s regarding 2010 have been filed/will be filed shortly.

 ITEM 11 .   EXECUTIVE COMPENSATION

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2010 and 2009. Individuals we refer to as our "named executive officers" include our Chief Executive Officer, Chief Technology Officer, Chief Financial Officer, Chief Commercial Officer, Chief Executive Officer of ValidSoft and General Counsel.

SUMMARY COMPENSATION TABLE

Name and principle position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Total ($)
Steven van der Velden	2009	$0	$	$193,380		$193,380
(President and CEO)	2010	$0	$	$955,665	(2)	$955,661
Martin Zuurbier	2009	$216,920	$	$118,500		$335,420
(OPS,CTO)	2010	$206,655	$	$301,788	(3)	$508,443
Mark Nije	2009	$191,891	$	$79,000		$270,891
(Chief Financial Officer)	2010	$182,811	$	$301,788	(4)	$484,598
Patrick Carroll	2009	$0	$	$0		$0
(Chief Executive Officer of ValidSoft)	2010	$182,811	$	$301,788	(5)	$484,598
Willem van den Brink (>01Oct2010)	2009	$0	$	$0		$0
(Chief Commercial Officer)	2010	$59,612	$	$21,343	(6)	$80,955
Alex Vermeulen	2009	$150,176	$	$79,000		$229,176
(General Counsel)	2010	$143,069	$	$150,894	(7)	$293,963

(1)
The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the executives in the fiscal year, valued in accordance with ASC 718 for the fiscal years ended December 31, 2009 and December 31, 2010. Pursuant to SEC rules, the amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. The share price used has been the share price at closing of the grant-date on April 1, 2010 ($1.75) except for the shares granted to Willem van den Brink who joint October 1, 2010 these were valued against $2.29 which had been the 10 (working)day average of the last quarter of 2010. Changes in compensation in the above table may arise as a result of exchange rate differences.

(2)	Comprised of 546,092 shares of restricted stock granted as salary in lieu of € 228,000 cash; see note
(3)	Comprised of 172,450 shares of restricted stock granted as salary in lieu of € 72,000 cash; see note
(4)	Comprised of 172,450 shares of restricted stock granted as salary in lieu of € 72,000 cash; see note
(5)	Comprised of 172,450 shares of restricted stock granted as salary in lieu of € 72,000 cash; see note
(6)	Comprised of 9,304 shares of restricted stock granted as salary in lieu of € 12,000 cash.
(7)	Comprised of 86,225 shares of restricted stock granted as salary in lieu of € 36,000 cash; see note

Note to (2), (3), (4), (5) and (7):
In order to convert part of the agreed cash salaries into shares the Company applied a valuation model based upon the conditions provided to investors of the 2009 Convertible Promissory Note. This resulted in the number of shares of stock issued to the executive officers. However, from an accounting point of view these shares had to be fair valued based on the share price of the date of grant, which translates into the (larger) amounts mentioned in the table compared to amounts as valued by the company and as agreed in cash. The stock awards as mentioned for 2009 only include the bonus shares awarded to the executive officers and not their respective salary stock compensation in lieu of cash because these stock awards were already granted and vested in earlier years.

Employment Agreements

Except as set forth below, we currently have no written or unwritten employment agreements with any of our executive management or directors.

Steven van der Velden, President and Chief Executive Officer - We intend to enter into an employment agreement with Mr. van der Velden which will provide for his continued employment in his present capacity as President and Chief Executive Officer prior to the end of 2011. Mr. van der Velden is paid as base compensation € 228,000 per annum, of which 100% is paid in the form of restricted common stock, which is consistent with prior years.  Mr. Van der Velden receives no fees (cash or stock) for serving on our board of directors.
All shares for Mr. Van der Velden were on his behalf issued to QAT II Investments.

Martin Zuurbier, Operations/Chief Technical Officer - We intend to enter into an employment agreement with Mr. Zuurbier which will provide for his continued employment in his present capacity as Chief Operating Officer and Chief Technical Officer prior to the end of 2011.  Mr. Zuurbier is paid € 228,000 per annum, of which 31.5% is paid in the form of restricted common stock, which is consistent with prior years.   Mr. Zuurbier receives no fees (cash or stock) for serving on our board of directors.
All shares for Mr. Zuurbier were on his behalf issued to Interact W.L.L..

Mark Nije, Chief Financial Officer, - We intend to enter into an employment agreement with Mr. Nije which will provide for his continued employment in his present capacity as Chief Financial Officer prior to the end of 2011. Mr. Nije is paid € 210,000 per annum, of which 34% is paid in the form of restricted common stock, which is consistent with prior years.   All the shares for Mr. Nije were on his behalf  issued to LMI Europe B.V.

Patrick Carroll, Chief Executive Officer of ValidSoft, a 100% subsidiary of the Company,- We intend to enter into an employment agreement with Mr. Carroll which will provide for his continued employment in his present capacity as Chief Executive Officer of ValidSoft  prior to the end of 2011. Mr. Carroll is paid € 210,000 per annum, of which 34% is paid in the form of restricted common stock, which is consistent with prior years.
Alex Vermeulen, Chief General Counsel,- We intend to enter into an employment agreement with Mr. Vermeulen which will provide for his continued employment in his present capacity as Chief General Counsel prior to the end of 2011. Mr. Vermeulen is paid € 144,000 per annum, of which 25% is paid in the form of restricted common stock, which is consistent with prior years.
All the shares for Mr. Vermeulen were on his behalf issued to Scere Company Italy SRL.

Willem van den Brink, Chief Commercial Officer,-Per October 1, 2010 we have entered  into a written agreement with Mr. Van den Brink for the provision of his services as Chief Commercial Officer. The contract has a 4 year duration. Annual compensation is € 228,000, of which till January 1, 2012 21% is paid in shares.

Administration

Our board of directors has established a compensation committee that, among other duties, will administer the Incentive Plan. The compensation committee will be composed of two members of the Board , whom will be “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Securities Exchange Act of 1934, as amended. Members of our compensation committee will serve at the pleasure of our Board. In connection with the administration of our Incentive Plan, the compensation committee, with respect to awards to be made to any person who is not one of our directors will:

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

Stock Options . Stock options are contractual rights entitling an optionee who has been granted a stock option to purchase a stated number of shares of our common stock at an exercise price per share determined at the date of the grant. Options are evidenced by stock option agreements with the respective optionees. The exercise price for each stock option granted under our Incentive Plan will be determined by our Board of Directors or a committee of the Board at the time of the grant, but will not be less than fair market value on the date of the grant. Our Board of Directors or a committee of the Board will also determine the duration of each option; however, no option may be exercisable more than ten years after the date the option is granted. Within the foregoing limitations, the Board of Directors or committee of the Board may, in its discretion, impose limitations on exercise of all or some options granted under our Incentive Plan, such as specifying minimum periods of time after grant during which options may not be exercised. Options granted under our Incentive Plan will vest at rates specified in the option agreement at the time of grant; however, all options granted under our Incentive Plan will vest upon the occurrence of a change of control, as defined in the Incentive Plan. Our Incentive Plan also contains provisions for our Board of Directors or a committee of the Board to provide in the participants’ option award agreements for accelerating the right of an individual employee to exercise his or her stock option or restricted stock award in the event of retirement or other termination of employment. No cash consideration is payable to us in exchange for the grant of options.

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

Stock Appreciation Rights . A stock appreciation right permits the grantee to receive an amount (in cash, common stock, or a combination thereof) equal to the number of stock appreciation rights exercised by the grantee multiplied by the excess of the fair market value of our common stock on the exercise date over the stock appreciation rights’ exercise price. Stock appreciation rights may or may not be granted in connection with the grant of an option. The exercise price of stock appreciation rights granted under the Incentive Plan will be determined by the Board of Directors or a committee of the Board; provided, however, that such exercise price cannot be less than the fair market value of a share of common stock on a date the stock appreciation right is granted (subject to adjustments). A stock appreciation right may be exercised in whole or in such installments and at such times as determined by the Board of Directors or a committee of the Board.

Restricted Stock . Restricted shares of our common stock may be granted under our Incentive Plan subject to such terms and conditions, including forfeiture and vesting provisions, and restrictions against sale, transfer or other disposition as the Board of Directors or a committee of the Board may determine to be appropriate at the time of making the award. In addition, the Board of Directors or a committee of the Board may direct that share certificates representing restricted stock be inscribed with a legend as to the restrictions on sale, transfer or other disposition, and may direct that the certificates, along with a stock power signed in blank by the grantee, be delivered to and held by us until such restrictions lapse. The Board of Directors or a committee of the Board, in its discretion, may provide in the award agreement for a modification or acceleration of shares of restricted stock in the event of permanent disability, retirement or other termination of employment or business relationship with the grantee.

Performance Units . The Incentive Plan permits grants of performance units, which are rights to receive cash payments equal to the difference (if any) between the fair market value of our common stock on the date of grant and its fair market value on the date of exercise of the award, except to the extent otherwise provided by the Board of Directors or a committee of the Board or required by law. Such awards are subject to the fulfillment of conditions that may be established by the Board of Directors or a committee of the Board including, without limitation, the achievement of performance targets based upon the factors described above relating to restricted stock awards.

Performance Bonus . The Incentive Plan permits grants of performance bonuses, which may be paid in cash, common stock or combination thereof as determined by the Board of Directors or a committee of the Board. The maximum value of performance bonus awards granted under the Incentive Plan shall be established by the compensation committee at the time of the grant. An employee’s receipt of such amount will be contingent upon achievement of performance targets during the performance period established by the compensation committee. The performance targets will be determined by the Board of Directors or a committee of the Board based upon the factors described above relating to restricted stock awards. Following the end of the performance period, the Board of Directors or a committee of the Board will determine the achievement of the performance targets for such performance period. Payment may be made within 60 days of such determination. Any payment made in shares of common stock will be based upon the fair market value of the common stock on the payment date.

DIRECTOR COMPENSATION

Compensation of Directors Summary Table

The following table represents compensation paid in 2010 to our directors who are not “named executive officers.”

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johan Dejager (1)(2)	$0	$0	$0	$0	$0	$0	$0
Yves van Sante (1)(2)	$0	$0	$0	$0	$0	$0	$0
Roderick de Greef (3)	$0	$256,729	$0	$0	$0	$0	$256,729
Phil Hickman (4)	$0	$172,898	$0	$0	$0	$0	$172,898

(1)
In 2010  no compensation was paid to the above directors as a result of the fact that each of the above-named directors was granted shares of restricted common stock already in 2008, which vested immediately, for their continued service on our Board of Directors through  December 31, 2010. As a result and in accordance with accounting rules, the table does not show compensation for 2010.

(2)
We granted to QAT Investments SA on behalf of each of Messrs. Dejager and van Sante, on  November 17, 2008, respectively, 500,000 shares of our common stock for their continued service on our Board of Directors through December 31, 2010.

(3)
On April 1, 2010 we granted 146,702 shares of our common stock to Mr. de Greef for his continued service on our Board of Directors through December 31, 2010.  The grant resulted from the agreement that Mr. de Greef was entitled to a cash compensation of € 61,250. Based upon the calculation of a fair value equal to that cash compensation we adopted a valuation based upon the conditions provided to investors of the 2009 Convertible Promissory Note. Hence, the € 61,250 translated into 146,702 shares. However, from an accounting point of view these shares had to be fair valued based on the share price of the date of grant. Consequently, we reported a value of $ 256,729 on the date of issuance which vested immediately.

(4)
Mr. Hickman was appointed in our Board as of March 30, 2010. On April 1, 2010, we granted 98,977 shares of our common stock to PGH Business Solutions, Ltd. On behalf of Mr. Hickman for his service on our Board of Directors through December 31, 2010. The grant resulted from the agreement that Mr. Hickman was entitled to a cash compensation of € 41,250. Based upon the calculation of a fair value equal to that cash compensation we adopted a valuation based upon the conditions provided to investors of the 2009 Convertible Promissory Note. Hence, the € 41,250 translated into 98,977 shares. However, from an accounting point of view these shares had to be fair valued based on the share price of the date of grant. Consequently, we reported a value of $ 172,898 on the date of issuance which vested immediately. In addition, in 2010 Mr. Hickman was paid by Validsoft, Ltd., a subsidiary of the Company,  GBP 60,000 to PGH Business Solutions Ltd. for services provided during the year  by Mr. Hickman to Validsoft.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Beneficial Ownership of Principal Shareholders, Officers and Directors

The following table sets forth, based on 97,934,969 shares of common stock outstanding and as of March 16, 2011, certain information as to the stock ownership of each person known by us to own beneficially five (5%) percent or more of the outstanding common stock, of each of the our named officers and directors who owns any shares and of all officers and directors as a group. In computing the outstanding shares of common stock, the Company has excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Elephant Talk Communications, Inc., Schiphol Blvd 249, 1118 BH Schiphol, The Netherlands.

Name of Beneficial Holder	Number of Shares of Common Stock Owned*		Percent of Class as of 16 March 2011
Rising Water Capital AG (1)	32,574,518	(2)	31.37	%(2)
CMV Invest II CVA (3)	8,689,660	(4)	8.42	% (4)
Patrick Carroll	172,450		**	%
CMV Invest CVA	1,728,697		1.77%
Q.A.T. Investments SA	40,593,793	(2) (5)(6)	61.97	% (2) (5)(6)
Q.A.T. II Investments SA	26,566,992		22.39%
Phil Hickman	211,491		**	%
Interfield Consultancy Ltd.	975,744	(7)	1.00%
Interact WLL(8)	826,578		**	%
PGH Business Soft Ltd.	98,799		**	%
Logistic Management International NV	272,450		**	%
Steven van der Velden	12,564,068	(9)	12.18	%(9)
Johan Dejager	3,755,087	(10)	3.77	%(10)
Yves van Sante	436,484	(11)	**
Martin Zuurbier	826,578		**	%
Mark Nije	671,825		**	%
Roderick de Greef	555,035	(12)	**	%
Alex Vermeulen	235,296		**	%
William Van den Brink	0		**	%
Scere Company Italy	86,225		**	%
All Officers and Directors as a Group	6,931,126		20.27%

*	Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.
**	less than one percent

(1)	Voting power and dispositive power over the shares held by RWC are under the control of its investment committee. To our knowledge, RWC’s address of record is Baarerstrasse 135, 6301 Zug, Switzerland.

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

(6)	Includes 774,022 warrants issued to Quercus Management Group N.V., a wholly-owned subsidiary of QAT Investments, for its role as placement agent in our Offering to European-area investors.

(7)	Steven van der Velden owns 100% of Interfield and therefore has voting and dispositive power of the shares of common stock held by this entity.

(8)	Mr. Zuurbier owns 100% of Interact W.L.L. and therefore has voting and dispositive power of the shares of common stock held by this entity.

(9)	Includes shares of common stock held by CMV, CMV II, and Interfield and the warrants described in notes (3).

(10)	Includes warrants to purchase 1,728,572 shares of our common stock.

(11)
Includes warrants to purchase 436,484 shares of our common stock.  All such shares and warrants are owned by Amelia & Associates, SA.  Mr. van Sante holds a 33% ownership interest in Amelia and therefore holds shared voting and dispositive power over the securities held by this entity.   To our knowledge, Amelia’s address of record is Rue du Fort Rheinshein 7, 2419 Luxembourg.

(12)	Mr. Vermeulen owns 100% of Scere Company Italy and therefore has voting and dispositive power of the shares of common stock held by this entity.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

For transactions in 2010 reference is made to Note 28.

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

Director Independence

Our board of directors has determined that Roderick de Greef and Phil Hickman are independent for  Amex and  NASDAQ Stock Market purposes. Roderick de Greef and Phil Hickman  are appointed to the standing committees of the Board of Directors. These committees are: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

In addition, Mr. de Greef qualifies as “independent” under special standards established by the U.S. Securities and Exchange Commission (“SEC”) for members of audit committees. The Audit Committee therefore  includes  one independent member, in our case Mr. de Greef, who is determined by the board of directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director. Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. de Greef’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. de Greef any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the board of directors. Our board of directors also determined that Mr. de Greef has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by BDO USA (“BDO”) for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 and the review of the financial statements included in our Current Reports on Form 10-Q during the 2010 and 2009 fiscal years totaled $299,800 and $250,000 The above amounts include interim procedures as audit fees as well as attendance at audit committee meetings.

 Tax Fees. The aggregate fees billed by BDO  for professional services rendered for tax compliance, for the years ended December 31, 2010 2009 were $0 and $0 respectively.

All Other Fees. The aggregate fees billed by BDO for products and services, other than the services described in the paragraphs captions “Audit Fees”, and “Tax Fees” above for the year ended December 31, 2010 and 2009  totaled $0 and $0.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by BDO in 2010 and 2009 consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO.

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATMENT SCHEDULES.

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

10.22	Letter Agreement by and between ValidSoft Limited and the Company(19)

10.23	Heads of Terms Agreement by and between ValidSoft Limited and the Company(20)

10.24	Loan Agreement by and between the Company and QAT II Investments dated February 3, 2010(21)

10.25	Loan Agreement by and between the Company and QAT II Investments dated February 24, 2009(22)

10.26	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company. and the shareholders of ValidSoft Limited other than Enterprise Ireland (23)

10.27	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland (23)

14.1	Code of Ethics (*)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent public accounting firm BDO Seidman, LLP (*)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

*	Filed Herewith

**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 28, 2007.

(2)	Filed as an Exhibit to our Current Report on Form 8-K on January 22, 2008.

(3)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(4)	Filed as an Exhibit to our Current Report on Form 8-K on July 7, 2005.

(5)	Filed as an Exhibit to our Current Report on Form 8-K on December 16, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K on January 13, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K on June 5, 2006.

(8)	Filed as an Exhibit to our Current Report on Form 8-K on December 1, 2006.

(9)	Filed as an Exhibit to our Current Report on Form 8-K on November 19, 2007.

(10)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K on February 2, 2009.

(12)	Filed as an Exhibit to our Current Report on Form 8-K on April 9, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K on June 1, 2009.

(14)	Filed as an Exhibit to our Current Report on Form 8-K on June 4, 2009 and amended by a Current Report on Form 8-K filed September 17, 2009.

(15)	Filed as an Exhibit to our Current Report on Form 8-K on June 24, 2009.

(16)	Filed as an Exhibit to our Current Report on Form 8-K on July 2, 2009.

(17)	Filed as an Exhibit to our Current Report on Form 8-K on July 8, 2009.

(18)	Filed as an Exhibit to our Current Report on Form 8-K on July 21, 2009.

(19)	Filed as an Exhibit to our Current Report on Form 8-K on August 6, 2009.

(20)	Filed as an Exhibit to our Current Report on Form 8-K on November 6, 2009.

(21)	Filed as an Exhibit to our Current Report on Form 8-K on February 18, 2010.

(22)	Filed as an Exhibit to our Current Report on Form 8-K on February 26, 2010.

(23)	Filed as an Exhibit to our Current Report on Form 8-K on March 23, 2010.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELEPHANT TALK COMMUNICATIONS, INC.

Date: March 30, 2011	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director (Principal Executive Officer)	March 30, 2011
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer	March 30, 2011
Mark Nije

/s/ Martin Zuurbier	Operations , Chief Technical Officer, Director.	March 30, 2011
Martin Zuurbier

/s/ Yves R. van Sante	Director	March 30, 2011
Yves R. van Sante

/s/ Johan Dejager	Director	March 30, 2011
Johan Dejager

/s/ Roderick de Greef	Director	March 30, 2011
Roderick de Greef

/s/ Phil Hickman	Director	March 30, 2011
Phil Hickman