Form 10-Q
period 2011-03-31
ELEPHANT TALK COMMUNICATIONS INC
filed 2011-05-09
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 6th, 2011, there were 100,096,928 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.
TABLE OF CONTENTS
FORM 10-Q
March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,167,266	$2,245,697
Restricted cash	192,677	190,312
Accounts receivable, net of an allowance for doubtful accounts of $135,652 and $119,044 at March 31, 2011 and December 31, 2010 respectively	6,515,512	5,600,562
Prepaid expenses and other current assets	3,014,249	2,337,914
Total Current Assets	13,889,704	10,374,485

LONG TERM DEPOSITS	648,031	610,486

PROPERTY AND EQUIPMENT, NET	10,804,800	8,452,588

INTANGIBLE ASSETS, NET	16,498,694	16,253,587

GOODWILL	3,442,057	3,230,786

TOTAL ASSETS	$45,283,286	$38,921,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$356,657	$356,738
Accounts payable and customer deposits	5,098,658	4,703,875
Accrued expenses and other payables	3,818,517	3,843,938
Loans payable	876,748	877,357
Total Current Liabilities	10,150,580	9,781,908

LONG TERM LIABILITIES
Loan from related party	483,507	468,756
Total Long term Liabilities	483,507	468,756

Total Liabilities	10,634,087	10,250,664

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 96,092,679 issued and outstanding as of March 31, 2011 compared to 88,660,848 shares issued and outstanding as of December 31, 2010	192,188,235	183,825,665
Accumulated other comprehensive income (loss)	1,800,544	(519,020)
Accumulated deficit	(159,531,660)	(154,818,436)
Elephant Talk Comunications, Inc. Stockholders' Equity	34,457,119	28,488,209

NON-CONTROLLING INTEREST	192,080	183,059
Total Stockholders' Equity	34,649,199	28,671,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,283,286	$38,921,932

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	for the three months period ended,
	March 31,	March 31,
	2011	2010

REVENUES	$8,508,014	$9,943,765

COST AND OPERATING EXPENSES
Cost of service	7,557,485	9,373,888
Selling, general and administrative expenses	3,416,357	1,905,350
Non cash compensation to officers, directors and employees	1,130,063	540,913
Depreciation and amortization of intangibles assets	1,302,675	844,694
Total cost and operating expenses	13,406,580	12,664,845

LOSS FROM OPERATIONS	(4,898,566)	(2,721,080)

OTHER INCOME (EXPENSE)
Interest income	22,986	32,599
Interest expense	(66,764)	(446,540)
Other income	230,000	—

Interest expense related to amortization of debt discount on promissory notes	—	(1,326,919)
Change in fair value of warrant liabilities	—	(7,347,911)
Amoritization of deferred financing costs	—	(527,846)
Total other income (expense)	186,222	(9,616,617)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,712,344)	(12,337,697)
Provision for income taxes	(800)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(4,713,144)	(12,338,497)
Net (loss) income attributable to noncontrolling interest	(80)	(498)
NET LOSS	(4,713,224)	(12,338,995)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	2,319,564	(521,786)
	2,319,564	(521,786)

COMPREHENSIVE LOSS	$(2,393,660)	$(12,860,781)

Net loss per common share and equivalents - basic and diluted	$(0.05)	$(0.22)

Weighted average shares outstanding during the period - basic and diluted	96,282,943	55,667,424

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	for the three months period ended,
	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,713,224)	$(12,338,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,302,675	844,694
Provision for doubtful accounts	8,726	(67,556)
Stock based compensation	993,256	500,287
Noncontrolling interest	80	498
Amortization of Shares issued for Consultancy	136,807	40,626
Issuance of stock	—	53,126
Excercise of warrants (cash less)	—	37,069
Change in fair value of warrant liabilities	—	7,725,827
Amortization of deffered financing costs	—	527,846
Interest expense relating to debt discount and conversion feature	—	949,003
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(587,020)	(1,050,267)
Decrease (Increase) in prepaid expenses, deposits and other assets	(542,804)	(380,873)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	130,751	535,691
Increase (decrease) in deferred revenue	—	(131,996)
Increase (decrease) in accrued expenses and other payables	(181,854)	830,188
Net cash used in operating activities	(3,452,607)	(1,924,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,352,854)	(396,094)
Restricted cash	11	10
Issuance of stock	242,418	—
Loan to third party	—	(594,682)
Net cash used in investing activities	(2,110,425)	(990,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(4,481)	9,104
Exercise of Warrants	6,927,724	—
Finders Fee	(193,201)	—
Deferred financing costs	—	(205,326)
Loan from related party	9,543	2,489,175
Net cash provided by financing activities	6,739,585	2,292,953

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	745,016	(43,009)
NET DECREASE IN CASH AND CASH EQUIVALENTS	1,921,569	(665,653)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,245,697	1,457,900
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,167,266	$792,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$6,262	$384,092

	March 31,	March 31,
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:	2011	2010
Warrants issued to placement agents for services, treated as deferred financing costs	—	2,513,195

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

Converged telecommunication services – full MVNE solutions

The Company is a niche player in the converged telecommunications market, providing traffic and network services as a licensed operator, and specializing in carrier grade mobile enabling platforms to provide outsourced solutions to the various players in the telecommunications’ value chain, including MNOs, MVNOs and non-operator companies in need of both mobile as well as specialized land-line telecommunication services. In this chain we position ourselves as a Full Mobile Virtual Network Enabler, including also customized mobile services such as our network integrated ValidSoft security and fraud prevention solutions.

ValidSoft – electronic fraud prevention

Our  acquisition of ValidSoft Ltd. (“ValidSoft”) gives us a position in providing solutions to counter electronic fraud relating to card, the internet, and telephone channels. ValidSoft's solutions are used to verify the authenticity of both consumers and institutions (mutual authentication), and the integrity of transactions (transaction verification) for the mass market, in a highly cost effective and secure manner, yet easy to use and intuitive. ValidSoft solutions are marketed under VALid-POS® and VALid®. For its biometrics based product it trades under VALid-SVP™.

Principles of Consolidation

The accompanying consolidated financial statements for March 31, 2011 and December 31, 2010 include the accounts of Elephant Talk Communications Inc., including:

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

•	its wholly-owned subsidiary ValidSoft Ltd and its wholly-owned subsidiaries ValidSoft (UK) Ltd & ValidSoft (Australia) Pty Ltd.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in our 2010 Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows as of and for the periods presented.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

Note 2. Financial Condition and Going Concern

The Company has an accumulated deficit of $(159,531,660) as of March 31, 2011.  Historically, the Company has relied on a combination of debt and equity financings to fund our ongoing cash requirements.  In the 2010 we received a total of $19,905,841 in gross proceeds from the sale of shares which resulted (after deduction of placement fees and related cost) in net proceeds of $17,885,749 In the three months ending March 31, 2011 we received $6,927,724 in gross proceeds from the exercise of warrants which resulted (after deduction of finders fees) in net proceeds $6,734,523.

We believe that our cash balance at March 31, 2011, in combination with the additional gross funding received thereafter from warrants exercised until May 6, 2011 ($1,890,312), lesser working capital requirement, continued investment in capital expenditures, reduction of certain accounts payable and expected additional revenues will lead us to operational cash flow break-even in the fourth quarter 2011.

At the same time, considering our share price development and upcoming achievements we expect warrants to purchase stock in our company continue to be continued to be exercised, which altogether would provide sufficient funds to continue to execute our plans.

In the event warrants are not exercised to the extent expected and/or expected revenues are delayed or less than expected, the Company plans to seek additional financing.

However, if estimated revenues do not materialize and the Company is unable to secure additional capital, it may not be able to continue operations.

As of March 31, 2011, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Significant Accounting Policies

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). The accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010 was $1,800,544 and ($519,020), respectively. The foreign currency translation gain/(loss) for the three months ended March 31, 2011 and 2010 was $2,319,564 and ($521,786), respectively.

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

Restricted Cash

Restricted cash represents cash deposited as bank guarantee for national interconnection agreements with telecom operators.

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis.  As of March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $135,652 and $119,044, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”), (formerly, Staff Accounting Bulletin (“SAB104”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured.  The Company derives revenue from activities as a landline and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue. For its security solutions under the ValidSoft brand name and technologies revenue represents amounts earned for consultancy services, maintenance and licences (net of value added tax and inter-company revenue).).

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

Comprehensive Income/(Loss)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. For the first quarter of 2011 and 2010 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

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

There have been no new accounting pronouncements issued during the three months ending March 31, 2011 that are of significance, or potential significance, to the Company. Any recent accounting pronouncement that are of significance, or potential significance, to the company are set forth in the Company’s Annual report on Form 10K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

Note 4. Long Term Deposit

Long-term deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities for the total amount of $648,031 as of March 31, 2011 compared with $610,486 as of December 31, 2010.  The carrier deposits are refundable at the termination of the business relationship with the carriers.

Note 5. Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets recorded at $3,014,249 as of March 31, 2011, compared with $2,337,914 as of December 31, 2010.  The amount consists primarily of prepaid Value Added Tax (“VAT”).

Note 6. Property & Equipment

The Company’s Property & Equipment also include   the capitalization of  its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform
•	CRM provisioning Software
•	Mediation, Rating & Pricing engine
•	ValidSoft security software applications
•	Operations and business support software
•	Network management tools

Property and equipment at March 31, 2011 and December 31, 2010 consist of:

	Average Estimated Useful Lives	March 31, 2011	December 31, 2010

Furniture and fixtures	5	257,144	215,905
Computer, communication and network equipment	3 - 10	12,198,276	9,724,189
Software	5	4,397,596	4,187,523
Automobiles	5	133,239	125,241
Construction in progress		2,538,843	1,984,674
		19,536,848	16,237,531

Less: accumulated depreciation		(8,732,048)	(7,784,943)
		$10,804,800	$8,452,588

Total depreciation expense for the three months ended March 31, 2011 totaled $530,188 compared to $653,724 for the same period of 2010.

Note 7. Intangible Assets - Customer Contracts, Licenses and Interconnects

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets at March 31, 2011 and December 31, 2010 consist of:

	Average Estimated Useful Lives	March 31, 2011	December 31, 2010
Customer Contracts, Licenses , Interconnect & Technology	5 - 10	$12,176,588	$11,615,700
ValidSoft IP & Technology	1 - 10	16,637,961	15,639,154
		28,814,549	27,254,854

Less: Accumulated Amortization and impairment charges		(9,249,328)	(8,684,964)
Less: Accumulated Amortization ValidSoft IP & Technology		(3,066,527)	(2,316,303)
		$16,498,694	$16,253,587

Total amortization expense for the three months ended March 31, 2011 totaled $772,487 compared to $190,970 for the same period of 2010.

Goodwill	March 31, 2010	December 31, 2010
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
End of period exchange rate translation	8,224	(203,047)
	$3,442,057	$3,230,786

Estimated future amortization expense related to our intangible assets is:
	2011	2012	2013	2014	2015	2016	2017 thereafter
Interconnect licenses and contracts	740,737	738,301	706,317	629,623	204,610	90,254	1,862
ValidSoft IP & Technology	2,213,001	2,213,001	2,213,001	2,213,001	2,065,266	2,016,021	831,871
	2,953,739	2,951,303	2,919,318	2,842,625	2,269,876	2,106,275	833,733

Note 8. Acquisition of ValidSoft Ltd

Following the acquisition of ValidSoft in 2010, the operating results of ValidSoft have been consolidated with those of the Company starting April 1, 2010.

Note 9. Overdraft

In 2004, Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of March 31, 2011, the overdraft balance, including accrued interest totaled, $286,239 compared to $278,637 as of December 31, 2010.  The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time.

The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.  As of March 31, 2011, Moba Consulting Partners B.V., a subsidiary of the Company, had an overdraft of $70,418 compared to $78,101 as of December 31, 2010 on one of the company’s bank accounts.

Note 10. Accrued Expenses

	March 31, 2011	December 31, 2010
Accrued Selling, General & Administrative expenses	$1,444,922	$1,494,218
Accrued cost of sales and network	99,408	380,236
Accrued taxes	1,275,491	791,128
Accrued interest payable	688,854	653,146
Other	309,841	525,210
Total accrued expenses	$3,818,517	$3,843,938

Note 11. Loans Payable

Loans payable at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$318,961	$319,182
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	190,584	190,716
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	84,740	84,799
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	282,463	282,660
Total	$876,748	$877,357

Elephant Talk Ltd has executed a credit facility with a bank in Hong Kong since June 29, 2004, under which Elephant Talk Ltd has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $684,119 as of March 31, 2011. As a result of the default, the entire loan balance outstanding at March 31, 2011, totaling $876,748, is due and payable to the bank. Furthermore, Elephant Talk Ltd is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd has recorded $7,796 and $29,876 in interest expense and default interest expense, respectively, on loans payable as of March 31, 2011 and $3,067 and $11,655 in interest expense as of March 31, 2010. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

Note 12. Loan from related parties

The Company’s 51% owned subsidiary ET-UTS N.V. has received $483,507 in interest bearing (8% per annum) unsecured loans from United Telecommunication Services N.V., the 49% shareholder in the subsidiary. The amount is inclusive of accumulated accrued interest. No maturity date has been fixed..

Note 13. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 96,092,679 shares of common shares issued and outstanding as of March 31, 2011, an increase of 7,431,829 shares since December 31, 2010,  due to the shares issued in connection with warrant exercises (5,558,496), delivery of shares in relation to the automatic note conversion in 2010 (1,701,807), Employee Option exercises (12,044) and Other issues (purchase of assets and consultancy services) (159,482).

Reconciliation with stock transfer agent records:

The number of 96,092,679 excludes the 245,900 unreturned and the 2,558,934 escrowed contingent shares (see below). The shares issued and outstanding as per March 31, 2011 according to the stock transfer agent’s records are therefore 98,897,513 and include 2,558,934 contingent shares for the ValidSoft acquisition and include 245,900 shares which were cancelled by the Company prior to 2006. However, the 245,900 shares were not returned to the stock transfer agent and never cancelled on the Company’s records. These shares have been blocked for trading by the Stock Transfer Agent. Finally, there is a rounding difference of two shares between the Company’s shares issued and the stock transfer agent’s records.

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

During 2010 or first quarter 2011 the Company did not issue any shares of Preferred Stock.

Note 14. Basic and Diluted Net Loss Per Share

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

Note 15. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of March 31, 2011, 307,742 stock options outstanding. There are remaining 600,000 shares and 92,258 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of March 31, 2011:

	Number of shares	Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2010	307,742	$2.25	$398,608
Granted in 2011	—	—	—
Exercised	—	—	—
Cancelled/Forfeited/Returned to reserve	—	2.25	—
Outstanding as of March 31, 2011	307,742	$2.25	$398,608

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. The options will generally vest on December 31, 2009, or if there is a change of control in the Company.

The options will expire on December 31, 2011 or later depending on granting date.

The ‘cancelled/forfeited/returned to reserve’ options during 2011 have been zero.

Following is a summary of the status of options outstanding at March 31, 2011:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	307,742	1.03 years	$2.25	232,742	$2.25

At March 31, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was approximately $7,297.

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
As of March 31, 2011, a total of 4,133,100 stock options, 325,000 restricted common stock and 507,300 shares of common stock had been granted under this plan. Options granted generally begin vesting over a three-year period after grant date although options have been granted with a shorter period than three years. Options granted in the beginning expire two years from the date of vesting but the latest in 2010 issued options remain exercisable for nine years from the first date of vesting. It is expected that future options will be awarded with the nine-year exercise period after first vesting.

Increase of shares issuable under the plan

On January 24th, 2011 the board of directors of the Company passed a resolution to amend the 2008 Incentive Plan to increase the number of shares of common stock, no par value per share issuable under the 2008 Incentive Plan from 5,000,000 to 23,000,000. The Company shall present this amendment to the 2008 Incentive Plan for approval by its shareholders at its next annual meeting.

Common stock purchase options and warrants consisted of the following as of March 31, 2011:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2010	4,083,100	$1.35	$5,002,238
Granted in 2011	75,000	$2.80	$154,256
Exercised	3,567	1.35	$4,538
Cancelled/Forfeited/Returned unused	21,433	$1.35	$27,266
Outstanding as of March 31, 2011	4,133,100	$1.37	$5,124,690

The options granted in 2011 were granted with an average exercise price of $2.80. The initial fair market value of the options granted using the Black-Sholes options model for these options has been valued at $154,256 at their initial grant-date.

Following is a summary of the status of options outstanding at March 31, 2011:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60-2.80	4,133,100	7.65 years	$1.37	1,273,213	$1.33

The weighted average assumptions used so far for the options granted in 2011 using the Black-Scholes options model are: volatility of 70%, term of 9.69 years and a Risk Free Interest Rate assumption of 3.35%. The expected dividend yield is zero.

At March 31, 2011 the unexpended  portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $1,777,777. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns.

Stock-Based Compensation Expense

Under the provisions of ASC 718, the Company recorded for the three months ended March 31, 2011, $1,130,063 in stock-based compensation expense forthe Non-Qualified Stock and Option Compensation Plan, director and executive officers  compensation in stock and stock-based compensation  for consultancy services.  For the comparable period in 2010 the expensing was $540,913. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123(R).

Note 16. Commitments

Commitments of the Company relating to leases, co-location and office rents, regulatory and interconnection fees are as follows:

Years ending December 31,
2011	3,221,105
2012	2,872,738
2013	2,485,268
2014	610,648
2015	610,648
Total	$9,800,407

As of March 31, 2011 the commitments of the Company relating to purchase orders are valued at cost of $ 2,027,553.

Note 17.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of March 31, 2011 and December 31, 2010 were as follows

		Noncontrolling interest Balance at
Subsidiary	Noncontrolling Interest %	March 31, 2011	December 31, 2010

ETC PRS UK	49%	$10,344	$9,723
ETC PRS Netherlands	49%	138,164	129,870
ET ME&A Holding WLL	40%	—	—
ET Bahrain WLL	1%	6,482	6,385
ET ME&A FZ LLC	49.46%	37,090	37,081
ET UTS Curacao	49%	—	—

Total		$192,080	$183,059

Note 18. Litigation

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

 (b) Chong Hing Bank Litigation

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

(c) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

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

Note 19. Segment Information

Quarter ended March 31, 2011

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$5,879,867	341,997	1,846,637	395,340	$8,463,841	$-	$20,505	$23,667	$8,508,014

Operating income (loss)	$(818,050)	$84,418	$(1,085,954)	$(945,405)	$(2,764,992)	$(213,505)	$(73,014)	$(1,847,056)	$(4,898,566)

Net income (loss):	$(806,873)	$84,418	$(1,079,939)	$(983,725)	$(2,786,118)	$(449,041)	$(73,014)	$(1,405,051)	$(4,713,224)

Identifiable assets	$8,892,073	$1,650,506	$13,832,737	$19,637,165	$44,012,480	$161,293	568,495	541,018	$45,283,286

Depreciation and amortization	$(29,288)	$(54,557)	$(538,697)	$(593,691)	$(1,216,233)	$(15,956)	$(4,982)	$(65,505)	$(1,302,675)

Capital expenditure	$-	$-	$2,279,379	$69,560	$2,348,939	$-	$-	$3,915	$2,352,854

Quarter ended March 31, 2010

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$7,536,044	$462,271	$1,653,982	$15,752	$9,668,049	$-	$264,786	$10,930	$9,943,765

Operating income (loss)	$(375,684)	$(83,949)	$(1,162,041)	$(78,827)	$(1,700,501)	$44,914	$102,019	$(1,167,512)	$(2,721,080)

Net income (loss):	$(366,543)	$(83,949)	$(1,159,911)	$(78,347)	$(1,688,750)	$(175,938)	$102,019	$(10,576,326)	$(12,338,995)

Identifiable assets	$5,017,168	$1,294,420	$9,175,604	$488,093	$15,975,284	$549,442	$503,743	$28,382,260	$45,410,729

Depreciation and amortization	$(26,006)	$(56,423)	$(552,366)	$(11,337)	$(646,133)	$(13,807)	$(10,379)	$(174,376)	$(844,694)

Capital expenditure	$673	$-	$489,896	$-	$490,569	$(105,604)	$-	$11,130	$396,094

Note 20. Related Party Transactions

None.

Note 21. Subsequent Events

The Company’s management evaluated subsequent events through May 6, 2011, the working day before the date the financial statements were issued and filed with the Securities and Exchange Commission.

On April 1, 2011, the Board of Directors appointed Rijkman Groenink to the Board. Mr. Groenink was also appointed as a member of the Audit and Finance Committee, the Compensation Committee, the Nominating and the Corporate Governance Committee of the Board.

Between April 1, 2011 and May 6, 2011 we received a total of $1,890,312 in gross proceeds from exercised warrants. For these proceeds we will issue a total of 1,241,289 shares of common stock. Portions of these share issuances have already taken place.

Actual issuances of shares in accordance with our stock transfer agents records between April 1, 2011 and May 6, 2011were in total 1,199,415 shares as per below details:

-	230,557 shares relating to the automatic conversion of the 2009 Promissory Note at a conversion price of $1.35 per share. No additional proceeds have been received for this conversion.
-
50,000 shares were issued relating to a cash exercise of warrants which had been issued as part of the placement of the 2009 Promissory Note. Proceeds were received in March 2011 and included in the financials of the three months ended March 31, 2011.

-	225,000 shares were issued relating to the cash exercise of warrants which had been issued as part of the sale of shares under the “Bridge SPA”. Proceeds were received in April 2011.
-
411,001 shares were issued relating to the cash exercise of warrants which had been issued as part of the placement of shares under the Private Placement (PIPE) in 2010. Proceeds were received in April and May 2011.

-
40,000 shares were issued relating to the cash exercise of warrants which had been issued as part of the consideration for services provided by the placement agent for their 2010 placement activities. Proceeds were received in April 2011.

-	5,188 shares were issued as consideration for services provided following the terms of the agreement. No proceeds were received.
-	225,169 shares were issued as regular agreed non-cash compensation and as bonus for directors and executive officers. No proceeds were received.
-	12,500 shares were issued pursuant the cashless exercise of a former employee of the company. No proceeds were received.

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
•
Agreement with Cumberland Building Society (www.cumberland.co.uk), the 15th largest building society in the UK with assets exceeding £1.5billion, to incorporate ValidSoft's VALid® solution technology into a new secure transaction service (Cumberland Building Society is a mutual organization owned by its current account holders, and borrowers which follows a similar model of community banks in the US.

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

Electronic fraud prevention products: VALid-POS®,  VALid®  and VALid-SVP™

Our recent acquisition of ValidSoft has given us ownership of technology and intellectual property to combat fraud relating to card, the internet, and telephone channels. ValidSoft solutions are marketed under VALid-POS® and VALid®. For its biometrics based product it trades under VALid-SVP™.

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

Results of Operations

Our results of operations for the quarter ended March 31, 2011, consisted of the operations of Elephant Talk Communications Inc. , its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, Elephant Talk Global Holding BV and its subsidiaries and ValidSoft Ltd and its subsidiaries.

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

Introduction

The business of the company is primarily related to mobile and security related solutions. By far the majority of investments and activities of the employees and long term consultants of the company are geared towards these types of business. This needs to be kept in mind when reading the financials statements of the company and the management discussion and analysis. In the first three months of 2011  most of the revenue of the company is still generated by landline business (Premium Rate Services, Calling Cards Middle East and Other Revenue), but only requires a very small amount of resources from the company both in terms of human resources, facilities as well as capital expenditures. Even though the revenues in the first three months of 2011 were generated for more than 90% by landline business, the margin contribution largely comes  from the mobile and security solutions business. Within the mobile segment we distinguish between wholesale services and managed services. Wholesale services carry a much higher revenue than the managed services revenues, since wholesale services includes the sale of airtime. Managed services on the other hand have a much lower revenue, but have little cost of service compared to wholesale.

Adjusted EBITDA

We employ Adjusted EBITDA, defined as earnings, income taxes, depreciation and amortization and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding positive results.

The three months ended March 31, 2010 figures do not include ValidSoft Financials. ValidSoft is consolidated since April 1, 2010.

A reconciliation of Adjusted EBITDA to net loss for each of the fiscal periods indicated is as follows:

	Three months ended March, 31
	2011	2010	2010 in constant currency
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(4,713,224)	$(12,338,995)	$(12,314,900)
Provision for income taxes	800	800	800
Net loss attributable to noncontrolling interest	80	498	498
Depreciation and amortization	1,302,675	844,694	837,078
Stock-based compensation	1,130,063	540,913	540,913
Interest income and expenses	43,778	413,941	414,206
Other income & expenses	(230,000)	-	-
Other non-cash financing charges	-	9,202,676	9,202,676
Adjusted EBITDA	$(2,465,828)	$(1,335,473)	$(1,318,728)

(Note to Adjusted EBITDA table: 2010 figures do not include yet ValidSoft financials)

Impact of inclusion of ValidSoft financials for the three months ended March 31, 2010 – constant currency –:

If we include the first three months ended March 31, 2010 of ValidSoft financials, the Adjusted EBITDA of the three months ended March 31, 2010 becomes ($2,226,421). Hence, the Adjusted EBITDA for the three months ended March 31, 2011 of ($2,465,828) was a change of ($239,407) compared to the first three months ending March 31, 2010.

The impact of inclusion of ValidSoft on adjusted EBITDA for the three months ended March 31, 2010 was  ($907,693) and therefore changing the first quarter adjusted EBITDA from ($1,318,728) to ($2,226,421). The impact of ($907,693) is comprised of adjustments to net loss of ($966,328), depreciation of $5,827 and interest income & expenses of 52,808.

Revenue

Revenue for the three months ended March 31, 2011 was $8,508,014, a decrease of $1,435,751 or 14.4%, compared to $9,943,765 for the three months ended March 31, 2010. $126,119 of the decrease was a result of an unfavorable impact of the currency translation effect arising from a lower USD/Euro exchange rate.

Revenue - Constant currency

In constant currency, the revenue decreased by $1,309,632 or 13.3% compared to the same period in  2010, and was attributable to a decrease of $1,947,397 of our landline business, which was partly off-set by the increase in our mobile and security solutions business of $ 637,765 compared to the same period in 2010.

Revenue	March 31, 2011	March 31, 2010	March 31, 2010 constant	Variance 2011 versus 2010 constant
Landline Services	$6,997,336	$9,059,182	$8,944,732	$-1,947,397
Mobile & Security Solutions	1,510,678	884,583	872,913	637,765
Total Revenue	$8,508,014	$9,943,765	$9,817,646	$-1,309,632

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

Cost of service for the 3 months ended March 31, 2011 was $7,557,485, a decrease of $1,816,403 or 19.4%, compared to $9,373,888 for the three months ended March 31, 2010. $119,828 of the decrease was a result of a favorable impact of the currency translation effect arising from a lower USD/Euro exchange rate. $1,696,575 of the decrease was the result of lower revenues, combined with lower cost of service associated with the mobile managed services and ValidSoft business.

Cost of service– constant currency

In constant currency the cost of service decreased by $1,696,575 or 18.3% compared to the same period in 2010, primarily as a result of lower levels of revenue and the lower cost of service associated with the mobile managed services and ValidSoft business.

Cost of service, as a percent of revenue, expressed in constant dollar terms was 88.8% and 94.3% for the three months ended March 31, 2011 and 2010, respectively. Management expects cost of service to decline further as a percent of revenue as a greater proportion of future revenue is comprised of our mobile services and ValidSoft solutions, which have a substantially lower cost of service than our traditional PRS business.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2011 and 2010 were $ 3,416,357 and $1,905,350, respectively. SG&A expenses increased by $1,511,007, or 79.3%, in 2011 compared to 2010.

Selling, general and administrative – constant currency

In constant currency, SG&A increased by $1,534,044, or 81.5%, compared to the same period in 2010. he increase in expenses was for 64.5% attributable to the inclusion of ValidSoft into our financials and for 17% attributable to increased staffing levels since 1 April 2010. Our Staffing levels increased with 21%.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the three months ended March 31, 2011 and 2010 was $1,130,063 and $540,913, respectively. In addition to the increased staffing levels and inclusion of ValidSoft staff into our financials as of April 1, 2010, the increase is primarily attributable to the fact that non-cash compensation for directors and executive officers related to first quarter 2010 was only accounted for as of the second quarter 2010.

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

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2011 and 2010, was $ 1,302,675 and $844,694 respectively. Depreciation and amortization expenses increased by $457,981 or 54.2% in 2011 compared to 2010. The increase of the amortization was primarily due to the amortization of the acquired intangible assets of ValidSoft in 2010.

Depreciation and amortization – constant currency

In constant currency the depreciation and amortization expenses increased by $465,597 or 55.1% compared to the same period in 2010. The increase of the amortization was primarily due to the amortization of the acquired intangible assets of ValidSoft in 2010.

Other Income and Expenses

Interest income was $22,986 and $32,599 for the three months ended March 31, 2011 and 2010 respectively. Interest income was interest received on bank balances.

Interest expense was $66,796 and $446,540 for the three months ended March 31, 2011 and 2010 respectively. The decrease in interest expenses of $379,776 compared to 2010 was the result of lower  levels of debt.

Other income was $230,000 and $0 for the three months ended March 31, 2011 and 2010 respectively. Other income was the result of a partial release of a FIN48 provision following a successful abatement request with the IRS.

Interest expense related to amortization of debt discount on promissory notes was $0 and $1,326,919 for the three months ended March 31, 2011 and 2010 respectively. The decrease was the result of the conversion of the 2009 Promissory Notes into equity in the fourth quarter 2010.

Changes in fair value of warrant liabilities were $0 and $7,347,911 for the three months ended March 31, 2011 and 2010 respectively. The decrease was the result of the conversion of the 2009 Promissory Notes as well as the QAT II loans into equity in the fourth quarter 2010.

Amortization of deferred financing costs was $0 and $527,846 for the three months ended March 31, 2011 and 2010 respectively. The decrease was the result of the conversion of the 2009 Promissory Notes as well as the QAT II loans into equity in the fourth quarter 2010.

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

We incurred a non-controlling interest charge attributable to minority shareholders’ interest for the three months ended March 31, 2011 and March 31, 2010 of $80 and $498 respectively.

Net Loss

Net Loss was $4,713,224 and $12,338,995 for the three months ended March 31, 2011 and 2010 respectively.
The adjusted EBITDA (for definition see earlier section in the MD&A) for the three months ended March 31, 2011 and 2010 was $ (2,465,828) and $ (1,335,473) respectively.

Comprehensive Income (Loss)

We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income (Loss) for the quarters ended March 31, 2011 and 2010 was $2,319,564 and ($521,786) respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of $159,531,660 as of March 31, 2011.  Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements.  In the first quarter of 2011 we received a total of $6,927,724 in gross proceeds from exercised warrants .

After deduction of finders fees the net proceeds amounted to $6,734,523.

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

The company currently has cash needs to cover operational losses and recurring capitalized internally developed software  costs of approximately $900,000 (EUR/USD exchange rate used is 1.35) per month. This excludes the committed capital expenditures or reduction of accounts payable, but also the expected improvement of working capital requirements.

We believe that our cash balance at March 31, 2011, in combination with the additional gross funding received thereafter from warrants exercised until May 6, 2011 ($1,890,312), lesser working capital requirement, continued investment in capital expenditures and expected additional revenues will lead us to operational cash flow break even in the fourth quarter 2011.

At the same time, considering our share price development and upcoming achievements we expect warrants to purchase stock in our company continue to be continued to be exercised, which altogether would provide sufficient funds to continue to execute our plans.

In the event warrants are not exercised to the extent expected and/or expected revenues are delayed or less than expected, the Company plans to seek additional financing.

However, if estimated revenues do not materialize and the Company is unable to secure additional capital, it may not be able to continue operations.

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

Operating activities
Net cash used in operating activities for the three months ended March 31, 2011 was $3,452,607 compared to $1,924,832 in the first quarter of 2010, an increase of $1,527,775. This increase is primarily attributable to expenses and assumed liabilities related to the inclusion of ValidSoft as of April 1, 2010 into our financial statements.

Investment activities
Net cash used in investment activities for three months ended March 31, 2011 was $2,110,425 a increase of $1,119,659 (or 113%) compared to $990,766 in the first quarter of 2010. The increase was primarily attributable to the purchase of property and equipment.

Financing activities
Net cash received by financing activities for the three months ended March 31, 2011 was $6,739,585.

As a result of the above activities, the Company had a cash and cash equivalents balance of $4,167,266 as of March 31, 2011, a net increase in cash and cash equivalents of $1,921,569 compared to December 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the three months  ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Chong Hing Bank Litigation

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

(c) Rescission of the Purchase Agreement of May 24, 2004 of New Times Navigation Limited.

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

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, and the additional, if any, Risk Factors set forth below. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first three months of 2011 the company sold an aggregate number of 230,911 shares as per the following breakdown:

On February 2, 2011, we issued 47,619 restricted shares in exchange and as a result of a cash exercise of warrants which had been issued to an accredited investor as part of the Private Placement in 2008, the exercise price was $1.26 and resulted in a cash proceed of $60,000 which was fully received in November 2010.

On February 2, 2011, we issued 23,810 restricted shares in exchange and as a result of a cash exercise of warrants which had been issued to an accredited investor as part of the Private Placement in 2008, the exercise price was $1.47 and resulted in a cash proceed of $35,001 which was fully received in November 2010.

On February 15, 2011, we issued 80,000 restricted shares as non-cash consideration for consultancy services provided. The cost-basis at issue had been determined at $150,000 following the initial cash agreements in the contract.

On February 24, 2011, we issued 79,482 restricted shares as non-cash consideration for the purchase of assets. The cost-basis at issue had been determined at $242,418 following the initial cash agreements in the contract.

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

ELEPHANT TALK COMMUNICATIONS, INC.

May 9, 2011	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2011	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4