Form 10-Q
period 2011-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2011-08-15
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

As of August 15th, 2011, there were 106,080,053 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, INC.
TABLE OF CONTENTS
FORM 10-Q
June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,652,182	$2,245,697
Restricted cash	192,962	190,312
Accounts receivable, net of an allowance for doubtful accounts of $102,101 and $119,044 at June 30, 2011 and December 31, 2010 respectively	7,299,893	5,600,562
Prepaid expenses and other current assets	4,948,585	2,337,914
Total Current Assets	17,093,622	10,374,485

LONG TERM DEPOSITS	697,278	610,486

PROPERTY AND EQUIPMENT, NET	13,882,407	8,452,588

INTANGIBLE ASSETS, NET	16,053,305	16,253,587

GOODWILL	3,515,089	3,230,786

TOTAL ASSETS	$51,241,701	$38,921,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$353,481	$356,738
Accounts payable and customer deposits	6,940,243	4,703,875
Deferred Revenue	407,110	—
Accrued expenses and other payables	5,075,273	3,843,938
Loans payable	877,334	877,357
Total Current Liabilities	13,653,441	9,781,908

LONG TERM LIABILITIES
Loan from related party	493,242	468,756
Total Long term Liabilities	493,242	468,756

Total Liabilities	14,146,683	10,250,664

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 101,101,456 issued and outstanding as of June 30, 2011 compared to 88,660,848 shares issued and outstanding as of December 31, 2010	200,414,451	183,825,665
Accumulated other comprehensive income (loss)	2,738,583	(519,020)
Accumulated deficit	(166,253,083)	(154,818,436)
Elephant Talk Comunications, Inc. Stockholders' Equity	36,899,951	28,488,209

NON-CONTROLLING INTEREST	195,067	183,059
Total Stockholders' Equity	37,095,018	28,671,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,241,701	$38,921,932

 The accompanying notes are an integral part of the unaudited consolidated financial statement

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months		For the Six Months
	Period ended,		Period ended,
	2011	2010	2011	2010
REVENUES	$7,790,976	$9,673,825	$16,298,990	$19,617,590

COST AND OPERATING EXPENSES
Cost of service	7,494,679	9,005,394	15,052,164	18,379,282
Selling, general and administrative expenses	3,824,756	2,079,359	7,241,113	3,984,709
Non cash compensation to officers, directors and employees	2,037,903	2,712,756	3,167,966	3,253,669
Depreciation and amortization of intangibles assets	1,337,775	1,515,428	2,640,450	2,360,122
Total cost and operating expenses	14,695,113	15,312,937	28,101,693	27,977,782

LOSS FROM OPERATIONS	(6,904,137)	(5,639,112)	(11,802,703)	(8,360,192)

OTHER INCOME (EXPENSE)
Interest income	24,145	32,520	47,131	65,119
Interest expense	(71,511)	(535,887)	(138,275)	(982,427)
Other income	230,000	—	460,000
Interest expense related to amortization of debt discount on promissory notes	—	(4,959,044)	—	(7,545,823)
Change in fair value of warrant liabilities	—	(2,660,727)	—	(8,748,778)
Amoritization of deferred financing costs	—	(593,689)	—	(1,121,535)
Total other income (expense)	182,634	(8,716,827)	368,856	(18,333,444)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,721,503)	(14,355,939)	(11,433,847)	(26,693,636)
Provision for income taxes	-	(800)	(800)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(6,721,503)	(14,356,739)	(11,434,647)	(26,694,436)
Net (loss) income attributable to noncontrolling interest	80	(1,785)	-	(2,283)
NET LOSS	(6,721,423)	(14,358,524)	(11,434,647)	(26,696,719)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	938,039	(3,168,961)	3,257,603	(3,690,746)
	938,039	(3,168,961)	3,257,603	(3,690,746)

COMPREHENSIVE LOSS	$(5,783,384)	$(17,527,485)	$(8,177,044)	$(30,387,465)

Net loss per common share and equivalents - basic and diluted	$(0.07)	$(0.23)	$(0.12)	$(0.45)

Weighted average shares outstanding during the period - basic and diluted	100,467,832	62,356,471	98,264,677	58,696,088

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	for the six months period ended,
	June 30,	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,434,647)	$(26,696,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,640,450	2,360,122
Provision for doubtful accounts	(26,465)	(57,474)
Stock based compensation	2,881,617	2,876,951
Noncontrolling interest	-	2,283
Amortization of Shares issued for Consultancy	286,349	376,718
Issuance of stock	—	221,626
Excercise of warrants (cash less)	—	364,718
Exercise of convertible note (cash less)	—	112,443
Change in fair value of warrant liabilities	—	8,748,778
Amortization of deffered financing costs	—	1,121,535
Interest expense relating to debt discount and conversion feature	—	7,545,823
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,188,582)	(1,342,543)
Decrease (Increase) in prepaid expenses, deposits and other assets	(2,409,125)	162,513
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	1,835,548	(1,789,851)
Increase (decrease) in deferred revenue	396,484	(131,835)
Increase (decrease) in accrued expenses and other payables	987,048	(717,070)
Net cash used in operating activities	(6,031,323)	(6,841,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,754,894)	(1,214,286)
Restricted cash	24	20
Cash received fron acquisition of subsidiary	—	48,577
Net cash used in investing activities	(5,754,870)	(1,165,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(9,285)	18,721
Deferred financing costs	—	(205,326)
Loan from related party QAT Bridge Loan	19,277	2,513,195
Loan from related party Bridge SPA	—	2,885,000
Proceeds from Private Placement Offering	—	6,459,800
Exercise of warrants & options	13,587,674	25,000
Placement fees	—	(1,197,073)
Net cash provided by financing activities	13,597,666	10,499,317

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	595,012	327,169
NET DECREASE IN CASH AND CASH EQUIVALENTS	2,406,485	2,818,814
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,245,697	1,457,900
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,652,182	$4,276,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$—	$473,824

	June 30,	June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Increase in Share Capital due to Acquisitions and Non-Cash Compensation	$—	$14,318,336
Increase in Share Capital due to Exercise of Warrants and Conversion of Notes	$—	$346,564
Decrease of Net Debt due to Conversion of Notes	$—	$425
Increase of Warrants due to fundraising of Convertible notes	—	7,539,585

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

Principles of Consolidation

The accompanying consolidated financial statements for June 30, 2011 and December 31, 2010 include the accounts of Elephant Talk Communications Inc., including:

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $166,253,083 as of June 30, 2011 and further losses are anticipated in the development of its business. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to finance operating costs over the next twelve months with existing cash on hand, the proceeds from the 28 July, 2011 redemption notice of common stock warrants issued to investors  and therefore management believes they have sufficient cash to meet their needs for the next 12 months.

In the event the expected revenues are delayed or less than expected and necessary investments are required earlier or larger than planned, the Company plans to seek additional financing and, where useful, curtail the organization and research and development efforts.

Note 2. Significant Accounting Policies

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss). The accumulated other comprehensive income/(loss) as of June 30, 2011 and December 31, 2010 was $2,738,583 and ($519,020), respectively. The foreign currency translation gain/(loss) for the three months ended June 30, 2011 and 2010 was $938,039 and ($3,168,961), respectively. The foreign currency translation gain/(loss) for the six months ended June 30, 2011 and 2010 was $3,257,603 and ($3,690,746), respectively.

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

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis.  As of June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $102,101and $119,044, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”), (formerly, Staff Accounting Bulletin (“SAB104”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured.  The Company derives revenue from activities as a landline and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue). For its security solutions under the ValidSoft brand name and technologies revenue represents amounts earned for consultancy services, outsourcing, maintenance and licenses (net of value added tax and inter-company revenue).

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

Reporting Segments

ASC 820, Segment Reporting, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.  The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 “Compensation-Stock Compensation”, (“ASC 718”), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

Income Taxes

The Company accounts for income taxes under ASC 740, “Accounting for Income Taxes” (“ASC 740”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and reimbursement arrangements among related entities, the process of identifying items of revenue and expenses that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. We also assess temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting differences. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We may record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. Although we believe that our estimates are reasonable and that we have considered future taxable income and ongoing prudent and feasible tax strategies in estimating our tax outcome and in assessing the need for the valuation allowance, there is no assurance that the final tax outcome and the valuation allowance will not be different than those that are reflected in our historical income tax provisions and accruals.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. For the first six months of 2011 and 2010 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

Intangible Assets

In accordance with ASC 350, intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment,”, annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. For public companies,
ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.The Company does not expect this to have a material impact on its financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance on disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect this to have a material impact on its financial statements.

There have been no new accounting pronouncements issued during the six months ending June 30, 2011 that are of significance, or potential significance, to the Company. Any recent accounting pronouncement that are of significance, or potential significance, to the company are set forth in the Company’s Annual report on Form 10K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

Note 3. Long Term Deposit

Long-term deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities for the total amount of $697,278 as of June 30, 2011 compared with $610,486 as of December 31, 2010.  The carrier deposits are refundable at the termination of the business relationship with the carriers.

Note 4. Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets recorded at $4,948,585 as of June 30, 2011, compared with $2,337,914 as of December 31, 2010.  The amount consists primarily of prepaid Value Added Tax (“VAT”) and prepaid Landline Customer Out-payments.

Note 5. Property & Equipment

The Company’s Property & Equipment also include   the capitalization of its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform
•	CRM provisioning Software
•	Mediation, Rating & Pricing engine
•	ValidSoft security software applications
•	Operations and business support software
•	Network management tools

Property and equipment at June 30, 2011 and December 31, 2010 consist of:

	Average
	Estimated
	Useful	June 30,	December 31,
	Lives	2011	2010
Furniture and fixtures	5	264,982	215,905
Computer, communication and network equipment	3 - 10	15,379,482	9,724,189
Software	5	4,483,209	4,187,523
Automobiles	5	136,004	125,241
Construction in progress		3,057,626	1,984,674
Total property and equipment		23,321,303	16,237,531

Less: accumulated depreciation		(9,438,896)	(7,784,943)
Total property and equipment, Net		$13,882,407	$8,452,588
Total depreciation expense for the three months ended in June 30, 2011 and 2010 was $558,047 and $488,669 respectively. Total depreciation for the six months ended in June 30, 2011 and 2010 was $1,088,235 and $1,149,056 respectively.

Note 6. Intangible Assets - Customer Contracts, Licenses and Interconnects

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets at June 30, 2011 and December 31, 2010 consist of:

	Average	June	December
	Estimated	30,	31,
	Useful Lives	2011	2010
Customer Contracts, Licenses , Interconnect & Technology	5-10	$12,361,019	$11,615,700
ValidSoft IP & Technology	1-10	16,983,259	15,639,154
Total intangible assets		29,344,278	27,254,854

Less: Accumulated Amortization and impairment charges		(9,577,994)	(8,684,964)
Less: Accumulated Amortization ValidSoft IP & Technology		(3,712,980)	(2,316,303)
Total intangible assets, Net		$16,053,305	$16,253,587

Total amortization expense for the three months ended June 30, 2011 totaled $779,728 compared to $1,026,759 for the same period of 2010. Amortization for the six months ended June 30, 2011 and 2010 totaled $ 1,552,215 and $1,211,066 respectively.

Goodwill	June	December
	30,	31,
	2010	2010
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
End of period exchange rate translation	81,256	(203,047)
Total	$3,515,089	$3,230,786

Estimated future amortization expense related to our intangible assets is:

	2011	2012	2013	2014	2015	2016	2017 thereafter
Interconnect licenses and contracts	697,808	745,749	664,447	505,755	86,227	5,798	25,437
ValidSoft IP & Technology	2,270,396	2,270,396	2,270,396	2,270,396	2,118,829	2,068,307	853,446
	2,968,203	3,016,145	2,934,843	2,776,151	2,205,055	2,074,105	878,883

Note 7. Acquisition of ValidSoft Ltd

Following the acquisition of ValidSoft in 2010, the operating results of ValidSoft have been consolidated with those of the Company starting April 1, 2010.

Note 8. Overdraft

In 2004, Elephant Talk Ltd. executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of June 30, 2011, the overdraft balance, including accrued interest totaled, $294,539 compared to $278,637 as of December 31, 2010.  The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.  As of June 30, 2011, Moba Consulting Partners B.V., a subsidiary of the Company, had an overdraft of $58,942 compared to $78,101 as of December 31, 2010 on one of the company’s bank accounts.

Note 9. Accrued Expenses

As of June 30, 2011 and December 31, 2010, the accrued expenses comprised of the following:

	June 30, 2011	December 31, 2010
Accrued Selling, General & Administrative expenses	$1,389,234	$1,494,218
Accrued cost of sales and network	1,575,527	380,236
Accrued taxes	1,369,125	791,128
Accrued interest payable	722,095	653,146
Other	19,292	525,210
Total accrued expenses	$5,075,273	$3,843,938

Note 10. Loans Payable

	June 30, 2011	December 31, 2010
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$319,174	$319,182
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	190,711	190,716
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	84,797	84,799
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	282,653	282,660
Total	$877,334	$877,357

Elephant Talk Ltd has executed a credit facility with a bank in Hong Kong since June 29, 2004, under which Elephant Talk Ltd has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $715,471 as of June 30, 2011. As a result of the default, the entire loan balance outstanding at June 30, 2011, totaling $877,334, is due and payable to the bank. Furthermore, Elephant Talk Ltd is obligated to pay a default interest rate at the rate of 4.25% per annum in addition to the prescribed interest rate of the installment loans and term loan. Elephant Talk Ltd has recorded $7,801 and $60,474 in interest expense and default interest expense, respectively, on loans payable as of June 30, 2011 and $4.787 and $37,655 in interest expense as of June 30, 2010. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

Note 11. Loan from related parties

The Company’s 51% owned subsidiary ET-UTS N.V. has received $493,242 in interest bearing (8% per annum) unsecured loans from United Telecommunication Services N.V., the 49% shareholder in the subsidiary. The amount is inclusive of accumulated accrued interest. No maturity date has been fixed.

Note 12. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 101,101,456 shares of common shares issued and outstanding as of June 30, 2011, an increase of 12,440,608 shares since December 31, 2010, due to the shares issued in connection with warrant exercises (9,326,423), delivery of shares in relation to the automatic note conversion in 2010 (2,210,367), non-cash compensation of Management and Board members (225,169) Employee Option exercises (406,477) and Other issues (purchase of assets and consultancy services) (272,172).

Reconciliation with stock transfer agent records:

The number of 101,101,456 excludes the 245,900 unreturned and the 2,558,934 escrowed contingent shares (see below). The shares issued and outstanding as per June 30, 2011 according to the stock transfer agent’s records are therefore 103,906,290 and include 2,558,934 contingent shares for the ValidSoft acquisition and include 245,900 shares which were cancelled by the Company prior to 2006. However, the 245,900 shares were not returned to the stock transfer agent and never cancelled on the Company’s records. These shares have been blocked for trading by the Stock Transfer Agent.

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

During 2010 and in the first six months 2011 the Company did not issue any shares of Preferred Stock.

Note 13. Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 14. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of June 30, 2011, 222,867 stock options outstanding. There are 600,000 remaining shares and 177,133 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of June 30, 2011:

	Number of options	Excercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2010	307,742	$2.25	$398,608
Granted in 2011	—	—	—
Exercised	84,875	$2.25	$131,120
Cancelled/Forfeited/Returned to reserve	—	—	—
Outstanding as of June 30, 2011	222,867	$2.25	$267,488

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. Most of the options have already vested, others will vest August 20, 2011 at the latest or earlier if there is a change of control in the Company.

147,867 options will expire on December 31, 2011 the remainder will expire in 2013 at the latest.

Following is a summary of the status of options outstanding at June 30, 2011:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	222,867	0.84 years	$2.25	147,867	$2.25

At June 30, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was approximately $2,504.

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

As of June 30, 2011, a total of 7,876,053 stock options, 325,000 restricted common stock and 507,300 shares of common stock had been granted under this plan. Options granted generally begin vesting over a three-year period after grant date although options have been granted with a shorter period than three years. Options granted in the beginning expire two years from the date of vesting but the latest in 2010 issued options remain exercisable for nine years from the first date of vesting. It is expected that future options will be awarded with the nine-year exercise period after first vesting.

Increase of shares issuable under the plan

On January 24th, 2011 the board of directors of the Company passed a resolution to amend the 2008 Incentive Plan to increase the number of shares of common stock, no par value per share issuable under the 2008 Incentive Plan from 5,000,000 to 23,000,000. The Company shall present this amendment to the 2008 Incentive Plan for approval by its shareholders at its next annual meeting at September 14, 2011.

Common stock purchase options and warrants consisted of the following as of June 30, 2011:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2010	4,083,100	$1.35	$5,002,238
Granted in 2011	4,251,127	$2.51	$7,436,329
Exercised	354,792	$1.39	$462,431
Cancelled/Forfeited/Returned unused	103,382	$1.35	$163,149
Outstanding as of June 30, 2011	7,876,053	$1.82	$11,812,987

The options granted in 2011 were granted with an average exercise price of $2.51. The initial fair market value of the options granted using the Black-Sholes options model for these options has been valued at $7,436,329 at their initial grant-date.

Following is a summary of the status of options outstanding at June 30, 2011:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60-2.80	7,876,053	8.46 years	$1.822	1,010,376	$1.31

The weighted average assumptions used so far for the options granted in 2011 using the Black-Scholes options model are: volatility of 64%, term of 9.68 years and a Risk Free Interest Rate assumption of 3.32%. The expected dividend yield is zero.

At June 30, 2011 the not yet expensed portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $7,562,435. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns.

Stock-Based Compensation Expense

Under the provisions of ASC 718, the Company recorded for the six months ended June 30, 2011, $1,944,308 in stock-based compensation expense for the Non-Qualified Stock and Option Compensation Plan, director and executive officers compensation in stock and stock-based compensation for consultancy services.  For the comparable period in 2010 the expense was $1,235,328. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation.

Note 15. Commitments

As of June 30 2011, commitments of the Company relating to leases, co-location and office rents, regulatory and interconnection fees are as follows:

2011	2,915,552
2012	3,158,895
2013	2,505,530
2014	589,415
2015	352,460
Total	$9,521,851
As of June 30, 2011 the commitments of the Company relating to purchase orders are valued at cost of $58,010.

Note 16.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of June 30, 2011 and December 31, 2010 were as follows:

		As of	As of
Subsidiary	Noncontrolling Interest %	June 30, 2011	December 31, 2010

ETC PRS UK	49%	$10,559	$9,723
ETC PRS Netherlands	49%	141,032	129,870
ET Bahrain WLL	1%	6,378	6,385
ET ME&A FZ LLC	49.46%	37,099	37,081
Total		$195,067	$183,059

Note 17. Litigation

(a)  Manu Ohri Litigation

In March 2009 Manu Ohri (“Ohri”), the Company’s former chief financial officer from 2002 to 2006, commenced a lawsuit against the Company in the California Orange County Superior Court called Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609.  Ohri alleges that the Company breached a 2006 written employment contract, a 2007 oral consulting contract, and otherwise owes him the reasonable value of consulting services rendered.  Ohri seeks damages of $442,216 under the alleged employment contract, $56,951 under the alleged oral consulting agreement, stock options that he valued at $45,200 under the alleged oral consulting agreement, $14,316 for medical and dental insurance premiums, $4,226.40 for life and long term disability insurance premiums, pre-judgment interest, and costs of the litigation.  The Company denies Ohri's allegations and asserts several affirmative defenses.

The Company commenced a cross-complaint against Ohri to, among other things, invalidate his alleged 2006 employment contract and stock bonus, and to recover the stock bonus or its fair market value.

Phase 1 of the trial took place without a jury between June 27 and July 13, 2011.  The parties filed post-trial briefs, and are waiting for the court to announce its decision, which is expected within the next few weeks.  Any claims remaining after the court’s decision in Phase 1 may be tried in a second phase with a jury.

(b)  Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (the “Bank”), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company.  Various former officers and directors of ETL personally guaranteed the loans and overdraft account. The Bank alleges that ETL is in default on the loans and overdraft account, and that approximately $1,536,792.28 plus continuing interest is due.  The Bank alleges that the Company is directly liable to repay the loans and overdraft account as a successor in interest to ETL.  The Bank is suing the Company for breach of contract and common counts.  The Company denies the Bank’s allegations and asserts several affirmative defenses.  The Company contends that it has no direct, successor liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors.

A trial is set to start on October 3, 2011.

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

Note 18. Segment Information

Half year ended June 30, 2011

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$11,646,065	598,298	3,412,985	565,482	$16,222,830	$-	$20,506	$55,654	$16,298,990

Operating income (loss)	$(719,278)	$(227,278)	$(3,244,180)	$(2,709,356)	$(6,900,092)	$(385,834)	$(184,261)	$(4,332,517)	$(11,802,703)

Net income (loss):	$(697,382)	$(227,278)	$(3,238,320)	$(2,793,279)	$(6,956,259)	$(860,389)	$(184,261)	$(3,433,737)	$(11,434,647)

Identifiable assets	$9,814,822	$1,378,108	$16,551,945	$19,563,064	$47,307,939	$174,528	563,756	3,195,478	$51,241,701

Depreciation and amortization	$(60,063)	$(112,061)	$(1,108,846)	$(1,192,419)	$(2,473,389)	$(28,140)	$(9,629)	$(129,292)	$(2,640,450)

Capital expenditure	$-	$10,034	$5,596,821	$144,124	$5,750,979	$-	$-	$3,915	$5,754,894

Half year ended June 30, 2010

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$14,686,376	$845,412	$3,390,316	$171,730	$19,093,835	$-	$498,243	$25,512	$19,617,590

Operating income (loss)	$(1,144,634)	$(150,455)	$(1,378,778)	$(1,617,320)	$(4,291,188)	$(110,673)	$83,000	$(4,041,332)	$(8,360,192)

Net income (loss):	$(1,128,465)	$(150,455)	$(1,374,717)	$(1,634,220)	$(4,287,858)	$(568,246)	$83,000	$(21,923,616)	$(26,696,719)

Identifiable assets	$7,548,577	$1,136,100	$9,391,821	$17,779,896	$35,856,394	$550,564	$524,086	$4,456,005	$41,387,048

Depreciation and amortization	$(57,131)	$(106,945)	$(1,011,735)	$(857,114)	$(2,032,925)	$(27,709)	$(16,481)	$(283,007)	$(2,360,122)

Capital expenditure	$1,446	$1,989	$1,215,023	$-	$1,218,458	$(20,781)	$-	$16,609	$1,214,286

Note 19. Related Party Transactions

None.

Note 20. Subsequent Events

The Company’s management evaluated subsequent events through August 12, 2011.

Between July 1, 2011 and August 12, 2011 we received a total of $2,047,191 in gross proceeds from exercised warrants. For these proceeds we will issue a total of 1,498,127 shares of common stock. Portions of these share issuances have already taken place.

On July 28, 2011, the Company sent out a Notice of Redemption of Warrant to all the record holders of certain issued and outstanding common stock purchase warrants which were originally issued in connection with the private placement of units pursuant to that certain confidential private placement memorandum dated May 26, 2010.  The Redemption Notice informed the warrant holders that pursuant to the terms of the Warrants, the Warrants will be redeemed for cash at the redemption price of 0.001 per warrant on August 29, 2011. Accordingly, after the Redemption Date, the Warrants will no longer be exercisable for common stock of the Company and the holders will only have the right to receive the Redemption Price.

On August 1, 2011, Jacques D. Kerrest’s appointment as a member of the Board of Directors became effective. On the same date Yves van Sante who had been a representative of Elephant Talk’s major shareholder QAT Investments SA resigned from the board.  Mr. van Sante will maintain an affiliation with the ETAK board as an observer.

Actual issuances of shares in accordance with our stock transfer agents records between July 1, 2011 and August 12, 2011 were in total 1,792,561 shares as per below details:

•	400,000 shares were issued relating to a cash exercise of warrants which had been issued as part of the placement of the 2009 Promissory Note. Proceeds of $400,000 were received in July 2011.
•
870,834 shares were issued relating to the cash exercise of warrants which had been issued as part of the placement of shares under the Private Placement (PIPE) in 2010. Proceeds received in July and August were $1,306,251.

•
227,293 shares were issued relating to the cash exercise of warrants which had been issued as part of the consideration for services provided by the placement agent for their 2010 placement activities. Proceeds of $340,940 we're received in July 2011.

•	7,548 shares were issued as consideration for services provided following the terms of the agreement. No proceeds were received.
•	152,261 shares were issued as regular agreed non-cash compensation for directors and executive officers. No proceeds were received.
•	23,788 restricted shares were issued pursuant the settlement of an employee of the company. No proceeds were received.
•	110,837 shares were issued to the cash exercise of employee options at various exercise prices, the total proceed was $178,833.

The Company announced a joint venture with Meco Communication Holding AG (www.mecogroups.com) to launch mobile venture network enabler (MVNE) platforms in the UK, Europe, and Canada. As a first step, parties have agreed to conclude the joint venture agreement for Italy on 2 September 2011. The Italy joint venture comprises the sale by the Company of 49% of the ownership in Elephant Talk Communications Italy SrL to Meco Communication Holding AG (Meco) for the amount of Euro 1,225,000. The Italy joint venture will have 5 directors, three to be appointed by the company and two by Meco. The transaction allows the Company to keep control of the subsidiary.

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

•
In Spain, we have provided since June 2009, managed services to Vodafone Enabler (previously know as Vizzavi)  and migrated at the end of 2010 two additional MVNOs of Vodafone Enabler  to our platform and are in the process of preparing and implementing new ones.

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

•	In 2011 the company closed a contract with Zain KSA in Saudi Arabia to provide its mobile platform which is planned to be operational in the course of 2011.

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
•
The Company has announced in June 2011 an agreement with Sogeti BeLux (www.sogeti.be), a prominent provider of IT services in Belgium and Luxembourg. Sogeti BeLux will be the first reseller partner in continental Europe to provide ValidSoft's suite of multi-layered security products with strong, built-in privacy protections

•
ValidSoft was successful in a joint bid for the provision of a Self Certification project to an EU Government in the area of citizen benefit payments. The solution will evaluate the use of technology and incorporate ValidSoft’s Speaker Verification Platform, VALid-SVP™ to provide automation in the processing of citizen benefits with a view to achieving cost reduction and efficiencies.

•	ValidSoft has filed applications for two new patents in the Card Not Present fraud prevention area.
•
Agreement with Cumberland Building Society (www.cumberland.co.uk), the 15th largest building society in the UK with assets exceeding £1.5billion, to incorporate ValidSoft's VALid® solution technology into a new secure transaction service (Cumberland Building Society is a mutual organization owned by its current account holders and borrowers which follows a similar model of community banks in the US).

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

Telecom infrastructure & network

We currently operate a switch-based telecom network with national licenses and direct fixed line interconnects with the Incumbents/National Telecom Operators in seven (7) European countries, one (1) in the Middle East (Bahrain), and partnerships with telecom operators in Scandinavia, Poland and Germany, and France. To this we have added mobile access coverage in order to cater for our mobile services and solutions. Our first mobile partners are T-Mobile in the Netherlands, Vizzavi (a Vodafone company) in Spain, KPN in Belgium. In Saudi Arabia we partnered with Zain KSA to provide our mobile platform services.

Results of Operations

Our results of operations for the six months ended June 30, 2011, consisted of the operations of Elephant Talk Communications Inc., its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, Elephant Talk Global Holding BV and its subsidiaries and ValidSoft Ltd and its subsidiaries.

Although the vast majority of our business activities are carried out in Euros, we report our financial statements in US dollars (“USD”). The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro.  Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses.  Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses.  The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities.  In addition to reporting changes in our financial statements in USD as per the requirements of United States generally accepted accounting principles (“US GAAP”), we also highlight the impact of any material currency translation effect by providing a comparison between periods on a constant currency basis, where the most recent USD/Euro exchange rate is applied to previous periods.  Management believes that this allows for greater insight into the trends and changes in our business for the reported periods. Also, since we carry out our business activities primarily in Euro’s we do not currently engage in hedging activities.

Introduction

The business of the company is primarily related to mobile and security related solutions. By far the majority of investments and activities of the employees and long term consultants of the company are geared towards these types of business. This needs to be kept in mind when reading the financials statements of the company and the management discussion and analysis. In the first six months of 2011  most of the revenue of the company is still generated by landline business (Premium Rate Services, Landline Calling Plans and Other Revenue), but only requires a very small amount of resources from the company both in terms of human resources, facilities as well as capital expenditures. Even though the revenues in the first six months of 2011 were generated for more than 90% by landline business, the margin contribution largely comes from the mobile and security solutions business. Despite the large and expected decline in landline business over the past six months, the mobile and security solutions activities were 40% higher (in constant currency) compared with same period last year.
Within the mobile segment we distinguish between wholesale services and managed services. Wholesale services carry a much higher revenue than the managed services revenues, since wholesale services includes the sale of airtime. Managed services on the other hand have a much lower revenue, but have little cost of service compared to wholesale.

Adjusted EBITDA

We employ Adjusted EBITDA, defined as earnings before income taxes, depreciation and amortization and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding positive results.

A reconciliation of Adjusted EBITDA to net loss for each of the fiscal periods indicated is as follows:

	Six months ended
	June, 30
			2010 in
			constant
	2011	2010	currency
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(11,434,647)	$(26,696,719)	$(26,938,975)
Provision for income taxes	800	800	800
Net loss attributable to noncontrolling interest	-	2,283	756
Depreciation and amortization	2,640,450	2,360,122	2,478,698
Stock-based compensation	3,167,966	3,253,669	3,253,669
Other income & expenses	(368,856)	18,333,444	18,316,096
Adjusted EBITDA	$(5,994,287)	$(2,746,401)	$(2,888,956)

 (Note to Adjusted EBITDA table: 2010 figures only include three months of ValidSoft financials)

Impact of inclusion of ValidSoft financials for the six months ended June 30, 2010 – constant currency –:

Since ValidSoft only started to be consolidated into the Company’s financials as of 1 April 2010, ValidSoft financials for the first quarter previous year are not included in our financials reports.

The adjusted EBITDA for ValidSoft in the previous year (Q1 2010) was ($907,693), comprising of Net Loss ($966,328), adjusted for depreciation of $ 5,827 and interest income and expenses of 52,808.

If for purposes of comparison we include the Q1 2010 adjusted EBITDA of ValidSoft into previous year financials, the six months ended 30 June of the previous year would show an adjusted EBITDA of ($3,796,649).

Revenue
Revenue for the three months ended June 30, 2011 was $7,790,976, a decrease of $ 1,882,849 or 19.5%, compared to $9,673,825 for the three months ended June 30, 2010. Revenue for the six months ended June 30, 2011 was $16,298,990, a decrease of $3,318,600 or 16.9%, compared to $19,617,590 for the six months ended June 30, 2010.

Revenue - Constant currency
In constant currency, the revenue for the three months ended June 30, 2011 decreased by $3,069,049 or 28.8% compared to the same period in 2010.

In constant currency, the revenue for the six months ended June 30, 2011 decreased by $4,406,617 or 21.3% compared to the same period in 2010 The decrease in revenue was the result of the expected continued decrease in our low margin legacy landline business by $5,121,779, which was partly off-set by the increase in our higher margin mobile and security solutions business of $715,162 compared to the same period in 2010.

				Variance 2011
			June 30, 2010	versus 2010
Revenue	June 30, 2011	June 30, 2010	constant currency	constant currency
Landline Services	$13,838,888	$17,966,458	$18,960,667	$-5,121,779
Mobile & Security Solutions	2,460,102	1,651,132	1,744,940	715,162
Total Revenue	$16,298,990	$19,617,590	$20,705,607	$-4,406,617

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

Cost of service for the three months ended June 30, 2011 was $7,494,679, a decrease of $1,510,715 or 16.8%, compared to $9,005,394 for the three months ended June 30, 2010. Cost of service for the six months ended June 30, 2011 was $15,052,164, a decrease of $3,327,118 or 18.1%, compared to $18,379,282 for the six months ended June 30, 2010. The decrease in cost of service was mainly caused by the decrease in revenues in our low margin legacy landline business.

Cost of service – constant currency

In constant currency, the cost of service for the three months ended June 30, 2011 decreased by $2,616,479 or 26.4% compared to the same period in 2010, primarily as a result of lower levels of landline revenue. Cost of service, as a percent of revenue, expressed in constant dollar terms was 96.4% and 93.2% for the three months ended June 30, 2011 and 2010, respectively.

In constant currency, the cost of service for the six months ended June 30, 2011 decreased by $4,351,126 or 22.4% compared to the same period in 2010, primarily as a result of lower levels of landline revenue. Cost of service, as a percent of revenue, expressed in constant dollar terms was 92.4% and 93.7% for the six months ended June 30, 2011 and 2010, respectively.

Despite the increase of cost of service in the second quarter 2011 following the fact that little revenues were generated by one-off mobile fees during that period, management expects cost of service as a percent of revenue to decline in the future as a greater proportion of future revenue is comprised of our mobile services and ValidSoft security solutions, which have a substantially lower cost of service than our traditional PRS business.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2011 and 2010 were $3,824,756 and $2,079,359, respectively. SG&A expenses increased by $1,745,397, or 83.9%, in 2011 compared to 2010.

Selling, general and administrative (“SG&A”) expense for the six months ended June 30, 2011 and 2010 were $7,241,113 and $3,984,709, respectively. SG&A expenses increased by $3,256,404, or 81.7%, in 2011 compared to 2010.
For explanation of the variances see section “constant currency” below.

Selling, general and administrative – constant currency

In constant currency, SG&A for the three months ended June 30, 2011 increased by $1,496,392, or 65.9%, compared to the same period in 2010. This was led by an increase of 23.4% in our staffing levels on June 30, 2011 compared to June 30, 2010, largely in sales and European hires, as well as by higher marketing and selling costs.

In constant currency, SG&A for the six months ended June 30, 2011 increased by $3,049,835, or 72.8%, compared to the same period in 2010. This increase was for 44.6% caused by the fact that the Validsoft first quarter financials were not included in the six months ended June 30, 2010. The remainder of the increase was the result of the previously mentioned growth of the organization.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the three and six months ended June 30, 2011 was $2,037,903 and $3,167,966, respectively, compared to $2,712,756 and 3,253,669, for the corresponding 2010 periods. The high Q2 2010 compensation is primarily attributable to the fact that non-cash compensation for directors and executive officers related to first quarter 2010 was only accounted for as of the second quarter 2010.

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

Depreciation and amortization

Depreciation and amortization for the three and six months ended June 30, 2011 was $ 1,337,775 and $ 2,640,450, respectively, compared to $1,515,428 and $2,360,122 in the corresponding 2010 periods. In the three month ended June 30, 2011, depreciation and amortization decreased by $177,653 or 11.7% compared to the same period 2010. In the six month ended June 30, 2011, depreciation and amortization increased by $280,328 or 11.9% compared to the same period 2010.

Depreciation and amortization – constant currency

In constant currency, the depreciation and amortization expenses for the three months ended June 30, 2011 decreased by $318,819 or 19.6% compared to the same period in 2010. In constant currency, the depreciation and amortization expenses for the six months ended June 30, 2011 increased by $161,753 or 6.5% compared to the same period in 2010.

Other Income and Expenses

Interest income was $24,145 and $32,520 for the three months ended June 30, 2011 and 2010 respectively. Interest income was $47,131 and $65,119 for the six months ended June 30, 2011 and 2010 respectively. Interest income was interest received on bank balances.

Interest expense was $71,511 and $535,887 for the three months ended June 30, 2011 and 2010 respectively. Interest expense was $138,275 and $982,427 for the six months ended June 30, 2011 and 2010 respectively. High levels of interest expense in 2010 were due to higher levels of debt financing and less favorable interest rates. Interest charges decreased with the automatic conversion of the QAT 2010 bridge loan and 2009 promissory notes on November 19, 2010.

Other income was $230,000 and $0 for the three months ended June 30, 2011 and 2010 respectively, and $460,000 and $0 for the six months ended June 30, 2011 and 2010 respectively. Other income was the result of the release of a FIN48 provision following a successful abatement request with the IRS for the year 2007. Following this success full abatement the company also decided to release a similar provision it had made for a potential IRS fine for the year 2008.

Interest expense related to amortization of debt discount on promissory notes was $0 and $4,959,044 for the three months ended June 30, 2011 and 2010 respectively. In the six months ended June 30, 2011 and 2010, interest expenses related to amortization of debt discount on promissory notes were $0 and $7,545,823 respectively. The decrease was the result of the conversion of the 2009 Promissory Notes into equity in the fourth quarter 2010.

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

During the three and six months ended June 30, 2011, we incurred a non-controlling interest income attributable to minority shareholders of $80 and $0 respectively. During the same period in 2010, we incurred a non-controlling interest charge of $1,785 and $2,283.

Net Loss

Net Income/(Loss) was $(6,721,423) and $(14,358,524) for the three months ended June 30, 2011 and 2010 respectively, and $(11,434,647) and $(26,696,719) for the six months ended June 30, 2011 and 2010 respectively.

Other Comprehensive Income/(Loss)

We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income/(Loss) for the six months ended June 30, 2011 and 2010 was $3,257,603 and $(3,690,746) respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of $166,253,083 as of June 30, 2011.  Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements.  In the first six months 2011 we received a total of $13,587,674 in gross proceeds from exercised warrants. In the period subsequent to June 30, 2011 until August 12, 2011 we received an additional $ 2,226,024 from exercised warrants and employee options.

Management plans to finance operating costs over the next twelve months with existing cash on hand, the proceeds from the 28 July, 2011 redemption notice of common stock warrants issued to investors and therefore management believes they have sufficient cash to meet their needs for the next 12 months.

Cash and cash equivalents as of June 30, 2011	$4,652,182

Subsequent voluntary exercise of 400,000 warrants related to the placement of the 2009 Promissory Notes.	$400,000
Subsequent voluntary exercise of 227,293 warrants issued as part of the consideration for services provided by the placement agent for their 2010 placement activities	340,940
Subsequent voluntary exercise of 870,834 warrants issued as part of the placement of shares under the Private Placement (PIPE) in 2010	1,306,251
Subsequentexercise of employee 110,837 options at various exercise prices	178,833
Expected exercise of 6.8 million called warrants ($1.50) issued as part of the placement of shares under the Private Placement (PIPE) in 2010	10,200,000	1) see important note below
Total expected subsequent proceeds from warrant & option exercises in July / August	12,426,024

1) On July 28, 2011, the Company sent out a Notice of Redemption of Warrant to all the record holders of certain issued and outstanding common stock purchase warrants which were originally issued in connection with the private placement of units pursuant to that certain confidential private placement memorandum dated May 26, 2010.  The Redemption Notice informed the warrant holders that pursuant to the terms of the Warrants, the Warrants will be redeemed for cash at the redemption price of 0.001 per warrant on August 29, 2011. Accordingly, after the Redemption Date, the Warrants will no longer be exercisable for common stock of the Company and the holders will only have the right to receive the Redemption Price. Management of the Company cannot fully forecast the total number of warrants that will be exercised.

In the event the expected revenues are delayed or less than expected and necessary investments are required earlier or larger than planned, the Company plans to seek additional financing and, where useful, curtail the organization and research and development efforts.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2011 was $6,031,323 compared to $6,841,983 in the six months ended June 30, 2010, a decrease of $810,660. The reasons for the decrease in net cash used are increased accounts payable and accrued expenses caused by extending payment terms or delayed invoicing by suppliers. This offset the increased net cash used

Investment activities

Net cash used in investment activities for six months ended June 30, 2011 was $5,754,870, an increase of $4,589,181 (or 393.7%) compared to $1,165,689 in the first half year 2010. The increase was primarily attributable to the purchase of telecommunication equipment, systems and software for planned customer rollouts.

Financing activities

Net cash received by financing activities for the six months ended June 30, 2011 was $13,597,666.

As a result of the above activities, the Company had the cash and cash equivalents balance of $4,652,182 as of June 30, 2011, a net increase in cash and cash equivalents of $2,406,485 compared to June 30, 2010

Off- Balance Sheet Arrangements
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

 Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 “Compensation-Stock Compensation”, using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

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

Intangible Assets and Impairment of long Lived Assets

In accordance with ASC 350, intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment”, annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

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

Changes in Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the six months  ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

(a) Manu Ohri Litigation

In March 2009 Manu Ohri (“Ohri”), the Company’s former chief financial officer from 2002 to 2006, commenced a lawsuit against the Company in the California Orange County Superior Court called Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609. Ohri alleges that the Company breached a 2006 written employment contract, a 2007 oral consulting contract, and otherwise owes him the reasonable value of consulting services rendered.  Ohri seeks damages of $442,216 under the alleged employment contract, $56,951 under the alleged oral consulting agreement, stock options that he valued at $45,200 under the alleged oral consulting agreement, $14,316 for medical and dental insurance premiums, $4,226.40 for life and long term disability insurance premiums, pre-judgment interest, and costs of the litigation. The Company denies Ohri's allegations and asserts several affirmative defenses.

The Company commenced a cross-complaint against Ohri to, among other things, invalidate his alleged 2006 employment contract and stock bonus, and to recover the stock bonus or its fair market value.

Phase 1 of the trial took place without a jury between June 27 and July 13, 2011. The parties filed post-trial briefs, and are waiting for the court to announce its decision, which is expected within the next few weeks.  Any claims remaining after the court’s decision in Phase 1 may be tried in a second phase with a jury.

(b) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (the “Bank”), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a Hong Kong subsidiary of the Company. Various former officers and directors of ETL personally guaranteed the loans and overdraft account. The Bank alleges that ETL is in default on the loans and overdraft account, and that approximately $1,536,792.28 plus continuing interest is due.  The Bank alleges that the Company is directly liable to repay the loans and overdraft account as a successor in interest to ETL.  The Bank is suing the Company for breach of contract and common counts.  The Company denies the Bank’s allegations and asserts several affirmative defenses. The Company contends that it has no direct, successor liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors.

A trial is set to start on October 3, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011 the company sold an aggregate number of 337,857 shares as per the following breakdown:

On April 1, 2011, we issued 5,188 restricted shares as non-cash consideration for consultancy services provided. The cost-basis at issue had been determined at $16,110 following the initial cash agreements (GBP 10,000 at $1,611) in combination with a 10% discount in the contract.

On April 27, 2011 we issued 225,169 shares as regular ‘non-cash compensation in lieu of cash” compensation to management and board members in accordance with a pre-determined conversion formula relating to the first quarter of 2011 (215,774) and some remaining shares for the year 2010 (9,395) expensed at a total amount of $561,169.

On May 27, 2011, we issued 27,500 restricted shares as non-cash consideration for consultancy services provided. The cost-basis at issue had been determined at $68,750 following the number of shares agreed upon multiplied by the share closing price at the date of the agreement.

On June 30, 2011, we issued 80,000 restricted shares as non-cash consideration for consultancy services provided. The cost-basis at issue had been determined at $188,000 following the number of shares agreed upon multiplied by the share closing price at the date of the agreement.

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

ELEPHANT TALK COMMUNICATIONS, INC.

August XX, 2011	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

August XX, 2011	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4