Form 10-Q/A
period 2011-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2011-08-16
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Elephant Talk Communications, Inc. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which was originally filed on August 15, 2011 (the “Original Filing”) for purposes of correcting formatting and grammatical errors and including the certifications pursuant to Rule 13a-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

In the event the anticipated revenues are delayed or are less than anticipated and additional cash is required, the Company expects to seek additional financing and/or reduce costs expended on its research and development efforts.

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

In the event the anticipated revenues are delayed or are less than anticipated and additional cash is required, the Company expects to seek additional financing and/or reduce costs expended on its research and development efforts.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page 32.

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page 33.

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page 34.

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page 35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS, INC.

August 16, 2011	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

August 16, 2011	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	32

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	33

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35