Form 10-Q/A
period 2011-06-30
ELEPHANT TALK COMMUNICATIONS INC
filed 2011-08-18
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Elephant Talk Communications, Inc. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 (the “Amendment No. 2”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which was originally filed on August 15, 2011 (the “Original Filing”) and subsequently amended by a Form 10-Q/A filed on August 16, 2011 (the “Amendment No. 1” and together with the Original Filing “Form 10-Q”), for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 2 speaks as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 *           These exhibits were previously included in our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 16, 2011.

** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS, INC.

August 18, 2011	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

August 18, 2011	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)