Form 10-Q
period 2011-09-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2011-11-14
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

000-30061
(Commission file No.)

ELEPHANT TALK COMMUNICATIONS, CORP.
(Exact name of small business issuer as specified in its charter)

DELAWARE	95-4557538
(State or other jurisdiction of	(I.R.S. employer identification no.)
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
Yes ☐ No ☒

As of November 9, 2011, there were 112,882,980 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS, CORP.
TABLE OF CONTENTS
FORM 10-Q
September 30, 2011

PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

 ELEPHANT TALK COMMUNICATIONS, CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,845,983	$2,245,697
Restricted cash	192,028	190,312
Accounts receivable, net of an allowance for doubtful accounts of $264,696 and $119,044 at September 30, 2011 and December 31, 2010 respectively	6,714,739	5,600,562
Prepaid expenses and other current assets	1,436,478	2,337,914
Total Current Assets	19,189,328	10,374,485

LONG TERM DEPOSITS	675,757	610,486

PROPERTY AND EQUIPMENT, NET	13,134,544	8,452,588

INTANGIBLE ASSETS, NET	14,544,434	16,253,587

GOODWILL	3,316,692	3,230,786

TOTAL ASSETS	$50,860,755	$38,921,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$302,605	$356,738
Accounts payable and customer deposits	3,686,149	4,703,875
Deferred Revenue	417,544	—
Accrued expenses and other payables	3,278,146	3,843,938
Loans payable	957,730	877,357
Total Current Liabilities	8,642,174	9,781,908

LONG TERM LIABILITIES
Trade note payable	392,590	—
Loan from related party	503,173	468,756
Total Long term Liabilities	895,763	468,756

Total Liabilities	9,537,937	10,250,664

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 109,853,289 issued and outstanding as of September 30, 2011 compared to 88,660,848 shares issued and outstanding as of December 31, 2010	214,247,496	183,825,665
Accumulated other comprehensive income (loss)	412,941	(519,020)
Accumulated deficit	(173,524,190)	(154,818,436)
Elephant Talk Communications, Corp. Stockholders' Equity	41,136,247	28,488,209

NON-CONTROLLING INTEREST	186,571	183,059
Total Stockholders' Equity	41,322,818	28,671,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,860,755	$38,921,932

 The accompanying notes are an integral part of the unaudited consolidated financial statement

ELEPHANT TALK COMMUNICATIONS, CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Period ended September,		Period ended September,
	2011	2010	2011	2010
REVENUES	$7,796,936	$9,040,397	$24,095,926	$28,657,987

COST AND OPERATING EXPENSES
Cost of service	6,996,525	8,638,506	22,048,689	27,017,788
Selling, general and administrative expenses	4,325,272	2,795,572	11,566,385	6,780,281
Non cash compensation to officers, directors and employees	2,432,317	779,539	5,600,283	4,033,208
Depreciation and amortization of intangible assets	1,353,450	1,481,451	3,993,900	3,841,573
Total cost and operating expenses	15,107,564	13,695,068	43,209,257	41,672,850

LOSS FROM OPERATIONS	(7,310,628)	(4,654,671)	(19,113,331)	(13,014,863)

OTHER INCOME (EXPENSE)
Interest income	74,988	40,566	122,119	105,685
Interest expense	(35,467)	(538,214)	(173,742)	(1,520,641)
Other income	—	—	460,000	—
Interest expense related to amortization of debt discount on promissory notes	—	(1,796,203)	—	(9,342,026)
Change in fair value of warrant liabilities	—	(18,330,773)	—	(27,079,551)
Amortization of deferred financing costs	—	(566,478)	—	(1,688,013)
Total other income (expense)	39,521	(21,191,102)	408,377	(39,524,546)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,271,107)	(25,845,773)	(18,704,954)	(52,539,409)
Provision for income taxes	-	-	(800)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(7,271,107)	(25,845,773)	(18,705,754)	(52,540,209)
Net (loss) income attributable to non-controlling interest	-	(452)	-	(2,735)
NET LOSS	(7,271,107)	(25,846,225)	(18,705,754)	(52,542,944)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(2,325,642)	2,937,463	931,961	(753,283)
	(2,325,642)	2,937,463	931,961	(753,283)

COMPREHENSIVE LOSS	$(9,596,749)	(22,908,762)	$(17,773,793)	$(53,296,227)

Net loss per common share and equivalents - basic and diluted	$(0.07)	$(0.36)	$(0.18)	$(0.83)

Weighted average shares outstanding during the period - basic and diluted	107,842,911	72,141,821	101,492,507	63,212,715

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Period Ended,
	September 30,	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,705,754)	$(52,542,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,993,900	3,841,573
Provision for doubtful accounts	141,298	(670,561)
Stock based compensation	5,185,493	3,566,225
Noncontrolling interest	--	2,735
Amortization of Shares issued for Consultancy	414,790	466,983
Issuance of stock	--	397,542
Change in fair value of warrant liabilities	--	27,079,551
Amortization of deferred financing costs	--	1,688,013
Interest expense relating to debt discount and conversion feature	--	9,342,026
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,156,321)	(1,140,166)
Decrease (Increase) in prepaid expenses, deposits and other assets	1,007,688	(1,172,496)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(1,123,577)	(1,663,837)
Increase (decrease) in deferred revenue	431,794	(131,831)
Increase (decrease) in accrued expenses and other payables	(1,488,451)	1,159,963
Net cash used in operating activities	(11,299,140)	(9,777,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,438,506)	(2,448,278)
Restricted cash	37	30
Cash received from acquisition of subsidiary	--	48,577
Loan to third party	(111,236)	--
Net cash used in investing activities	(6,549,705)	(2,399,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Trade note payable	392,590	--
Bank overdraft	--	17,926
Deferred financing costs	--	(205,326)
Loan from related party QAT Bridge Loan	--	2,518,220
Loan from related party Bridge SPA	--	2,885,000
Proceeds from Private Placement Offering	--	8,387,550
Exercise of warrants & options	25,601,365	25,000
Placement & Solicitation fees	(1,027,522)	(1,420,720)
Net cash provided by financing activities	24,966,433	12,207,650

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,482,698	144,093
NET DECREASE IN CASH AND CASH EQUIVALENTS	8,600,286	174,848
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,245,697	1,457,900
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$10,845,983	$1,632,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$--	$669,523

The accompanying notes are an integral part of the unaudited consolidated financial statements

	September 30,	September 30,
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:	2011	2010
Increase in Share Capital due to Acquisitions and Non-cash Compensation	--	14,710,361
Increase of Share Capital due to Exercise of Warrants and Conversion of Notes	--	673,429
Decrease of Net Debt due to Conversion of Notes	--	3,744
Changes in warrants liabilities	--	497,536
Changes in convertible note	--	187,443
Increase of Warrants due to fundraising of Convertible Notes	--	7,539,585

The accompanying notes are an integral part of the unaudited consolidated financial statements

ELEPHANT TALK COMMUNICATIONS, CORP. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

Reincorporation of the Company into a Delaware Company (now: Elephant Talk Communications Corp.)

On September 30, 2011, Elephant Talk Communications, Inc. (the “Company”) received notification that its certificate of merger (the “Certificate of Merger”) of Elephant Talk Communications, Inc. a California corporation, into Elephant Talk Communications Corp. (“ETAK Delaware”), a Delaware corporation, was accepted by the Delaware Secretary of State on September 26, 2011.  The Certificate of Merger was filed with the California Secretary of State on September 26, 2011.  Pursuant to the Certificate of Merger, the Company was merged with and into ETAK Delaware such that the Company is now a Delaware corporation (the “Reincorporation”).

The mechanism of the Reincorporation, reasons for the Reincorporation and comparison of the certificate of incorporations and bylaws of the Company and ETAK (Delaware), the surviving company, were outlined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 26, 2011.

The Company

Elephant Talk Communications, Corp. (“Elephant Talk,” “we,” “us” or the “Company”), is an international provider of business software and services to the telecommunications and financial services industries. The company enables both mobile network operators (“MNOs”) and virtual operators (“MVNOs”) to offer a full suite of products, delivery platforms, support services, superior industry expertise and high quality customer service without substantial upfront investments from clients. Elephant Talk provides global telecommunication companies, MNOs, banks, supermarkets, consumer product companies, media firms, and other businesses a full suite of products and services that enables them to fully provide telecom services as part of their business offerings. The company offers various dynamic products that include remote health care, credit card fraud prevention, mobile internet ID security, multi-country discounted phone services, loyalty management services, and a whole range of other emerging customized mobile services.

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

Principles of Consolidation

The accompanying consolidated financial statements for September 30, 2011 and December 31, 2010 include the accounts of Elephant Talk Communications Corp., including:

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $173,524,190 as of September 30, 2011 and further losses are anticipated in the development of its business. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to finance operating costs over the next twelve months with existing cash on hand and additional revenues from contracts and therefore management believes they have sufficient cash to meet their needs for the next 12 months.

In the event the anticipated revenues are delayed or are less than anticipated and additional cash is required, the Company expects to seek additional financing, call outstanding warrants and/or reduce costs expended on its research and development efforts.

Note 2. Significant Accounting Policies

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss). The accumulated other comprehensive income/(loss) as of September 30, 2011 and December 31, 2010 was $412,941 and ($519,020), respectively. The foreign currency translation gain/(loss) for the three months ended September 30, 2011 and 2010 was ($2,325,642) and $2,937,463, respectively. The foreign currency translation gain/(loss) for the nine months ended September 30, 2011 and 2010 was $931,961 and ($753,283), respectively.

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

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis.  As of September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $264,696 and $119,044, respectively.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. For the first nine months of 2011 and 2010 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

Intangible Assets

In accordance with ASC 350, intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment, annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

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

ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this to have a material impact on its financial statements.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

There have been no new accounting pronouncements issued during the nine months ended September 30, 2011 that are of significance, or potential significance, to the Company. Any recent accounting pronouncement that are of significance, or potential significance, to the company are set forth in the Company’s Annual report on Form 10K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

Note 3. Long Term Deposit

Long-term deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities for the total amount of $675,757 as of September 30, 2011 compared with $610,486 as of December 31, 2010.  The carrier deposits are refundable at the termination of the business relationship with the carriers.

Note 4. Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets recorded at $1,436,478 as of September 30, 2011, compared with $2,337,914 as of December 31, 2010.  The amount consists primarily of prepaid Value Added Tax (“VAT”).

Note 5. Property & Equipment

The Company’s Property & Equipment also include   the capitalization of its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform
•	CRM provisioning Software
•	Mediation, Rating & Pricing engine
•	ValidSoft security software applications
•	Operations and business support software
•	Network management tools

Property and equipment at September 30, 2011 and December 31, 2010 consist of:

	Average Estimated	September 30,	December 31,
	Useful Lives	2011	2010
Furniture and fixtures	5	290,236	215,905
Computer, communication and network equipment	3 - 10	14,680,915	9,724,189
Software	5	4,302,323	4,187,523
Automobiles	5	128,493	125,241
Construction in progress		3,309,259	1,984,674
Total property and equipment		22,711,226	16,237,531

Less: accumulated depreciation		(9,576,682)	(7,784,943)
Total property and equipment, Net		$13,134,544	$8,452,588

Total depreciation expense for the three months ended in September 30, 2011 and 2010 was $583,789 and $494,031 respectively. Total depreciation for the nine months ended in September 30, 2011 and 2010 was $769,661 and $1,653,327 respectively.

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

Intangible assets at September 30, 2011 and December 31, 2010 consist of:

	Average Estimated Useful Lives	September 30, 2011	December 31, 2010
Customer Contracts, Licenses , Interconnect & Technology	5-10	$11,878,339	$11,615,700
ValidSoft IP & Technology	1-10	16,126,615	15,639,154
Total intangible assets		28,004,954	27,254,854

Less: Accumulated Amortization and impairment charges		(9,401,983)	(8,684,964)
Less: Accumulated Amortization ValidSoft IP & Technology		(4,058,537)	(2,316,303)
Total intangible assets, Net		$14,544,434	$16,253,587

Total amortization expense for the three months ended September 30, 2011 totaled $769,661 compared to $987,420 for the same period of 2010. Amortization for the nine months ended September 30, 2011 and 2010 totaled $2,321,876 and $2,206,246 respectively.

Goodwill	September 30,	December 31,
	2011	2010
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
End of period exchange rate translation	(117,141)	(203,047)
Total	$3,316,692	$3,230,786

Estimated future amortization expense related to our intangible assets is:

	2011	2012	2013	2014	2015	2016	2017 thereafter
Interconnect licenses and contracts	771,675	753,594	648,348	353,282	18,457	442	0
ValidSoft IP & Technology	2,277,648	2,277,648	2,277,648	2,176,281	2,074,914	1,061,683	281,204
	3,049,324	3,031,243	2,925,997	2,529,562	2,093,371	1,062,125	281,204

Note 7. Acquisition of ValidSoft Ltd

Following the acquisition of ValidSoft in 2010, the operating results of ValidSoft have been consolidated with those of the Company starting April 1, 2010.

Note 8. Overdraft

In 2004, Elephant Talk Ltd, a subsidiary of the Company executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of September 30, 2011, the overdraft balance, including accrued interest totaled, $302,605 compared to $278,637 as of December 31, 2010.  The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.  Further detail can be found in Note 18, Litigation. As of September 30, 2011, Moba Consulting Partners B.V., a subsidiary of the Company, had an overdraft of $0 compared to $78,101 as of December 31, 2010 on one of the company’s bank accounts.

Note 9. Accrued Expenses

As of September 30, 2011 and December 31, 2010, the accrued expenses comprised of the following:

	September 30, 2011	December 31, 2010
Accrued Selling, General & Administrative expenses	$1,202,139	$1,494,218
Accrued cost of service	531,670	380,236
Accrued taxes	880,086	791,128
Accrued interest payable	664,251	653,146
Other	0	525,210
Total accrued expenses	$3,278,146	$3,843,938

Note 10.   Loans Payable

	September 30, 2011	December 31, 2010
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$318,772	$319,182
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	253,279	190,716
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	103,382	84,799
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	282,297	282,660
Total	$957,730	$877,357

Elephant Talk Ltd has executed a credit facility with Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (the “Bank”),since June 29, 2004, under which Elephant Talk Ltd has borrowed funds from the bank under three installment loans and a term loan arrangement. Elephant Talk Ltd is in default of making loan payments on all the loans and has recorded an accrued interest amounting to $664,251 as of September 30, 2011.
In December 2009 the Bank commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Corp., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a wholly-owned Hong Kong subsidiary of Elephant Talk Communications Corp. (“ETC”)  Various former officers and directors of ETL personally guaranteed the loans and overdraft account.

The Bank is suing Elephant Talk Inc. (ETC) for breach of contract and an open book account. ETC denies the Bank’s allegations and asserts several affirmative defenses.  ETC contends that it has no direct liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors. The Bank and ETC stipulated to try the case in the court without a jury.  The trial started on October 5, 2011, and concluded on October 12, 2011.
The court issued its statement of decision in favor of ETC from the bench on October 12, 2011, determining, among other things, that
•	ETC is not liable as a successor in interest or otherwise on the Bank loans and overdraft account to ETL;
•	ETC is not liable on the Bank’s claims because the Bank filed its action after the applicable California 4-year statute of limitations had expired; and
•	ETC is not liable to the Bank under the alternative theories of negligent or intentional misrepresentation.
The court directed ETC to submit a proposed judgment in its favor on the statement of decision. Once the final judgment is entered in favor of ETC, the Bank may exercise a right to appeal the decision within 60 days.

Note 11. Trade note payable

The company entered into an arrangement with a vendor for the supply of telecommunication equipment whereby extended credit terms were agreed over and above normal credit terms. The extended credit terms stipulate a repayment of the outstanding purchase price consideration over a period of 24 months starting October 2011. The trade note payable amount relates to the portion of this outstanding price consideration due after one year.

Note 12. Loan from related parties

The Company’s 51% owned subsidiary ET-UTS N.V. has received $503,173 in interest bearing (8% per annum) unsecured loans from United Telecommunication Services N.V., the 49% shareholder in the subsidiary. The amount is inclusive of accumulated accrued interest. No maturity date has been fixed.

Note 13. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 109,853,289 shares of common shares issued and outstanding as of September 30, 2011, an increase of 21,192,441 shares since December 31, 2010, due to the shares issued in connection with warrant exercises (17,703,551), delivery of shares in relation to the automatic conversion of the 2009 Promissory Notes in 2010 (2,210,367), non-cash compensation of Management and Board members (377,430), Employee Option exercises (597,585) and Other issues (purchase of assets, back pay settlement with employee and consultancy services (303,508).

Reconciliation with stock transfer agent records:

The number of 109,853,289 excludes the 245,900 unreturned and the 2,558,934 escrowed contingent shares (see below). The shares issued and outstanding as per September 30, 2011 according to the stock transfer agent’s records are therefore 112,658,123 and include 2,558,934 contingent shares for the ValidSoft acquisition and include 245,900 shares which were cancelled by the Company prior to 2006. However, the 245,900 shares were not returned to the stock transfer agent and never cancelled on the Company’s records. These shares have been blocked for trading by the Stock Transfer Agent.

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

During 2010 and in the first nine months 2011 the Company did not issue any shares of Preferred Stock.

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

Note 15. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of September 30, 2011, 163,200 stock options outstanding. There are 600,000 remaining shares and 95,912 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of September 30, 2011:

	Number of options	Excercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2010	307,742	$2.25	$398,608
Granted in 2011	—	—	—
Exercised	131,478	$2.25	$197,763
Cancelled/Forfeited/Returned to reserve	13,064	$2.25	$11,147
Outstanding as of September 30, 2011	163,200	$2.25	$189,698

The options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. All granted options are vested.

118,200 options will expire on December 31, 2011 the remainder will expire in 2013 at the latest.

Following is a summary of the status of options outstanding at September 30, 2011:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	163,200	1.05 years	$2.25	133,200	$2.25

At September 30, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan had been recognized in the company’s profit and loss account over the previous years.

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

Increase in 2011 of shares issuable under the plan

On January 24, 2011 the board of directors of the Company passed a resolution to amend the 2008 Incentive Plan to increase the number of shares of common stock, no par value per share issuable under the 2008 Incentive Plan from 5,000,000 to 23,000,000. This amendment to the 2008 Incentive Plan was approved by its shareholders at its annual meeting held at September 14, 2011.

As of September 30, 2011, a total of 7,921,508 stock options, 325,000 restricted common stock and 507,300 shares of common stock had been granted under this plan. Options granted generally begin vesting over a three-year period after grant date although options have been granted with a shorter period than three years. Options granted in 2008 and 2009 expire two years from the date of vesting but the latest in 2010 issued options remain exercisable for nine years from the first date of vesting. It is expected that future options will be awarded with the nine-year exercise period after first vesting.

Common stock purchase options and warrants consisted of the following as of September 30, 2011:

		Average	Initial Fair
	Number of	Exercise	Market
	shares	Price	Value
Options:
Outstanding as of December 31, 2010	4,083,100	$1.35	$5,002,238
Granted in 2011	4,474,253	$2.52	$7,894,700
Exercised	457,630	$1.39	$595,533
Cancelled/Forfeited/Returned unused	178,215	$1.67	$281,436
Outstanding as of September 30, 2011	7,921,508	$1.81	$12,019,969

The options granted in 2011 were granted with an average exercise price of $2.52. The initial fair market value of the options granted using the Black-Sholes options model for these options has been valued at $7,894,700 at their initial grant-date.

Following is a summary of the status of options outstanding at September 30, 2011:

	Options outstanding			Options exercisable
Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60 - $3.39	7,921,508	8.24 years	$1.813	954,208	$1,31

The weighted average assumptions used so far for the options granted in 2011 using the Black-Scholes options model are: volatility of 64%, term of 9.67 years and a Risk Free Interest Rate assumption of 3.268%. The expected dividend yield is zero.

At September 30, 2011 the not yet expensed portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $5,876,795. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns.

Stock-Based Compensation Expense

Under the provisions of ASC 718, the Company recorded for the nine months ended September 30, 2011, $3,863,305 in stock-based compensation expense for the Non-Qualified Stock and Option Compensation Plan, director and executive officers compensation in stock and stock-based compensation for consultancy services. For the comparable period in 2010 the expense was $1,922,369. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation.

Note 16. Commitments

As of September 30, 2011, commitments of the Company relating to leases, co-location and office rents, regulatory and interconnection fees are as follows:

2011	2,294,445
2012	3,560,623
2013	2,509,516
2014	845,850
2015	467,628
Total	$9,678,062

As of September 30, 2011 the commitments of the Company relating to purchase orders are valued at cost of $793,441.

Note 17.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of September 30, 2011 and December 31, 2010 were as follows:

	Noncontrolling	As of September 30,	As of December 31,
Subsidiary	Interest %	2011	2010
ETC PRS UK	49%	$9,976	$9,723
ETC PRS Netherlands	49%	133,243	129,870
ET ME&A Holding WLL	40%	—	—
ET Bahrain WLL	1%	6,261	6,385
ET ME&A FZ LLC	49.46%	37,091	37,081
ET UTS Curacao	49%	—	—
Total non-controlling interest		$186,571	$183,059

Note 18. Litigation

(a) Manu Ohri Litigation

In March 2009 Manu Ohri (“Ohri”), our former Chief Financial Officer from 2002 to 2006, commenced a lawsuit against the Company in the California Orange County Superior Court called Manu Ohri v. Elephant Talk Communications, Corp., Case No. 30-20009-00120609.  Ohri alleges that the Company breached a 2006 written employment contract, a 2007 oral consulting contract, and otherwise owes him the reasonable value of consulting services rendered.  Ohri seeks damages of $442,216 under the alleged employment contract, $56,951 under the alleged oral consulting agreement, stock options that he valued at $45,200 under the alleged oral consulting agreement, $14,316 for medical and dental insurance premiums, $4,226.40 for life and long term disability insurance premiums, pre-judgment interest, and costs of the litigation.  The Company denies Ohri's allegations and asserts several affirmative defenses.

The Company commenced a cross-complaint against Ohri to, among other things, invalidate his alleged 2006 employment contract and stock bonus, and to recover the stock bonus or its fair market value.

Phase 1 of the trial took place without a jury between June 27, 2011, and July 13, 2011.  On September 22, 2011, the court issued its tentative statement of decision, explaining the legal and factual basis for its decision.  The court determined, among other things, that

•	Ohri’s 2006 employment agreement and stock bonus were void;
•	Ohri breached his fiduciary duties to ETC;
•	Ohri unjustly enriched himself at ETC’s expense;
•	ETC is entitled to rescind the 2006 employment agreement and stock bonus;
•	ETC is entitled to a constructive trust on 322,517 shares of ETC common stock—if still owned by Ohri—or their fair market valued fixed at $1,290,165.96;
•	Ohri must return 322,517 shares of ETC common stock to ETC or their fair market value fixed at $1,290,165.96; and
•	subject to an offset in favor of ETC, Ohri is entitled to $12,773.45 plus 10% simple annual interest from January 1, 2008, to the date judgment is entered for unpaid consulting fees in 2007.

Ohri timely filed a response to the court’s tentative statement of decision, and a hearing has been set on his response for November 17, 2011.   After the hearing the court will issue a final statement of decision.  The court will also set a date for Phase 2 of the trial, which may include ETC’s claims against Ohri for fraud, conversion, and violation of Corp. Code § 1507.

Once a final judgment is entered in the case, either party may exercise a right to appeal within 60 days.

(b) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (the “Bank”), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Corp., Case No. 30-2009-00328467. The Bank alleges that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a wholly-owned Hong Kong subsidiary of Elephant Talk Communications Corp. (“ETC”). Various former officers and directors of ETL personally guaranteed the loans and overdraft account.

The Bank alleges that ETL is in default on the loans and overdraft account, and that approximately $1,933,308 including interest and default interest is due. The Bank alleges that ETC is directly liable to repay the loans and overdraft account as a successor in interest to ETL or because ETC expressly or impliedly assumed direct liability for the loans and overdraft account. The Bank is suing ETC for breach of contract and an open book account. ETC denies the Bank’s allegations and asserts several affirmative defenses. ETC contends that it has no direct liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors.

The Bank and ETC stipulated to try to the case to the court without a jury. The trial started on October 5, 2011, and concluded on October 12, 2011. The court issued its statement of decision in favor of ETC from the bench on October 12, 2011, determining, among other things, that

•	ETC is not liable as a successor in interest or otherwise on the Bank loans and overdraft account to ETL;

•	ETC is not liable on the Bank’s claims because the Bank filed its action after the applicable California 4-year statute of limitations had expired; and

•	ETC is not liable to the Bank under the alternative theories of negligent or intentional misrepresentation.

The court directed ETC to submit a proposed judgment in its favor on the statement of decision. Once the final judgment is entered in favor of ETC, the Bank may exercise a right to appeal the decision within 60 days.

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

Note 19. Segment Information

Nine Months Ended September 30, 2011

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$17,260,733	$946,008	$5,264,614	$523,209	$23,994,564	$-	$20,508	$80,855	$24,095,926

Operating income (loss)	$(761,263)	$(571,667)	$(4,906,603)	$(4,659,528)	$(10,899,061)	$(646,857)	$(463,741)	$(7,103,671)	$(19,113,331)

Net income (loss):	$(724,513)	$(571,667)	$(4,898,646)	$(4,800,348)	$(10,995,173)	$(1,350,705)	$(463,741)	$(5,896,135)	$(18,705,754)

Identifiable assets	$7,193,665	$1,180,802	$15,347,287	$17,632,156	$41,353,910	$182,065	$406,570	$10,173,242	$52,115,788

Depreciation and amortization	$(89,894)	$168,476)	$(1,700,064)	$(1,787,268)	$(3,745,703)	$(40,265)	$(15,122)	$(192,810)	$(3,993,900)

Capital expenditure	$-	$34,475	$6,230,988	$169,127	$6,434,591	$-	$-	$3,915	$6,438,506

Nine Months Ended September 30, 2010

	EUROPE
	Netherlands	Spain	Switzerland	Others	Total	Far East Hong Kong / China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$21,371,865	$1,378,700	$5,011,703	$296,395	$28,058,662	$-	$561,419	$37,907	$28,657,987

Operating income (loss)	$(2,154,011)	$(98,152)	$(2,238,444)	$(2,781,935)	$(7,272,542)	$(173,579)	$52,489	$(5,621,231)	$(13,014,863)

Net income (loss):	$(2,126,975)	$(98,152)	$(2,232,100)	$(2,821,309)	$(7,278,537)	$(871,263)	$52,489	$(44,445,633)	$(52,542,944)

Identifiable assets	$5,443,844	$1,504,281	$11,087,595	$18,802,062	$36,837,782	$831,390	496,535	3,522,180	$41,687,887

Depreciation and amortization	$(84,866)	$(158,309)	$(1,465,112)	$(1,679,073)	$(3,387,360)	$(41,778)	$(21,803)	$(390,632)	$(3,841,573)

Capital expenditure	$1,483	$2,041	$2,261,991	$92,461	$2,414,927	$15,890	$-	$17,462	$2,448,278

Note 20. Related Party Transactions

None.

Note 21. Subsequent Events

The Company’s management evaluated subsequent events through November 11.

Effective on October 27, 2011, Mr. Roderick de Greef resigned from the Board of Directors the Company to focus on other business activities. Mr. de Greef did not resign from the Company’s Board of Directors as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective on October 27, 2011, the Board appointed Charles Levine to be a member of the Board.

Shares issued in accordance with our stock transfer agent’s records between October 1, 2011 and November 9, 2011 were in total 224,857 as per below details:
•	100,000 shares were issued relating to a cash exercise of warrants which had been issued as part of the placement of the 2009 Promissory Note. Proceeds of $100,000 were received in October 2011.
•	2,000 shares were issued for the cash exercise of employee options with a gross proceed of $2,700.
•	122,857 shares of restricted stock were issued on October 26, 2011 in lieu of cash compensation to certain directors and executive officers. No proceeds were received.

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

•
In the course of 2010 we signed a framework hosting agreement with KPN Group Belgium NV. Elephant Talk will connect MVNOs in Belgium to its platform, making use of the mobile network of KPN in Belgium. We plan to finalize the implementation of this platform before year-end 2011.

•
Following the start of our MVNE services in the Netherlands in the fourth quarter of 2008, we entered into heads of terms agreements with MVNOs for wholesale services in the Netherlands and started servicing these companies while currently implementing additional ones. One of the MVNO’s is one the best known brands of T-Mobile in The Netherlands.

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
•
The company forged in September 2011 a commercial and technology partnership with Adeptra Ltd (www.adeptra.com), the leader in auto-resolution technologies that span the consumer lifecycle with major customers in banking spanning a number of continents.

•
ValidSoft has been granted the European Privacy Seal in regards to its anti-fraud technology software, VALid-POS®, which is designed to detect and prevent card related fraud, a global multibillion dollar problem for financial institutions.

•	The Company launched VALid-SVP™ (Speaker Verification Platform), a voice biometric technology to improve secure authentication.
•
The Company has announced in June 2011 an agreement with Sogeti BeLux (www.sogeti.be), a prominent provider of IT services in Belgium and Luxembourg. Sogeti BeLux will be the first reseller partner in continental Europe to provide ValidSoft's suite of multi-layered security products with strong, built-in privacy protections.

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

Results of Operations

Our results of operations for the nine months ended September 30, 2011, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, Elephant Talk Global Holding BV and its subsidiaries and ValidSoft Ltd and its subsidiaries.

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

Introduction

The business of the company is primarily related to mobile and security related solutions. By far the majority of investments and activities of the employees and long term consultants of the company are geared towards these types of business. This needs to be kept in mind when reading the financials statements of the company and the management discussion and analysis. In the first nine months of 2011  most of the revenue of the company is still generated by landline business (Premium Rate Services, Landline Calling Plans and Other Revenue), but only requires a very small amount of resources from the company both in terms of human resources, facilities as well as capital expenditures. Even though 83.9% of the revenues in the first nine months of 2011 were generated for more than by landline business, the margin contribution is largely generated by the mobile and security solutions business. Despite the large and expected decline in landline business over the past nine months, the mobile and security solutions activities were 63.6% higher (in constant currency) compared with same period last year.

Within the mobile segment we distinguish between wholesale services and managed services. Wholesale services generate a much higher revenue than the managed services revenues, since wholesale services includes the sale of airtime. Managed services on the other hand generate a much lower revenue, but have little cost of service compared to wholesale.

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

A reconciliation of Adjusted EBITDA to net loss for each of the fiscal periods indicated is as follows:

	For the Nine Months Ended September 30,
			2010
	2011	2010	Constant currency
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(18,705,754)	$(52,542,944)	$(53,069,737)
Provision for income taxes	800	800	800
Net loss attributable to noncontrolling interest	0	2,735	2,735
Depreciation and amortization	3,993,900	3,841,573	4,086,046
Stock-based compensation	5,600,283	4,033,208	4,033,208
Other income & expenses	(408,377)	39,524,546	39,524,359
Adjusted EBITDA	$(9,519,148)	$(5,140,082)	$(5,422,589)

(Note to Adjusted EBITDA table: 2010 figures only include six months of ValidSoft financials)

Impact in constant currency of the inclusion of ValidSoft financials for the nine months ended September 30, 2010:

	For the Nine Months Ended September 30,
		Validsoft Q1 2010 included
			2010
	2011	2010	constant currency
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(18,705,754)	$(53,812,962)	$(54,435,251)
Provision for income taxes	800	800	800
Net loss attributable to noncontrolling interest	0	2,735	2,735
Depreciation and amortization	3,993,900	3,847,097	4,092,047
Stock-based compensation	5,600,283	4,033,208	4,033,208
Other income & expenses	(408,377)	39,575,268	39,578,713
Adjusted EBITDA	$(9,519,148)	$(6,353,855)	$(6,727,748)

Revenue
Revenue for the three months ended September 30, 2011 was $7,796,936, a decrease of $1,243,461 or 13.75%, compared to $9,040,397 for the three months ended September 30, 2010. Revenue for the nine months ended September 30, 2011 was $24,095,926, a decrease of $4,562,061 or 15.92%, compared to $28,657,987 for the nine months ended September 30, 2010.

Revenue - Constant currency
In constant currency, the revenue for the three months ended September 30, 2011 decreased by $2,123,010 or 21.51% compared to the same period in 2010.

In constant currency, the revenue for the nine months ended September 30, 2011 decreased by $6,542,320 or 21.35% compared to the same period in 2010. The decrease in revenue was the result of the expected continued decrease in our low margin legacy landline business by $8,045,677, which was partly off-set by the increase in our higher margin mobile and security solutions business of $1,503,358 (63.6%) compared to the same period in 2010.

	September 30, 2011	September 30, 2010	September 30, 2010	Variance 2011 versus 2010
Revenue			constant currency	constant currency
Landline Services	$20,227,712	$26,448,751	$28,273,389	$(8,045,677)
Mobile & Security Solutions	3,868,214	2,209,236	2,364,857	1,503,358
Total Revenue	$24,095,926	$28,657,987	$30,638,246	$(6,542,320)

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

Cost of service for the three months ended September 30, 2011 was $6,996,525, a decrease of $1,641,981 or 19.01%, compared to $8,638,506 for the three months ended September 30, 2010. Cost of service for the nine months ended September 30, 2011 was $22,048,689, a decrease of $4,969,099 or 18.39%, compared to $27,017,788 for the nine months ended September 30, 2010. The decrease in cost of service was mainly caused by the decrease in revenues in our low margin legacy landline business.

Cost of service – constant currency

In constant currency, the cost of service for the three months ended September 30, 2011 decreased by $2,481,907 or 26.32% compared to the same period in 2010, primarily as a result of lower levels of landline revenue. Cost of service, as a percentage of revenue, expressed in constant dollar terms was 89.7% and 95.6% for the three months ended September 30, 2011 and 2010, respectively.

In constant currency, the cost of service for the nine months ended September 30, 2011 decreased by $6,845,943 or 23.69% compared to the same period in 2010, primarily as a result of lower levels of landline revenue. Cost of service, as a percent of revenue, expressed in constant dollar terms was 91.5% and 94.3% for the nine months ended September 30, 2011 and 2010, respectively.

Management expects cost of service to decline further as a percent of revenue as a greater proportion of future revenue is comprised of our mobile services and ValidSoft solutions, which have a substantially lower cost of service than our traditional PRS business.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2011 and 2010 were $4,325,272 and $2,795,572, respectively. SG&A expenses increased by $1,529,700, or 54.72%, in 2011 compared to 2010.

Selling, general and administrative (“SG&A”) expense for the nine months ended September 30, 2011 and 2010 were $11,566,385 and $6,780,281, respectively. SG&A expenses increased by $4,786,104, or 70.59%, in 2011 compared to 2010.

For explanation of the variances see section “constant currency” below.

Selling, general and administrative – constant currency

In constant currency, SG&A for the three months ended September 30, 2011 increased by $1,343,173, or 45.31%, compared to the same period in 2010. This was led by an increase of 25.64% in our staffing levels on September 30, 2011 compared to September 30, 2010, largely in sales and European hires, as well as by higher marketing and selling costs.

In constant currency, SG&A for the nine months ended September 30, 2011 increased by $4,400,182, or 61.40%, compared to the same period in 2010. This increase was for 31.02% caused by the fact that the Validsoft first quarter financials were not included in the nine months ended September 30, 2010. The remainder of the increase was the result of the previously mentioned growth of the organization.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the three and nine months ended September 30, 2011 was $2,432,317 and $5,600,283, respectively, compared to $779,539 and $4,033,208 for the corresponding 2010 periods.

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

Depreciation and amortization

Depreciation and amortization for the three and nine months ended September 30, 2011 was $1,353,450 and $3,993,900, respectively, compared to $1,481,451 and $3,841,573 in the corresponding 2010 periods. In the three month ended September 30, 2011, depreciation and amortization decreased by $128,001 or 8.64% compared to the same period 2010. In the nine months ended September 30, 2011, depreciation and amortization increased by $152,327 or 3.97% compared to the same period 2010.

Depreciation and amortization – constant currency

In constant currency, the depreciation and amortization expenses for the three months ended September 30, 2011 decreased by $254,829 or 15.92% compared to the same period in 2010. In constant currency, the depreciation and amortization expenses for the nine months ended September 30, 2011 decreased by $92,146 or 2.26% compared to the same period in 2010.

Other Income and Expenses

Interest income was $74,988 and $40,566 for the three months ended September 30, 2011 and 2010 respectively. Interest income was $122,119 and $105,685 for the nine months ended September 30, 2011 and 2010 respectively. Interest income was interest received on bank balances.

Interest expense was $35,467 and $538,214 for the three months ended September 30, 2011 and 2010 respectively. Interest expense was $173,742 and $1,520,641 for the nine months ended September 30, 2011 and 2010 respectively. High levels of interest expense in 2010 were due to higher levels of debt financing and less favorable interest rates. Interest charges decreased with the automatic conversion of the QAT 2010 bridge loan and 2009 promissory notes on November 19, 2010.

Other income was $460,000 and $0 for the nine months ended September 30, 2011 and 2010 respectively. Other income was the result of the release of a FIN48 provision following a successful abatement request with the IRS for the year 2007. Following this success full abatement the company also decided to release a similar provision it had made for a potential IRS fine for the year 2008.

Interest expense related to amortization of debt discount on promissory notes was $0 and $1,796,203 for the three months ended September 30, 2011 and 2010 respectively. In the nine months ended September 30, 2011 and 2010, interest expenses related to amortization of debt discount on promissory notes were $0 and $9,342,026 respectively. The decrease was the result of the conversion of the 2009 Promissory Notes into equity in the fourth quarter 2010.

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

During the three and nine months ended September 30, 2011, we incurred a non-controlling interest income(/loss) attributable to minority shareholders of $0. During the same periods in 2010, we incurred a non-controlling income(/loss) of ($452) and ($2,735).

Net Loss

Net Income/(Loss) was ($7,271,107) and ($25,846,225) for the three months ended September 30, 2011 and 2010 respectively, and ($18,705,754) and ($52,542,944) for the nine months ended September 30, 2011 and 2010 respectively.

Other Comprehensive Income/(Loss)

We record foreign currency translation gains and losses as comprehensive income or loss. Comprehensive Income/(Loss) for the nine months ended September 30, 2011 and 2010 was $931,961 and ($753,283) respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of ($173,524,190) as of September 30, 2011.  Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements. In the first nine months 2011 we received a total of $25,601,365 in gross proceeds from exercised warrants. In the period subsequent to September 30, 2011 until November 1, 2011 we received an additional $102,700 from exercised warrants and employee options.

Management plans to finance operating costs over the next twelve months with existing cash on hand and additional revenues and therefore management believes they have sufficient cash to meet their needs for the next 12 months.

In the event the anticipated revenues are delayed or are less than anticipated and additional cash is required, the Company expects to seek additional financing and/or reduce costs expended on its research and development efforts.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2011 was $11,299,140 compared to $9,777,224 in the nine months ended September 30, 2010, an increase of $1,521,916.

Investing activities

Net cash used in investment activities for nine months ended September 30, 2011 was $6,549,705, an increase of $4,150,033 (or 156.58%) compared to $2,399,671 in the nine months ended September 30, 2010. The increase was primarily attributable to the purchase of telecommunication equipment, systems and software for planned customer rollouts.

Financing activities

Net cash received by financing activities for the nine months ended September 30, 2011 was $24,966,433. In the first nine months 2011 we received $25,601,365 gross proceeds from warrants and options exercises.

As a result of the above activities, the Company had the cash and cash equivalents balance of $10,845,983 as of September 30, 2011, a net increase in cash and cash equivalents of $9,213,235 compared to September 30, 2010.

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

ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this to have a material impact on its financial statements.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

There have been no new accounting pronouncements issued during the nine months ended September 30, 2011 that are of significance, or potential significance, to the Company. Any recent accounting pronouncement that are of significance, or potential significance, to the company are set forth in the Company’s Annual report on Form 10K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the six months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

(a) Manu Ohri Litigation

In March 2009 Manu Ohri (“Ohri”), our former Chief Financial Officer from 2002 to 2006, commenced a lawsuit against the Company in the California Orange County Superior Court called Manu Ohri v. Elephant Talk Communications, Corp., Case No. 30-20009-00120609.  Ohri alleges that the Company breached a 2006 written employment contract, a 2007 oral consulting contract, and otherwise owes him the reasonable value of consulting services rendered.  Ohri seeks damages of $442,216 under the alleged employment contract, $56,951 under the alleged oral consulting agreement, stock options that he valued at $45,200 under the alleged oral consulting agreement, $14,316 for medical and dental insurance premiums, $4,226.40 for life and long term disability insurance premiums, pre-judgment interest, and costs of the litigation.  The Company denies Ohri's allegations and asserts several affirmative defenses.

The Company commenced a cross-complaint against Ohri to, among other things, invalidate his alleged 2006 employment contract and stock bonus, and to recover the stock bonus or its fair market value.

Phase 1 of the trial took place without a jury between June 27, 2011, and July 13, 2011.  On September 22, 2011, the court issued its tentative statement of decision, explaining the legal and factual basis for its decision.  The court determined, among other things, that

•	Ohri’s 2006 employment agreement and stock bonus were void;
•	Ohri breached his fiduciary duties to ETC;
•	Ohri unjustly enriched himself at ETC’s expense;
•	ETC is entitled to rescind the 2006 employment agreement and stock bonus;
•	ETC is entitled to a constructive trust on 322,517 shares of ETC common stock—if still owned by Ohri—or their fair market valued fixed at $1,290,165.96;
•	Ohri must return 322,517 shares of ETC common stock to ETC or their fair market value fixed at $1,290,165.96; and
•	subject to an offset in favor of ETC, Ohri is entitled to $12,773.45 plus 10% simple annual interest from January 1, 2008, to the date judgment is entered for unpaid consulting fees in 2007.

Ohri timely filed a response to the court’s tentative statement of decision, and a hearing has been set on his response for November 17, 2011.   After the hearing the court will issue a final statement of decision.  The court will also set a date for Phase 2 of the trial, which may include ETC’s claims against Ohri for fraud, conversion, and violation of Corp. Code § 1507.

Once a final judgment is entered in the case, either party may exercise a right to appeal within 60 days.

(b) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (the “Bank”), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Corp., Case No. 30-2009-00328467.  The Bank alleges that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (“ETL”), a wholly-owned Hong Kong subsidiary of Elephant Talk Communications Corp. (“ETC”)  Various former officers and directors of ETL personally guaranteed the loans and overdraft account.

The Bank alleges that ETL is in default on the loans and overdraft account, and that approximately $1,933,308 including interest and default interest is due.  The Bank alleges that ETC is directly liable to repay the loans and overdraft account as a successor in interest to ETL or because ETC expressly or impliedly assumed direct liability for the loans and overdraft account.  The Bank is suing ETC for breach of contract and an open book account.  ETC denies the Bank’s allegations and asserts several affirmative defenses.  ETC contends that it has no direct liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors.

The Bank and ETC stipulated to try to the case to the court without a jury.  The trial started on October 5, 2011, and concluded on October 12, 2011.  The court issued its statement of decision in favor of ETC from the bench on October 12, 2011, determining, among other things, that

•	ETC is not liable as a successor in interest or otherwise on the Bank loans and overdraft account to ETL;

•	ETC is not liable on the Bank’s claims because the Bank filed its action after the applicable California 4-year statute of limitations had expired; and

•	ETC is not liable to the Bank under the alternative theories of negligent or intentional misrepresentation.

The court directed ETC to submit a proposed judgment in its favor on the statement of decision.  Once the final judgment is entered in favor of ETC, the Bank may exercise a right to appeal the decision within 60 days.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011 the company ‘sold’ an aggregate number of 183,597 shares as per the following breakdown:

On July 15, 2011, we issued 23,788 restricted shares as non-cash consideration for outstanding backpay to an employee of ValidSoft which was originating from the period before Elephant Talk became the owner of ValidSoft. The cost-basis at issue had been determined at $52,333 .

On July 18, 2011, we issued 7,548 restricted shares as non-cash consideration for consultancy services provided. The cost-basis at issue had been determined at $20,000 following the value of the services mentioned in the agreement. The number of shares issued was derived at by dividing de service value by the share-price at closing as per the date of the agreement.

On August 5, 2011 we issued 152,261 shares as regular ‘non-cash compensation in lieu of cash” compensation to management and board members in accordance with a pre-determined conversion formula agreed upon in the compensation committee. The profit and loss charge was calculated at $402,161 reflecting the ‘market’ value as per the calculation date, the cost-basis was determined at $302,161 reflecting the agreed 25% discount.

The above-referenced securities were offered and sold pursuant to exemptions from registration provided by the Securities Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page 32.

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page 33.

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page 34.

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page 35.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS, CORP.

November 14, 2011	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2011	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	32

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	33

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35