Form 10-K
period 2011-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2012-03-30
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

000-30061

(Commission file No.)

ELEPHANT TALK COMMUNICATIONS CORP.

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

Common Stock, $0.00001 par value per share

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $188 million based on the closing sale price of the Company’s common stock on such date of U.S. $3.21 per share, as reported by the OTC BB.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 9, 2012 there were 113,807,071 shares of common stock outstanding.

Documents incorporated by reference: None.

Elephant Talk Communications Corp.

Form 10-K

For the fiscal year ended December 31, 2011

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

ITEM 1.  DESCRIPTION OF BUSINESS

Business

Converged telecommunication services – full vendor MVNE (Mobile Virtual Network Enabler) solutions.

Elephant Talk Communications Corp. also referred to as “we”, “us”, “Elephant Talk” and “the Company” is an international provider of business software and services to the telecommunications and financial services industry. The company enables both mobile carriers and virtual operators to offer a full suite of products, delivery platforms, support services, superior industry expertise and high quality customer service without substantial upfront investments from clients. Elephant Talk provides global telecommunication companies, mobile network operators, banks, supermarkets, consumer product companies, media firms, and other businesses a full suite of products and services that enables them to fully provide telecom services as part of their business offerings. The company offers various dynamic products that include remote health care, credit card fraud prevention, mobile internet ID security, multi-country discounted phone services, loyalty management services, and a whole range of other emerging customized mobile services.

The Company is a niche player in the converged telecommunications market, providing traffic and network services as a licensed operator, and specializing in carrier grade mobile enabling platforms to provide outsourced solutions to the various players in the telecommunications’ value chain, including MNOs (Mobile Network Operators like ATT, Verizon, Sprint, Vodafone, T-Mobile, America Movil, etc), MVNOs (Mobile Virtual Network Operators like TracFone, Virgin Mobile, Simple Mobile, Lebara, LycaMobile, etc) and non-operator companies (like banks, supermarkets, and utility, car, health maintenance and insurance companies), in need of both mobile as well as specialized land-line telecommunication services. In this value chain we position ourselves as a vendor that can act as a one-stop solutions provider as a Full Mobile Virtual Network Enabler, including also customized mobile services such as our network integrated ValidSoft security and fraud prevention solutions.

Landline network outsourcing services

Through our fixed line telecom infrastructure and our centrally operated and managed company owned IN-CRM-Billing platform, we also provide traditional telecom services like Carrier Select and Carrier Pre-Select Services, Toll Free and Premium Rate Services to the business

ValidSoft – Fraud Prevention and Security Software Solutions

ValidSoft is a subsidiary of Elephant Talk Communications Corp. and is a thought and technology leader in providing solutions to counter electronic fraud relating to credit and debit card, the internet, and telephone channels. ValidSoft's solutions are at the cutting edge of the market and are used to verify the authenticity of both parties to a transaction (Mutual Authentication), and the integrity of the transaction itself (Transaction Verification) for the mass market, in a highly cost effective and secure manner, yet easy to use and intuitive.

As the banking and payment world begin to converge onto smart telecommunications-based devices, the ValidSoft integrated security platform, built solely on a real-time zero client-footprint model, allows organizations to leverage these convergence devices to provide visible and invisible security layers for all transaction channels, while also providing protection where the device itself is the channel.

This integrated platform, using proprietary technologies including Out-of-Band authentication and transaction verification, Proximity Correlation Logic, Pseudo Device Theft detection and biometric voice verification, allows organizations to protect all of their customer transaction channels within a single platform. This combination of technologies provides solutions from simply detecting SIM Swap fraud through to the world’s first commercially available Four-factor authentication solution. Internet banking, M-banking, Mobile Wallet, Mobile Payments, Card-present, card-not-present, NFC, citizen online services and more are all supported through either one or more of these integrated telecommunications-based techniques.

Background

Elephant Talk Communications Corp. was formed in 2001 as a result of a merger between Staruni Corporation (USA, 1962) and Elephant Talk Limited (Hong Kong, 1994). Staruni Corporation - named Altius Corporation, Inc., until 1997 - was a web developer and Internet Service Provider since 1997 following its acquisition of Starnet Universe Internet Inc. Elephant Talk Limited (Hong Kong) began operating in 1994 as an international long distance services provider, specializing in international call termination into China. In 2006 Elephant Talk Communications Corp., decided to abandon its strategy of focusing on international calls into China.

In 2000, securities of Staruni Corporation commenced trading on the OTC Bulletin Board under the symbol “SRUN”, later replaced by “ETLK” following the merger with Elephant Talk Limited (Hong Kong), and then the symbol changed to “ETAK” contemporaneously with a 2008 stock-split.

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

In March 2010, we acquired ValidSoft. This acquisition was in line with our strategy to develop and market customized mobile solutions. ValidSoft provides strong authentication and transaction verification capabilities that allow organizations to quickly implement solutions which protect against the latest forms of credit and debit card fraud, on-line transaction and identity theft. This acquisition combines ValidSoft’s best in class proprietary software with our superior telecommunication platform to create the best electronic fraud prevention total solution available on the market today. Further details on the above acquisitions, other (smaller) acquisitions and incorporations can be found under “legal structure of the company”.

In September, 2011, Elephant Talk Communications, Inc. a California corporation, merged into Elephant Talk Communications Corp., a Delaware corporation (the "Reincorporation"). The Reincorporation was approved by the shareholders at the annual shareholder meeting on September 14, 2011. As a result of the Reincorporation, the Company is now a Delaware corporation. Elephant Talk Communications, Inc. ceased its existence as a result of the Reincorporation and Elephant Talk Communications Corp. became the surviving corporation and continued to operate the business of the Company as it existed prior to the Reincorporation.

The mechanism of the Reincorporation, reasons for the Reincorporation and comparison of the certificate of incorporations and bylaws of the Company and ETAK (Delaware), the surviving company, were outlined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 26, 2011.

The main services we provide

Our services are designed to address in particular the following market and industry developments:

•	The mobile phone will become the channel of choice for consumers

•	Mobile operators and financial institutions need to reduce total cost of ownership (TCO) and operators in particular need to increase utilization of their assets

•	Trust and security aspects are increasingly important in a networked and digitalized environment, in addition to the very large cost involved in fraud and fraud prevention

Three main types of value propositions are offered to the market, each building upon our converged network and access capabilities in combination with “ET Boss”, our proprietary telecommunications Operating Support System (OSS) and Business Support System (BSS) and our thought and software technology leadership in (electronic) fraud prevention, security data and privacy related to high volume transactions:

•	Integrated Mobile Enabling Platform (Full Core Network and ET BOSS)

•	Fraud Prevention and Security Software Solutions

•	Landline network outsourcing services

Our services deliver critical benefits to our customers:

•	Dramatically reduced TCO for back-office of operators, while improving flexibility, integration and simplicity of services the operator can offer its customers

•	Substantial cost reductions for financial institutions not only in the direct cash lost in fraudulent transactions, but also in the large back-office and customer dissatisfaction related costs resulting from current systems and processes.

Integrated Mobile Enabling Platform (Full Core Network & ET BOSS)

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

Fraud Prevention and Security Software Solutions

ValidSoft was acquired by Elephant Talk (ET) in March 2010. ET is a telecommunications company that can service the needs of ValidSoft’s requirements to deliver its leading solutions whilst also providing a platform to enable ValidSoft to process up to 400,000 transactions per second, to “carrier grade” level (i.e. industry standards in telecommunications). Equally, ET is itself a leading provider of MVNE/MVNO software that offers ValidSoft the opportunity to service the security layer needs of this capability. Whilst the synergies between a telecommunications security solutions provider and an innovative telecommunications company may seem obvious, our growing Intellectual Property capability bears testament to this. As the convergence towards the smart phone crystallizes, the need for the security is paramount, and telecommunications is at the core of the capability. Together, ValidSoft and ET innovate, leveraging each other’s core capabilities and strengths, to be the global leaders in managing and securing the mobile cloud.

Landline network outsourcing services

Even though the majority of our investments in the past years have been in (mobile) software development, mobile related acquisitions and implementing MNOs and MVNOs, our largest revenue stream is currently still generated by our traditional telecom services like Carrier Select and Carrier Pre-Select Services, and Toll Free and Premium Rate Services. These services formed the basis and gave us decade-long experience as an outsourcing partner in the field of telecommunications services managed by our propriety Intelligent Network/Customer Provisioning Management/Billing platform. This platform has always been designed to put our customers, who purposely chose to outsource their telecommunication requirements to a specialized company like us, in control: our customers can work with our technology and our delivery platforms as if these are their own. We empower and likewise facilitate our customers to harness, to manage and to fully apply the power of some of the most powerful mobile/landline delivery systems in the world through a web-based self-care user friendly interface, without the need to initiate, install, fund, operate and support those global systems on a 24/7 basis.

Products

We are positioning ourselves as a complete MVNE with our own integrated platforms, switches and network capabilities for back-office and customer interaction solutions. Next to providing a full Core Network,the back-office services range from provisioning and administration to Operations Support Systems (“OSS”) and Business Support Systems (“BSS”) running on our global IN/CRM/Billing platform “ET BOSS”. Our “ET BOSS” platform is designed to provide an all-in-one solution for both the traditional MNOs:

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

Our internally developed customer provisioning, rating and billing system ensures proper support for all of our services. We believe our network and system platforms are able to handle the high demands of national incumbents and other telecom operators on our globally interconnected network. The key component of our business strategy is the fully automated capturing and recording of any event on our global network through a standard Call Data Record, or CDR. CDRs are globally recognized and accepted by all of our suppliers and customers because of their high quality, reliability and consistency. As a result, on a real time/on-line basis, we believe our billing engine provides reliable inter-company payment overviews, and will continue to do so as we develop and implement our global network.

Our products offerings consist of an extensive software portfolio that we have developed to provide comprehensive customer functionalities. To maintain flexibility and allow for growth, the company has chosen to develop our own proprietary software and systems also known as ET’s Business Operating Support System (“ET BOSS”). The core modules have been designed to address all of our major business processes, and those of our partners in such a manner that the state of the art flexibility, level of integration and dynamic feature set ensures rapid and low-cost deployments. BOSS has to be designed for flexible deployment to ensure Elephant Talk’s business processes are supported by the solution with minimal operational changes and that sales partners / resellers, customers are being serviced in a way that they can optimize their business processes by using BOSS.

The core modules and their sub-modules include amongst others:

Our products focus on:

▪	Provisioning & Billing: enables our customers to rate, invoice and collect all sources of revenue through a fully integrated rating, mediation, and provisioning CRM and billing system for multi-country and multimedia use, and applications, and 2) an advanced Infitel IN platform.

▪	Billing; (dynamic) rating management, bill mediation, invoicing and automatic payment script generation

▪	Payment; credit card, direct debit, Paypal etc. enabled functionalities

▪	Provisioning; switches, HLR, porting

▪	Revenue Collection Assurance; end-user credit management, credit control, fraud management, routing analysis

▪	Control; dashboard overview, reporting, quality analysis, quality control

▪	Switching & Network: In order to reduce the investments required for our MVNOs, as well as increase our flexibility and depth of mobile service offerings to MVNOs and MNOs, we operate as a full MVNE; meaning that we procure, integrate and operate the relevant mobile components, including core network, application platform, subscriber management and MVNO billing and provisioning.

▪	Content & Specialized Applications:

▪	Sales & Marketing; prospect management, sales management, analysis tools

▪	Self-Care; mobile, carrier(pre)select, premium rate & toll free services

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

ValidSoft - Fraud Prevention and Security Software Solutions

ValidSoft is a thought and technology leader in the market of telecommunications-based authentication and transaction verification solutions for financial services and government organizations. As the banking and payments world, in particular, begins to converge onto smart telecommunications-based devices, the ValidSoft integrated security platform, built solely on a real-time zero client-footprint model, allows organizations to leverage these convergence devices to provide visible and invisible security layers for all transaction channels, whilst also providing protection where the device itself is the channel. The Company’s primary products are discussed below.

This integrated platform, using proprietary technologies including Out-of-Band authentication and transaction verification, Proximity Correlation Logic, Pseudo Device Theft detection and biometric voice verification, allows organisations to protect all of their customer transaction channels within a single platform. This combination of technologies provides solutions from simply detecting SIM Swap fraud through to the world’s first commercially available Four-factor authentication solution. Internet banking, M-banking, Mobile Wallet, Mobile Payments, Card-present, card-not-present, NFC, citizen online services and more are all supported through either one or more of these integrated telecommunications-based techniques.

The ValidSoft platform is also built on privacy, an underlying principle in all our solutions. ValidSoft was the first security company in the world to be awarded a prestigious European Privacy Seal; EuroPriSe. It has now been awarded two seals, one in March 2010 for the VALid-POS card-present fraud detection solution and in September 2011 for VALid-4F, the four-factor authentication and transaction verification solution that incorporates both biometric voice verification and Proximity Correlation Logic; knowing where someone is or isn’t. The second Seal confirms the company’s ability to maintain the highest privacy standards in its work with citizens’ information when contracted by financial services organizations and government departments. In March 2011, ValidSoft was also awarded a registered data controller with the UK Information Commissioner’s Office.

VALid®

VALid® is a telecommunications based multifactor authentication and transaction verification platform that provides protection across multiple electronic banking channels, including Internet, M-banking, IVR /contact-centre, mobile payments and Card-not-Present transactions.

Using patented voice-based Out-of-Band authentication and transaction verification, the VALid® platform combines visible and invisible protection against multiple threats, including Pseudo Device Theft, e.g. SIM Swap and Call-forward Unconditional (CFU) fraud, Man-in-the-Middle and Man-in-the-Browser (MitM/MitB) plus traditional fraud vectors such as Phishing, key-loggers, screen scrapers etc. The solution can also extend to three and four factors through our proprietary biometric voice verification plug-in, VALid-SVP™, and Proximity Correlation Logic; knowing where someone is or isn’t.

All of this protection is available for traditional Internet banking as well as M-banking, where usability is as critical as security. Real-time voice based authentication and transaction verification is the only usable and secure method of protecting M-banking transactions and therefore, the same solution as used for Online Banking, with all the same visible and invisible protection, including Pseudo Device Theft, is provided for M-banking, but configured specifically for mobile banking usage. This means no keying of OTPs into the phone, and even a completely hands-free model using speech recognition if required. Additionally biometric voice verification can also be layered for even greater security.

Whichever electronic channel requires protection, the fully configurable behaviour, customisable down to the transaction level, is designed to be driven by transactional risk and provided in a fully integrated fashion on a single, pluggable platform.

VALid-POS®

For card-issuers the world over, one of the greatest challenges faced is cross-border fraud committed at ATMs and Point-of-Sale (POS) devices. Whilst the actual fraud losses are significant, of equal if not greater concern, is the resultant impact caused by high decline rates. False-positives (declining legitimate transactions) are a major problem and can account for as much as 90% of cross-border card-present declines. This results in lost interchange fee revenue, high costs of fraud case management and inconvenienced customers.

VALid-POS® is a telecommunications based security solution aimed specifically at card-present fraud detection and resolution. It is primarily aimed at cross-border fraud, but can also operate domestically using different techniques depending on the country of issue. In cross-border mode, VALid-POS® can not only detect potentially fraudulent transactions in real-time but critically, can also identify legitimate transactions with an extremely high degree of accuracy, potentially reducing false-positive rates to single digits. Reducing false positive volumes is the cost-effective way to increasing fraud discovery, reducing operational costs and providing cardholders with a vastly improved customer experience when transacting abroad.

Using patent-pending Proximity Correlation Logic; determining the proximity of a card-present transaction to the cardholder’s mobile phone, VALid-POS is invisible to the cardholder, operates sub-second, does not use traditional Location Based Service technologies such as GPS or Lat/Long resolution and has been awarded a European Privacy Seal for compliance with EU data protection law.

The same Seal also covers the patent-pending domestic-based Anonymous Correlation System, a neural solution based on ATM, POS terminal and mobile network correlations.

VALid-SVP™

VALid-SVP™, the VALid Speaker Verification Platform, is ValidSoft’s proprietary voice biometrics solution, based on a completely modular and pluggable architecture, which allows organisations to easily integrate voice verification into the broader VALid® authentication platform. VALid-SVP™ is a leading-edge voice biometrics engine that supports text-dependent, text-independent and conversational voice verification (biometric plus knowledge) models.

It includes a full enrolment module, incorporates liveness, replay attack, synthesis attack and Pseudo Device Theft detection, and operates on any channel the VALid platform supports, including Internet, mobile, IVR and contact-centre.

VALid-4F™

VALid-4F™ is the four-factor implementation of VALid® and was the world’s first commercially available four-factor authentication solution utilizing a single integrated platform. Four-factor authentication comprises the traditional factors of “something you know”, “something you have” and “something you are” with the additional dimension of “somewhere you are”, or more importantly, “somewhere you aren’t”.

Valid-4F™, apart from having a fully integrated proximity engine based on ValidSoft’s patent-pending Proximity Correlation Logic, also boasts its own biometric Voice Verification engine; VALid-SVP™, providing the highest level of user authentication available through its use of text dependent, text-independent and conversational voice verification. Coupled with its Out-of-Band authentication and transaction-verification model, including invisible Pseudo Device Theft detection, VALid-4F™ can provides all four authentication factors utilising a single consumer device, the mobile phone.

VALid-4F™ was also awarded a European Privacy Seal during 2011, attesting to its compliance with EU data protection law for both its use of biometric voice verification and proximity correlation logic.

Industry Developments

A number of relevant factors in the converging telecommunications industry, combined with consumers and businesses increasing adoption of mobile and wireless based applications, drive our investments and services, are as follow:

We believe the mobile phone will become the channel of choice for consumers

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

Mobile operators need to reduce total cost of ownership (TCO) and increase utilization of their assets

Mobile Network Operators typically have twenty or more vendors for their software to handle Network Management, Provisioning, Customer Relationship Management (CRM), Billing, Fulfillment, and Distribution. This has resulted in legacy systems that are expensive to maintain and difficult to adapt to changing market conditions. In addition, MNOs are looking for new ways to attract traffic over their networks, since the traditional mass marketing of voice and messaging focused on end-users (“retail”) shows little or no growth. MNOs are required to shift their organization from a mass marketing oriented retail focus to a wholesale focus; thereby allowing other organizations such as MVNOs to serve smaller and specifically targeted end-user groups with specialized and converged solutions in order to increase traffic (e.g. voice, text, data or media) over the operators networks.

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

By Ovum2

Global mobile virtual network operator connections are forecast to reach 85.6 million by 2015, and revenues are expected to be $9.5 billion. Over the next five years, new MVNO markets are expected to open up in South and Central America, Asia-Pacific, and in the Middle East. However, there are still regulatory and market challenges to overcome before these markets can offer an environment that can sustain MVNO activity. Therefore, we expect the bulk of MVNO connections and revenue growth from 2010–15 will come from established MVNO markets in Western Europe, Asia-Pacific, and North America.

Established MVNO markets will drive growth

In Western Europe, the fastest-growing MVNO markets are Germany, France, Italy, Spain, and the Netherlands. Germany and the Netherlands have been the largest MVNO markets (in terms of the number of MVNOs) for many years, and this is not expected to change over the forecast period, especially as both markets are regarded as good testing grounds for MVNOs looking to trial new business models.

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

1 Extract Global MVNO Forecast to 2015, © 2011 Informa Telecom & Media, Publication Date 22 March 2011

2 Reference Code: OVUM052659, Publication Date: 31 August 2010

Electronic and card fraud market

The solutions from Validsoft are targeted to combat electronic fraud and false positives across card, internet and telephone channels.  Card fraud in the US is estimated to cost financial services around $100 billion per annum (card present and card not present) and $250 billion per annum globally with the telephone channel and other fraud methods accounting for additional fraud and associated cost of $80 billion per annum.  The total cost is around $330 billion per annum[3] . Through the ValidSoft technology the extent of this endemic problem can be reduced through tackling the direct impact of fraud, reducing operating costs and improving the customer experience. These solutions also provide an environment which allows banks and other institutions to automate manual process safely and securely.

ValidSoft provides strong authentication and transaction verification capabilities, which allow organizations to quickly implement solutions that protect against the latest forms of credit and debit card fraud, on-line transaction and identity theft. ValidSoft’s advanced proprietary software combined with what we believe is a superior telecommunication platform creates a leading electronic fraud prevention total solution.

We believe the ValidSoft solution can have large cost reduction potential for financial institutions around the world that have losses associated with fraud losses, false positives and administration in connection with credit and debit card fraud. ValidSoft has successfully completed trials with four major commercial banks and has entered into a strategic partnering agreement with Adeptra in late 2011for its solutions relating to SIM Swap fraud protection, card fraud prevention and strong authentication. Adeptra has an enviable commercial relationship with the largest worldwide issuing banks. ValidSoft was recently awarded its second European Privacy Seal from EuroPrise[4] , underscoring the prudent set-up of its systems as to privacy matters.

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

3 Javelin Research; Gartner Research; Nilson Report (2010).

4 EuroPriSe is an initiative led by the Unabhaengiges Landeszentrum fuer Datenschutz (“ULD”, Independent Centre for Privacy Protection), Germany. EuroPriSe was funded with 1.3 million Euro by the European Commission's eTEN program. The EuroPriSe project consortium led by ULD included partners from eight European countries: the data protection authorities from Madrid (Agencia deProteccion de Datos de la Communidad de Madrid, APDCM), and France (Commission Nationale de l'Informatique et de Libertes, CNIL), the Austrian Academy of Science, London Metropolitan University from the UK, Borking Consultancy from the Netherlands, Ernst and Young AB from Sweden, TUeV Informationstechnik GmbH from Germany, and VaF s.r.o. from Slovakia.   http://www.european-privacy-seal.eu/

▪	Online Banking fraud prevention

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

The need for the customer to know that the bank is genuine is just as important as the need for the bank to know that it is transacting with the genuine customer - this is essential in terms of fostering consumer confidence, the lack of which is the single most significant deterrent in terms of the adoption of online commerce. This is termed “Mutual Authentication” and VALid® has one of the most intuitive and strongest forms of Mutual Authentication available.

▪	Transaction Verification (Out-of-Band – OOB)

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

▪	Non-Repudiation – PKI (Digital Certificates)

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

Competition

We experience intense competition in each of the market segments in which we operate.

Mobile Services

We face competition from other vendors, from other MVNE’s, as well as from the traditional MNOs. An average MNO may have a few dozen technology suppliers: each may deliver a part of the overall network, switching, control and administrative systems comprising a mobile carrier’s infrastructure to service millions of retail customers. Likewise, many companies are aiming to become a vendor/partner of a MNO in order to assist the MNO to better service their wholesale business towards MVNOs. Some companies try to achieve this by selling various core components as a more traditional vendor: stand-alone switching systems, billing systems, CRM systems, Intelligent Network systems, etc. Examples of our competition in this market are companies like Highdeal, Comverse, Geneva, Amdocs and Artilium. In such cases the MNO often contracts with a system integrator like Cap Gemini or Atos Origin to help them to integrate all these components into effectively working systems. Recently, more and more of these system integrators not only position themselves anymore as onetime integrators, but they are also looking to assume the role as an on-going service providers, keeping (part of) the system up and running on behalf of the MNO: examples are Cap Gemini, Atos Origin, EDS, Accenture, and IBM. Likewise, various vendors themselves assumed such roles of managing and operating the systems they supplied. As such, we also face competition from traditional telecom infrastructure companies like Nokia-Siemens, Ericsson, Huawei, ZTE and Alcatel-Lucent.

As a consequence of these purchasing and outsourcing policies, many MNOs have over the years assembled large teams, sometimes as large as a dozen or more vendors/integrators/service providers, whereby each of them delivers a crucial part of the overall required capabilities. Not only have such larger teams, usually involving hundreds of full time consultants, been requiring very intense vendor management attention from the MNO to coordinate them, the result was often a very complex operational structure and work environment for both the MNO as well as the MVNO to work with. Instead of bringing superior, flexible services at affordable cost levels that were supposed to improve the position of the MNO to easily go after MVNO business, the MNO is often struck with a whole range of hard to manage, inflexible and expensive (and sometimes even incompatible) platforms, that actually undermine the capability of the MNO to successfully and profitably compete for MVNO business. Existing MVNOs threaten to migrate to another network provider, while new prospect are lost to other MNOs that do provide more flexible and affordable service.

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

Fraud Prevention and Security Software Services

ValidSoft’s anti-fraud and authentication solutions face competition from market players such as Authentify, Strikeforce, Finsphere, Tricipher for Out-of-Band authentication (OBB), RSA, VASCO and others for Tokens, and Verisign and others for Digital Certificates and Voice Vault and Nuance for voice-biometric authentication.

However, ValidSoft’s solutions, which can combine with Elephant Talk’s telecommunications expertise and infrastructure, result in state-of-the-art (and currently one-of-a-kind) complete solutions for multi-factor authentication solutions, with an emphasis on debit- and credit-card fraud prevention.

More specifically, ValidSoft’s patented VALid® solution combines strong authentication and transaction verification to counter not only traditional fraud vectors but also the latest in, for example, session-hijacking (Man-in-the-Middle, Man-in-the-Browser). Traditional authentication solutions, including hardware tokens, are vulnerable to these types of threats.

In addition, VALid-POS®, provides a sophisticated third-factor solution, using the international mobile telecommunications network, to determine whether a financial transaction is being attempted in the same approximate geographic region as a consumer’s mobile telephone. ValidSoft, unlike its competitors, does not use privacy-intrusive (and relatively time-consuming) latitude-longitude or GPS services.  The Proximity Correlation Logic at the heart of VALid-POS can also be used on other electronic channels such as Internet banking and M-banking.

VALid-SVP (‘Speaker Verification Platform’) is ValidSoft’s voice-biometric solution, adding an additional authentication factor. ValidSoft’s voice biometrics capability supports text-dependent, text-independent and conversational biometrics and all are capable of being deployed in a single platform and are accessible through a single API.

The combination of ValidSoft’s modules can employ up to four factors: VALid-4F®. This includes voice biometrics as well as VALid-POS for card-present transactions, both cross-border and domestic.

In addition, ValidSoft has developed a SIM-Swap detection solution, to secure the OOB mobile channel: VALid-SSD®. SIM Swap fraud is a first-transaction, spear-phishing fraud vector that is usually a one-hit, high-value fraud loss transaction. This supplements the strategic platform that can incorporate the other anti-fraud technologies that can be activated as and when required – again through a standard API set.

ValidSoft, by using customers’ existing telephony and mobile devices, ensures complete interoperability between multiple banks, while capable of providing the necessary branding through the use of the individual banks’ voice scripts.

Managing conventional ‘two-factor’ authentication systems that use physical tokens carries significant business overheads, such as the end user token distribution process (including retrieval and replacement), synchronization issues and time sequencing problems – all of which contribute to considerably greater costs. ValidSoft’s solutions do not suffer these issues and provide financial institutions – and government sector bodies – with the added benefit of a significantly lower ‘Total Cost of Ownership’ whilst dramatically improving security levels.

Intellectual Property, Patents, Copyrights

Intellectual Property

Since the acquisition of ValidSoft by Elephant Talk in March 2010, considerable resources have been invested in developing and increasing ValidSoft’s product and intellectual property portfolio.

In terms of products, since March 2010, ValidSoft has considerably grown its product portfolio, the key elements of which include:

1.	VALid® a patented two-factor authentication solution.

2.	VALid-POS® a patent-pending solution for so-called ‘false-positive’ prevention, using proximity correlation logic.

3.	VALid-SSD® a patent-pending solution for ‘SIM-Swap’ detection.

4.	VALid-CFU™ a patent-pending solution for ‘Call-Forward Unconditional’ detection.

5.	VALid-SVP™ the Speaker Verification Platform, a proprietary voice-biometric solution.

6.	VALid-4F® the combination of the above technologies, resulting in a highly secure 4-Factor authentication solution.

Only VALid® and VALid-POS® were marketable products at the time of the acquisition, items 3 to 6 inclusive are therefore products, developed since March 2010, which are ready for market.

Patents

As indicated above, ValidSoft’s products and technology are further protected by patent law. Indeed, at the time of the March 2010 acquisition, ValidSoft owned one UK patent (for VALid®) and had filed one patent application (for VALid-POS®).

Since then, ValidSoft has invested in research and development capabilities resulting in a significant expansion in its patent portfolio. Specifically, ValidSoft has since the acquisition made three new patent applications. These, if granted, will give ValidSoft a twenty year monopoly over the core technology used in its VALid-SSD®, VALid-CFU™ products. The third application is for a new security mechanism for high-security wireless networks (Dual-SSID authentication).

Our focus on protecting our intellectual property in the growth markets is an indicator of our strategic business focus going forward. The growth markets (South America, Asia Pacific) will be increasingly important to ValidSoft as the demographics are highly suited to our solutions and there is significant business potential

Copyright

All ValidSoft’s products are software-based technology solutions. As such, the proprietary source code used in each of the (above) products is protected by copyright and will be licensed or delivered as part of a wider service to clients.

As is common in the security software market, ValidSoft does use open standards (e.g. SSL) and in some case components of open source software. Naturally, ValidSoft does not claim ownership in such open standards or open source code; however most of ValidSoft’s software is based on proprietary (and therefore copyright-protected) code.

Data Protection and Privacy Compliance

In March 2010, ValidSoft was awarded the European Privacy Seal for the product VALid-POS®, which was deemed fully compliant with EU data protection and privacy law.

The ValidSoft platform is also built on privacy, an underlying principle in all our solutions. ValidSoft is the first security software company in the world to have been awarded this seal.The granting of the European Privacy Seal to VALid-POS®, the most recognised and stringent certification available in Europe, provides the legal compliance mechanism that enables mobile network data to be legally and securely exchanged between the entities involved in providing the VALid-POS® service; namely the Mobile Network Operators, the Banks and VALid-POS® itself.

European data protection law is the most stringent in the world and in fact forms the basis for similar legislation in many other regions. ValidSoft has commenced a legal assessment of data protection and privacy laws in other regions and countries, initially including the US, Australia and Hong Kong, where the solution has also been assessed as fully compliant.

Second Privacy Seal Awarded - The second European Privacy Seal is awarded for VALid-4F™ in September 2011, the four-factor authentication and transaction verification solution that incorporates both biometric voice verification and Proximity Correlation Logic; knowing where someone is or isn’t. The second Seal confirms the company’s ability to maintain the highest privacy standards in its work with citizens’ information when contracted by financial services organizations and government departments.

At ValidSoft, we believe in the concept of ‘privacy by design’, as described by Gartner, privacy and data protection should be embedded throughout the entire life cycle of technologies, from the early design stage to their deployment, use and ultimate disposal (European Commission: A digital agenda for Europe, 26/8/2010). Our second EuroPriSe seal confirms that our products embody that approach right across the private and public sectors.

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

Employees

As of December 31, 2011 we employed 120 people and retained on a long term basis, the services of 53 independent contractors. We consider relations with our employees and contractors to be good. Each of our current employees and contractors has entered into confidentiality and non-competition agreements with us. There are no collective bargaining contracts covering any of our employees.

ITEM 1A.  RISK FACTORS

Risks Related to Our Company

The substantial and continuing losses, and significant ongoing operating expenses incurred in the past few years, may require us to change our business plan.

We have incurred net losses of $25,310,735 and $92,483,360 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had an accumulated deficit of $180,128,371.

Our losses are the result of our continued investment in engineering, software development and build up of integration skills and intellectual property of our mobile platform and our fraud prevetion solutions as well as increase in international market development efforts. In 2011 these investments saw the beginning of a revenue ramp-up whereby the revenue contribution (Revenues minus Cost of Service) in 2011 increased more than 70% in comparison with the previous year. This was partly due to a large customer base with monthly recurring revenues coming on to our platform at the end of the 4th quarter 2011. However, this has not yet resulted in positive cash flow and accordingly, management may consider financing as needed.

During 2011 the company received gross proceeds of $26,808,067 from exercised warrants and employee options. In 2012 up till 5 March the company received another $590,740 of gross proceed from exercised warrants and employee options.

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may be required to change our operations.

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

We currently derive a large part of our revenue from the business activity landline outsourced services.

Although our revenue mix is changing and our mobile and security services are improving operating margins, the landline based premium rate services are currently still comprise the largest revenue for the company, although with low margins. If significant changes occur in market conditions pertaining to this type of service it could have an adverse impact on our business, results of operations and financial condition.

We have recently shifted our business strategy, and we may not prove successful in our new focus

In 2006 we began to expand our focus from the market of landline telecommunication services to mobile and security services, including substantial increases of investment in software engineering, systems integration and mobile components. Even though we have built experience in serving these new customers since 2008, we have limited large scale experience in these areas, therefore we may not be able to enter and compete in these markets, or achieve profitability.

We operate in a complex regulatory environment, and failure to comply with applicable laws and regulations could adversely affect our business.

Our operations are subject to a broad range of complex and evolving laws and regulations. Because of our coverage in many countries, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject us to fines and penalties, damage our reputation, constitute a breach of our client agreements, impair our ability to obtain and renew required licenses, and decrease our profitability or competitiveness. If any of these effects were to occur, our operating results and financial condition could be adversely affected.

The Company has identified material weaknesses in internal control over financial reporting

The Company received an adverse opinion on the effectiveness of its internal control over financial reporting as of December 31, 2011 because of material weaknesses identified in management’s assessment of the effectiveness of such internal control as of that date related to US GAAP and SEC reporting expertise following budget contraints and limited resources. These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause the Company future delays in its reporting obligations and could have a negative effect on the Company and the trading price of the Company’s common stock. See “Item 9A. Controls and Procedures,” for more information on the status of the Company’s internal control over financial reporting

We may not be able to integrate new technologies and provide new services in a cost-efficient manner.

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

Disruptions in our networks and infrastructure may result in customer dissatisfaction, customer loss or both, which could materially and adversely affect our reputation and business.

Our systems are an integral part of our customers’ business operations. It is critical for our customers, that our systems provide a continued and uninterrupted performance. Customers may be dissatisfied by any system failure that interrupts our ability to provide services to them. Sustained or repeated system failures would reduce the attractiveness of our services significantly and could result in decreased demand for our services.

We face the following risks to our networks, infrastructure and software applications:

•	our territory can have significant weather events which physically damage access lines;

•	power surges and outages, computer viruses or hacking, earthquakes, terrorism attacks, vandalism and software or hardware defects which are beyond our control; and

•	unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

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

We strive to broaden our solutions offerings as well as to increase the volume of voice, data and media traffic that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. We acquired ValidSoft and we may pursue additional acquisitions in the future to further our strategic objectives. Acquisitions of businesses and customer lists involve operational risks, including the possibility that an acquisition may not ultimately provide the benefits originally anticipated by management. Moreover, we may not be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating technologies and solutions, in migrating customer bases and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Therefore, successful integration may not occur in light of these factors.

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

Currently all of our net revenue is derived from sales and operations outside the United States whereas the reporting currency for our consolidated financial statements is the United States Dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country, where the Euro is the predominant currency. Considering the fact that most income and expenses are not subject to relevant exchange rate differences, it is only at a reporting level that the translation needs to be made to the reporting unit of USD. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially distorting effect (either negative or positive) on the reported results of operations, not necessarily being the result of operations in real terms. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/EUR, USD/CHF, USD/HKD, USD/CNY, USD/GBP and USD/BHD.

We historically have not engaged in hedging transactions since we primarily operate in same currency countries, currently being the EUR. However, the operations of affiliates and subsidiaries in non-US countries have been funded with investments and other advances denominated in foreign currencies and more recently in USD. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulate other comprehensive loss within the shareholders’ deficit section of our consolidated balance sheets. Although we have not engaged in hedging so far we continue to assess on a regular basis the possible need for hedging.

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

Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We intend to hire additional employees, including software engineers, communication engineers, project managers, sales consultants, employees and operational employees. The competition for qualified technical sales, technical, and managerial personnel in the communications and software industry is intense, and we may not be able to hire and retain sufficient qualified personnel. In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations. Volatility in the stock market and other factors could diminish the company’s use, and the value, of the company’s equity awards as incentives to employees, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

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

In 2011 the Company had a customer in the Netherlands, which accounted for Premium Rate Services revenue of $18,670,810 or (58% of the total revenue). For the same period in 2010, this same Dutch customer accounted for $22,439,478 or (60% of the total revenue). If this significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected revenues, it could have an adverse impact on our business, results of operations and financial condition although this impact is smaller than the revenue shows because of the low margin contribution of this particular (landline PRS) business. Loss of this customer, may result in adverse effect on our business, results of operation and financial conditions.

Product defects or software errors could adversely affect our business.

Design defects or software errors may cause delays in product introductions and project implementations, damage customer satisfaction and may have a material adverse effect on our business, results of operations and financial condition. Our software products are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct. Because our products are generally used by our customers to perform critical business functions, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems within or outside of our control may arise during implementation or from the use of our products, and may result in financial or other damages to our customers, for which we may be held responsible. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. In addition, as a result of business and other considerations, we may undertake to compensate our customers for damages caused to them arising from the use of our products, even if our liability is limited by a license or other agreement. Claims and liabilities arising from customer problems could also damage our reputation, adversely affecting our business, results of operations and the financial condition.

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

There are substantial risks and uncertainties in our future operating results, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and incumbent local exchange carriers have intensified competitive pressures in the markets where we operate, and/or if we have insufficient financial resources to market our services. The aggregate anticipated margin contribution from our new mobile and security solutions may not be adequate in amount or timing to offset the declines in margin from our traditional land-line telecommunications services.

We experience intense domestic and international competition in our telecommunications traffic and fraud prevention business which may adversely affect our results of operations and financial condition

Both the land-line and mobile traffic business are intensely competitive with relatively limited barriers to entry in the more deregulated countries in which we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, Mobile Network Operators, cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected, since the traffic business still constitutes a sizeable portion of our total business.

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

The market for communications information systems as well as security and fraud prevention services is highly competitive and fragmented, and we expect competition to continue to increase.

We compete with independent software and service providers and with the in-house IT and network departments of  communications companies. Our main competitors include firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, wireline and wireless services, cable, satellite and service bureaus) and network equipment providers that offer software systems in combination with the sale of network equipment. We also compete with companies that provide digital commerce software and solutions.

We believe that our ability to compete depends on a number of factors, including:

• the development by others of software products that are competitive with our products and services,

• the price at which others offer competitive software and services,

• the ability to make use of the networks of mobile network operators,

• the technological changes of telecommunication operators affecting our ability to run services over their networks,

• the ability of competitors to deliver projects at a level of quality that rivals our own,

• the responsiveness of our competitors to customer needs, and

• the ability of our competitors to hire, retain and motivate key personnel.

A number of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition. Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

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

If we issue additional shares of common stock in connection with subsequent financings, this could have a dilutive effect on your voting rights.

We are authorized to issue 300,000,000 shares of capital stock, including 250,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 113,807,071 were issued and outstanding as of March 9, 2012.

Furthermore, should we decide to finance the company through the issuance of additional common stock, convertible debt or preferred stock, this may have a dilutive effect on your voting rights, the value of your investment and the trading price of the common stock. If we issue more than 20% of our outstanding common stock in any equity-based financing, we are required to call a special meeting of our shareholders to authorize the issuance of such additional shares before undertaking the issuance. As a result, we cannot assure you that our shareholders would authorize such issuance and the company could be required to seek necessary capital in an alternative manner, which may not be available on commercially reasonable terms, if at all. If the company is unable to adequately fund itself, through its operations or equity/debt financing, this would have a material adverse affect on the company as a going concern.

As a “thinly-traded” stock, large sales can place downward pressure on our stock price.

Our stock experiences periods when it could be considered “thinly traded”. Financing transactions resulting in a large number of newly issued shares that become readily tradable, or other events that cause current shareholders to sell shares, could place further downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a shareholder who desires to sell a large number of shares to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

Shares eligible for future sale may adversely affect the market for our common stock.

As of December 31, 2011 there are 7,868,989 options and warrants to purchase 50,865,247 shares of our common stock outstanding. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. A significant portion of shares underlying the outstanding warrants are free-trading shares pursuant to certain registration statement and post-effective amendment to such registration statement filed with the SEC.Such increase in our outstanding share, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

Most of the outstanding warrants which have been registered in 2010 (FORM S-1 filing date November 22, 2010 and the POST EFFECTIVE AMENDMENT NO. 1 TO FORM S-1 filing date September 1, 2011) are still outstanding and are still likely to be exercised in due course.

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

Excercising of the warrants will dilute your interest in the Company.

The Company has issued warrants to purchase shares of the Company’s common stock in connection with private placement financings. The exercise of such warrants will significantly dilute your interest in the Company and could have a material adverse effect on the trading price of our common stock and the value of your investment.

Because our executive officers, directors, their affiliates and certain principal shareholders own a large percentage of our voting stock, other shareholders’ voting power may be limited.

As of December 31, 2011 Steven van der Velden, Martin Zuurbier, Johan Dejager, Phil Hickman, Rijkman Groenink, Jacques Kerrest, Pat Carroll, Mark Nije and Alex Vermeulen, our directors and executive officers, their affiliates and certain principal shareholders , beneficially owned or controlled approximately 37% of our outstanding common stock. In particular, as of December 31, 2011, Rising Water Capital AG, an entity affiliated with the certain of the aforementioned individuals, beneficially owned 23% of our common stock and QAT II Investments SA, another entity affiliated with certain of our officers and directors, beneficially owned 5.3% of our outstanding stock and hold 20,893,081 warrants that at various conditions can be converted into common stock. QAT Investments SA, another entity affiliated with certain of our officers and directors, is the owner of 51.3% of Rising Water Capital. If those shareholders act together, they will have the ability to have a substantial influence on matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These shareholders may make decisions that are adverse to your interests.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with our common stock and do not intend to pay any dividends to common shareholders for the foreseeable future.

ITEM 1 B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our offices in The Netherlands are located at Schiphol Boulevard 249, 1118 BH Schiphol. The office monthly rental is $14,220 and is subject to renting until June 2015. In addition the Company rents office space at Wattstraat 52, 1171 TR, Sassenheim, The Netherlands for a monthly rental of $1,801.

                Elephant Talk Communications S.L.U. is currently renting office space at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain, on a quarter-to-quarter rent, at a monthly rent of $5,594. In Guangzhou, China, we rent office space for a monthly rental of $7,863.

                ValidSoft Limited Ireland is currently leasing office space at Donegal Suite, Castle Buildings, Tara Street, Tullamore, Co. Offaly, Ireland on a rent at a monthly rent of $18,063. ValidSoft (U.K.) Ltd rents office space at 9 Devonshire Square, London, United Kingdom on a renewable 12 month rent for a monthly rental of $16,574.

                We also rent space for our telecom switches, servers and IT platforms at data centers (“co-locations”) at an aggregate monthly rent of $46,254. The various co-location spaces include: Amsterdam, Madrid, Barcelona, Milan, Zurich, London, Paris, Vienna, Bahrain and other locations where our telecommunications equipment are located..

We believe the facilities currently under rent are adequate for our present activities and that additional facilities are available on competitive market terms to provide for such future expansion of our operations as may be warranted.

ITEM 3.   LEGAL PROCEEDINGS

(a) Manu Ohri Litigation

In March 2009, Manu Ohri (Ohri), the Company’s former Chief Financial Officer from 2002 to 2006, commenced a lawsuit against the Company in the California Orange County Superior Court entitled Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609. Ohri alleged that the Company breached a 2006 written employment contract, a 2007 oral consulting contract, and otherwise owed him the reasonable value of consulting services rendered. The Company denied Ohri's allegations and commenced a cross-complaint against Ohri to, among other things, invalidate his alleged 2006 employment contract and stock bonus, and to recover the stock bonus or its fair market value.

The Company and Ohri, without any admissions of fault or liability, agreed byDecember 31, 2011 to compromise, resolve and extinguish all of their respective claims in consideration for mutual general releases and Ohri's conveyance of 300,000 shares of common stock to the Company. The lawsuit was dismissed in its entirety with prejudice without any final determination by the court on the merits of the parties’ respective claims.

(b) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (Bank), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467. The Bank alleged that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (ETL), a wholly-owned Hong Kong subsidiary of Elephant Talk Communications Corp. (Company). Various former officers and directors of ETL personally guaranteed the loans and overdraft account.

The Bank alleged that ETL was in default on the loans and overdraft account, and that approximately $1,933,308 including interest and default interest was due. The Bank alleged that the Company was directly liable to repay the loans and overdraft account as a successor in interest to ETL or because the Company expressly or impliedly assumed direct liability for the loans and overdraft account. The Company denied the Bank’s allegations and asserted several affirmative defenses. The Company contended that it had no direct liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors.

The Bank and the Company tried the case to the court without a jury between October, 5 and 12, 2011. The court found, among other things, that

•	The Company was not liable as a successor in interest or otherwise on the Bank loans and overdraft account to ETL;
•	The Company was not liable on the Bank’s claims because the Bank filed its action after the applicable California 4-year statute of limitations had expired; and
•	The Company was not liable to the Bank under the alternative theories of negligent or intentional misrepresentation.

The court entered judgment in favor of the Company and against the Bank on December 14, 2011, and awarded the Company $5,925.41 in costs. The judgment became final on February 16, 2012.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES

As of December 5, 2011 our common stock is listed for quotation on the NYSE AMEX under the symbol “ETAK”.  The following table sets forth the high and low closing price per share as per closing of each trading day as quoted on the NYSE AMEX and published on the internet by www.nasdaq.com for each quarter from January 1, 2010 through December 31, 2011. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low

December 31, 2011	$3.38	$2.35
September 30, 2011	$4.00	$2.60
June 30, 2011	$3.38	$2.14
March 31, 2011	$3.20	$2.22
December 31, 2010	$3.50	$2.15
September 30, 2010	$2.60	$1.50
June 30, 2010	$2.05	$1.50
March 31, 2010	$1.75	$1.20

At December 31, 2011, we had approximately 4,258 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of Securities Authorized	Number of option rights granted but not yet exercised	Number of issued Shares for this Plan, including exercised options	Number of securities (shares) remaining for future issuance	Weighted-average exercise price of outstanding options, warrants and rights

Securities Authorized for Issuance under Equity Compensation Plans Approved by Security Holders
2006 Non-Qualified Stock and Option Compensation Plan (1)	1,000,000	75,000	276,577	689,490	$2.25
2008 Long-Term Incentive Compensation Plan (2)(3)(4)	23,000,000	7,793,989	510,095	22,164,905	$1.78
Equity compensation plans not approved by security holders	—	—	—	—
Total	24,000,000	7,868,989	786,672	22,854,395

(1)	S-8 Filed July 21, 2006
(2)	S-8 Filed July 11, 2008
(3)	The shareholders approved the increase of the total number of shares of available to be issued under the 2008 Long-Term Incentive Compensation Plan from 5,000,000 to 23,000,000. 8-K filed September 20, 20-11
(4)	S-8 Filed October 6, 2011 registration of the shares available for grant from 5,000,000 to 23,000,000

Recent Sales of Unregistered Securities

Shares issued in 2011

On October 26, 2011 the company issued 122,857 shares in lieu of cash compensation to certain directors and executive officers. No proceeds were received.

The above-referenced securities were offered and sold pursuant to exemptions from registration provided by the Securities Act.

Shares issued (or cancelled) in 2012

On January 6, 2012 the company cancelled 300,000 shares from their register relating to the return of 300,000 shares as a result of the dismissal of a lawsuit against a former Chief Financial Officer. See also Note 25.

8% Senior Secured Convertible Notes in 2012

On March 29, 2012, we sold certain 8% senior secured convertible notes in the principal amount of $8.8 million to certain purchasers. See Footnote 29 to the Financial Statements.

Warrants issued in 2011

No warrants (other than replacement warrants for the remaining underlying shares after a partial excercise) were issued in the three month preceding the closing of this quarter.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on ETAK common stock with the cumulative return of the NASDAQ Comp. Index (IXIC) and the NASDAQ Telecom Index (IXUT) for each of the five fiscal years ended December 31, 2011, assuming an investment of $100 at the beginning of such period.

The table below shows $100 invested on December 31, 2006 in stock or index:

Month/Year	ETAK	NASDAQ Comp.	NASDAQ Telecom
12-2006	100.00	100.00	100.00
12-2007	77.78	109.81	109.17
12-2008	26.67	65.29	62.25
12-2009	57.78	93.95	92.27
12-2010	104.89	109.84	95.89
12-2011	117.78	107.86	83.79

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the Consolidated financial statements, the Notes to Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are elsewhere included in this form 10-K.

28

	2011	2010	2009	2008	2007
Balance sheet data:
TOTAL ASSETS	$44,812,103	$38,921,932	$24,426,776	$19,456,073	$24,608,228
Long term Liabilities	785,218	468,756	19,963,088	402,425	—
TOTAL LIABILITIES	9,717,003	10,250,664	30,554,777	10,419,455	34,090,964

Statement of Income Data:
REVENUES	$32,232,981	$37,168,351	$43,650,957	$44,359,007	$47,361,028
Cost of service	28,723,265	35,120,916	41,452,639	43,336,111	45,608,557
	3,509,716	2,047,435	2,198,318	1,022,896	1,752,471

Selling, general and administrative expenses	16,589,649	9,620,322	7,958,933	7,569,583	5,825,884
Non cash compensation to officers, directors and employees	6,818,905	5,588,392	1,727,870	1,266,155	5,045,502
Depreciation and amortization of intangibles assets	5,254,708	5,312,469	3,051,461	6,633,768	2,233,454
Intangible assets impairment charge	522,726	—	—	—	—
Total cost and operating expenses	57,909,253	55,642,099	54,190,903	58,805,617	58,713,397

LOSS FROM OPERATIONS	$(25,676,272)	$(18,473,748)	$(10,539,946)	$(14,446,610)	$(11,352,369)

OTHER INCOME (EXPENSE)
Interest income	106,721	239,713	160,535	42,258	101,324
Interest expense	(201,184)	(1,802,804)	(938,627)	(499,015)	(849,212)
Other income	460,000	—	(480,000)	—	—
Interest expense related to amortization of debt discount on promissory notes	—	(21,094,104)	(4,369,183)	—	—
Change in fair value of warrant liabilities	—	(48,107,969)	(538,382)	—	—
Amoritization of deferred financing costs	—	(3,238,602)	(591,710)	—	—
Beneficial conversion feature charge	—	—	—	(1,200,000)	—
Total other income (expense)	365,537	(74,003,766)	(6,757,367)	(1,656,757)	(747,888)

LOSS BEFORE PROVISION FOR INCOME TAXES	(25,310,735)	(92,477,514)	(17,297,313)	(16,103,367)	(12,100,257)
Provision for income taxes	—	(800)	(800)	(800)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(25,310,735)	(92,478,314)	(17,298,113)	(16,104,167)	(12,101,057)
Net (loss) income attributable to noncontrolling interest	—	(5,046)	(1,771)	88,808	43,325
NET LOSS	$(25,310,735)	$(92,483,360)	$(17,299,884)	$(16,015,359)	$(12,057,732)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(624,275)	(1,655,917)	190,063	(490,239)	1,426,498
	(624,275)	(1,655,917)	190,063	(490,239)	1,426,498

COMPREHENSIVE LOSS	$(25,935,010)	$(94,139,277)	$(17,109,821)	$(16,505,598)	$(10,631,234)

Net loss per common share and equivalents - basic and diluted	$(0.24)	$(1.31)	$(0.32)	$(0.53)	$(1.27)

Weighted average shares outstanding during the period - basic and diluted	104,326,066	70,670,776	53,553,354	30,263,376	9,530,637

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

Business Combinations

We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. The purchase price includes the direct costs of the acquisition. However, beginning in fiscal 2009, acquisition-related costs will be expensed as incurred, in accordance with ASC 805 “Business Combinations”Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable business assets acquired.

Intangible Assets and Impairment of long Lived Assets

In accordance with ASC 350, intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 360, “Property and Equipment”, annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

Goodwill Impairment

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard in 2011 had no material impact on the Company’s financial statements.

Impact of Accounting Pronouncements

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

Services and Solutions

Elephant Talk is an international provider of business software and outsourced services to the telecommunications and financial services industry.

Full-MVNE/MVNO Mobile Services – wholesale services and managed services to Mobile Network Operators and Virtual Network Operators.

The company enables both mobile carriers and virtual operators to offer a full suite of products, delivery platforms, support services, superior industry expertise and high quality customer service without substantial upfront investments from clients. Elephant Talk provides global telecommunication companies, mobile network operators, banks, supermarkets, consumer product companies, media firms, and other businesses a full suite of products and services that enables them to fully provide telecom services as part of their business offerings. The company offers various dynamic products that include remote health care, credit card fraud prevention, mobile internet ID security, multi-country discounted phone services, loyalty management services, and a whole range of other emerging customized mobile services.

As of 2007 we positioned ourselves as an MVNE to MNOs and MVNOs offering a wide range of mobile enabling/enhancing services through sophisticated, proprietary technology supported by multi-country operations with a focus on business to business, outsourcing /partnering strategy. Important milestones in this respect are:

•	On September 17, 2008 a hosting agreement was signed with T-Mobile in the Netherlands. T-Mobile is one of the three MNOs in the Netherlands. Elephant Talk will connect MVNOs in the Netherlands to its platform, making use of the mobile network of T-Mobile.

•	In Spain, we have provided since June 2009, managed services to Vodafone Enabler.

•	In the course of 2010 we signed a framework hosting agreement with KPN Group Belgium NV. Elephant Talk will connect MVNOs in Belgium to its platform, making use of the mobile network of KPN in Belgium. The platform will be ready for services as of Q1 2012.

•	In 2011 the company closed a contract with Zain KSA in Saudi Arabia to provide its mobile platform which is ready for service as of 2011.

•	In November 2011 we executed a mass migration of SIMs on to our platform in Spain. This live migration – without having to replace the SIM cards – was an unique achievement and milestone for the Company.

•	In February 2012 we acquired out of liquidation proceedings the assets of Ensercom, a small MVNE in Germany giving us instant footprint in the German market.

ValidSoft – Fraud Prevention and Security Software Solutions

ValidSoft is a subsidiary of Elephant Talk Communications Corp. and is a thought and technology leader in providing solutions to counter electronic fraud relating to card, the internet, and telephone channels. ValidSoft's solutions are at the cutting edge of the market and are used to verify the authenticity of both parties to a transaction (Mutual Authentication), and the integrity of the transaction itself (Transaction Verification) for the mass market, in a highly cost effective and secure manner, yet easy to use and intuitive.

As the banking and payments world, in particular, begins to converge onto smart telecommunications-based devices, the ValidSoft integrated security platform, built solely on a real-time zero client-footprint model, allows organizations to leverage these convergence devices to provide visible and invisible security layers for all transaction channels, whilst also providing protection where the device itself is the channel.

This integrated platform, using proprietary technologies including Out-of-Band authentication and transaction verification, Proximity Correlation Logic, Pseudo Device Theft detection and biometric voice verification, allows organizations to protect all of their customer transaction channels within a single platform. This combination of technologies provides solutions from simply detecting SIM Swap fraud through to the world’s first commercially available Four-factor authentication solution. Internet banking, M-banking, Mobile Wallet, Mobile Payments, Card-present, card-not-present, NFC, citizen online services and more are all supported through either one or more of these integrated telecommunications-based techniques. The key operational highlights:

•	In September 2011 ValidSoft and Adeptra (www.adeptra.nl) Form Partnership to Extend Global Fraud Detection and Customer Communications. The partnership provides financial organizations with best-in-class fraud detection and prevention functionality, as well as total control over their customer communications.

•	ValidSoft was successful in a joint bid for the provision of a Self Certification project to an EU Government in the area of citizen benefit payments. The solution will evaluate the use of technology and incorporate ValidSoft’s Speaker Verification Platform, VALid-SVP™ to provide automation in the processing of citizen benefits with a view to achieving cost reduction and efficiencies.

•	The Company launched VALid-SVP™ (Speaker Verification Platform), a voice biometric technology to improve secure authentication.

•	ValidSoft has filed applications for three new patents in the Card Not Present fraud prevention area and the high end security area.

•	ValidSoft successfully renewed the European Privacy Seal in regards to its anti-fraud technology software, VALid-POS®, which is designed to detect and prevent card related fraud, a global multibillion dollar problem for financial institutions.

•	ValidSoft was awarded its Second European Privacy Seal for its VALid-4F™solution and continues to be the only Security Software Company in the world to be certified to the EuroPriSe standards. The European Privacy Seal certifies IT products and IT-based services privacy compliance with European data protection regulations.

Landline network outsourcing services

Through our fixed line telecom infrastructure and our centrally operated and managed ET Boss and Infitel platform, the Company also provides traditional landline services like Carrier Select and Carrier Pre-Select Services, Toll Free and Premium Rate Services to the business market.

Support technology

Business Support and Operational Support System (“ET BOSS”) and Intelligent Network – IN – (“Infitel”)

Through our European and Chinese development centers, we develop in-house telecom and media related systems and software, centered related to companies’ proprietary platforms ET BOSS and IN

Electronic fraud prevention products: VALid-POS®, VALid®, VALid-SVP™ and VALid-4F®

Our subsidiary ValidSoft has given us ownership of technology and intellectual property to combat fraud relating to card, the internet, and telephone channels. ValidSoft solutions are marketed under VALid-POS®, VALid® and VALid-4F®. For its biometrics based product it trades under VALid-SVP™.

Telecom infrastructure & network

We currently operate a switch-based telecom network with national licenses and direct fixed line interconnects with the Incumbents/National Telecom Operators in seven (7) European countries, one (1) in the Middle East (Bahrain), and partnerships with telecom operators in Scandinavia, Poland and Germany, and France. To this we have added mobile access coverage in order to cater for our mobile services and solutions. Our first mobile partners are T-Mobile in the Netherlands, Vodafone Enabler in Spain, KPN in Belgium. In Saudi Arabia we partnered with Zain KSA to provide our mobile platform services.

Results of Operations

Our results of operations for the year ended December 31, 2011, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, Elephant Talk Global Holding BV and its subsidiaries and ValidSoft Ltd and its subsidiaries.

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

The constant currency analysis presented whithin the comparison of the year-to-year results is calculated by using the average exchange rates over the year 2011. The same exchange rates are used in the income statement 2011. The following table shows the USD equivalent of the major currencies:

USD equivalent
Euro	$1.3910
British Pound	$1.6034

Adjusted EBITDA

In order to provide investors additional information regarding our financial results, we are disclosing Adjusted EBITDA, a non-GAAP financial measure. We employ Adjusted EBITDA, defined as earnings before derivative accounting, such as warrant liabilities and conversion feature expensing, income taxes, depreciation and amortization and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding the desired results. Accordingly, we believe that Adjusted EBITDA provides useful information for investors and others which allows them to better understand and evaluate our operating results.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

EBITDA Adjusted	2011	2010	2009

Net loss	$(25,310,735)	$(92,483,360)	$(17,299,884)
Provision for income taxes	—	800	800
Net loss attributable to noncontrolling interest	—	5,046	1,771
Depreciation and amortization	5,254,708	5,312,469	3,051,461
Intangible assets impairment charge	522,726	—	—
Stock-based compensation	6,818,905	5,588,392	1,727,870
Other income & expenses	(365,537)	74,003,766	6,277,367
Adjusted EBITDA	$(13,079,933)	$(7,572,887)	(6,240,615)

		Constant Currency
EBITDA Adjusted	2011	2010	2009

Net loss	$(25,310,735)	$(93,041,181)	$(17,308,474)
Provision for income taxes	—	800	800
Net loss attributable to non-controlling interest	—	5,046	1,771
Depreciation and amortization	5,254,708	5,565,544	3,054,330
Intangible assets impairment charge	522,726	—	—
Stock-based compensation	6,818,905	5,588,392	1,727,870
Other income & expenses	(365,537)	74,003,901	6,753,518
Adjusted EBITDA	$(13,079,933)	$(7,877,498)	$(5,770,185)

(Note to Adjusted EBITDA: 2009 figures do not include ValidSoft and 2010 figures include ValidSoft as of 1 April 2010).

Impact in constant currency of the inclusion of ValidSoft financials for the year ended December 31, 2010:

		Constant currency
	2011	Validsoft Q1 2010	2010 with Q1 Validsoft

Net loss	$(25,310,735)	$(1,352,803)	$(94,393,983)
Provision for income taxes	—	0	800
Net loss attributable to non-controlling interest	—	0	5,046
Depreciation and amortization	5,254,708	5,941	5,571,486
Intangible assets impairment charge	522,726	—	—
Stock-based compensation	6,818,905	0	5,588,392
Other income & expenses	(365,537)	53,778	74,057,679
Adjusted EBITDA	$(13,079,933)	$(1,293,084)	$(9,170,580)

Comparison of Years Ended December 31, 2011 and 2010

Revenue for the year ended December 31, 2011 was $32,232,981, a decrease of $4,935,370 or 13.28%, compared to $37,168,351 for the year ending December 31, 2010. The decrease in revenue was the result of the expected continued landline calling minutes related revenue decrease in our low margin legacy landline business by $7,886,899 (or 22.97%), which was partly off-set by the increase in revenues of our higher margin mobile and security solutions business of $2,951,530 (or 104.42%) compared to 2010. The increase in our higher margin mobile and security solutions business is mainly due to the increasing revenues of already existing customers  and a customer with a large consumer base with monthly recurring revenues coming on to our platform at the end of the 4th quarter 2011.

Revenue	2011	2010	2009
Landline Services	$26,454,826	$34,341,725	$37,808,578
Mobile & Security Solutions	5,778,155	2,826,625	5,842,379
Total Revenue	$32,232,981	$37,168,350	$43,650,957

Despite these total revenue declines, Revenue minus Cost of Service increased because of the higher margin in the mobile and security business.

	2011	2010	2009
Revenues	$32,232,981	$37,168,351	$43,650,957
Cost of Service	28,723,265	35,120,916	41,452,639
	$3,509,716	$2,047,435	$2,198,318

Cost of Service. Cost of service includes origination, termination, network and billing charges from telecommunications operators, out payment costs to content and information providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, and data transmission services.

Cost of Service for the year ended December 31, 2011 was $28,723,265, a decrease of $6,397,651 or 18.22%, compared to $35,120,916 for the year ended December 31, 2010. The decrease in cost of service was mainly caused by the decrease in revenues in our low margin legacy landline business. Cost of service as a percent of revenue was 89.1% and 94.5% for the years ended December 31, 2011 and 2010, respectively.

Management expects cost of service to decline further as a percent of revenue as a greater proportion of future revenue is comprised of our mobile services and ValidSoft solutions, which have a substantially lower cost of service than our traditional landline business.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expense for the years ended December 31, 2011 and 2010, were $16,589,649 and $9,620,322, respectively. SG&A expenses increased by $6,969,327, or 72.44%, in 2011 compared to 2010. This was led by an increase of 32.3% in our staffing levels on December 31, 2011 compared to December 31, 2010, largely in sales and European hires, as well as by higher marketing and selling costs. The increases in staffing levels and higher marketing and selling costs are mainly related to expected future revenues.

Non-cash compensation to officers, directors, consultants and employees. Non-cash compensation for the years ended December 31, 2011 and 2010 was $6,818,905 and $5,588,392, respectively. The increase is primarily attributable to higher staffing levels and the inclusion of ValidSoft.

Non-cash compensation is comprised of:

•	the expense related to shares of restricted common stock that were issued to management in lieu of cash compensation;
•	the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan; and;
•	the expense related to shares issued to consultants and others for services.

Depreciation and amortization. Depreciation and amortization for the years ended December 31, 2011 and 2010, was $5,254,708 and $5,312,469 respectively. Depreciation and amortization expenses decreased by $57,761 or 1.09% in 2011 compared to 2010.

Intangible assets impairment charge. The December 31, 2011 consolidated balance sheet includes: $12.7 million of intangible assets, net, and $13.3 million of fixed assets, net. Management updated its analysis of intangible assets and long-lived assets as of December 31, 2011. As a result of this assessment, we determined that the value of certain specific intangible assets was higher than the estimated recoverable value, and as a result, incurred an impairment charge of approximately $522,726 in 2011.In the evaluation of its intangible assets, the company estimated the undiscounted future cash flows directly associated with the asset and compared these to the asset's carrying amount. The assets impaired pertained primarily to Landline Business a specific two stage dialing product in order to make international long distance calls. The two stage dialing business is facing regulated tariffs by the European Union and competition from internet based alternatives like Skype. The impaired intangible assets consist of a brandname and business contracts. The segment where these intangible are part of is the Landline business.

.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses. Interest income was $106,721 and $239,713 for the years ended December 31, 2011 and 2010. Interest income was interest received on bank balances.

Interest expense was $201,184 and $1,802,804 for the years ended December 31, 2011 and 2010 respectively. High levels of interest expense in 2010 were due to higher levels of debt financing and less favorable interest rates. Interest charges decreased with the automatic conversion of the QAT 2010 bridge loan and 2009 promissory notes on November 19, 2010.

Other income was $460,000 and $0 for the years ended December 31, 2011 and 2010 respectively. Other income was the result of the release of a FIN48 provision following a successful abatement request with the IRS for the year 2007. Following this success full abatement the company also decided to release a similar provision it had made for a potential IRS fine for the year 2008.

Non-controlling Interest. Our majority owned subsidiaries are Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC and  ET-UTS NV.

We incurred a non-controlling interest charge attributable to minority shareholders’ interest for the years ended December 31, 2011 and December 31, 2010 of $0 and $5,046 respectively.

Net Loss. Net Loss was $25,310,735 and $92,483,360 for the years ended December 31, 2011 and 2010 respectively. The improvement of $67,172,625 was primarily the result of high non-cash financing charges in 2010.

Other Comprehensive Income (Loss). We record foreign currency translation gains and losses as other comprehensive income or loss. Other comprehensive Income (Loss) for the years ended December 31, 2011 and 2010 was ($624,275) and ($1,655,917) respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Constant currency Comparison of Years Ended December 31, 2011 and 2010

		Constant currency
Revenue	2011	2010	Variance 2011 versus 2010
Landline Services	$26,454,826	$36,031,206	$(9,576,380)
Mobile & Security Solutions	5,778,155	2,968,144	2,810,011
Total Revenue	$32,232,981	$38,999,350	$(6,766,369)

Revenue - constant currency. In constant currency, the revenue decreased by $6,766,368 or 17.35% compared to 2010. The decrease in revenue was the result of the expected continued decrease in our low margin legacy landline business by $9,576,380 (or 26.58%), which was partly off-set by the increase in our higher margin mobile and security solutions business of $2,810,011 (or 94.67%) compared to 2010.

		Constant currency
	2011	2010	Variance 2011 versus 2010
Revenue	$32,232,981	$38,999,350	$(6,766,369)
Cost of service	28,723,265	36,860,331	(8,137,066)
	$3,509,716	$2,139,019	$1,370,697

Cost of service– constant currency. In constant currency the cost of service decreased by $8,137,066 or 22.1% compared to the same period in 2010, primarily as a result of lower levels of revenue and the lower cost of service associated with the mobile managed services and Validsoft business.

Selling, general and administrative expenses – constant currency. In constant currency, SG&A increased by $6,573,133 or 65.6%, compared to the same period in 2010. The increase in expenses was mainly attributable to increased staffing levels and the inclusion of ValidSoft into our financials as of April 1, 2010.

Non-cash compensation to officers, directors, consultants and employees – constant currency. Since non-cash compensation comprises United States Dollars denominated shares, options and warrants, a constant currency analysis is not applicable.

Depreciation and amortization – constant currency. In constant currency the depreciation and amortization expenses decreased by $310,836 or 5.6% compared to the same period in 2010.

Comparison of Years Ended December 31, 2010 and 2009

Revenue. Revenue for the year ended December 31, 2010 was $37,168,351, a decrease of $6,482,606 or 14.9%, compared to $43,650,957 for the year ending December 31, 2009. $2,008,830 of the decrease was a result of an unfavourable impact of the currency translation effect arising from a lower USD/Euro exchange rate. We had new mobile customers in 2010, especially in the higher margin managed service segment, but still experienced delays in the roll-out of other mobile customers, with the result that these new revenues could not compensate yet for the loss in wholesale revenue following the departure of an early stage mobile customer in financial disarray as well as a one-off project the company completed in 2009.

Cost of service. Cost of service for the year ended December 31, 2010 was $35,120,916, a decrease of $6,331,723 or 15.3%, compared to $41,452,639 for the year ended December 31, 2009. $1,913,634 of the decrease was a result of a favorable impact of the currency translation effect arising from a lower USD/Euro exchange rate. $4,418,087 of the decrease was the result of lower revenues, combined with lower cost of service associated with the mobile managed services and Validsoft business.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2010 and 2009, were $9,620,322 and $7,958,933, respectively. SG&A expenses increased by $1,661,389, or 20.9%, in 2010 compared to 2009. The increase in expenses was mainly attributable to increased staffing levels and the inclusion of ValidSoft into our financials as of April 1, 2010.

Non-cash compensation to officers, directors, consultants and employees. Non-cash compensation for the years ended December 31, 2010 and 2009 was $5,588,392 and $1,727,870, respectively. The increase was primarily attributable to higher staffing levels and the inclusion of ValidSoft.

Non-cash compensation was comprised of:

•         the expense related to shares of restricted common stock that were issued to management in lieu of cash compensation;

•         the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan; and

•         the expense related to shares issued to consultants for services.

Depreciation and amortization. Depreciation and amortization for the years ended December 31, 2010 and 2009, was $5,312,469 and $3,051,461 respectively. Depreciation and amortization expenses increased by $2,261,008 or 74.1% in 2010 compared to 2009. The increase of the amortization was primarily due to the amortization of the acquired intangible assets of Validsoft in 2010.

Intangible assets impairment charge. The December 31, 2010 consolidated balance sheet includes: $16.3 million of intangible assets, net, and $3.2 million of goodwill. Management updated itsanalysis of intangible assets and long-lived assets as of December 31, 2010 and we determined that for 2010 no asset impairment charges are necessary.

Other Income and Expenses. Interest income was $239,713 and $160,535 for the years ended December 31, 2010 and 2009 respectively. Interest income was interest received on bank balances.

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

With the conversion in 2010 of all of the outstanding convertible loans into equity there are no financial instruments left that require fair value measurements as of 2011, hence no more income statement impacts related to these types of instruments unless new financial instruments are issued that trigger liability accounting.

Non-controlling Interest. Our majority owned subsidiaries are Elephant Talk Communications PRS U.K. Limited, Elephant Talk Communications Premium Rate Services Netherlands B.V., Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., Elephant Talk Middle East & Africa Bahrain W.L.L., Elephant Talk Middle East & Africa FZ-LLC and ET-UTS NV.

We incurred a non-controlling interest charge attributable to minority shareholders’ interest for the years ended December 31, 2010 and December 31, 2009 of $5,046 and $1,771 respectively.

Net Loss. Net Loss was $92,483,360 and $17,299,884 for the years ended December 31, 2010 and 2009 respectively. The deterioration of $ 75,183,476 was primarily the result of non-cash financing charges that increased in 2010 by $66,941,400 compared to 2009. The remaining $ 8,242,076 was the result of:

•         increased depreciation and amortization of $ 2,261,008 compared to 2009;

•         increased SG&A expensees of $1,661,389 compared to 2009

•         increased, stock based compensation expenses of $ 3,860,522 compared to 2009;

•         increased interest income and expenses of $ 784,999 compared to 2009;

•         decrease of margin of $150,883 compared to 2009;

•         decrease of other expenses of $476,725 compared to 2009.

Comprehensive Income (Loss). Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009 was ($1,655,917) and $190,063 respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of $180,128,371 as of December 31, 2011. Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements.

In 2011 we received a total of $26,808,067 in gross proceeds from warrants and options exercised. After deduction of placement fees and associated costs the net proceeds from financing activities amounted to $25,894,241.

In addition, we received $ 271,915 in supplier financing for equipment purchased.

Following the delivery of our redundant and new version of our mobile platform in November 2011 and deployment in new countries, as well as the migration at the end of 2011 of a substantial customer base on to our network of recurring monthly revenues as well as increased revenues from our ValidSoft fraud solution management expects revenue increases and margin improvements in 2011.

We believe that together with our cash balance at December 31, 2011, of $6,009,576, the convertible secured loan the Company secured on March 29th 2012 for the net proceeds of US$ 5.7 million (for the coming 12 months), $1.8 million cash generated by the restored credit term with one of our recurring supplier, $590,740 cash generated by the warrants and options exercised so far in 2012 and an up to $2 million commitment from an affiliated party, the company feels that the funds available are sufficient to meet our cash needs for the next twelve months and therefore will have the ability to continue as a going concern.   In addition, the Company believes that it could continue to attract funds, through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners in the form of debt, mezzanine or permanent equity. In case cash flows from operations or financing are delayed, the company will lower its capital expenditures on new developments and markets as well as reduce the hiring of new employees and contractors.

Loan agreements

On March 29th 2012, a number of investors (“Holders”) entered into a senior secured convertible loan agreement (“Note”) in the principal amount of $8,800,000 with the Company whereby the Holders will provide the company with gross proceeds of $8,000,000, after the $800,000 Original Issue Discount. According to the terms, the Note will bear an interest rate of 8% of the principal amount and mature May 1st 2014. The monthly installment payments (constituting interest and amortization) total $ 2,273,718 for the first year and $ 7,180,000 for the second year. Of the $ 8,000,000, the amount equal to the first year installments, being $ 2,273,718, will be placed in escrow and will be applied on a monthly basis for the payment of the monthly installments. At the election of the Company the Company can decide on a monthly basis to pay the full installment amount or parts thereof in common stock of the Company at an amount equal to 90% of the average of the five lowest volume weighted average (“VWAP|”) of the common stock during the twenty (20) Trading Days immediately prior to such installment on the trading day payment date. The remaining amount of $5,726,282 has been made available to the Company immediately at closing of the transaction. In the first year, when the company elects to pay a monthly installment in common stock, the equivalent cash installment amount will be released from the escrow and becomes available to the Company. The Notes are convertible at the option of the Holder into our common stock at a fixed conversion price conversion price equal to 115% of the trailing 30 day closing price prior to closing of the transaction. After a period of 12 months the Note automatically converts at the Fixed Conversion Price, if the shares of the Company, for any consecutive 30 days, close at or above 150% of the Fixed Conversion Price. The Notes are secured by a first priority security interest in all of the assets of the Company. In the event the company (in partnership with Adeptra) fails to announce that it has entered into and operationalized a contract with one of the ten largest international financial institutions to provide SIM swapping fraud detection and prevention services to such financial institution in which the company receives certain amount of net compensation, the Holders may declare all of the then outstanding principal amount of the Note to be due and payable immediately. In addition in such event, the Holders may convert the Notes into our common stock at the lowest of (a) the fixed conversion price in effect prior to such failure, (b) 90% of the average of the 5 lowest VWAPs for the 20 days prior to that day (c) 90% of the lowest reported trade price for the common stock as reported by Bloomberg on such date. Upon occurrence thereof the Company has the option to redeem a portion or the entire outstanding amount of this Note at a redemption price of 100% thereof.

The Company is obligated to register the shares of Common Stock underlying the Notes pursuant to certain mandatory registration rights granted to the Holders.

Operating activities

Net cash used in operating activities for the year ended December 31, 2011 was $14,570,936 compared to $14,107,838 in 2010, an increase of $463,098. This increase is primarily attributable to working capital changes as increased account receivable of ($1,372,719) and deferred revenue of $142,309 and decreased prepaid expenses, deposits and other assets of $782,920, accrued expenses and other payables of ($1,587,264), accounts payable, proceeds from related parties and customer deposits ($140,229). The net change in working capital is an increase of $2,174,983.

Investment activities

Net cash used in investment activities for year ended December 31, 2011 was $8,517,211 an increase of $5,329,449, (or 167.2%) compared to $3,187,762 in 2010. The increase was primarily attributable to a higher level of equipment and software purchases.

Financing activities

Net cash received by financing activities for the year ended December 31, 2011 was $25,894,241 compared to $17,899,518 for the year ended December 31, 2010. Please see footnotes 2 and 28 of Financial Statement for more information.

As a result of the above activities, the Company had a cash and cash equivalents balance of $6,009,576 as of December 31, 2011, a net increase in cash and cash equivalents of $3,763,879 since December 31, 2010.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financing related events in 2011

Loan conversions, Share Offerings, Warrant and Employee Options exercises

Below is a summary of the results of the efforts of the company to attract funds and also improve the balance sheet position of the company. The company does not have any convertible loans and notes outstanding.

Financing	Number of shares issued	Type	Gross Proceeds 2011	Remark

Bridge SPA "A"-Warrant Exercise ($1.25)	2,783,988	Warrant	$3,347,365	Mandatory exercises
Bridge SPA "A"-Agent Warrant Exercise ($1.25)	154,683	Warrant	$81,563	Voluntary excercises
Bridge SPA "B"-Warrant Exercise ($2.00)	725,000	Warrant	$1,300,000	Voluntary exercises
Bridge SPA "B"-Agent Warrant Exercise ($2.00)	65,250	Warrant	$75,000	Voluntary exercises
2010 PIPE Warrant Exercises ($1.50)	11,666,685	Warrant	$17,500,028	Mandatory exercises
Exercise Agent Warrants (2009 Placement) ($1.00)	96,289	Warrant	$-	Voluntary exercises
Employee Option Exercising (2006 Plan)	276,577	Employee Option	$624,688	Voluntary exercises
Employee Option Exercising (2008 Plan)	510,095	Employee Option	$630,549	Voluntary exercises

	16,278,567		$23,559,193

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange rate

As the vast majority of our business activities are carried out in Euros and we report our financial statements in US dollars, fluctuations in foreign currencies impact the total amount of assets and liabilities that we report for our foreign subsidiaries upon the translation of those amounts in US dollars. Since we carry out our business activities primarily in Euro’s we do not currently engage in hedging activities.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

Contractual obligations

The contractual obligations are presented in the footnote 24, Commitments to the financial statements. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates.

ITEM 8.  FINANCIAL STATEMENTS

ELEPHANT TALK COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2011, 2010 and 2009

TABLE OF CONTENTS

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, BDO USA, LLP	44-45

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010	46

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009	47

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009	48

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009	49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	50-66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Elephant Talk Communications Corporation

We have audited the accompanying consolidated balance sheets of Elephant Talk Communications Corporation, as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Communication Corporation, at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Elephant Talk Communications Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2012 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Elephant Talk Communications Corporation

We have audited Elephant Talk Communications Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Elephant Talk Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain effective controls over its annual financial statements been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 15, 2012, on those financial statements.

In our opinion, Elephant Talk Communications Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Elephant Talk Communications Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March30, 2012 expressed an unqualified opinion.

/s/ BDO USA, LLP.

Los Angeles, California

March 30, 2012

ELEPHANT TALK COMMUNICATION CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,009,576	$2,245,697
Restricted cash	190,844	190,312
Accounts receivable, net of an allowance for doubtful accounts of $436,546 and $119,044 at December 31, 2011 and December 31, 2010 respectively	6,441,528	5,600,562
Prepaid expenses and other current assets	1,522,461	2,337,914
Total Current Assets	14,164,409	10,374,485

FINANCIAL INVESTMENT IN JOINT VENTURE	323,708	—

NOTE RECEIVABLE	417,199	—

LONG TERM DEPOSITS	651,930	610,486

PROPERTY AND EQUIPMENT, NET	13,315,687	8,452,588

INTANGIBLE ASSETS, NET	12,784,199	16,253,587

GOODWILL	3,154,971	3,230,786

TOTAL ASSETS	$44,812,103	$38,921,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$312,236	$356,738
Accounts payable and customer deposits	4,490,455	4,703,875
Deferred Revenue	132,467	—
Accrued expenses and other payables	3,035,758	3,843,938
Loans payable	960,869	877,357
Total Current Liabilities	8,931,785	9,781,908

LONG TERM LIABILITIES
Trade note payable	271,915	—
Loan from related party	513,303	468,756
Total Long term Liabilities	785,218	468,756

Total Liabilities	9,717,003	10,250,664

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 110,525,233 issued and outstanding as of December 31, 2011 compared to 88,660,848 shares issued and outstanding as of December 31, 2010	216,188,899	183,825,665
Accumulated other comprehensive income (loss)	(1,143,295)	(519,020)
Accumulated deficit	(180,128,371)	(154,818,436)
Elephant Talk Communications Corp. Stockholders' Equity	34,917,233	28,488,209

NON-CONTROLLING INTEREST	177,867	183,059
Total Stockholders' Equity	35,095,100	28,671,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,812,103	$38,921,932

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

REVENUES	$32,232,981	$37,168,351	$43,650,957

COST AND OPERATING EXPENSES
Cost of service	28,723,265	35,120,916	41,452,639
Selling, general and administrative expenses	16,589,649	9,620,322	7,958,933
Non-cash compensation to officers, directors and employees	6,818,905	5,588,392	1,727,870
Depreciation and amortization of intangibles assets	5,254,708	5,312,469	3,051,461
Intangible assets impairment charge	522,726	—	—
Total cost and operating expenses	57,909,253	55,642,099	54,190,903

LOSS FROM OPERATIONS	(25,676,272)	(18,473,748)	(10,539,946)

OTHER INCOME (EXPENSE)
Interest income	106,721	239,713	160,535
Interest expense	(201,184)	(1,802,804)	(938,627)
Other income	460,000	—	(480,000)
Interest expense related to amortization of debt discount on promissory notes	—	(21,094,104)	(4,369,183)
Change in fair value of warrant liabilities	—	(48,107,969)	(538,382)
Amortization of deferred financing costs	—	(3,238,602)	(591,710)
Total other income (expense)	365,537	(74,003,766)	(6,757,367)

LOSS BEFORE PROVISION FOR INCOME TAXES	(25,310,735)	(92,477,514)	(17,297,313)
Provision for income taxes	—	(800)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(25,310,735)	(92,478,314)	(17,298,113)
Net (loss) income attributable to non-controlling interest	—	(5,046)	(1,771)
NET LOSS	(25,310,735)	(92,483,360)	(17,299,884)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss) net of tax	(624,275)	(1,655,917)	190,063
	(624,275)	(1,655,917)	190,063

COMPREHENSIVE LOSS	$(25,935,010)	$(94,139,277)	$(17,109,821)

Net loss per common share and equivalents - basic and diluted	$(0.24)	$(1.31)	$(0.32)

Weighted average shares outstanding during the period - basic and diluted	104,326,066	70,670,776	53,553,354

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Description	Common Shares	Common Amount	Other compre-hensive income (loss)	Accum-mulated Deficit	Total stock-holders Equity (Deficit)
Balance - December 31, 2008	50,433,260	$52,933,208	$946,834	$(45,035,192)	$8,844,850
Shares issued, sold in 2008	476	500	--	--	500
Shares issued for sign-in fee	866,316	571,074	--	--	571,074
Shares issued for directors compensation	1,884,200	532,583	--	--	532,583
Shares issued to consultants	307,300	205,389	--	--	205,389
Shares returned by former CFO	(420,368)	(192,694)	--	--	(192,694)
Shares issued for management compensation	624,800	469,880	--	--	469,880
Placement fees	--	(100,000)	--	--	(100,000)
Amortization of Stock Options expense	--	460,838	--	--	460,838
Other comprehensive loss due to foreign exchange rate translation net of tax	--	--	190,063	--	190,063
Net Loss	--	--	--	(17,299,884)	(17,299,884)
Balance - December 31, 2009	53,695,984	$54,880,778	$1,136,897	$(62,335,076)	$(6,317,401)
Shares issued for acquisitions	7,682,869	16,008,172	--	--	16,008,172
Shares issued for financing	16,879,342	19,678,188	--	--	19,678,188
Shares issued for management compensation	1,395,168	2,441,541	--	--	2,441,541
Shares issued for note conversions	7,722,867	9,759,283	--	--	9,759,283
Shares issued for warrant exercises	1,087,809	2,237,897	--	--	2,237,897
Shares issued to consultants	195,876	293,371	--	--	293,371
Shares issued for employee stock option exercises	933	--	--	--	--
Shares issued for sign-in fee	--	(85,974)	--	--	(85,974)
Shares to be cancelled	--	(21,629)	--	--	(21,629)
Shares to be issued	--	3,461,865	--	--	3,461,865
Placement fees	--	(1,839,765)	--	--	(1,839,765)
Equity warrants	--	49,929,012	--	--	49,929,012
Amortization of Stock Options expense	--	2,639,236	--	--	2,639,236
Change in fair value of warrants	--	24,443,689	--	--	24,443,689
Other comprehensive loss due to foreign exchange rate translation net of tax	--	--	(1,655,917)	--	(1,655,917)
Net Loss	--	--	--	(92,483,360)	(92,483,360)
Balance - December 31, 2010	88,660,848	$183,825,664	$(519,020)	$(154,818,436)	$28,488,209
Shares issued related to Convertible Notes 2009 (to be issued in 2010)	2,210,367	--	--	--	--
Shares issued for warrant exercises	18,063,551	25,489,729	--	--	25,489,729
Shares issued for employee stock option exercises	786,672	1,255,237	--	--	1,255,237
Shares issued to consultants	303,506	737,611	--	--	737,611
Shares issued for board & management compensation	500,287	1,343,208	--	--	1,343,208
Shares to be issued	--	5,269	--	--	5,269
Warrant solicitation fee	--	(1,052,897)	--	--	(1,052,897)
Amortization of Stock Options expense	--	4,697,305	--	--	4,697,305
Expenses attributable to share issuances	--	(112,229)	--	--	(112,229)
Other comprehensive loss due to foreign exchange rate translation net of tax	--	--	(624,275)	--	(624,275)
Net Loss	--	--	--	(25,310,735)	(25,310,735)
Elimination of rounding	(2)	--	--	--	--
Balance - December 31, 2011	110,525,229	$216,188,897	$(1,143,295)	$(180,128,371)	$34,917,233

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,310,735)	$(92,483,360)	$(17,299,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,254,708	5,312,469	3,051,461
Provision for doubtful accounts	318,443	(584,722)	220,156
Stock based compensation	6,319,314	5,080,783	1,561,378
Noncontrolling interest	—	5,046	1,771
Amortization of Shares issued for Consultancy	499,591	507,609	162,501
Change in fair value of warrant liabilities	—	48,167,991	538,382
Amortization of deffered financing costs	—	3,238,602	—
Interest expense relating to debt discount and conversion feature	—	21,094,104	4,960,893
Intangible assets impairment charge	522,726	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,372,719)	(238,523)	(628,082)
Decrease (Increase) in prepaid expenses, deposits and other assets	782,920	229,343	846,491
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(140,229)	(1,574,761)	602,179
Increase (decrease) in deferred revenue	142,309	(131,886)	(87,853)
Increase (decrease) in accrued expenses and other payables	(1,587,264)	(2,730,533)	740,770
Net cash used in operating activities	(14,570,936)	(14,107,838)	(5,329,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,721,307)	(3,246,057)	(3,869,149)
Restricted cash	49	42	(93)
Cash received from acquisition of subsidiary	—	58,253	—
Payments for acquisition	(347,758)	—	—
Loan to third party	(448,195)	—	(1,736,756)
Net cash used in investing activities	(8,517,211)	(3,187,762)	(5,605,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	13,769	27,125
Deferred financing costs	—	(205,326)	(1,495,674)
Loan from related party QAT Bridge Loan	—	2,518,220	—
Loan from related party Bridge SPA	—	2,885,000	—
Proceeds from Private Placement Offering	—	14,000,000	—
Trade note payable	271,915	—	—
Exercise of warrants & options	26,808,067	502,621	—
Placement & Solicitation fees	(1,185,741)	(1,814,766)	(100,000)
Proceeds from Convertible 12% secured note	—	—	5,568,000
Proceeds from Convertible 12% secured note - related parties	—	—	6,765,015
Loan from related party	—	—	34,736
Net cash provided by financing activities	25,894,241	17,899,518	10,799,202

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	957,785	183,879	(62,012)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,763,879	787,797	(198,646)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,245,697	1,457,900	1,656,546
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,009,576	$2,245,697	$1,457,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$39,560	$1,295,298	$21,965

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:	2011	2010
Shares issued to convert the notes payable and accrued interest	$—	$15,461,715	$532,583
Cash paid during the period for income taxes	$—	$800	$800
Increase in Share Capital due to Aquisitions and Non-cash Compensation	$—	$14,899,393	$
Increase of Share Capital due to Exercsie of Warrants and Conversion of Notes	$—	$9,457,044	$
Warrants issued to placement agents for services, treated as deferred financing costs	—	2,565,300
Warrants and derivative liabilities for issuance of 12% Promissory Notes are considered as discount of the Promissory Notes	$—	$—	$12,333,020
Warrants issued to placement agents for services, treated as deferred financing costs	$—	$—	$2,129,313

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Organization

Elephant Talk Communications Corp. also referred to as “we”, “us”, “Elephant Talk” and “the Company” is an international provider of business software and services to the telecommunications and financial services industry. The company enables both mobile carriers and virtual operators to offer a full suite of products, delivery platforms, support services, superior industry expertise and high quality customer service without substantial upfront investments from clients. Elephant Talk provides global telecommunication companies, mobile network operators, banks, supermarkets, consumer product companies, media firms, and other businesses a full suite of products and services that enables them to fully provide telecom services as part of their business offerings. The company offers various dynamic products that include remote health care, credit card fraud prevention, mobile internet ID security, multi-country discounted phone services, loyalty management services, and a whole range of other emerging customized mobile services.

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

ValidSoft – Fraud Prevention and Security Software Solutions

ValidSoft is a subsidiary of Elephant Talk Communications Corp. and is a thought and technology leader in providing solutions to counter electronic fraud relating to card, the internet, and telephone channels. ValidSoft's solutions are at the cutting edge of the market and are used to verify the authenticity of both parties to a transaction (Mutual Authentication), and the integrity of the transaction itself (Transaction Verification) for the mass market, in a highly cost effective and secure manner, yet easy to use and intuitive.

As the banking and payments world, in particular, begins to converge onto smart telecommunications-based devices, the ValidSoft integrated security platform, built solely on a real-time zero client-footprint model, allows organizations to leverage these convergence devices to provide visible and invisible security layers for all transaction channels, whilst also providing protection where the device itself is the channel.

This integrated platform, using proprietary technologies including Out-of-Band authentication and transaction verification, Proximity Correlation Logic, Pseudo Device Theft detection and biometric voice verification, allows organizations to protect all of their customer transaction channels within a single platform. This combination of technologies provides solutions from simply detecting SIM Swap fraud through to the world’s first commercially available Four-factor authentication solution. Internet banking, M-banking, Mobile Wallet, Mobile Payments, Card-present, card-not-present, NFC, citizen online services and more are all supported through either one or more of these integrated telecommunications-based techniques.

Note 2. Financial Condition

The Company has an accumulated deficit of $180,128,371 as of December 31, 2011. Historically, the Company has relied on a combination of debt and equity financings to fund our ongoing cash requirements. In 2011 we received a total of $26.8 million in gross proceeds from a combination of warrant and employee option exercises.

We believe that together with our cash balance at December 31, 2011, of $6,009,576, the convertible secured loan the Company secured on March 29th 2012 for the net proceeds of US$ 5.7 million (for the coming 12 months), $1.8 million cash generated by the restored credit term with one of our recurring supplier, $590,740 cash generated by the warrants and options exercised so far in 2012 and an up to $2 million commitment from an affiliated party, the company feels that the funds available are sufficient to meet our cash needs for the next twelve months and therefore will have the ability to continue as a going concern.   In addition, the Company believes that it could continue to attract funds, through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners in the form of debt, mezzanine or permanent equity. In case cash flows from operations or financing are delayed, the company will lower its capital expenditures on new developments and markets as well as reduce the hiring of new employees and contractors.

Note 3. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for December 31, 2011 and December 31, 2010 include the accounts of Elephant Talk Communications Corp., including:

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

All intercompany balances are eliminated in consolidation.

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss). The accumulated other comprehensive income (loss) as of December 31, 2011 and December 31, 2010 was ($1,143,295) and ($519,020), respectively. The foreign currency translation gain/(loss) for the years ended December 31, 2011 and 2010 was ($624,275) and ($1,655,917), respectively.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company would normally consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The company has full access to the whole balance of cash and cash equivalents on a daily basis without any delay.

Restricted Cash

Restricted cash represents cash deposited as bank guarantee for national interconnection agreements with telecom operators.

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $436,546 and $119,044, respectively.

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

The Company recognizes revenue from prepaid calling cards as the services are provided.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $132,467 and $0 as of December 31, 2011 and December 31, 2010, respectively.

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

Reporting Segments

ASC 280, Segment Reporting, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Based on these criteria the Company has determined that they operate in one reporting segment. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 “Compensation-Stock Compensation”, (“ASC 718”) (formerly SFAS No. 123(R)), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally up to three years), which we have elected to amortize on a straight-line basis.

To determine the value of our stock options at grant date under our employee stock option plan, we currently use the Black-Scholes option-pricing model. The use of this model requires us to make a number of subjective assumptions. The following addresses each of these assumptions and describes our methodology for determining each assumption:

Expected Life

The expected life represents the period that the stock option awards are expected to be outstanding. We use the simplified method for estimating the expected life of the option, by taking the average between time to vesting and the contract life of the award. Therefore, the expected term assumption was estimated for each individual grant using the simplified method as an average between time to vesting and the contractual term of the award.

Cumulative Volatility

We estimate expected cumulative volatility giving consideration to the expected life of the option of the respective award, and the calculated annual volatility by using the continuously compounded return calculated by using the last 252 closing prices of the share price (= one year trading). The annual volatility is used to determine the generalized (cumulative) volatility of our common stock preceding the grant. (= annual volatility x SQRT(expected life)).

Risk-Free Interest Rate

We estimate the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the U.S. Treasury Department, or the nearest available rate, with a remaining term equal or near to the expected life of the award.

Expected Dividend Yield

We estimate the expected dividend yield by giving consideration to our current dividend policies as well as those anticipated in the future considering our current plans and projections. We do not currently calculate a discount for any post-vesting restrictions to which our awards may be subject.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the years ended December 31, 2011 and 2010, the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

Intangible Assets

In accordance with ASC 350, intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 360, Property and Equipment, annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

Property and Equipment, Internally Developed and Third Party Software

Property and equipment are initially recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance the assets or extend the useful life are charged to operating expenses as incurred. Included in property and equipment are certain costs related to the development of the Company’s internally developed software technology platform. The Company has adopted the provisions of ASC 985, Software.

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

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets recorded at $1,522,461 as of December 31, 2011, compared with $2,337,914 as of December 31, 2010.

Note 5. Financial Investment in Joint Venture

On December 31, 2011 the company recorded an amount of $323,708 as financial investment for acquiring one third (33.33%) ownership of a company. This financial investment is related to the purchase, from a Dutch liquidator, of various assets and liabilities from a bankrupt Dutch company together with two other parties. In order to formalize the structure, the three parties’ set-up a new company called Elephant Security I. The investment was recorded at cost and is accounted for using the equity method.

Note 6. Note receivable

As of December 31, 2011 the company recorded $417,199 of notes receivable, compared to $0 as of December 31, 2010. Notes receivable as of December 31, 2011 represent a loan of $378,354 to Morodo Ltd, from the U.K and $38,845 to Elephant Security I from the Netherlands. The loans to both companies are interim loans prior to the intended acquisition.

Note 7. Long-term Deposit

Long-term earnest deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities for the total amount of $651,930 as at December 31, 2011 compared with $610,486 as of December 31, 2010. The deposits are refundable at the termination of the business relationship with the carriers.

Note 8. Property & Equipment

•	Intelligent Network (IN) platform

•	CRM software

•	Mediation, Rating & Pricing engine

•	Operations and Business Support software

•	Network management tools

Property and equipment at December 31, 2011 and December 31, 2010 consist of:

	Average Estimated Useful	December 31,	December 31,
	Lifetime	2011	2010
Furniture and fixtures	5	290,058	215,905
Computer, communication and network equipment	3 - 10	15,247,060	9,724,189
Software	5	4,752,070	4,187,523
Automobiles	5	98,416	125,241
Construction in progress		2,516,476	1,984,674
Total property and equipment		22,904,080	16,237,531

Less: accumulated depreciation		(9,588,393)	(7,784,943)
Total property and equipment, Net		$13,315,687	$8,452,588

Construction in progress consists of software projects in development that have not yet been completed. Total depreciation expense for the year ended December 31, 2011 totaled $2,231,799 compared to $2,260,489 and 2,246,669 for the same period 2010 and 2009, respectively.

Note 9. Intangible Assets - Customer Contracts, Licenses and Interconnects

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets as of December 31, 2011 and 2010 consisted of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2011	2010
Customer Contracts, Licenses , Interconnect & Technology	5-10	$11,480,653	$11,615,700
ValidSoft IP & Technology	1-10	15,428,182	15,639,154
Total intangible assets		26,908,835	27,254,854

Less: Accumulated Amortization and impairment charges		(9,735,102)	(8,684,964)
Less: Accumulated Amortization ValidSoft IP & Technology		(4,389,533)	(2,316,303)
Total intangible assets, Net		$12,784,199	$16,253,587

Total amortization expense for the year ended December 31, 2011 totaled $3,022,909 compared to $3,051,980 and $804,792 for the same period 2010 and 2009, respectively. In 2011 an impairment charge was recorded for ($522,726) in the Profit & Loss and ($486,575) in the balance sheet. The assets impaired pertained primarily to the acquired two-stage dialing business, which is part of the landline business. In 2010 and 2009 the company did not record any impairment.

	December 31,	December 31,
Goodwill	2011	2010
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
End of period exchange rate translation	(278,862)	(203,047)
Total	$3,154,971	$3,230,786

Estimated future amortization expense related to our intangible assets is:

	2012	2013	2014	2015	2016	2017 thereafter
Interconnect licenses and contracts	$584,079	$553,511	$475,418	$104,990	$4,382	$0
ValidSoft IP & Technology	2,253,379	2,253,379	2,253,379	2,102,949	2,052,805	787,556
	$2,837,458	$2,806,890	$2,728,798	$2,207,939	$2,057,187	$787,556

Intangible Assets Impairment charge

The Company assessed the carrying value of its intangible assets as of December 31, 2011. As a result of this assessment, the Company determined that the value of certain specific intangible assets was higher than the estimated recoverable value and therefore an impairment charge of $522,726 was recorded during 2011. In the evaluation of its Intangible Assets, the Company estimated the discounted future cash flows directly associated with the asset and compared these to the asset’s carrying amount.

Note 10. Acquisition of ValidSoft Ltd

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

Consideration paid	Total Consideration	Non- Contingent Consideration	Contingent Consideration
Number of shares	10,235,739	7,676,805	2,558,934
Fair value (share price at 17 March 2010)	$1.58	$12,129,352	-
Numer of warrants	3,829,487	2,872,114	957,373
Fair Value (black-scholes)		$3,904,336
Total Consideration Paid		$16,033,688

Following the valuation of ValidSoft, we allocated the above purchase price to the identifiable assets and liabilities of ValidSoft.

A summary of the assets acquired and liabilities assumed for ValidSoft are:

Estimated fair values:
Assets acquired	$16,677,323
Liabilities assumed	4,077,467

Net assets acquired	12,599,856
Consideration paid inclusive of contingent consideration valued at zero	16,033,688

Goodwill	$3,433,832

The operating results of ValidSoft have been consolidated with those of the Company starting April 1, 2010.

Note 11. Overdraft

In 2004, Elephant Talk Ltd, a subsidiary of the Company executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of December 31, 2011, the overdraft balance, including accrued interest totaled, $312,236 compared to $278,637 as of December 31, 2010. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd. Further detail can be found in Note 25, Litigation. As of December 31, 2011, Moba Consulting Partners B.V., a subsidiary of the Company, had an overdraft of $0 compared to $78,101 as of December 31, 2010 on one of the company’s bank accounts.

Note 12. Deferred Revenue

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $132,467 and $0 as of December 31, 2011 and December 31, 2010, respectively.

Note 13. Accrued Expenses

	December 31, 2011	December 31, 2010
Accrued selling, general & administrative expenses	$1,477,463	$1,494,218
Accrued cost of sales and network	562,240	380,236
Accrued taxes	294,689	791,128
Accrued interest payable	701,366	653,146
Other	--	525,210
Total accrued expenses	$3,035,758	$3,843,938

Note 14. Loans Payable

Loans payable at December 31, 2011 and 2010 are summarized as follows:

	December 31 2011	December 31 2010
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$319,765	$319,182
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	254,224	190,716
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	103,704	84,799
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,177	282,660
Total	$960,870	$877,357

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (Bank), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.

The Bank alleged that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (ETL), a wholly-owned Hong Kong subsidiary of the Company. Various former officers and directors of ETL personally guaranteed the loans and overdraft account.

The Bank alleged that ETL was in default on the loans and overdraft account, and that approximately $1,933,308 including interest and default interest was due. The Bank alleged that the Company was directly liable to repay the loans and overdraft account as a successor in interest to ETL or because the Company expressly or impliedly assumed direct liability for the loans and overdraft account. The Company denied the Bank’s allegations and asserted several affirmative defenses. The Company contended that it had no direct liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors.

The Bank and the Company tried the case to the court without a jury between October, 5 and 12, 2011. The court found, among other things, that

•	The Company was not liable as a successor in interest or otherwise on the Bank loans and overdraft account to ETL;

•	The Company was not liable on the Bank’s claims because the Bank filed its action after the applicable California 4-year statute of limitations had expired; and
•	The Company was not liable to the Bank under the alternative theories of negligent or intentional misrepresentation.

The court entered judgment in favor of the Company and against the Bank on December 14, 2011, and awarded the Company $5,925.41 in costs. The judgment became final on February 16, 2012.

Note 15. Trade note payable

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

Note 16. Loan from related party

The Company’s 51% owned subsidiary ET-UTS N.V. has received $513,303 in interest bearing (8% per annum) unsecured loans from United Telecommunication Services N.V., the 49% shareholder in the subsidiary. No maturity date has been fixed.

Note 17. Convertible Notes/Loans

12% Secured Convertible Promissory Note 2009

During 2011 and following the completion of administrative processing, the company issued the remaining 2,210,367 shares due to holders of the Secured Convertible Promissory Note 2009 that were automatically converted in November 2010.

Note 18.  Related Party Transactions

During 2011 Quercus Management Group (‘QMG’) an entity affiliated with certain officers and directors of the Company received for providing throughout the full year office space, back office support and car travel expenses invoices for the total amount of € 28,363 ($36,725).

During 2011 the company issued 89,433 shares to QAT II Investments, SA (“QAT II”) an entity affiliated with certain officers and directors of the Company as a result of the cashless exercise of 167,400 warrants issued in 2010 as part of their activities in raising funds under the “2010 Bridge SPA”. Although the transaction did not result in any cash proceed, the transaction can be valued at $209,250 as the exercise price of the warrants has been $1.25.

Note 19. Stockholders’ equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 110,525,229 shares of common shares issued and outstanding as of December 31, 2011, an increase of 21,864,381 shares since December 31, 2010, largely due to the shares issued in connection with the mandatory exercise of warrants (18,063,551), shares issued as consideration for management and board compensation (500,287), conversion of 12% secured convertible promissory notes (2,210,367), shares issued to employees as a result of exercised employee stock options (786,672), shares issued to consultants or other suppliers for services/goods delivered (279,718) and shares delivered to an employee who was entitled to receive salary for the period he was working for ValidSoft and before ValidSoft was acquired by Elephant Talk. The employee agreed in settling this backpay in shares.

The following table summarizes the shares issued for the year ended December 31, 2011:

Computation of Full Dilution - December 31, 2011	Number of shares issued

December 31, 2010 Total number of shares issued	88,660,848

Shares issued to consultants	279,718
Shares issued for management compensation	500,287
Shares issued for warrant exercises	18,063,551
Shares issued for acquisitions	-
Shares issued for financing	-
Shares issued for note conversions	2,210,367
Shares issued for employee stock option exercises	786,672
Shares issued for settlement with employee	23,788
Elimination of rounding	(2)
December 31, 2011 Total number of shares issued	110,525,229

Reconciliation with stock transfer agent records:

The number of 110,525,229 excludes the 245,900 unreturned and the 2,558,938 escrowed contingent shares (see below). The shares issued and outstanding as per December 31, 2011 according to the stock transfer agent’s records are 113,330,067, include 2,558,938 contingent shares for the ValidSoft acquisition and include 245,900 shares which were cancelled by the Company prior to 2006. However, the 245,900 shares were not returned to the stock transfer agent and never cancelled on the Company’s records. These shares have been blocked for trading by the Stock Transfer Agent. Finally, in the above table we included the elimination of a rounding difference of two shares between the Company’s shares issued and the stock transfer agent’s records.

(B) Class B Preferred Stock

The Company’s Articles of Incorporation (“Articles”) authorize the issuance of 50,000,000 shares of $ 0.00001 par value Class B Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company’s Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

During 2010 or 2011 the Company did not issue any shares of Preferred Stock.

Note 20. Basic and diluted net loss per share

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

Note 21. Non-Qualified Stock and Option Compensation Plan and Long Term Incentive Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of December 31, 2011, 75,000 stock options outstanding. There are remaining 600,000 shares and 14,490 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options and warrants consisted of the following as of December 31, 2011:

	Number of shares	Average Exercise Price	Initial Black Scholes Value
Options:
Outstanding as of December 31, 2010	307,742	$2.25	$398,608
Granted in 2011	81,422	$2.65	$25,371
Exercised/Shares delivered or to be delivered	301,100	$2.32	$359,390
Cancelled/Forfeited/Returned to reserve	13,064	$2.25	$11,147
Outstanding as of December 31, 2011	75,000	$2.25	$53,441

Most options were granted with an exercise price of $2.25, the share closing price as of September 26, 2007. All options have vested already. During 2011, with approval of the board/compensation committee, we granted 81,422 options to some of our employees offering them to make use of a special tax friendly saving scheme. These options were issued with an exercise price of $2.65.

The remaining options will expire in 2013 with various expiration dates.

The ‘cancelled/forfeited/returned to reserve’ options during 2011 of 13,064 were all granted in 2008 and were returned in connection with the cashless exercise of 18,000 initial options which resulted in the delivery of 4,936 shares.

Following is a summary of the status of options outstanding at December 31, 2011:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.25 - $ 2.65	75,000	1.73 years	$2.25	75,000	$2.25

At December 31, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was $0.

2008 Long-Term Incentive Plan

The 2008 plan was adopted on January 15, 2008, and approved by our shareholders on the same date as our annual meeting. This incentive plan authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008.

On October 6, 2011 the company filed, after approval of the shareholders, an “Amended and Restated 2008 Long-Term Incentive Compensation Plan” which basically provided in the increase of the existing 5,000,000 shares of common stock into 23,000,000 shares of common stock in order to cover future grants under this Plan.

As of December 31, 2011, a total of 7,793,989 stock options are outstanding under the Plan and 325,000 shares of restricted common stock together with 507,300 shares of common stock had been granted under this plan. Options granted generally begin vesting over a three-year period after grant date although options have been granted with a shorter period than three years. Options granted in the beginning expire two years from the date of vesting but the latest in 2010 issued options remain exercisable for nine years from the date of vesting. It is expected that future options will be awarded with the nine-year exercise period after first vesting.

Common stock purchase options and warrants consisted of the following as of December 31, 2011:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2010	4,083,100	$1.35	$5,002,238
Granted in 2011	4,644,883	$2.52	$6,312,781
Exercised/Shares delivered or to be delivered	510,095	$1.14	$626,179
Cancelled/Forfeited/Returned to reserve	423,899	$1.62	$493,361
Outstanding as of December 31, 2011	7,793,989	$1.78	$10,195,479

The options granted in 2011 were granted with an average exercise price of $2.52. The initial fair market value of the options granted using the Black-Sholes options model for these options has been valued at $6,312,781 at their initial grant-date.

Following is a summary of the status of options outstanding at December 31, 2011:

2008 Plan	Options outstanding				Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Remaining Expected Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60 - $3.39	7,793,989	8.06	6.93	$1.777	1,284,547	$1.12

The weighted average assumptions used for the options granted in 2011 using the Black-Scholes options model are: cumulative volatility of 152%, expected option life 5.60 years (using the simplified method) and a Risk Free Interest Rate of 1.899%. The expected dividend yield is zero.

At December 31, 2011 the not yet recognized expense portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $3,109,478. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate has been adjusted from 4.21% to 6.50% and the corresponding profit and loss effect has been accounted for in 2011.

Stock-Based Compensation Expense

Under the provisions of ASC 718, the Company recorded for the year ended December 31, 2011, $6,818,905 in stock-based compensation expense for management shares, Non-Qualified Stock and Option Compensation Plan and shares issued for consultancy and employee compensation. For the comparable period in 2010 the expensing was $5,588,392. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123(R).

Note 22.  Income taxes

Income tax expense (benefit) for the year ended December 31, 2011 and 2010 is summarized as follows:

	December 31, 2011	December 31, 2010
Current:
Federal	$(8,605,649)	$(7,894,958)
State	(1,518,644)	(1,393,228)
Deferred Taxes	10,124,293	9,288,986

Income tax expense	$—	$800

The following is a reconciliation of the provision for income taxes at the United States federal statutory rate to the foreign income tax rate at December 31, 2011:

	2011	2010
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)%	(6)%
Foreign income tax rate difference	10.2%	12.8%
Change in valuation allowance	29.8%	27.2%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2011 are as follows:

Deferred tax assets:	2011	2010
Deferred Tax Asset	$44,347,310	$34,223,016
Total gross deferred tax assets	44,347,310	34,223,016
Less: Valuation allowance	(44,347,310)	(34,223,016)
Net deferred tax assets	$—	$—

At December 31, 2011, the Company had accumulated deficit carry forwards of approximately $110,866,274. The net change in the valuation allowance during the twelve months period ended December 31, 2011 was $10,124,293.

At December 31, 2010, the Company had accumulated deficit carry forwards of approximately $85,555,541. The net change in the valuation allowance during the twelve months period ended December 31, 2011 was $9,288,986.

A valuation allowance of approximately $44.3 million and $34.2 million at December 31, 2011 and 2010, respectively, has been recorded against deferred tax assets as the Company was unable to conclude that it is more likely than not that such deferred tax assets will be realized.

As of December 31, 2011, we had net federal operating loss carry forwards and state operating loss carry forwards of approximately $44.3 million. The net federal operating loss carry forwards begin to expire in 2018 and the net state operating loss carry forwards begin to expire in 2012. The net operating loss carry forwards for foreign countries amounts to approximately $69.0 million. In all foreign countries various periods of expiration dates are applicable.

Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company.  In the event we have a change in ownership, utilization of the carry forward could be restricted.”

In June 2006, the FASB issued ASC Topic 740-10 “Uncertain Tax Positions” (ASC 740-10) which clarifies the accounting for uncertainty in income taxes. ASC 740-10 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for years beginning after December 15, 2006. We adopted ASC 740-10 on January 1, 2007 with no impact to our consolidated financial statements. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination.

Note 23.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of December 31, 2011 and December 31, 2010 were as follows:

		Non-controlling interest Balance at
Subsidiary	Non-controlling Interest %	December 31, 2011	December 31, 2010

ETC PRS UK	49%	$9,500	$9,723
ETC PRS Netherlands	49%	126,894	129,870
ET Bahrain WLL	1%	4,382	6,385
ET ME&A FZ LLC	49.46%	37,091	37,081

Total		$177,867	$183,059

Note 24.  Commitments

Commitments of the Company relating to co-location, network and office rents, regulatory and interconnection fees are as follows:

Year	Office	Co-location	Interconnect	Service/Support	Network	Total
2012	$683,643	$513,616	$2,332,157	$141,525	$392,907	$4,063,849
2013	440,479	253,751	1,532,507	0	199,151	2,425,887
2014	440,479	253,751	64,572	0	197,379	956,181
2015	241,591	0	51,612	0	182,709	475,912
2016	$241,591	$0	$12,732	$0	$116,211	370,535
						$8,292,364

As of December 31, 2011 the commitments of the Company relating to purchase orders are valued at cost of $372,287.

Note 25.  Litigation

(a) Manu Ohri Litigation

In March 2009, Manu Ohri (Ohri), the Company’s former Chief Financial Officer from 2002 to 2006, commenced a lawsuit against the Company in the California Orange County Superior Court entitled Manu Ohri v. Elephant Talk Communications, Inc., Case No. 30-20009-00120609. Ohri alleged that the Company breached a 2006 written employment contract, a 2007 oral consulting contract, and otherwise owed him the reasonable value of consulting services rendered. The Company denied Ohri's allegations and commenced a cross-complaint against Ohri to, among other things, invalidate his alleged 2006 employment contract and stock bonus, and to recover the stock bonus or its fair market value.

The Company and Ohri, without any admissions of fault or liability, agreed in December 2011 to compromise, resolve and extinguish all of their respective claims in consideration for mutual general releases and Ohri's conveyance of 300,000 shares of common stock to the Company. The lawsuit was dismissed in its entirety with prejudice without any final determination by the court on the merits of the parties’ respective claims.

(b) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (Bank), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467. The Bank alleged that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (ETL), a wholly-owned Hong Kong subsidiary of Elephant Talk Communications Corp. (Company). Various former officers and directors of ETL personally guaranteed the loans and overdraft account.

The Bank alleged that ETL was in default on the loans and overdraft account, and that approximately $1,933,308 including interest and default interest was due. The Bank alleged that the Company was directly liable to repay the loans and overdraft account as a successor in interest to ETL or because the Company expressly or impliedly assumed direct liability for the loans and overdraft account. The Company denied the Bank’s allegations and asserted several affirmative defenses. The Company contended that it had no direct liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors.

The Bank and the Company tried the case to the court without a jury between October, 5 and 12, 2011. The court found, among other things, that

•	The Company was not liable as a successor in interest or otherwise on the Bank loans and overdraft account to ETL;

•	The Company was not liable on the Bank’s claims because the Bank filed its action after the applicable California 4-year statute of limitations had expired; and

•	The Company was not liable to the Bank under the alternative theories of negligent or intentional misrepresentation.

The court entered judgment in favor of the Company and against the Bank on December 14, 2011, and awarded the Company $5,925.41 in costs. The judgment became final on February 16, 2012.

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

Note 26. Geographic Information

Twelve months ended December 31, 2011

	EUROPE
						Far East
	Netherlands	Spain	Switzerland	Others	Total	Hong Kong /	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$22,128,044	1,344,860	7,909,544	712,527	$32,094,975	$-	$20,507	$117,499	$32,232,981

Identifiable assets	$5,928,797	$1,224,428	$15,732,596	$16,333,398	$39,219,219	$302,429	244,529	5,045,926	$44,812,103

Twelve months ended December 31, 2010

	EUROPE
						Far East
						Hong Kong /
	Netherlands	Spain	Switzerland	Others	Total	China	Middle East	The Americas	TOTAL

Revenues from unaffiliated customers:	$27,623,380	1,752,470	6,653,139	461,742	$36,490,732	$-	$622,813	$54,806	$37,168,351

Identifiable assets	$6,469,979	$1,202,064	$11,012,075	$18,379,628	$37,063,745	$223,329	552,100	1,082,758	$38,921,932

Note 27. Concentrations

For the year ended December 31, 2011, the Company had a customer in the Netherlands, which accounted for revenue of $18,670,810. For the same periods in 2010, this same customer accounted for $22,439,478.

Note 28. Loans and Convertible Notes (Private Placement 2009)

Automatic Conversion of 2009 12% Convertible Promissory Notes

On November 19, 2010, the twenty day average closing price of the common stock of Elephant Talk Communications Corp. (the “Company”) exceeded $3.18.  As a result and pursuant to their terms, all outstanding 12% convertible promissory notes (the “Notes”) issued in connection with the Company’s 2009 private placement offering of units consisting of Notes and warrants to purchase shares of the Company’s common stock, no par value (the “Units”), plus all interest due the holder of the Note, automatically converted into common stock at the previously established conversion price of one (1) share of common stock per each $1.35 in principal plus interest due.  The Units are more fully described in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 6, 2009, August 24, 2009, September 10, 2009, October 5, 2009 and November 10, 2009 and in the Company’s quarterly filings on Form 10-Q and annual report for the year ended December 31, 2010 filed with the Commission on March 31, 2010.

As per the closing of 2011 all shares falling under the Private Placement 2009 have been issued and including previous years resulted in a total number of 9,933,234 issued shares of common stock in connection with the conversion of all of the Notes including accumulated and unpaid interest paid for in shares.

Note 29. Subsequent Events

The Company’s management evaluated subsequent events through March 30, 2011, the date the financial statements were issued and filed with the Securities and Exchange Commission.

On January 1st, 2012 the subsidiaries ET Caribbean BV, Moba Consulting Partners BV and Elephant Talk Global Holding BV were merged into the surviving entity Elephant Talk Europe Holding BV.

Loan agreements

On March 29th 2012, a number of investors (“Holders”) entered into a senior secured convertible loan agreement (“Note”) in the principal amount of $8,800,000 with the Company whereby the Holders will provide the company with gross proceeds of $8,000,000, after the $800,000 Original Issue Discount. According to the terms, the Note will bear an interest rate of 8% of the principal amount and mature May 1st 2014. The monthly installment payments (constituting interest and amortization) total $ 2,273,718 for the first year and $ 7,180,000 for the second year. Of the $ 8,000,000, the amount equal to the first year installments, being $ 2,273,718, will be placed in escrow and will be applied on a monthly basis for the payment of the monthly installments. At the election of the Company the Company can decide on a monthly basis to pay the full installment amount or parts thereof in common stock of the Company at an amount equal to 90% of the average of the five lowest volume weighted average (“VWAP|”) of the common stock during the twenty (20) Trading Days immediately prior to such installment on the trading day payment date. The remaining amount of $ 5,726,282 has been made available to the Company immediately at closing of the transaction. In the first year, when the company elects to pay a monthly installment in common stock, the equivalent cash installment amount will be released from the escrow and becomes available to the Company. The Notes are convertible at the option of the Holder into our common stock at a fixed conversion price conversion price equal to 115% of the trailing 30 day closing price prior to closing of the transaction. After a period of 12 months the Note automatically converts at the Fixed Conversion Price, if the shares of the Company, for any consecutive 30 days, close at or above 150% of the Fixed Conversion Price. The Notes are secured by a first priority security interest in all of the assets of the Company. In the event the company (in partnership with Adeptra) fails to announce that it has entered into and operationalized a contract with one of the ten largest international financial institutions to provide SIM swapping fraud detection and prevention services to such financial institution in which the company receives certain amount of net compensation, the Holders may declare all of the then outstanding principal amount of the Note to be due and payable immediately. In addition in such event, the Holders may convert the Notes into our common stock at the lowest of (a) the fixed conversion price in effect prior to such failure, (b) 90% of the average of the 5 lowest VWAPs for the 20 days prior to that day (c) 90% of the lowest reported trade price for the common stock as reported by Bloomberg on such date. Upon occurrence thereof the Company has the option to redeem a portion or the entire outstanding amount of this Note at a redemption price of 100% thereof.

The Company is obligated to register the shares of Common Stock underlying the Notes pursuant to certain mandatory registration rights granted to the Holders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2011. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s annual report on internal control over financial reporting”.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management uses the framework in Internal Control - Integrated Framework , issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission, for evaluating the effectiveness of the Company’s internal control over financial reporting. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). In addition to utilizing substantial internal resources, management also engaged outside consulting firms to assist in various aspects of its evaluation and compliance efforts.

In fiscal 2011, management completed its documentation and evaluation of the design of the Company’s internal control over financial reporting. Management then commenced testing to evaluate the operating effectiveness of controls in the following areas: (a) entity level, (b) legal, (c) income taxes, (d) treasury, (e) long lived assets, (f) financial reporting and close, (g) revenue, (h) payroll, (i) accounts payable, and (j) information technology. Based on this evaluation and testing, management concluded that there were material weaknesses in the design and operating effectiveness of certain accounting and financial reporting processes, as described more fully below. Due to these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.

A "material weakness" is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Material Weakness in Accounting and Financial Reporting.

The Company did not maintain effective controls over its annual financial statement reporting process which resulted in two significant adjustments encountered during our audit. These adjustments were in the areas of stockholders equity and intangible assets and occurred as a direct result of our inability to staff our accounting department with experienced US GAAP and SEC reporting personnel due to budgetary constraints. A material weakness in financial reporting impacts the Company’s ability to timely report financial information in conformity with U.S. generally accepted accounting principles (“GAAP”), which could affect all significant financial statement accounts and disclosures.

BDO USA, LLP issued its attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During fiscal year 2011, the Company did not make any additional change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financials reporting except described below.

During the third and fourth quarters of 2011, the Company did take certain steps to improve its internal control over financial reporting, as described below.

(i) In August 2011,we engaged a SOX consultant to help document and test our internal controls

(ii) We also hired a a third party CPA firm, which provides us advice in the field of US GAAP and SEC reporting rules.

Although the Company implemented a significant number of remediation initiatives in fiscal 2011 and is continuing to improve the Company’s internal control over financial reporting in fiscal 2012, there can be no assurance that the Company will eliminate the aforementioned material weaknesses in fiscal 2012.

Inherent Limitations

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems' objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers and their ages as of March 9, 2012 are as follows:

Name	Age	Position	Director since
Steven van der Velden	55	Chairman of the Board President, Chief Executive Officer and Director	2006
Martin Zuurbier	52	Chief Technical Officer and Director	2007
Johan Dejager	52	Director	2006
Phil Hickman (1)(2)(3)	61	Director	2010
Rijkman Groenink (1)(2)(3)	62	Director	2011
Jacques Kerrest (1)(2)(3)	65	Director	2011
Charles Levine (1)(2)(3)	58	Director	2011
Mark Nije	49	Chief Financial Officer	n/a
Pat Carroll	53	Chief Executive Officer – ValidSoft subsidiary	n/a
Alex Vermeulen	57	General Counsel	n/a

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

Rijkman Groenink, was appointed as director on April 1, 2011. Mr. Groenink’s career spans nearly 35 years at ABN Amro, starting in 1974 at Amro, prior to its merger with ABN. He served for more than seven years as Chairman of the Managing Board of ABN Amro Holding NV. Under Groenink’s leadership the bank has been streamlined to focus on its core activities, while bolstering its operations through successful acquisitions, such as Banco Sudameris de Brazil, Delbrück & Co. and Bethmann Maffei in Germany, Michigan National, and the acquisition of Banca Antonveneta. Mr. Groenink was elected European Banker of the Year 2005. In November 2007 he left as Chair at ABN Amro, following the acquisition of the bank by a consortium of banks, comprising of RBS, Fortis and Santander. He is currently a partner at Atlas N.V., an investment vehicle. Mr. Groenink received a law doctorate from the University of Utrecht, a Diploma in Business Administration from Manchester Business School, and a diploma Honoris Causa M.B.A. in International Business from the MIB School of Management in Trieste, Italy. Mr. Groenink received a royal knighthood, when he was appointed Officer in the Order of Oranje-Nassau by Her Majesty Queen Beatrix in 2006.

Jacques D. Kerrest was appointed on July 14, 2011, effective August 1, 2011, as a Director. From October 2010 to June 2011, Mr. Kerrest served as a member of the board of directors and Chairman of the Audit Committee of CKX, Inc. (NASDAQ:CKXE) a company which is engaged in the ownership, development and commercialization of entertainment content and later sold to a private equity firm. From August 2008 to 2010, Mr. Kerrest served as the Chief Financial Officer and Chief Operating Officer of ActivIdentity Corp. (NASDAQ: ACTI), a Fremont California based security software company. From September 2004 until March 2008, Mr. Kerrest served as the Chief Financial Officer of Virgin Media, Inc. (NASDAQ: VMED), a communications company. From June 2003 to August 2004, Mr. Kerrest was the Managing Director and Chief Financial Officer of Equant, N.V., a global enterprise communications infrastructure company. From August 1997 to May 2003, Mr. Kerrest was the Senior Vice President and Chief Financial Officer of Harte-Hanks, Inc., a worldwide direct and targeted marketing company. From August 1995 to July 1997, Mr. Kerrest served as the Chief Financial Officer of Chancellor Broadcasting Company, a radio broadcasting company.

Charles Levine was appointed on October 27, 2011as a Director. Mr. Levine holds an MBA in marketing, management strategy and finance from the Kellogg School of Management – Northwestern University. He was chosen CEO of the Year 2001 by Frost & Sullivan. Mr. Levine resides in Glen Ellen, CA. He served as Senior Vice President of Octtel and as CEO of Cad Forms.Since his retirement as President of Sprint PCS in 2002, Mr. Levine has been an independent Corporate Director for both public and private companies.

Mr. Levine began his career as a brand assistant at Procter and Gamble, rising to the position of brand manager. At General Electric Company, Mr. Levine served in product management and marketing, from which he was recruited to join AT&T. At AT&T, he was responsible for AT&T telecom equipment focused on small business customers, generating $2 billion in profitable revenue. He serves as Chairman of the Board of Sierra Wireless and is a Director of Openwave.

Observer of the Board

Yves R. van Sante has been a director from October 24, 2006 till August 1, 2011. From that date he serves as an observer of the Board..  Mr. van Sante founded QAT Investments S.A. in 2002, where he currently serves as the Chief Executive Officer. Concurrently, Mr. van Sante has held various Management and Board functions in companies supported by Quercus Aimer Trust Investments (“QAT”), the majority shareholder of our company, such as being a member of the Business Club ‘De Warande’ since 1998. In 2000, Mr. van Sante became the Managing Director of E-port NV in Ostend, Belgium, a call centre owned by the Port of Ostend. When E-port was sold after six months to the Dutch call-centre Call-IT, Mr. van Sante was asked to become Advisor to the Management Board of Call-IT. In 1999, Mr. van Sante became Vice-President Business Services with GTS, a Pan European Telecom operator. In this position, Mr. van Sante consolidated acquisitions and turned a voice Telco operator around into an IP operator. In 1994, Mr. van Sante co-founded and became partner of InTouch Telecom, a privately owned Belgium Telco company. As its Managing Director, Mr. van Sante was responsible for Business Development, Sales and Marketing. From 1987 until 1993, Mr. van Sante served as Sales and Marketing Manager for Central Europe at 3C Communications (currently named Tele-2) in Luxemburg, where he launched Credit Card Telephony across Europe. Prior to this position, Mr. van Sante became a Business Unit Manager of Public Telephony at Belgacom, a former Belgian owned telecom operator, where he managed a department of over 650 employees. Mr. van Sante started his career as an Advisor at United Brokers in 1982. Mr. Van Sante studied Marketing, Communication and Commercial Management at the High School for Business Economics and Commercial Management in Ghent, Belgium in 1980.

Executive Officers

Mark Nije was general manager Europe since January 1 2007, a function he held since the end of 2004 within the acquired Benoit Telecom Group. Mr. Nije was appointed Chief Financial Officer on December 15, 2008. Mr. Nije has experience in finance, project management, business development, investment management, logistics and telecommunications. Mr. Nije started as project manager and management consultant for Tebodin Consulting Engineers and Reitsma & Wertheim M&A specialists, the Netherlands. In 1990 he co-founded Logistic Management International NV (LMI), an international cargo transportation and airport handling company at the airport of Curacao, Netherlands Antilles. During those years he served as a board member and vice-chairman of the Curacao Exporters Association. From 2000-2002 Mr. Nije was co-founder and director of PickYourGifts BV, an internet start-up. In 2003 he became partner of QAT Investments SA, the Luxemburg venture capital fund, where he has been active as investment manager and/or board member in various ICT related ventures of QAT. Currently he is member of the Dutch Association of CEO’s and Directors (NCD). Mr. Nije earned his Master’s Degree in Business Administration from the Rotterdam School of Management, Erasmus University, the Netherlands, and a Bachelor of Science Degree in Building Construction Management from the University of Reading, United Kingdom.

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

Rijkman Groenink

Mr. Groenink is well qualified to serve on our board because of his experience as executive chairman in international banking and corporate finance and because he is independent.

Jacques D. Kerrest

Mr Kerrest is well qualified to serve on our board because of his experience as executive, especially in the finance area, in international IT and telecommunications companies and because he is independent

Charles Levine

Mr. Levine is well qualified to serve on our Board because of his experience as executive in mobile and communications companies and because he is independent.

Committee Membership, Meetings and Attendance

During the fiscal year ended December 31, 2011, there were:

•	4 meetings of the Board of Directors;

•	4 meetings of the Audit Committee;

•	3 meetings of the Compensation Committee; and

•	1 meeting of the Nominating Committee.

Each director attended or participated in at least 3/4 of the meetings of the Board of Directors and his respective committees held during our fiscal year ended December 31, 2011 and during his term of service.

Board Committees

Our board of directors has established three standing committees: Audit and Finance, Nominating and Corporate Governance, and Compensation. Each Committee operates under a charter that has been approved by our board of directors.

Audit and Finance Committee

We have a separately designated standing Audit & Finance Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Audit Committee is currently composed of Jacques D. Kerrest(Chairman), Rijkman Groenink, Phil Hickman and Charles Levine. They are involved in discussions with management and our independent registered public accounting firm with respect to financial reporting and our internal accounting controls. All members are considered independent as defined in the listing standards applicable to the Company. The board of directors has determined that Mr. Kerrest is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee has the sole authority and responsibility to select, evaluate and replace our independent registered public accounting firm or nominate the independent auditors for shareholder approval. The Audit Committee must pre-approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee consults with management but does not delegate these responsibilities. See “Audit Committee Report.”

The Audit Committee reviewed and discussed our audited financial statements as of and for the year ended December 31, 2011 with the Board of Directors.

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

Compensation Committee

Our Compensation Committee was formed on January 15, 2008 and consists of Phil Hickman (Chairman), Rijkman Groenink, Jacques D. Kerrest and Charles Levine.. Our Compensation Committee will overview stock awards to officers and employees. The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the company.

In 2011 this Committee reviewed the Board and Management compensation, including bonus awards upon the realization of defined targets. Stock options were granted to staff and consultants. A company wide bonus stock plan has been implemented by the Committee. An appraisal system has been introduced and a sales commission structure is under study.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed on January 15, 2008 and consists of Rijkman Groenink (Chairman), Phil Hickman, Jacques D. Kerrest and Charles Levine. The Nominating and Corporate Governance Committee is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of shareholders; (3) recommending to the Board director nominees for each committee of the Board; (4) recommending to the Board the corporate governance principles applicable to the company; and (5) overseeing the annual evaluation of the Board and management. Pursuant to the Nominating and Corporate Governance Committee charter, there is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a shareholder or otherwise.In 2011 there were 3 new directors appointed trough this committee

Corporate  Governance Guidelines

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2011, Forms 3, 4 and 5 and in 2012 Form 5’s and 13 G were mostly timely filed with the SEC by such reporting persons except for the following:

QAT Investments did not file timely, and has not filed, on Form 4 or Form 5, a report pertaining to the acquisition of convertible notes and warrants by QAT Investments and the issuance of warrants to QMG in connection with the Offering.

ITEM 11 .   EXECUTIVE COMPENSATION

 Information concerning this item is contained in the Company’s Definitive Proxy Statement, to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Beneficial Ownership of Principal Shareholders, Officers and Directors

The following table sets forth, based on 113,807,071 shares of common stock outstanding as of March 9, 2012, certain information as to the stock ownership of each person known by us to own beneficially five (5%) percent or more of the outstanding common stock, of each of the our named officers and directors who owns any shares and of all officers and directors as a group. In computing the outstanding shares of common stock, the Company has excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Elephant Talk Communications, Corp., Schiphol Blvd 249, 1118 BH Schiphol, The Netherlands.

Name of Beneficial Holder	Number of Shares of Common Stock Owned*		Percent of Class as of 6 March 2012
Rising Water Capital AG	32,084,518	(2)	26.86%
CMV Invest II CVA	8,689,660	(3)	7.27%
Patrick Carroll	234,388		(1)
Q.A.T. Investments SA	17,479,899	(5)	15.27%
Q.A.T. II Investments SA	26,951,436	(6)	20.04%
Phil Hickman	321,578	(8)	(1)
Rijkman Groenink	37,042		(1)
Martin Zuurbier	702,732	(7)	(1)
Johan Dejager	3,319,612	(10)	2.90%
Jacques Kerrest	9,737		(1)
Mark Nije	745,816	(9)	(1)
Charles Levine	3,958		(1)
Alex Vermeulen	292,132	(11)	(1)
Steven van der Velden	8,689,660	(12)	7.27%
All Officers and Directors as a Group	14,356,655		12.23%

*	Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

(1)	Less than one percent

(2)	Includes warrants to purchase 5,915,487 shares of our common stock

(3)	Includes warrants to purchase 5,213, 796 shares of our common stock

(4)	Includes shares owned directly by RWC. QAT holds a 51.3% ownership interest in RWC.

(5)	Includes warrants to purchase 892,930 shares of our common stock

(6)	Includes warrants to purchase 20,893,081 shares of our common stock

(7)	Mr. Zuurbier, Director and CTO, owns 100% of Interact W.L.L. and therefore has voting and dispositive power of the shares of common stock held by this entity.

(8)	Mr. Hickman, Director, owns 100% of PGH Business Solutions Ltd. and therefore has voting and dispositive power of the shares of common stock held by this entity. Includes warrants to purchase 42,373 shares of our common stock

(9)	Mr. Nije, CFO, owns 100% of LMI Europe B.V. and therefore has voting and dispositive power of the shares of common stock held by this entity.

(10)	Includes warrants to purchase 1,328,576 shares of our common stock.

(11)	Mr. Vermeulen, General Counsel, owns 100% of Scere Company Italy SRL and therefore has voting and dispositive power of the shares of common stock held by this entity.

(12)	Consists of shares owned by CMV Invest II CVA. Mr. Van der Velden owns 40.75% of CMV Invest II CVA. The number here excludes shares directly owned by RWC, QAT Invetment SA, QAT Investments II SA and CMV Invest CVA. Mr. Van der Velden has certain percentage of ownership of the below entities. However, he does not control the right to vote or dispose of such shares.

•	RWC: 34% through Interfield Consultancy Ltd. which is 100% by Mr. Van der Velden
•	QAT Investments SA : 30.79%
•	QAT Investments II SA: 24,17%
•	CMV Invest CVA: 27.25%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In fiscal year 2011 no related transactions with amounts exceeding $ 120,000 occurred or were proposed

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

Director Independence

Our board of directors has determined that Rijkman Groenink, Phil Hickman, Jacques Kerrest and Charles Levine are indepenedent, for NYSE Amex Stock Market purposes. Except Charles Leveine these gentlemen were all re-elected in the General Shareholders Meeting of September 14, 2011. Mr, Levine was appointed in the Board on October 27, 2011. All the gentlemen are members of the the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

In addition, Rijkman Groenink, Phil Hickman, Jacques Kerrest and Charles Levine, qualifiy as “independent” under special standards established by the U.S. Securities and Exchange Commission (“SEC”) for members of audit committees. The Audit Committee includes four independent members. Mr. Kerrest is determined by the board of directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Kerrest’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Kerrest any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the board of directors. Our board of directors also determined that Mr. Kerrest has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by BDO USA (“BDO”) for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2011 and 2010 and the review of the financial statements included in our Current Reports on Form 10-Q during the 2011 and 2010 fiscal years totaled $273,000 and $299,800. The above amounts include interim procedures as audit fees as well as attendance at audit committee meetings.

Tax Fees. The aggregate fees billed by BDO for professional services rendered for tax compliance, for the years ended December 31, 2011 and 2010 were $0 and $0 respectively.

All Other Fees. The aggregate fees billed by BDO for products and services, other than the services described in the paragraphs captions “Audit Fees”, and “Tax Fees” above for the year ended December 31, 2011 and 2010 totaled $0 and $0.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by BDO in 2011 and 2010 consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated By-Laws (2)

3.3	Amended and Restated Articles of Incorporation, filed with the State of California on June 10, 2008. (3)

3.4	Agreement and Plan of Merger between Elephant Talk Communication Corp, a Delaware corporation and Elephant Talk Communications, Inc., a California corporation, Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on July 26, 2011. (24)

3.5	Certificate of Merger (24)

3.6	Certificate of Incorporation of Elephant Talk Communication Corp., a Delaware corporation, incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on July 26, 2011. (24)

3.7	Bylaws of Elephant Talk Communication Corp., a Delaware corporation, incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed on July 26, 2011. (24)

10.1	Stock Purchase Agreement dated June 30, 2005, by and among the Company and Rising Water Capital, A.G. (4)

10.2	Convertible Promissory Note dated December 15, 2005, by the Company, in favor of Rising Water Capital, A.G. (5)

10.3	Equity Transfer Agreement, dated January 4, 2006, by and among Zhongrun Chuangtou Technology Co. Ltd. and Guangdong Guangxiang Network Information Co., Ltd (6)

10.4	Exclusive Technical Consulting and Services Agreement, dated January 2, 2006, by and among Jinfuyi Technology (Beijing) Co., Ltd. and Beijing Chinawind Communication Information Technology Co., Ltd. (6)

10.5	Convertible Promissory Note dated May 26, 2006, by the Company, in favor of Rising Water Capital, A.G. (7)

10.6	Agreement of Purchase and Sale, dated November 16, 2006, by and among the Company, Elephant Talk Europe Holding B.V. and Beltrust A.G. (8)

10.7	Form of Common Stock Purchase Agreement, dated August 31, 2007, by and among the Company and certain investors. (9)

10.8	Settlement Agreement, entered by and between the Company and Rising Water Capital AG. (10)

10.9	Loan Agreement by and between the Company and QAT II Investments dated January 27, 2009(11)

10.10	Loan Agreement by and between the Company and QAT II Investments dated February 15, 2009(12)

10.11	Loan Agreement by and between the Company and QAT II Investments dated February 23, 2009(12)

10.12	Loan Agreement by and between the Company and QAT II Investments dated March 31, 2009(12)

10.13	Security Agreement, entered into by and between the Company and QAT II Investments (12)

10.14	Loan Agreement by and between the Company and QAT II Investments dated May 27, 2009(13)

10.15	Contract for the Supply of Operation and Technical Services through a Comprehensive Technological Platform between Vizzavi Espana S.L. and the Company(14)

10.16	Collaboration Agreement by and between ValidSoft Limited and the Company(15)

10.17	Loan Agreement by and between the Company and QAT II Investments dated July 1, 2009(16)

10.18	Amendments to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, and May 27, 2009 by and between QAT II Investments and the Company(16)

10.19	Side Agreement by and between ValidSoft Limited and the Company(17)

10.20	Extension Agreement by and between ValidSoft Limited and the Company(17)

10.21	Amendment to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, May 27, 2009, July 1, 2009 and July 8, 2009 by and between QAT II Investments and the Company(18)

10.22	Letter Agreement by and between ValidSoft Limited and the Company(19)

10.23	Heads of Terms Agreement by and between ValidSoft Limited and the Company(20)

10.24	Loan Agreement by and between the Company and QAT II Investments dated February 3, 2010(21)

10.25	Loan Agreement by and between the Company and QAT II Investments dated February 24, 2009(22)

10.26	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company. and the shareholders of ValidSoft Limited other than Enterprise Ireland (23)

10.27	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland (23)

10.28	Securities Purchase Agreement by and among the Company and certain purchasers dated March 29, 2012;

10.29	Form of Secured Convertible Note issued to certain purchasers dated March 29, 2012

10.30	Security Agreement by and among the Company and its subsidiaries and certain purchasers dated March 29, 2012

10.31	Form of Escrow Agreement by and among the Company, certain purchasers and Wells Fargo Bank, National Association dated March 29, 2012;

10.32	Subsidiary Guaranty by and among the company and its subsidiaries and certain purchasers dated March 29, 2012

10.33	Registration Rights Agreement by and among the Company and certain purchasers dated March 29, 2012;

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent public accounting firm BDO USA, LLP (*)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

*	Filed Herewith

**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 28, 2007.

(2)	Filed as an Exhibit to our Current Report on Form 8-K on January 22, 2008.

(3)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(4)	Filed as an Exhibit to our Current Report on Form 8-K on July 7, 2005.

(5)	Filed as an Exhibit to our Current Report on Form 8-K on December 16, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K on January 13, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K on June 5, 2006.

(8)	Filed as an Exhibit to our Current Report on Form 8-K on December 1, 2006.

(9)	Filed as an Exhibit to our Current Report on Form 8-K on November 19, 2007.

(10)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K on February 2, 2009.

(12)	Filed as an Exhibit to our Current Report on Form 8-K on April 9, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K on June 1, 2009.

(14)	Filed as an Exhibit to our Current Report on Form 8-K on June 4, 2009 and amended by a Current Report on Form 8-K filed September 17, 2009.

(15)	Filed as an Exhibit to our Current Report on Form 8-K on June 24, 2009.

(16)	Filed as an Exhibit to our Current Report on Form 8-K on July 2, 2009.

(17)	Filed as an Exhibit to our Current Report on Form 8-K on July 8, 2009.

(18)	Filed as an Exhibit to our Current Report on Form 8-K on July 21, 2009.

(19)	Filed as an Exhibit to our Current Report on Form 8-K on August 6, 2009.

(20)	Filed as an Exhibit to our Current Report on Form 8-K on November 6, 2009.

(21)	Filed as an Exhibit to our Current Report on Form 8-K on February 18, 2010.

(22)	Filed as an Exhibit to our Current Report on Form 8-K on February 26, 2010.

(23)	Filed as an Exhibit to our Current Report on Form 8-K on March 23, 2010.

(24)	Filed as an Exhibit to our Current Report on Form 8-K on October 4, 2011.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: March 30, 2012	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director (Principal Executive Officer)	March 30, 2012
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer	March 30, 2012
Mark Nije

/s/ Johan Dejager	Director	March 30, 2012
Johan Dejager

/s/ Rijkman Groenink	Director	March 30, 2012
Rijkman Groenink

/s/ Phil Hickman	Director	March 30, 2012
Phil Hickman

/s/ Jacques Kerrest	Director	March 30, 2012
Jacques Kerrest

/s/ Charles Levine	Director	March 30, 2012
Charles Levine

/s/ Martin Zuurbier	Operations, Chief Technical Officer, Director.	March 30, 2012
Martin Zuurbier

