Form 10-K/A
period 2009-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2012-04-30
CIK 1084384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-30061

Elephant Talk Communications Corp.

(Exact name of registrant as specified in its charter)

Delaware	95-4557538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Schiphol Boulevard 249 1118 BH Schiphol The Netherlands	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 31 0 20 653 5916

Securities registered pursuant to Section 12(b) of the Act: None

Common Stock, par value $0.00001 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒   No ☐

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

EXPLANATORY NOTE

Elephant Talk Communications Corp. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed on March 30, 2011 (the “Original Filing”) because a definitive proxy statement containing the information required by Part III, Item 11, will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Form 10-K/A amends Part III, Item 11 “Executive Compensation,” of the Original Filing and deletes the incorporation by reference of our definitive proxy statement.

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

ELEPHANT TALK COMMUNICATIONS CORP.

2009 ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

Page
Part III

Item 11.	Executive Compensation	4

SIGNATURES

This Amendment is for the year-ended December 31, 2011. This Amendment, along with our annual report for the year ended December 31, 2011 (“Annual Report”), modifies and supersedes documents filed prior to the Annual Report, as amended. The SEC allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of our Annual Report.  However, we have chosen to file Part III, Item 11 “Executive Compensation” of the Annual Report through Form 10-K/A.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

PART III

ITEM 11. EXECUTIVE COMPENSATION

General

This discussion and analysis of compensation arrangements with our named executive officers is intended to provide context for the decisions underlying the compensation paid to our named executive officers in 2011 and should be read together with the compensation tables and related disclosures set forth below.

Administration

Our board of directors has established a Compensation Committee that, among other duties, will administer the Incentive Plan. The Compensation Committee will be composed of directors, whom will be “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Securities Exchange Act of 1934, as amended. Members of our Compensation Committee will serve at the pleasure of our Board and recommends to the Board.

The primary goals of our Compensation Committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives’ incentives with shareholder value creation. To achieve these goals, our Compensation Committee, with management’s input, recommends executive compensation packages to our Board of Directors. Although our Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we believe it is important for these executives to have equity ownership in our company to provide them with long-term incentives to build value for our shareholders.

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

Our Compensation Objectives

We strive to establish compensation practices and provide compensation opportunities that attract, retain and reward our executives and strengthen the mutuality of interests between our executives and our stockholders in order to motivate them to maximize stockholder value.

The primary goals of our executive compensation program are:

•	Our executive compensation program primarily consists of a base salary, cash incentive payments upon the achievement of corporate objectives and long-term equity-based incentive awards, which historically are in the form of stock.
•	The equity component of our compensation program is designed to align a portion of our executive officer's compensation with the interests of our stockholders to create long term value.

In 2011, the Compensation Committee gathered information from independent sources to determine a list of appropriate peer companies, compensation ranges for the executive officers and recommendations. The Compensation Committee reviewed the recommendations and approved the 2011 compensations to our names executive officers with no changes.

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

Compensation of Executive Officers Summary Table

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2011 and 2010. Individuals we refer to as our "named executive officers" include our Chief Executive Officer, Chief Technology Officer, Chief Financial Officer, Chief Commercial Officer, Chief Executive Officer of ValidSoft and General Counsel.

SUMMARY COMPENSATION TABLE

Name and principle position	Year	Salary ($)		Bonus Stock Awards ($) (1)		Stock Awards ($)(1)		Total ($)
Steven van der Velden	2010	$0		$		$955,661	(2)	$955,661
(President and CEO)	2011	$0			$46.412	$377,722	(2)	$424,134
Martin Zuurbier	2010	$206,655	(a)	$		$301,788	(3)	$508,443
(COO,CTO)	2011	$218,400	(a)		$37,974	$40,436	(3)	$296,810
Mark Nije	2010	$182,811	(b)	$		$301,788	(4)	$484,598
(Chief Financial Officer)	2011	$193,200	(b)		$31,090	$71,438	(4)	$295,728
Patrick Carroll	2010	$182,811	(c)	$		$301,788	(5)	$484,598
(Chief Executive Officer ValidSoft)	2011	$193,200	(c)		$31,090	$102,028	(5)	$327,137
Willem van den Brink	2010	$59,612	(d)	$		$21,343	(6)	$80,955
(Chief Commercial Officer)	2011	$252,000	(d)	$		$89,291	(6)	$341,291
Alex Vermeulen	2010	$143,069	(e)	$		$150,894	(7)	$293,963
(General Counsel)	2011	$151,200	(e)		$18,654	$14,521	(7)	$184,375

(1)    The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the executives in the fiscal year in lieu of salary and bonus, valued in accordance with ASC 718 for the fiscal years ended December 31, 2010 and December 31, 2011. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for 2011 calculations in this table are the share prices of the last trading day of each preceding quarter of grant. The calculations do include exchange differences as the basic salary and subsequent bonus in 2011 has been agreed upon in euro. Payment can be elected either in cash or in shares in lieu of salary and bonus. When officers opt for payment in shares there is a 25% discount on the 'purchase' price. The amounts however are shown at fair market value by using the share price of the preceding month closing price. In principle officers might earn approximately 33% more than the 'agreed' cash salary when they have chosen for 100% compensation in shares.

(2) Comprised of 546,096 shares in 2010 and 157,147 shares in 2011 of restricted stock granted as salary and bonus

(3) Comprised of 172,450 shares in 2010 and 30,564 shares in 2011 of restricted stock granted as salary and bonus

(4) Comprised of 172,450 shares in 2010 and 38,078 shares in 2011 of restricted stock granted as salary and bonus

(5) Comprised of 172,450 shares in 2010 and 49,625 in 2011 shares of restricted stock granted as salary and bonus

(6) Comprised of 9,304 shares in 2010 and 33,084 shares in 2011 of restricted stock granted as salary.

(7) Comprised of 86,225 shares in 2010 and 13,404 shares in 2011 of restricted stock granted as salary and bonus

(a) These amounts have been agreed and paid in euro. Amount for 2010 is EUR 156,000 and for 2011 EUR 186,000.

(b) These amounts have been agreed and paid in euro. Amount for 2010 is EUR 138,000 and for 2011 EUR 156,000.

(c) These amounts have been agreed and paid in euro. Amount for 2010 is EUR 138,000 and for 2011 EUR 138,000.

(d) These amounts have been agreed and paid in euro. Amount for 2010 is EUR 45,000 (only 3 months) and for 2011 EUR 180,000.

(e) These amounts have been agreed and paid in euro. Amount for 2010 is EUR 108,000 and 2011 is EUR 126,000.

Narrative Disclosure to Summary Compensation Table.

Consultancy and Employment Agreements

We currently have the following agreements with our executive directors and management:

Steven van der Velden, President and Chief Executive Officer - We have a consultancy agreement with QAT Investments SA and QAT II Investments SA (the “QAT Companies”) for the provision of the services of Mr. van der Velden as President and Chief Executive Officer.. The QAT companies are paid for the services of Mr. Van der Velden as base compensation € 228,000 per year, of which 100% is paid in the form of restricted common stock, which is consistent with prior years.  Mr. Van der Velden receives no fees (cash or stock) for serving on our board of directors.

Martin Zuurbier, Operations/Chief Technical Officer - We intend to enter into a consultancy agreement with Interact W.L.L., a fully owned entity by Mr. Zuurbier, which will provide for the continued services of Mr. Zuurbier as Chief Technical Officer.  Interact is paid € 228,000 per year for the services of Mr. Zuurbier. Mr. Zuurbier receives no fees (cash or stock) for serving on our board of directors.

Mark Nije, Chief Financial Officer, - We intend to enter into a consultancy agreement with LMI Europe B.V, a wholly owned entity by Mr. Nije, which will provide for the continued services of Mr. Nije as Chief Financial Officer.. LMI Europe B.V. is paid € 210,000 per year for the services of Mr. Nije.

Patrick Carroll, Chief Executive Officer of ValidSoft, a 100% subsidiary of the Company,- We have a consultancy agreement with Mr. Carroll which provides for his services in his services as Chief Executive Officer. Mr. Carroll is paid € 210,000 per annum, of which 34% is paid in the form of restricted common stock, which is consistent with prior years.

Alex Vermeulen, Chief General Counsel,- We intend to enter into a consultancy agreement with Scere Company Italy SRL, a fully owned entity by Mr. Vermeulen, which will provide for the continued services of Mr. Vermeulen as Chief General Counsel. Scere Company Italy SRL is paid € 144,000 per annum for the services of Mr. Vermeulen.

None of the existing agreements include any provisions to any severance benefit, neither when the Executive Officer’s employment is terminated by him with or without good reason, nor if the Executive Officer is terminated by the Company with or without cause. The company is investigating any such future policies, in particular with respect to any termination or change-in-control.

Also included is the Executive Officer’s assumption of liabilities that arise out of this consultancy agreements on the impact of accounting and tax treatments.

Incentive Bonus Executive Officers

It is the Compensation Committee's objective to have a substantial portion of each executive officer's compensation contingent upon the achievement of corporate objectives. At the beginning of each year, our Chief Executive Officer discusses corporate objectives with the Compensation Committee to be used in the bonus plan. The Compensation Committee reviews the objectives with the Chief Executive Officer and then approves the objectives. In 2011, the Compensation Committee approved the corporate objectives with modifications from the suggested objectives. In 2011, each of our named executive officers was eligible to receive a cash bonus up to a percentage of their base salary as follows:

•	Steven van der Velden	60%
•	Martin Zuurbier	50%
•	Pat Carroll	50%
•	Willem van den Brink	50%
•	Mark Nije	40%
•	Alex Vermeulen	35%

The target bonus amounts are established by the Compensation Committee at the beginning of each year and are based primarily on the Compensation Committee's understanding of the compensation arrangements for similar positions in the industry.

The bonus amounts may be paid in cash, common stock or combination thereof as determined by the Compensation Committee.

At the end of the year, our Chief Executive Officer evaluates the achievement of the corporate objectives and then recommends an incentive payment for each of the executive officers to the Compensation Committee, which advises the board to decide within its full discretion. In 2011, the corporate objectives on which our executive compensation was based, and their achievement, were as follows:

•	Cash flow	33.3%
•	Revenue	33.3%
•	Deal closure	33.3%

Cash Flow and Revenue targets will only count if the target is met in full. If the Revenue target is exceeded, the bonus for this category will be raised pro rata with a cap of 100%.

By the structure of the corporate objectives, including and attaching these to the overall company performance, the bonus incentives build value for our shareholders.

Any bonus allocation on performance levels of any Executive Officer is only done in retrospect, based on achieved targets and executed performance in the previous fiscal year and no pre-funding in the existing fiscal year is included, as a policy to avoid possible adjustment or recovery of awards or payments, would performance upon which they are based be restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

Compensation of Non- Executive Directors Summary Table

The following table represents compensation paid in 2011 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johan Dejager	$0	$109,352	$0	$0	$0	$0	$109,352
Yves van Sante	$0	$109,352	$0	$0	$0	$0	$109,352
Roderick de Greef	$48,125	$54,262	$0	$0	$0	$0	$102,387
Phil Hickman	$11,204	$186,642	$0	$0	$0	$0	$197,846
Jacques Kerrest	$21,250	$28,333	$0	$0	$0	$0	$49,583
Charles E. Levine	$8,333	$11,111	$0	$0	$0	$0	$19,444
Rijkman Groenink	$0	$105,000	$0	$0	$0	$0	$105,000

In 2011 the compensation to our non-executive directors was paid for a minimum of 50% in shares. Compensation was paid per quarter in arrear, whereby the conversion of cash in shares was done at the average ETAK closings of the 10 days prior to the start of the quarter discounted for 25%. This is in line with our policy to stimulate as much as possible conversion in shares to improve our cash position. The shares for Johan Dejager and Yves van Sante were issued to QAT Investments and QAT II Investments, with which the Company has an agreement for the provision of the services of the gentlemen. Yves van Sante resigned as Board member per August 1, 2011 and became per the same date Observer. The compensation due to QAT for his services remained at the same level as before.

Rijkman Groening was appointed to the Board on April 1, 2011, Jacques Kerrest was appointed on Aug 1, 2011 and Charles Levine was appointed on October 27, 2011.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Amendment.

Number	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Schema

101.CAL***	XBRL Taxonomy Calculation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

*	Filed Herewith
**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
***	Incorporation by reference to the exhibits 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: April 30, 2012	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director (Principal Executive Officer)	April 30, 2012
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer	April 30, 2012
Mark Nije

/s/ Johan Dejager	Director	April 30, 2012
Johan Dejager

/s/ Rijkman Groenink	Director	April 30, 2012
Rijkman Groenink

/s/ Phil Hickman	Director	April 30, 2012
Phil Hickman

/s/ Jacques Kerrest	Director	April 30, 2012
Jacques Kerrest

/s/ Charles Levine	Director	April 30, 2012
Charles Levine

/s/ Martin Zuurbier	Operations, Chief Technical Officer, Director.	April 30, 2012
Martin Zuurbier

