Form 10-K/A
period 2011-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2012-05-04
CIK 1084384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment no. 2

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

EXPLANATORY NOTE

Elephant Talk Communications Corp. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 (the “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which was originally filed on March 30, 2011 (the “Original Filing”), as amended by Amendment No. 1 filed on April 30, 2012, to include Item 9B and the Grant of Plan-based Awards table in Item 11 as required by Item 402 of Regulation S-K. This Amendment No. 2 amends Part II, Item 9B “Other Information”and Part III, Item 11 “Executive Compensation,” of the Original Filing.

 This Amendment No. 2 amends and restates in its entirety Item 11 “Executive Compensation” and the management certifications filed as exhibits in Item 15 to the Original Filing, which have been re-executed and re-filed as of the date of this Amendment.  This Amendment does not affect any other parts of, or exhibits to, the Original Filing.

Except as expressly stated in this Amendment No.2, this Amendment No. 2 continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained in the Amendment No. 2 to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment No. 2 must be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including amendments to those filings, if any.

PART II

ITEM 9B. OTHER INFORMATION

General

On March 30, 2012, we consummated a private placement of certain senior secured convertible notes (the “Convertible Notes” or “Notes”) in the principal amount of $8,800,000 to five accredited investors (the “Holders”) pursuant to a Securities Purchase Agreement on the terms set forth below. We received gross proceeds of $8,000,000, after the $800,000 original issue discount. In connection with the Private Placement, we entered into the following transaction agreements: a Security Purchase Agreement (the “SPA”), the Convertible Notes, the Escrow Agreements, the Security Agreement, the Subsidiary Guaranty Agreement, the Voting Agreement and the Registration Rights Agreement.

The Convertible Notes bear an annual interest rate of 8% of the principal amount and mature on May 1, 2014. The monthly installment payments (constituting interest and amortization) in the aggregate amount of $ 2,273,718 for the first year were reserved to ensure payment of the monthly installments. We can elect, on a monthly basis, to pay the full installment amount or parts thereof in our common stock at an amount equal to 90% of the average of the five lowest volume weighted average prices (“VWAP|”) of the common stock during the twenty (20) trading days immediately prior to such installment on the trading day payment date. The remaining amount of $5,726,282 was made available to us immediately at closing of the transaction. In the first year, if we elect to pay a monthly installment in common stock, the equivalent cash installment amount will be released from the escrow to us.

The Convertible Notes are convertible at the option of the Holders into our common stock at a fixed conversion price of $2.61 (the “Fixed Conversion Price”), which equals to 115% of the trailing 30 day closing price prior to closing of the transaction. Twelve months after the issuance date, the Notes are automatically convertible at the Fixed Conversion Price, if the price of our common stock, for any consecutive 30 days, close at or above 150% of the Fixed Conversion Price.

Negative Covenant

According to the terms of the Securities Purchase Agreement we are subject to the following negative covenants: (i) not to create any pledge, mortgage or other grant of security interest on any of its assets without the Holders’ prior written consent; (ii) not to create or assume any indebtedness that is senior to the Notes without the Holders’ prior written consent; (iii) not to guarantee any indebtedness of any of our subsidiaries or any other person with certain exceptions; (iv) not to declare or make any restricted payments, which include, among other things, dividend or distribution on any class of our capital stock.

Events of Default

According to the terms of the Convertible Notes, the following events, among other things, may be deemed as or result in an event of default:

•	Suspension of trading for a period of 5 days or for more than an aggregate of 10 days in any 365-day period;
•	Failure to deliver the required number of shares of common stock within 3 days after an applicable conversion date;
•	Failure to pay any amount of principal, interest, and/or late charges when and as due under the Convertible Notes, including failure to pay any redemption payments;
•	The Company or any of its subsidiaries which is a party to the Security Agreement and Subsidiary Guaranty Agreement defaults on any indebtedness as defined in the SPA;
•	Failure to hold a special shareholders meeting to approve the issuance in full of all conversion shares and stock payment shares in according to the NYSE Amex rules within the required period;

If an event of default occurs, the Holder may declare all of the then outstanding principal of the affected Note and all other Notes held by the Holder, including any interest and unpaid late charges, to be due and payable immediately with certain exceptions. In the event of such acceleration, the amount due and owing to the Holder shall be 110% of the outstanding principal held by the Holder. In addition, such acceleration triggers default under the Security Agreement, as a result of which, the Holder may foreclose on our subsidiaries’ assets.

In the event we (in partnership with Adeptra), within 60 days from the closing date of the Private Placement, fail to announce that we have entered into a contract with one of the ten largest international financial institutions to provide SIM swapping fraud detection and prevention services to such financial institution in which the Company will receive certain requisite amount of net compensation (the “Launch Failure”), the Holders may declare all of the then outstanding principal amount of the Note to be due and payable immediately. In addition, in the event of a Launch Failure, the Holders may convert the Notes into our common stock at the lowest of (a) the Fixed Conversion Price in effect prior to such failure, (b) 90% of the average of the 5 lowest VWAPs for the 20 days prior to that day (c) 90% of the lowest reported trade price for the common stock as reported by Bloomberg on such date. Upon occurrence of a Launch Failure, the Company has the option to redeem a portion or the entire outstanding amount of the Convertible Notes at a redemption price of 100% thereof.

Reserved Shares and Other Limitations

We are required to initially reserve a number of common stock equal to 225% of the entire principal amount of the Notes at the Fixed Conversion Price (the “Reserved Shares”). The Notes include certain beneficial ownership limitations applicable to the conversion of the Notes. At no time will a holder be entitled to convert any portion of the Notes if, after such conversion the Holder would beneficially own more than 4.9% of the then issued and outstanding shares of common stock. The Holder may increase or decrease this limitation percentage not in excess of 9.9% upon a 61 day prior written notice to us.

In addition, the Holders are not entitled to convert any portion of the Note if, after such conversion, the issuance of the conversion shares would be in excess of 20% of the then issued and outstanding shares and thus require stockholder approval pursuant to NYSE Amex rules, unless such stockholder approval is obtained or a legal opinion is obtained stating no stockholder approval is required.

Stockholder Approval and Voting Agreement

Notwithstanding the fact that the issuance of the shares of common stock in connection with the Private Placement does not require stockholder approval pursuant to NYSE Amex rules, we agreed to hold a stockholders meeting for the purpose of approving the issuance in full of all conversion shares and stock payment shares within 120 days from the closing date. We expect to have such a stock holder meeting in July 2012. Further, following a Launch Failure, we will use reasonable best efforts, within 45 days of the date of such Launch Failure (or 60 days after the date of Launch Failure if the proxy statement is reviewed by the SEC), to hold a special stockholders meeting for the purpose of amending our certificate of incorporation to increase the authorized number of shares of common stock from 250,000,000 shares k to 350,000,000 shares.

Under the Voting Agreement, shareholders representing beneficial ownership of more than 36% of the issued and outstanding shares as of March 9, 2012 agreed to vote in favor of the proposal to approve the Securities Purchase Agreement.

Security Interests

Our payment obligations under the Convertible Notes are secured by a first priority security interest over substantially all the assets of the Company and our subsidiaries pursuant to the Security Agreement and guaranteed by our subsidiaries pursuant to the Subsidiary Guaranty Agreement.

The Company and its subsidiaries have agreed to grant a continuing security interest in and to all of their assets to secure the prompt and complete payment, observance and performance of the Company’s obligation under the transactional agreements.

Registration Requirements

Pursuant to the Registration Rights Agreement, we are obligated to register the shares of common stock in connection with the Convertible Notes pursuant to certain mandatory registration rights granted to the Holders. Within 30 days of the closing, we are required to file a registration statement on Form S-3 covering the resale of all the shares issuable under the Notes and any additional shares issuable with respect to the Notes as a result of any stock split, stock dividend, recapitalization, exchange, anti-dilution adjustment to the Notes or similar event or otherwise, without regard to any limitation on the issuance of shares under the Notes. We agreed to cause such initial registration statement to be effective within 120 days of closing of the Private Placement.

We will be required to pay liquidated damages of 1% of each Holder’s initial investment (the amount after the original issuance discount) on each of the following dates: (i) 30th day of closing if such initial registration statement is not file (“Filing Failure”), (ii) 30th day of closing if such initial registration statement is not declared effective (“Effectiveness Failure”), (iii) the initial day of a maintenance failure as defined in the Registration Rights Agreement; (iv) on the thirtieth day after the date of a Filing Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Filing Failure is cured; (v) on the thirtieth day after the date of an Effectiveness Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; and (vi) on the thirtieth day after the date of a Maintenance Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured.

Exemption

The Convertible Notes were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D thereunder.

Copies of the SPA, the Convertible Notes, the Escrow Agreements, the Security Agreement, the Subsidiary Guaranty Agreement, the Voting Agreement and the Registration Rights Agreement were attached as Exhibit 10.28, Exhibit 10.29, Exhibit 10.30, Exhibit 10.31, Exhibit 10.32 and Exhibit 10.33, respectively, to our annual report on Form 10-F filed on March 30, 2012, and are incorporated herein by reference. The foregoing summaries do not purport to be complete and are qualified in their entirety by reference to such documents.

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

SUMMARY COMPENSATION TABLE

Name and principle position	Year (f)	Salary ($)		Bonus Stock Awards ($) (1)		Stock Awards ($)(1)		Total ($)
Steven van der Velden	2010	$0		$		$955,661	(2)	$955,661
(President and CEO)	2011	$0			$46.412	$377,722	(2)	$424,134
Martin Zuurbier	2010	$206,655	(a)	$		$301,788	(3)	$508,443
(COO,CTO)	2011	$218,400	(a)		$37,974	$40,436	(3)	$296,810
Mark Nije	2010	$182,811	(b)	$		$301,788	(4)	$484,598
(Chief Financial Officer)	2011	$193,200	(b)		$31,090	$71,438	(4)	$295,728
Patrick Carroll	2010	$182,811	(c)	$		$301,788	(5)	$484,598
(CEO ValidSoft)	2011	$193,200	(c)		$31,090	$102,028	(5)	$327,137
Willem van den Brink	2010	$59,612	(d)	$		$21,343	(6)	$80,955
(Chief Commercial Officer)	2011	$252,000	(d)	$		$89,291	(6)	$341,291
Alex Vermeulen	2010	$143,069	(e)	$		$150,894	(7)	$293,963
(General Counsel)	2011	$151,200	(e)		$18,654	$14,521	(7)	$184,375

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

(f) In regards to the 2012 bonus; The Compensation Committee is yet to determine the level of achievement of the 2011 performance targets. Depending on the level of achievement, the following executive officers may be eligible to receive certain cash bonus up to certain percentage of their base salary as follows:

			Threshold	On Target	Maximum
•	Steven van der Velden	60%	$0	$190,289	$380,578
•	Martin Zuurbier	50%	$0	$158,574	$317,148
•	Pat Carroll	50%	$0	$146,055	$292,110
•	Mark Nije	40%	$0	$116,844	$233,688
•	Alex Vermeulen	35%	$0	$70106	$140,213

The bonus may be paid in cash, common stock or combination as determined by the Compensation Committee. For further detail; see discussion under ‘Incentive Bonus Executive Officers’ in this Item.

Narrative Disclosure to Summary Compensation Table.

Consultancy and Employment Agreements

We currently have the following agreements with our executive directors and officers:

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

Also included is the Executive Officer’s assumption of liabilities that arise out of these consultancy agreements on the impact of accounting and tax treatments.

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

Grant of plan-based awards table

The following table sets forth awards made to the executive officers in 2011 under all the existing plans:

Grant of plan-based awards

Name and principle position	Grant Date	Other Stock Awards: Number of Shares (#)	Grant Date Fair Value of Stock and Options Awards
Steven van der Velden	03-01-2012	36,567		$99,462
(President and CEO)			$
Patrick Carroll	03-01-2012	11,547		$31,409
(CEO ValidSoft)			$
Willem van den Brink	03-01-2012	7,698		$20,939
(Chief Commercial Officer)			$

The Company elected to issue the compensation shares to the above executive officers from the shares authorized under its Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”)

The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the executives in the fourth quarter of 2011 in lieu of salary, valued in accordance with ASC 718 for the fiscal years ended December 31, 2011, where payment was done in shares in lieu of salary. When officers opt for payment in shares there is a 25% discount on the 'purchase' price. The amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for calculations in this table are the share prices of the last trading day of each preceding quarter of grant. The calculations take into consideration exchange differences as the agreed basic salaries for 2011 were denominated in euro. In principle, an executive officer may earn approximately 33% more than the agreed cash salary if the executive officer chooses to be compensated in stock only..

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

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Amendment.

Number	Description
10.1	Securities Purchase Agreement by and among the Company and certain purchasers dated March 29, 2012; incorporated herein by reference Exhibit 10.28 to our annual report on Form 10-F filed on March 30, 2012

10.2	Form of Secured Convertible Note issued to certain purchasers dated March 29, 2012. incorporated herein by reference Exhibit 10.29 to our annual report on Form 10-F filed on March 30, 2012

10.3	Security Agreement by and among the Company and its subsidiaries and certain purchasers dated March 29, 2012. incorporated herein by reference Exhibit 10.30 to our annual report on Form 10-F filed on March 30, 2012

10.4	Form of Escrow Agreement by and among the Company, certain purchasers and Wells Fargo Bank, National Association dated March 29, 2012; incorporated herein by reference Exhibit 10.31 to our annual report on Form 10-F filed on March 30, 2012

10.5	Subsidiary Guaranty by and among the company and its subsidiaries and certain purchasers dated March 29, 2012; incorporated herein by reference Exhibit 10.32 to our annual report on Form 10-F filed on March 30, 2012

10.6	Registration Rights Agreement by and among the Company and certain purchasers dated March 29, 2012; incorporated herein by reference Exhibit 10.33 to our annual report on Form 10-F filed on March 30, 2012

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Schema

101.CAL***	XBRL Taxonomy Calculation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

*	Filed Herewith
**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
***	Incorporation by reference to the exhibits 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: May 4, 2012	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director (Principal Executive Officer)	May 4, 2012
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer (Principal Financial Officer)	May 4, 2012
Mark Nije

/s/ Johan Dejager	Director	May 4, 2012
Johan Dejager

/s/ Rijkman Groenink	Director	May 4, 2012
Rijkman Groenink

/s/ Phil Hickman	Director	May 4, 2012
Phil Hickman

/s/ Jacques Kerrest	Director	May 4, 2012
Jacques Kerrest

/s/ Charles Levine	Director	May 4, 2012
Charles Levine

/s/ Martin Zuurbier	Operations, Chief Technical Officer, Director.	May 4, 2012
Martin Zuurbier

