Form 10-Q
period 2012-03-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2012-05-10
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

31 20 6535916

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

Yes ☐ No ☒

As of May 7, 2012, there were 113,986,233 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,118,890	$6,009,576
Financing receivables	6,484,188	—
Restricted cash	1,963,428	190,844
Accounts receivable, net of an allowance for doubtful accounts of $585,761 and $436,546 at March 31, 2012 and December 31, 2011 respectively	8,146,260	6,441,528
Prepaid expenses and other current assets	2,251,278	1,522,461
Total current assets	21,964,044	14,164,409

OTHER ASSETS	1,828,922	1,392,837

DUE FROM RELATED PARTIES	460,655	—

PROPERTY AND EQUIPMENT, NET	13,967,824	13,315,687

INTANGIBLE ASSETS, NET	12,763,508	12,784,199

GOODWILL	3,252,408	3,154,971

TOTAL ASSETS	$54,237,361	$44,812,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$321,250	$312,236
Accounts payable and customer deposits	7,329,064	4,490,455
Deferred Revenue	337,880	132,467
Accrued expenses and other payables	4,296,009	3,035,758
8% Convertible Note	56,552	—
Loans payable	961,439	960,869
Total current liabilities	13,302,194	8,931,785

LONG TERM LIABILITIES
8% Convertible Note	5,254,411	—
Conversion feature	2,695,643	—
Trade note payable	175,070	271,915
Loan from related party	523,638	513,303
Total long term liabilities	8,648,762	785,218

Total liabilities	21,950,956	9,717,003

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 111,026,233 issued and outstanding as of March 31, 2012 compared to 110,525,229 shares issued and outstanding as of December 31, 2010	218,511,536	216,188,899
Accumulated other comprehensive income (loss)	(273,512)	(1,143,295)
Accumulated deficit	(186,133,560)	(180,128,371)
Elephant Talk Communications Corp. stockholders' equity	32,104,464	34,917,233

NON-CONTROLLING INTEREST	181,941	177,867
Total stockholders' equity	32,286,405	35,095,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,237,361	$44,812,103

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	March 31, 2012	March 31, 2011
REVENUES	$8,580,968	$8,508,014

COST AND OPERATING EXPENSES
Cost of service	6,889,217	7,557,485
Selling, general and administrative expenses	4,569,958	3,416,357
Non-cash compensation to officers, directors and employees	1,691,746	1,130,063
Depreciation and amortization of intangibles assets	1,278,469	1,302,675
Total cost and operating expenses	14,429,390	13,406,580

LOSS FROM OPERATIONS	(5,848,422)	(4,898,566)

OTHER INCOME (EXPENSE)
Interest income	105,162	22,986
Interest expense	(90,607)	(66,764)
Other income & (expense)	(163,331)	230,000
Interest expense related to debt discount	(7,683)	—
Change in fair value of conversion feature	3,669	—
Amortization of deferred financing costs	(3,977)	—
Total other income (expense)	(156,767)	186,222

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,005,189)	(4,712,344)
Provision for income taxes	-	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(6,005,189)	(4,713,144)
Net (loss) income attributable to non-controlling interest	-	(80)
NET LOSS	(6,005,189)	(4,713,224)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	869,783	2,319,564
	869,783	2,319,564

COMPREHENSIVE LOSS	$(5,135,406)	$(2,393,660)

Net loss per common share and equivalents - basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding during the period - basic and diluted	110,656,531	96,282,943

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,005,189)	$(4,713,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,278,469	1,302,675
Provision for doubtful accounts	143,849	8,726
Stock based compensation	1,691,746	993,256
Provision for holiday leave	25,059	—
Noncontrolling interest	—	80
Amortization of shares issued for consultancy	—	136,807
Financial Investments in Joint Venture	163,331	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,632,045)	(587,020)
Decrease (increase) in prepaid expenses, deposits and other assets	(678,765)	(542,804)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	2,558,360	130,751
Increase (decrease) in deferred revenue	200,202	—
Increase (decrease) in accrued expenses and other payables	368,189	(181,854)
Net cash used in operating activities	(1,886,794)	(3,452,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(889,775)	(2,352,854)
Restricted cash	(256,102)	11
Issuance of stock	—	242,418
Loans to related party	(449,476)
Loan to third party	(121,870)	—
Net cash used in investing activities	(1,717,223)	(2,110,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	(4,481)
Deferred financing costs	(50,000)	—
Loan from related party Bridge SPA	—	9,543
Exercise of warrants & options	694,090	6,927,724
Placement & solicitation fees	—	(193,201)
Net cash provided by financing activities	644,090	6,739,585

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	69,241	745,016
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,890,686)	1,921,569
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	6,009,576	2,245,697
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,118,890	$4,167,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$—	$6,262

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of presentation of Interim Periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in our 2011 Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows as of and for the periods presented.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for March 31, 2012 and December 31, 2011 include the accounts of Elephant Talk Communications Corp., including:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries Elephant Talk Communications Luxembourg SA, Elephant Talk Communications France S.A.S., Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, VoiceBottle BV, Elephant Talk Deutschland GmbH, Elephant Talk Belgium BVBA, and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;
•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Communication Austria GmbH, Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH, Elephant Talk Communication (Europe) GmbH and the majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;
•	Elephant Talk Europe Holding B.V.’s majority (60%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) and its majority owned (99%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. and Elephant Talk Middle East & Africa Bahrain W.L.L.;
•	its wholly-owned subsidiary Elephant Talk Limited and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC; and
•	its wholly-owned subsidiary ValidSoft Ltd and its wholly-owned subsidiaries ValidSoft (UK) Ltd and ValidSoft (Australia) Pty Ltd.

On January 1st, 2012 the subsidiaries ET Caribbean BV, Moba Consulting Partners BV and Elephant Talk Global Holding BV were merged into the surviving entity Elephant Talk Europe Holding BV. There were no restructuring charges taken as a result of the merger other than immaterial fees paid to terminate the various entities.

On March 28th, 2012, Elephant Talk Europe Holding BV closed a minor acquisition by purchasing all outstanding shares of VoiceBottle BV, a company based in the Netherlands with self-developed software in the area of web-based voicemail. In addition, on March 7, 2012, we incorporated a new subsidiary called Elephant Talk Deutschland GmbH, the entity aimed to support the expansion of the mobile activities in Germany. Lastly, on March 26, 2012, we incorporated Elephant Talk Belgium BVBA.

All intercompany balances are eliminated in consolidation.

Note 2. Significant Accounting Policies

Currency Translation

The functional currency is the Euro for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to US Dollar using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters” (“ASC 830”), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss). The accumulated other comprehensive income/(loss) as of March 31, 2012 and December 31, 2011 was ($273,512) and ($1,143,295), respectively. The foreign currency translation gain for the three months ended March 31, 2012 and 2011 was $869,783 and $2,319,564, respectively.

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

Restricted Cash

Restricted cash of $1,963,428 consists of $1,515,812 in cash proceeds received from the $8,800,000 senior convertible note (see Note 14) which closed on March 29, 2012. In addition, cash deposited as bank guarantee for national interconnection agreements with telecom operators and bid guarantees represent $447,616.

Accounts Receivables, net

The Company’s customer base consists of geographically dispersed customers. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable on a customer by customer basis and analyzes historical bad debt, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. As of March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $585,761 and $436,546, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured. The Company derives revenue from activities as a fixed-line and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax). For its security solutions under the ValidSoft brand name and technologies revenue represents amounts earned for consultancy services, outsourcing, maintenance and licenses (net of value added tax).

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

Segments

ASC 820, “Segment Reporting” (“ASC 820”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company operates in a single business segment because operating and strategic decisions are made by decision makers who monitor the Company as a whole.

Stock-based Compensation

We follow the provisions of ASC 718 “Compensation-Stock Compensation”, (“ASC 718”). Under ASC 718, stock-based awards are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally up to three years), which we have elected to amortize on a straight-line basis.

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

Cumulative Volatility

We estimate expected cumulative volatility giving consideration to the expected life of the option of the respective award, and the calculated annual volatility by using the continuously compounded return calculated by using the last 252 closing prices of the share price (= one year trading). The annual volatility is used to determine the generalized (cumulative) volatility of our common stock preceding the grant (= annual volatility x SQRT (expected life)).

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. In the first quarters of 2012 and 2011 the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

Intangible Assets

In accordance with ASC 350 “Goodwill and Other” (“ASC 350”), intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 360 “Property, Plant, and Equipment”, annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

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

The following table summarizes fair value measurements by level at March 31, 2012 for financial assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Conversion feature	$0	$2,695,643	$0	$2,695,643
Total liabilities	$0	$2,695,643	$0	$2,695,643

We have classified the outstanding conversion feature into level 2 due to the fact that some inputs are not published and not easily comparable to industry peers.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, other assets, due from related parties, loans payable, accounts payable and accrued liabilities, are carried at historical cost basis and approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s notes payable approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 in the first quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The adoption of ASU 2011-05 in the first quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of ASU 2011-11 in the first quarter of 2013 to have an impact on our financial position, results of operations, or cash flows.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets recorded at $2,251,278 as of March 31, 2012, compared with $1,522,461 as of December 31, 2011.

Note 4. Other assets

Other assets are long-term in nature and consist of a financial investment in a joint venture, long term notes receivable, deferred financing costs and long-term deposits.

Financial Investment in Joint Venture

In the fourth quarter 2011, the company acquired one third (33.33%) ownership of Elephant Security I BV, a company incorporated on 26 October 2011 in the Netherlands. For the one-third ownership we paid in 2011 a total of $333,467, comprising $8,003 in capital and $325,464 in loans to Elephant Security I BV, which is equal to what each of the other two joint venture partners provided to Elephant Security I BV. The loans mature on December 31, 2014 and carry an interest rate per annum of 7% that is accrued on a monthly basis. The investment was recorded at cost and is accounted for using the equity method.

The Joint Venture is deemed a related party entity since one of the other owners in Elephant Security I BV, is Elephant Security BV, a majority owned and controlled entity by QAT Investments SA, an affiliate of the company.

As of March 31, 2012, the financial investment was $220,800 comprising the above mentioned outlay of $333,467, increased with $10,648 in accrued interest and $40,016 in a loan provided in 2011 that was previously classified under Note Receivable and decreased with ($163,331) for its equity share in the losses incurred by Elephant Security I BV. Ownership interest remains at 33.33%.

Note receivable

As of March 31, 2012 the Note receivable was $521,286 compared to $417,199 as of December 31, 2011. Note receivable as of March 31, 2012 comprises a number of loans provided to Morodo Ltd, from the U.K and includes accrued interest of $7,476.

The loans mature on 1 April 2013 and carry as of 1 January 2012 an interest rate of 7% per annum accrued on a monthly basis. The notes receivable are interim loans prior to the intended acquisition.

Long-term deposits

Long-term deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities for the total amount of $669,721 as of March 31, 2012 compared with $651,930 as of December 31, 2011. The carrier deposits are refundable at the termination of the business relationship with the carriers.

Deferred financing costs

In connection with the Senior Secured Convertible Notes issued on March 29, 2012, the company incurred expenses for a total amount of $418,500 related to perfecting liens of assets, contract review fees from lawyers, registration fees for registering underlying shares and some other smaller fees. These costs will amortize during the life of the Senior Secured Convertible Loan using the effective-interest method calculation. The total current amount to be amortized is $417,115.

Note 5. Due from related parties

Due from related parties was $460,655 as of March 31, 2012 as result from loans provided during the first quarter 2012 to Elephant Security B.V. This amount includes $3,139 of accrued interest. Elephant Security B.V. is a related party entity since it is majority owned and controlled by QAT Investments SA, an affiliate of the Company.

The loans mature on June 30, 2012 and carry an interest rate of 7% per annum accrued on a monthly basis. The notes receivable are interim loans prior to the potential acquisition of Elephant Security BV.

Note 6. Property and equipment

The Company’s Property & Equipment also include the capitalization of its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform;
•	CRM provisioning Software;
•	Mediation, Rating & Pricing engine;
•	ValidSoft security software applications;
•	Operations and business support software;
•	Network management tools.

Property and equipment at March 31, 2012 and December 31, 2011 consist of:

	Average Estimated	March 31,	December 31,
	Useful Lives	2012	2011
Furniture and fixtures	5	324,633	290,058
Computer, communication and network equipment	3 - 10	15,761,163	15,247,060
Software	5	5,182,290	4,752,070
Automobiles	5	101,383	98,416
Construction in progress		3,012,225	2,516,476
Total property and equipment		24,381,694	22,904,080

Less: accumulated depreciation		(10,413,870)	(9,588,393)
Total property and equipment, Net		$13,967,824	$13,315,687

Total depreciation expense for the three months ended in March 31, 2012 and 2011 was $578,522 and $530,188 respectively.

Note 7. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as intellectual property held in ValidSoft which includes but is not limited to software source codes, applications, customer lists & pipeline, registration & licenses, patents, and trademarks.

Intangible assets at March 31, 2012 and December 31, 2011 consist of:

	Estimated	March 31,	December 31,
	Useful Lives	2012	2011
Customer contracts, licenses, interconnect and technology	5-10	$12,034,423	$11,480,653
ValidSoft IP and technology	1-10	15,900,547	15,428,182
Total intangible assets		27,934,970	26,908,835

Less: Accumulated amortization and impairment charges		(10,109,411)	(9,735,102)
Less: Accumulated amortization ValidSoft IP and Technology		(5,062,051)	(4,389,533)
Total intangible assets, Net		$12,763,508	$12,784,200

Total amortization expense for the three months ended March 31, 2012 totaled $699,947 compared to $772,487 for the same period of 2011.

Estimated future amortization expense related to our intangible assets is:

	2012	2013	2014	2015	2016	2017 and after
Interconnect licenses and contracts	$507,350	$647,800	$299,919	$80,239	$4,208	$0
ValidSoft IP & Technology	1,592,102	2,122,803	2,122,803	1,981,089	1,933,851	768,128
	$2,099,452	$2,770,602	$2,422,722	$2,061,328	$1,938,059	$768,128

Note 8. Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead is required to test goodwill for impairment in accordance with ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”) at least annually and, if necessary, we would record an impairment based on the results of any such impairment test. The Company will perform an impairment test between scheduled annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

In performing a goodwill impairment test under ASC 350, the Company may first make a qualitative assessment of whether it is more-likely-than-not that the Company’s fair value, as a single reporting unit, is less than its carrying value to determine whether it is necessary to perform a two-step goodwill impairment test. The qualitative impairment test includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If it is determined through the qualitative assessment that a reporting unit's fair value is more-likely-than-not greater than its carrying value, the two-step impairment test is not required. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit's fair value is not greater than its carrying value, we must perform the two-step impairment test. We may also elect to proceed directly to the two-step impairment test without considering such qualitative factors.

During the fourth quarter of 2011, we commenced our annual goodwill impairment test for 2011 and after considering qualitative factors including our market capitalization and the Company’s 2012 outlook announced in the Company concluded that a two-step goodwill impairment test was not required.

In performing the first step of the two-step goodwill impairment test, the Company determined that the fair value of the Company, as a single reporting unit, exceeded the carrying value by a significant amount indicating no impairment was necessary.

The carrying value of the Company’s goodwill for the three months ended March 31, 2012 was as follows:

Goodwill	March 31,	December 31,
	2012	2011
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
End of period exchange rate translation	(181,425)	(278,862)
Total	$3,252,408	$3,154,971

Note 9. Overdraft

In 2004, Elephant Talk Ltd, a subsidiary of the Company executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of March 31, 2012, the overdraft balance, including accrued interest totaled, $321,250 compared to $312,236 as of December 31, 2011. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd. Further detail can be found in Note 21, Litigation.

Note 10. Deferred Revenue

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. They typically represent implementation fees. Deferred revenue was $337,880 and $132,467 as of March 31, 2012 and December 31, 2011, respectively.

Note 11. Accrued Expenses

As of March 31, 2012 and December 31, 2011, the accrued expenses comprised of the following:

	March 31, 2012	December 31, 2011
Accrued Selling, General & Administrative expenses	$1,959,650	$1,477,463
Accrued cost of sales and network	0	0
Accrued network costs	183,984	79,638
Accrued cost of sales	24,163	45,155
Accrued taxes	0	0
Accrued payroll taxes	119,342	42,517
Accrued VAT	835,300	246,864
Accrued corporate tax	5,469	5,308
Accrued interest payable	733,067	701,366
Other accrued expenses	435,034	437,447
Total accrued expenses	$4,296,009	$3,035,758

Note 12. Loans Payable

	March	December
	31, 2012	31, 2011
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$319,955	$319,765
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	254,374	254,224
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	103,766	103,704
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,344	283,177
Total	$961,439	$960,870

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

The court entered judgment in favor of Elephant Talk Communications Corp. and against the Bank on December 14, 2011, and awarded the Company $5,925 in costs. The judgment became final on February 16, 2012. We continue to accrue for these loans since our subsidiary ETL in Hong Kong may be still held liable for these loans.

Note 13. Trade note payable

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

Note 14. 8% Senior Secured Convertible Note

On March 29, 2012, the Company issued certain senior secured convertible notes (“8% Convertible Note”) to a number of investors (“Holders”) in the principal amount of $8,800,000 with the Company whereby the Holders agreed to provide the Company with gross proceeds of $8,000,000, after the $800,000 Original Issue Discount and a net proceed of $7,581,500 after the deduction of $418,500 for financing costs such as various advisory fees and contract preparation fees. According to the terms, the Note will bear an interest rate of 8% and mature May 1, 2014. The monthly installment payments (constituting principal and interest) total $ 2,273,718 for the first year and $7,180,000 for the second year through to maturity.

Of the $8 million in gross proceeds, the amount equal to the first year installments, being $2,273,718, has been placed in escrow and will be applied on a monthly basis for the payment of the monthly installments. At the election of the Company the Company can pay the full installment amount or parts thereof in common stock at an amount equal to 90% of the average of the five lowest volume weighted average price (“VWAP”) of the common stock during the twenty (20) Trading Days immediately prior to such installment on the trading day payment date.

The proceeds from convertible notes were largely received after March 31, 2012. See also Note 24, Subsequent Events. The amount of $1,515,812 received before March 31, 2012 was placed in escrow and classified under restricted cash, with the remainder of the proceeds in the amount of $6,484,188 classified under Financing Receivable.

In the first year, when the Company elects to pay a monthly installment in common stock, the equivalent cash installment amount will be released from the escrow and becomes available to the Company. The Notes are convertible at the option of the Holder into the Company’s common stock at a fixed conversion price of $2.61 (“fixed conversion price”). After a period of 12 months the Note automatically converts at the fixed conversion price, if the shares of the Company, for any consecutive 30 days, close at or above 150% of the fixed conversion price. The Notes are secured by a first priority security interest in all of the assets of the Company. In the event the Company (in partnership with Adeptra) fails to announce that it has entered into and operationalized a contract with one of the ten largest international financial institutions to provide SIM swapping fraud detection and prevention services to such financial institution in which the Company and/or one of its Subsidiaries receives certain amount of net compensation, the Holders may declare all of the then outstanding principal amount of the Note to be due and payable immediately at 110% of the outstanding principal and accrued and unpaid interest on the notes, which would require the Company to classify the debt as current (See Note 24 “Subsequent Events”). If such event of default is triggered, the Holders may convert the Notes into our common stock at the lowest of (a) the fixed conversion price in effect prior to such failure, (b) 90% of the average of the 5 lowest VWAPs for the 20 days prior to that day (c) 90% of the lowest reported trade price for the common stock as reported by Bloomberg on such date. Upon occurrence thereof the Company has the option to redeem a portion or the entire outstanding amount of this Note at a redemption price of 100% thereof.

8% Senior Secured Convertible Loan Agreement Payable as of March 31, 2012:

8% Convertible Note	Short Term	Long Term	Total

8% Convertible Note	$1,484,997	$7,315,003	$8,800,000
Less:
Debt Discounts (OID and CF)(net of amortization)	$1,428,445	$2,060,592	$3,489,037
	$56,552	$5,254,411	$5,310,963

The remaining unamortized lives of the OID and Conversion feature is approximately 26 months. The Company has not recorded interest expense associated with the amortization of the discounts during the quarter as the two days of interest related to this loan was deemed to be immaterial to the financial statements.

The Company has identified the conversion feature in the above instruments as an embedded derivative that requires evaluation and accounting under the guidance applicable to financial derivatives.  The conversion feature is bifurcated from the host debt contract and accounted for as a liability. The conversion feature is recorded at fair value at the date of issuance and marked-to-market each reporting period with changes in fair value recorded to the Company’s statements of operations and classified into “Change fair value in conversion feature” which is part of Other income and expenses. As of March 29, 2012 (“Closing date”) the company recognized a “Fair Market Value” using a lattice model of $2,699,312 and evaluated the value of the conversion feature as per March 31, 2012 at a “Fair Market Value” of $2,695,643. During 2012, the conversion feature liability was neither reduced by any conversion and redemption transactions associated with the convertible notes nor any repayment of the principal amount.

Conversion Feature valuation as per March 31, 2012:
	Conversion Feature at fair market value	Conversion Feature remaining value netted in Convertible Note Payables
At Closing March 29, 2012 (Initial Value)	$2,699,312	$2,699,312
Revaluation Closing Q1-2012 (Movement only) Gain	$3,671	$-
Amortization Closing Q1-2012 (Movement only) Loss	$-	$7,683
Closing Q1-2012 (Remaining values)	$2,695,643	$2,691,629

The conversion feature associated with the Note is recorded at fair value using quoted market prices adjusted for historical volatility and future expectations of conversion that use observable market inputs including quoted market prices. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current market prices on active exchanges.

Note 15. Loan from joint venture partner

The Company’s 51% owned subsidiary ET-UTS N.V. has received $523,638 in interest bearing (8% per annum) unsecured loans from the 49% shareholder in the joint venture, United Telecommunication Services N.V., the government owned incumbent telecom operator of Curaçao. The amount is inclusive of accumulated accrued interest. No maturity date has been fixed.

Note 16. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 111,026,233 shares of common shares issued and outstanding as of March 31, 2012, an increase of 501,004 shares since December 31, 2011, largely due to the shares issued in connection with the exercise of 530,000 warrants (of which 510,000 at $1.00 and 20,000 at $1.50); the issue of 50,000 shares due to a double issuance of shares after a warrant exercise by our stock agent in 2011 which received board approval afterwards; 114,505 shares issued as consideration for management and board compensation; 106,499 shares issued to employees as a result of exercised employee stock options and 300,000 shares returned after a settlement agreement with a former executive officer of the Company.

The following table summarizes the shares issued for the year ended March 31, 2012:

Number of shares
Computation of Full Dilution - March 31, 2012	issued

December 31, 2011 Total number of shares issued	110,525,229

Shares issued for D&O compensation	114,505
Shares issued for warrant exercises	580,000
Shares issued for employee stock option exercises	106,499
Shares returned after settlement agreement	(300,000)

March 31, 2012 Total number of shares issued	111,026,233

Reconciliation with stock transfer agent records:

The number of 111,026,233 excludes the 245,900 unreturned and the 2,558,938 escrowed contingent shares (see below). The shares issued and outstanding as per March 31, 2012 according to the stock transfer agent’s records are 113,831,071, include 2,558,938 contingent shares for the ValidSoft acquisition and include 245,900 shares which were cancelled by the Company prior to 2006. However, the 245,900 shares were not returned to the stock transfer agent and never cancelled on the Company’s records. These shares have been blocked for trading by the Stock Transfer Agent. Finally, in the above table we included the elimination of a rounding difference of two shares between the Company’s shares issued and the stock transfer agent’s records.

(B) Preferred Stock

The Company’s Certificate of Incorporation (“Articles”) authorizes the issuance of 50,000,000 shares of no par value Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company’s Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

During 2011 and in the first three months 2012 the Company did not issue any shares of Preferred Stock.

Note 17. Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 18. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of March 31, 2012, 75,000 stock options outstanding. There are remaining 600,000 shares and 14,490 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options consisted of the following as of March 31, 2012:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2011	75,000	$2.25	$53,441
Granted in 2012	0	$2.25	$-
Exercised	0	$2.25	$-
Cancelled/Forfeited/Returned to reserve	0	$2.25	$-
Outstanding as of March 31, 2012	75,000	$2.25	$53,441

No grants were made during the first three months of 2012. Also no exercises and or cancellations/forfeitures have occurred.

The current 75,000 outstanding options will expire in 2013 with various expiration dates.

Following is a summary of the status of options outstanding at March 31, 2012:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	75,000	1.48 years	$2.25	75,000	$2.25

At March 31, 2012, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was $0.

2008 Long-Term Incentive Plan

The 2008 plan was adopted on January 15, 2008. This incentive plan authorizes awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008.

On October 6, 2011 the company filed, after approval of the shareholders, an “Amended and Restated 2008 Long-Term Incentive Compensation Plan” which basically provided in the increase of the existing 5,000,000 shares of common stock into 23,000,000 shares of common stock in order to cover future grants under this Plan.

As of 2012 the company decided, in order to avoid costly separate registrations for the quarterly recurring share issues and the obligatory registration of such shares, to issue the non-cash compensation to directors and officers under this plan. During the first three months of 2012 the company issued 114,505 restricted shares to various directors and officers which were issued in conjunction with their willingness to receive their total or part of their compensation in shares of the company. Those shares are issued with a 25% discount on the 10 day average share price preceding the quarter of their relating services as per the term agreed by the compensation committee dated February 11, 2011.

As of March 31, 2012, a total of 13,017,355 stock options were outstanding under the Plan and 325,000 shares of restricted common stock together with 621,805 shares of restricted common stock had been granted under this plan. Options granted generally begin vesting over a three-year or ten-year period after grant date although options have been granted with a shorter period than three years. Options generally expire between two and ten years from date of vesting.

Common stock purchase options consisted of the following as of March 31, 2012:

	Number of Options	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2011	7,793,989	$1.78	$10,195,479
Granted in 2012	5,419,167	$2.28	$5,166,855
Exercised (delivery of shares)	73,499	$1.28	$81,652
Cancelled/Forfeited/Returned	122,302	$2.07	$161,882
Outstanding as of March 31, 2012	13,017,355	$1.94	$15,118,800

The options granted in 2012 were granted with a weighted average exercise price of $2.28. The grant date fair market value of the options is $5,166,855.

Following is a summary of the status of options outstanding at March 31, 2012:

2008 Plan			Options outstanding			Options exercisable
Range of Exercise Prices			Total Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60	-	$3.39	13,017,355	6.16	$1.94	4,676,642	$1.93

The weighted average assumptions used for the options granted in 2012 using the Black-Scholes options model are: cumulative volatility of 116%, expected option life 2.68 years (using the simplified method) and a Risk Free Interest Rate of 0.356%. The expected dividend yield is zero.

The weighted average remaining expected life of the outstanding options is not reported as our calculation method does not include an adjustment for out-of-the-money options which represent the majority of the current granted options.

At March 31, 2012 the not yet recognized expense portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $7,085,921. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate has been adjusted from 6.50% to 4.66% and the corresponding profit and loss effect has been accounted for in 2012.

Stock-Based Compensation Expense

Under the provisions of ASC 718, the Company recorded for the quarter ended March 31, 2012, $1,691,746 in stock-based compensation expense for management shares, Non-Qualified Stock and Option Compensation Plan and shares issued for consultancy and employee compensation. For the comparable period in 2011 the expensing was $1,130,063. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options.

Note 19. Commitments

Commitments of the Company relating to co-location, network and office rents, regulatory and interconnection fees are as follows:

Year	Office	Co- location	Interconnect	Service/Support	Network	Total
2012	$555,769	$399,147	$2,268,276	$131,519	$318,985	$3,673,696
2013	504,209	325,882	1,689,186	14,272	246,900	2,780,449
2014	454,663	261,401	66,135	0	203,329	985,528
2015	248,874	0	52,784	0	190,964	492,622
2016	$248,874	$0	$12,732	$0	$119,715	381,321
						$8,313,616

Note 20. Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of March 31, 2012 and December 31, 2011 were as follows:

	Non-controlling	As of March 31,	As of December 31,
Subsidiary	Interest %	2012	2011
ETC PRS UK	49%	$9,787	$9,500
ETC PRS Netherlands	49%	130,718	126,894
ET Bahrain WLL	1%	4,345	4,382
ET ME&A FZ LLC	49.46%	37,091	37,091
Total non-controlling interest		$181,941	$177,867

Note 21. Litigation

(a) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited (Bank), a foreign banking services company based in Hong Kong , commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc ., Case No. 30-2009-00328467. The Bank alleged that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (ETL), a wholly-owned Hong Kong subsidiary of Elephant Talk Communications Corp. (Company). Various former officers and directors of ETL personally guaranteed the loans and overdraft account.

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

Note 22. Geographic Information

Quarter ended March 31, 2012

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$8,557,059	$23,909	$8,580,968

Identifiable assets	$44,237,555	$9,999,806	$54,237,361

Quarter ended March 31, 2011

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$8,463,841	$44,173	$8,508,014

Identifiable assets	$44,012,480	$1,270,806	$45,283,286

Note 23. Related Party Transactions

As of March 31, 2012 $460,655 was due from related parties as result from loans provided during the first quarter to Elephant Security B.V. This amount includes $3,139 of accrued interest. Elephant Security B.V. is a related party entity since it is majority owned and controlled by QAT Investments SA, an affiliate of the Company. The loans provided mature on June 30, 2012 and carry an interest rate of 7% per annum accrued on a monthly basis. The notes receivable are interim loans prior to the potential acquisition of Elephant Security BV.

Note 24. Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were available to be issued.

Agreement reached with leading financial institution

On May 10, 2012, the Company announced that it has reached an agreement with a leading financial institution whereby, a subsidiary of the Company will provide SIM Swap fraud detection and prevention services.

Loan to related party

In anticipation of a potential acquisition the Company provided on April 2, 2012 a loan to Elephant Security BV, from the Netherlands, for the amount of $573,780. The loan carries an interest rate of 7% per annum and has a maturity date of June 30, 2012. Elephant Security BV is an entity that is majority owned by QAT Investments SA, a related party of the Company.

Funds received from 8% Senior Secured Convertible loan agreement

Following the closing on March 29, 2012 of the senior secured convertible loan agreement, the company received on April 2 and April 5, 2012 a total of $6,484,188 of which $757,906 was placed in escrow in accordance with the terms of the loan agreement.

Incorporation of Dutch holding company

On April 27, 2012, the Company incorporated as a subsidiary of Elephant Talk Communications Corp, Elephant Talk Group International B.V., based in Amsterdam, The Netherlands. The entity will function as a holding company whereby other operating subsidiaries will be consolidated.

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

Our Business

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

As of 2007 we positioned ourselves as an MVNE to MNOs and MVNOs offering a wide range of mobile enabling/enhancing services through sophisticated, proprietary technology supported by multi-country operations with a focus on business to business, outsourcing /partnering strategy. Important milestones in this respect are:

•	On September 17, 2008 a hosting agreement was signed with T-Mobile in the Netherlands. T-Mobile is one of the three MNOs in the Netherlands. Elephant Talk will connect MVNOs in the Netherlands to its platform, making use of the mobile network of T-Mobile.

•	In Spain, we have provided since June 2009, managed services to Vodafone Enabler.

•	In the course of 2010 we signed a framework hosting agreement with KPN Group Belgium NV. Elephant Talk will connect MVNOs in Belgium to its platform, making use of the mobile network of KPN in Belgium. The platform will be ready for services as of Q2 2012.

•	In 2011 the company closed a contract with Zain KSA in Saudi Arabia to provide its mobile platform which is now ready for service.

•	In November 2011 we executed a mass migration of SIMs on to our platform in Spain. This live migration – without having to replace the SIM cards – was a unique achievement and milestone for the Company.

•	In February 2012 we acquired out of liquidation proceedings the assets of Ensercom, a small MVNE in Germany giving us instant footprint in the German market.

•	Following the Ensercom take-over and wholesale partner agreement with Telekom Deutschland, we signed in May 2012 an MVNO contract for 50,000 sims in Germany, using the network of Telekom Deutschland.

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

This integrated platform, using proprietary technologies including Out-of-Band authentication and transaction verification, Proximity Correlation Logic, Pseudo Device Theft detection and biometric voice verification, allows organizations to protect all of their customer transaction channels within a single platform. This combination of technologies provides solutions from simply detecting SIM Swap fraud through to the world’s first commercially available Four-factor authentication solution. Internet banking, M-banking, Mobile Wallet, Mobile Payments, Card-present, card-not-present, NFC, citizen online services and more are all supported through either one or more of these integrated telecommunications-based techniques. The key operational highlights:

•	In September 2011 ValidSoft and Adeptra (www.adeptra.com) form partnership to Extend Global Fraud Detection and Customer Communications. The partnership provides financial organizations with best-in-class fraud detection and prevention functionality, as well as total control over their customer communications.

•	Following a successful pilot project at a long-standing Adeptra client, one of the ten largest international financial institutions has now implemented the SIM Swap solution and is now in live production. This truly market changing solution is the first to successfully address the issue of SIM card fraud. The institution’s adoption of the application is another step toward securing all transaction channels, using leading edge technology and communications to benefit its customers.

•	ValidSoft was successful in a joint bid for the provision of a Self Certification project to an EU Government in the area of citizen benefit payments. The solution will evaluate the use of technology and incorporate ValidSoft’s Speaker Verification Platform, VALid-SVP™ to provide automation in the processing of citizen benefits with a view to achieving cost reduction and efficiencies.

•	The Company launched VALid-SVP™ (Speaker Verification Platform), a voice biometric technology to improve secure authentication.

•	ValidSoft has filed applications for three new patents in the Card Not Present fraud prevention area and the high end security area.

•	ValidSoft successfully renewed the European Privacy Seal in regards to its anti-fraud technology software, VALid-POS®, which is designed to detect and prevent card related fraud, a global multibillion dollar problem for financial institutions.

•	ValidSoft was awarded its Second European Privacy Seal for its VALid-4F™solution and continues to be the only Security Software Company in the world to be certified to the EuroPriSe standards. The European Privacy Seal certifies IT products and IT-based services privacy compliance with European data protection regulations.

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

Support technology

Business Support and Operational Support System (“ET BOSS”) and Intelligent Network – IN – (“Infitel”)

Through our European and Chinese development centers, we develop in-house telecom and media related systems and software, related to companies’ proprietary platforms ET BOSS and IN

Electronic fraud prevention products: VALid-POS®, VALid®, VALid-SVP™ and VALid-4F®

Our subsidiary ValidSoft has given us ownership of technology and intellectual property to combat fraud relating to card, the internet, and telephone channels. ValidSoft solutions are marketed under VALid-POS®, VALid® and VALid-4F®. For its biometrics based product it trades under VALid-SVP™.

Telecom infrastructure & network

We currently operate a switch-based telecom network with national licenses and direct fixed line interconnects with the Incumbents/National Telecom Operators in seven (7) European countries and one (1) in the Middle East (Bahrain). To this we have added mobile access coverage in order to cater for our mobile services and solutions. Our first mobile partners are T-Mobile in the Netherlands, Vodafone Enabler in Spain, KPN in Belgium and wholesale partner Telekom Deutschland in Germany. In Saudi Arabia we partnered with Zain KSA to provide our mobile platform services.

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

Business Combinations

We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. The purchase price includes the direct costs of the acquisition. However, beginning in fiscal 2009, acquisition-related costs will be expensed as incurred, in accordance with ASC 805 “Business Combinations” amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable business assets acquired.

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

Results of Operations

Our results of operations for the three months ended March 31, 2012, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, and ValidSoft Ltd and its subsidiaries.

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

The constant currency analysis presented within the comparison of the year-to-year results is calculated by using the average exchange rates over the three months ended March 31, 2012. The same exchange rates are used in the income statement of the three months ended March 31, 2012. The following table shows the USD equivalent of the major currencies for the quarter ended March 31, 2012:

USD equivalent
Euro	$1.3104
British Pound	$1.5705

Adjusted EBITDA

In order to provide investors additional information regarding our financial results, we are disclosing Adjusted EBITDA, a non-GAAP financial measure. We employ Adjusted EBITDA, defined as earnings before derivative accounting, such as warrant liabilities and conversion feature expensing, income taxes, depreciation and amortization and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding the desired results. Accordingly, we believe that Adjusted EBITDA provides useful information for investors and others, which allows them to better understand and evaluate our operating results.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

	Three months ended March 31,
EBITDA Adjusted	2012	2011	2011 in constant currency

Net loss	$(6,005,189)	(4,713,224)	(4,552,654)
Provision for income taxes	0	800	800
Net loss attributable to non-controlling interest	0	80	80
Depreciation and amortization	1,278,469	1,302,675	1,249,410
Intangible assets impairment charge	0	0	0
Stock-based compensation	1,691,746	1,130,063	1,123,644
Other income & expenses	171,322	(230,000)	(230,000)
Interest income and expenses	(14,555)	43,778	43,807
Adjusted EBITDA	$(2,878,207)	(2,465,828)	(2,364,913)

Comparison of Three Months Ended March 31, 2012 and December 31, 2011

Revenue

Revenue for the three months ended March 31, 2012 was $8,580,968, an increase of $72,954 or 0.9%, compared to $8,508,014 for the three months ending March 31, 2011. The rise in revenues was led by an increase of $1,245,539 (or 105.4%) in our revenues in the higher margin mobile and security solutions business, including revenues derived from the commencement of the operation phase of our agreement with Adeptra and one of the ten largest international financial institutions' implementation of Validsoft's SIM Swap solution.  We expect that revenue from this contract will continue.

This rise in revenues was off-set by the expected continued decrease in our low margin legacy landline business by $1,172,585 (or 16.0%). The increase in our higher margin mobile and security solutions business is mainly due to the increasing revenues of already existing customers  and a customer with a large consumer base with monthly recurring revenues coming on to our mobile platform at the end of the 4th quarter 2011.

	Three months ended March 31,
	2012	2011	Variance
Landline Services	$6,153,261	$7,325,846	$(1,172,585)
Mobile & Security Solutions	2,427,707	1,182,168	1,245,539
Total revenue	8,580,968	8,508,014	$72,954

Cost of service

Cost of service for the three months ended March 31, 2012 was $6,889,217, a decrease of $668,268 or 8.8%, compared to $7,557,485 for the three months ending March 31, 2011. This decrease is fully related to the decline in landline revenue. Cost of service as a percent of the total revenue was 80.3% and 88.8% for the three months ended March 31, 2012 and 2011, respectively.

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

Management expects cost of service to decline further as a percent of revenue as a greater proportion of future revenue is comprised of our mobile services and security solutions, which have a substantially lower cost of service than our traditional landline business.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2012 and 2011, were $4,569,958 and $3,416,357, respectively. SG&A expenses increased by $1,153,601, or 33.8%, in the first three months 2012 compared to the same period 2011. This was led by an increase of 31.6% in our staffing levels on March 31, 2012 compared to March 31, 2011, largely in sales force and European hires, as well as by higher investor relation and marketing & communication related expenses. The increases in staffing levels and higher marketing and selling costs are mainly related to expected future revenues.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the three months ended March 31, 2012 and 2011 was $1,691,746 and $1,130,063, respectively. The increase of $561,683 is primarily attributable to the increased staffing levels. Moreover, the non-cash compensation for the three months ended March 31, 2012 included also the grants of the yearly companywide incentive plan, whereas in 2011 these were not granted nor expensed until the second quarter.

Non-cash compensation is comprised of:

•	the companywide 2008 Long-Term Incentive Compensation Plan;
•	expense related to shares of restricted common stock that were issued to directors and officers in lieu of cash compensation.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2012 and 2011, was $1,278,469 and $1,302,675 respectively. Depreciation and amortization expenses decreased by $24,206 or 1.9% in the first three months 2012 compared to the same period 2011.

Intangible assets impairment charge

The March 31, 2012 consolidated balance sheet includes: $12.8 million of intangible assets, net, and $3.3 million of goodwill. Management updated its analysis of intangible assets and long-lived assets as of March 31, 2012 and we determined that for the first three months 2012 no asset impairment charges are necessary.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses

Interest income was $105,162 and $22,986 for the three months ended March 31, 2012 and 2011. Interest income was interest received on bank balances and interest on loans to related and third parties.

Interest expense was $90,607 and $66,764 for the years ended March 31, 2012 and 2011 respectively.

Other expense was ($163,331) and $230,000 for the three months ended March 31, 2012 and 2011 respectively. The other income for 2011 related to the release of an accrual for a tax provision, following a successful abatement. For 2012 other expense was incurred as a result of the company’s equity share in the losses of its financial investment in a joint venture.

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

We incurred a non-controlling interest charge attributable to minority shareholders’ interest for the three months ended March 31, 2012 and 2011 of $0 and $80 respectively.

Net Loss

Net Loss was ($6,005,189) and ($4,713,224) for the three months ended March 31, 2012 and 2011 respectively. The increase in loss of ($1,291,965) was the result a ($949,856) increase in loss from operations and a higher other expense of ($342,109).

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as other comprehensive income or loss. Other comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011 was 869,783 and $2,319,564 respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Constant currency Comparison of Three Months Ended March 31, 2012 and 2011

		Constant currency
Revenue	2012	2011	Variance
Landline Services	$6,153,261	$7,011,324	$(858,063)
Mobile & Security Solutions	2,427,707	1,133,985	1,293,722
Total Revenue	$8,580,968	$8,145,309	$435,659

Revenue - constant currency. In constant currency, the revenue for the three months ended March 31, 2012 increased by $435,659 or 5.35% compared to the same period 2011. The increase in revenue was led by an increase of $1,293,722 (or 114.1%) in our revenues in the higher margin mobile and security solutions business, which was off-set by the expected continued decrease in our low margin legacy landline business by $858,063 (or 12.2%).

Cost of service– constant currency. In constant currency the cost of service for the three months ended March 31, 2012 decreased by $349,846 or 4.83% compared to the same period in 2011, primarily as a result of lower levels of revenue in our landline business and the lower cost of service associated with our mobile and security solutions business.

Selling, general and administrative expenses – constant currency. In constant currency, SG&A increased by $1,298,799 or 39.7%, compared to the same period in 2011. The increase in expenses was mainly attributable to increased staffing levels.

Non-cash compensation to officers, directors, consultants and employees – constant currency. Since non-cash compensation comprises United States Dollars denominated shares, options and warrants, a constant currency analysis is not applicable.

Depreciation and amortization – constant currency. In constant currency the depreciation and amortization expenses decreased by $29,059 or 2.33% compared to the same period in 2011.

Liquidity and Capital Resources

We have an accumulated deficit of $186,133,560 as of March 31, 2012. Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements.

In the first quarter of 2012 we received a total of $694,090 in gross proceeds from warrants and options exercised. After the deduction of deferred financing costs ($50,000) the net proceeds from financing activities amounted to $644,090.

We believe that together with our cash balance at March 31, 2012, of $3,118,890, the convertible secured loan the Company secured on March 29th 2012 for the net proceeds of $5.7 million and an up to $2 million commitment from an affiliated party, we believe that the funds available are sufficient to carry out our business plans.

In addition, the Company believes that it will continue to attract funds, through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners in the form of debt, mezzanine or permanent equity. In case cash flows from operations or financing are delayed, the company will lower its capital expenditures on new developments and markets as well as reduce the hiring of new employees and contractors.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2012 was $1,886,794 compared to $3,452,607 in the same period 2011, a decrease of $1,565,813. This decrease is primarily attributable to working capital changes.

Investment activities

Net cash used in investment activities for three months ended March 31, 2012 was $1,717,223 a decrease of $393,202, (or 18.63%) compared to $2,110,425 in the same period 2011. The decrease was primarily attributable to a lower level of equipment and software purchases.

We invested in the first quarter of 2012 an amount of $449,476 as loan to a related party named Elephant Security BV from the Netherlands and $121,870 as a loan to a third party to Morodo Ltd, from the U.K. The loans are interim loans prior to the potential acquisitions.

Financing activities

Net cash received by financing activities for the three months ended March 31, 2012 was $644,090 compared to $6,739,585 for the three months ended March 31, 2011. In 2012, we received $694,900 from warrant and option exercises and paid $50,000 as cost of financing related to the senior secured convertible loan agreement.

As a result of the above activities, the Company had the cash and cash equivalents balance of $3,118,890 as of March 31, 2012, a net decrease in cash and cash equivalents of $2,890,686 since December 31, 2011.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign currency exchange rate

As the vast majority of our business activities are carried out in Euros and we report our financial statements in US dollars, fluctuations in foreign currencies impact the total amount of assets and liabilities that we report for our foreign subsidiaries upon the translation of those amounts in US dollars. Since we carry out our business activities primarily in Euro’s we have not engaged in hedging activities. However, since we have recently concluded the convertible a loan of $8.8 million, we will evaluate if the repayments on the loan will require and justify hedging for exchange rate risk, since our business activities are carried out in Euro’s.

Apart from installment and interest payments on the $8.8 million convertible loan, we do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

Contractual obligations

The contractual obligations are presented in the Note 19, Commitments to the financial statements. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company' disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation and consistent with what was reported in the 2011 annual report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Previously Reported Material Weakness in Internal Control over Financial Reporting

A "material weakness" is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Previously Reported Material Weakness: The Company did not maintain effective controls over its annual financial statement reporting process which resulted in two significant adjustments encountered during our audit. These adjustments were in the areas of stockholders equity and intangible assets and occurred as a direct result of our inability to staff our accounting department with experienced US GAAP and SEC reporting personnel due to budgetary constraints. A material weakness in financial reporting impacts the Company’s ability to timely report financial information in conformity with U.S. generally accepted accounting principles (“GAAP”), which could affect all significant financial statement accounts and disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the remediation steps to address the material weakness in its internal control over financial reporting described above. Specifically, the following steps are being implemented:

• Management has formalized the Company's process for identifying the relevant accounting areas and included controls; and

• Management is investigating steps to improve the US GAAP and SEC accounting knowledge of the Company's accounting personnel.

Under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company's internal control over financial reporting, including implementing improvements in policies and procedures. We are committed to a proper internal control environment, and believe that, when fully implemented, these remediation actions will represent significant improvements in the Company's accounting function. We will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

(a) Chong Hing Bank Litigation

In December 2009 Chong Hing Bank Limited, fka Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (Bank), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc ., Case No. 30-2009-00328467. The Bank alleged that it entered into various installment and term loan agreements and an overdraft account with Elephant Talk Limited (ETL), a wholly-owned Hong Kong subsidiary of Elephant Talk Communications Corp. (Company). Various former officers and directors of ETL personally guaranteed the loans and overdraft account.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, the “Risk Factors” in our Form S-3 filed on April 26, 2012. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

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

The Convertible Notes bear an annual interest rate of 8% of the principal amount and mature on May 1, 2014. The monthly installment payments (constituting interest and amortization) in the aggregate amount of $2,273,718 for the first year were reserved to ensure payment of the monthly installments. We can elect, on a monthly basis, to pay the full installment amount or parts thereof in our common stock at an amount equal to 90% of the average of the five lowest volume weighted average prices (“VWAP|”) of the common stock during the twenty (20) trading days immediately prior to such installment on the trading day payment date. The remaining amount of $5,726,282 was made available to us immediately at closing of the transaction. In the first year, if we elect to pay a monthly installment in common stock, the equivalent cash installment amount will be released from the escrow to us.

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

See also Note 14, 8% Senior Secured Convertible Note.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.1	Securities Purchase Agreement by and among the Company and certain purchasers dated March 29, 2012; incorporated herein by reference Exhibit 10.28 to our annual report on Form 10-F filed on March 30, 2012

10.2	Form of Secured Convertible Note issued to certain purchasers dated March 29, 2012. incorporated herein by reference Exhibit 10.29 to our annual report on Form 10-F filed on March 30, 2012

10.3	Security Agreement by and among the Company and its subsidiaries and certain purchasers dated March 29, 2012. incorporated herein by reference Exhibit 10.30 to our annual report on Form 10-F filed on March 30, 2012

10.4	Form of Escrow Agreement by and among the Company, certain purchasers and Wells Fargo Bank, National Association dated March 29, 2012; incorporated herein by reference Exhibit 10.31 to our annual report on Form 10-F filed on March 30, 2012

10.5	Subsidiary Guaranty by and among the company and its subsidiaries and certain purchasers dated March 29, 2012; incorporated herein by reference Exhibit 10.32 to our annual report on Form 10-F filed on March 30, 2012

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page 32. *

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page 33. *

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page 34. *

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page 35. *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herein.

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

ELEPHANT TALK COMMUNICATIONS CORP.

May 10, 2012	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

May 10, 2012	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	32

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	33

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35

