Form 10-Q
period 2012-06-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2012-08-02
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

As of July 23, 2012, there were 114,320,209 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,051,777	$6,009,576
Financing receivables	-	-
Restricted cash	2,613,083	190,844
Accounts receivable, net of an allowance for doubtful accounts of $546,238 and $436,546 at June 30, 2012 and December 31, 2011 respectively	5,676,402	6,441,528
Prepaid expenses and other current assets	1,809,532	1,522,461
Total current assets	14,150,794	14,164,409

OTHER ASSETS	1,878,125	1,392,837

DUE FROM RELATED PARTIES	1,002,153	-

PROPERTY AND EQUIPMENT, NET	13,103,226	13,315,687

INTANGIBLE ASSETS, NET	11,434,099	12,784,199

GOODWILL	3,062,285	3,154,971

TOTAL ASSETS	$44,630,682	$44,812,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$330,647	$312,236
Accounts payable and customer deposits	4,475,427	4,490,455
Deferred Revenue	140,556	132,467
Accrued expenses and other payables	3,758,081	3,035,758
8% Convertible Note	363,799	-
Loans payable	962,319	960,869
Total current liabilities	10,030,829	8,931,785

LONG TERM LIABILITIES
8% Convertible Note	5,104,116	-
Conversion feature	1,469,226	-
Trade note payable	165,074	271,915
Loan from joint venture partner	534,181	513,303
Total long term liabilities	7,272,597	785,218

Total liabilities	17,303,426	9,717,003

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 111,240,995 issued and outstanding as of June 30, 2012 compared to 110,525,229 shares issued and outstanding as of December 31, 2011	220,331,381	216,188,899
Accumulated other comprehensive income (loss)	(2,052,989)	(1,143,295)
Accumulated deficit	(191,124,469)	(180,128,371)
Elephant Talk Communications Corp. stockholders' equity	27,153,923	34,917,233

NON-CONTROLLING INTEREST	173,333	177,867
Total stockholders' equity	27,327,256	35,095,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,630,682	$44,812,103

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months		For the Six Months
	Period ended June 30,		Period ended June 30,
	2012	2011	2012	2011
REVENUES	$7,084,969	$7,790,976	$15,665,937	$16,298,990

COST AND OPERATING EXPENSES
Cost of service	5,185,048	7,494,679	12,074,265	15,052,164
Selling, general and administrative expenses	4,565,181	3,824,756	9,135,139	7,241,113
Non-cash compensation to officers, directors and employees	1,538,982	2,037,903	3,230,728	3,167,966
Depreciation and amortization of intangibles assets	1,224,888	1,337,775	2,503,357	2,640,450
Total cost and operating expenses	12,514,099	14,695,113	26,943,489	28,101,693

LOSS FROM OPERATIONS	(5,429,130)	(6,904,137)	(11,277,552)	(11,802,703)

Interest income	174,756	24,145	279,918	47,131
Interest expense, amortization of discount and financing costs	(836,580)	(71,511)	(938,847)	(138,275)
Other income & (expense)	-	230,000	-	460,000
Change in fair value of conversion feature	1,226,417	-	1,230,086	-
Total other income (expense)	564,593	182,634	571,157	368,856

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,864,537)	(6,721,503)	(10,706,395)	(11,433,847)
Provision for income taxes	(97,288)	-	(97,288)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(4,961,825)	(6,721,503)	(10,803,683)	(11,434,647)
Net (loss) income attributable to non-controlling interest	-	80	-	-
Equity in earnings of unconsolidated joint venture	(29,084)	-	(192,415)	-
NET LOSS	(4,990,909)	(6,721,423)	(10,996,098)	(11,434,647)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(1,779,477)	938,039	(909,694)	3,257,603
	(1,779,477)	938,039	(909,694)	3,257,603

COMPREHENSIVE LOSS	$(6,770,386)	$(5,783,384)	$(11,905,792)	$(8,177,044)

Net loss per common share and equivalents - basic and diluted	$(0.04)	$(0.07)	$(0.10)	$(0.12)

Weighted average shares outstanding during the period - basic and diluted	111,167,932	100,467,832	110,912,231	98,264,677

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,996,098)	$(11,434,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,503,357	2,640,450
Provision for doubtful accounts	115,684	(26,465)
Non-cash compensation	3,230,728	2,881,617
Equity in earnings of joint venture	192,415	-
Amortization of shares issued for consultancy	-	286,349
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	492,139	(1,188,582)
Increase in prepaid expenses, deposits and other assets	(320,444)	(2,409,125)
Increase in accounts payable, proceeds from related parties and customer deposits	2,339	1,835,548
Increase in deferred revenue	11,250	396,484
Increase in accrued expenses and other payables	686,173	987,048
Net cash used in operating activities	(4,082,457)	(6,031,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,616,811)	(5,754,894)
Restricted cash	(2,439,408)	24
Loans to related party	(1,011,265)	-
Loans to joint venture partners	(63,447)	-
Loan to third party	(216,970)	-
Net cash used in investing activities	(5,347,901)	(5,754,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(9,285)
Deferred financing costs	(446,000)	-
Proceeds from 8% convertible note, net of original issue discount	8,000,000	-
Payments on 8% convertible note installment payments and interest	(388,358)	-
Proceeds from loan from related party	-	19,277
Proceeds from exercise of warrants & options	742,130	13,587,674
Payments for share issue costs	(13,643)	-
Net cash provided by financing activities	7,894,129	13,597,666

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(421,570)	595,012
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,957,799)	2,406,485
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	6,009,576	2,245,697
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,051,777	$4,652,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$118,358	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

Description of Business

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

Converged telecommunication services – full vendor MVNE (Mobile Virtual Network Enabler) solutions.

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for June 30, 2012 and December 31, 2011 include the accounts of Elephant Talk Communications Corp., including:

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

On April 27, 2012, the Company incorporated as a wholly owned subsidiary of Elephant Talk Communications Corp., Elephant Talk Group International B.V., based in Amsterdam, The Netherlands.

In the second quarter 2012 we completed the incorporation of Elephant Talk Telecomunicação do Brasil LTDA, (owned 90% by Elephant Talk Europe Holding BV and 10% by Elephant Talk Communication Holding AG).

All intercompany balances are eliminated in consolidation.

Note 2. Significant Accounting Policies

Currency Translation

The functional currency is the Euro for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to US Dollar using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters” (“ASC 830”), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss). The accumulated other comprehensive income/(loss) as of June 30, 2012 and December 31, 2011 was ($2,052,989) and ($1,143,295), respectively. The foreign currency translation gain (/loss) for the six months ended June 30, 2012 and 2011 was ($909,694) and $3,257,603, respectively. The foreign currency translation gain (/loss) for the three months ended June 30, 2012 and 2011 was ($1,779,477) and $938,039.

Use of Estimates

The preparation of the accompanying financial statements conforms with accounting principles generally accepted in the United States of America and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash of $2,613,083 consists of $1,885,412 relating to the amount in an escrow account for installments to be made on the $8,800,000 senior convertible note up to and including April 1, 2013. Installment payments have started on May 1, 2012 and will end on April 1, 2013. The current balance of $1,885,412 covers the remaining 10 installment payments ranging between $181,000 and $193,000 and with an approximate average amount of $189,000.

In addition, cash deposited as bank guarantee for national interconnection and wholesale agreements with telecom operators and bid guarantees represents $727,671.

Accounts Receivables, net

The Company’s customer base consists of geographically dispersed customers. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable on a customer by customer basis and analyzes historical bad debt, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. As of June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $546,238 and $436,546, respectively.

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

Deferred revenues consist of platform fees collected from customers. The Company recognizes revenues on the implementation fees when the platform is successfully implemented.

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

Risk-Free Interest Rate

We estimate the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the U.S. Treasury Department with a term equal to the reported rate, or derived by using both spread in intermediate term and rates, to the expected life of the award.

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

The following table summarizes fair value measurements by level at June 30, 2012 for financial assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Conversion feature	$-	$1,469,226	$-	$1,469,226
Total liabilities	$-	$1,469,226	$-	$1,469,226

We have classified the outstanding conversion feature into level II due to the fact that some inputs are not published and not easily comparable to industry peers.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets recorded at $1,809,532 as of June 30, 2012, compared with $1,522,461 as of December 31, 2011. On June 30, 2012, $820,716 of the prepaid expenses is related to prepaid Value Added Tax (“VAT”).

Note 4. Other assets

Other assets are long-term in nature and consist of a financial investment in a joint venture, long term notes receivable, deferred financing costs and long-term deposits.

Financial Investment in Joint Venture

In the fourth quarter 2011, the company acquired one third (33.33%) of equity interest of Modale BV (previously known as Elephant Security I BV), a company incorporated on 26 October 2011 in the Netherlands. For the one-third ownership we paid in 2011 a total of $314,426, comprising $7,546 in cash and $306,880 in loans to Modale BV, which is equal to what each of the other two joint venture partners provided to Modale BV. The loans mature on December 31, 2014 and carry an interest rate per annum of 7% that is accrued on a monthly basis. The investment was recorded at cost and is accounted for using the equity method.

Modale BV is deemed a related party entity since one of the other owners of Modale BV, is Elephant Security BV, a majority owned and controlled entity by QAT Investments SA, an affiliate of the company.

As of June 30, 2012, the financial investment was $237,504 comprising the above mentioned outlay of $314,426, $37,731 in a loan provided in 2011 that was previously classified under Note Receivable, $61,627 in loans provided in June 2012, increased with a total of $16,135 in accrued interest and decreased with ($192,415) for its equity share in the losses incurred by Modale BV. Ownership interest remains at 33.33%.

Note receivable

As of June 30, 2012 the Note receivable was $588,009 compared to $417,199 as of December 31, 2011. Note receivable as of June 30, 2012 comprises a number of loans provided to Morodo Ltd, from the U.K and includes accrued interest of $9,756.

The loans mature on 1 April 2013 and carry as of 1 January 2012 an interest rate of 7% per annum accrued on a monthly basis. The notes receivable are interim loans prior to the intended acquisition.

Long-term deposits

Long-term deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities all for the total amount of $640,180 as of June 30, 2012 compared with $651,930 as of December 31, 2011. The carrier deposits are refundable at the termination of the business relationship with the carriers.

Deferred financing costs

In connection with the Senior Secured Convertible Notes issued on March 29, 2012, the company incurred expenses for a total amount of $462,807 related to perfecting liens of assets, contract review fees from lawyers, registration fees for registering underlying shares and some other smaller fees. These costs will amortize during the life of the Senior Secured Convertible Loan using the effective-interest method calculation. The total current amount still to be amortized is $412,432.

Note 5. Due from related parties

Due from related parties was $1,002,153 as of June 30, 2012 as result from loans provided to Elephant Security B.V. This amount includes $19,887 of accrued interest. Elephant Security B.V. is a related party entity since it is majority owned and controlled by QAT Investments SA, an affiliate of the Company. The notes receivable are interim loans prior to the potential acquisition of Elephant Security BV.

The loans matured on June 30, 2012 and carry an interest rate of 7% per annum accrued on a monthly basis. The company is currently renegotiating the terms of these loans.

Note 6. Property and equipment

The Company’s Property & Equipment also include the capitalization of its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform;
•	CRM provisioning Software;
•	Mediation, Rating & Pricing engine;
•	ValidSoft security software applications;
•	Operations and business support software;
•	Network management tools.

Property and equipment at June 30, 2012 and December 31, 2011 consist of:

	Average Estimated	June 30,	December 31,
	Useful Lives	2012	2011
Furniture and fixtures	5	327,751	290,058
Computer, communication and network equipment	3 - 10	15,051,631	15,247,060
Software	5	4,940,623	4,752,070
Automobiles	5	95,594	98,416
Construction in progress		3,156,364	2,516,476
Total property and equipment		23,571,963	22,904,080

Less: accumulated depreciation		(10,468,737)	(9,588,393)
Total property and equipment, Net		$13,103,226	$13,315,687

Total depreciation expense for the three months ended June 30, 2012 and 2011 was $567,031 and $558,047, respectively. Total depreciation expense for the six months ended on June 30, 2012 and 2011 was $1,145,553 and $1,088,235 respectively.

Note 7. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as intellectual property held in ValidSoft which includes but is not limited to software source codes, applications, customer lists & pipeline, registration & licenses, patents, and trademarks.

Intangible assets at June 30, 2012 and December 31, 2011 consist of:

	Estimated	June 30,	December 31,
	Useful Lives	2011	2011
Customer Contracts, Licenses , Interconnect & Technology	5-10	$11,551,805	$11,480,653
ValidSoft IP & Technology	1-10	15,006,788	15,428,182
Total intangible assets		26,558,593	26,908,835

Less: Accumulated Amortization		(9,842,137)	(9,735,102)
Less: Accumulated Amortization ValidSoft IP & Technology		(5,282,357)	(4,389,534)
Total intangible assets, Net		$11,434,099	$12,784,199

Total amortization expense for the three months ended June 30, 2012 and 2011 was $657,857 and $779,728, respectively. Total amortization expense for the six months ended in June 30, 2012 and 2011 was $1,357,804 and $1,552,215 respectively.

Estimated future amortization expense related to our intangible assets is:

	2012	2013	2014	2015	2016	2017 and after
Interconnect licenses and contracts	$306,757	$585,392	$412,530	$79,834	$4,179	$-
ValidSoft IP & Technology	1,018,233	2,036,466	2,036,466	1,896,186	1,849,426	549,566
	$1,324,989	$2,621,858	$2,448,995	$1,976,020	$1,853,605	$549,566

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

The carrying value of the Company’s goodwill for the six months ended June 30, 2012 was as follows:

Goodwill	June 30,	December 31,
	2012	2011
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
End of period exchange rate translation	(371,548)	(278,862)
Total	$3,062,285	$3,154,971

Note 9. Overdraft

In 2004, Elephant Talk Ltd, a subsidiary of the Company executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of June 30, 2012, the overdraft balance, including accrued interest totaled, $330,647 compared to $312,236 as of December 31, 2011. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd. Further detail can be found in Note 21, Litigation.

Note 10. Deferred Revenue

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. They typically represent implementation fees. Deferred revenue was $140,556 and $132,467 as of June 30, 2012 and December 31, 2011, respectively.

Note 11. Accrued Expenses

As of June 30, 2012 and December 31, 2011, the accrued expenses comprised of the following:

	June 30, 2012	December 31, 2011
Accrued Selling, General & Administrative expenses	$1,394,060	$1,477,463
Accrued cost of service	687,254	562,240
Accrued taxes (including VAT)	527,345	294,689
Accrued interest payable	821,919	701,366
Other accrued expenses	327,502	-
Total accrued expenses	$3,758,081	$3,035,758

Note 12. Loans Payable

	June 30,	December 31,
	2012	2011
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$320,247	$319,764
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	254,607	254,224
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	103,861	103,704
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,604	283,177
Total	$962,319	$960,869

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

Note 13. Trade note payable

The company entered into an arrangement with a vendor for the supply of telecommunication equipment whereby extended credit terms were agreed over and above normal credit terms. The extended credit terms stipulate a repayment of the outstanding purchase price consideration over a period of 24 months starting October 2011. The trade note payable amount as of June 30, 2012 was $165,074 and it relates to the portion of this outstanding price consideration due after one year.

Note 14. 8% Senior Secured Convertible Note

On March 29, 2012, the Company issued certain senior secured convertible notes (“8% Convertible Note”) to a number of investors (“Holders”) in the principal amount of $8,800,000 with the Company whereby the Holders agreed to provide the Company with net proceeds of $7,537,193, after an $800,000 Original Issue Discount and after a deduction of $462,807 for financing costs such as various advisory fees and contract preparation fees. According to the terms, the Note will bear an interest rate of 8%, compounded annually and matures May 1, 2014. The monthly installment payments (constituting principal and interest) total $ 2,273,718 for the first year and $7,180,000 for the second year through to maturity.

Of the $8 million in gross proceeds, the amount equal to the first year installments, being $2,273,718, has been placed in escrow and is classified as restricted cash on the balance sheet and will be applied on a monthly basis for the payment of the monthly installments. The amount held in escrow will cover all necessary installments up to and including April 2013. As of June 30th, 2012 the balance in the escrow account amounts to $1,885,412 after two installments being made during Q2-2012. At the election of the Company the Company can pay the full installment amount or parts thereof in common stock at an amount equal to 90% of the average of the five lowest volume weighted average price (“VWAP”) of the common stock during the twenty (20) Trading Days immediately prior to such installment on the trading day payment date.

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

8% Senior Secured Convertible Loan Agreement Payable as of June 30, 2012:

8% Convertible Note	Short Term	Long Term	Total
8% Convertible Note	$2,454,618	$6,075,382	$8,530,000
Less:
Original Issue Discount (OID) (net of amortization)	$477,996	$222,047	$700,043
Conversion Feature (net of amortization)	$1,612,823	$749,219	$2,362,042
	$363,799	$5,104,116	$5,467,915

The remaining unamortized life of the OID and Conversion feature is approximately 22 months and total remaining amortizations until the end of the loan are $3,062,085.

The Company has identified the conversion feature in the above instruments as an embedded derivative that requires evaluation and accounting under the guidance applicable to financial derivatives.  The conversion feature is bifurcated from the host debt contract and accounted for as a liability. The conversion feature is recorded at fair value at the date of issuance and marked-to-market each reporting period with changes in fair value recorded to the Company’s statements of operations and classified into “Change fair value in conversion feature” which is part of Other income and expenses. As of March 29, 2012 (“Closing date”) the company recognized a “Fair Market Value” using a lattice model of $2,699,312 and evaluated the value of the conversion feature as per June 30, 2012 at a fair market value of $1,469,226. During 2012, the conversion feature liability was neither reduced by any conversion and redemption transactions associated with the convertible notes nor any repayment of the principal amount.

Conversion Feature valuation as per June 30, 2012:

		Conversion Feature at fair market value	Conversion Feature remaining value netted in Convertible Note Payables	Number of Outstanding Conversion Rights
At Closing March 29, 2012 (Initial Value)		$2,699,312	$2,699,312	3,371,648
Repayment of Principal		$(82,820)	$-	(103,449)
Revaluation as of June 30, 2012 (Movement only)	Gain	$(1,147,266)	$-	-
Amortization as of June 30, 2012 (Movement only)	Expense	$-	$(337,270)	-
As of June 30, 2012 (remaining balances/number)		$1,469,226	$2,362,042	3,268,199

The conversion feature associated with the Note is recorded at fair value using quoted market prices adjusted for historical volatility and future expectations of conversion that use observable market inputs including quoted market prices. We classify these instruments in Level II when quoted market prices can be corroborated utilizing observable current market prices on active exchanges.

Note 15. Loan from joint venture partner

The Company’s 51% owned subsidiary ET-UTS N.V. has received $534,181 in interest bearing (8% per annum) unsecured loans from the 49% shareholder in the joint venture, United Telecommunication Services N.V., the government owned incumbent telecom operator of Curaçao. The amount is inclusive of accumulated accrued interest. No maturity date has been fixed.

Note 16. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 111,240,995 shares of common shares issued and outstanding as of June 30, 2012, an increase of 715,766 shares since December 31, 2011, largely due to the shares issued in connection with the exercise of 595,000 warrants (of which 510,000 at $1.00 and 35,000 at $1.50); the issuance of 50,000 shares due to a double issuance of shares after a warrant exercise by our stock agent in 2011 which received board approval afterwards; 221,251 shares issued as consideration for management and board compensation; 199,515 shares issued to employees as a result of exercised employee stock options and 300,000 shares returned after a settlement agreement with a former executive officer of the Company.

The following table summarizes the shares issued for the six months ended June 30, 2012:

Computation of Full Dilution - June 30, 2012	Number of shares issued
December 31, 2011 Total number of shares issued	110,525,229
Shares issued for D&O compensation	221,251
Shares issued for warrant exercises	595,000
Shares issued for employee stock option exercises	199,515
Shares returned after settled court case/dispute with former CFO	(300,000)
June 30, 2012 Total number of shares issued	111,240,995

Reconciliation with stock transfer agent records:

The number of 111,240,995 excludes the 245,900 unreturned and the 2,558,938 escrowed contingent shares (see below). The shares issued and outstanding as per June 30, 2012 according to the stock transfer agent’s records are 114,045,833, include 2,558,938 contingent shares for the ValidSoft acquisition and include 245,900 shares which were cancelled by the Company prior to 2006. However, the 245,900 shares were not returned to the stock transfer agent and never cancelled on the Company’s records. These shares have been blocked for trading by the Stock Transfer Agent. Finally, in the above table we included the elimination of a rounding difference of two shares between the Company’s shares issued and the stock transfer agent’s records.

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

During 2011 and in the first six months 2012 the Company did not issue any shares of Preferred Stock.

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

Note 18. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of June 30, 2012, 75,000 stock options outstanding. There are remaining 600,000 shares and 14,490 stock options available for grant.

Options granted generally vest over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options consisted of the following as of June 30, 2012:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2011	75,000	$2.25	$53,441
Granted in 2012	-	$2.25	$-
Exercised	-	$2.25	$-
Cancelled/Forfeited/Returned to reserve	-	$2.25	$-
Outstanding as of June 30, 2012	75,000	$2.25	$53,441

No grants were made during the first six months of 2012. Also no exercises and or cancellations/forfeitures have occurred.

The current 75,000 outstanding options will expire in 2013 with various expiration dates.

Following is a summary of the status of options outstanding at June 30, 2012:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	75,000	1.23 years	$2.25	75,000	$2.25

At June 30, 2012, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was $0.

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

As of 2012 the company decided, in order to avoid costly separate registrations for the quarterly recurring share issues and the obligatory registration of such shares, to issue the non-cash compensation to directors and officers under this plan. During the first six months of 2012 the company issued 221,251 restricted shares to various directors and officers which were issued in conjunction with their willingness to receive their total or part of their compensation in shares of the company. Those shares are issued with a 25% discount on the 10 day average share price preceding the quarter of their relating services as per the term agreed by the compensation committee dated February 11, 2011.

On March 27, 2012 the compensation committee of the board of directors approved the issuance of 5,419,167 options and additionally authorized the CEO of the company to grant options during 2012 for a maximum number of 75,000 options per individual for future incentive shares, stock options etc. for newly hired staff and /or consultants.

As of June 30, 2012, a total of 12,787,056 stock options were outstanding under the Plan and 325,000 shares of restricted common stock together with 728,551 shares of restricted common stock had been granted under this plan. Options granted generally begin vesting over a three-year or ten-year period after grant date although options have been granted with a shorter period than three years. Options generally expire between two and ten years from date of vesting.

Common stock purchase options consisted of the following as of June 30, 2012:

	Number of Options	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2011	7,793,989	$1.78	$10,195,479
Granted in 2012	5,994,548	$2.27	$6,642,615
Exercised (with delivery of shares)	146,515	$0.98	$199,323
Forfeitures (Pre-vesting)	795,547	$2.28	$1,018,663
Expirations (Post-vesting)	29,313	$2.22	$39,998
Exchanged for cashless exercise	30,106	$1.76	$40,585
Outstanding as of June 30, 2012	12,787,056	$1.84	$15,539,525

The options granted in 2012 were granted with a weighted average exercise price of $2.27. The grant date fair market value of the options is $5,986,078.

Following is a summary of the status of options outstanding at June 30, 2012:

2008 Plan			Options outstanding			Options exercisable
Range of Exercise Prices			Total Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.60	-	$3.39	12,787,056	5.81	$1.84	4,693,247	$1.93

The weighted average assumptions used for the options granted in 2012 using the Black-Scholes options model are: expected volatility of 116%, expected option life 2.69 years (using the simplified method) and a Risk Free Interest Rate of 0.284%. The expected dividend yield is zero.

The weighted average remaining expected life of the outstanding options is not reported as our calculation method does not include an adjustment for out-of-the-money options which represent the majority of the current granted options.

At June 30, 2012 the not yet recognized expense portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $5,358,111. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate has been adjusted from 6.50% at closing 2011 to 9.13% as per closing June 2012 and the corresponding profit and loss effect has been accounted for in 2012.

Stock-Based Compensation Expense

Under the provisions of ASC 718, the Company recorded for the quarter ended June 30, 2012, $3,162,282 in stock-based compensation expense for the 2008 Long-Term Incentive Plan, management shares and shares issued for consultancy and employee compensation. For the comparable period in 2011 the expensing was $1,944,308. The comparison does not fully match as the Board and Management shares were not issued out of the 2008 Long - Term Incentive Plan but separately issued as unregistered restricted shares. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant.

Note 19. Commitments

Commitments of the Company relating to co-location, network and office rents, regulatory and interconnection fees are as follows:

Year	Office	Co-location	Interconnect	Service/Support	Network	Total
2012	$324,661	$254,174	$2,019,889	$64,520	$197,725	$2,860,969
2013	328,007	368,081	1,699,018	26,915	271,561	2,693,582
2014	234,664	246,475	63,347	-	191,719	736,205
2015	234,664	123,237	50,759	-	173,085	581,745
2016	$234,664	$-	$12,994	$-	$97,434	345,092
						$7,217,593

Note 20. Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of June 30, 2012 and December 31, 2011 were as follows:

		Noncontrolling interest Balance at
Subsidiary	Non-controlling Interest %	June 30, 2012	December 31, 2011

ETC PRS UK	49%	$9,228	$9,500
ETC PRS Netherlands	49%	123,255	126,894
ET Bahrain WLL	1%	3,759	4,382
ET ME&A FZ LLC	49.46%	37,091	37,091

Total		$173,333	$177,867

Note 21. Litigations

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

(b) Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

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

Note 22. Geographic Information

Quarter ended June 30, 2012

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$15,665,936	$82,812	$15,665,937

Identifiable assets	$35,825,355	$8,805,327	$44,630,682

Quarter ended June 30, 2011

Revenues from unaffiliated customers	$16,222,830	$76,160	$16,298,990

Identifiable assets	$47,307,939	$3,933,762	$51,241,701

Note 23. Related Party Transactions

In anticipation of a potential acquisition, the Company provided on April 2, 2012 a loan to Elephant Security BV, from the Netherlands, for the amount of $550,874 (€438,000). The loan carries an interest rate of 7% per annum and has a maturity date of June 30, 2012. Elephant Security BV is an entity that is majority owned by QAT Investments SA, a related party of the Company. The Company is currently renegotiating the terms of this loan.

On June 11 and 29, 2012 the Company entered into loan agreements with Modale BV (previously known as Elephant Security I BV), a company in which the Company holds a 33.33% ownership interest, to provide loans of $42,762 (€34,000) and $18,866 (€15,000) respectively, increased with a total accrued interest of $133. The loans carry an interest rate of 7% per annum and have a maturity date of December 31, 2012.

Note 24. Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were available to be issued:

Investment in joint venture

In anticipation of a potential acquisition, the Company provided on July 2, 2012 the company provided a loan of $44,020 to related party Modale BV (previously named Elephant Security I B.V.). The loan carries an interest rate of 7% per annum and has a maturity date of December 31, 2012.

Departure and appointment of directors

On July 9, 2012, Mr. Jacques Kerrest resigned from the Board of Directors of Elephant Talk Communications Corp. At the time of his resignation, Mr. Kerrest was the Chairman of the Audit and Finance Committee, a member of the Nominating and the Corporate Governance Committee and a member of the Compensation Committee of the company.

On July 11, 2012, the Board unanimously appointed Mr. Phil Hickman, a member of the Board of Directors, the Audit Committee and the Compensation Committee, to serve as the Chairman of the Audit Committee.

On July 27, 2012, Mr. Martin Zuurbier resigned from the Board of Directors (the “Board”) of Elephant Talk Communications Corp. (the “Company”). Mr. Zuubier will continue to serve as the Chief Technical Officer of the Company and an observer to the Board.

Mr. Zuurbier’s resignation is to ensure the Company’s compliance with the corporate governance requirement of NYSE MKT that at least a majority of directors are independent directors. Mr. Zuurbier did not resign from the Board as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Full-MVNE/MVNO Mobile Services – wholesale services and managed services to Mobile Network Operators and Virtual Network Operators.

The company enables both mobile carriers and virtual operators to offer a full suite of products, delivery platforms, and support services with superior industry expertise and high quality customer service without substantial upfront investments from clients. Elephant Talk provides global telecommunication companies, mobile network operators, banks, supermarkets, consumer product companies, media firms, and other businesses a full suite of products and services that enables them to provide a full set of telecom services as part of their business offerings. The company offers various dynamic products that include remote health care, credit card fraud prevention, mobile internet ID security, multi-country discounted phone services, loyalty management services, and a wide range of other emerging customized mobile services.

As of 2007, Elephant Talk positioned itself as an MVNE to MNOs and MVNOs offering a wide range of mobile enabling/enhancing services using sophisticated, proprietary technology that is supported by multi-country operations. The strategy is to focus on business to business, outsourcing, and partnering. Important milestones in this respect are:

•	On September 17, 2008, we signed a hosting agreement with T-Mobile in the Netherlands. T-Mobile is one of three MNOs in the Netherlands. Using the mobile network of T-Mobile, Elephant Talk connects MVNOs in the Netherlands to its own platform.

•	Beginning in June 2009, we have provided managed services to Vodafone Enabler in Spain.

•	In the course of 2010 we signed a framework hosting agreement with KPN Group Belgium NV. Elephant Talk will connect MVNOs in Belgium to its platform, making use of the mobile network of KPN in Belgium. The platform is ready for services.

•	In 2011 the company closed a contract with Zain KSA in Saudi Arabia to provide its mobile platform which is now ready for service.

•	In November 2011 we executed a mass migration of SIMs on to our platform in Spain. This live migration – without having to replace the SIM cards – was believed to be a significant achievement and milestone for the Company.

•	In February 2012 we acquired out of liquidation proceedings the assets of Ensercom, a small MVNE in Germany giving us instant footprint in the German market.

•	Following the Ensercom take-over and wholesale partner agreement with Telekom Deutschland, we signed an MVNO contract for 55,000 sims in Germany, using the network of Telekom Deutschland. In July 2012 we have activated 10,000 of these sims.

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

This integrated platform, using proprietary technologies including Out-of-Band authentication and transaction verification, Proximity Correlation Logic, Pseudo Device Theft detection and biometric voice verification, allows organizations to protect all of their customer transaction channels within a single platform. This combination of technologies provides solutions from simply detecting SIM Swap fraud through to the world’s first commercially available Four-factor authentication solution. Internet banking, M-banking, Mobile Wallet, Mobile Payments, Card-present, card-not-present, NFC, citizen online services and more are all supported through either one or more of these integrated telecommunications-based techniques. The key operational highlights:

•	In September 2011 ValidSoft and Adeptra (www.adeptra.com) form partnership to Extend Global Fraud Detection and Customer Communications. The partnership provides financial organizations with best-in-class fraud detection and prevention functionality, as well as total control over their customer communications.

•	Following a pilot project at a long-standing Adeptra client, one of the ten largest international financial institutions has now implemented the SIM Swap solution and is now in live production. The institution’s adoption of the application is another step toward securing all transaction channels, using leading edge technology and communications to benefit its customers.

•	ValidSoft successfully concluded the live-trials for a Self-Certification project to an EU Government in the area of citizen benefit payments. The proposed solution is based on ValidSoft’s own IP and specialised technology and incorporates ValidSoft’s Speaker Verification Platform, VALid-SVP™ to provide automation in the processing of citizen benefits with a view to achieving cost reduction and efficiencies. We now await a decision to be taken by the EU Government in terms of next steps, including potential deployment and timing.

•	The Company launched VALid-SVP™ (Speaker Verification Platform), a voice biometric technology to improve secure authentication.

•	ValidSoft has filed applications for three new patents in the Card Not Present fraud prevention area and the high end security area.

•	ValidSoft successfully renewed the European Privacy Seal in regards to its anti-fraud technology software, VALid-POS®, which is designed to detect and prevent card related fraud, a global multibillion dollar problem for financial institutions.

•	ValidSoft was awarded its Second European Privacy Seal for its VALid-4F™solution and continues to be the only Security Software Company in the world to be certified to the EuroPriSe standards. The European Privacy Seal certifies IT products and IT-based services privacy compliance with European data protection regulations.

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

Results of Operations

Our results of operations for the six months ended June 30, 2012, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, and ValidSoft Ltd and its subsidiaries.

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

The constant currency analysis presented within the comparison of the year-to-year results is calculated by using the average exchange rates over the six months ended June 30, 2012. The same exchange rates are used in the income statement of the six months ended June 30, 2012. The following table shows the USD equivalent of the major currencies for the six months ended June 30, 2012:

US Dollars
equivalent
Euro	$1.2972
British Pound	$1.5766

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

	Six months ended June 30,
EBITDA Adjusted	2012	2011	2011 in constant currency

Net loss	$(10,996,098)	(11,434,647)	(10,656,167)
Provision for income taxes	97,288	800	800
Depreciation and amortization	2,503,357	2,640,450	2,457,599
Stock-based compensation	3,230,728	3,167,966	3,130,325
Other income & expenses	(571,157)	(368,856)	(371,572)
Equity in earnings of unconsolidated joint venture	192,415	-	-
Adjusted EBITDA	$(5,543,467)	(5,994,287)	(5,439,015)

	Three months ended June 30,
EBITDA Adjusted	2012	2011	2011 in constant currency

Net loss	$(4,990,909)	$(6,721,423)	$(6,066,364)
Provision for income taxes	97,288	-	-
Net loss attributable to non-controlling interest	-	(80)	(80)
Depreciation and amortization	1,224,888	1,337,775	1,215,660
Stock-based compensation	1,538,982	2,037,903	2,008,209
Other income & expenses	(564,593)	(182,634)	(185,192)
Equity in earnings of unconsolidated joint venture	29,084	-	-
Adjusted EBITDA	$(2,665,260)	$(3,528,459)	$(3,027,767)

Comparison of Three and Six months Ended June 30, 2012 and December 31, 2011

This quarter the effects of the devaluation of the Euro against the US Dollar have been substantial on the financials we report.

Despite the growth in our business, which is primarily Euro-based, the financials as we report show a decrease in our revenues, following the devaluation of the euro and the requirement to report in US Dollars.

For purposes of comparison and clarification we have added ‘constant currency’ calculations below in order to remove the reporting currency effects from the revenues and results derived in the functional currencies.

Revenue

Revenue for the three months ended June 30, 2012 was $7,084,969, a decrease of $706,007 or 9.1%, compared to $7,790,976 for the three months ending June 30, 2011. The landline services revenue for the three months ended June 30, 2012 and 2011 was $4,301,249 and $6,841,551 and the mobile and security solutions revenue was $2,783,720 and $949,425 respectively.

The total revenue decrease of $706,007 was the result of an unfavorable impact of the currency translation effect of $864,958 arising from a lower US Dollar/Euro exchange rate.

Revenue for the six months ended June 30, 2012 was $15,665,937, a decrease of $633,053 or 3.9%, compared to $16,298,990 for the six months ended June 30, 2011. This decrease of $633,053 was the result of an unfavorable impact of the currency translation effect of $1,208,075 arising from a lower US Dollar/Euro exchange rate.

	Six months ended June 30,
			Constant currency
Revenue	2012	2011	2011	Variance 2012 versus 2011
Landline Services	$10,454,510	$13,838,888	$12,814,011	$(2,359,501)
Mobile & Security Solutions	5,211,427	2,460,102	2,276,904	2,934,523
Total Revenue	$15,665,937	$16,298,990	$15,090,915	$575,022

Revenue - constant currency

In constant currency, the revenue for the three months ended June 30, 2012 increased by $158,951 or 2.3% compared to the same period 2011. In constant currency, the revenue for the six months ended June 30, 2012 increased by $575,022 or 3.8% compared to the same period 2011. The increase in revenue was led by an increase of $2,934,523 (or 128.9%) in our revenues in the higher margin mobile and security solutions business, which was partially off-set by the expected continued decrease in our lower margin legacy landline business by $2,359,501 (or 18.4%).

Cost of service

Cost of service for the three months ended June 30, 2012 was $5,185,048, a decrease of $2,309,631 or 30.8%, compared to $7,494,679 for the three months ending June 30, 2011. Cost of service for the six months ended June 30, 2012 was $12,074,265, a decrease of $2,977,899 or 19.8%, compared to $15,052,164 for the six months ended June 30, 2011.This decrease is related to the decline in landline revenue. Cost of service as a percent of the total revenue was 77.1% and 92.4% for the six months ended June 30, 2012 and 2011, respectively.

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

The following tables summarize the Company’s quarterly mobile and security revenue and Elephant Talk’s total margin since 2011. Mobile and security revenue increased as a percentage of total Company revenue to 39.3% in the second quarter of 2012 from 12.2% in the prior year period.

Total margin as a percentage of total Company revenue increased to 26.8% in the second quarter of 2012 from 3.8% in the prior year period.

Mobile and Security
Quarter	Reported Revenue $ in millions	% of Total Company Revenue
Q211	0.9	12.2
Q311	1.4	18.1
Q411	1.9	23.5
Q112	2.4	28.3
Q212	2.8	39.3

Total Company Margin*
Quarter	Margin $ in millions	% of Total Company Revenue
Q211	0.3	3.8
Q311	0.8	10.3
Q411	1.5	18.0
Q112	1.7	19.7
Q212	1.9	26.8

* Revenues minus Cost of Service

Management expects cost of service to decline further as a percent of revenue as a greater proportion of future revenue is comprised of our mobile services and security solutions, which have a substantially lower cost of service than our traditional landline business.

Cost of service– constant currency

In constant currency, the cost of service for the three months ended June 30, 2012 decreased by $1,514,115 or 22.4% compared to the same period in 2011. In constant currency, the cost of service for the six months ended June 30, 2012 decreased by $1,862,473 or 13.4% compared to the same period in 2011. The decrease was primarily as a result of lower levels of revenue in our landline business and the lower cost of service associated with our mobile and security solutions business.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2012 and 2011 were $4,565,181 and $3,824,756, respectively. SG&A expenses increased $740,425, or 19.4%, in the three months ending June 30, 2012 when compared to the same period in 2011. Selling, general and administrative expense for the six months ended June 30, 2012 and 2011, were $9,135,139 and $7,241,113, respectively. SG&A expenses increased by $1,894,026, or 26.2%, in the first six months 2012 compared to the same period 2011. Higher year-over-year SG&A expenses in the second quarter of 2012 were mainly the result of a 22.2% year-over-year increase in staffing levels, largely European (mobile and security) hires, as well as higher investor relations and sales, marketing & communication related staffing and expenses.

Selling, general and administrative expenses – constant currency

In constant currency, SG&A for the three months ended June 30, 2012 increased by $1,253,413 or 38.3%, compared to the same period in 2011. In constant currency, SG&A for the six months ended June 30, 2012 increased by $2,541,947 or 38.6%, compared to the same period in 2011. The increase in expenses was mainly attributable to increased staffing levels.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the three months ended June 30, 2012 was $1,538,982, a decrease of $498,921 or 24.5%, compared to $2,037,903 for the three months ended June 30, 2011. Non-cash compensation for the six months ended June 30, 2012 and 2011 was $3,230,728 and $3,167,966, respectively. The year to date increase was of $62,762 or 2.0%.

Non-cash compensation is comprised of:

•	the stock options expenses related to the companywide 2008 Long-Term Incentive Compensation Plan;
•	expenses related to shares of common stock that were issued to directors and officers in lieu of cash compensation.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2012 was $1,224,888, a decrease of $112,887 or 8.4%, compared to $1,337,775 for the three months ended June 30, 2011. Depreciation and amortization for the six months ended June 30, 2012 and 2011, was $2,503,357 and $2,640,450 respectively. Depreciation and amortization expenses decreased by $137,093 or 5.2% in the first six months 2012 compared to the same period 2011.

Depreciation and amortization – constant currency

In constant currency, the depreciation and amortization expenses for the three months ended June 30, 2012 increased by $20,018 or 1.6% compared to the same period in 2011. In constant currency, the depreciation and amortization expenses for the six months ended June 30, 2012 increased by $45,758 or 1.9% compared to the same period in 2011.

Intangible assets impairment charge

The June 30, 2012 consolidated balance sheet includes: $11.4 million of intangible assets, net, and $3.1 million of goodwill. Management updated its analysis of intangible assets and long-lived assets as of June 30, 2012 and we determined that for the first six months 2012 no asset impairment charges are necessary.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses

Interest income for the three months ended June 30, 2012 was $174,756, an increase of $150,611 or 623.8%, compared to $24,145 for the three months ended June 30, 2011. Interest income was $279,918 and $47,131 for the six months ended June 30, 2012 and 2011. Interest income was interest received on bank balances and interest on loans to related and third parties.

Interest expense, amortization of debt discount and financing cost for the three month ended June 30, 2012 and 2011 were $836,580 and $71,511, respectively. The amount of $71,511 for the three months ended June 30, 2011 is entirely related to interest expenses, whereas the amount of $836,580 for the three months ended June 30, 2012 is composed of interest expenses in the amount of $360,639, interest expenses related to debt discount in the amount of $329,587 and of the amortization of deferred financing costs in the value of $146,354. Interest expense, amortization of debt discount and financing cost for the six month ended June 30, 2012 and 2011were $938,847 and $138,275, respectively. The $138,275 for the six months ended June 30, 2011 is entirely related to interest expenses, whereas the amount of $836,580 for the six months ended June 30, 2012 is composed of interest expenses in the amount of $451,246, interest expenses related to debt discount in the amount of $337,270 and of the amortization of deferred financing costs in the value of $150,331. Interest expenses for the three and six months ended June 30, 2012 include the interest expenses on the 8% convertible note of $175,225.

Other expense for the three months ended June 30, 2012 was $0 compared to $230,000 for the three months ending June 30, 2011. Other expense was $0 and $460,000 for the six months ended June 30, 2012 and 2011 respectively. The other income for 2011 was related to the release of an accrual for a tax provision, following a successful abatement.

Change in fair value conversion feature

The company issued an 8% convertible note on March 29, 2012. The Company has identified the conversion feature in the above instruments as an embedded derivative that requires evaluation and accounting under the guidance applicable to financial derivatives.  The conversion feature is bifurcated from the host debt contract and accounted for as a liability. The conversion feature is recorded at fair value at the date of issuance and marked-to-market each reporting period. As of March 29, 2012 (“Closing date”) the company recognized a “Fair Market Value” using a lattice model of $2,699,312 and evaluated the value of the conversion feature as per June 30, 2012 at a “Fair Market Value” of $1,469,226. During 2012, the conversion feature liability was neither reduced by any conversion and redemption transactions associated with the convertible notes nor any repayment of the principal amount. The conversion feature associated with the Note is recorded at fair value using updated quoted share prices, treasury discount rates, remaining contractual life and recalculated historical volatility by using  observable market inputs including quoted market prices.

Equity in earnings of unconsolidated joint venture

In the three and six months ended June 30, 2012, the company incurred expenses of $29,084 and $192,415, respectively, as a result of the company’s equity share in the losses of its financial investment in a joint venture.

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

We incurred a non-controlling interest charge attributable to minority shareholders’ interest for the three months ended June 30, 2012 and 2011 of $0 and $80, respectively. For the six months ended June 30, 2012 and June 30, 2011, the non-controlling interest charge was $0.

Provision for Income Taxes

Provision for income taxes for the three and six months ended June 30, 2012 was $97,288. In the ordinary course of the Company's business there are transactions where the ultimate income tax determination is uncertain, the Company believes that is has adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an additional charge to expense would result.

Net Loss

Net loss for the three months ended June 30, 2012 was $4,990,909, a decrease of $1,730,514 (or 25.7%), compared to $6,721,423 for the three months ending June 30, 2011. Net Loss was $10,996,098, a decrease of $438,549 (or 3.84%) compared to $11,424,647 for the six months ended June 30, 2012 and 2011. The decreases in loss of $1,730,514 for the three months ended June 30, 2012 and $438,549 for the six months ended June 30, 2012 were led by the decrease in the loss from operations by $1,475,007 and $525,151 for the three and six months ended June 30, 2012, as well as by the other income of $381,959 and $202,301 for the three and six months ended June 30, 2012, respectively. Moreover, the provision for income taxes, the decrease in net income attributable to non-controlling interest and the equity in earnings of unconsolidated joint venture of a total of $126,452 and $288,903 for the three and six months ended June 30, 2012 had an adverse impact on the net loss. The decrease in loss from operations was primarily driven by the increase of our Mobile & Security business.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as other comprehensive income or loss. Other comprehensive Income (Loss) for the six months ended June 30, 2012 and 2011 was ($909,694) and $3,257,603 respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the US Dollars/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of $191,124,469 as of June 30, 2012. Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements. The Company’s operations have not yet resulted in positive cash flow and accordingly, management may need to raise additional financing.  The Company anticipates that they may need substantial additional financing in the future to continue our operations.  Although we have previously been able to raise capital as needed, including our recent private placement of certain senior secured convertible notes in the principal amount of $8,800,000, such capital may not continue to be available to us at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us or our existing stockholders. If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may be required to change or delay our operations.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2012 was $4,082,457 compared to $6,031,323 in the same period 2011, a decrease of $1,948,866. This decrease is primarily attributable to working capital changes.

Investment activities

Net cash used in investment activities for six months ended June 30, 2012 was $5,347,901 a decrease of $406,969, (or 7.1%) compared to $5,754,870 in the same period 2011. The decrease was primarily attributable to a lower level of equipment and software purchases.

We advanced in the first half year of 2012 an amount of $1,011,265 as loans to a related party named Elephant Security BV from the Netherlands and $216,970 as a loan to a third party to Morodo Ltd, from the U.K. The loans are interim loans prior to the potential acquisitions.

Financing activities

Net cash received by financing activities for the six months ended June 30, 2012 was $7,894,129 compared to $13,597,666 for the six months ended June 30, 2011. In the first half year of 2012 we received a total of $8,000,000 in gross proceeds from the 8% convertible note and $742,130 from the exercise of warrants and options. After the deduction of deferred financing costs and expenses attributable to share issuances of ($459,643) the net proceeds from financing activities amounted to $7,894,129. In the second quarter of 2012 $388,358 was paid for installment payments and interest related the 8% convertible note.

As a result of the above activities, the Company had the cash and cash equivalents balance of $4,051,777 as of June 30, 2012, a net decrease in cash and cash equivalents of $1,957,799 since December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign currency exchange rate

As the vast majority of our business activities are carried out in Euros and we report our financial statements in US dollars, fluctuations in foreign currencies impact the total amount of assets and liabilities that we report for our foreign subsidiaries upon the translation of those amounts in US dollars. Since we carry out our business activities primarily in Euro’s we have not engaged in foreign currency exchange rate hedging activities for our operational activities.

However, since we concluded in the first quarter 2012 a convertible a loan agreement with gross proceeds of $8.8 million whereby we will be obliged to pay monthly interest and repayment in United States dollars, we evaluate on a regular basis if hedging is appropriate for the company. So far, this has not resulted in the company engaging in hedging activities for this particular convertible loan agreement.

Contractual obligations

The contractual obligations are presented in the Note 19, Commitments to the financial statements. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates.

The company does not recognize any risks caused by fluctuations in prices for commodity, equity (other than its own share price) or other items other than above described.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

During the reporting period, management has continued her efforts to establish a framework to improve internal controls over financial reporting, particularly as they related to the material weaknesses previously disclosed in our 2011 Annual Report on Form 10-K. We continued to commit resources to the design, implementation, documentation, and testing of our internal controls. Our management believes that these efforts have improved our internal control over financial reporting.

Under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company's internal control over financial reporting, including implementing improvements in policies and procedures.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the remediation steps and improvements made to address the material weakness in its internal control over financial reporting as described in the 2011 Annual Report.

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

(b) Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and the “Risk Factors” in our Form S-3 filed on April 26, 2012. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

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

ELEPHANT TALK COMMUNICATIONS CORP.

August 1, 2012	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

August 1, 2012	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	37

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	38

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40

