Form 10-Q/A
period 2012-06-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2012-10-16
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 2

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

Liquidity and Capital Resources

We have an accumulated deficit of $191,124,469 as of June 30, 2012. Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements. The Company’s operations have not yet resulted in positive cash flow and accordingly, management may need to raise additional financing. We estimate our short term cash used in operations to be approximately $900,000 - $ 1,000,000 per month which we intend to cover in the short term with our bank balance of $4,051,777 as of June 30, 2012 as well as an additional $500,000 to $1,000,000 during the third quarter of 2012 in working capital improvements in addition to an up to $ 2 million commitment from a related party as reported earlier in our annual report for the fiscal period ended December 31, 2011. We intend to minimise cash outflow while carefully continuing to invest in our resources and protecting our strategic assets to strengthen our position in the mobile and security industry. Lastly, the company anticipates additional revenues from existing as well as new customers in order to reduce the current use of cash. Our convertible loan repayment obligations will be covered until first quarter 2013 with the restricted cash of $ $1,885,412, we have in escrow as of June 30, 2012. The Company anticipates that they may need substantial additional financing in the future to continue our operations for the longer term.  Although we have previously been able to raise capital as needed, including our recent private placement of certain senior secured convertible notes in the principal amount of $8,800,000, such capital may not continue to be available to us at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us or our existing stockholders. If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may be required to change or delay our operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company' disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation and consistent with what was reported in the 2011 annual report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

* Previously filed. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

October 15, 2012	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer (Principal Executive Officer)

October 15, 2012	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	37

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	38

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40

