Form 10-Q
period 2012-09-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2012-11-08
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

As of October 31, 2012, there were 114,710,206 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,344,438	$6,009,576
Restricted cash	1,789,207	190,844
Accounts receivable, net of an allowance for doubtful accounts of $745,735 and $436,546 at September 30, 2012 and December 31, 2011 respectively	4,378,162	6,441,528
Prepaid expenses and other current assets	1,662,776	1,522,461
Total current assets	12,174,583	14,164,409

OTHER ASSETS	1,844,398	1,392,837

DUE FROM RELATED PARTIES	1,042,931	-

PROPERTY AND EQUIPMENT, NET	13,395,076	13,315,687

INTANGIBLE ASSETS, NET	10,971,247	12,784,199

GOODWILL	3,132,528	3,154,971

TOTAL ASSETS	$42,560,763	$44,812,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$340,135	$312,236
Accounts payable and customer deposits	5,641,109	4,490,455
Deferred Revenue	101,713	132,467
Accrued expenses and other payables	4,211,116	3,035,758
8% Convertible Note	1,631,688	-
Loans payable	962,679	960,869
Total current liabilities	12,888,440	8,931,785

LONG TERM LIABILITIES
8% Convertible Note	3,897,716	-
Conversion feature	851,623	-
Trade note payable	-	271,915
Loan from joint venture partner	544,936	513,303
Total long term liabilities	5,294,275	785,218

Total liabilities	18,182,715	9,717,003

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 111,742,350 issued and outstanding as of September 30, 2012 compared to 110,525,233 shares issued and outstanding as of December 31, 2011	222,260,303	216,188,899
Accumulated other comprehensive income (loss)	(1,458,521)	(1,143,295)
Accumulated deficit	(196,599,134)	(180,128,371)
Elephant Talk Communications Corp. stockholders' equity	24,202,648	34,917,233

NON-CONTROLLING INTEREST	175,400	177,867
Total stockholders' equity	24,378,048	35,095,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,560,763	$44,812,103

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months		For the nine months
	Period ended September 30,		Period ended September 30,
	2012	2011	2012	2011
REVENUES	$6,699,381	$7,796,936	$22,365,318	$24,095,926

COST AND OPERATING EXPENSES
Cost of service	4,603,588	6,996,525	16,677,853	22,048,689
Selling, general and administrative expenses	4,221,767	4,325,272	13,356,906	11,566,385
Non-cash compensation to officers, directors and employees	1,709,403	2,432,317	4,940,131	5,600,283
Depreciation and amortization of intangibles assets	1,263,137	1,353,450	3,766,494	3,993,900
Total cost and operating expenses	11,797,895	15,107,564	38,741,384	43,209,257

LOSS FROM OPERATIONS	(5,098,514)	(7,310,628)	(16,376,066)	(19,113,331)

OTHER INCOME (EXPENSE)
Interest income	(85,364)	74,988	194,554	122,119
Interest expense, amortization of discount and financing costs	(649,251)	(35,467)	(1,588,098)	(173,742)
Other income & (expense)	-	-	-	460,000
Change in fair value of conversion feature	617,603	-	1,847,689	-
Total other income (expense)	(117,012)	39,521	454,145	408,377

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,215,526)	(7,271,107)	(15,921,921)	(18,704,954)
Provision for income taxes	(94,887)	-	(192,175)	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(5,310,413)	(7,271,107)	(16,114,096)	(18,705,754)
Net (loss) income attributable to non-controlling interest	-	-	-	-
Equity in earnings of unconsolidated joint venture	(164,252)		(356,667)
NET LOSS	(5,474,665)	(7,271,107)	(16,470,763)	(18,705,754)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	594,468	(2,325,642)	(315,226)	931,961
	594,468	(2,325,642)	(315,226)	931,961

COMPREHENSIVE LOSS	$(4,880,197)	$(9,596,749)	$(16,785,989)	$(17,773,793)

Net loss per common share and equivalents - basic and diluted	$(0.05)	$(0.07)	$(0.15)	$(0.18)

Weighted average shares outstanding during the period - basic and diluted	111,558,485	107,842,911	111,129,222	101,492,507

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,470,763)	$(18,705,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,766,494	3,993,900
Provision for doubtful accounts	309,429	141,298
Non-cash compensation	4,923,738	5,185,493
Equity in earnings of joint venture	356,667	-
Amortization of shares issued for consultancy	-	414,790
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,728,467	(1,156,321)
Decrease (increase) in prepaid expenses, deposits and other assets	(129,937)	1,007,688
Decrease in accounts payable, proceeds from related parties and customer deposits	938,142	(1,123,577)
Increase (decrease) in deferred revenue	(35,352)	431,794
Increase (decrease) in accrued expenses and other payables	945,862	(1,488,451)
Net cash used in operating activities	(3,667,253)	(11,299,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,096,026)	(6,438,506)
Restricted cash	(1,597,168)	37
Loans to related party	(1,000,589)	-
Loans to joint venture partners	(107,618)	-
Loan to third party	(249,827)	(111,236)
Net cash used in investing activities	(5,051,228)	(6,549,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Trade note payable	-	392,590
Deferred financing costs	(543,438)	-
Proceeds from 8% convertible note, net of original issue discount	8,000,000	-
Payments on 8% convertible note installment payments and interest	(964,958)	-
Proceeds from exercise of warrants & options	969,714	25,601,365
Payments for share issue costs	(79,643)	-
Placement & solicitation fees	-	(1,027,522)
Net cash provided by financing activities	7,381,675	24,966,433

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(328,332)	1,482,698
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,665,138)	8,600,286
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	6,009,576	2,245,697
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,344,438	$10,845,983

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$348,383	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

Description of Business

Elephant Talk Communications Corp. also referred to as “we”, “us”, “Elephant Talk” and “the Company” is an international provider of mobile networking software and services. Its mission is to provide a single service fully enabling and securing the mobile cloud. In addition, the Company has traditionally been providing landline-based services.

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for September 30, 2012 and December 31, 2011 include the accounts of Elephant Talk Communications Corp., including:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries Elephant Talk Communications Luxembourg SA, Elephant Talk Communications France S.A.S., Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Elephant Talk Belgium BVBA, and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;
•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Communication Austria GmbH, Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH, Elephant Talk Communication (Europe) GmbH and the majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;
•	Elephant Talk Telecomunicação do Brasil LTDA, owned 90% by Elephant Talk Europe Holding BV and 10% by Elephant Talk Communication Holding AG;
•	Elephant Talk Europe Holding B.V.’s majority (60%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) and its majority owned (99%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. and Elephant Talk Middle East & Africa Bahrain W.L.L.;
•	its wholly-owned subsidiary Elephant Talk Limited and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC; and
•	its wholly-owned subsidiary ValidSoft Ltd and its wholly-owned subsidiaries ValidSoft (UK) Ltd and ValidSoft (Australia) Pty Ltd.
•	its wholly-owned subsidiary Elephant Talk Group International B.V., based in The Netherlands.

In the third quarter 2012, the entity VoiceBottle BV merged into its mother company Elephant Talk Europe Holding B.V. There were no restructuring charges taken as result of the merger other than immaterial fees paid to terminate the entity.

 All intercompany balances are eliminated in consolidation.

Note 2. Significant Accounting Policies

Currency Translation

The functional currency is the Euro for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to US Dollar using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters” (“ASC 830”), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss). The accumulated other comprehensive income/(loss) as of September 30, 2012 and December 31, 2011 was ($1,458,521) and ($1,143,295), respectively. The foreign currency translation gain (/loss) for the nine months ended September 30, 2012 and 2011 was ($315,226) and $931,961, respectively. The foreign currency translation gain (/loss) for the three months ended September 30, 2012 and 2011 was $594,468 and ($2,325,642).

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

Restricted Cash

Restricted cash of $1,789,207 consists of $1,308,946 relating to the amount in an escrow account for the remaining first year installments to be made on the $8,800,000 senior convertible note up to and including April 1, 2013. These first year installment payments have started on May 1, 2012 and will end on April 1, 2013. The balance as of September 30, 2012 of $1,308,946 covers the remaining 7 monthly installment payments that range between $181,000 and $190,000 (with an approximate average of $187,000). The current balance also includes some minor interest earned on the escrow account.

In addition, restricted cash includes $480,261 of cash deposited on blocked accounts as bank guarantee for national interconnection and wholesale agreements with telecom operators.

Accounts Receivables, net

The Company’s customer base consists of geographically dispersed customers. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable on a customer by customer basis and analyzes historical bad debt, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. As of September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $745,735 and $436,546, respectively.

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

Stock-based Compensation

We follow the provisions of ASC 718 “Compensation-Stock Compensation”, (“ASC 718”). Under ASC 718, stock-based awards are recorded at fair value as of the grant date and recognized as expense with an adjustment for forfeiture over the employee’s requisite service period (the vesting period, generally up to three years), which we have elected to amortize on a straight-line basis.

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

Expected Volatility

We estimate expected cumulative volatility giving consideration to the expected life of the option of the respective award, and the calculated annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the grant-date (reference period). The annual volatility is used to determine the (cumulative) volatility of our common stock (= annual volatility x SQRT (expected life)).

Forfeiture rate

The Company is using the aggregate forfeiture rate. The aggregate forfeiture rate is the ratio of pre-vesting forfeitures over the awards granted (Pre-vesting forfeitures/grants). The forfeiture discount (additional loss) is released into the profit and loss in the same period as the option vesting-date. The forfeiture rate is actualized every reporting period.

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

The following table summarizes fair value measurements by level at September 30, 2012 for financial assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Conversion feature	$-	$-	$851,623	$851,623
Total liabilities	$-	$-	$851,623	$851,623

We have classified the outstanding conversion feature into level III due to the fact that some inputs are not published and not easily comparable to industry peers.

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

Recently Issued Accounting Pronouncements

Disclosures About Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires an entity to disclose information about offsetting and related arrangements of financial instruments and derivative instruments to enable users of its financial statements to understand the effect of these arrangements on its financial position. The amendments in this accounting standard update are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this accounting standard update will have a material effect on our consolidated financial statements, but it may require certain additional disclosures.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. To be consistent with the guidance found under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, ASU 2012-02 is intended to simplify impairment testing for indefinite-lived intangible assets other than goodwill by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded indefinite-lived intangible assets other than goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the indefinite lived assets other than goodwill are deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended impairment guidance does not affect the manner in which a company estimates fair value. This new standard is effective for the Company beginning June 1, 2013.

Note 3. Prepaid expenses and other current assets

Prepaid expenses and other current assets recorded at $1,662,776 as of September 30, 2012, compared with $1,522,461 as of December 31, 2011. On September 30, 2012, $701,326 of the prepaid expenses was related to prepaid Value Added Tax (“VAT”). On December 31, 2011, prepaid VAT represented $615,596.

Note 4. Other assets

Other assets are long-term in nature and consist of a financial investment in a joint venture, long term notes receivable, deferred financing costs and long-term deposits.

Financial Investment in Joint Venture

In the fourth quarter 2011, the Company acquired one third (33.33%) of equity interest of Modale B.V. (previously known as Elephant Security I B.V.), a company incorporated on 26 October 2011 in the Netherlands. The investment was recorded at cost and is accounted for using the equity method. Modale BV was deemed a related party entity since one of the other owners of Modale B.V., is Elephant Security B.V., a majority owned and controlled entity of QAT Investments SA, an affiliate of the Company.

As of September 30, 2012, the carrying value of the financial investment was $135,599 comprising the initial investment of $7,715 and $460,332 in loans, increased by a total of $24,219 in accrued interest and decreased by ($356,667) for our equity share in the losses incurred by Modale B.V. Ownership interest remains at 33.33%. The loans mature on December 31, 2014 and carry an interest rate per annum of 7% that is accrued on a monthly basis. Even though impairment indicators, such as continued losses, are present, the Company believes at this point in time that the expected future cash flows can sustain the carrying value of the investment.

Note receivable

As of September 30, 2012 the Note receivable was $654,424 compared to $417,199 as of December 31, 2011. Note receivable as of September 30, 2012 comprises a number of loans provided to Morodo Ltd and it includes accrued interest of $27,957.

The loans mature on April 1, 2013 and carry as of January 1, 2012 an interest rate of 7% per annum accrued on a monthly basis. The notes receivable are interim loans prior to the acquisition agreement entered into on October 31, 2012. See Note 23 for further details.

Long-term deposits

Long-term deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities all for the total amount of $638,339 as of September 30, 2012 compared with $651,930 as of December 31, 2011. The carrier deposits are refundable at the termination of the business relationship with the carriers.

Deferred financing costs

In connection with the Senior Secured Convertible Notes issued on March 29, 2012, the Company incurred costs for a total amount of $544,695 related to perfecting liens of assets, contract review fees from lawyers, registration fees for registering underlying shares and some other smaller fees. These costs will amortize during the life of the Senior Secured Convertible Loan using the effective-interest method calculation. The total current amount still to be amortized is $416,036.

Note 5. Due from related parties

Due from related parties was $1,042,931 as of September 30, 2012 as result from loans provided to Elephant Security B.V. This amount includes $38,688 of accrued interest. Elephant Security B.V. is a related party entity since it is majority owned and controlled by QAT Investments SA, an affiliate of the Company. The notes receivable are interim loans prior to the potential acquisition of Elephant Security B.V. and carry an interest rate of 7% per annum accrued on a monthly basis. Even though the loans matured on June 30, 2012 the Company is still evaluating and negotiating the structure and conditions of this potential acquisition of which these loans will be an integral part.

Note 6. Property and equipment

The Company’s Property & Equipment also include the capitalization of its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform;
•	CRM provisioning Software;
•	Mediation, Rating & Pricing engine;
•	ValidSoft security software applications;
•	Operations and business support software;
•	Network management tools.

Property and equipment at September 30, 2012 and December 31, 2011 consist of:

	Average Estimated	September 30,	December 31,
	Useful Lives	2012	2011
Furniture and fixtures	5	298,263	290,058
Computer, communication and network equipment	3 - 10	15,847,551	15,247,060
Software	5	5,311,316	4,752,070
Automobiles	5	97,733	98,416
Construction in progress		3,037,156	2,516,476
Total property and equipment		24,592,019	22,904,080

Less: accumulated depreciation		(11,196,943)	(9,588,393)
Total property and equipment, Net		$13,395,076	$13,315,687

Total depreciation expense for the three months ended September 30, 2012 and 2011 was $599,446 and $583,789, respectively. Total depreciation expense for the nine months ended on September 30, 2012 and 2011 was $1,744,999 and $1,672,024 respectively.

Note 7. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as intellectual property held in ValidSoft which includes but is not limited to software source codes, applications, customer lists & pipeline, registration & licenses, patents, and trademarks.

Intangible assets at September 30, 2012 and December 31, 2011 consist of:

	Estimated	September 30,	December 31,
	Useful Lives	2011	2011
Customer Contracts, Licenses , Interconnect & Technology	5-10	$11,733,190	$11,480,653
ValidSoft IP & Technology	1-10	15,343,661	15,428,182
Total intangible assets		27,076,851	26,908,835

Less: Accumulated Amortization and impairment charges		(10,184,316)	(9,735,102)
Less: Accumulated Amortization ValidSoft IP & Technology		(5,921,288)	(4,389,534)
Total intangible assets, Net		$10,971,247	$12,784,199

Total amortization expense for the three months ended September 30, 2012 and 2011 was $663,691 and $769,661, respectively. Total amortization expense for the nine months ended in September 30, 2012 and 2011 was $2,021,495 and $2,321,876 respectively.

Estimated future amortization expense related to our intangible assets is:

	Q4 2012	2013	2014	2015	2016	2017 and after
Interconnect licenses and contracts	$146,408	$560,950	$446,681	$79,345	$4,145	$-
ValidSoft IP & Technology	518,850	2,075,399	2,011,341	1,872,792	1,826,609	542,786
	$665,258	$2,636,349	$2,458,022	$1,952,137	$1,830,754	$542,786

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

The carrying value of the Company’s goodwill for the nine months ended September 30, 2012 was as follows:

Goodwill	September 30,	December 31,
	2012	2011
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
End of period exchange rate translation	(301,305)	(278,862)
Total	$3,132,528	$3,154,971

Note 9. Overdraft

In 2004, Elephant Talk Ltd, a subsidiary of the Company executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of September 30, 2012, the overdraft balance, including accrued interest totaled, $340,135 compared to $312,236 as of December 31, 2011. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd. Further detail can be found in Note 20, Litigation.

Note 10. Deferred Revenue

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. They typically represent implementation fees. Deferred revenue was $101,713 and $132,467 as of September 30, 2012 and December 31, 2011, respectively.

Note 11. Accrued Expenses

As of September 30, 2012 and December 31, 2011, the accrued expenses comprised of the following:

	September 30,	December 31,
	2012	2011
Accrued Selling, General & Administrative expenses	$1,722,664	$1,477,463
Accrued cost of service	631,527	562,240
Accrued taxes (including VAT)	569,131	294,689
Accrued interest payable	851,176	701,366
Other accrued expenses	436,618	0
Total accrued expenses	$4,211,116	$3,035,758

Note 12.   Loans Payable

	September	December
	30, 2012	31, 2011
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$320,367	$319,764
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	254,702	254,224
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	103,899	103,704
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,710	283,177
Total	$962,679	$960,869

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

The court entered judgment in favor of Elephant Talk Communications Corp. and against the Bank on December 14, 2011, and awarded the Company $5,925 in costs. The judgment became final on February 16, 2012. We continue to accrue for these loans since our subsidiary ETL in Hong Kong, alleged by the Bank as the contractual party, may be still held liable for these loans.

Note 13. 8% Senior Secured Convertible Note

On March 29, 2012, the Company issued certain senior secured convertible notes (“8% Convertible Note” or “Notes”) to a number of investors (“Holders”) in the principal amount of $8,800,000 with the Company whereby the Holders agreed to provide the Company with net proceeds of $7,537,193, after an $800,000 Original Issue Discount and after a deduction of $462,807 for financing costs such as various advisory fees and contract preparation fees. According to the terms, the Note will bear an interest rate of 8%, compounded annually and matures May 1, 2014. The monthly installment payments (constituting principal and interest) total $2,273,718 for the first year and $7,180,000 for the second year through to maturity. During the three months ending September 30, 2012 the Company spent an additional $81,888 on financing costs, mainly incurred by legal consultants.

Of the $8 million in gross proceeds, the amount equal to the first year installments, being $2,273,718, was placed in escrow and was classified as restricted cash on the balance sheet and is applied on a monthly basis for the payment of the monthly installments. The amount deposited in escrow would cover all necessary installments up to and including April 2013. As of September 30, 2012 the balance in the escrow account amounts to $1,308,946. At the election of the Company the Company can pay the full installment amount or parts thereof in common stock at an amount equal to 90% of the average of the five lowest volume weighted average price (“VWAP”) of the common stock during the twenty (20) Trading Days immediately prior to such installment on the trading day payment date. To date, the Company has not made use of the option to pay for the interest and repayment of principal in stock.

In the first year, when the Company elects to pay a monthly installment in common stock, the equivalent cash installment amount will be released from the escrow and becomes available to the Company. The Notes are convertible at the option of the Holder into the Company’s common stock at a fixed conversion price of $2.61 (“fixed conversion price”). After a period of 12 months the Notes automatically converts at the fixed conversion price, if the shares of the Company, for any consecutive 30 days, close at or above 150% of the fixed conversion price. The Notes are secured by a first priority security interest in all of the assets of the Company.

8% Senior Secured Convertible Loan Agreement Payable as of September 30, 2012:

8% Convertible Note	Short Term	Long Term	Total

8% Convertible Note	$3,706,545	$4,418,455	$8,125,000
Less:
Original Issue Discount (OID) (net of amortization)	$474,345	$119,051	$593,396
Conversion Feature (net of amortization)	$1,600,512	$401,688	$2,002,200
	$1,631,688	$3,897,716	$5,529,404

The remaining unamortized life of the OID and conversion feature is approximately 19 months and total remaining amortizations until the end of the loan are $593,396 for the OID and $2,002,200 for the conversion feature. The current outstanding principal on the Note as of September 30, 2012 is $8,125,000.

The Company has identified the conversion feature in the above instruments as an embedded derivative that requires evaluation and accounting under the guidance applicable to financial derivatives.  The conversion feature is bifurcated from the host debt contract and accounted for as a liability. The conversion feature is recorded at fair value at the date of issuance and marked-to-market each reporting period with changes in fair value recorded to the Company’s statements of operations and classified into “Change fair value in conversion feature” which is part of Other income and expenses. As of March 29, 2012 (“Closing date”) the Company recognized a “Fair Market Value” using a lattice model of $2,699,312 and evaluated the value of the conversion feature as per September 30, 2012 at a fair market value of $851,623. During 2012, the conversion feature liability was neither reduced by any conversion and redemption transactions associated with the convertible notes nor any additional repayment of the principal amount.

Conversion Feature valuation as per September 30, 2012:
		Conversion Feature at fair market value	Conversion Feature remaining value netted in Convertible Note Payables	Number of Outstanding Conversion Rights
At Closing March 29, 2012 (Initial Value)		$2,699,312	$2,699,312	3,371,648
Repayment of Principal		$(207,049)	$-	(258,621)
YtD Revaluation as of September 30, 2012 (Movement only)	Gain	$(1,640,640)	$-	-
YtD Amortization as of September 30, 2012 (Movement only)	Expense	$-	$(697,112)	-
As of September 30, 2012 (remaining balances/number)		$851,623	$2,200,200	3,113,027

The conversion feature associated with the Note is recorded at fair value using a lattice calculation model with variables such as quoted share price, volatility, remaining term and risk free interest rate which are observable market inputs including quoted market prices. We classify this instrument in Level III as quoted market prices can be corroborated utilizing observable current market prices on active exchanges.

Note 14. Loan from joint venture partner

The Company’s 51% owned subsidiary ET-UTS N.V. has received $544,936 in interest bearing (8% per annum) unsecured loans from the 49% shareholder in the joint venture, United Telecommunication Services N.V., the government owned incumbent telecom operator of Curaçao. The amount is inclusive of accumulated accrued interest. No maturity date has been fixed.

Note 15. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 111,742,350 shares of common shares issued and outstanding as of September 30, 2012, an increase of 1,217,121 shares since December 31, 2011, largely due to the shares issued in connection with the exercise of 595,000 warrants; 442,065 shares issued to employees as a result of exercised employee stock options; 346,010 shares issued as consideration for management and board compensation, 300,000 shares returned after a settlement agreement with a former executive officer and 134,046 shares were issued for full consideration of a minor acquisition of the Company.

Reconciliation with stock transfer agent records:

The shares issued and outstanding as of September 30, 2012 according to the stock transfer agent’s records are 114,547,188. The difference in number of issued shares recognized by the Company of 111,742,350 shares is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006), 12,000 treasury shares issued under Employee benefits plan and the 2,558,938 Contingent Shares in connection with the ValidSoft acquisition which are kept in escrow.

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

During 2011 and in the first nine months 2012 the Company did not issue any shares of Preferred Stock.

Note 16. Basic and Diluted Net Loss per Share

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

Note 17. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of September 30, 2012, 75,000 stock options outstanding. There are remaining 600,000 shares and 14,490 stock options available for grant.

Current outstanding options have all vested already and generally vested over a 3 year period. Options generally expire 2 years from the date of vesting.

Common stock purchase options consisted of the following as of September 30, 2012:

	Number of shares	Average Exercise Price	Initial Fair Market Value
Options:
Outstanding as of December 31, 2011	75,000	$2.25	$53,441
Granted in 2012	0	$2.25	$0
Exercised	0	$2.25	$0
Cancelled/Forfeited/Returned to reserve	0	$2.25	$0
Outstanding as of September 30, 2012	75,000	$2.25	$53,441

No grants were made during the first nine months of 2012. Also no exercises and or cancellations/forfeitures have occurred.

The current 75,000 outstanding options, if not exercised, will expire in 2013 with various expiration dates.

Following is a summary of the status of options outstanding at September 30, 2012:

	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.25	75,000	0.98 years	$2.25	75,000	$2.25

At September 30, 2012, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was $0.

2008 Long-Term Incentive Plan

In 2008 the Company adopted an incentive plan. This incentive plan initially provided for an authorized total awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008.

In 2011 the Company filed, after approval of the shareholders, an “Amended and Restated 2008 Long-Term Incentive Compensation Plan” which increased the amount under the 2008 plan to 23,000,000 shares of common stock in order to cover future grants under this Plan.

Reconciliation of registered and available shares and/or options as of September 30, 2012:

	Nine months ended September 30, 2012	Total
Registered 2008		5,000,000
Registered 2011		18,000,000
Total Registered under this plan		23,000,000
Shares (issued to):
Consultants	-	325,000
Directors and Officers	346,010	853,310
Options exercised	412,305	922,400
Options (movements):
Issued and Outstanding	4,999,879	12,381,563
Available for grant:		8,517,727

During 2012 no shares were issued to consultants under the Plan although the Company issued a total number of 325,000 shares during the term of the plan. As of 2012 the Company decided, in order to avoid costly separate registrations for the quarterly recurring share issues and the obligatory registration of such shares, to issue the non-cash compensation to directors and officers under this plan. During the first nine months of 2012 the Company issued 346,010 shares to various directors and officers which were issued in conjunction with their willingness to receive their total or part of their compensation in shares of the Company. Those shares are issued with a 25% discount on the 10 day average share price preceding the quarter of their relating services as per the terms agreed by the compensation committee dated February 11, 2011.

During the nine months ended September 30, 2012 the total of outstanding options has increased by 4,999,879 options due to the annual grant of options and currently a total of 12,381,563 stock options are outstanding under the Plan. Currently 325,000 shares of restricted common stock have been issued to consultants, 853,310 shares of common stock had been issued towards directors and officers and another 922,400 shares were issued as a result of exercised options during the existence of this plan.

Options granted generally vest immediately or up to a three-year period after grant date. Although options have been granted with a shorter term than two years, options generally expire between two and ten years from date of grant.

Common stock purchase options consisted of the following as of September 30, 2012:

	Number of Options	Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Options:
Outstanding as of December 31, 2011	7,793,989	$1.78	$10,195,479
Additions/(deductions): (movements)
Granted in 2012	6,093,715	$2.26	$7,310,297
Forfeitures (Pre-vesting)	(801,796)	$2.28	$(1,082,815)
Expirations (Post-vesting)	(248,124)	$2.18	$(348,763)
Exchanged for Cashless exercise	(43,916)	$1.66	$(56,248)
Total Addtions/deductions	4,999,879
Exercises:
Exercised (with delivery of shares)	(412,305)	$1.01	$(386,926)
Outstanding as of September 30, 2012	12,381,563	$1.78	$15,631,024

The options granted in 2012 were granted with a weighted average exercise price of $2.26. The grant date fair market value of the options is $7,310,297.

Following is a summary of the status of options outstanding at September 30, 2012:

2008 Plan	Options outstanding			Options exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.60 - $ 3.39	12,381,563	5.62	$1.78	4,254,419	$1.97

Unvested Options		Options expected to vest
Number of options not yet vested	Forfeiture rate used in this reporting	Number of options expected to vest corrected by forfeiture rate	Unrecognized stock- based compensation expense	Weighting Average remaining contract life (of Total Options expected to vest)(in years)
8,127,144	9.11%	7,386,634	$4,546,741	5.27

Weighted average assumptions for 2012 grants:

Weighted Average Annual Volatility	81%
Weighted Average Cumulative Volatility	134%
Weighted Average Contractual Life (in years)	3.86
Weighted Average Expected Option life (in years)	2.68
Weighted Average Risk Free Interest Rate	0.456%
Dividend yield	0.000%

The weighted average assumptions used for the options granted in 2012 using the Black-Scholes options model are: expected cumulative volatility of 134% based on calculated annual volatility of 81%, contractual life of 3.86 years, expected option life of 2.68 years (using the simplified method) and a Risk Free Interest Rate of 0.456%. The expected dividend yield is zero.

At September 30, 2012 the not yet recognized expense portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $4,546,741. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate has been adjusted from 6.50% at closing 2011 to 9.11% as per closing September 2012 and the corresponding profit and loss effect has been accounted for in 2012.

Stock-Based Compensation Expense

Under the provisions of ASC 718, the Company recorded for the quarter ended September 30, 2012, $1,719,494 in stock-based compensation expense for the 2008 Long-Term Incentive Plan, consisting of shares issued to directors and officers and employee option expensing. For the comparable period in 2011 such expensing was $2,308,759. The Company recorded for the nine months ended September 30, 2012, $4,881,059 in stock-based compensation expense for the 2008 Long-Term Incentive Plan, consisting of shares issued to directors and officers and employee option expensing. For the comparable period in 2011 the expensing was $4,990,358. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant.

Stock-Based Compensation Expense	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Directors and Officers (shares)	$254,929	$379,157	$823,359	$1,127,053
Employee (options)	1,464,564	1,929,602	4,057,701	3,863,305
	$1,719,494	$2,308,759	$4,881,059	$4,990,358

Note 18. Commitments

Commitments of the Company relating to co-location, network and office rents, regulatory and interconnection fees are as follows:

Year	Office	Co- location	Interconnect	Service/Support	Network	Total
2012	$196,718	$128,616	$1,035,762	$61,358	$101,075	$1,523,529
2013	409,845	596,253	1,739,571	137,982	319,823	3,203,474
2014	239,914	251,989	64,185	0	196,009	752,097
2015	239,914	188,992	51,315	0	188,877	669,098
2016	$239,914	$0	$12,705	$0	$99,614	352,233
						$6,500,431

 Note 19. Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The subsidiaries with a positive balance of the non-controlling interests as of September 30, 2012 and December 31, 2011 were as follows:

		Noncontrolling interest Balance at
Subsidiary	Noncontrolling Interest %	September 30, 2012	December 31, 2011

ETC PRS UK	49%	$9,434	$9,500
ETC PRS Netherlands	49%	126,013	126,894
ET Bahrain WLL	1%	2,863	4,382
ET ME&A FZ LLC	49.46%	37,091	37,091

Total		$175,400	$177,867

Note 20. Litigations

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

The court entered judgment in favor of the Company and against the Bank on December 14, 2011, and awarded the Company $5,925.41 in costs. The judgment became final on February 16, 2012. We continue to accrue for these loans since our subsidiary ETL in Hong Kong, alleged by the Bank as the contractual party, may be still held liable for these loans.

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

Note 21. Geographic Information

Nine months ended September 30, 2012

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$22,239,695	$125,623	$22,365,318

Identifiable assets	$36,619,280	$5,941,483	$42,560,763

Nine months ended September 30, 2011

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$23,994,563	$101,363	$24,095,926

Identifiable assets	$40,098,878	$10,761,877	$50,860,755

Note 22. Related Party Transactions

In the third quarter 2012 the Company provided a loan of $44,841 (€35,000) to Modale B.V. (previously known as Elephant Security I B.V.), a company in which the Company holds a 33.33% ownership interest. The loan carries an interest rate of 7% per annum and has the maturity date of December 31, 2012.

Note 23. Subsequent Events

On October 31, 2012 we entered into an agreement to acquire Morodo Ltd, a company established in the United Kingdom in exchange for 250,000 shares as purchase price consideration. Morodo provides low-cost global telephony and SMS services as a downloadable App as-a-service under its Mo-Call brand within the mobile and online applications market.

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

Our Business

Elephant Talk Communications Corp. also referred to as “we”, “us”, “Elephant Talk” and “the Company” is an international provider of mobile networking software and services. Its mission is to provide a single service fully enabling and securing the mobile cloud. The Company has substantial investments of software development, infrastructure, deployment, licenses and connectivity in place, supporting its customers through a whole range of managed services.

Elephant Talk empowers Mobile Network Operators (MNOs) and Mobile Virtual Network Operators (MVNOs) by providing a cloud based mobile communications infrastructure, operating software and managed services, based mostly on Company developed and owned software. We enable these Mobile Operators and Virtual Network Operators by offering a full suite of products, delivery platforms, support services, superior industry expertise and high quality customer service without substantial upfront investment for the customer.

As a specialized outsourcing partner, we provide operating software, managed services, cloud and SaaS solutions and an integrated transaction and delivery platform to the mobile telecommunications industry globally. Our products include remote health care, credit card fraud prevention, mobile internet ID security, secure remote file access management, loyalty and transaction management services and a whole range of other emerging mobile services.

Elephant Talk can count several of the world’s leading Mobile Operators amongst their customers including Vodafone, T-Mobile and Zain, and most business efforts are focused on tier 1 operators worldwide.

A number of more recent milestones include:

•	In 2011 the company closed a contract with Zain KSA in Saudi Arabia to provide its mobile platform which is now expected to start hosting subscribers in the fourth quarter 2012.

•	In November 2011 we executed a mass migration of SIMs on to our platform in Spain. This live migration – without having to replace the SIM cards – was believed to be a significant achievement and milestone for the Company.

•	In February 2012 we acquired out of liquidation proceedings the assets of Ensercom, a small MVNE in Germany giving us instant footprint in the German market.

Earlier this year, the Company entered into mobile telecom contracts with a group of German MNVOs to provide mobile telecommunication services.  In mid of September 2012, the Company was informed that due to an evaluation of internal procedures and practices within these German MVNOs, all these mobile telecom contracts signed between the group and all external providers had been temporarily placed on hold.  As of the date of this quarterly report, there is no further update to be reported.

ValidSoft – Fraud Prevention and Security Software Solutions

ValidSoft Limited has been a wholly owned subsidiary of Elephant Talk since early 2010 and underpins our mobile/cloud security offering. ValidSoft is a thought and technology leader in providing solutions to counter electronic fraud relating to a variety of bank, card, internet and telephone channels. ValidSoft's solutions are used to verify the authenticity of both parties to a transaction (Mutual Authentication), the security of the relevant telecommunication channel used (Secure Communications), and the integrity of transactions itself (Transaction Verification) for the mass market, in a highly cost effective and secure manner while being very easy to use.

ValidSoft’s clients include leading worldwide service providers and institutions who benefit from a very substantial reduction in false positives, thereby freeing up resources to combat actual fraud, as well as a substantial elimination of the fraud itself, all in real time.

ValidSoft is currently the only security software company in the world that has been granted Privacy Seals from the European Community. Besides the two previously awarded European Privacy Seals, a third Seal was also recently awarded taking the number of privacy seals to three.

The key operational highlights:

•	In September 2011 ValidSoft and Adeptra (www.adeptra.com), now part of the FICO Corporation, formed a partnership to provide financial organizations with best-in-class fraud detection and prevention functionality, as well as total control over their customer communications.

•	Following a pilot project at a long-standing Adeptra client, one of the ten largest international financial institutions implemented the SIM Swap solution and has been in live production for several months. The institution’s adoption of the application is another step toward securing all transaction channels, using leading edge technology and communications to benefit its customers.

•	ValidSoft successfully concluded the live-trials for a Self-Certification project to an EU Government in the area of citizen benefit payments. The proposed solution is based on ValidSoft’s own IP and specialised technology and incorporates ValidSoft’s Speaker Verification Platform, VALid-SVP™ to provide automation in the processing of citizen benefits with a view to achieving cost reduction and efficiencies. We now await a decision to be taken by the EU Government in terms of next steps, including potential deployment and timing.

•	The Company launched VALid-SVP™ (Speaker Verification Platform), a voice biometric technology to improve secure authentication.

•	ValidSoft has filed applications for several new patents in the Card Not Present fraud prevention area and the high end security area.

•	ValidSoft successfully renewed the European Privacy Seal in regards to its anti-fraud technology software, VALid-POS®, which is designed to detect and prevent card related fraud, a global multibillion dollar problem for financial institutions.

•	ValidSoft was awarded its second European Privacy Seal for its VALid-4F™solution, an advanced security solution to provide multi-factor authentication, including voice biometrics.

•	ValisSoft was awarded its third European Privacy Seal for VALid-SIM, an advanced “context aware” solution to counter the growing problem of SIM Swap fraud. ValidSoft continues to be the only Security Software Company in the world to be certified to the EuroPriSe standards. The European Privacy Seal certifies IT products and IT-based services privacy compliance with European data protection regulations.

Landline network outsourcing services

In addition to the mobile based services, the Company also provides traditional landline services like Carrier Select and Carrier Pre-Select Services, Toll Free and Premium Rate Services to the business market.through our fixed line telecom infrastructure and our centrally operated and managed ET Boss and Infitel platform.

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

Results of Operations

Our results of operations for the nine months ended September 30, 2012, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding BV and its subsidiaries, and ValidSoft Ltd and its subsidiaries.

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

The constant currency analysis presented within the comparison of the nine month year-to-year results is calculated by using the average exchange rates over the nine months ended September 30, 2012. The same exchange rates are used in the income statement of the nine months ended September 30, 2012. The following table shows the USD equivalent of the major currencies for the nine months ended September 30, 2012:

US Dollars
equivalent
Euro	$1.2812
British Pound	$1.5775

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

	Nine months ended September 30,
EBITDA Adjusted	2012	2011	2011 in constant currency

Net loss	$(16,470,763)	(18,705,754)	(17,812,705)
Provision for income taxes	192,175	800	800
Depreciation and amortization	3,766,494	3,993,900	3,663,684
Stock-based compensation	4,940,131	5,600,283	5,523,024
Other income & expenses	(454,145)	(408,377)	(408,377)
Equity in earnings of unconsolidated joint venture	356,667	-	-
Adjusted EBITDA	$(7,669,441)	(9,519,148)	(9,033,574)

	Three months ended September 30,
EBITDA Adjusted	2012	2011	2011 in constant currency

Net loss	$(5,474,665)	$(7,271,107)	$(6,857,514)
Provision for income taxes	94,887	-	-
Depreciation and amortization	1,263,137	1,353,450	1,205,060
Non-cash compensation	1,709,403	2,432,317	2,397,897
Other income & expenses	117,012	(39,521)	(36,528)
Equity in earnings of unconsolidated joint venture	164,252	-	-
Adjusted EBITDA	$(2,125,974)	$(3,524,861)	$(3,291,085)

Comparison of Three and Nine months ended September 30, 2012 and September 30, 2011

As our business is primarily Euro-based, the effects of the devaluation of the Euro against the US Dollar have been substantial on the 2012 financials we report. For purposes of comparison and clarification we have added ‘constant currency’ calculations below in order to remove the reporting currency effects from the revenues and results derived in the functional currencies. Explanations for fluctuations or trends in our revenues and cost are provided principally in the ‘constant currency’ sections.

Revenue

Revenue for the three months ended September 30, 2012 was $6,699,381, a decrease of $1,097,555 or 14.1%, compared to $7,796,936 for the three months ending September 30, 2011. The landline services revenue for the three months ended September 30, 2012 and 2011 was $3,763,140 and $6,388,824, respectively, a decrease of $2,625,684. The decrease was due to two factors. The first is a decision earlier this year by a landline client to discontinue their business with us. The second is the overall global trend of communication moving away from landline towards mobile and wireless. The mobile and security solutions revenue for the three months ended September 30, 2012 was $2,936,241, an increase of $1,528,129 from $1,408,112 for the same period 2011. The increase was mainly due to increased subscriber base hosted on our platforms.

Revenue for the nine months ended September 30, 2012 was $22,365,318, a decrease of $1,730,608 or 7.2%, compared to $24,095,926 for the nine months ended September 30, 2011. This decrease of $1,730,608 was the result of an unfavorable impact of the currency translation effect of $2,130,756 arising from a lower US Dollar/Euro exchange rate.

	Nine months ended September 30,
	2012	2011
Revenues	$22,365,318	$24,095,926
Cost of service	16,677,853	22,048,689
	5,687,465	2,047,237

Mobile and security revenue increased as a percentage of total Company revenue to 43.8% in the third quarter of 2012 from 18.1% in the prior year period.

	Nine months ended September 30,
			Constant currency
Revenue	2012	2011	2011	Variance 2012 versus 2011
Landline Services	$14,217,650	$20,227,712	$18,440,459	$(4,222,809)
Mobile & Security Solutions	8,147,668	3,868,214	3,524,710	4,622,958
Total Revenue	$22,365,318	$24,095,926	$21,965,169	$400,149

Revenue - constant currency

In constant currency, the revenue for the three months ended September 30, 2012 decreased by $172,721 or 2.5% compared to the same period 2011. In constant currency, the revenue for the nine months ended September 30, 2012 increased by $400,149 or 1.8% compared to the same period 2011. The increase in revenue for the nine months ended September 30, 2012 was led by an increase of $4,622,958 (or 131.2%) in our revenues in the higher margin mobile and security solutions business following the increased subscriber base hosted on our platforms. The mobile revenue increase was however largely off-set by the expected continued decrease in our lower margin legacy landline business by $4,222,809 (or 22.9%).

Cost of service

Cost of service for the three months ended September 30, 2012 was $4,603,588, a decrease of $2,392,937 or 34.2%, compared to $6,996,525 for the three months ending September 30, 2011. Cost of service for the nine months ended September 30, 2012 was $16,677,853, a decrease of $5,370,836 or 24.4%, compared to $22,048,689 for the nine months ended September 30, 2011. This decrease is related to the decline in landline revenue. Cost of service as a percentage of the total revenue was 74.6% and 91.5% for the nine months ended September 30, 2012 and 2011, respectively.

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

Management expects cost of service to decline further as a percentage of revenue as a greater proportion of future revenue is comprised of our mobile services and security solutions, which have a substantially lower cost of service than our traditional landline business.

Cost of service– constant currency

In constant currency, the cost of service for the three months ended September 30, 2012 decreased by $1,584,034 or 25.6% compared to the same period in 2011. In constant currency, the cost of service for the nine months ended September 30, 2012 decreased by $3,422,919 or 17.0% compared to the same period in 2011. The decrease was primarily as a result of lower levels of revenue in our landline business and the lower cost of service associated with our mobile and security solutions business.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2012 and 2011 were $4,221,767 and $4,325,272, respectively, a decreased $103,505 (or 2.4%). Selling, general and administrative expense for the nine months ended September 30, 2012 and 2011, were $13,356,906 and $11,566,385, respectively. SG&A expenses increased by $1,790,521 (or 15.5%) in the first nine months 2012 compared to the same period 2011.

Selling, general and administrative expenses – constant currency

In constant currency, SG&A for the three months ended September 30, 2012 increased by $246,202 (or 6.2%), compared to the same period in 2011 due to higher staffing levels. In constant currency, SG&A for the nine months ended September 30, 2012 increased by $2,458,935 (or 22.6%), compared to the same period in 2011. Higher year-over-year SG&A for expenses in the nine months September 30, 2012 were mainly the result of an 18.6% year-over-year increase in staffing levels, largely European MNO operational support and commercial support staff, as well as higher investor relations and sales, marketing & communication related staffing and expenses.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the three months ended September 30, 2012 was $1,709,403, a decrease of $722,914 or 29.7%, compared to $2,432,317 for the three months ended September 30, 2011. Non-cash compensation for the nine months ended September 30, 2012 and 2011 was $4,940,131 and $5,600,283, respectively. The decrease in the nine months ended September 2012 was of $660,152 (or 11.8%) compared to the same period 2011. The decreases are caused by a number of factors such as lower non-cash compensation for board and management, board and management composition and reduced contractual terms of options granted under the company incentive scheme resulting in a lower fair market value of the options granted

Non-cash compensation is comprised of:

•	the stock options expenses related to the companywide 2008 Long-Term Incentive Compensation Plan;
•	expenses related to shares of common stock that were issued to directors and officers in lieu of cash compensation.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2012 was $1,263,137, a decrease of $90,313 (or 6.7%), compared to $1,353,450 for the three months ended September 30, 2011. Depreciation and amortization for the nine months ended September 30, 2012 and 2011, was $3,766,494 and $3,993,900 respectively. Depreciation and amortization expenses decreased by $227,406 (or 5.7%) in the first nine months 2012 compared to the same period 2011.

Depreciation and amortization – constant currency

In constant currency, the depreciation and amortization expenses for the three months ended September 30, 2012 decreased by $58,077 (or 4.8%) compared to the same period in 2011. In constant currency, the depreciation and amortization expenses for the nine months ended September 30, 2012 decreased by $102,810 (or 2.8%) compared to the same period in 2011. The decreases are caused by reduced amortization expenses following certain intangible assets being fully amortized.

Intangible assets impairment charge

The September 30, 2012 consolidated balance sheet includes: $11.0 million of intangible assets, net, and $3.1 million of goodwill. Management updated its analysis of intangible assets and long-lived assets as of September 30, 2012 and we determined that for the first nine months 2012 no asset impairment charges are necessary.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses

Interest income for the three months ended September 30, 2012 was ($85,364), consisting of $53,935 interest income for the period and an adjustment of ($139,299) related to previously reported periods. Interest income for the three months ended September 30, 2011 was $74,988. The adjustment follows an overstatement of both interest income ($139,299) as well as interest expense in prior periods in 2012 resulting from certain intercompany interest charges that were not eliminated. A similar adjustment (in opposite direction) was made in interest expense ($139,288) for the three months ended September 2012.  Interest income was $194,554 and $122,119 for the nine months ended September 30, 2012 and 2011. Interest income was interest received on bank balances and interest on loans provided to related and third parties.

Interest expense, amortization of debt discount and financing cost for the three months ended September 30, 2012 and 2011 were $649,251 and $35,467, respectively. The amount of $35,467 for the three months ended September 30, 2011 is entirely related to interest expenses, whereas the amount of $649,251 for the three months ended September 30, 2012 is composed of interest expenses in the amount of $104,477, interest expenses related to debt discount in the amount of $359,842 and of the amortization of deferred financing costs in the amount of $184,932. Interest expense, amortization of debt discount and financing cost for the nine months ended September 30, 2012 and 2011were $1,588,098 and $173,742, respectively. The $173,742 for the nine months ended September 30, 2011 is entirely related to interest expenses, whereas the amount of $1,588,098 for the nine months ended September 30, 2012 is composed of interest expenses in the amount of $555,723, interest expenses related to debt discount in the amount of $697,112 and of the amortization of deferred financing costs in the amount of $335,263. Interest expenses for the three and nine months ended September 30, 2012 include the interest expenses on the 8% convertible note of $168,867 and 344,092, respectively.

Other income was $0 and $460,000 for the nine months ended September 30, 2012 and 2011 respectively. The other income for 2011 was related to the release of an accrual for a tax provision, following a successful abatement.

Change in fair value conversion feature

In the three and nine months ended September 30, 2012, the income related to the fair value changes of the conversion feature of the convertible notes was $617,603 and $1,847,689, respectively, compared to $0 in the first three and nine months 2011.

Equity in earnings of unconsolidated joint venture

In the three and nine months ended September 30, 2012, the Company incurred expenses of $164,252 and $356,667, respectively, as a result of the Company’s equity share in the losses of its financial investment in a joint venture.

Provision for Income Taxes

Provision for income taxes for the three and nine months ended September 30, 2012 was $94,887 and $192,175, respectively. In the ordinary course of the Company's business there are transactions where the ultimate income tax determination is uncertain, the Company believes that is has adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an additional charge to expense would result.

Net Loss

Net loss for the three months ended September 30, 2012 was $5,474,665, a decrease of $1,796,442 (or 24.7%), compared to $7,271,107 for the three months ending September 30, 2011. Net Loss was $16,470,763, a decrease of $2,234,991 (or 11.9%) compared to $18,705,754 for the nine months ended September 30, 2012 and 2011. The decreases in loss of $1,796,442 for the three months ended September 30, 2012 and $2,234,991 for the nine months ended September 30, 2012 were led by the decrease in the loss from operations by $2,212,114 and $2,737,265 for the three and nine months ended September 30, 2012. Loss from operations reduced because of increased revenues from our higher margin mobile and security business combined with a reduced non-cash compensation expenses.

Both the provision for income taxes of $94,887 and $192,175 for the three and nine months ended September 30, 2012 and the equity in earnings of unconsolidated joint venture for the three and nine months ended September 30, 2012 of ($164,252) and ($356,667), respectively, had an adverse impact on the net loss. The change in income/(expense) of ($156,533) for the three months ended September 30, 2012 had a negative impact on the net loss of the third quarter 2012, while the increase of $45,768 in other income for nine months ended September 30, 2012 had a positive effect on the net loss for the nine months ended September 30, 2012. The decrease in loss from operations was primarily driven by the increase of our Mobile & Security business.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as other comprehensive income or loss. Other comprehensive Income (Loss) for the nine months ended September 30, 2012 and 2011 was ($315,226) and $931,961, respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the US Dollars/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of $196,599,134 as of September 30, 2012. Historically, we have relied on a combination of debt and equity financings to fund our ongoing cash requirements. The Company’s operations have not yet resulted in positive cash flow and accordingly, management may need to raise additional financing. In the third quarter we had an operational cash burn rate of between $900,000 and $600,000 per month, excluding working capital changes. We estimate our short term cash requirements including working capital requirements, losses and capital expenditures to be on average approximately $1,000,000 per month which we intend to cover using cash on hand of $4,344,438 at September 30, 2012, substantial additional revenues and margins and a commitment of up to $2 million from QAT Investments SA, an affiliate of the Company. We intend to monitor and reduce where necessary cash outflow by delaying capital expenditures and carefully use our resources and protect our strategic assets in order to strengthen our position in the mobile and security services industry. Lastly, our first twelve months convertible loan repayment obligations will be covered through the first quarter of 2013 using the restricted cash balance of $1,308,946 as described in Note 2 to these financial statements.

The Company anticipates that they may need additional financing to continue our operations for the longer term.  Although we have previously been able to raise capital as needed, including our recent private placement of certain senior secured convertible notes in the principal amount of $8,800,000, such capital may not continue to be available to us at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us or our existing stockholders. If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may be required to change or delay our operations.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $3,667,253 compared to $11,299,140 in the same period 2011, a decrease of $7,631,887. This decrease is primarily attributable to improvements in working capital due to tighter cash management and cost control, as well as to the lower net loss.

Investment activities

Net cash used in investment activities for the nine months ended September 30, 2012 was $5,051,228 a decrease of $1,498,477, (or 22.9%) compared to $6,549,705 in the same period 2011. The decrease was attributable to a lower level of purchases of property and equipment by $4,342,480, which was partly offset by the increase in loans to the third party Morodo Ltd. by $138,591, change in restricted cash by $1,597,205, as well as by loans to joint venture partner Modale B.V. (previously known as Elephant Security I B.V.) of $107,618 and by the loan to the related party Elephant Security B.V. of $1,000,589.

Financing activities

Net cash received by financing activities for the nine months ended September 30, 2012 was $7,381,675 compared to $24,966,433 for the nine months ended September 30, 2011. In the first nine months of 2012 we received a total of $8,000,000 in gross proceeds from the 8% convertible note and $969,714 from the exercise of warrants and options. After the deduction of deferred financing costs and expenses attributable to share issuances of ($623,081) the net proceeds from financing activities amounted to $8,346,633. In the first nine months of 2012 $964,958 was paid for installment payments and interest related the 8% convertible note.

As a result of the above activities, the Company had the cash and cash equivalents balance of $4,344,438 as of September 30, 2012, a net decrease in cash and cash equivalents of $1,665,138 since December 31, 2011.

Off- Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Contractual obligations

The contractual obligations are presented in the Note 18, Commitments to the financial statements. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates.

The company does not recognize any risks caused by fluctuations in prices for commodity, equity (other than its own share price) or other items other than above described.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company' disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation and consistent with what was reported in the 2011 annual report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the reporting period, management has continued their efforts to establish a framework to improve internal controls over financial reporting, particularly as they related to the material weaknesses previously disclosed in our 2011 Annual Report on Form 10-K. We continued to commit resources to the design, implementation, documentation, and testing of our internal controls. Our management believes that these efforts have improved our internal control over financial reporting.

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

The court entered judgment in favor of the Company and against the Bank on December 14, 2011, and awarded the Company $5,925.41 in costs. The judgment became final on February 16, 2012. We continue to accrue for these loans since our subsidiary ETL in Hong Kong, alleged by the Bank as the contractual party, may be still held liable for these loans.

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

ELEPHANT TALK COMMUNICATIONS CORP.

November 8, 2012	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2012	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

