Form 10-K
period 2012-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2013-04-02
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $192 million based on the closing sale price of the Company’s common stock on such date of U.S. $1.68 per share, as reported by the NYSE MKT.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 22, 2013 there were 116,141,958 shares of common stock outstanding.

Documents incorporated by reference: None.

Elephant Talk Communications Corp.

Form 10-K

For the fiscal year ended December 31, 2012

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

ITEM 1.  DESCRIPTION OF BUSINESS

Business overview

As a mobile Software Defined Network Architecture (Software DNA™) vendor Elephant Talk Communications Corp. and its subsidiaries (also referred to as “we”, “Elephant Talk”, “ET” and “the Company”) provide a one stop solution for a full suite of mobile, fixed and convergent telecommunications software services. We also provide layered security services for mission critical applications in the cloud, through our wholly owned subsidiary, ValidSoft Ltd.

Our Company has developed over the last decade, mainly ‘in-house’, a comprehensive Mobile Enabling Platform, capable of hosting an integrated IT/BackOffice and Core Network for Mobile Network Operators (MNO’s) and Mobile Virtual Network Operators (MVNO’s), Enablers (MVNE’s) and Aggregators (MVNA’s) on a fully outsourced basis. Our mobile enabling platform is either made available as an on premise solution or as a fully hosted service in ‘the cloud’, depending on the individual needs of our MNO and MVNO/MVNE/MVNA partners. Our mobile security services supply telecommunications-based multi-factor mutual authentication, identity and transaction verification solutions for all electronic transaction channels. This integrated suite of security services provides mission critical applications in the cloud to customers in industries such as financial services, government benefits, and insurance, as well as electronic medical record providers and mobile network operators. Our company provides customers the means to effectively combat a variety of electronic fraud while at the same time protecting consumer privacy.

Overall business strategy

The core of our business strategy is developing, or acquiring and maintaining, preferably ring-fenced and company-owned software technologies in the field of communication management, cloud based applications and security concepts, positioning ourselves to be the preferred global outsourcing partner for these types of managed services. Thereby we focus on managing and securing the (mobile) cloud for any relevant mission critical application, and more specifically in the following areas, whereby each area may be addressed by a separately managed, majority owned operating entity, coordinated through our listed holding company:

•	Comprehensive mobile platform services;
•	Electronic transaction support services, e.g. for the financial services industry;
•	Secure cloud access services, e.g. for electronic medical record providers;
•	Cloud transaction infrastructure and execution services, e.g. for international remittances.

Execution and operational focus of ET business strategy

Management’s attention is fully dedicated to the scalability of our platform, excellence in our operations, and the build-out of our sales, marketing & service/support organization. Our geographical strategic focus is thereby for the time being mostly aimed at Europe, the Middle East & Africa, and the Americas, usually with the support of local partners in each of those (sub)regions. Next to platforms servicing the Netherlands, Belgium and Germany, the company focuses to build out its existing MVNO outsourcing platforms in Spain and Saudi Arabia and the recently contracted MNO outsourcing platform in a major Latin American country. This latter platform will have an initial capacity to host 10m subscribers but over time will have the dimensions to grow to a 20m subscriber platform.

Since electronic fraud within financial services amounts to a cost of more than $200 billion a year in the US alone, our security services for mission critical applications in the cloud are of major interest to banks, credit card companies and the public sector. The growing importance and awareness of customer’s privacy and data protection is putting additional pressures on those industries to look for fully compliant solutions. In response to these challenges, ValidSoft is regarded as one of the few providers offering security applications of the highest standards in a highly competitive environment. ValidSoft has not only been rewarded with three Privacy Seals (EuroPrise) but has also been selected by major financial institutions to provide its mission critical applications.

Global developments in telecommunications industries

A number of relevant factors in the converging global telecommunications industries, combined with consumers and businesses increasing adoption of mobile and wireless based applications, drive our investments and services. We believe the mobile phone and tablet will become the channel of choice for consumers and will ultimately be the (handheld) device chosen by consumers and businesses to best bring personalized, contextual and time-wise relevant services such as:

☐	Mobile banking

☐	Telemedicine

☐	Location based services

☐	Use of near field communications for cashless payments, couponing, cashless tickets, vending machine payments, grocery store payments

☐	Credit card applications

☐	Communities; social, entertainment and loyalty

☐	Customer profiling and data mining to support one-on-one marketing

☐	Security and trust sensitive applications; the mobile phone as authenticator.

MNO telecommunications markets

On a global scale there are currently more than 800 Mobile Network Operators. Over the next couple of years we expect as many new entrants will start offering mobile broadband services as well. As Elephant Talk’s SDN Platform is currently able to service up to 20m customers, we are positioned to service almost all existing MNO’s, except the twenty to thirty largest mobile operations. Therefore our market would now address the vast majority of the existing and new entrant MNO’s. Over time, with the capacity of the platform being expanded and functionality extended, ET should be able to cover the requirements of the whole of both markets. As all these MNO’s face the same basic issue with their legacy systems in a rapidly and deeply changing market, ultimately all will need to look for alternatives, typically in the form of an integrated solution like the one Elephant Talk has spent years building and currently offers. Currently we service six MNOs in six different countries.

Looking for an integrated solution is underlain by the fast growing demand for data services as well as by increasing competitive and regulatory pressure. Most MNO’s are confronted with the contradiction of an increasing cost base, and slipping ARPU (Average Revenue Per User) and margins.

Therefore MNO’s have to look at rationalizing their cost base and try to do so by streamlining the way they conduct business within their three main areas of operation:

•	RAN (Radio Access Network) and Core Network: as all vendors in this domain have access to exactly the same patent pools, driven by standardization of technologies, each vendor provides more or less interchangeable products and services. Therefore MNO’s can relatively easily outsource this part of their operation to one or a combination of vendors.

•	Sales, Marketing, Distribution and Channel Management: most MNO’s are trying to rationalize this part of their business, mostly by recognizing the fact that one single brand usually cannot fit all specific market demand in all market segments. Therefore MNO’s are nowadays launching second brands, co-branding with well-established consumer brands, and are partnering with a variety of channel partners, thereby also contracting a whole range of third parties that may for example operate as Mobile Virtual Network Operators.

•	Service Control, Real-time Rating, Billing and IT/Back Office: the third major area of operations concerns all hardware and software that is required to effectively manage, deploy, support, bill and collect payment for any specific service, to both wholesale as well as to individual customers. In this domain there are few standards, and there are basically no overall patent pools to which vendors and suppliers have common access. Literally thousands of suppliers, many regional or even locally based, are offering their services is these domains, mostly aimed at a very specific and limited part of the overall required solution. Due to this fragmentation, most MNO’s currently have dozens of (competing and deliberately not cooperating) suppliers covering this vast domain. Due to the absence of coordination, the subsequent lack of overall design, and de-facto interfacing and processing standards, virtually all MNO’s nowadays have 20 to 40 different operating and mediation platforms in their IT/Back Office. These platforms seldom communicate properly between each other and thus operate as dozens of isolated silos. This greatly undermines any management capability and service provisioning flexibility needed by MNO´s to address a fast changing market. In the meantime costs proliferate due to these complex structures and interdependencies. As each of these vendors and suppliers usually retains source code on their own solution (thereby preventing any competitor from controlling their software and equipment) it becomes virtually impossible for the MNO to fully outsource this whole area to a single vendor or supplier. Some MNO’s have tried to relieve their management and performance headaches by outsourcing management of the whole or parts of their IT/Back Office systems to large system integrators like IBM, Accenture, Cap Gemini or Atos Origin, to name a few. This of course does not solve the underlying source of the problem. Instead it generally just displaces the issue, usually at a steep cost. Elephant Talk´s management believes ET is the only company that can fulfill all of these requirements through a single platform solution, thereby encompassing the overall needs of an MNO in this domain; ET is therefore well positioned to become the outsourcing partner of choice for a growing number of MNO’s that want to combine a highly flexible, integrated and low cost outsourced solution resulting in higher Service Level standards as measured through Key Performance Indicators.

All the existing MNO’s together with the new entrants will soon have to manage over 10B handset and mobile broadband connections, next to the anticipated 50+B so called Internet of Things (Machine2Machine or M2M), providing a huge addressable market for Elephant Talk.

MVNO telecommunications markets

By Informa[1]

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

By Ovum[2]

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

Established MVNO markets

In Western Europe, the fastest-growing MVNO markets are Germany, France, Italy, Spain, and the Netherlands. Germany and the Netherlands have been the largest MVNO markets (in terms of the number of MVNO’s) for many years, and this is not expected to change over the forecast period, especially as both markets are regarded as good testing grounds for MVNO’s looking to trial new business models. Due to aggressive pricing from MNO’s to avoid losing market share, there is substantial pressure on these MVNO markets. In due course only larger, established MVNO’s may survive, next to fast growing niche players who can avoid relatively high levels of churn and the corresponding higher customer acquisition cost. This market development is the main reason why Elephant Talk is now focusing more and more on the MNO outsourcing market.

Emerging markets warming to MVNO’s

While currently there are very few MVNO’s in emerging markets, more markets are expected to introduce MVNO’s over the forecast period. MVNO’s are expected to move into markets in Brazil, Chile, Central America and other countries in Latin America. Turkey, the Middle East, India, Pakistan, and Vietnam in Asia-Pacific. Markets such as Africa and India present an attractive opportunity for MVNO’s, but there are still a number of obstacles impacting MVNO development in these markets including a lack of cooperation from MNO’s and a lack of regulation to facilitate new MVNO entrants. Therefore, we expect the majority of new MVNO markets to be relatively small and have limited impact on global MVNO connections and revenues. If changes in regulation are imminent, such as in Saudi Arabia, market conditions can rapidly improve.

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

MVNO’s have explored numerous segments

MVNO’s have been in operation for over a decade, and in this time it has become clear which business models have been successful and which have been failures. “Tried and tested” MVNO business models include targeting low-spending customers by offering no-frills domestic and international mobile services, and targeting businesses and households by offering mobile and fixed service bundles. MVNO’s have also had success in other niche segments, such as focusing on the wealthy, charities, or offering gender-specific services. All of these models have proven lucrative for MVNO’s and have presented them with good opportunities in most markets. However, while targeting the right segment is extremely important for MVNO’s, their success is also dependent on market conditions, competition, and execution.

______________________________

[1] Extract Global MVNO Forecast to 2015, © 2011 Informa Telecom & Media, Publication Date 22 March 2011

[2] Reference Code: OVUM052659, Publication Date: 31 August 2010

Global developments in electronic payments and card fraud

The solutions from Validsoft are targeted to combat electronic fraud and false positives across card, internet and telephone channels. Card fraud in the US is estimated to cost financial services around $100 billion per annum (card present and card not present) and $250 billion per annum globally with the telephone channel and other fraud methods accounting for additional fraud and associated cost of $80 billion per annum. The total cost is around $330 billion per annum1. Through the ValidSoft technology the extent of this endemic problem can be reduced through tackling the direct impact of fraud, reducing operating costs and improving the customer experience. These solutions also provide an environment which allows banks and other institutions to automate manual process safely and securely.

We believe the ValidSoft solutions can enable significant cost reduction potential for financial institutions around the world that experience costs associated with fraud losses, false positives and administration in connection with credit and debit card transactions. ValidSoft has successfully completed trials with four major retail banks and has entered into a strategic partnering agreement with Adeptra in late 2011 for its solutions relating to SIM Swap fraud protection, card fraud and false positive prevention, and strong authentication. Adeptra has an enviable commercial relationship with the largest worldwide issuing banks, and the acquisition of Adeptra by FICO opens up a target market of over 5,000 institutions worldwide. As a result, Adeptra has been pressing ahead with the integration of the ValidSoft solutions into its client base and has secured additional contracts with a leading UK bank for the provision of the ValidSoft SIM Swap technology and VALid-POS technology, with other key UK bank contracts in the pipeline. ValidSoft was recently awarded its third European Privacy Seal from EuroPrise[1], underscoring the prudent set-up of its systems as to privacy matters.

Technological execution of our strategy

Elephant Talk is believed to be the only managed services vendor that offers a fully integrated OSS/BSS/Core Software Defined Network platform, providing end-to-end solutions. As Gartner Analysts stated in 2012: “it will be the platforms, the middleware connecting and managing devices, users and applications throughout the cloud/networks, which will drive digital innovation for at least the next decade.”

As platform elements move away from specific hardware to software we are well positioned as we own most of the required software: Elephant Talk can both deeply integrate such software and follow any future market price erosion as investments have already been mostly expensed. ValidSoft has a growing portfolio of Intellectual Property on the crossroads of turning raw cloud/network data and capabilities into real-time, contextual management decision info, uniquely supported by Privacy Seals. Again according to the same Gartner 2012 analysis: “cloud security is the ’mother’ of all mission critical applications, and will be the ultimate driver of cloud adoption.” With these network/cloud based in-house security capabilities, ET is expected to lead the next wave of platform USP’s: fully integrated (mobile) cloud management and security solutions.

Our Company’s focus on feasible business opportunities is leading us in the execution of our market-strategy. Elephant Talk has been building a full MNO outsourcing platform for the last six years and it has provided telecommunication managed services for a decade. In the last few years we have worked with our partner/customer Vodafone to enhance our platform, that has created our integrated solution today.

Our company covers over a dozen high-tech hardware and an increasing number of software domains. It has both capability and credibility to operate core network and core business IT on the behalf of Mobile Network Operators. This capability is the core of our business strategy today. We perceive a genuine acceptability for Mobile Operators as a Neutral Vendor, illustrated by the fact that the ET Outsourcing Model has been validated by MNO’s like Vodafone.

The ET Outsourcing Model more specifically and detailed, includes service design and control, API design and control, Intelligent Networking, testing, provisioning, switching, real-time dynamic rating & pre/postpaid billing and customer care, call center support, reporting, managing self-care web environments, change management in active systems, SIM Management, (Data) Session Control Management, Voucher Management, Mobile Marketing systems, (Mobile) Payment Systems, Real Time Credit Checking Systems, Interactive Voice Response Systems, Voicemail Systems, Trouble Ticketing Systems, Device Management Systems, Mass Customer Migrations, life cycle management, database hardware and software, large scale real-time processing, and integrating, provisioning, managing and maintaining all the specific core network elements like MSC, SMSC, MMSC, USSDGW, HLR/HSS, IN-SCP, SGSN, GGSN, GMSC, VLR, OTA, etc.

_______________________________

1 Javelin Research; Gartner Research; Nilson Report (2010)

[1] EuroPriSe is an initiative led by the Unabhaengiges Landeszentrum fuer Datenschutz (“ULD”, Independent Centre for Privacy Protection), Germany. EuroPriSe was funded with 1.3 million Euro by the European Commission's eTEN program. The EuroPriSe project consortium led by ULD included partners from eight European countries: the data protection authorities from Madrid (Agencia deProteccion de Datos de la Communidad de Madrid, APDCM), and France (Commission Nationale de l'Informatique et de Libertes, CNIL), the Austrian Academy of Science, London Metropolitan University from the UK, Borking Consultancy from the Netherlands, Ernst and Young AB from Sweden, TUeV Informationstechnik GmbH from Germany, and VaF s.r.o. from Slovakia.   http://www.european-privacy-seal.eu/

Our ownership of the source code of most of the key software elements is a must for the extreme flexibility needed and to stay pricing-wise competitive.. Elephant Talk owns key components such as service control/Intelligent Network, Rating and Charging of usage and events, data model, provisioning and CRM/Back-Office as well as most Middleware and protocols stacks. source code access is an absolute requirement to facilitate a deeply embedded, single platform. Elephant Talk uses its own Research and Development department to develop and maintain the different components of the overall solution (IN, Rating, Back-Office, API/CRM/Provisioning, Protocols, Voice Mail & IVR, etc.).

Previously we stated that our security services for mission critical applications in the cloud are of major interest to banks, credit card companies, governments and the public sector as a whole. The growing importance and awareness of safeguarding customer’s privacy and data protection is putting additional pressures on those industries to look for fully compliant solutions. ValidSoft provides strong authentication and transaction verification capabilities, which allow organizations to quickly implement solutions that protect against the latest forms of credit and debit card fraud, on-line transaction and identity theft. ValidSoft’s advanced proprietary software combined with what we believe is a superior telecommunication platform creates a leading electronic fraud prevention total solution.

In that market context we developed a portfolio of security services on a thorough foundation of Intellectual Property (patents pending, core patent granted) and very specific operating models required to obtain and maintain Privacy Seals. Moreover, we have our own technology capable of delivering Five Factor authentication solutions. We are regarded as Industry Thought Leaders in countering electronic fraud and trusted partner to leading global Regulatory Authorities. The ValidSoft Security Models are thoroughly reviewed by Royal Holloway University of London. Currently, ValidSoft serves 4 customers in 2. countries.

Market entry strategy US Cloud Security Services

Currently mainly active in Europe, the US market offers ValidSoft a substantial opportunity for deployment of its solutions as well. The US is, at this moment, the largest market in the world, and also the largest non-EMV compliant country in the world. EMV (Europay, MasterCard, Visa) initiative is an electronic authentication system for Card Present transactions. The US has not deployed EMV yet, although it is slated for deployment in 2015. Many questions remain concerning deployment of EMV in the US, not least the cost involved and the implications of EMV on the current payments infrastructure. Also, in countries where EMV has been deployed, whilst there has been a decrease in Card Present fraud, Card Not Present,e.g. internet fraud, has risen significantly. These conditions give rise to significant opportunities for deployment of ValidSoft solutions and consequently the US remains a strategic target. We have received recognition for our solutions and in fact, have been awarded a contract, not yet executed and therefore cannot yet be named, with a leading financial services institution for our multi-factor VALid security solution (Authentication & Transaction Verification, including Voice Biometrics). This represents our first strategic step in the US.

Our internal synergy

All the services we offer are related to intensive and/or critical transaction management, in a variety of business operations that match the different industries we serve. Still, all those transactions are based on the leverage of customer information and transactions. Our business proposition is to enable the cross-leverage of that information across the various industries and business models, enabled by our proprietary advanced technologies that allow for real-time processing of that information. Real-time decision support is a clear example of the business benefit that technology allows – behavioral customer pattern analysis for advanced security mechanisms such as remote access authentication and authorization or transactions verifications. That same pattern analysis can also be applied to targeted marketing including micro-segmentation or contextual pricing. Those capabilities are built on top of synergies across our different platforms, supporting the delivery of our suite of wireless, wireline and convergent telecom and financial transaction management services.

ValidSoft is the internal solution supplier for Elephant Talk’s Mobile Platform that provides the required security layers and creates additional value for its mobile customers, especially those entering into all-IP 4G/LTE networks. Entering these networks will force mobile operators to deal with exactly the same security challenges as any other mission critical services provider in the cloud.

In turn, Elephant Talk provides ValidSoft with access to a variety of raw, real-time network data from the (mobile) cloud, which is co-processed through ET’s ecosystem and turned into a meaningful, single datapoint, and made available as real-time decision support information to facilitate all of ValidSoft’s applications. This mutually rewarding relationship has also been instrumental in obtaining all of ValidSoft’s three European Privacy Seals, providing a key USP through full compliance with all of Europe’s privacy and data protection rules, the most stringent in the world.

Our people and innovation practice

Learning from experience and substantial investment we now have a thorough understanding of the mobile/cloud ecosystem, and all of its specific software requirements. Our people, highly skilled and rare, have a deep knowledge of the security challenges of any mission critical event in the cloud. Within our company there is a fundamental understanding of securing the cloud by creating and providing real-time and contextual information from a variety of sources, also from within the cloud, into a single data point. By a mix of highly-educated, carefully hired staff with a variety of backgrounds and nationalities, we successfully managed to have a thorough understanding of what it takes to service Mobile (Virtual) Operators and Institutions that offer Mission Critical Services in the cloud in real-time. These in depth capabilities have integrated these elements into a flexible, high performance, user-friendly, and powerful management & security platform available on a managed services basis.

Intellectual Property

ValidSoft, since the acquisition by Elephant Talk in 2010, has made a number of new applications for patents, including seeking patent coverage in, variously, Brazil, China, Hong Kong, Russia, the EU and US jurisdictions. In addition, a UK patent application for VALid-POS has been extended to provide coverage in the same jurisdictions.

In 2012 ValidSoft has filed three new patent applications for VALid-ZLC, VALid-BMD and a bitmap-based Man-in-the-Browser detection solution. The technology applied in the VALid-CFA product gives rise to at least two new inventions, for which patent protection will be filed in 2013.

As with our other existing patent applications, pursuant to the Patent Cooperation Treaty, ValidSoft will seek patent coverage in, among others, major relevant territories such as the EU, USA, China, Russia and Brazil. ValidSoft has a number of additional inventions in the fields of fraud-prevention, biometrics and cryptography that it expects to file this year. Our existing UK-granted patent has continued to be exploited and licensed to customers in 2012/2013. ValidSoft and Elephant Talk are due to file further patent applications in 2013.

ValidSoft’s UK patent has been further exploited and additional license orders placed by a financial institution. ValidSoft and Elephant Talk have also registered a number of important trademarks in a range of jurisdictions. Lastly, our company owns all the proprietary copyright-protected source code used in its solutions, and this library has grown significantly in the last three years.

Products and Research and Development roadmap

In 2010 ValidSoft had two marketable products (VALid and VALid-POS). VALid: for both internet banking and remote access. VALid-POS: cross border ATM and POS transactions. Since then, ValidSoft has grown its product portfolio and added VALid-SVP (voice-biometric solution), VALid-CFU (call-forward detection), VALid-SSD (SIM card swap detection), VALid-CFA (Call-forensics analysis) and VALid-4F, the latter being the world’s first and only indigenous four factor authentication solution.

The research and development in 2012 involved three strategic strands to implementing the ‘SMART’ architecture (Secure Mobile Architecture for Real-Time Transactions): (i) expanding the capabilities of existing products, by incorporating (new) live client-feedback in the development-cycle; (ii) launching brand new products (e.g. VALid-CFA); and (iii) providing a technology-share and integration platform to Elephant Talk.

ValidSoft, since the acquisition by Elephant Talk in 2010, has made a number of entirely new applications for patents, including seeking patent coverage in, variously, Brazil, China, Hong Kong, Russia, the EU and US jurisdictions. In addition, a UK patent application for VALid-POS has been extended to provide coverage in the same jurisdictions.

In 2012 ValidSoft has filed three new patent applications for VALid-ZLC, VALid-BMD and a bitmap-based Man-in-the-Browser detection solution. The technology applied in the VALid-CFA product gives rise to at least two new inventions, for which patent protection will be filed in 2013.

As with our other existing patent applications, pursuant to the Patent Cooperation Treaty, ValidSoft will seek patent coverage in, among others, major relevant territories such as the EU, USA, China, Russia and Brazil. ValidSoft has a number of additional inventions in the fields of fraud-prevention, biometrics and cryptography that it expects to file this year. Our existing UK-granted patent has continued to be exploited and licensed to customers in 2012/2013. ValidSoft and Elephant Talk are due to file further patent applications in 2013.

ValidSoft’s UK patent has been further exploited and additional license orders placed by a financial institution. ValidSoft and Elephant Talk have also registered a number of important trademarks in a range of jurisdictions. Lastly, our company owns all the proprietary copyright-protected source code used in its solutions, and this library has grown significantly in the last three years.

European Privacy Seal

One of the most significant barriers to market-entry in authentication and security solutions, particularly those using biometric and location-based data, is privacy and data protection. We have turned this threat into an opportunity and strength. This has been done by investing in the European Privacy Seal (“EuroPriSe”) system. The EuroPriSe is a voluntary audit and, if successful, certification of a technology solution, which tests the solution against the strictest possible European data protection standards. The EuroPriSe audit and certification is carried out by world-leading experts in technology and data protection (e.g. experts from Ernst & Young). ValidSoft now has three European Privacy Seals in respect of location-based VALid-POS, biometric-based VALid-4F product and VALid-SSD (SIM-swap detection). We plan a further EuroPriSe certification in 2013 to complete the privacy-compliant certifications across our range of products.

Competition

I.	Elephant Talk. Our competitive environments.

Competition for MNO carrier grade outsourcing solutions:

Traditional in-house solutions, supported by System Integrators and a wide variety of consultants. If fully outsourced, mostly traditional vendors like Ericsson and Huawei, sometimes IBM, Accenture, Alcatel Lucent and NSN. If partly outsourced, mostly System Integrators’s such as Atos Origin, Cap Gemini, or specific functional vendors like Amdocs, Oracle, Syniverse, Telcordia, Comverse, as well as hundreds of smaller local software development and support organizations.

Competition for MVNO outsourcing solutions:

Very fragmented, often smaller, local players that act as systems integrator, usually focused on partial solutions: billing, rating; customer care and provisioning. Some larger, multi-country players are: Teleena (Netherlands, Poland, UK), Effortel (Belgium, Italy, Poland, Taiwan), Aspider (Netherlands, Ireland, Malta), Transatel (France, Switzerland, Luxembourg, Belgium, Netherlands) and Telogic (Denmark, Poland, Italy). Offering only partly integrated third party solutions, none of these players can provide the resilient, full core geo redundant platforms that Elephant Talk has developed in-house over the last decade.

II.	ValidSoft

This market is highly fragmented, there are many local players. The services provided can be described as many point solutions, e.g. tokens, certificates, Out Of Band and Biometrics. The tokens and certificates are compromised by “Man in the Middle” and “Man in the Browser”, while “Out Of Band” is compromised by SIM Swap/“Call Forwarding Unconditional”.

For the first time there are winning deals over PhoneFactor, Authentify and RSA. The leading providers move away from batch processing of historical data towards real-time processing of contextual awareness providing in-transaction decision information and they are moving away from offering boxes towards a fully end-to-end managed service.

The financial industry market is demanding global, comprehensive solutions, which contribute to combatting electronic fraud and, at the same time, safeguard privacy of clients. That’s also an explanation for the fact that patents and Privacy Seals play an increasingly important role. For us as a company the ownership of patent and source codes ownership provides us both a competitive advantage, for instance in our strong pricing flexibility. It is also a given fact that size matters to be positioned as an acceptable vendor.

Sustainability of competitive advantages

Management believes the fact that we have developed an overall understanding of the cloud´s access and transactions security concepts within the scope of a mobile services delivery platform (i.e. existing code and IP) positions Elephant Talk/ValidSoft advantageously towards imminent and future developments will at the very least keep pace with industry requirements. As the industry requirements go beyond industry´s defined standards, each vendor will need to develop, buy (or source code license) the whole range of different software elements, and then integrate, test and fine-tune these in a real world, massive deployment at a major Mobile Network Operator. Our companies’ management believes that Elephant Talk has in this respect accrued valuable experience and thus a head-start.

ET may need to accelerate its roll-out to follow current market demand. Mobile and Cloud Management Platforms may become more and more commoditized over the next five to ten years. Integrating the variety of ValidSoft cloud based security layers into our Software Defined Platform will create another window of sustainable competitive advantages. The more we can offer a comprehensive one stop shop solution for providing managed services and the required, layered security for mission critical applications in the cloud, the more sustainable our advantages will be against multiple point-solutions and the additional integration and operations complexity they represent. As depth and width of solutions do matter to address the one stop shop needs of our customers, a whole range of services should be kept under one roof and therefore Elephant Talk may need to further invest in such services in the nearby future, either with additional in-house development or through smaller acquisitions.

Corporate History

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

In September, 2011, Elephant Talk Communications, Inc. a California corporation, merged into Elephant Talk Communications Corp., a Delaware corporation (the "Reincorporation"). The Reincorporation was approved by the shareholders at the annual shareholder meeting on September 14, 2011. As a result of the Reincorporation, the Company is now a Delaware corporation. Elephant Talk Communications, Inc. ceased its existence as a result of the Reincorporation of Elephant Talk Communications Corp. became the surviving corporation and continued to operate the business of the Company as it existed prior to the Reincorporation.

In April 2013, we acquired 100% of the assets of Telnicity, a U.S. MVNE/MVNO enabler company headquartered in Oklahoma City, Oklahoma, and formed Elephant Talk North America. The Telnicity acquisition provides the company with an in-market experienced management team and existing relationships certain major U.S. mobile telecommunications companies.

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

Employees

As of December 31, 2012 we employed 131 people and retained on a long term basis, the services of 43 independent contractors. We consider relations with our employees and contractors to be good. Each of our current employees and contractors has entered into confidentiality and non-competition agreements with us. There are no collective bargaining contracts covering any of our employees.

ITEM 1A.  RISK FACTORS

The substantial and continuing losses, and significant on-going operating expenses incurred in the past few years, may require us to change our business plan or even may cause us not to be able to continue our operations if sufficient funding and/or additional cash from revenues is not realized

We have incurred net losses of $23,131,936 and $25,310,735 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we had an accumulated deficit of $203,260,307.

Our losses are the result of our continued investment in engineering, software development and build-up of integration skills and intellectual property of our mobile platform and our fraud prevention solutions as well as increase in international market development efforts. In 2012 these investments saw the beginning of a revenue ramp-up whereby the revenue contribution (Revenues minus Cost of Service) in 2012 increased more than 130% in comparison with the previous year. This was partly due to a large customer base with monthly recurring revenues coming on to our platform at the end of the 4th quarter 2011. However, this has not yet resulted in positive cash flow and accordingly, management continues to consider financing options on an on-going basis.

During 2012 the company received gross proceeds of $ 8,000,000 from a convertible note agreement as well as $1,081,925 from exercised warrants and employee options.

Although the Company has been improving its operating results and expects to further improve those results, it still needs to raise additional capital. Previously the Company has been able to raise capital as needed, but the required capital may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favourable to the Company or existing shareholders. If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may be required to change or cease our operations.

Recent economic events and, in particular, the “credit crisis” may have an adverse effect in the markets in which we operate.

Much of our business is consumer driven, and to the extent there is a decline in consumer spending, we could experience a reduction in the demand for our services and a decrease in our revenues, net income and an increase in bad debts arising from non-payment of our trade receivables. The potential adverse effects of an economic downturn include:

•	reduced demand for services, resulting in increased price competition or deferrals of purchases, with lower revenues not fully compensated through reduced costs;
•	risk of financial difficulties or failures among our suppliers;
•	increased demand for customer finance, difficulties in collection of accounts receivable and increased risk of counterparty failures;
•	risk of impairment losses related to our intangible assets as a result of lower forecasted sales of certain products;
•	increased difficulties in forecasting sales and financial results as well as increased volatility in our reported results;
•	end user demand could also be adversely affected by reduced consumer spending on technology, changed operator pricing, security breaches and trust issues.

We currently derive a large part of our revenue from the business activity landline outsourced services.

Although our revenue mix is changing and our mobile and security services are improving operating margins. The landline based premium rate services, although rapidly declining, currently still comprise a large portion of the revenue for the company, although with low margins. If significant changes occur in market conditions pertaining to this type of service it could have an adverse impact on our business results, operations and financial condition.

We have shifted our business strategy, and we may not prove successful in our new focus.

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

We may not be able to develop and successfully market our SDN platform and security services as planned.

Elephant Talk operates in an exceptionally competitive environment where there is continuous innovation and new development. We are required to be a top performer in over a dozen highly specialized domains to effectively compete with our competitors.. Ongoing investments are required to stay ahead of the curve. The sales process for our SDN platform and the deployment process may be complicated and very slow. We are highly dependent on convincing MNO’s and MVNO’s to believe that outsourcing their requirements to us is the best way to go. We are exposed to business risks associated with turnkey projects and the Scalability of our Service and Support Organization. Although our policy is to avoid or minimize risks, it cannot be ruled out that in certain cases events occur that may seriously impact the Company and its performance.

ValidSoft’s operation is dependent on mobile operators for network data access. Home-routing is sometimes preventing us from capitalizing on our capability. It tends to be a slow process to enter into definitive contract with mobile operators. In addition, it is difficult to obtain network data access which is retarding our ability to timely address current market opportunities. The current market perception about safeguarding privacy remains challenging. Both the regulatory regime and consumer awareness of privacy protection are developing very slow.

Implementation and development of our SDN platform and mobile security businesses both depend on our ability to obtain adequate funding.

Both our ET platform and ValidSoft’s mobile security services require ongoing funding to continue the current development and operations and to fund for acquisitions. Failure to obtain adequate financing will substantially delay our development, slow down current operations and results in loss of customers and negative impact on our results of operations.

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

We strive to broaden our solutions offerings as well as to increase the volume of voice and data that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. Strategic acquisitions in desired markets are an important part of our growth strategy for both SDN platform and to mobile security business. We may pursue additional acquisitions in the future to further strengthen our strategic objectives. Acquisitions of businesses and customer lists involve operational risks, including the possibility that an acquisition may not ultimately provide the benefits originally anticipated by management. Moreover, we may not be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating technologies and solutions, in migrating customer bases and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Therefore, successful integration may not occur in light of these factors.

Uncertainties and risks associated with international markets could adversely impact our international operations.

We have significant international operations in Europe and to a lesser extent in the U.S., Middle East and the Far East. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate, obtain access to local transmission facilities on economically acceptable terms, or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycle and strategic mobile partnership cycles with mobile operators (MNO’s). Both our telecommunications traffic services as well as our communications information systems, outsourced solutions and value added (communication) services, including our ValidSoft security solutions are relatively complex and their purchase generally involves a significant commitment of mostly human capital, with attendant delays frequently associated with the allocation of substantial human resources and procurement procedures within an organization. The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer’s and MNO’s organization as well as financial institutions. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales and strategic mobile partnership cycle could reduce growth in our revenue in the future. In addition, the lengthening of our sales and strategic mobile partnership cycle contributes to an increased cost of sales, thereby reducing our profitability.

Because most of our business is conducted outside the United States, fluctuations in foreign currency exchange rates versus the United States Dollar could adversely affect our (reported) results of operations.

Currently all of our net revenue, expenses and capital expenditures are derived and incurred from sales and operations outside the United States whereas the reporting currency for our consolidated financial statements is the United States Dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country, where the Euro is the predominant currency. Considering the fact that most income and expenses are not subject to relevant exchange rate differences, it is only at a reporting level that the translation needs to be made to the reporting unit of USD. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially distorting effect (either negative or positive) on the reported results of operations, not necessarily being the result of operations in real terms. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/EUR, USD/CHF, USD/HKD, USD/CNY, USD/GBP and USD/BHD.

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

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, on reasonable terms at the moments we need it. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to the Company or existing shareholders. The current global financial situation may offer additional challenges to raising the required capital. If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may not be able to continue operations. As of December 31, 2012, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

Our services related to communications software and information systems, outsourced solutions and value added (communication) services, including our fraud prevention and resolution products are highly competitive and fragmented, and we expect competition to continue to increase. We compete with telecom solution providers, independent software and service providers and the in-house IT and network departments of communications companies as well as firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, land-line and mobile services, cable, satellite and service bureaus) and companies that offer software systems in combination with the sale of network equipment. Also, in this more fragmented market, larger players exist with associated advantages described earlier which we need to compete against.

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

Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We need software development specialists with in-depth knowledge of a blend of IT and telecommunications or with a blend of security and telecom. We intend to hire additional employees, including software engineers, communication engineers, project managers, sales consultants, employees and operational employees. The competition for qualified technical sales, technical, and managerial personnel in the communications and software industry is intense in the markets where we operate, and we may not be able to hire and retain sufficient qualified personnel. In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations. Volatility in the stock market and other factors could diminish the company’s use, and the value, of the company’s equity awards as incentives to employees, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

If we are not able to use and protect our intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property internationally. We rely on a combination of patents, trade secrets, trademarks and licenses to protect our intellectual property. There is limited protection under patent law to protect the source codes we developed or acquired on our SDN platform. The copyright and know-how protection may not be sufficient. The pending patent application we have in the Validsoft business may be challenged. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. The technology licensed by us may not continue to provide competitive features and functionality. Licenses for technology currently used by us or other technology that we may seek to license in the future may not be available to us on commercially reasonable terms or at all.

We are dependent on two significant customers for our businesses and the loss of one of these customers could have an adverse effect on our business, results of operations and financial condition.

For the year ended December 31, 2012, the Company had a customer, which accounted for 42.02% of the revenue. In the year 2011, the same customer accounted for 57.92% of the revenue. Moreover, in 2012 the Company had a customer, which accounted for 26.21% of the revenue. In the year 2011, the same customer accounted for 8.24% of the revenue. If any of these significant customers discontinue its relationship with us for any reason, or reduces or postpones current or expected revenues, it could have an adverse impact on our business, results of operations and financial condition. One of these customers is related to Premium Rate Services and this impact is smaller than the revenue shows as of the low margin contribution of this particular Premium Rate Services (Landline) business.

Product defects or software errors could adversely affect our business.

Design defects or software errors may cause delays in product introductions and project implementations, damage customer satisfaction and may have a material adverse effect on our business, results of operations and financial condition. Our software systems are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct. Because our products are generally used by our customers to perform critical business functions, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems within or outside of our control may arise during implementation or from the use of our products, and may result in financial or other damages to our customers, for which we may be held responsible. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Our insurance coverage is not sufficient to protect against all possible liability for defects or software errors. In addition, as a result of business and other considerations, we may undertake to compensate our customers for damages caused to them arising from the use of our products, even if our liability is limited by a license or other agreement. Claims and liabilities arising from customer problems could also damage our reputation, adversely affecting our business, results of operations and the financial condition.

Risks Related to Our Industry

Changes in the regulation of the telecommunications industry could adversely affect our business, revenue or cash flow.

We operate in a heavily regulated industry. As a provider of mobile communications technology for the telecommunications and financial industry, we are directly and indirectly subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Certain European, foreign, federal, and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

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

We compete with independent software and service providers and with the in-house IT and network departments of communications companies. Our main competitors include firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, wire line and wireless services, cable, satellite and service bureaus) and network equipment providers that offer software systems in combination with the sale of network equipment. We also compete with companies that provide digital commerce software and solutions.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as mobile, broadband, DSL, Internet, VOIP, and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional land-line services, such as mobile, broadband, Internet and VOIP services, have shown a competitive threat to our legacy land-line traffic business. If we do not continue to invest and exploit our contemplated plan of development of our communications information systems, outsourced solutions and value added (communication) services to meet changing market conditions, or if we do not have adequate resources, we may not be able to compete effectively in providing technology solutions to our customers. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services into our technology platforms that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

We are authorized to issue 300,000,000 shares of capital stock, including 250,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 115,717,753 were issued and outstanding as of February 28, 2013.

Furthermore, should we decide to finance the company through the issuance of additional common stock, convertible debt or preferred stock, this may have a dilutive effect on your voting rights, the value of your investment and the trading price of the common stock. If we issue more than 20% of our outstanding common stock in any equity-based financing, we are required to call a special meeting of our shareholders to authorize the issuance of such additional shares before undertaking the issuance. As a result, we cannot assure you that our shareholders would authorize such issuance and the company could be required to seek necessary capital in an alternative manner, which may not be available on commercially reasonable terms, if at all. If the company is unable to adequately fund itself, through its operations or equity/debt financing, this would have a material adverse effect on the company as a going concern.

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

As of December 31, 2012 there are 12,280,717 options, 49,778,713 warrants and convertible notes to purchase 2,957,855 shares of our common stock outstanding. All of the shares issuable from exercise have been registered and are freely traded. Options are exercisable at exercise prices between $0.60 and $3.39, warrants are exercisable at exercise prices between $0.63 and $2.25 and the convertible notes are convertible at the price of $2.61. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. A significant portion of shares underlying the outstanding warrants are free-trading shares pursuant to certain registration statement and post-effective amendment to such registration statement filed with the SEC. Such increase in our outstanding share, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

The diluted share base for fiscal 2012, 2011 and 2010 excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

Dilutive Securities	2012	2011	2010
Convertible Notes	2,957,855	-	-
Warrants	49,778,713	50,765,245	68,747,208
Employee Stock Options	12,280,717	7,868,989	4,390,842
	65,017,285	58,634,234	73,138,050

These shares were excluded due to their anti-dilutive effect on the loss per share recorded in each of the years presented. No additional securities were outstanding that could potentially dilute basic earnings per share.

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

As of December 31, 2012 Steven van der Velden, Johan Dejager, Phil Hickman, Rijkman Groenink, Charles Levine, Martin Zuurbier, Pat Carroll, Mark Nije, and Alex Vermeulen, our directors and executive officers, their affiliates and certain principal shareholders , beneficially owned or controlled approximately 37% of our outstanding common stock. In particular, as of December 31, 2012, Rising Water Capital AG, an entity affiliated with the certain of the aforementioned individuals, beneficially owned 23% of our common stock and QAT II Investments SA, another entity affiliated with certain of our officers and directors, beneficially owned 5.3% of our outstanding stock and hold 20,893,081 warrants that at various conditions can be converted into common stock. QAT Investments SA, another entity affiliated with certain of our officers and directors, is the owner of 51.1% of Rising Water Capital. If those shareholders act together, they will have the ability to have a substantial influence on matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These shareholders may make decisions that are adverse to your interests.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with our common stock and do not intend to pay any dividends to common shareholders for the foreseeable future.

ITEM 1 B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our offices in The Netherlands are located at Schiphol Boulevard 249, 1118 BH Schiphol. The office monthly rental is $14,605 and is subject to renting until June 2015. In addition the Company rents office space at Wattstraat 52, 1171 TR, Sassenheim, The Netherlands for a monthly rental of $1,695.

Elephant Talk Communications S.L.U. is currently renting office space at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain, on a quarter-to-quarter rent, at a monthly rent of $7,068. In Guangzhou, China, we rent office space for a monthly rental of $8,889.

ValidSoft Limited Ireland entered in termination agreement and terminated its lease obligations in Tullamore, Ireland, and consequently does not lease office space in Ireland as of January 1, 2013. ValidSoft (U.K.) Ltd rents office space at 9 Devonshire Square, London, United Kingdom on a renewable 12 month rent for a monthly rental of $16,994.

We also rent space for our telecom switches, servers and IT platforms at data centers (“co-locations”) at an aggregate monthly rent of $40,572. The various co-location spaces include: Amsterdam, Madrid, Barcelona, Milan, Zurich, London, Vienna, Manama, Brussels and other locations where our telecommunications equipment are located.

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

Other.

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

PART II

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES

As of December 5, 2011 our common stock is listed for quotation on the NYSE MKT under the symbol “ETAK”.  The following table sets forth the high and low closing price per share as per closing of each trading day as quoted on the NYSE MKT and published on the internet by www.nasdaq.com for each quarter from January 1, 2011 through December 31, 2012. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2012	$1.55	$0.90
September 30, 2012	$1.85	$1.14
June 30, 2012	$2.35	$1.46
March 31, 2012	$3.00	$2.02
December 31, 2011	$3.38	$2.35
September 30, 2011	$4.00	$2.6
June 30, 2011	$3.38	$2.14
March 31, 2011	$3.20	$2.22

At December 31, 2012, we had approximately 4,185 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of Securities Authorized	Number of option Rights granted but not yet exercised	Number of issued Issued Shares for this Plan, including exercised options	Number of securities (Shares) remaining for future issuance	Weighted-Average exercise price of outstanding options, warrants and rights

Securities Authorized for Issuance under Equity Compensation Plans Approved by Security Holders
2006 Non-Qualified Stock and Option Compensation Plan (1)	1,000,000	75,000	310,510	689,490	$2.25
2008 Long-Term Incentive Compensation Plan (2)(3)(4)	23,000,000	12,205,717	2,273,488	20,726,512	$1.73
Equity compensation plans not approved by security holders	-	-	-	-
Total	24,000,000	12,280,717	2,583,998	21,416,002

(1)	S-8 Filed July 21, 2006
(2)	S-8 Filed July 11, 2008
(3)	The shareholders approved the increase of the total number of shares of available to be issued under the 2008 Long-Term Incentive Compensation Plan from 5,000,000 to 23,000,000. 8-K filed September 20, 2011
(4)	S-8 Filed October 6, 2011 registration of the shares available for grant from 5,000,000 to 23,000,000

Recent Sales of Unregistered Securities

Shares issued in 2012

In January 2012, the company recorded the issuance of 50,000 at $1.75 per share, which were paid for in 2011. Furthermore on September 9, 2012 the company issued 134,046 shares for 100% of the shares of VoiceBottle BV.

The above-referenced securities were offered and sold pursuant to exemptions from registration provided by Section 4(2) of the Securities Act.

8% Senior Secured Convertible Notes in 2012

On March 29, 2012, we sold certain 8% senior secured convertible notes in the principal amount of $8.8 million to certain purchasers. See Footnote 14 to the Financial Statements for a description of the terms of the note.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on ETAK common stock with the cumulative return of the NASDAQ Comp. Index (IXIC) and the NASDAQ Telecom Index (IXTC fka IXUT) for each of the five fiscal years ended December 31, 2012, assuming an investment of $100 at the beginning of such period.

The table below shows $100 invested on December 31, 2007 in stock or index:

Month/Year	ETAK	NASDAQ Comp.	NASDAQ Telecom
12-2007	100	100	100
12-2008	34.29	59.46	57.02
12-2009	74.29	85.55	84.52
12-2010	134.86	100.02	87.84
12-2011	151.43	98.22	76.75
12-2012	57.14	113.85	78.29

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the Consolidated financial statements, the Notes to Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are elsewhere included in this form 10-K.

	2012	2011	2010	2009	2008
Balance sheet data:
TOTAL ASSETS	$37,475,541	$44,812,103	$38,921,932	$24,426,776	$19,456,073
Long term Liabilities	3,433,095	785,218	468,756	19,963,088	402,425
TOTAL LIABILITIES	17,326,055	9,717,003	10,250,664	30,554,777	10,419,455
Net Equity	20,149,486	35,095,100	28,671,268	(6,128,001)	9,036,618

Statement of Income Data:
REVENUES	$29,202,188	$32,232,981	$37,168,351	$43,650,957	$44,359,007
Cost of service	20,819,327	28,723,265	35,120,916	41,452,639	43,336,111
	8,382,861	3,509,716	2,047,435	2,198,318	1,022,896

LOSS FROM OPERATIONS	$(21,513,813)	$(25,676,272)	$(18,473,748)	$(10,539,946)	$(14,446,610)

NET LOSS	$(23,131,936)	$(25,310,735)	$(92,483,360)	$(17,299,884)	$(16,015,359)

COMPREHENSIVE LOSS	$(22,720,731)	$(25,935,010)	$(94,139,277)	$(17,109,821)	$(16,505,598)

Net loss per common share and equivalents - basic and diluted	$(0.21)	$(0.24)	$(1.31)	$(0.32)	$(0.53)

Other Financial data:
Adjusted EBITDA	$(9,501,276)	$(13,079,933)	$(7,572,887)	$(5,760,615)	$(6,546,687)

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

Application of Critical Accounting Policies and Estimates

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”). Revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured. The Company derives revenue from activities as a fixed-line, security and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication and security services provided to customers (net of value added tax and inter-company revenue). Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied.Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services.

In managed services contracts and in other long term contracts, revenue from the operation of a customer’s system is recognized either as services are performed based on time elapsed, output produced or volume of data processed, depending on the specific contract terms of the managed services arrangement. Typically, managed services contracts are long term in duration and are not subject to seasonality. Revenue from ongoing support services is recognized as work is performed. The Company recognizes revenue from prepaid calling cards as the services are provided.

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

For both the long term contractors and advisory board members the company recognizes the guidance for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” ("ASC 505-50"). Under ASC 505-50, the Company determines the fair value of the options or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Intangible Assets and Impairment of long Lived Assets

In accordance with ASC 350, intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 350, on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment . To be consistent with the guidance found under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, ASU 2012-02 is intended to simplify impairment testing for indefinite-lived intangible assets other than goodwill by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded indefinite-lived intangible assets other than goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the indefinite lived assets other than goodwill are deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended impairment guidance does not affect the manner in which a company estimates fair value. This new standard is effective for the Company beginning June 1, 2013. The Company does not expect this to have a material impact on its financial statements.

Recent milestones for Elephant Talk:

•	In 2011 the company closed a contract with Zain KSA in Saudi Arabia to provide its mobile platform which started hosting subscribers in the fourth quarter 2012.

•	In January 2013, the company announced a contract with a Mobile Network Operator in a major Latin American country. After an initial implementation period, the Company expects to begin the migration of approximately 1.5 million SIMs to its SDN platform, a 50% increase from when we announced the contract in January 2013.

•	In January 2013 the company announced to acquire all of the assets of Telnicity, LLC, a U.S. MVNE/MVNO enabler company including the company’s existing customer contracts, carrier agreements, and access to telSPACE and mCASH, Telnicity’s propriety turnkey back office infrastructure and billing systems.

•	In November 2011 we executed a mass migration of SIMs on to our platform in Spain. This live migration – without having to replace the SIM cards – was a significant achievement and milestone for the Company.

At this moment we have over 1,1 m customers via our Vodafone Espana Enabler platform in Spain.

Recent milestones for ValidSoft:

•	In September 2011 ValidSoft and Adeptra, now part of the FICO Corporation, formed a partnership to provide financial organizations with best-in-class fraud detection and prevention functionality, as well as total control over their customer communications.
•	Following a pilot project a long-standing Adeptra client, Santander UK, one of the ten largest international financial institutions, they implemented the SIM Swap solution and the solution been in live production for several months processing in excess of 7.5 m records. The institution’s adoption of the application is another step toward to securing all transaction channels, using leading edge technology and communications to benefit its customers.
•	ValidSoft was recently the recipient of the prestigious Banking Technology award together with Santander and FICO/Adeptra for the Best Security Initiative for 2012. This award recognizes ValiSoft’s SIM Swap technology, the world’s first real-time detection and prevention application to tackle the growing problem of SIM Swapping in the banking industry
•	ValidSoft successfully concluded the live-trials for a Self-Certification project to an EU Government in the area of citizen benefit payments. The proposed solution is based on ValidSoft’s own IP and specialised technology and incorporates ValidSoft’s Speaker Verification Platform, VALid-SVP™ to provide automation in the processing of citizen benefits with a view to achieving cost reduction and efficiencies. We now await a decision to be taken by the EU Government in terms of next steps, including potential deployment and timing.
•	The Company launched VALid-SVP™ (Speaker Verification Platform), a voice biometric technology to improve secure authentication.
•	ValidSoft has filed applications for several new patents in the Card Not Present fraud prevention area and the high end security area.
•	ValidSoft successfully renewed the European Privacy Seal in regards to its anti-fraud technology software, VALid-POS®, which is designed to detect and prevent card related fraud, a global multibillion dollar problem for financial institutions.
•	ValidSoft was awarded its second European Privacy Seal for its VALid-4F™solution, an advanced security solution to provide multi-factor authentication, including voice biometrics.
•	ValidSoft was awarded its third European Privacy Seal for VALid-SIM, an advanced “context aware” solution to counter the growing problem of SIM Swap fraud. ValidSoft continues to be the only Security Software Company in the world to be certified to the EuroPriSe standards. The European Privacy Seal certifies IT products and IT-based services privacy compliance with European data protection regulations.
•	ValidSoft’s Secure Mobile Architecture for Real-Time Transactions (SMART™) was selected in February 2013 to be integral element in the comprehensive payment acceptance service solution by Spindle, Inc. (OTCBB:SPDL), a leading US-provider of mobile payments solutions.
•	ValidSoft’s voice biometric technology was successfully measured and compared with the world’s leading commercial voice biometric providers and non-commercial voice biometrics research groups in early 2013. The successful evaluation was executed by the Nationale Institute of Standards and Technology (NIST), a non-regulatory federal agency within the US Department of Commerce.
•	Follow the successful deployment with Santander. Adeptra has been pressing ahead with the integration of the ValidSoft solutions into its client base and has signed agreements with a leading UK bank for the provision of the Validsoft Sim Swap technology and VALid-POS technology.
•	In March 2013, ValidSoft was the winner of the Jury Vote of the prestigious “The Florin Transaction Services Innovation Awards”, which recognizes innovation in the transaction services industry. The Florins, established in 2010 by the EPCA Payment Summit (European Payments Consulting Association) and The Paypers.

Results of Operations

Our results of operations for the year ended December 31, 2012, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding B.V. and its subsidiaries, Elephant Talk Group International B.V. and ValidSoft Ltd and its subsidiaries.

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

The constant currency analysis presented within the comparison of the year-to-year results is calculated by using the average exchange rates over the year 2012. The same exchange rates are used in the income statement 2012. The following table shows the USD equivalent of the major currencies:

USD equivalent
Euro	$1.2850
British Pound	$1.5845

Adjusted EBITDA

In order to provide investors additional information regarding our financial results, we are disclosing Adjusted EBITDA, a non-GAAP financial measure. We employ Adjusted EBITDA, defined as earnings before derivative accounting, such as warrant liabilities and conversion feature expensing, income taxes, depreciation and amortization, impairments, non-operating income and expenses and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding the desired results. Accordingly, we believe that Adjusted EBITDA provides useful information for investors and others which allows them to better understand and evaluate our operating results.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

EBITDA (adjusted)	2012	2011	2010

Net loss	$(23,131,936)	$(25,310,735)	$(92,483,360)
Provision for income taxes	289,136	-	800
Depreciation and amortization	5,710,396	5,254,708	5,312,469
Stock-based compensation	6,302,141	6,818,905	5,588,392
Net loss attributable to non-controlling interest	-	-	5,046
Equity in earnings of unconsolidated joint venture	501,776	-	-
Intangible assets impairment charge	-	522,726	-
Other income & expenses	827,211	(365,537)	74,003,766
Adjusted EBITDA	$(9,501,276)	$(13,079,933)	$(7,572,887)

		Constant Currency
EBITDA (adjusted)	2012	2011	2010

Net loss	$(23,131,936)	$(24,254,140)	$(92,216,373)
Provision for income taxes	289,136	-	800
Depreciation and amortization	5,710,396	4,881,978	5,174,917
Stock-based compensation	6,302,141	6,726,589	5,588,392
Net loss attributable to non-controlling interest	-	-	5,046
Equity in earnings of unconsolidated joint venture	501,776	-	-
Intangible assets impairment charge	-	482,899	-
Other income & expenses	827,211	(371,932)	74,005,612
Adjusted EBITDA	$(9,501,276)	$(12,534,606)	$(7,441,606)

Comparison of Years Ended December 31, 2012 and 2011

Revenue for the year ended December 31, 2012 was $29,202,188, a decrease of $3,030,793 or 9.40%, compared to $32,232,981 for the year ending December 31, 2011. The decrease in revenue was mainly the result of the unfavorable impact of $2,445,331 arising from a lower US Dollar/Euro exchange rate. Moreover, the continued and expected market decline of landline based telecommunications caused our low margin legacy landline business to decrease by $8,965,084 (or 33.89%), which was partly off-set by the increase in revenues of our higher margin mobile and security solutions business of $5,934,291 (or 102.70%) compared to 2011. The increase in our higher margin mobile and security solutions business is mainly due to the increasing revenues of already existing customers.

Revenue
	2012	2011	2010
Landline Services	$17,489,742	$26,454,826	$34,341,725
Mobile & Security Solutions	11,712,446	5,778,155	2,826,625
Total Revenue	$29,202,188	$32,232,981	$37,168,350

Following the increased mobile and security revenues, Revenue minus Cost of Service increased by 4,873,145 (or 138.85%) because of the revenue increase in the mobile and security business.

	2012	2011	2010
Revenues	$29,202,188	$32,232,981	$37,168,351
Cost of service	20,819,327	28,723,265	35,120,916
Revenues minus Cost of Service	$8,382,861	$3,509,716	$2,047,435

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

Cost of Service for the year ended December 31, 2012 was $20,819,327, a decrease of $7,903,983 or 27.52%, compared to $28,723,265 for the year ended December 31, 2011. The decrease in cost of service was mainly caused by the decrease in revenues in our low margin legacy landline business. Cost of service as a percent of revenue was 71.3% and 89.1% for the years ended December 31, 2012 and 2011, respectively.

The following table illustrates revenues and costs of service “in millions US Dollars” for the quarters ended:

	December 31,	September 31,	June 30,	March 31,	December 31,	September 31,
	2012	2012	2012	2012	2011	2011
Mobile & Security Revenue	$3.56	$2.94	$2.78	$2.43	$1.91	$1.41
Landline Revenue	3.27	3.76	4.30	6.15	6.23	6.39
REVENUE	6.84	6.70	7.08	8.58	8.14	7.80
Cost of service	4.14	4.60	5.19	6.89	6.67	7.00
Revenue minus Cost of service	$2.70	$2.10	$1.90	$1.69	$1.46	$0.80

Management expects cost of service to decline further as a percent of revenue as a greater proportion of future revenue is comprised of our mobile and security services, which have a substantially lower cost of service than our traditional landline business.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expense for the years ended December 31, 2012 and 2011, were $17,884,137 and $16,589,649, respectively. SG&A expenses increased by $1,294,488 or 7.80%, in 2012 compared to 2011. This was impacted by the favorable impact of $813,629 arising from a lower US Dollar/Euro exchange rate. The increase of SG&A was led by the increase in staffing levels, largely from European hires, as well as by higher marketing and product development costs. The weighted average number of full-time employees in the year 2012 was 173, an increase of 20 full-time employees (or 13.09%) from the weighted average number of full-time employees of 153 from the year 2011. The described increases in costs and employees are mainly related to expected future revenues.

Non-cash compensation to officers, directors, consultants and employees. Non-cash compensation for the years ended December 31, 2012 and 2011 was $6,302,141 and $6,818,905, respectively. The decrease was mainly due to shorter contractual lifes of the of the newly issued options under the 2008 Long-Term Incentive Plan.

Non-cash compensation is comprised of:

•	the 2008 Long-Term Incentive Plan;
•	The expensing of the shares issued to under the 2008 Long-Term Incentive Plan to the board members and management in lieu of cash compensation.

Depreciation and amortization. Depreciation and amortization for the years ended December 31, 2012 and 2011, was $5,710,396 and $5,254,708 respectively. Depreciation and amortization expenses increased by $455,688 or 8.67% in 2012 compared to 2011. This was impacted by the favorable impact of $372,730 arising from a lower US Dollar/Euro exchange rate. During the fourth quarter of 2012, the Company shortened the estimated useful lives of certain assets expected to be abandoned. The change in estimate increased depreciation expense by approximately $512,000 for the year ended December 31, 2012.

Intangible assets impairment charge. The December 31, 2012 consolidated balance sheet includes: $10,503,026 of intangible assets, net, and $13,088,271 of fixed assets, net. As of December 31, 2011, the Company’s net intangible assets had a value of $12,784,199 and the net property and equipment had a value of $13,315,687. In 2011, the Company incurred an impairment charge of $522,726. Management updated its analysis of intangible assets and long lived assets as of December 31, 2012 and we determined that for 2012 no asset impairment charges are necessary.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses. Interest income was $248,017 and $106,721 for the years ended December 31, 2012 and 2011. Interest income was interest received on bank balances.

Interest expense for the year 2012 and 2011 was $780,852 and $201,184, respectively. Higher levels of interest expense in 2012 were the result of the Convertible Note agreements the Company issued in March 2012.

In 2012, interest expenses related to debt discount and amortization of deferred financing costs were $1,089,126 and $531,792, respectively. In 2011 the Company did not incur these costs, as they are related to the Convertible Note entered into by the Company in March 2012.

Other income was $0 and $460,000 for the years ended December 31, 2012 and 2011, respectively. Other income in 2011 was the result of the release of a ASC 740-10 provision following a successful abatement request with the IRS for the year 2007. Following this success full abatement the company also decided to release a similar provision it had made for a potential IRS fine for the year 2008.

Change in fair value in conversion feature. In the year 2012, the income related to the fair value changes of conversion feature of convertible notes was $2,387,326, compared to $0 from the year 2011.

Equity in earnings of unconsolidated joint venture. In year 2012, the Company incurred expenses of $501,776 as a result of the Company’s equity share in the losses of its financial investment in its Modale B.V. joint venture. This expense follows a full impairment of the investment in this joint venture following the bankruptcy of Modale B.V. on January 30, 2013.

Impairment of related party loans. In 2012 the company impaired loans in the value of $1,060,784. These loans were provided in 2012 to Elephant Security B.V., which went bankrupt on December 19, 2012. Elephant Security B.V. was a related party since it was majority owned by QAT Investments SA, an affiliate of the Company.

Provision for income taxes. Provision for income taxes for the year ended December 31, 2012 and 2011 was $289,136 and $0, respectively. In the ordinary course of the Company's business there are transactions where the ultimate income tax determination is uncertain, the Company believes that is has adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an additional charge to expense would result.

Net Loss. Net loss for the year 2012 was $23,131,936 , a decrease of $2,178,799 (or 8.61%), compared to $25,310,735 from 2011. The decrease in loss was led by the decrease in the loss from operations by $4,162,459. Loss from operations reduced because of increased revenues from our higher margin mobile and security business as well as due to lower non-cash compensation expenses. On the other hand, in 2012, the provision for income taxes of $289,136, the equity in earnings of unconsolidated joint venture of $501,776 and total other expense of $827,211 worsened net loss.

Other Comprehensive (Loss). We record foreign currency translation gains and losses as other comprehensive income or loss. Other comprehensive Income (Loss) for the years ended December 31, 2012 and 2011 was $411,205 and ($624,275) respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Constant currency Comparison of Years Ended December 31, 2012 and 2011

Revenue - constant currency. In constant currency, the revenue decreased by $585,462 or 1.97% compared to 2011. The decrease in revenue was the result of the expected continued decrease in our low margin legacy landline business by $6,959,994 (or 28.47%), which was partly off-set by the increase in our higher margin mobile and security solutions business of $6,374,532 (or 119.42%) compared to 2011.

			Constant currency
Revenue	2012	2011	2011	Variance 2012 versus 2011
Landline Services	$17,489,742	$26,454,826	$24,449,736	$(6,959,994)
Mobile & Security Solutions	11,712,446	5,778,155	5,337,914	6,374,532
Total Revenue	$29,202,188	$32,232,981	$29,787,650	$(585,462)

Cost of service– constant currency. In constant currency the cost of service decreased by $5,726,909 or 21.57% compared to the same period in 2011, primarily as a result of lower levels of revenue and the lower cost of service associated with the mobile managed services and Validsoft business.

Selling, general and administrative expenses – constant currency. In constant currency, SG&A increased by $2,108,117 or 13.36%, compared to the same period in 2011. The increase of SG&A was led by the increase in staffing levels, largely from European hires, as well as by higher marketing and product development costs.

Non-cash compensation to officers, directors, consultants and employees – constant currency. Since non-cash compensation comprises United States Dollars denominated shares, options and warrants, a constant currency analysis is not applicable.

Depreciation and amortization – constant currency. In constant currency the depreciation and amortization expenses increased by $828,418 or 16.97% compared to the same period in 2011. The increase was primarily led by the change, in the fourth querter 2012, in the estimated useful lives of certain assets expected to be abandoned.

Comparison of Years Ended December 31, 2011 and 2010

Revenue. Revenue for the year ended December 31, 2011 was $32,232,981, a decrease of $4,935,370 or 13.28%, compared to $37,168,351 for the year ending December 31, 2010. The decrease in revenue was the result of the expected continued landline calling minutes related revenue decrease in our low margin legacy landline business by $7,886,899 (or 22.97%), which was partly off-set by the increase in revenues of our higher margin mobile and security solutions business of $2,951,530 (or 104.42%) compared to 2010. The increase in our higher margin mobile and security solutions business is mainly due to the increasing revenues of already existing customers  and a customer with a large consumer base with monthly recurring revenues coming on to our platform at the end of the 4th quarter 2011.

Despite these total revenue declines, Revenue minus Cost of Service increased because of the higher margin in the mobile and security business.

Cost of Service. Cost of Service for the year ended December 31, 2011 was $28,723,265, a decrease of $6,397,651 or 18.22%, compared to $35,120,916 for the year ended December 31, 2010. The decrease in cost of service was mainly caused by the decrease in revenues in our low margin legacy landline business. Cost of service as a percent of revenue was 89.1% and 94.5% for the years ended December 31, 2011 and 2010, respectively.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expense for the years ended December 31, 2011 and 2010, were $16,589,649 and $9,620,322, respectively. SG&A expenses increased by $6,969,327, or 72.44%, in 2011 compared to 2010. This was led by an increase in our staffing levels, largely in sales and European hires, as well as by higher marketing and selling costs. The weighted average number of full-time employees in the year 2011 was 153, an increase of 32 full-time employees (or 26.44%) from the weighted average number of full-time employees of 121 from the year 2010. The increases in staffing levels and higher marketing and selling costs are mainly related to expected future revenues.

Non-cash compensation to officers, directors, consultants and employees. Non-cash compensation for the years ended December 31, 2011 and 2010 was $6,818,905 and $5,588,392, respectively. The increase is primarily attributable to higher staffing levels and the inclusion of ValidSoft.

Non-cash compensation is comprised of:

•	the expense related to shares of restricted common stock that were issued to management in lieu of cash compensation; and;
•	the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan.

Depreciation and amortization. Depreciation and amortization for the years ended December 31, 2011 and 2010, was $5,254,708 and $5,312,469 respectively. Depreciation and amortization expenses decreased by $57,761 or 1.09% in 2011 compared to 2010.

Intangible assets impairment charge. The December 31, 2011 consolidated balance sheet included: $12,789,199 of intangible assets, net, and $10,503,026 of fixed assets, net. Management updated its analysis of intangible assets and long-lived assets as of December 31, 2011. As a result of this assessment, we determined that the value of certain specific intangible assets was higher than the estimated recoverable value, and as a result, incurred an impairment charge of approximately $522,726 in 2011.In the evaluation of its intangible assets, the company estimated the undiscounted future cash flows directly associated with the asset and compared these to the asset's carrying amount. The assets impaired pertained primarily to Landline Business a specific two stage dialing product in order to make international long distance calls. The two stage dialing business is facing regulated tariffs by the European Union and competition from internet based alternatives like Skype. The impaired intangible assets consist of a brand-name and business contracts. The segment where these intangible are part of is the Landline business.

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

Other income was $460,000 and $0 for the years ended December 31, 2011 and 2010 respectively. Other income was the result of the release of a ASC 740-10 provision following a successful abatement request with the IRS for the year 2007. Following this success full abatement the company also decided to release a similar provision it had made for a potential IRS fine for the year 2008.

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

Other Comprehensive Loss. We record foreign currency translation gains and losses as other comprehensive income or loss. Other comprehensive Loss for the years ended December 31, 2011 and 2010 was $624,275 and $1,655,917 respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of $203,260,307 as of December 31, 2012. Historically, we have relied on a combination of debt and equity financings to fund our on-going cash requirements. The Company’s operations have not yet resulted in positive cash flow and accordingly, management has been considering additional financing alternatives. In the fourth quarter 2012 we had an operational cash burn rate (estimated by us by using adjusted EBITDA) of around $600,000 per month, excluding working capital changes and capital expenditures. As of October 1st, 2012 until March 31st, 2013 we have used around US$3.8 million of our cash the requirements of which were reduced through new contracted revenues as well as limiting working capital requirements and capital expenditures as well as overall cash management. The company expects it will require additional funding as of April/May 2013. Which it intends to close in same period, though there can be no assurance that such financing will close in such period.

We estimate our additional cash requirements for the upcoming year, including working capital requirements, certain losses, capital expenditures and debt servicing to be around $12 million, excluding acquisitions or accelerated contract roll-outs, but including around $5.4 million in principal and interest payments on our Convertible Notes.

As a result of our historical net losses and cash flow deficits, and net capital deficiency, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe that existing cash on hand as well as a contemplated short term financing transaction not yet completed will be sufficient to fund our operations and carry out our business plans.

Operating activities

Net cash used in operating activities for the year ended December 31, 2012 was $8,799,272 compared to $14,570,936 in 2011 and $14,107,838 from 2010. Net cash used for operating activities decreased by $5,771,664 (or 39.61%) from year 2011 to year 2012. This decrease is primarily attributable to higher revenues minus costs of sales, as well as to working capital improvements. Accounts receivable decreased by $1,292,833, while restricted cash increased by $1,040,074 and prepaid expenses, deposits and other assets increased by $247,443. Moreover, there has been an increase in accounts payable, proceeds from related parties and customers of $272,500, an increase in deferred revenue decreased of $114,673, as well as an increase in accrued expenses and other payables of $1,014,042. The net change in working capital is a decrease of $1,406,581 (or a decrease of $2,446,655 if we exclude the change in restricted cash).

Investing activities

Net cash used in investing activities for year ended December 31, 2012 was $3,507,038, a decrease of $5,010,173 (or 58.82%) compared to $8,517,211 in 2011. Net cash used in investment activities for year ended December 31, 2011 increased by $5,329,449, (or 167.2%) compared to $3,187,762 in 2010. The higher net cash used in investing activities in 2011, in comparison with both 2012 and 2010, was primarily attributable to a higher level of equipment and software purchase in 2011.

Financing activities

Net cash received by financing activities for the year ended December 31, 2012 was $7,481,061 compared to $25,894,241 and $17,899,518 for the year ended December 31, 2011 and December 31, 2010, respectively. Please see footnotes 2 and 14 of Financial Statements for more information.

As a result of the above activities, the Company had a cash and cash equivalents balance of $1,233,268 as of December 31, 2012, a net decrease in cash and cash equivalents of $4,776,308 since December 31, 2011.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financing related events in 2012

Loan conversions, Share Offerings, Warrant and Employee Options exercises

Below is a summary of the results of the efforts of the company to attract funds and also improve the balance sheet position of the company by having all outstanding convertible loans and notes converted into equity. For further information see Footnote 14, 8% Senior Secured Convertible Note.

Financing	Number of shares issued	Type	Gross Proceeds 2012	Remark

2009 Prom Note warrant Exercise ($1.00)	510,000	Warrant	$510,000	Voluntary exercises
2010 PIPE - Agent Warrant Exercise ($1.50)	35,000	Warrant	$52,500	Voluntary exercises
2012 Senior Secured Convertible Loan	0	Convertible Loan	$8,800,000	Closed March 29, 2012
Employee Option Exercising (2006 Plan)	33,000	Employee Option	$74,250	Voluntary exercises
Employee Option Exercising (2008 Plan)	431,972	Employee Option	$445,175	Voluntary exercises
	1,009,972		$9,881,925

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

Contractual obligations

The contractual obligations are presented in the footnote 21, Commitments to the financial statements. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ELEPHANT TALK COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2012, 2011 and 2010

TABLE OF CONTENTS

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, BDO USA, LLP	33-34

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011	35

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010	36

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010	37

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012, 2010 AND 2009	38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	39-57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Elephant Talk Communications Corporation

We have audited the accompanying consolidated balance sheets of Elephant Talk Communications Corporation, as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Communication Corporation, at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations has an accumulated deficit of $203.3 million and continues to generate negative cash flows. These factors, among others discussed in Note 2, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Elephant Talk Communications Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2013 expressed an unqualified opinion thereon.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein

/s/ BDO USA, LLP

April 2, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Elephant Talk Communications Corp

We have audited Elephant Talk Communications Corp internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Elephant Talk Communications Corp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Elephant Talk Communications Corp, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Elephant Talk Communications Corp as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Elephant Talk Communications Corp and our report dated April 2, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
April 2, 2013

ELEPHANT TALK COMMUNICATION CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,233,268	$6,009,576
Restricted cash	1,230,918	190,844
Accounts receivable, net of an allowance for doubtful accounts of $559,120 and $436,546 at December 31, 2012 and December 31, 2011 respectively	5,123,803	6,441,528
Prepaid expenses and other current assets	1,821,218	1,522,461
Total current assets	9,409,207	14,164,409

OTHER ASSETS	1,038,306	1,392,837

PROPERTY AND EQUIPMENT, NET	13,088,271	13,315,687

INTANGIBLE ASSETS, NET	10,503,026	12,784,199

GOODWILL	3,436,731	3,154,971

TOTAL ASSETS	$37,475,541	$44,812,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$350,114	$312,236
Accounts payable and customer deposits	5,139,292	4,490,455
Deferred Revenue	252,551	132,467
Accrued expenses and other payables	4,120,536	3,035,758
8% Convertible Notes	3,067,416	-
Loans payable	963,051	960,869
Total current liabilities	13,892,960	8,931,785

LONG TERM LIABILITIES
8% Convertible Notes	2,565,202	-
Conversion feature	311,986	-
Trade note payable	-	271,915
Loan from joint venture partner	555,907	513,303
Total long term liabilities	3,433,095	785,218

Total liabilities	17,326,055	9,717,003
Committments and Contingencies (See Note 21 and 22)

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 111,918,386 issued and outstanding as of December 31, 2012 compared to 110,525,229 shares issued and outstanding as of December 31, 2011	223,965,907	216,188,899
Accumulated other comprehensive income (loss)	(732,090)	(1,143,295)
Accumulated deficit	(203,260,307)	(180,128,371)
Elephant Talk Communications Corp. stockholders' equity	19,973,510	34,917,233
NON-CONTROLLING INTEREST	175,976	177,867
Total stockholders' equity	20,149,486	35,095,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,475,541	$44,812,103

The accompanying notes are an integral part of these consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010

REVENUES	$29,202,188	$32,232,981	$37,168,351

COST AND OPERATING EXPENSES
Cost of service	20,819,327	28,723,265	35,120,916
Selling, general and administrative expenses	17,884,137	16,589,649	9,620,322
Non cash compensation to officers, directors and employees	6,302,141	6,818,905	5,588,392
Depreciation and amortization	5,710,396	5,254,708	5,312,469
Intangible assets impairment charge	-	522,726	-
Total cost and operating expenses	50,716,001	57,909,253	55,642,099

LOSS FROM OPERATIONS	(21,513,813)	(25,676,272)	(18,473,748)

OTHER INCOME (EXPENSE)
Interest income	248,017	106,721	239,713
Interest expense	(780,852)	(201,184)	(1,802,804)
Other income & (expense)	-	460,000	-
Interest expense related to debt discount	(1,089,126)	-	(21,094,104)
Change in fair value of warrant liabilities	-	-	(48,107,969)
Change in fair value of conversion feature	2,387,326	-	-
Impairment of related party loans	(1,060,784)	-	-
Amortization of deferred financing costs	(531,792)	-	(3,238,602)
Total other income (expense)	(827,211)	365,537	(74,003,766)

LOSS BEFORE PROVISION FOR INCOME TAXES	(22,341,024)	(25,310,735)	(92,477,514)
Provision for income taxes	(289,136)	-	(800)
NET LOSS BEFORE NONCONTROLLING INTEREST	(22,630,160)	(25,310,735)	(92,478,314)
Net (loss) income attributable to non-controlling interest	-	-	(5,046)
Equity in earnings of unconsolidated joint venture	(501,776)	-	-
NET LOSS ATTRIBUTABLE TO COMPANY	(23,131,936)	(25,310,735)	(92,483,360)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	411,205	(624,275)	(1,655,917)
	411,205	(624,275)	(1,655,917)
COMPREHENSIVE LOSS	$(22,720,731)	$(25,935,010)	$(94,139,277)

Net loss per common share and equivalents - basic and diluted	$(0.21)	$(0.24)	$(1.31)

Weighted average shares outstanding during the period - basic and diluted	111,322,029	104,326,066	70,670,776

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Description	Common Shares	Common Amount	Other compre-hensive income (loss)	Accum-mulated Deficit	Total stock-holders Equity (Deficit)
Balance - December 31, 2009	53,695,984	$54,880,778	$1,136,897	$(62,335,076)	$(6,317,401)

Shares issued for acquisitions	7,682,869	16,008,172	-	-	16,008,172
Shares issued for financing	16,879,342	19,678,188	-	-	19,678,188
Shares issued for management compensation	1,395,168	2,441,544	-	-	2,441,544
Shares issued for note conversions	7,722,867	9,759,283	-	-	9,759,283
Shares issued for warrant exercises	1,087,809	2,237,897	-	-	2,237,897
Shares issued to consultants	195,876	293,371	-	-	293,371
Shares issued for employee stock option exercises	933	-	-	-	--
Shares issued for sign-in fee	-	(85,974)	-	-	(85,974)
Shares to be cancelled	-	(21,629)	-	-	(21,629)
Shares to be issued	-	3,461,865	-	-	3,461,865
Placement fees	-	(1,839,765)	-	-	(1,839,765)
Equity warrants	-	49,929,012	-	-	49,929,012
Amortization of Stock Options expense	-	2,639,236	-	-	2,639,236
Change in fair value of warrants	-	24,443,689	-	-	24,443,689
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	(1,655,917)	-	(1,655,917)
Net Loss	-	-	-	(92,483,360)	(92,483,360)
Balance - December 31, 2010	88,660,848	$183,825,664	$(519,020)	$(154,818,436)	$28,488,209

Shares issued related to Convertible Notes 2009 (to be issued in 2010)	2,210,367	-	-	-	-
Shares issued for warrant exercises	18,063,551	25,489,729	-	-	25,489,729
Shares issued for employee stock option exercises	786,672	1,255,237	-	-	1,255,237
Shares issued to consultants	303,506	737,611	-	-	737,611
Shares issued for board & management compensation	500,287	1,343,208	-	-	1,343,208
Shares to be issued	-	5,269	-	-	5,269
Warrant solicitation fee	-	(1,052,897)	-	-	(1,052,897)
Amortization of Stock Options expense	-	4,697,305	-	-	4,697,305
Expenses attributable to share issuances	-	(112,229)	-	-	(112,229)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	(624,275)	-	(624,275)
Net Loss	-	-	-	(25,310,735)	(25,310,735)
Elimination of rounding	(2)	-	-	-	-
Balance - December 31, 2011	110,525,229	$216,188,897	$(1,143,295)	$(180,128,371)	$34,917,233

Shares issued for warrant exercises	595,000	650,000	-	-	650,000
Shares issued for employee stock option exercises	464,972	519,425	-	-	519,425
Shares issued for board & management compensation	499,121	1,144,498	-	-	1,144,498
Shares issued for acquisitions	134,046	300,272	-	-	300,272
Shares returned by former CFO	(300,000)	-	-	-	-
Shares to be issued	-	50,100	-	-	50,100
Amortization of Stock Options expense	-	5,220,793	-	-	5,220,793
Expenses attributable to share issuances	-	(79,643)	-	-	(79,643)
Warrant solicitation fee	-	(28,438)	-	-	(28,438)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	411,205	-	411,205
Net Loss	-	-	-	(23,131,936)	(23,131,936)
Elimination of rounding	-	2	-	-	2
Balance - December 31, 2012	111,918,368	$223,965,907	$(732,090)	$(203,260,307)	$19,973,510

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,131,936)	$(25,310,735)	$(92,483,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,710,396	5,254,708	5,312,469
Provision for doubtful accounts	117,394	318,443	(584,722)
Stock based compensation	6,302,141	6,319,314	5,080,783
Non-controlling interest	-	-	5,046
Equity in earnings of joint venture	501,776	-	-
Amortization of shares issued for consultancy	-	499,591	507,609
Change in fair value of derivative instruments	(2,387,326)	-	48,167,991
Amortization of deferred financing costs	531,792	-	3,238,602
Interest expense relating to debt discount and conversion feature	1,089,126	-	21,094,104
Loans to related party impairment charge	1,060,784	-	-
Intangible assets impairment charge	-	522,726	-
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	(1,040,074)	-	-
Decrease (increase) in accounts receivable	1,292,883	(1,372,719)	(238,523)
Decrease (increase) in prepaid expenses, deposits and other assets	(247,443)	782,920	229,343
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	272,500	(140,229)	(1,574,761)
Increase (decrease) in deferred revenue	114,673	142,309	(131,886)
Increase (decrease) in accrued expenses and other payables	1,014,042	(1,587,264)	(2,730,533)
Net cash used in operating activities	(8,799,272)	(14,570,936)	(14,107,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,224,923)	(7,721,307)	(3,246,057)
Restricted cash	-	49	42
Cash received from acquisition of subsidiary	36,188	-	58,253
Impairment of related party loans	(1,060,784)	-	-
Payments for acquisition	-	(347,758)	-
Loan to joint venture party	(146,496)	-	-
Loan to third party	(111,023)	(448,195)	-
Net cash used in investing activities	(3,507,038)	(8,517,211)	(3,187,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-	13,769
Deferred financing costs	(543,437)	-	(205,326)
Proceeds from 8% Convertible Note, net of OID	8,000,000	-	-
Restricted cash	(2,273,720)	-	-
Payments on convertible note installment payments and interest	1,531,293	-	-
Loan from related party QAT Bridge Loan	-	-	2,518,220
Loan from related party Bridge SPA	-	-	2,885,000
Proceeds from Private Placement Offering	-	-	14,000,000
Trade note payable	(315,000)	271,915	-
Proceeds from exercise of warrants & options	1,081,925	26,808,067	502,621
Placement & solicitation fees	-	(1,185,741)	(1,814,766)
Net cash provided by financing activities	7,481,061	25,894,241	17,899,518
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	48,941	957,785	183,879
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,776,308)	3,763,879	787,797
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	6,009,576	2,245,697	1,457,900
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,233,268	$6,009,576	$2,245,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$504,718	$39,460	$1,295,298

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:	2012	2011	2010
Shares issued to convert the notes payable and accrued interest	$-	$-	$15,461,715
Cash paid during the period for income taxes	$-	$-	$800
Change in fair value of conversion feature	$2,387,326	$-	$-
Increase of share capital due to exercise of warrants and conversion of notes	$-	$-	$9,457,044
Warrants issued to placement agents for services, treated as deferred financing costs	-	-	2,565,300
Non-cash rent termination settlement	$342,006	$-	$-
Increase in share capital due to acquisitions	$578,357	$-	$14,899,393
Provision for income tax	$289,136	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Reclassification of changes to prior year information

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2. Financial Condition and Going Concern

As reflected in the accompany  consolidated financial statements the company incurred  net losses of $22.7 million and cash flow deficits from operations of $8.8 million for the year ended December 31, 2012, and accumulated deficit of $203.2 million as of December 31, 2012. Our sources of liquidity at December 31, 2012 consisted of cash and cash equivalents of $1.2 million . Based on our current forecast and current liquidity we believe additional financing or capital will be needed in order to meet our obligations over the next 12 months.

The company is currently seeking to obtain additional financing. Although the Company has previously been able to raise capital as needed, there are no guarantees that we will be able to secure additional financing or capital and thus raises substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for December 31, 2012 and December 31, 2011 include the accounts of Elephant Talk Communications Corp., including:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries Elephant Talk Communications Luxembourg SA, Elephant Talk Communications France S.A.S., Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Morodo Group Ltd., Elephant Talk Belgium BVBA, and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;
•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Communication Austria GmbH, Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH, Elephant Talk Communication (Europe) GmbH and the majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;
•	Elephant Talk Telecomunicação do Brasil LTDA, owned 90% by Elephant Talk Europe Holding B.V. and 10% by Elephant Talk Communication Holding AG;
•	Elephant Talk Europe Holding B.V.’s majority (60%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) and its majority owned (99%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. and Elephant Talk Middle East & Africa Bahrain W.L.L.;
•	its wholly-owned subsidiary Elephant Talk Limited and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC; and
•	its wholly-owned subsidiary ValidSoft Ltd and its wholly-owned subsidiaries ValidSoft (UK) Ltd and ValidSoft (Australia) Pty Ltd.
•	its wholly-owned subsidiary Elephant Talk Group International B.V., based in The Netherlands.

Mergers and acquisitions:

On February 1, 2012 we acquired out of bankruptcy proceedings a number of assets from the German based company Ensercom.

On March 28, 2012, the Company closed a minor acquisition by purchasing all outstanding shares of VoiceBottle B.V., a company based in the Netherlands with self-developed software in the area of web-based voicemail. Voicebottle was subsequently merged with our subsidiary Elephant Talk Europe Holding B.V.

On October 31, 2012, the Company entered into an agreement to acquire Morodo Ltd, a company established in the United Kingdom. Morodo provides low-cost global telephony and SMS services as a downloadable App as-a-service under its Mo-Call brand within the mobile and online applications market. Morodo Ltd has been consolidated in Company’s financial statements as of October 1, 2012.

The total cash and non cash consideration we paid for the acquisition of Ensercom, Voicebottle and Morodo was $963,118 for which we purchased $1,461,436 in assets, assumed $713,007 in liabilities and allocated $ 214,689 to goodwill for the Morodo acquisition.

All intercompany balances are eliminated in consolidation.

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, and Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters, net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss). The accumulated other comprehensive income (loss) as of December 31, 2012 and December 31, 2011 was ($732,090) and ($1,143,295), respectively. The foreign currency translation gain/(loss) for the years ended December 31, 2012 and 2011 was $411,205 and ($624,275), respectively.

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

Restricted Cash

Restricted cash of $1,230,918 consists of $742,427 relating to the amount in an escrow account for the remaining first year installments to be made on the $8,800,000 senior convertible note up to and including April 1, 2013. These first year installment payments have started on May 1, 2012 and will end on April 1, 2013. The balance as of December 31, 2012 of $742,427 covers the remaining 4 monthly installment payments that range between $181,000 and $189,000 (with an approximate average of $185,500). The current balance also includes some minor interest earned on the escrow account

In addition, restricted cash includes $488,491 of cash deposited on blocked accounts as bank guarantee for national interconnection and wholesale agreements with telecom operators.

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Allowances are recorded primarily on a specific identification basis. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $559,120 and $436,546, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured. The Company derives revenue from activities as a landline and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication services provided to customers (net of value added tax and inter-company revenue). For its security solutions revenue represents amounts earned for consultancy services, outsourcing, maintenance and licenses (net of value added tax and inter-company revenue).

The Company recognizes revenue from prepaid calling cards as the services are provided.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. Deferred revenue was $252,551 and $132,467 as of December 31, 2012 and December 31, 2011, respectively.

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

Reporting Segments

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company operates in a single business segment because operating and strategic decisions are made by decision makers who monitor the Company as a whole.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and customer deposits approximate their fair values based on their short-term nature. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. The Company's conversion feature, a derivative instrument, is recognized in the balance sheet at its fair values with changes in fair market value are reported currently in earnings.

Fair Value Measurements

In accordance with ASC 820 Fair Value Measurement, the Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but are traded less frequently, derivate instruments whose fair values have been derived using a model where inputs to the model are directly observable in the market and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3 – Instruments that have little to no pricing observability as of the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

The following table summarizes fair value measurements by level at December 31, 2012 for financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Conversion feature	$-	$-	$311,986	$311,986
Total liabilities	$-	$-	$311,986	$311,986

We have classified the outstanding conversion feature into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers.

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

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2008 and later, with certain state jurisdictions open for audit for earlier years. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2011 and 2012, nor did the Company record any amount for the implementation of ASC 740. The Company's policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2010, 2011 and 2012, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2011 or 2012.

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the years ended December 31, 2012 and 2011, the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

Intangible Assets

In accordance with ASC 350, intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 350, on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

Property and Equipment, Internally Developed and Third Party Software

The Company has adopted the provisions of ASC 985, Software. Property and equipment are initially recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance the assets or extend the useful life are charged to operating expenses as incurred. Included in property and equipment are certain costs related to the development of the Company’s internally developed software technology platform. We capitalize all costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment . To be consistent with the guidance found under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, ASU 2012-02 is intended to simplify impairment testing for indefinite-lived intangible assets other than goodwill by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded indefinite-lived intangible assets other than goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the indefinite lived assets other than goodwill are deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). This new standard is effective for the Company beginning June 1, 2013.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets recorded at $1,821,218 as of December 31, 2012, compared with $1,522,461 as of December 31, 2011. On December 31, 2012, $534,327 of the prepaid expenses was related to prepaid Value Added Tax (“VAT”). On December 31, 2011, prepaid VAT represented $615,596.

Note 5. Other Assets

Financial Investment in Joint Venture

In the fourth quarter 2011, the Company acquired one third (33.33%) of equity interest of Modale B.V. (previously known as Elephant Security I B.V.), a company incorporated on 26 October 2011 in the Netherlands. The investment was recorded at cost and is accounted for using the equity method. Modale B.V. was deemed a related party entity since one of the other owners of Modale B.V. is Elephant Security B.V., a majority owned and controlled entity of QAT Investments SA, an affiliate of the Company. As of December 31, 2011, the value of the financial investment in Modale B.V. was $323,708. As of December 31, 2012, the carrying value of the financial investment was $0 comprising the initial investment of $7,710 and $460,048 in loans, increased by a total of $34,018 in accrued interest and decreased by the full impairment of the investment in the total amount of ($501,776), following the bankruptcy of Modale B.V. on January 30, 2013.

Long-term Deposit

As of December 31, 2012, there were long-term earnest deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities of the total amount of $657,192, compared with $651,930 as of December 31, 2011. The deposits are refundable at the termination of the business relationship with the carriers.

Deferred Financing Costs

In connection with the 8% Convertible Notes issued on March 29, 2012, the Company incurred costs for a total amount of $590,120 related to perfecting liens of assets, contract review fees from lawyers, registration fees for registering underlying shares and some other smaller fees. These costs will amortize during the life of the Senior Secured Convertible Loan using the effective-interest method calculation. As of December 31, 2012, the total current amount still to be amortized is $381,114. As of December 31, 2011, the Company did not have deferred financing costs.

Note 6. Impairment of Related Party Loans

During 2012 the Company provided on loans with an interest rate of 7% per annum to Elephant Security B.V., from the Netherlands, in the amount of $1,060,784. Elephant Security B.V. was a related party entity since it was majority owned and controlled by QAT Investments SA, an affiliate of the Company. Following the bankrupcy of Elephant Security on December 19, 2012, all related loans and the associated accrued interest income of $57,160 have been impaired in the income statement for the year ended December 31, 2012. Both as of December 31, 2012 and as of December 31, 2011, the value of loans to related parties was $0.

Note 7. Property & Equipment

The Company’s Property & Equipment also include the capitalization of its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform;
•	CRM provisioning Software;
•	Mediation, Rating & Pricing engine;
•	ValidSoft security software applications;
•	Operations and business support software;
•	Network management tools.

Property and equipment at December 31, 2012 and December 31, 2011 consist of:

	Average Estimated	December 31,	December 31,
	Useful Lives	2012	2011
Furniture and fixtures	5	269,731	290,058
Computer, communication and network equipment	3 - 10	17,056,396	15,247,060
Software	5	6,123,371	4,752,070
Automobiles	5	87,925	98,416
Construction in progress		1,962,315	2,516,476
Total property and equipment		25,499,738	22,904,080

Less: accumulated depreciation		(12,411,467)	(9,588,393)
Total property and equipment, Net		$13,088,271	$13,315,687

Construction in progress consists of software projects in development that have not yet been completed. Total depreciation expense for the year ended December 31, 2012 totaled $2,949,261 compared to $2,231,799 and $2,260,489 for the same period 2011 and 2010, respectively. During the fourth quarter of 2012, the Company shortened the estimated useful lives of certain assets expected to be abandoned. The change in estimate increased depreciation expense by approximately $512,000 for the year ended December 31, 2012

Note 8. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets as of December 31, 2012 and 2011 consisted of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2012	2011
Customer Contracts, Licenses , Interconnect & Technology	5-10	$12,096,592	$11,480,653
ValidSoft IP & Technology	1-10	15,597,814	15,428,182
Total intangible assets		27,694,406	26,908,835

Less: Accumulated Amortization and impairment charges		(10,569,693)	(9,735,102)
Less: Accumulated Amortization ValidSoft IP & Technology		(6,621,687)	(4,389,534)
Total intangible assets, Net		$10,503,026	$12,784,199

Total amortization expense for the year ended December 31, 2012 totaled $2,761,135 compared to $3,022,909 and $3,051,980 for the same period 2011 and 2010, respectively. In 2011 an impairment charge was recorded for ($522,726) in the Profit & Loss and ($486,575) in the balance sheet. The assets impaired pertained primarily to the acquired two-stage dialing product offerings, which are part of the landline ravenues. In years 2012 and 2010, the company did not record any impairment.

Estimated future amortization expense related to our intangible assets is:

	2013	2014	2015	2016	2017	2018 and thereafter
Interconnect licenses and contracts	$552,996	$461,101	$79,300	$9,734	$-	$-
ValidSoft IP & Technology	2,083,467	2,083,467	1,943,786	1,897,071	522,614	249,199
	$2,636,463	$2,544,568	$2,023,086	$1,906,805	$522,614	$249,199

Note 9. Goodwill

Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated annually for impairment using a discounted cash flow model and other measurements of fair value such as market comparable transactions. The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting unit that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment. In the second step, a fair value for goodwill is estimated, based in part of the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

During the fourth quarter of 2012, we commenced our annual goodwill impairment test for 2012 and after considering qualitative factors including our market capitalization and the Company’s 2012 outlook announced in the Company concluded that a two-step goodwill impairment test was not required. We assess goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment. The Company periodically analyzes whether any such indicators of impairment exists. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others.

In performing the first step of the two-step goodwill impairment test, the Company determined that the fair value of the Company, as a single reporting unit, exceeded the carrying value by a significant amount indicating no impairment was necessary.

The carrying value of the Company’s goodwill as of December 31, 2012 and as of December 31, 2011 was as follows:

Goodwill	December 31, 2012	December 31, 2011
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
Goodwill Morodo	214,689	-
End of period exchange rate translation	(211,791)	(278,862)
Total	$3,436,731	$3,154,971

The operating results of ValidSoft have been consolidated with those of the Company starting April 1, 2010.

On October 31, 2012, we issued 250,000 restricted shares as purchase price consideration following the completion of the acquisition of Morodo. The total value for the consideration is $ 275,000. Following the valuation of Morodo, we allocated the above purchase price to the identifiable assets and liabilities of Morodo. The operating results of Morodo have been consolidated with those of the Company starting October 1, 2012.

Note 10. Overdraft

In 2004, Elephant Talk Ltd, a subsidiary of the Company executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of December 31, 2012, the overdraft balance, including accrued interest totaled, $350,114, compared to $312,236 as of December 31, 2011. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

Note 11. Deferred Revenue

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. They typically represent implementation fees. Deferred revenue was $252,551 and $132,467 as of December 31, 2012 and December 31, 2011, respectively.

Note 12. Accrued Expenses

As of December 31, 2012 and December 31, 2011, the accrued expenses comprised of the following:

	December 31, 2012	December 31, 2011
Accrued Selling, General & Administrative expenses	$2,175,845	$1,477,463
Accrued cost of service	648,958	562,240
Accrued taxes (including VAT)	288,651	294,689
Accrued interest payable	882,181	701,366
Other accrued expenses	124,901	-
Total accrued expenses	$4,120,536	$3,035,758

Note 13.   Loans Payable

Loans payable at December 31, 2012 and 2011 are summarized as follows:

	December	December
	31, 2012	31, 2011
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$320,491	$319,764
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	254,800	254,224
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	103,940	103,704
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,820	283,177
Total	$963,051	$960,869

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

Note 14. 8% Senior Secured Convertible Note

On March 29, 2012, the Company issued certain senior secured convertible notes (“8% Convertible Note” or “Notes”) to a number of investors (“Holders”) in the principal amount of $8,800,000 with the Company whereby the Holders agreed to provide the Company with net proceeds of $7,925,000, after an $800,000 Original Issue Discount and after a deduction of $75,000 for contract preparation fees. Various parties invoiced the company for a total amount of $387,807 relating to advisory fees, contract preparation fees during the first six month of 2012, According to the terms, the Note will bear an interest rate of 8%, compounded annually and matures May 1, 2014. The monthly installment payments (constituting principal and interest) total $2,273,718 for the first year and $7,520,365 for the second year through to maturity. During the three months ending September 30, 2012 the Company spent an additional $81,888 on financing costs and during the three months ending December 31, 2012 the Company spent an additional $45,425 on financing costs, mainly incurred by share  registration fees and legal consultants.

Of the $8 million in gross proceeds, the amount equal to the first year installments, being $2,273,718, was placed in escrow and was classified as restricted cash on the balance sheet and is applied on a monthly basis for the payment of the monthly installments. The amount deposited in escrow would cover all necessary installments up to and including April 2013. As of December 31, 2012 the remaining balance in the escrow account amounts to $742,427. At the election of the Company the Company can pay the full installment amount or parts thereof in common stock at an amount equal to 90% of the average of the five lowest volume weighted average price (“VWAP”) of the common stock during the twenty (20) Trading Days immediately prior to such installment on the trading day payment date. To date, the Company has not made use of the option to pay for the interest and repayment of principal in stock.

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

8% Senior Secured Convertible Loan Agreement Payable as of December 31, 2012:

8% Convertible Note	Short Term	Long Term	Total
8% Convertible Note	$4,958,472	$2,761,545	$7,720,017
Less:
Original Issue Discount (OID) (net of amortization)	432,327	44,887	477,214
Conversion Feature (net of amortization)	1,458,729	151,456	1,610,185
	$3,067,416	$2,565,202	$5,632,618

The remaining unamortized life of the OID and conversion feature is approximately 16 months and total remaining amortizations until the end of the loan are $477,214 for the OID and $1,610,185 for the conversion feature. The current outstanding principal on the Note as of December 31, 2012 is $7,720,017.

The Company has identified the conversion feature in the above instruments as an embedded derivative that requires evaluation and accounting under the guidance applicable to financial derivatives.  The conversion feature is bifurcated from the host debt contract and accounted for as a liability. The conversion feature is recorded at fair value at the date of issuance and marked-to-market each reporting period with changes in fair value recorded to the Company’s statements of operations and classified into “Change fair value in conversion feature” which is part of Other income and expenses. As of March 29, 2012 (“Closing date”) the Company recognized a “Fair Market Value” using a lattice model of $2,699,312 and evaluated the value of the conversion feature as per December 31, 2012 at a fair market value of $311,986. During 2012, the conversion feature liability was neither reduced by any conversion and redemption transactions associated with the convertible notes nor any unscheduled repayments of the principal amount.

Conversion Feature valuation as per December 31, 2012:
		Conversion Feature at fair market value	Conversion Feature remaining value netted in Convertible Note Payables	Number of outstanding conversion rights
At Closing March 29, 2012 (Initial Value)		$2,699,312	$2,699,312	3,371,648
Repayment of Principal		(331,279)	-	(413,793)
YTD Revaluation as of December 31, 2012 (Movement only)	Gain	(2,056,047)	-	-
YTD Amortization as of December 31, 2012 (Movement only)	Expense	-	(1,089,126)	-
As of December 31, 2012 (remaining balances/number)		$311,986	$1,610,185	2,957,855

The conversion feature associated with the Note is recorded at fair value using a lattice calculation model with variables such as quoted share price, volatility, remaining term and risk free interest rate which are observable market inputs including quoted market prices. We classify this instrument in Level 3 as quoted market prices can be corroborated utilizing observable current market prices on active exchanges.

Note 15. Loan from joint venture partner

The Company’s 51% owned subsidiary ET-UTS N.V. has received $555,907 in interest bearing (8% per annum) unsecured loans from the 49% shareholder in the joint venture, United Telecommunication Services N.V., the government owned incumbent telecom operator of Curaçao. The amount is inclusive of accumulated accrued interest. No maturity date has been fixed. The amount outstanding as of December 31, 2011 was $513,303.

Note 16. Stockholders’ equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 111,918,368 shares of common shares issued and outstanding as of December 31, 2012, an increase of 1,393,157 shares since December 31, 2011, largely due to the shares issued in connection with the exercise of 595,000 warrants; 464,972 shares issued to employees as a result of exercised employee stock options; 499,121 shares issued as consideration for management and board compensation, 300,000 shares returned after a settlement agreement with a former executive officer and 134,046 shares were issued for full consideration of a minor acquisition of the Company.

Reconciliation with stock transfer agent records:

The shares issued and outstanding as of December 31, 2012 according to the stock transfer agent’s records are 114,723,206. The difference in number of issued shares recognized by the Company of 111,918,368 shares is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006), 12,000 treasury shares issued under Employee benefits plan and the 2,558,938 Contingent Shares in connection with the ValidSoft acquisition which are kept in escrow.

(B) Preferred Stock

The Company’s Certificate of Incorporation (“Articles”) authorizes the issuance of 50,000,000 shares of 0.00001 par value Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company’s Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

During 2011 and 2012 the Company did not issue any shares of Preferred Stock.

(C) Warrants

Throughout the years the company has issued warrants with varying terms and conditions related to multiple funding rounds acquisitions and other. The warrants have been recorded and classified as equity. The Weighted Average Exercise Price for the currently outstanding warrants in the above table is $1.30. The below table summarises the warrants outstanding as per the below reporting dates.

	Exercise/ Conversion price(s) (range)

Outstanding Warrants		Expiring	2012	2011	2010
Warrants - Acquisitions	$0.63 - $2.25	2013	3,437,953	3,879,485	3,879,485
Warrants - Fundraising	$1.00 - $2.00	2013 - 2015	46,322,101	46,867,101	64,849,064
Warrants - Other	$2.21	2016	18,659	18,659	18,659
			49,778,713	50,765,245	68,747,208

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

Note 18. Non-Qualified Stock and Option Compensation Plan and Long Term Incentive Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of December 31, 2012, 75,000 stock options outstanding. There are remaining 600,000 shares and 14,490 stock options available for grant.

Current outstanding options have all vested already and generally vested over a 3 year period. Options generally expire 2 years from the date of vesting.

No grants were made during the year 2012. Also no exercises and or cancellations/forfeitures have occurred.

The current 75,000 outstanding options, if not exercised, will expire in 2013 with various expiration dates.

Following is a summary of the status of options outstanding at December 31, 2012:

	Options outstanding			Options exercisable

Range of exercise prices	Total options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$2.25-2.65	75,000	0.72 years	$2.25	75,000	$2.25

At December 31, 2012, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was $0.

2008 Long-Term Incentive Plan

In 2008, the Company adopted an incentive plan. This incentive plan initially provided for an authorized total awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008.

In 2011, the Company filed, after approval of the shareholders, an “Amended and Restated 2008 Long-Term Incentive Compensation Plan” which increased the amount under the 2008 plan to 23,000,000 shares of common stock in order to cover future grants under this Plan.

Reconciliation of registered and available shares and/or options as of December 31, 2012:

	Full Year 2012	Total

Registered 2008		5,000,000
Registered 2011		18,000,000
Total Registered under this plan		23,000,000
Shares (issued to):
Consultants	-	325,000
Directors and Officers	499,121	1,006,421
Options exercised	431,972	942,067
Options (movements):
Issued and Outstanding	4,843,700	12,205,717
Available for grant:		8,520,795

During 2012, no shares were issued to consultants under the Plan although the Company issued a total number of 325,000 shares during the term of the plan. As of 2012 the Company decided, in order to avoid costly separate registrations for the quarterly recurring share issues and the obligatory registration of such shares, to issue the non-cash compensation to directors and officers under this plan. During the full year of 2012 the Company issued 499,121 shares to various directors and officers which were issued in conjunction with their willingness to receive their total or part of their compensation in shares of the Company. The shares issued related to the period Q4-2011 upto and including Q3-2012. Shares belonging to Q4-2012 have been issued in 2013. Such shares are issued with a 25% discount on the 10 day average share price preceding the quarter of their relating services as per the terms agreed by the compensation committee held October 25 and 28, 2011.

During the full year 2012 the total of outstanding options has increased by 4,843,700 options due to the annual grant of options and currently a total of 12,205,717 stock options are outstanding under the Plan. Currently 325,000 shares of restricted common stock have been issued to consultants, 1,006,421 shares of common stock had been issued towards directors and officers and another 942,067 shares were issued as a result of exercised options during the existence of this plan.

Options granted generally vest immediately or up to a three-year period after grant date. Although options have been granted with a shorter term than two years, options generally expire between two and ten years from date of grant.

Common stock purchase options consisted of the following as of the years ended December 31, 2012, 2011 and 2010:

	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Options:
Outstanding as of December 31, 2009	976,000	$0.89	$758,900
Granted in 2010	3,271,000	$1.49	$4,460,521
Exercised (with delivery of shares)	-	$0.00	$-
Forfeitures (Pre-vesting)	(163,900)	$1.48	$(217,183)
Expirations (Post-vesting)	-	$0.00	$-
Exchanged for Cashless exercise	-	$0.00	$-
Outstanding as of December 31, 2010	4,083,100	$1.35	$5,002,238
Granted in 2011	4,644,883	$2.52	$6,312,781
Exercised (with delivery of shares)	(510,095)	$1.14	$(626,179)
Forfeitures (Pre-vesting)	(391,618)	$1.64	$(458,144)
Expirations (Post-vesting)	(3,000)	$0.82	$(2,076)
Exchanged for Cashless exercise	(29,281)	$1.24	$(33,141)
Outstanding as of December 31, 2011	7,793,989	$1.78	$10,195,479
Granted in 2012	6,211,354	$2.24	$7,382,599
Exercised (with delivery of shares)	(431,972)	$1.00	$(403,382)
Forfeitures (Pre-vesting)	(1,042,071)	$2.29	$(1,404,105)
Expirations (Post-vesting)	(281,667)	$2.23	$(398,199)
Exchanged for Cashless exercise	(43,916)	$1.66	$(56,248)
Outstanding as of December 31, 2012	12,205,717	$1.73	$15,316,144

The options granted in 2012 were granted with a weighted average exercise price of $2.24. The grant date fair market value of the options is $7,382,599.

The weighted average assumptions used for the options granted in 2012 using the Black-Scholes options model are: expected cumulative volatility of 134% based on calculated annual volatility of 81%, contractual life of 3.84 years, expected option life of 2.69 years (using the simplified method) and a Risk Free Interest Rate of 0.455%. The expected dividend yield is zero.

Following is a summary of the status and used assumptions of options outstanding as of the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Grants
During the year	6,211,354	4,644,883	3,271,000
Weighted Average Annual Volatility	81%	64%	137%
Weighted Average Cumulative Volatility	134%	152%	435%
Weighted Average Contractual Life of grants (Years)	3.84	9.66	9.95
Weighted Average Expected Life of grants (Years)	2.69	5.60	9.95
Weighted Average Risk Free Interest Rate	0.4553%	1.8993%	3.6770%
Dividend yield	0.0000%	0.0000%	0.0000%
Weighted Average Fair Value at grant-date	$1.10	$1.45	$1.43

Options Outstanding
Total Options Outstanding	12,205,717	7,793,989	4,083,100
Weighted Average Remaining Contractual Life (Years)	5.34	7.81	7.87
Weighted Average Remaining Expected Life (Years)	5.02	6.93	7.87
Weighted Average Exercise Price	$1.73	$1.78	$1.35
Aggregate Intrinsic Value (all options)	$(8,924,186)	$6,801,540	$4,134,349
Aggregate Intrinsic Value (only in-the-money options)	$100,611	$4,870,394	$4,156,749

Options Exercisable
Total Options Exercisable	4,358,510	1,284,547	325,000
Weighted Average Exercise Price	$1.96	$1.12	$1.09
Weighted Average Remaining Contractual Life (Years)	5.97	4.89	7.87
Aggregate Intrinsic Value (all options)	$(4,178,337)	$1,966,195	$412,750
Aggregate Intrinsic Value (only in-the-money options)	$100,465	$1,899,945	$412,750

Unvested Options
Total Unvested Options	7,847,207	6,509,442	3,758,100
Weighted Average Exercise Price	$2.25	$2.21	$1.32
Forfeiture rate used for this period ending	10.673%	6.509%	4.123%

Options expected to vest
Number of options expected to vest corrected by forfeiture	7,009,645	6,085,741	3,603,169
Unrecognized stock-based compensation expense	$3,014,397	$3,109,478	$2,070,414
Weighting Average remaining contract life (Years)	4.99	8.69	8.01

Exercises
Total shares delivered/issued	431,972	510,095	-
Weighted Average Exercise Price	$1.00	$1.14	$-
Intrinsic Value of Options Exercised	$177,547	$755,991	$-

At December 31, 2012 the not yet recognized expense portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $3,007,412. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate has been adjusted from 6.50% at closing 2011 to 10.74% as per closing December 2012 and the corresponding profit and loss effect has been accounted for in 2012.

Stock-Based Compensation Expense

Under the provisions of ASC 718 and ASC 505-50, the Company recorded for the quarter ended December 31, 2012, $1,421,080 in stock-based compensation expense for the 2008 Long-Term Incentive Plan, consisting of shares issued to directors and officers and employee option expensing. For the comparable period in 2011 such expensing was $1,302,288. The Company recorded for the twelve months ending December 31, 2012, $6,302,140 in stock-based compensation expense for the 2008 Long-Term Incentive Plan, consisting of shares issued to directors and officers and employee option expensing. For the comparable period in 2011 the expensing was $6,818,905. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant.

Stock-Based Compensation Expense	Three months ended December 31, 2012	Three months ended December 31, 2011	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011
Consultancy services	$-	$188,000	$-	$714,259
Directors and Officers (shares)	318,453	321,139	1,141,812	1,448,192
Employee (options)	1,102,627	793,149	5,160,328	4,656,454
	$1,421,080	$1,302,288	$6,302,140	$6,818,905

Note 19.  Income taxes

Income tax expense (benefit) for the year ended December 31, 2012 and 2011 is summarized as follows:

	December 31, 2012	December 31, 2011
Current:
Federal	$(7,776,840)	$(8,605,649)
State	(1,372,384)	(1,518,644)
Foreign	289,136	-

Deferred:
Federal	7,776,840	8,605,649
State	1,372,384	1,518,644
Foreign	-	$-
Income tax expense	$289,136	$-

The following is a reconciliation of the provision for income taxes at the United States federal statutory rate to the foreign income tax rate at December 31, 2012:

	2012	2011
Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Foreign income tax rate difference	10.2%	10.2%
Change in valuation allowance	29.8%	29.8%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2012 are as follows:

Deferred tax assets:	2012	2011
Deferred Tax Asset	$30,552,587	$44,347,310
Total gross deferred tax assets	30,552,587	44,347,310
Less: Valuation allowance	(30,552,587)	(44,347,310)
Net deferred tax assets	$-	$-

At December 31, 2012, the Company had accumulated tax carry forwards of approximately $120,623,577. The net change in the valuation allowance during the twelve months period ended December 31, 2012 was $ 9,149,224.

At December 31, 2011, the Company had accumulated tax carry forwards of approximately $ 110,866,274. The net change in the valuation allowance during the twelve months period ended December 31, 2011 was $ 10,124,293.

A valuation allowance of $ 30,552,587 and $44,347,309 at December 31, 2012 and 2011, respectively, has been recorded against deferred tax assets as the Company was unable to conclude that it is more likely than not that such deferred tax assets will be realized.

As of December 31, 2012, we had net federal operating loss carry forwards and state operating loss carry forwards of approximately $ 28 million. The net operating loss carry forwards expires in 2019. The net operating loss carry forwards for foreign countries amounts to approximately $92.7 million. In all foreign countries various periods of expiration dates are applicable.

Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company.  In the event we have a change in ownership, utilization of the carry forward could be restricted.”

In June 2006, the FASB issued ASC 740-10, which clarifies the accounting for uncertainty in income taxes. ASC 740-10 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of ASC 740-10 are effective for years beginning after December 15, 2006. We adopted ASC 740-10 on January 1, 2007 with no impact to our consolidated financial statements. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. As of December 31, 2012 we accrued ASC 740-10 tax reserve of $289,136 for uncertain tax liability including interest and penalties.

We do not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. We recorded the estimated value of uncertain tax positions by adjusting the value of certain tax assets. The following table summarizes the 2011 and 2012 activity related to the unrecognized tax benefits (excluding interest, penalties) and related tax carry forward:

Balance at December 31, 2010	$480,000
Decreases related to prior year tax positions	$(460,000)
Increases related to current year tax positions	$-
Balance at December 31, 2011	$20,000
Increases related to prior year tax positions	$279,136
Decreases related to prior year tax positions	$(10,000)
Increases related to current year tax positions	$-
Balance at December 31, 2012	$289,136

Note 20.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of December 31, 2012 and December 31, 2011 were as follows:

		Noncontrolling interest Balance at
Subsidiary	Noncontrolling Interest %	December 31, 2012	December 31, 2011

ETC PRS UK	49%	$9,434	$9,500
ETC PRS Netherlands	49%	126,013	126,894
ET Bahrain WLL	1%	3,438	4,382
ET ME&A FZ LLC	49.46%	37,091	37,091

Total		$175,976	$177,867

Note 21.  Commitments

Commitments of the Company relating to co-location, network and office rents, regulatory, interconnection fees and interest payments are as follows:

Year	Office	Co-location	Interconnect	Service & Support	Network	Loan & Interest	Total
2013	$459,404	$650,215	$609,581	$331,404	$284,730	$5,445,156	$7,780,490
2014	180,262	376,384	115,822	-	84,108	2,817,390	3,573,966
2015	82,560	311,630	90,048	-	76,778	-	561,016
2016	-	78,245	12,729	-	24,148	-	115,121
2017	$-	$-	$4,243	$-	$-	$-	4,243
							$12,034,836

The loan and interest commitments relate to the 2008 Convertible agreements. At the Company’s discretion, the monthly principal and interest can be repaid in stock. This can be decided on a monthly basis.

Note 22.  Litigation

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

Other.

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Note 23. Geographic Information

Twelve months ended December 31, 2012

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$29,053,151	$149,037	$29,202,188
Identifiable assets	$35,682,490	$1,793,051	$37,475,541

Twelve months ended December 31, 2011

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$32,094,975	$138,006	$32,232,981
Identifiable assets	$39,219,219	$5,592,884	$44,812,103

Note 24. Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consists of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized as follows:

For the year ended December 31, 2012, the Company had a customer, which accounted for 42.02% of the revenue. In the years 2011 and 2010, the same customer accounted for 57.92% and 60.37% of revenue, respectively.

Moreover, in 2012 the Company had a customer, which accounted for 26.21% of the revenue. In the years 2011 and 2010, the same customer accounted for 8.24% and 1.91% of revenue, respectively.

Note 25. Related Party Transactions

During 2012, the Company provided on loans with an interest rate of 7% per annum to Elephant Security B.V., from the Netherlands, in the amount of $1,060,784. Elephant Security B.V. was a related party entity since it was majority owned and controlled by QAT Investments SA, an affiliate of the Company. Following the bankrupcy of Elephant Security on December 19, 2012, all related loans and the associated accrued interest income have been impaired in the income statement for the year ended December 31, 2012.

During 2012, the Company provided loans with an interest rate of 7% per annum to Modale B.V. from the Netherlands (previously known as Elephant Security I B.V.), in the total amount of $146,496 with an accrued interest of $34,018. Modale B.V. was a joint venture where Elephant Talk Europe Holding B.V. (a 100% affiliate of the Company) and Elephant Security B.V.each held a 33% interest. On January 30, 2013 Modale B.V. was declared bankrupt. The total value of loans and the accrued interest have been fully expensed in the income statement for the year ended December 31, 2012. As consequence, the carrying value of the loans and accrued interest was $0 as of December 31, 2012.

During 2012, Quercus Management Group (‘QMG’) an entity affiliated with certain officers and directors of the Company received for providing throughout the full year office space, back office support and car travel expenses invoices for the total amount of $37,806.

During 2012, the company issued 135,269 shares to QAT II Investments, SA (“QAT II”) an entity affiliated with certain officers and directors of the Company as a result of the non-cash compensation (in lieu of cash) to these officers and directors. Although the transaction did not resulted in any cash proceed, the transaction can be valued at $229,510 as the shares were issued in lieu of cash. In addition the company also issued 135,269 shares to QAT Investments, SA (“QAT II”) another entity affiliated with certain officers and directors of the Company as a result of the non-cash compensation (in lieu of cash) to these officers and directors. Again although the transaction did not resulted in any cash proceed, the transaction can be valued at $229,510 as the shares were also issued in lieu of cash.

During 2012, QAT III Cooperatief U.A. (“QAT III”), an entity affiliated with certain officers and directors of the Company, was charged by the Company $7,710 for the occasional usage of the office in the Netherlands.

Note 26: Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Year ended December 31, 2011
	Q1	Q2	Q3	Q4

REVENUES	$8,508,014	$7,790,976	$7,796,936	$8,137,055
Cost of service	7,557,485	7,494,679	6,996,525	6,674,576
	950,529	296,297	800,411	1,462,479
Selling, general and administrative expenses	(3,416,357)	(3,824,756)	(4,325,272)	(5,023,264)
LOSS FROM OPERATIONS	(4,898,566)	(6,904,137)	(7,310,628)	(6,562,941)
Adjusted EBITDA	(2,465,828)	(3,528,459)	(3,524,861)	(3,560,785)
NET LOSS	4,713,224	6,721,423	7,271,107	6,604,981
Net loss per common share and equivalents - basic and diluted	(0.05)	(0.07)	(0.07)	(0.06)

	Year ended December 31, 2012
	Q1	Q2	Q3	Q4

REVENUES	$8,580,968	$7,084,969	$6,699,381	$6,836,870
Cost of service	6,889,217	5,185,048	4,603,588	4,141,474
	1,691,751	1,899,921	2,095,793	$2,695,396
Selling, general and administrative expenses	4,569,958	4,565,181	4,221,767	4,527,231
LOSS FROM OPERATIONS	(5,848,422)	(5,429,130)	(5,098,514)	$(5,137,747)
Adjusted EBITDA	(2,878,207)	(2,665,260)	(2,125,974)	(1,831,835)
NET LOSS	(6,005,189)	(4,990,909)	(5,474,665)	$(6,661,173)
Net loss per common share and equivalents - basic and diluted	(0.05)	(0.04)	(0.05)	$(0.06)

Note 27. Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were available to be issued.

On April 1, 2013, the Company closed the transaction for the acquisition of 100% of the assets of Telnicity in exchange of 1,000,000 shares as purchase price consideration. Telnicity is an U.S. based MVNE/MVNO enabler headquartered in Oklahoma City, Oklahoma.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2012.

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

Based upon this evaluation and the criteria encompassed in the above, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been attested by BDO LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2012, we conducted following remediation measures to address the material weakness identified as of December 31, 2011. Specifically, our management took the following steps during 2012:

•	Management improved the process for reviewing and approving the stockholders equity by hiring external accounting consultant who is knowledgeable regarding accounting guidance that is specific to the areas of stockholders equity and intangible fixed assets.

•	Management implemented steps to improve the specific accounting knowledge of the Company’s accounting personnel through the use and advice of outside consultants who are knowledgeable regarding accounting guidance that is specific to the areas of stockholders equity and intangible fixed assets.

Management tested the design and operating effectiveness of these new controls during our year-end closing process for 2012, and we have concluded that we have remediated material weaknesses, as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers and their ages as of March 9, 2013 are as follows:

Name	Age	Position	Director since
Steven van der Velden	56	Chairman of the Board President, Chief Executive Officer and Director	2006
Johan Dejager	53	Director	2006
Phil Hickman (1)(2)(3)	62	Director	2010
Rijkman Groenink (1)(2)(3)	63	Director	2011
Charles Levine (1)(2)(3)	59	Director	2011
Martin Zuurbier	53	Chief Technical Officer	n/a
Mark Nije	50	Chief Financial Officer	n/a
Pat Carroll	54	Chief Executive Officer – ValidSoft solutions	n/a
Alex Vermeulen	58	General Counsel	n/a

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

Phil Hickman was appointed as director on 29 March 2010. Mr. Hickman manages his own consultancy and advisory business in the fields of corporate strategy and organization, offshore banking, business process outsourcing (BPO), payment & cash management solutions, internet and telephony security, sales and marketing. Mr. Hickman is Chairman of ValidSoft, a member of the Elephant Talk Communications Group, and until April 2012 also a Director of Alfa Bank Holdings, the largest privately-owned bank in Russia and part of the Alfa Group.  He continues to act as an advisor with the Bank in Russia, Ukraine, Belarus and Kazakhstan. Mr Hickman is also Chairman of Earthport plc, a publicly quoted company in the UK engaged in the Payments industry. Mr. Hickman spent 32 years in HSBC Bank plc and has been responsible for developing and implementing many areas of change and innovation both in the UK and around the world. Before leaving HSBC, Mr. Hickman was Head of Strategy & Planning HSBC Commercial Bank.

Rijkman Groenink , was appointed as director on April 1, 2011. Mr. Groenink’s career spans nearly 35 years at ABN Amro, starting in 1974 at Amro, prior to its merger with ABN. He served for more than seven years as Chairman of the Managing Board of ABN Amro Holding NV. Under Groenink’s leadership the bank has been streamlined to focus on its core activities, while bolstering its operations through successful acquisitions, such as Banco Sudameris de Brazil, Delbrück & Co. and Bethmann Maffei in Germany, Michigan National, and the acquisition of Banca Antonveneta. Mr. Groenink was elected European Banker of the Year 2005. In November 2007 he left as Chair at ABN Amro, following the acquisition of the bank by a consortium of banks, comprising of RBS, Fortis and Santander. He is currently a partner at Atlas N.V., an investment vehicle. Mr. Groenink received a law doctorate from the University of Utrecht, a Diploma in Business Administration from Manchester Business School, and a diploma Honoris Causa M.B.A. in International Business from the MIB School of Management in Trieste, Italy. Mr. Groenink received a royal knighthood, when he was appointed Officer in the Order of Oranje-Nassau by Her Majesty Queen Beatrix in 2006.

Charles Levine was appointed on October 27, 2011 as a Director. Mr. Levine holds an MBA in marketing, management strategy and finance from the Kellogg School of Management – Northwestern University. He was chosen CEO of the Year 2001 by Frost & Sullivan. Mr. Levine resides in Glen Ellen, CA. He served as Senior Vice President of Octtel and as CEO of Cad Forms.Since his retirement as President of Sprint PCS in 2002, Mr. Levine has been an independent Corporate Director for both public and private companies.

Mr. Levine began his career as a brand assistant at Procter and Gamble, rising to the position of brand manager. At General Electric Company, Mr. Levine served in product management and marketing, from which he was recruited to join AT&T. At AT&T, he was responsible for AT&T telecom equipment focused on small business customers, generating $2 billion in profitable revenue. He serves as Chairman of the Board of Sierra Wireless (SWIR). He served as Director of Openwave (OPWV) until May 2012.

Executive Officers

Martin Zuurbier has been responsible for Operations and Chief Technical Officer since January 1, 2007 and a director from January 1, 2007 to July 27, 2012 as of when he serves as an observer of the Board. From January 2005 until January 1, 2007, Mr. Zuurbier had been the Chief Operating Officer and Chief Technology Officer of Benoit Telecom Holding AG, a telecom service provider in Europe that was acquired by us on January 1, 2007. From December 1999 to December 2004, Mr. Zuurbier served as director and was the founder of Vocalis Telecom Group located in The Netherlands and Switzerland. Mr. Zuurbier was responsible for building, maintaining and operating a telecommunications network spanning eight countries in Europe, including all back-office, billing and Client Provisioning Management systems. From January 1995 to June 1999, Mr. Zuurbier was directly involved in the telecommunications industry and was involved in the development of new switching technology in collaboration with hardware manufacturer Dialogic, implementation of the Amsterdam Carrier Ring in 1999 with COLT Telecom BV as the launch customer, and negotiating increased capacity on behalf of various international telecommunications companies. Prior to 1995, Mr. Zuurbier was involved in the production of television commercials for the European market.

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

Johan Dejager

Mr. Dejager is well qualified to serve on our board because of his experience in private equity and as representative of one our larger shareholders QAT Investments.

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

Committee Membership, Meetings and Attendance

During the fiscal year ended December 31, 2012, there were:

·	7 meetings of the Board of Directors;

·	6 meetings of the Audit Committee;

·	3 meetings of the Compensation Committee; and

·	2 meeting of the Nominating Committee.

Each director attended or participated in at least 3/4 of the meetings of the Board of Directors and his respective committees held during our fiscal year ended December 31, 2012 and during his term of service.

Board Committees

Our board of directors has established three standing committees: Audit and Finance, Nominating and Corporate Governance, and Compensation. Each Committee operates under a charter that has been approved by our board of directors.

Audit and Finance Committee

We have a separately designated standing Audit & Finance Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Audit Committee is currently composed of Phil Hickman (Chairman), Rijkman Groenink and Charles Levine. They are involved in discussions with management and our independent registered public accounting firm with respect to financial reporting and our internal accounting controls. All members are considered independent as defined in the listing standards applicable to the Company. The board of directors has determined that Mr. Hickman is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee has the sole authority and responsibility to select, evaluate and replace our independent registered public accounting firm or nominate the independent auditors for shareholder approval. The Audit Committee must pre-approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee consults with management but does not delegate these responsibilities. See “Audit Committee Report.”

The Audit Committee reviewed and discussed our audited financial statements as of and for the year ended December 31, 2012 with the Board of Directors.

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

Compensation Committee

Our Compensation Committee was formed on January 15, 2008 and consists of Charles Levine (Chairman), Rijkman Groenink and Phil Hickman. Our Compensation Committee will overview stock awards to officers and employees. The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the company.

In 2012 this Committee reviewed the Board and Management compensation, including bonus awards upon the realization of defined targets. Stock options were granted to staff and consultants. A companywide bonus plan – of which part is realised through stock – has been implemented by the Committee, following the appraisal system which was introduced in 2011. A sales commission structure for ValidSoft was introduced.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed on January 15, 2008 and consists of Rijkman Groenink (Chairman), Phil Hickman and Charles Levine. The Nominating and Corporate Governance Committee is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of shareholders; (3) recommending to the Board director nominees for each committee of the Board; (4) recommending to the Board the corporate governance principles applicable to the company; and (5) overseeing the annual evaluation of the Board and management. Pursuant to the Nominating and Corporate Governance Committee charter, there is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a shareholder or otherwise.

Corporate  Governance Guidelines

Our board of directors has adopted Corporate Governance Guidelines to which adherence is full commitment. The Corporate Governance Guidelines may be found on our website at www.elephanttalk.com .  We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of these Guidelines by posting such information on our website, at the address specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, the Forms 3, 4, 5 and schedule 13 G with respect to fiscal year 2012 were mostly timely filed with the SEC by such reporting persons except for the following:

QAT Investments did not file timely, and has not filed, on Form 4 or Form 5, a report pertaining to the acquisition of convertible notes and warrants by QAT Investments and the issuance of warrants to QMG in connection with the Offering and other required Section 16 transactions.

ITEM 11 .   EXECUTIVE COMPENSATION

General

This discussion and analysis of compensation arrangements with our named executive officers is intended to provide context for the decisions underlying the compensation paid to our named executive officers in 2012 and should be read together with the compensation tables and related disclosures set forth below.

Administration

Our board of directors has established a Compensation Committee that, among other duties, will administer the Incentive Plan. The Compensation Committee will be composed of directors, who will be “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Securities Exchange Act of 1934, as amended. Members of our Compensation Committee will be elected by the Board and make recommendations to the Board

The primary goals of our Compensation Committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives’ incentives with shareholder value creation. To achieve these goals, our Compensation Committee, with management’s input, recommends executive compensation packages to our Board of Directors. Although our Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we believe it is important for these executives to have equity ownership in our company to provide them with long-term incentives to build value for our shareholders.

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

The primary goals of our executive compensation program are to establish:

•	Our executive compensation program which primarily consists of a base salary, cash incentive payments upon the achievement of corporate objectives and long-term equity-based incentive awards, which historically are in the form of stock.
•	The equity component of our compensation program which is designed to align a portion of our executive officer's compensation with the interests of our stockholders to create long term value.

In 2011, the Compensation Committee gathered information from independent sources to determine a list of appropriate peer companies, compensation ranges for the executive officers and recommendations. The Compensation Committee reviewed the recommendations and approved the 2011 compensations to our named executive officers with no changes.

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

Compensation of Executive Officers Summary Table

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2012 and 2011. Individuals we refer to as our "named executive officers" include our Chief Executive Officer, Chief Technology Officer, Chief Financial Officer, Chief Executive Officer of ValidSoft and General Counsel.

SUMMARY COMPENSATION TABLE

Name and principle position	Year	Salary ($)		Total Bonus Awards ($)(1)	Stock Awards ($)(1)	Total ($)
Steven van der Velden	2011	$-		$46,412	$377,722	$424,134
(President and CEO)	2012	$-		$33,748	$393,742	$427,490
Martin Zuurbier	2011	$218,400	(a)	$37,974	$40,436	$296,810
(COO,CTO)	2012	$292,980	(a)	$28,124	$-	$321,104
Mark Nije	2011	$193,200	(b)	$31,090	$71,438	$295,728
(CFO)	2012	$269,850	(b)	$25,904	$-	$295,754
Patrick Carroll	2011	$193,200	(c)	$31,090	$102,028	$326,318
(CEO ValidSoft)	2012	$177,330	(c)	$20,722	$124,340	$322,392
Alex Vermeulen	2011	$151,200	(d)	$18,654	$14,521	$184,375
(General Counsel)	2012	$185,040	(d)	$12,254	$-	$197,294

Name and principle position	Year	Bonus Stock Awards ($)	Number of Shares as Bonus Stock Awards (#)(2)	Bonus Cash Awards ($)	Number of Options as Bonus Awards (#)	Grant Date Fair Value of Bonus Option Awards ($)	Total Bonus Awards ($)(1)
Steven van der Velden	2011	$46,412	18,381				$46,412
(President and CEO)	2012			$16,874	27,247	$16,874	$33,748
Martin Zuurbier	2011	$37,974	15,039				$37,974
(COO,CTO)	2012			$14,062	22,706	$14,062	$28,124
Mark Nije	2011	$31,090	12,313				$31,090
(CFO)	2012			$12,952	16,731	$12,952	$25,904
Patrick Carroll	2011	$31,090	12,313				$31,090
(CEO ValidSoft)	2012			$10,361	20,913	$10,361	$20,722
Alex Vermeulen	2011	$18,654	7,388				$18,654
(General Counsel)	2012			$6,217	10,038	$6,217	$12,254

(1)	The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the executives in the fiscal year in lieu of salary and bonus, valued in accordance with ASC 718 for the fiscal years ended December 31, 2011 and December 31, 2012. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for 2011 and 2012 calculations in this table are the share prices of the last trading day of each preceding quarter of grant. The calculations do include exchange differences as the basic salary and subsequent bonus in 2011 and 2012 has been agreed upon in euro. Payment can be elected either in cash or in shares in lieu of salary and bonus. When officers opt for payment in shares there is a 25% discount on the 'purchase' price. The amounts however are shown at fair market value by using the share price of the preceding month closing price. In principle officers might earn approximately 33% more than the 'agreed' cash salary when they have chosen for 100% compensation in shares.
(2)	The amounts included in this column are the number of restricted stock granted.
(a)	These amounts have been agreed and paid in euro. Amount for 2011 EUR 186,000 and for 2012 EUR 228,000
(b)	These amounts have been agreed and paid in euro. Amount for 2011 EUR 156,000 and for 2012 EUR 210,000
(c)	These amounts have been agreed and paid in euro. Amount for 2011 EUR 138,000 and for 2012 EUR 138,000
(d)	These amounts have been agreed and paid in euro. Amount for 2011 EUR 126,000 and for 2012 EUR 144,000

GRANT OF PLAN-BASED AWARDS

Name and principle position	Grant Date	Other Stock Awards: Number of Shares (#)	Totals (#)	Fair Value of Stock Awards ($)	Totals ($)
Steven van der Velden	Q1-2012	36,343		$98,472
(President and CEO)	Q2-2012	45,294		$101,364
	Q3-2012	57,786		$96,213
	Q4-2012	71,942		$97,693
	2012		211,365		$393,742
Patrick Carroll	Q1-2012	11,477		$31,096
(CEO ValidSoft)	Q2-2012	14,303		$32,010
	Q3-2012	18,248		$30,383
	Q4-2012	22,718		$30,851
	2012		66,746		$124,340

The Company elected to issue the compensation shares to the above executive officers from the shares authorized under its Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”)

The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the executives in 2012 in lieu of salary, valued in accordance with ASC 718 for the fiscal years ended December 31, 2012, where payment was done in shares in lieu of salary. When officers opt for payment in shares there is a 25% discount on the 'purchase' price. The amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for calculations in this table are the share prices of the last trading day of each preceding quarter of grant. The calculations take into consideration exchange differences as the agreed basic salaries for 2012 were denominated in euro. In principle, an executive officer may earn approximately 33% more than the agreed cash salary if the executive officer chooses to be compensated in stock only.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Number of Securities Underlying Unexercised Options
Name and principle position	Exercisable	Un-exercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Steven van der Velden	27,247	-	-	$1.21	8/21/2012	8/21/2015
(President and CEO)
Martin Zuurbier	22,706	-	-	$1.21	8/21/2012	8/21/2015
(COO,CTO)
Mark Nije	16,731	-	-	$1.21	8/21/2012	8/21/2015
(CFO)
Patrick Carroll	20,913	-	-	$1.21	8/21/2012	8/21/2015
(CEO ValidSoft)
Alex Vermeulen	10,038	-	-	$1.21	8/21/2012	8/21/2015
(General Counsel)

The Company elected to issue options to the above executive officers from the shares authorized under its Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”), issued as Incentive Stock Options (as defined in the Plan) to be fully vested upon their issuance; expire three years from their date of grant and be issued at an exercise price equal to the closing price as on grant date; and shall be subject to cash and cashless exercise.

Narrative Disclosure to Summary Compensation Table.

Consultancy and Employment Agreements

We currently have the following agreements with our executive directors and management:

Steven van der Velden, President and Chief Executive Officer, - We have a consultancy agreement with QAT Investments SA and QAT II Investments SA (the “QAT Companies”) for the provision of the services of Mr. van der Velden as President and Chief Executive Officer.. The QAT companies are paid for the services of Mr. Van der Velden as base compensation € 228,000 per year, of which 100% is paid in the form of restricted common stock, which is consistent with prior years.  Mr. Van der Velden receives no fees (cash or stock) for serving on our board of directors.

Martin Zuurbier, Operations/Chief Technical Officer - We intend to enter into a consultancy agreement with Interact W.L.L., a fully owned entity by Mr. Zuurbier, which will provide for the continued services of Mr. Zuurbier as Chief Technical Officer.  Interact is paid € 228,000 per year for the services of Mr. Zuurbier.

Mark Nije, Chief Financial Officer, - We intend to enter into a consultancy agreement with LMI Europe B.V, a wholly owned entity by Mr. Nije, which will provide for the continued services of Mr. Nije as Chief Financial Officer. LMI Europe B.V. is paid € 210,000 per year for the services of Mr. Nije.

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

Incentive Bonus Executive Officers

It is the Compensation Committee's objective to have a substantial portion of each executive officer's compensation contingent upon the achievement of corporate objectives. At the beginning of each year, our Chief Executive Officer discusses corporate objectives with the Compensation Committee to be used in the bonus plan. The Compensation Committee reviews the objectives with the Chief Executive Officer and then approves the objectives. In 2012, the Compensation Committee approved the corporate objectives with modifications from the suggested objectives. In 2012, each of our named executive officers was eligible to receive a cash bonus up to a percentage of their base salary as follows:

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

At the end of the year, our Chief Executive Officer evaluates the achievement of the corporate objectives and then recommends an incentive payment for each of the executive officers to the Compensation Committee, which advises the board to decide within its full discretion. In 2012, the corporate objectives on which our executive compensation was based, and their achievement, were as follows:

•	Cash flow	33.3%
•	Revenue	33.3%
•	Deal closure	33.3%

Cash Flow target will not be paid unless a threshold of 50% is met. If the cash Flow target is exceeded, the bonus for this category will be raised pro-rata with a cap of 152%.

Revenue targets will not be paid unless a threshold of 90% of the target is met. If the Revenue target is exceeded, the bonus for this category will be raised pro rata with a cap of 125%.

Deal Closure target will not be paid unless a threshold of 80% of the target is met. If the Deal Closure target is exceeded, the bonus for this category will be raised pro rata with a cap of 120%.

No proration between levels of the different targets is possible.

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

Compensation of Non- Executive Directors Summary Table

The following table represents compensation paid in 2012 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johan Dejager	$-	$106,667	$-	$-	$-	$-	$106,667
Phil Hickman	$70,000	$93,333	$-	$-	$-	$-	$163,333
Jacques Kerrest	$28,839	$35,000	$-	$-	$-	$-	$63,839
Charles E. Levine	$50,833	$67,778	$-	$-	$-	$-	$118,611
Rijkman Groenink	$-	$140,000	$-	$-	$-	$-	$140,000

In 2012 the compensation to our non-executive directors was paid with a minimum of 50% in shares. Compensation was paid per quarter in arrears, whereby the conversion of cash in shares was done at the average ETAK closings of the 10 days prior to the start of the quarter discounted by 25%. This is in line with our policy to stimulate as much as possible conversion in shares to improve our cash position. The shares for Johan Dejager were issued to QAT Investments, with which the Company has an agreement for the provision of the services of Johan Dejager.

Jacques Kerrest resigned on July 9, 2012.

Yves van Sante, Observer to the Board. Yves van Sante, CEO of QAT Investments SA, an affiliate of the company, is paid $109,452 for services provide as observer to the board. Include same text as with Johan that shares are provided to QAT etc.

Martin Zuurbier, Observer to the Board.  Mr. Zuurbier, the company’s Operations/Chief Technology Officer is observer to the board and does not receive additional compensation over and above his compensation as executive officer of the company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Beneficial Ownership of Principal Shareholders, Officers and Directors

The following table sets forth, based on 116,141,958 shares of common stock outstanding as of March 21, 2013 certain information as to the stock ownership of each person known by us to own beneficially five (5%) percent or more of the outstanding common stock, of each of the our named officers and directors who owns any shares and of all officers and directors as a group. In computing the outstanding shares of common stock, the Company has excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Elephant Talk Communications, Corp., Schiphol Blvd 249, 1118 BH Schiphol, The Netherlands.

Name of Beneficial Holder	Number of Shares of Common Stock Owned*		Percent of Class as of March 1, 2013
Rising Water Capital AG	32,084,518	(2)	26.29%
CMV Invest II CVA	8,689,660	(3)	7.16%
Patrick Carroll	301,134		(1)
Q.A.T. Investments SA	17,642,992	(4,5)	14.69%
Q.A.T. II Investments SA	21,286,337	(6)	16.19%
Phil Hickman	351,055	(8)	(1)
Rijkman Groenink	112,394		(1)
Martin Zuurbier	702,732	(7)	(1)
Mark Nije	745,816	(9)	(1)
Johan Dejager	3,319,612	(10)	2.82%
Charles Levine	40,620		(1)
Alex Vermeulen	292,132	(11)	(1)
Steven van der Velden	27,132	(12)	(1)
The Vanguard Group	6,308,021	(13)	5.43%
All Officers and Directors as a Group	5,892,627		5.02%

*	Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

(1)	Less than one percent

(2)	Includes warrants to purchase 5,915,487 shares of our common stock

(3)	Includes warrants to purchase 5,213,796 shares of our common stock

(4)	Includes shares owned directly by RWC. QAT holds a 51.3% ownership interest in RWC.

(5)	Includes warrants to purchase 892,930 shares of our common stock

(6)	Includes warrants to purchase 15,365,746 shares of our common stock

(7)	Mr. Zuurbier, CTO, owns 100% of Interact W.L.L. and therefore has voting and dispositive power of the shares of common stock held by this entity.

(8)	Mr. Hickman, Director, owns 100% of PGH Business Solutions Ltd. and therefore has voting and dispositive power of the shares of common stock held by this entity.

(9)	Mr. Nije, CFO, owns 100% of LMI Europe B.V. and therefore has voting and dispositive power of the shares of common stock held by this entity.

(10)	Includes warrants to purchase 1,328,576 shares of our common stock.

(11)	Mr. Vermeulen, General Counsel, owns 100% of Scere Company Italy SRL and therefore has voting and dispositive power of the shares of common stock held by this entity.

69

(12)

The number here does not include shares directly owned by RWC, QAT Investment SA, QAT Investments II SA, CMV Invest CVA and CMV Invest II CVA. Mr. Van der Velden has certain percentage ownership of the below entities. However, he does not control the right to vote or dispose of such shares directly owned by these entities and thus disclaims beneficial ownership with respect to such shares.

• RWC: 34% through Interfield Consultancy Ltd. which is 100% by Mr. Van der Velden

• QAT Investments SA : 30.79%

• QAT Investments II SA: 24,17%

• CMV Invest CVA: 27.25%

• CMV Invest II CVA: 40.75%.

(13)	Includes 23,600 shares of common stock beneficially owned by Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., as a result of its serving as investment manager of collective trust accounts. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd, Malvern, PA 19355.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In fiscal year 2012 the following related transactions took place, all of which were approved unanimously by the independent directors:

•	Fundraising Agreement with QMG, an affiliate of QAT Investments
•	Loans for a total amount of $1,060,784 to Elephant Security B.V., of which QAT Investments is a majority shareholder. On December 19, 2012 Elephant Security was declared bankrupt
•	Loans for a total amount of $146,459 to Modale B.V. of which Elephant Talk Europe Holding B.V., a 100% affiliate of the Company) and Elephant Security each hold a 33% interest. On January 30, 2013 Modale B.V. was declared bankrupt.

All future transactions between us and our officers, directors or five percent shareholders, and respective affiliates will be on terms no less favourable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

Director Independence

Our board of directors has determined that Rijkman Groenink, Phil Hickman and Charles Levine are independent, for NYSE MKT Stock Market purposes. All these gentlemen were re-elected in the General Shareholders Meeting of October4, 2012. All the gentlemen are members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

In addition, Rijkman Groenink, Phil Hickman and Charles Levine, qualify as “independent” under special standards established by the U.S. Securities and Exchange Commission (“SEC”) for members of audit committees. The Audit Committee includes three independent members. Mr Hickman is determined by the board of directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr Hickman’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr Hickman any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the board of directors. Our board of directors also determined that Mr Hickman has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees. The aggregate fees billed by BDO USA (“BDO”) for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting for the years ended December 31, 2012 and 2011 and the review of the financial statements included in our Current Reports on Form 10-Q during the 2012 and 2011 fiscal years totaled $433,804 and $273,000. The above amounts include interim procedures as audit fees as well as attendance at audit committee meetings.

Tax Fees. The aggregate fees billed by BDO for professional services rendered for tax compliance, for the years ended December 31, 2012 and 2011 were $0 and $0 respectively.

All Other Fees. The aggregate fees billed by BDO for products and services, other than the services described in the paragraphs captions “Audit Fees”, and “Tax Fees” above for the year ended December 31, 2012 and 2011 totaled $12,892 and $0.

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

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated By-Laws (2)

3.3	Amended and Restated Articles of Incorporation, filed with the State of California on June 10, 2008. (3)

3.4	Agreement and Plan of Merger between Elephant Talk Communication Corp, a Delaware corporation and Elephant Talk Communications, Inc., a California corporation, Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on July 26, 2011. (24)

3.5	Certificate of Merger (24)

3.6	Certificate of Incorporation of Elephant Talk Communication Corp., a Delaware corporation, incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on July 26, 2011. (24)

3.7	Bylaws of Elephant Talk Communication Corp., a Delaware corporation, incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed on July 26, 2011. (24)

10.1	Stock Purchase Agreement dated June 30, 2005, by and among the Company and Rising Water Capital, A.G. (4)

10.2	Convertible Promissory Note dated December 15, 2005, by the Company, in favor of Rising Water Capital, A.G. (5)

10.3	Equity Transfer Agreement, dated January 4, 2006, by and among Zhongrun Chuangtou Technology Co. Ltd. and Guangdong Guangxiang Network Information Co., Ltd (6)

10.4	Exclusive Technical Consulting and Services Agreement, dated January 2, 2006, by and among Jinfuyi Technology (Beijing) Co., Ltd. and Beijing Chinawind Communication Information Technology Co., Ltd. (6)

10.5	Convertible Promissory Note dated May 26, 2006, by the Company, in favor of Rising Water Capital, A.G. (7)

10.6	Agreement of Purchase and Sale, dated November 16, 2006, by and among the Company, Elephant Talk Europe Holding B.V. and Beltrust A.G. (8)

10.7	Form of Common Stock Purchase Agreement, dated August 31, 2007, by and among the Company and certain investors. (9)

10.8	Settlement Agreement, entered by and between the Company and Rising Water Capital AG. (10)

10.9	Loan Agreement by and between the Company and QAT II Investments dated January 27, 2009(11)

10.10	Loan Agreement by and between the Company and QAT II Investments dated February 15, 2009(12)

10.11	Loan Agreement by and between the Company and QAT II Investments dated February 23, 2009(12)

10.12	Loan Agreement by and between the Company and QAT II Investments dated March 31, 2009(12)

10.13	Security Agreement, entered into by and between the Company and QAT II Investments (12)

10.14	Loan Agreement by and between the Company and QAT II Investments dated May 27, 2009(13)

10.15	Contract for the Supply of Operation and Technical Services through a Comprehensive Technological Platform between Vizzavi Espana S.L. and the Company(14)

10.16	Collaboration Agreement by and between ValidSoft Limited and the Company(15)

10.17	Loan Agreement by and between the Company and QAT II Investments dated July 1, 2009(16)

10.18	Amendments to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, and May 27, 2009 by and between QAT II Investments and the Company(16)

10.19	Side Agreement by and between ValidSoft Limited and the Company(17)

10.20	Extension Agreement by and between ValidSoft Limited and the Company(17)

10.21	Amendment to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, May 27, 2009, July 1, 2009 and July 8, 2009 by and between QAT II Investments and the Company(18)

10.22	Letter Agreement by and between ValidSoft Limited and the Company(19)

10.23	Heads of Terms Agreement by and between ValidSoft Limited and the Company(20)

10.24	Loan Agreement by and between the Company and QAT II Investments dated February 3, 2010(21)

10.25	Loan Agreement by and between the Company and QAT II Investments dated February 24, 2009 (22)

10.26	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company. and the shareholders of ValidSoft Limited other than Enterprise Ireland (23)

10.27	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland(23)

10.28	Securities Purchase Agreement by and among the Company and certain purchasers dated March 29, 2012(25)

10.29	Form of Secured Convertible Note issued to certain purchasers dated March 29, 2012(25)

10.30	Security Agreement by and among the Company and its subsidiaries and certain purchasers dated March 29, 2012(25)

10.31	Form of Escrow Agreement by and among the Company, certain purchasers and Wells Fargo Bank, National Association dated March 29, 2012(25)

10.32	Subsidiary Guaranty by and among the company and its subsidiaries and certain purchasers dated March 29, 2012(25)

10.33	Registration Rights Agreement by and among the Company and certain purchasers dated March 29, 2012(25)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent public accounting firm BDO USA, LLP (*)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

101.INS	XBRL Instance Document (***)

101.SCH	XBRL Taxonomy Extension Schema Document (***)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (***)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (***)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (***)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (***)

*	Filed Herewith

**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 28, 2007.

(2)	Filed as an Exhibit to our Current Report on Form 8-K on January 22, 2008.

(3)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(4)	Filed as an Exhibit to our Current Report on Form 8-K on July 7, 2005.

(5)	Filed as an Exhibit to our Current Report on Form 8-K on December 16, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K on January 13, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K on June 5, 2006.

(8)	Filed as an Exhibit to our Current Report on Form 8-K on December 1, 2006.

(9)	Filed as an Exhibit to our Current Report on Form 8-K on November 19, 2007.

(10)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K on February 2, 2009.

(12)	Filed as an Exhibit to our Current Report on Form 8-K on April 9, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K on June 1, 2009.

(14)	Filed as an Exhibit to our Current Report on Form 8-K on June 4, 2009 and amended by a Current Report on Form 8-K filed September 17, 2009.

(15)	Filed as an Exhibit to our Current Report on Form 8-K on June 24, 2009.

(16)	Filed as an Exhibit to our Current Report on Form 8-K on July 2, 2009.

(17)	Filed as an Exhibit to our Current Report on Form 8-K on July 8, 2009.

(18)	Filed as an Exhibit to our Current Report on Form 8-K on July 21, 2009.

(19)	Filed as an Exhibit to our Current Report on Form 8-K on August 6, 2009.

(20)	Filed as an Exhibit to our Current Report on Form 8-K on November 6, 2009.

(21)	Filed as an Exhibit to our Current Report on Form 8-K on February 18, 2010.

(22)	Filed as an Exhibit to our Current Report on Form 8-K on February 26, 2010.

(23)	Filed as an Exhibit to our Current Report on Form 8-K on March 23, 2010.

(24)	Filed as an Exhibit to our Current Report on Form 8-K on October 4, 2011.

(25)	Fields as Exhibits to our Annual Report on Form 10-K filed on March 30, 2012.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: April 2, 2013	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director (Principal Executive Officer)	April 2, 2013
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2013
Mark Nije

/s/ Johan Dejager	Director	April 2, 2013
Johan Dejager

/s/ Rijkman Groenink	Director	April 2, 2013
Rijkman Groenink

/s/ Phil Hickman	Director	April 2, 2013
Phil Hickman

/s/ Charles Levine	Director	April 2, 2013
Charles Levine

