Form 10-K/A
period 2012-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2013-04-25
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

000-30061

(Commission file No.)

ELEPHANT TALK COMMUNICATIONS CORP.

(Exact name of small business issuer as specified in its charter)

DELAWARE	95-4557538
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

9705 N. Broadway Ext.  Ste 200, 2nd Floor

Oklahoma City, OK  73114

(Address of principal executive offices)

+31 (0) 206535916

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

EXPLANATORY NOTE

Elephant Talk Communications Corp. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which was originally filed on April 2, 2013 (the “Original Filing”), to include reference to certain registration statements on Form S-8 and Form S-3 in the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1.

 This Amendment No. 1 amends and restates in its entirety Item 15 “Exhibits, Financial Statement Schedules”.  This Amendment does not affect any other parts of, or exhibits to, the Original Filing.

Except as expressly stated in this Amendment No.1, this Amendment No. 1 continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained in the Amendment No. 1 to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment No. 1 must be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including amendments to those filings, if any.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated By-Laws (2)

3.3	Amended and Restated Articles of Incorporation, filed with the State of California on June 10, 2008. (3)

3.4	Agreement and Plan of Merger between Elephant Talk Communication Corp, a Delaware corporation and Elephant Talk Communications, Inc., a California corporation, Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on July 26, 2011. (24)

3.5	Certificate of Merger (24)

3.6	Certificate of Incorporation of Elephant Talk Communication Corp., a Delaware corporation, incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on July 26, 2011. (24)

3.7	Bylaws of Elephant Talk Communication Corp., a Delaware corporation, incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed on July 26, 2011. (24)

10.1	Stock Purchase Agreement dated June 30, 2005, by and among the Company and Rising Water Capital, A.G. (4)

10.2	Convertible Promissory Note dated December 15, 2005, by the Company, in favor of Rising Water Capital, A.G. (5)

10.3	Equity Transfer Agreement, dated January 4, 2006, by and among Zhongrun Chuangtou Technology Co. Ltd. and Guangdong Guangxiang Network Information Co., Ltd (6)

10.4	Exclusive Technical Consulting and Services Agreement, dated January 2, 2006, by and among Jinfuyi Technology (Beijing) Co., Ltd. and Beijing Chinawind Communication Information Technology Co., Ltd. (6)

10.5	Convertible Promissory Note dated May 26, 2006, by the Company, in favor of Rising Water Capital, A.G. (7)

10.6	Agreement of Purchase and Sale, dated November 16, 2006, by and among the Company, Elephant Talk Europe Holding B.V. and Beltrust A.G. (8)

10.7	Form of Common Stock Purchase Agreement, dated August 31, 2007, by and among the Company and certain investors. (9)

10.8	Settlement Agreement, entered by and between the Company and Rising Water Capital AG. (10)

10.9	Loan Agreement by and between the Company and QAT II Investments dated January 27, 2009(11)

10.10	Loan Agreement by and between the Company and QAT II Investments dated February 15, 2009(12)

10.11	Loan Agreement by and between the Company and QAT II Investments dated February 23, 2009(12)

10.12	Loan Agreement by and between the Company and QAT II Investments dated March 31, 2009(12)

10.13	Security Agreement, entered into by and between the Company and QAT II Investments (12)

10.14	Loan Agreement by and between the Company and QAT II Investments dated May 27, 2009(13)

10.15	Contract for the Supply of Operation and Technical Services through a Comprehensive Technological Platform between Vizzavi Espana S.L. and the Company(14)

10.16	Collaboration Agreement by and between ValidSoft Limited and the Company(15)

10.17	Loan Agreement by and between the Company and QAT II Investments dated July 1, 2009(16)

10.18	Amendments to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, and May 27, 2009 by and between QAT II Investments and the Company(16)

10.19	Side Agreement by and between ValidSoft Limited and the Company(17)

10.20	Extension Agreement by and between ValidSoft Limited and the Company(17)

10.21	Amendment to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, May 27, 2009, July 1, 2009 and July 8, 2009 by and between QAT II Investments and the Company(18)

10.22	Letter Agreement by and between ValidSoft Limited and the Company(19)

10.23	Heads of Terms Agreement by and between ValidSoft Limited and the Company(20)

10.24	Loan Agreement by and between the Company and QAT II Investments dated February 3, 2010(21)

10.25	Loan Agreement by and between the Company and QAT II Investments dated February 24, 2009 (22)

10.26	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company. and the shareholders of ValidSoft Limited other than Enterprise Ireland (23)

10.27	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland(23)

10.28	Securities Purchase Agreement by and among the Company and certain purchasers dated March 29, 2012(25)

10.29	Form of Secured Convertible Note issued to certain purchasers dated March 29, 2012(25)

10.30	Security Agreement by and among the Company and its subsidiaries and certain purchasers dated March 29, 2012(25)

10.31	Form of Escrow Agreement by and among the Company, certain purchasers and Wells Fargo Bank, National Association dated March 29, 2012(25)

10.32	Subsidiary Guaranty by and among the company and its subsidiaries and certain purchasers dated March 29, 2012(25)

10.33	Registration Rights Agreement by and among the Company and certain purchasers dated March 29, 2012(25)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent of independent registered public accounting firm BDO USA, LLP (****)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (****)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (****)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (****)(**)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (****)(**)

101.INS	XBRL Instance Document (***)

101.SCH	XBRL Taxonomy Extension Schema Document (***)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (***)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (***)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (***)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (***)

*	Previously filed as an exhibit to our Annual Report on Form 10-K filed on April 2, 2013.

**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

***

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

****	Filed herein

(1)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 28, 2007.

(2)	Filed as an Exhibit to our Current Report on Form 8-K on January 22, 2008.

(3)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(4)	Filed as an Exhibit to our Current Report on Form 8-K on July 7, 2005.

(5)	Filed as an Exhibit to our Current Report on Form 8-K on December 16, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K on January 13, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K on June 5, 2006.

(8)	Filed as an Exhibit to our Current Report on Form 8-K on December 1, 2006.

(9)	Filed as an Exhibit to our Current Report on Form 8-K on November 19, 2007.

(10)	Filed as an Exhibit to our Current Report on Form 8-K on June 12, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K on February 2, 2009.

(12)	Filed as an Exhibit to our Current Report on Form 8-K on April 9, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K on June 1, 2009.

(14)	Filed as an Exhibit to our Current Report on Form 8-K on June 4, 2009 and amended by a Current Report on Form 8-K filed September 17, 2009.

(15)	Filed as an Exhibit to our Current Report on Form 8-K on June 24, 2009.

(16)	Filed as an Exhibit to our Current Report on Form 8-K on July 2, 2009.

(17)	Filed as an Exhibit to our Current Report on Form 8-K on July 8, 2009.

(18)	Filed as an Exhibit to our Current Report on Form 8-K on July 21, 2009.

(19)	Filed as an Exhibit to our Current Report on Form 8-K on August 6, 2009.

(20)	Filed as an Exhibit to our Current Report on Form 8-K on November 6, 2009.

(21)	Filed as an Exhibit to our Current Report on Form 8-K on February 18, 2010.

(22)	Filed as an Exhibit to our Current Report on Form 8-K on February 26, 2010.

(23)	Filed as an Exhibit to our Current Report on Form 8-K on March 23, 2010.

(24)	Filed as an Exhibit to our Current Report on Form 8-K on October 4, 2011.

(25)	Fields as Exhibits to our Annual Report on Form 10-K filed on March 30, 2012.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: April 25, 2013	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director (Principal Executive Officer)	April 25, 2013
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2013
Mark Nije

/s/ Johan Dejager	Director	April 25, 2013
Johan Dejager

/s/ Rijkman Groenink	Director	April 25, 2013
Rijkman Groenink

/s/ Phil Hickman	Director	April 25, 2013
Phil Hickman

/s/ Charles Levine	Director	April 25, 2013
Charles Levine