Form 10-Q
period 2013-03-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2013-05-10
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

000-30061

( Commission file No.)

ELEPHANT TALK COMMUNICATIONS CORP.

(Exact name of small business issuer as specified in its charter)

DELAWARE	95-4557538
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

9705 N. Broadway Ext.

Ste 200, 2nd Floor

Oklahoma City, OK 73114

USA

(Address of principal executive offices)

405 301 6774

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

Yes ☐ No ☒

As of April 30, 2013, there were 118,220,964 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$570,579	$1,233,268
Restricted cash	664,679	1,230,918
Accounts receivable, net of an allowance for doubtful accounts of $558,438 and $559,120 at March 31, 2013 and December 31, 2012 respectively	4,502,499	5,123,803
Prepaid expenses and other current assets	2,342,762	1,821,218
Total current assets	8,080,519	9,409,207

OTHER ASSETS	898,001	1,038,306

PROPERTY AND EQUIPMENT, NET	12,674,383	13,088,271

INTANGIBLE ASSETS, NET	9,495,999	10,503,026

GOODWILL	3,330,438	3,436,731

TOTAL ASSETS	$34,479,340	$37,475,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$359,017	$350,114
Accounts payable and customer deposits	5,738,518	5,139,292
Deferred Revenue	281,536	252,551
Accrued expenses and other payables	4,149,966	4,120,536
8% Convertible Note	4,701,714	3,067,416
Loans payable	961,525	963,051
Total current liabilities	16,192,276	13,892,960

LONG TERM LIABILITIES
8% Convertible Note	1,083,932	2,565,202
Conversion feature	451,779	311,986
Loan from joint venture partner	567,100	555,907
Total long term liabilities	2,102,811	3,433,095

Total liabilities	18,295,087	17,326,055

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 113,369,656 issued and outstanding as of March 31, 2013 compared to 111,918,386 shares issued and outstanding as of December 31, 2012	225,902,751	223,965,907
Accumulated other comprehensive income (loss)	(1,493,852)	(732,090)
Accumulated deficit	(208,398,230)	(203,260,307)
Elephant Talk Communications, Corp. stockholders' equity	16,010,669	19,973,510

NON-CONTROLLING INTEREST	173,584	175,976
Total stockholders' equity	16,184,253	20,149,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,479,340	$37,475,541

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	March 31, 2013	March 31, 2012

REVENUES	$6,596,500	$8,580,968

COST AND OPERATING EXPENSES
Cost of service	3,548,277	6,889,217
Selling, general and administrative expenses	4,497,064	4,569,958
Non-cash compensation to officers, directors and employees	1,410,910	1,691,746
Depreciation and amortization of intangibles assets	1,319,988	1,278,469
Total cost and operating expenses	10,776,239	14,429,390

LOSS FROM OPERATIONS	(4,179,739)	(5,848,422)

OTHER INCOME (EXPENSE)
Interest income	33,720	105,162
Interest expense	(223,752)	(90,607)
Other income & (expense)	-	(163,331)
Interest expense related to debt discount and conversion feature	(558,028)	(7,683)
Change in fair value of conversion feature	(139,792)	3,669
Amortization of deferred financing costs	(70,332)	(3,977)
Total other income (expense)	(958,184)	(156,767)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,137,923)	(6,005,189)
Provision for income taxes	-	-
NET LOSS	(5,137,923)	(6,005,189)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(761,762)	869,783
	(761,762)	869,783

COMPREHENSIVE LOSS	$(5,899,685)	$(5,135,406)

Net loss per common share and equivalents - basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding during the period - basic and diluted	112,748,951	110,656,531

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,137,923)	$(6,005,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,319,988	1,278,469
Provision for doubtful accounts	5,620	143,849
Stock based compensation	1,410,910	1,691,746
Provision for holiday leave	-	25,059
Fair value of conversion feature, interest expense related to debt discount and amortization of deferred financing costs	768,152	-
Financial Investments in Joint Venture	-	163,331
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	479,823	(1,632,045)
Decrease (increase) in prepaid expenses, deposits and other assets	(548,584)	(678,765)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	758,072	2,558,360
Increase (decrease) in deferred revenue	38,735	200,202
Increase (decrease) in accrued expenses and other payables	602,395	368,189
Net cash used in operating activities	(302,812)	(1,886,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(604,029)	(889,775)
Restricted cash	-	(256,102)
Loans to related party	-	(449,476)
Loan to third party	-	(121,870)
Net cash used in investing activities	(604,029)	(1,717,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	-	(50,000)
Exercise of warrants & options	13,797	694,090
Cash from Escrow account for principal and interest payments on 8% Convertible notes	556,757	-
Cash used for principal repayments on 8% Convertible notes payment	(405,000)	-
Net cash provided by financing activities	165,554	644,090

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	78,598	69,241
NET DECREASE IN CASH AND CASH EQUIVALENTS	(662,689)	(2,890,686)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	6,009,576
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$570,579	$3,118,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES:
Cash paid during the period for interest	$166,369	$-
Shares issued for third party settlement	$468,000	$-

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

As a mobile Software Defined Network Architecture (Software DNA™) vendor Elephant Talk Communications Corp. and its subsidiaries (also referred to as “we”, “Elephant Talk”, “ET” and “the Company”) provide a one stop shop solution for a full suite of mobile, fixed and convergent telecommunications software services. We also provide layered security services for mission critical applications in the cloud, through our product line, ValidSoft.

Our Company has developed over the last decade, mainly ‘in-house’, a comprehensive Mobile Software DNA Platform, capable of hosting an integrated IT/BackOffice and Core Network for Mobile Network Operators (MNOs), Mobile Virtual Network Operators (MVNOs), Enablers (MVNEs) and Aggregators (MVNAs) on a fully outsourced basis. Our mobile enabling platform is either made available as an on premise solution or as a fully hosted service in ‘the cloud’, depending on the individual needs of our MNO and MVNO/MVNE/MVNA partners. Our mobile security services supply telecommunications-based multi-factor mutual authentication, identity and transaction verification solutions for all electronic transaction channels. This integrated suite of security services provides mission critical applications in the cloud to customers in industries such as financial services, government benefits, and insurance, as well as electronic medical record providers and mobile network operators. Our company provides customers the means to effectively combat a variety of electronic fraud while at the same time protecting consumer privacy.

Basis of presentation of Interim Periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in our 2012 Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows as of and for the periods presented.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for March 31, 2013 and December 31, 2012 include the accounts of Elephant Talk Communications Corp., including:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries Elephant Talk Communications Luxembourg SA, Elephant Talk Communications France S.A.S., Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Morodo Group Ltd., Elephant Talk Belgium BVBA, Elephant Talk S.A. de CV, and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;
•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Telekom GmbH (Austria), Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH, Elephant Talk Communication (Europe) GmbH and the majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;
•	Elephant Talk Telecomunicação do Brasil LTDA, owned 90% by Elephant Talk Europe Holding B.V. and 10% by Elephant Talk Communication Holding AG;
•	Elephant Talk Europe Holding B.V.’s majority (60%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) and its majority owned (99%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. and Elephant Talk Middle East & Africa Bahrain W.L.L.;
•	its wholly-owned subsidiary Elephant Talk Limited and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC;
•	its wholly-owned subsidiary ValidSoft Ltd and its wholly-owned subsidiaries ValidSoft (UK) Ltd and ValidSoft (Australia) Pty Ltd.; and

•	its wholly-owned subsidiaries Elephant Talk Group International B.V. and Elephant Talk North America Corp.

All intercompany balances are eliminated in consolidation.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Historically, we have relied on a combination of debt and equity financings to fund our on-going cash requirements. The Company’s operations have not yet resulted in positive cash flow and accordingly, management has been considering additional financing alternatives. January and February 2013 showed comparable operational cash burn rates (estimated by us by using adjusted EBITDA) as fourth quarter 2012 whereby March 2013 was near break-even which resulted in a first quarter 2013 adjusted EBITDA of minus $1.4 million excluding working capital changes, capital expenditures. As of December 31, 2012 until March 31, 2013, we have used around $0.7 million of our cash the requirements of which were reduced through new contracted revenues as well as limiting working capital requirements through overall cash management and deferral of payables. The company intends to close additional financing in May 2013, though there can be no assurance that such financing will close in such period.

We estimate our additional cash requirements for the upcoming twelve months, including working capital requirements, certain losses, capital expenditures and debt servicing to be around $11 to $12 million, excluding acquisitions or accelerated contract roll-outs, but including around $7.5 million in principal and interest payments on our Convertible Notes.

However, if the Company is unable to secure additional capital, it may not be able to continue operations. As of March 31, 2013, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Significant Accounting Policies

Currency Translation

The functional currency is the Euro for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, for its wholly-owned subsidiary Elephant Talk Global Holding B.V., and the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of the subsidiaries were translated to US Dollars using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters” (“ASC 830”), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss). The accumulated other comprehensive income/(loss) as of March 31, 2013 and December 31, 2012 was ($1,493,852) and ($732,090), respectively. The foreign currency translation gain (/loss) for the three months ended March 31, 2013 and 2012 was ($761,762) and $869,783, respectively.

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

Restricted Cash

Restricted cash of $664,679 consists of $185,670 relating to the amount in an escrow account for an installment to be made on the $8,800,000 senior convertible note due April 1, 2013. The escrow account also includes some minor interest earned.

In addition, restricted cash includes $479,009 of cash deposited on blocked accounts as guarantees for national interconnection and wholesale agreements with telecom operators.

Accounts Receivables, net

The Company’s customer base consists of geographically diverse customers. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable on a customer by customer basis and analyzes historical bad debt, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $558,438 and $559,120, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”). Revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured. The Company derives revenue from activities as a fixed-line, security and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication and security services provided to customers (net of value added tax and inter-company revenue). Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services.

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

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2008 and later, with certain state jurisdictions open for audit for earlier years. The Company has no amount recorded for any unrecognized tax benefits as of March 31, 2013 and December 31, 2012, nor did the Company record any amount for the implementation of ASC 740. The Company's policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the first three months 2013 and 2012, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at March 31, 2013 or December 31, 2012.

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. In the first quarter of the years 2013 and 2012, the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

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

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but are traded less frequently, derivative instruments whose fair values have been derived using a model where inputs to the model are directly observable in the market and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

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

The following table summarizes fair value measurements by level at March 31, 2013 for financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Conversion feature	$-	$-	$451,779	$451,779
Total liabilities	$-	$-	$451,779	$451,779

We have classified the outstanding conversion feature into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers.

Recently Issued Accounting Pronouncements

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

Note 3. Prepaid expenses and other current assets

Prepaid expenses and other current assets recorded at $2,342,762 as of March 31, 2013, compared with $1,821,218 as of December 31, 2012. On March 31, 2013, $545,577 of the prepaid expenses was related to prepaid Value Added Tax (“VAT”). On December 31, 2012, prepaid VAT represented $534,327.

Note 4. Other assets

Other assets are long-term in nature and consist of deferred financing costs and long-term deposits.

Long-term Deposit

As of March 31, 2013, there were long-term earnest deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities of the total amount of $587,006, compared with $657,192 as of December 31, 2012. The deposits are refundable at the termination of the business relationship with the carriers.

Deferred Financing Costs

In connection with the 8% Convertible Notes issued on March 29, 2012, the Company incurred costs related to perfecting the pledges on assets, contract review fees from lawyers, registration fees for registering underlying shares and some other smaller fees. These costs amortize during the life of the Senior Secured Convertible Loan using the effective-interest method calculation. As of March 31, 2013, the total amount still to be amortized was $310,995. As of December 31, 2012, the total amount still to be amortized was $381,114.

Note 5. Property and equipment

The Company’s Property & Equipment also include the capitalization of its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform;
•	CRM provisioning Software;
•	Mediation, Rating & Pricing engine;
•	ValidSoft security software applications;
•	Operations and business support software;
•	Network management tools.

Property and equipment at March 31, 2013 and December 31, 2012 consist of:

	Average Estimated	March 31,	December 31,
	Useful Lives	2013	2012
Furniture and fixtures	5	272,602	269,731
Computer, communication and network equipment	3 - 10	16,725,229	17,056,396
Software	5	5,928,188	6,123,371
Automobiles	5	85,265	87,925
Construction in progress		2,247,304	1,962,315
Total property and equipment		25,258,588	25,499,738

Less: accumulated depreciation		(12,584,205)	(12,411,467)
Total property and equipment, Net		$12,674,383	$13,088,271

Construction in progress consists of software projects in development that have not yet been completed. Total depreciation expense for the three months ended March 31, 2013 and 2012 was $607,964 and $578,522, respectively.

Note 6. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets as of March 31, 2013 and December 31, 2012 consisted of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2013	2012
Customer Contracts, Licenses , Interconnect & Technology	5-10	$11,833,876	$12,096,592
ValidSoft IP & Technology	1-10	15,126,001	15,597,814
Total intangible assets		26,959,877	27,694,406

Less: Accumulated Amortization and impairment charges		(10,471,483)	(10,569,693)
Less: Accumulated Amortization ValidSoft IP & Technology		(6,992,395)	(6,621,687)
Total intangible assets, Net		$9,495,999	$10,503,026

Total amortization expense for the three months ended March 31, 2013 and 2012 was $712,024 and $699,947, respectively.

Estimated future amortization expense related to our intangible assets is:

	Rest of 2013	2014	2015	2016	2017	2018 and thereafter
Interconnect licenses and contracts	$596,579	$526,777	$155,122	$20,545	$-	$-
ValidSoft IP & Technology	1,471,779	1,962,372	1,823,763	1,897,071	947,833	230,710
	$2,068,358	$2,489,149	$1,978,885	$1,917,616	$947,833	$230,710

Note 7. Goodwill

Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment using a discounted cash flow model and other measurements of fair value such as market comparable transactions. The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting unit that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment. In the second step, a fair value for goodwill is estimated, based in part of the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

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

After considering qualitative factors including our market capitalization and the Company’s 2013 outlook announced in the Company, we concluded that, for the first quarter 2013, a goodwill impairment test was required. In performing the first step of the two-step goodwill impairment test, the Company determined that the fair value of the Company as a single reporting unit, measured by the Company’s market capitalization, exceeded the carrying value by a significant amount indicating no impairment was necessary.

The carrying value of the Company’s goodwill as of March 31, 2013 and as of December 31, 2012 was as follows:

Goodwill	March 31,	December 31,
	2013	2012
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
Goodwill Morodo	214,689	214,689
End of period exchange rate translation	(318,084)	(211,791)
Total	$3,330,438	$3,436,731

On October 31, 2012, we issued 250,000 restricted shares as purchase price consideration following the completion of the acquisition of Morodo. The total value for the consideration is $275,000. Following the valuation of Morodo, we allocated the above purchase price to the identifiable assets and liabilities of Morodo.

Note 8. Overdraft

In 2004, Elephant Talk Ltd, a subsidiary of the Company, executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of March 31, 2013, the overdraft balance, including accrued interest totaled, $359,017 compared to $350,114 as of December 31, 2012. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd. Further detail can be found in Note 19, Litigation.

Note 9. Deferred Revenue

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. They typically represent implementation fees. Deferred revenue was $281,536 and $252,551 as of March 31, 2013 and December 31, 2012, respectively.

Note 10. Accrued expenses

As of March 31, 2013 and December 31, 2012, the accrued expenses comprised of the following:

	March 31, 2013	December 31, 2012
Accrued Selling, General & Administrative expenses	$1,713,812	$2,175,845
Accrued cost of service	679,283	648,958
Accrued taxes (including VAT)	726,726	288,651
Accrued interest payable	909,022	882,181
Other accrued expenses	121,123	124,901
Total accrued expenses	$4,149,966	$4,120,536

Note 11. Loans Payable

Loans payable at March 31, 2013 and December 31, 2012 are summarized as follows:

	March	December
	31, 2013	31, 2012
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$319,983	$320,491
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	254,397	254,800
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	103,775	103,940
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,370	283,820
Total	$961,525	$963,051

In December 2009 Chong Hing Bank Limited, formerly known as Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (Bank), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.

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

The Bank and the Company tried the case in the court without a jury between October, 5 and 12, 2011. The court found, among other things, that

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

Note 12. 8% Senior Secured Convertible Note

On March 29, 2012, the Company issued certain senior secured convertible notes (“8% Convertible Note” or “Notes”) to a number of investors (“Holders”) in the principal amount of $8,800,000 with the Company whereby the Holders agreed to provide the Company with net proceeds of $7,925,000, after an $800,000 Original Issue Discount and after a deduction of $75,000 for contract preparation fees. Various parties invoiced the company for a total amount of $387,807 relating to advisory fees and contract preparation fees during the first six months of 2012, According to the terms, the Note bears an interest rate of 8%, compounded annually and matures May 1, 2014. The monthly installment payments (constituting principal and interest) total $2,273,718 for the first year and $7,520,365 for the second year through to maturity. During the three months ending September 30, 2012 the Company spent an additional $81,888 on financing costs, during the three months ending December 31, 2012 the Company spent an additional $45,425 on financing costs and during the three months ending March 31, 2013 the Company spent another $213 on financing costs, mainly incurred by share registration fees and legal consultants.

Of the $8 million in gross proceeds, the amount equal to the first year installments, being $2,273,718, was placed in escrow and was classified as restricted cash on the balance sheet and is applied on a monthly basis for the payment of the monthly installments. The amount deposited in escrow would cover all necessary installments up to and including April 2013. As of March 31, 2013 the remaining balance in the escrow account amounts to $185,670. At the election of the Company the Company can pay the full installment amount or parts thereof in common stock at an amount equal to 90% of the average of the five lowest volume weighted average price (“VWAP”) of the common stock during the twenty (20) Trading Days immediately prior to such installment on the trading day payment date. To date, the Company has not made use of the option to pay for the interest and repayment of principal in stock.

In the first year ending April 1, 2013, if the Company elects to pay a monthly installment in common stock, the equivalent cash installment amount is be released from the escrow and becomes available to the Company. The Notes are convertible at the option of the Holder into the Company’s common stock at a fixed conversion price of $2.61 (“fixed conversion price”).

8% Senior Secured Convertible Loan Agreement Payable as of March 31, 2013:

8% Convertible Note	Short Term	Long Term	Total
8% Convertible Note	$6,210,399	$1,104,618	$7,315,017
Less:
Original Issue Discount (OID) (net of amortization)	$344,910	$4,729	$349,639
Conversion Feature (net of amortization)	$1,163,775	$15,957	$1,179,732
	$4,701,714	$1,083,932	$5,785,646

The remaining unamortized life of the OID and conversion feature is approximately 13 months and total remaining amortizations until the end of the loan are $349,639 for the OID and $1,179,732 for the conversion feature. The current outstanding principal on the Note as of March 31, 2013 is $7,315,017.

The Company has identified the conversion feature in the above instruments as an embedded derivative that requires evaluation and accounting under the guidance applicable to financial derivatives.  The conversion feature is bifurcated from the host debt contract and accounted for as a liability. The conversion feature is recorded at fair value at the date of issuance and marked-to-market each reporting period with changes in fair value recorded to the Company’s statements of operations and classified into “Change fair value in conversion feature” which is part of Other income and expenses. As of March 29, 2012 (“Closing date”) the Company recognized a “Fair Market Value” using a lattice model of $2,699,312 and evaluated the value of the conversion feature as per March 31, 2013 at a fair market value of $451,779. During 2013, the conversion feature liability was neither reduced by any conversion and redemption transactions associated with the convertible notes nor any unscheduled repayments of the principal amount.

Conversion Feature valuation as per March 31, 2013:

		Conversion Feature at fair market value	Conversion Feature remaining value netted in Convertible Note Payables	Number of outstanding conversion rights
At Closing March 29, 2012 (Initial Value)		$2,699,312	$2,699,312	3,371,648
Repayment of Principal		$(455,508)	$-	(568,965)
YTD Revaluation as of March 31, 2013 (Movement only)	Gain	$(1,792,025)	$-	-
YTD Amortization as of March 31, 2013 (Movement only)	Expense	$-	$(1,179,732)	-
As of March 31, 2013 (remaining balances/number)		$451,779	$1,519,580	2,802,683

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

Note 13. Loan from joint venture partner

As of March 31, 2013, the Company’s 51% owned subsidiary ET-UTS N.V. has received $567,100 in interest bearing (8% per annum) unsecured loans from the 49% shareholder in the joint venture, United Telecommunication Services N.V., the government owned incumbent telecom operator of Curaçao. The amount is inclusive of accumulated accrued interest. No maturity date has been fixed. The amount outstanding as of December 31, 2012 was $555,907.

Note 14. Stockholders’ equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 113,369,656 shares of common shares issued and outstanding as of March 31, 2013, an increase of 1,451,288 shares since December 31, 2012, largely due to the shares issued in connection with the exercise of 601,343 warrants; 10,000 shares issued to employees as a result of exercised employee stock options; 189,945 shares issued as consideration for executive officers and directors compensation, 400,000 shares after a settlement agreement with a former landlord of one of our offices after termination of the rental contract and 250,000 shares were issued for full consideration for the shares of the acquisition of Morodo which was concluded in the three month ended December 31, 2012.

Reconciliation with stock transfer agent records:

The shares issued and outstanding as of March 31, 2013 according to the stock transfer agent’s records are 116,174,494. The difference in number of issued shares recognized by the Company of 113,369,656 shares is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006), 12,000 treasury shares issued under Employee benefits plan and the 2,558,938 contingent shares in connection with the ValidSoft acquisition which are kept in escrow.

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

During 2012 and 2013 the Company did not issue any shares of Preferred Stock.

(C) Warrants

Throughout the years the company has issued warrants with varying terms and conditions related to multiple funding rounds acquisitions and other. The warrants have been recorded and classified as equity. The Weighted Average Exercise Price for the currently outstanding warrants in the above table is $1.30. The below table summarizes the warrants outstanding as per March 31, 2013 and closing December 2012:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2013	2012
Warrants - Acquisitions	$0.63 - $2.25	2013	1,007,372	3,437,953
Warrants - Fundraising	$1.00 - $2.00	2013 - 2015	38,782,516	46,322,101
Warrants - Other	$2.21	2016	18,659	18,659
			39,808,547	49,778,713

Note 15. Basic and diluted net loss per share

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

Note 16. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are, as of December 31, 2012, 75,000 stock options outstanding. There are remaining 600,000 shares and 14,490 stock options available for grant.

Current outstanding options have all vested already and generally vested over a 3 year period. Options generally expire 2 years from the date of vesting.

No grants were made during the year 2013. Also no exercises and or cancellations/forfeitures have occurred.

The current 75,000 outstanding options, if not exercised, will expire in 2013 with various expiration dates.

Following is a summary of the status of options outstanding at March 31, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Total options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$ 2.25 - $ 2.65	75,000	0.48 years	$2.25	75,000	$2.25

At March 31, 2013, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was $0.

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

Reconciliation of registered and available shares and/or options as of March 31, 2013:

	Q1-2013	Total

Registered 2008		5,000,000
Registered 2011		18,000,000
Total Registered under this plan		23,000,000
Shares (issued to):
Consultants	-	325,000
Directors and Officers	189,945	1,196,366
Options exercised	10,000	952,067
Options (movements):
Issued and Outstanding	2,580,726	14,786,443
Available for grant:		5,740,124

During 2013, no shares were issued to consultants under the Plan although the Company issued a total number of 325,000 shares during the term of the plan. As of 2012 the Company decided, in order to avoid costly separate registrations for the quarterly recurring share issues and the obligatory registration of such shares, to issue the non-cash compensation to directors and officers under this plan. During the first quarter of 2013 the Company issued 189,945 shares to various directors and officers which were issued in conjunction with their willingness to receive their total or part of their compensation in shares of the Company. The shares issued related to the period Q4-2012. Shares belonging to Q1-2013 have been issued in April 2013. Such shares are issued with a 25% discount on the 10 day average share price preceding the quarter of their relating services as per the terms agreed by the compensation committee held October 25 and 28, 2011.

During the first quarter of 2013 the total of outstanding options has increased by 2,580,726 options due to the annual grant of options and currently a total of 14,786,443 stock options are outstanding under the Plan. Currently 325,000 shares of restricted common stock have been issued to consultants, 1,196,366 shares of common stock had been issued towards directors and officers and another 952,067 shares were issued as a result of exercised options during the existence of this plan.

Options granted generally vest immediately or up to a three-year period after grant date. Although options have been granted with a shorter term than two years, options generally expire between two and ten years from date of grant.

Common stock purchase options consisted of the following as of the quarter ended March 31, 2013 and the years ended December 31, 2012 and 2011:

	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Options:
Outstanding as of December 31, 2010	4,083,100	$1.35	$5,002,238
Granted in 2011	4,644,883	$2.52	$6,312,781
Exercised (with delivery of shares)	(510,095)	$1.14	$(626,179)
Forfeitures (Pre-vesting)	(391,618)	$1.64	$(458,144)
Expirations (Post-vesting)	(3,000)	$0.82	$(2,076)
Exchanged for Cashless exercise	(29,281)	$1.24	$(33,141)
Outstanding as of December 31, 2011	7,793,989	$2.03	$10,195,479
Granted in 2012	6,211,354	$2.24	$7,382,599
Exercised (with delivery of shares)	(431,972)	$1.00	$(403,382)
Forfeitures (Pre-vesting)	(1,042,071)	$2.29	$(1,404,105)
Expirations (Post-vesting)	(281,667)	$2.23	$(398,199)
Exchanged for Cashless exercise	(43,916)	$1.66	$(56,248)
Outstanding as of December 31, 2012	12,205,717	$2.15	$15,316,144
Granted in 2013	2,707,336	$1.16	$1,555,431
Exercised (with delivery of shares)	(10,000)	$0.56	$(5,596)
Forfeitures (Pre-vesting)	(65,553)	$1.00	$(65,734)
Expirations (Post-vesting)	(51,057)	$2.04	$(104,347)
Exchanged for Cashless exercise	-	$0.00	$-
Outstanding as of March 31, 2013	14,786,443	$1.97	$16,695,898

The options granted in 2013 were granted with a weighted average exercise price of $1.16. The grant date fair market value of the options is $1,555,431.

The weighted average assumptions used for the options granted in 2013 using the Black-Scholes options model are: expected cumulative volatility of 128% based on calculated annual volatility of 77%, contractual life of 4.00 years, expected option life of 2.98 years (using the simplified method) and a Risk Free Interest Rate of 0.375%. The expected dividend yield is zero.

Following is a summary of the status and used assumptions of options outstanding as of the period ended March 31, 2013:

Plan 2008	Options outstanding			Options exercisable
Range of exercise prices	Total options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$ 0.60 - $ 3.39	14,786,443	4.86	$1.97	7,753,936	$2.05

Unvested Options		Options expected to vest
Number of options non yet vested	Forfeiture used in this reporting	Number of options expected to vest corrected by forfeiture rate	Unrecognized stock- based compensation expense	Weighted average remaining contract life of Total Options expected to vest (in years)
7,123,700	9.472%	6,448,915	$3,716,607	4.10

Weighted average assumptions for 2013 grants:
Weighted Average Annual Volatility	77%
Weighted Average Cumulative Volatility	128%
Weighted Average Contractual Life (in years)	4.00
Weighted Average Expected Option life (in years)	2.98
Weighted Average Risk Free Interest Rate	0.375%
Dividend yield	0.000%

At March 31, 2013 the not yet recognized expense portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $3,716,607. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate has been adjusted from 10.673% at closing December 2012 to 9.472% as per closing March 2013 and the corresponding profit and loss effect has been accounted for in the first quarter of 2013.

Stock-Based Compensation Expense

Under the provisions of ASC 718 and ASC 505-50, the Company recorded for the quarter ended March 31, 2013, $1,410,910 in stock-based compensation expense for both the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan, consisting of shares issued to directors and officers and employee option expensing. For the comparable period in 2012 such expensing was $1,723,663. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant.

Stock-Based Compensation Expense	Three months ended March 31, 2013	Three months ended March 31, 2012
Consultancy services	$-	$-
Directors and Officers (shares and options)	$261,194	$289,222
Employee (options)	$1,149,716	$1,402,524
	$1,410,910	$1,691,746

Note 17. Commitments

Commitments of the Company relating to co-location, network and office rents, regulatory, interconnection fees and interest payments are as follows:

Year	Office	Co- location	Interconnect	Network, Service & Support	Capital Expenditures	Loan & Interest	Total
2013	$252,250	$621,659	$591,762	$285,838	$2,269,959	$4,888,367	$8,909,835
2014	182,962	364,999	112,717	81,564	160,055	2,817,390	3,719,686
2015	80,063	302,203	87,723	77,603	40,014	-	587,606
2016	-	75,878	12,742	39,157	-	-	127,777
2017	$-	$-	$4,247	$-	$-	$-	4,247
							$13,349,152

The loan and interest commitments relate to the 2008 Convertible agreements. At the Company’s discretion, the monthly principal and interest can be repaid in stock. This can be decided on a monthly basis.

Note 18. Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The subsidiaries with a positive balance of the non-controlling interests as of March 31, 2013 and December 31, 2012 were as follows:

		Non-controlling interest Balance at
Subsidiary	Non-controlling Interest %	March 31, 2013	December 31, 2012

ETC PRS UK	49%	$9,119	$9,434
ETC PRS Netherlands	49%	125,609	126,013
ET Bahrain WLL	1%	1,765	3,438
ET ME&A FZ LLC	49.46%	37,091	37,091

Total		$173,584	$175,976

Note 19. Litigations

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

Other.

The Company is involved in various claims incidental to our business. In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Note 20. Geographic Information

Three months ended March 31, 2013

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$6,572,130	$24,370	$6,596,500
Identifiable assets	$29,637,388	$4,841,952	$34,479,340

Three months ended March 31, 2012

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$8,557,059	$23,909	$8,580,968
Identifiable assets	$44,237,555	$9,999,806	$54,237,361

Note 21. Related Party Transactions

None.

Note 22. Subsequent Events

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

Our Business

Recent milestones for mobile product line

•	In 2011, the company closed a contract with Zain KSA in Saudi Arabia to provide its mobile platform which started hosting subscribers in the fourth quarter 2012.

•	In January 2013, the company announced a contract with a Mobile Network Operator in a major Latin American country. After an initial implementation and testing period, we expect to begin the migration of approximately 1.5 million SIMS of this customer’s existing mobile customers and adding MVNO subscribers to our Software-DNA™ platform during the third quarter of 2013. For this acquisition Elephant Talk issued 1 million shares of common stock.

•	In April 2013, the company acquired all of the assets of Telnicity, LLC, a U.S. MVNE/MVNO enabler company including the company’s existing customer contracts, carrier agreements, and access to telSPACE and mCASH, Telnicity’s propriety turnkey back office infrastructure and billing systems.

•	In November 2011, we executed a mass migration of SIMs on to our platform in Spain. This live migration – without having to replace the SIM cards – was a significant achievement and milestone for the Company.

In early 2013, we had over 1.1 million customers via our Vodafone España Enabler platform in Spain.

Recent milestones for ValidSoft product line:

•	In September 2011 ValidSoft and Adeptra, now part of the FICO Corporation, formed a partnership to provide financial organizations with best-in-class fraud detection and prevention functionality, as well as total control over their customer communications.

•	Following a pilot project a long-standing Adeptra client, in 2012 Santander UK, one of the ten largest international financial institutions, implemented the SIM Swap solution. This solution has been in live production for several months processing in excess of 7.5 m records. The institution’s adoption of the application is another step toward securing all transaction channels, using leading edge technology and communications to benefit its customers.

•	ValidSoft was recently the recipient of the prestigious Banking Technology award together with Santander and FICO/Adeptra for the Best Security Initiative for 2012. This award recognizes ValidSoft’s SIM Swap technology, the world’s first real-time detection and prevention application to tackle the growing problem of SIM Swapping in the banking industry.

•	ValidSoft successfully concluded the live-trials for a Self-Certification project to an EU Government in the area of citizen benefit payments. The proposed solution is based on ValidSoft’s own IP and specialized technology and incorporates ValidSoft’s Speaker Verification Platform, VALid-SVP™ to provide automation in the processing of citizen benefits with a view to achieving cost reduction and efficiencies. We now await a decision to be taken by the EU Government in terms of next steps, including potential deployment and timing.

•	In 2013, the Company launched VALid-SVP™ (Speaker Verification Platform), a voice biometric technology to improve secure authentication.

•	In 2013, ValidSoft has filed applications for several new patents in the Card Not Present fraud prevention area and the high end security area.

•	In 2012, ValidSoft successfully renewed the European Privacy Seal in regards to its anti-fraud technology software, VALid-POS®, which is designed to detect and prevent card related fraud, a global multibillion dollar problem for financial institutions.

•	In 2012, ValidSoft was awarded its second European Privacy Seal for its VALid-4F™solution, an advanced security solution to provide multi-factor authentication, including voice biometrics.

•	In 2012, ValidSoft was awarded its third European Privacy Seal for VALid-SIM, an advanced “context aware” solution to counter the growing problem of SIM Swap fraud. ValidSoft continues to be the only Security Software Company in the world to be certified to the EuroPriSe standards. The European Privacy Seal certifies IT products and IT-based services privacy compliance with European data protection regulations.

•	ValidSoft’s Secure Mobile Architecture for Real-Time Transactions ( SMART™) was selected in February 2013 to be integral element in the comprehensive payment acceptance service solution by Spindle, Inc. (OTCBB:SPDL), a leading US-provider of mobile payments solutions.

•	ValidSoft’s voice biometric technology was successfully measured and compared with the world’s leading commercial voice biometric providers and non-commercial voice biometrics research groups in early 2013. The successful evaluation was executed by the Nationale Institute of Standards and Technology (NIST), a non-regulatory federal agency within the US Department of Commerce.

•	Following the successful deployment with Santander, Adeptra has been pressing ahead with the integration of the ValidSoft solutions into its client base and has signed in 2013 agreements with a leading UK bank for the provision of the Validsoft Sim Swap technology and VALid-POS technology.

•	In March 2013, ValidSoft was the winner of the Jury Vote of the prestigious “The Florin Transaction Services Innovation Awards”, which recognizes innovation in the transaction services industry. The Florins, established in 2010 by the EPCA Payment Summit (European Payments Consulting Association) and The Paypers.

Application of Critical Accounting Policies and Estimates

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”). Revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured. The Company derives revenue from activities as a fixed-line, security and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication and security services provided to customers (net of value added tax and inter-company revenue). Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services.

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

Results of Operations

Our results of operations for the quarter ended March 31, 2013, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding B.V. and its subsidiaries, Elephant Talk Group International B.V., Elephant Talk North America, ValidSoft Ltd and its subsidiaries.

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

If the constant currency analysis is presented within the comparison of the year-to-year results, it is calculated by using the average exchange rates over the first quarter 2013. The same exchange rates are used in the income statement for the quarter ended March 31, 2013. The following table shows the USD equivalent of the major currencies:

USD equivalent
Euro	$1.3204
British Pound	$1.5524

Adjusted EBITDA

In order to provide investors additional information regarding our financial results, we are disclosing Adjusted EBITDA, a non-GAAP financial measure. We employ Adjusted EBITDA, defined as earnings before derivative accounting, such as warrant liabilities and conversion feature expensing, depreciation and amortization, non-operating income and expenses and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding the desired results. Accordingly, we believe that Adjusted EBITDA provides useful information for investors and others which allows them to better understand and evaluate our operating results.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

	Three months ended March 31,
EBITDA Adjusted	2013	2012
Net loss	$(5,137,923)	(6,005,189)
Depreciation and amortization	1,319,988	1,278,469
Stock-based compensation	1,410,910	1,691,746
Interest income and expenses	190,032	(14,555)
Other income & expenses	768,152	171,322
Adjusted EBITDA	$(1,448,841)	(2,878,207)

Comparison of three months ended March 31, 2013 and March 31, 2012

Revenue

Revenue for the three months ended March 31, 2013 was $6,596,500, a decrease of $1,984,468 or 23.1%, compared to $8,580,968 for the three months ended March 31, 2012. The landline services revenue for the three months ended March 31, 2013 and 2012 was $2,736,704 and $6,153,261, respectively, a decrease of $3,416,557. The decrease was due to the overall global trend of communication moving away from landline towards mobile and wireless. The mobile and security solutions revenue for the three months ended March 31, 2013 was $3,859,796, an increase of $1,432,089 from $2,427,707 for the same period 2012. The increase was mainly due to an increase of the subscriber base hosted on our platforms and additional revenue related to finalized projects and a new MNO customer.

	Three months ended March 31,
	2013	2012
Revenues	$6,596,500	$8,580,968
Cost of service	3,548,277	6,889,217
	3,048,223	1,691,751

Mobile and security revenue increased as a percentage of total Company revenue to 58.5% in the first quarter of 2013 from 28.3% in the prior year period.

	Three months ended March 31,
Revenue	2013	2012	Variance
Landline Services	$2,736,704	$6,153,261	$(3,416,557)
Mobile & Security Solutions	3,859,796	2,427,707	1,432,089
Total Revenue	$6,596,500	$8,580,968	$(1,984,468)

Cost of service

Cost of service for the three months ended March 31, 2013 was $3,548,277 a decrease of $3,340,940 or 48.5%, compared to $6,889,217 for the three months ended March 31, 2012. This decrease is related to the decline in landline revenue. Cost of service as a percentage of the total revenue was 53.8% and 80.3% for the three months ended March 31, 2013 and 2012, respectively.

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

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2013 and 2012 were $4,497,064 and $4,569,958, respectively, a decrease of $72,894 (or 1.6%). In the first quarter 2013, we continued with our cost reduction efforts. Selling, general and administrative stayed relatively stable, with relatively stable costs related to management and personnel despite an increase in full time employees.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the three months ended March 31, 2013 was $1,410,910, a decrease of $280,836 or 16.6%, compared to $1,691,746 for the three months ended March 31, 2012. The decrease is caused by a number of factors such as lower non-cash compensation for board and management, board and management composition and reduced contractual terms of options granted under the company incentive scheme resulting in a lower fair market value of the options granted.

Non-cash compensation is comprised of:

•	the 2008 Long-Term Incentive Plan;
•	the expensing of the shares issued to under the 2008 Long-Term Incentive Plan to the board members and management in lieu of cash compensation at their election.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2013 was $1,319,988 compared to $1,278,469 for the three months ended March 31, 2012. Depreciation and amortization expenses decreased by $41,519 (or 3.2%) in the first three months of 2012 compared to the same period 2012.

Intangible assets impairment charge

The March 31, 2013 consolidated balance sheet includes: $9.5 million of intangible assets, net, and $3.3 million of goodwill. Management updated its analysis of intangible assets and long-lived assets as of March 31, 2013 and we determined that for the first three months 2012 no asset impairment charges are necessary.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses

Interest income for the three months ended March 31, 2013 was $33,720, a decrease of $71,442 (or 67.9%), compared to $105,162 from the same period 2012. The higher interest income from 2012 was related to the loans provided to three parties.

Interest expense for the three months ended March 31, 2013 was $223,752, an increase of $133,145 (or 146.9%), compared to $90,607 from the same period 2012. Interest expense related to debt discount and conversion feature for the three months ended March 31, 2013 was $558,028, an increase of $550,345, compared to $7,683 from the same period 2012. The amortization of deferred financing costs was $70,332, an increase of $66,355, compared to $3,977 from the same period 2012. All these changes are related to the 8% senior secured convertible note.

Other income was $0 and $163,331 for the three months ended March 31, 2013 and 2012, respectively. The other income for 2012 represented the equity in earnings of unconsolidated joint venture.

Change in fair value conversion feature

The change in fair value in conversion feature was ($139,792), a decrease of 143,461 in comparison with $3,669 from the same period 2012.

Net Loss

Net loss for the three months ended March 31, 2013 was $5,137,923, a decrease of $867,266 (or 14.4%), compared to $6,005,189 from the same period 2012. The decrease in loss was led by the decrease in the loss from operations by $1,668,683. Loss from operations reduced because of increased revenues from our higher margin mobile and security business as well as due to lower non-cash compensation expenses. On the other hand, the total other expense of $958,184 worsened net loss.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as other comprehensive income or loss. Other comprehensive Income (Loss) for the nine months ended March 31, 2013 and 2011 was ($761,762) and $869,783, respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the US Dollars/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of $208,398,230 as of March 31, 2013. Historically, we have relied on a combination of debt and equity financings to fund our on-going cash requirements. The Company’s operations have not yet resulted in positive cash flow and accordingly, management has been considering additional financing alternatives. In the first quarter 2013 we had an operational cash burn rate (estimated by us by using adjusted EBITDA) of around $400,000 to $500,000 per month, excluding working capital changes, capital expenditures. As of December 31, 2012 until March 31, 2013, we have used around $0.7 million of our cash the requirements of which were reduced through new contracted revenues as well as limiting working capital requirements through overall cash management and deferral of payables. The company intends to close additional financing in May 2013, though there can be no assurance that such financing will close in such period.

We estimate our additional cash requirements for the upcoming twelve months, including working capital requirements, certain losses, capital expenditures and debt servicing to be around $11 to $12 million, excluding acquisitions or accelerated contract roll-outs, but including around $7.5 million in principal and interest payments on our Convertible Notes.

However, if the Company is unable to secure additional capital, it may not be able to continue operations. As of March 31, 2013, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2013 was $302,812 compared to $1,886,794 in the same period 2012, a decrease of $1,583,982 (or 84.0%). This decrease is primarily attributable to increased revenues from our higher margin mobile and security business which led to lower loss from operations and resulted in lower net cash used in operating activities as well as reduced use of working capital.

Investment activities

Net cash used in investment activities for the three months ended March 31, 2013 was $604,029, a decrease of $1,113,194, (or 66.8%) compared to $1,717,223 in the same period 2012. The decrease was attributable to a lower level of purchases of property and equipment by $285,746, as well as to the fact that in 2012 we provided loans to three parties.

Financing activities

Net cash received by financing activities for the three months ended March 31, 2013 was $165,554 compared to $644,090 for the three months ended March 31, 2012.

As a result of the above activities from the first three months 2013, the Company had the cash and cash equivalents balance of $570,579 as of March 31, 2013, a net decrease in cash and cash equivalents of $662,689 since December 31, 2012.

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

Contractual obligations

The contractual obligations are presented in the footnote 17, Commitments to the financial statements. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other.

The Company is involved in various claims incidental to our business.  In the opinion of management, the ultimate resolution of such claims will not have a material effect on our financial position, liquidity, or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

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

ELEPHANT TALK COMMUNICATIONS CORP.

Date: May 10, 2013	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

