Form 10-Q
period 2013-06-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2013-08-09
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

As of July 31, 2013, there were 135,958,674 shares of the Company’s common stock outstanding.

1

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,979,673	$1,233,268
Restricted cash	483,120	1,230,918
Accounts receivable, net of allowance for doubtful accounts of $486,591 and $559,120 at June 30, 2013 and December 31, 2012 respectively	3,408,278	5,123,803
Prepaid expenses and other current assets	2,194,320	1,821,218
Total current assets	9,065,391	9,409,207

OTHER ASSETS	621,182	1,038,306

PROPERTY AND EQUIPMENT, NET	17,065,123	13,088,271

INTANGIBLE ASSETS, NET	9,966,563	10,503,026

GOODWILL	3,381,418	3,436,731

TOTAL ASSETS	$40,099,677	$37,475,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$369,859	$350,114
Accounts payable and customer deposits	4,809,726	5,139,292
Deferred Revenue	482,381	252,551
Accrued expenses and other payables	6,566,324	4,120,536
8% Convertible Note	-	3,067,416
Loans payable	962,418	963,051
12% Related Party Loan	975,763	-
Total current liabilities	14,166,471	13,892,960

LONG TERM LIABILITIES
8% Convertible Note	-	2,565,202
Warrant liabilities	2,428,919	-
Conversion feature	-	311,986
Trade note payable	869,450	-
Loan from joint venture partner	578,518	555,907
Total long term liabilities	3,876,887	3,433,095

Total liabilities	18,043,358	17,326,055

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 133,139,900 issued and outstanding as of June 30, 2013 compared to 111,918,368 shares issued and outstanding as of December 31, 2012	238,813,861	223,965,907
Accumulated other comprehensive loss	(1,266,977)	(732,090)
Accumulated deficit	(215,664,341)	(203,260,307)
Elephant Talk Communications Corp. stockholders' equity	21,882,543	19,973,510

NON-CONTROLLING INTEREST	173,776	175,976
Total stockholders' equity	22,056,319	20,149,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,099,677	$37,475,541

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months		For the Six Months
	Period ended June 30,		Period ended June 30,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES	$4,994,145	$7,084,969	$11,590,645	$15,665,937

COST AND OPERATING EXPENSES
Cost of service	1,465,517	5,185,048	5,013,794	12,074,265
Selling, general and administrative expenses	4,477,723	4,565,181	8,974,787	9,135,139
Non-cash compensation to officers, directors and employees	2,995,049	1,538,982	4,405,959	3,230,728
Depreciation and amortization of intangibles assets	1,836,231	1,224,888	3,156,219	2,503,357
Total cost and operating expenses	10,774,520	12,514,099	21,550,759	26,943,489

LOSS FROM OPERATIONS	(5,780,375)	(5,429,130)	(9,960,114)	(11,277,552)

OTHER INCOME (EXPENSE)
Interest income	21,527	174,756	55,247	279,918
Interest expense	(208,144)	(836,580)	(431,896)	(938,847)
Interest expense related to debt discount and conversion feature	(502,972)	-	(1,061,000)	-
Change in fair value of conversion feature	372,059	1,226,417	232,267	1,230,086
Changes in fair value of warrant liabilities	772,466	-	772,466	-
Loss on Extinguishment of Debt	(1,938,597)	-	(1,938,597)	-
Amortization of deferred financing costs	(2,075)	-	(72,406)	-
Total other income (expense)	(1,485,736)	564,593	(2,443,919)	571,157

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,266,111)	(4,864,537)	(12,404,033)	(10,706,395)
Provision for income taxes	-	(97,288)	-	(97,288)
LOSS BEFORE EARNINGS OF UNCONSOLIDATED JOINT VENTURE	(7,266,111)	(4,961,825)	(12,404,033)	(10,803,683)
Equity in earnings of unconsolidated joint venture	-	(29,084)	-	(192,415)
NET LOSS	(7,266,111)	(4,990,909)	(12,404,033)	(10,996,098)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss	(534,887)	(1,779,477)	(1,296,649)	(909,694)
	(534,887)	(1,779,477)	(1,296,649)	(909,694)

COMPREHENSIVE LOSS	$(7,800,998)	$(6,770,386)	$(13,700,682)	$(11,905,792)

Net loss per common share and equivalents - basic and diluted	$(0.06)	$(0.04)	$(0.11)	$(0.10)

Weighted average shares outstanding during the period - basic and diluted	118,686,598	111,167,932	115,734,177	110,912,231

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,404,033)	$(10,996,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,156,219	2,503,357
Provision for doubtful accounts	(68,679)	115,684
Stock-based compensation	4,405,959	3,230,728
Change in fair value of derivative instruments	2,067,270	-
Financial Investments in Joint Venture	-	192,415
Changes in operating assets and liabilities:	-
Decrease (increase) in accounts receivable	1,679,337	492,139
Decrease (increase) in prepaid expenses, deposits and other assets	(406,790)	(320,444)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(241,952)	2,339
Increase (decrease) in deferred revenue	246,755	11,250
Increase (decrease) in accrued expenses and other payables	476,333	686,173
Net cash used in operating activities	(1,089,581)	(4,082,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,262,540)	(1,616,811)
Restricted cash	-	(2,439,408)
Loans to related party	-	(1,011,265)
Loans to joint venture partners	-	(63,447)
Loan to third party	-	(216,970)
Net cash used in investing activities	(2,262,540)	(5,347,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	1,290,790	-
Proceeds from Share Purchase Agreement – Unregistered securities	225,000	-
Proceeds from Share Purchase Agreement - Registered direct	7,500,000	-
Proceeds from Share Purchase Agreement Related Party	4,500,000	-
Fundraising fees	(707,500)	-
Proceeds from 8% convertible note, net of original issue discount	-	8,000,000
Payments on 8% convertible note installment payments and interest	(8,490,360)	(388,358)
Deferred financing costs	-	(446,000)
Exercise of warrants & options	60,394	742,130
Payments for share issue costs	-	(13,643)
Cash from Escrow account for principal and interest payments on 8% Convertible Notes	742,427	-
Net cash provided by financing activities	5,120,751	7,894,129

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(22,225)	(421,570)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,746,405	(1,957,799)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	6,009,576
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,979,673	$4,051,777

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:	June 30, 2013	June 30, 2012

Cash paid during the period for interest	$(304,381)	$(118,358)
Purchases of property and equipment (delivered, not invoiced yet)	(1,938,180)	--
Trade note payable	927,133	--
Increase in Share Capital due to Telnicity Acquisition	1,180,000	--
Increase in Share Capital for third party settlement	468,000	--

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

Basis of presentation of Interim Periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the ‘’Form 10-K’’). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows as of and for the periods presented.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for June 30, 2013 and December 31, 2012 include the accounts of Elephant Talk Communications Corp., including:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries Elephant Talk Communications Luxembourg SA, Elephant Talk Communications France S.A.S., Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Morodo Group Ltd., Elephant Talk Belgium BVBA, Elephant Talk de Mexico S.A.P.I. de C.V., and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;
•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Telekom GmbH (Austria), Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH, Elephant Talk Communication (Europe) GmbH and the majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;

•	Elephant Talk Telecomunicação do Brasil LTDA, owned 90% by Elephant Talk Europe Holding B.V. and 10% by Elephant Talk Communication Holding AG;
•	Elephant Talk Europe Holding B.V.’s majority (60%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) and its majority owned (99%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. and Elephant Talk Middle East & Africa Bahrain W.L.L.;
•	its wholly-owned subsidiary Elephant Talk Limited and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC;
•	its wholly-owned subsidiary ValidSoft Ltd and its wholly-owned subsidiaries ValidSoft (UK) Ltd and ValidSoft (Australia) Pty Ltd.; and
•	its wholly-owned subsidiaries Elephant Talk Group International B.V. and Elephant Talk North America Corp.

All intercompany balances are eliminated in consolidation.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Historically, we have relied on a combination of debt and equity financings to fund our on-going cash requirements.

The Company’s operations have not yet resulted in positive cash flow and accordingly, management pursues on-going efforts in attracting financing and consequently closed a total of $13,525,000 in financing in the second quarter of 2013 consisting of the following:

-	registered direct offering with gross proceeds of $12,000,000 in equity
-	unregistered sale of securities with gross proceeds of $225,000 in equity
-	debt financing with a 1 year maturity of $1,300,000 (which was subsequently terminated and replaced by a straight equity investment)

After deduction of fund raising expenses of $707,500, the abovementioned fundraises resulted in net proceeds of $12,817,500. Of these net proceeds $7,747,933 has been used to pay two instalments and fully extinguish the 2012 8% senior secured convertible debt.

With the settlement of the outstanding convertible debt, the pledged assets of the Company have been released and have become available for follow on financing in order to complete the Company’s required funding efforts.

With cash and cash equivalents at June 30, 2013 of $2,979,673, the improvement of net cash used in operating activities and the intention of the company to close additional financing in the third quarter of 2013 the company feels that it can carry out is operational plans for the coming 12 months. However, there can be no assurance that such additional financing will be closed in such period

If the Company is unable to secure additional capital, it may not be able to continue operations. As of June 30, 2013, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Significant Accounting Policies

Currency Translation

The functional currency is the Euro for both the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries and for its wholly-owned subsidiary Elephant Talk Global Holding B.V., the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of these subsidiaries were translated to US Dollars using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters” (“ASC 830”), net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss).

The accumulated other comprehensive income/(loss) as presented in the stockholders’ equity as of June 30, 2013 and December 31, 2012 was ($1,266,977) and ($732,090), respectively. The foreign currency translation gain (/loss) for the six months ended June 30, 2013 and 2012 was ($1,296,649) and ($909,694), respectively. The foreign currency translation gain (/loss) for the three months ended June 30, 2013 and 2012 was ($534,887) and ($1,779,477).

Use of Estimates

The preparation of the accompanying consolidated financial statements conforms with accounting principles generally accepted in the United States of America and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposited on blocked accounts as guarantees for national interconnection and wholesale agreements with telecom operators.

Accounts Receivables, net

The Company’s customer base consists of geographically diverse customers. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable on a customer by customer basis and analyzes historical bad debt, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. As of June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $486,591and $559,120, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition” (“ASC 605”). Revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured. The Company derives revenue from activities as a fixed-line, security and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication and security services provided to customers (net of value added tax and inter-company revenue). Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services.

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

To determine the value of our stock options at the grant date under our employee stock option plan, we currently use the Black-Scholes option-pricing model. The use of this model requires us to make a number of subjective assumptions. The following addresses each of these assumptions and describes our methodology for determining each assumption:

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

Forfeiture Rate

The Company is using the aggregate forfeiture rate. The aggregate forfeiture rate is the ratio of pre-vesting forfeitures over the awards granted (Pre-vesting forfeitures/grants). The forfeiture discount (additional loss) is released into the statement of operations in the same period as the option vesting-date. The forfeiture rate is actualized every reporting period.

Risk-Free Interest Rate

We estimate the risk-free interest rate using the “Daily Treasury Yield Curve Rates” set by the U.S. Treasury Department with a term equal to the reported rate, or derived by using both spreads in intermediate term and rates, compared to the expected life of the award.

Expected Dividend Yield

We estimate the expected dividend yield by giving consideration to our current dividend policies as well as those anticipated in the future considering our current plans and projections. We do not currently calculate a discount for any post-vesting restrictions to which our awards may be subject.

For the executive officers the Company is using the contractual life instead of expected life of an option.

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

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2008 and later, with certain state jurisdictions open for audit for earlier years. The Company has no amount recorded for any unrecognized tax benefits as of June 30, 2013 and December 31, 2012, nor did the Company record any amount for the implementation of ASC 740. The Company's policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the first six months 2013 and 2012, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at June 30, 2013 or December 31, 2012.

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period from non-owner sources. Other comprehensive loss refers to gains and losses that under “GAAP” are recorded as an element of stockholders’ equity but are excluded from net income. In the first half year of the years 2013 and 2012, the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

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

The following table summarizes fair value measurements by level at June 30, 2013 for financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Liability Derivatives
Conversion feature	$-	$-	$-	$-
Warrant Liabilities	$-	$-	$2,428,919	$2,428,919
Total liability derivatives	$-	$-	$2,428,919	$2,428,919

The following table summarizes fair value measurements by level at December 31, 2012 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Liability Derivatives
Conversion feature	$-	$-	$311,986	$311,986
Warrant Liabilities	$-	$-	$-	$-
Total liability derivatives	$-	$-	$311,986	$311,986

We have classified the various outstanding warrants into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers. The warrants are a result of the SPA agreement closed in June 2013 and consist of 4,948,680 warrants issued to ‘DJ investors’, 2,892,857 warrants issued to ‘affiliate investors’ and 183,284 warrants issued to the placement agent ‘agent warrants’(see Note 15). The conversion feature derivative liability extinguished due to the early repayment of the 8% Senior Secured Convertible Note.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassification made when the reclassifications are not made to net income. This ASU is effective for fiscal years and interim periods, beginning after December 15, 2012. During the six months ended June 30, 2013, the Company adopted ASU 2013-02 and the adoption did not have a material impact on its consolidated financial statements since the Company did not have material reclassifications in any periods presented.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets amounted to $2,194,320 as of June 30, 2013, compared with $1,821,218 as of December 31, 2012. As of June 30, 2013, $760,970 of the prepaid expenses was related to prepaid Value Added Tax (“VAT”). As of December 31, 2012, prepaid VAT represented $534,327.

Note 4. Other Assets

Other assets are long-term in nature and consist of long-term deposits and deferred financing costs.

Long-term Deposit

As of June 30, 2013, there were long-term deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities together totaling $ 621,182, compared with $657,192 as of December 31, 2012. The deposits are refundable at the termination of the business relationship with the carriers.

Deferred Financing Costs

For its funding related activities the Company incurred costs related to perfecting the pledges on assets, contract review fees from lawyers and some other smaller fees. The 8% Senior Secured Convertible Loan issued on March 29, 2012 was fully repaid in the second quarter of 2013. This resulted in accelerating the recognition of the deferred financing cost balance of $265,995 during the second quarter of 2013. The outstanding balance at June 30, 2013, was zero and the outstanding balance at December 31, 2012 was $381,114

Note 5. Property and Equipment

The Company’s Property and Equipment also include the capitalization of its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform;
•	CRM provisioning Software;
•	Mediation, Rating & Pricing engine;
•	ValidSoft security software applications;
•	Operations and business support software;
•	Network management tools.

Property and equipment at June 30, 2013 and December 31, 2012 consist of:

	Average Estimated	June 30,	December 31,
	Useful Lives	2013	2012
Furniture and fixtures	5	276,256	269,731
Computer, communication and network equipment	3 - 10	21,278,404	17,056,396
Software	5	6,334,757	6,123,371
Automobiles	5	86,541	87,925
Construction in progress		2,409,199	1,962,315
Total property and equipment		30,385,157	25,499,738

Less: accumulated depreciation		(13,320,034)	(12,411,467)
Total Property and Equipment, Net		$17,065,123	$13,088,271

Construction in progress consists of software projects under development that have not yet been completed. Total depreciation expense for the three months ended June 30, 2013 and 2012 was $985,811 and $567,031, respectively. Total depreciation expense for the six months ended on June 30, 2013 and 2012 was $1,593,775 and $1,145,553 respectively

Note 6. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets as of June 30, 2013 and December 31, 2012 consisted of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2013	2012
Customer Contracts, Licenses , Interconnect & Technology	5-10	$12,917,453	$12,096,592
ValidSoft IP & Technology	1-10	15,352,291	15,597,814
Total intangible assets		28,269,744	27,694,406

Less: Accumulated Amortization and impairment charges		(10,760,951)	(10,569,693)
Less: Accumulated Amortization ValidSoft IP & Technology		(7,542,230)	(6,621,687)
Total intangible assets, Net		$9,966,563	$10,503,026

Total amortization expense for the three months ended June 30, 2013 and 2012 was $850,420 and $657,857, respectively. Total amortization expense for the six months ended in June 30, 2013 and 2012 was $1,562,444 and $1,357,804 respectively.

Estimated future amortization expense related to our intangible assets is:

	Rest of 2013	2014	2015	2016	2017	2018 and thereafter
Interconnect licenses and contracts	$348,574	$467,433	$145,634	$17,526	$-	$-
ValidSoft IP & Technology	1,057,452	2,114,904	1,973,718	1,926,655	501,259	234,999
	$1,406,026	$2,582,337	$2,119,352	$1,944,181	$501,259	$234,999

Note 7. Telnicity Asset Purchase Agreement

On April 1, 2013, the Company, through its subsidiary Elephant Talk North America Corp, entered into an asset purchase agreement to acquire substantially all the assets of Telnicity LLC (Telnicity) for consideration of US$1,180,000.  Telicity is United States company that provides access to the U.S. mobile telecommunications market through relationships with several major U.S.-based mobile telecommunication companies as well as its complementary technological mobile capabilities. The assets and operations are consolidated into the financials of the Company as of April 1, 2013.

The Company issued 1,000,000 shares of its Common Stock as consideration for the acquisition.  At the time of issuance, each share had a market value of $1.18, thus totalling US$ 1,180,000.  For this price consideration we acquired US$1,180,000 in identifiable intangible assets (customer relationships, carrier relationships and acquired technology) and assumed no liabilities. Some of the estimated fair values may change as additional information is obtained during the measurement period within one year of the acquisition date. The related acquisition costs were not significant.

Note 8. Goodwill

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

After considering qualitative factors including the Company’s market capitalization , we concluded that, for the second quarter of 2013, a goodwill impairment test was required. In performing the first step of the two-step goodwill impairment test, the Company determined that the fair value of the Company as a single reporting unit, measured by the Company’s market capitalization, exceeded the carrying value by a significant amount indicating no impairment was necessary.

The carrying value of the Company’s goodwill as of June 30, 2013 and as of December 31, 2012 was as follows:

Goodwill	June 30,	December 31,
	2013	2012
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
Goodwill Morodo	214,689	214,689
End of period exchange rate translation	(267,104)	(211,791)
Total	$3,381,418	$3,436,731

Note 9. Overdraft

In 2004, Elephant Talk Ltd, a subsidiary of the Company, executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of June 30, 2013, the overdraft balance, including accrued interest totaled, $369,859 compared to $350,114 as of December 31, 2012. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd. Further detail can be found in Note 22, Litigations.

Note 10. Deferred Revenue

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. They typically represent implementation fees. Deferred revenue was $482,381 and $252,551 as of June 30, 2013 and December 31, 2012, respectively.

Note 11. Accrued expenses

As of June 30, 2013 and December 31, 2012, the accrued expenses comprised of the following:

	June 30, 2013	December 31, 2012
Accrued Selling, General & Administrative expenses	$2,244,170	$2,175,845
Accrued cost of service	700,747	648,958
Accrued taxes (including VAT)	796,589	288,651
Accrued interest payable	907,654	882,181
Accrued capital expenditure liabilities	1,917,164	124,901
Total accrued expenses	$6,566,324	$4,120,536

Note 12. Loans Payable

Loans payable at June 30, 2013 and December 31, 2012 are summarized as follows:

	June	December
	30, 2013	31, 2012
Installment loan payable due December 24, 2006, secured by personal guarantees of two shareholders, a former director, and a third party	$320,280	$320,491
Installment loan payable, bank, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three shareholders and a former director	254,633	254,800
Installment loan payable, bank, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three shareholders and a former director	103,872	103,940
Term loan payable, bank, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,633	283,820
Total	$962,418	$963,051

In December 2009, Chong Hing Bank Limited, formerly known as Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (Bank), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.

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

Note 13. 8% Senior Secured Convertible Note

On June 11, 2013, Elephant Talk Communications Corp. entered into a Purchase Agreement with each holder of the Company’s Senior Secured Convertible Notes issued on March 29, 2012 pursuant to which the Company purchased the Convertible Notes at the purchase price equal to 110% of the aggregate of the outstanding principal amount of the Convertible Notes and interest due. The aggregate purchase price paid to the holders of the Convertible Notes was $6,701,824 which was paid out from the proceeds of the Share Purchase Agreements described under Note 15.

The Purchase Agreement with the note holders resulted in the regular and accelerated amortization expenses during the second quarter of $349,639 for the (OID) original issue discount, $1,179,732 for the (CF) conversion feature and $310,995 for the remaining financing costs of the note. The release of the balance of the fair market value of the conversion feature resulted in a gain of $451,779. Furthermore the 10% prepayment fee of $607,538 on the purchase price compared to the net outstanding principal was recorded as a loss in the income statement as part of the Loss of Extinguishment of Debt. The total Loss on Extinguishment of Debt was calculated at an amount of $1,938,597.

Note 14. 12% Unsecured Loan from Affiliate

On May 24, 2013, the Company entered into a certain loan agreement with a member of its board of directors pursuant to which the Company borrowed a principal amount of €1,000,000 ($1,290,790) for a period of one year at the interest rate of 12% per annum (“Loan Agreement”) and issued a warrant (“Warrant”) to the director to purchase 1,253,194 restricted shares of Common Stock exercisable at $1.03 per share for a term of 5 years, with a mandatory cash exercise after 12 months in case the average closing bid price is $1.55 or higher for 10 consecutive trading days.

Following ASC 470-20 guidance the Company allocated the fair market value, using the binomial valuation method, of the detachable warrants between equity and debt and accounted for the debt component separately, with the debt discount off set against paid-in capital. The debt discount being the initial fair market value of the warrants amounted to $434,433 and will be amortized using the effective interest method during the life of the loan.

Subsequent to the above, the Company entered into an amendment on July 14, 2013 to terminate the Loan Agreement, which is more fully described under Note 25 (subsequent events).

Note 15. Registered Direct Offering

On June 11, 2013, Elephant Talk Communications Corp. (the “Company”) entered into Amendment No. 1 (the “Amendment to SPA”) to certain Securities Purchase Agreement (the “SPA”) dated June 3, 2013 with certain institutional and other investors (“DJ Investors”) placed by Dawson James Securities Inc. (the “Placement Agent”) and Mr. Steven van der Velden, the Chief Executive Officer and Chairman of the Board (“Affiliated Investors”), relating to a registered direct public offering by the Company (the “Offering”). The gross proceeds of this SPA was $12,000,000 and resulted in net proceed of $11,292,500 after deduction of $707,500 for fundraising related expenses to various parties involved. An amount of $6,701,824 from the net proceed was used to pay off the outstanding 8% Senior Secured Convertible Notes issued in 2012.

The Company issued 17,425,621 shares of Common Stock and 7,841,537 warrants (the “Warrants”) as well as 183,284 warrants issued to fundraising agents in the Offering pursuant to the terms and conditions set forth in the SPA, under the Company’s shelf registration statement filed with the U.S. Securities and Exchange Commission on May 29, 2012, as amended on May 30, 2012 and June 6, 2012.

The Warrants have a five year term from the date of issuance, are exercisable at the price of $0.887 for the investor warrants and $0.853 for the ‘agent warrants’ per share immediately from the date of issuance and include provisions governing the adjustments to the number of Warrant Shares exercisable thereunder upon stock dividends, stock splits, and other events. The Warrants may be transferred by a holder thereof in accordance with applicable securities laws.

In the event that among other things, the registration statement relating to the shares of Common Stock is not effective, a holder of Warrants also will have the right, in its sole discretion, to exercise such Warrants for a net number of Warrant Shares pursuant to the cashless exercise procedures specified in the Warrants. Warrants may be exercised in whole or in part until the termination date of such Warrant,. The absence of an effective registration statement or applicable exemption from registration does not alleviate the Company’s obligation to deliver Common Stock issuable upon exercise of a Warrant.

Each Warrant also allows the holder the ability, at any time after 90 days from the issuance of the Warrant through its expiration, to put the Warrant back to the Company in exchange for shares of Common Stock equal to the value of the Warrant at the time of the exchange based on a negotiated Black-Scholes formula. Under certain circumstances, the holder may receive cash in lieu of such shares of Common Stock.

Under certain circumstances after 90 days from the issuance of the Warrant, in the event that the Common Stock trades at a price that is 20% or more above the exercise price of the Warrants for a period of twenty consecutive trading days (with an average daily volume equal to or greater than $350,000), the Company may require the holder of the Warrants to exercise the Warrants for cash.

If, at any time a Warrant is outstanding, the Company consummates a fundamental transaction(as described in the Warrants and generally including any consolidation or merger into another corporation, or the sale of all or substantially all of our assets, or other transaction in which the Common Stock is converted into or exchanged for other securities or other consideration) the holder of any Warrants will thereafter receive, the securities or other consideration to which a holder of the number of shares of Common Stock then deliverable upon the exercise or exchange of such Warrants would have been entitled upon such fundamental transaction.

The exercisability or exchangeability of the Warrants may be limited in certain circumstances if, after giving effect to such exercise or exchange, the holder or any of its affiliates would beneficially own (as determined pursuant to Section 13(d) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder) more than 9.9% of the Common Stock issued and outstanding.

According to ASC 480-10, the accounting for an equity instrument with detachable warrants classified as a liability reflects the notion that the consideration received upon issuance must be allocated between the instruments issued. Proceeds from the issuance of an equity instrument with stock purchase warrants are allocated to the two elements based on the following: (i) the liability element has initially been recorded at fair market value; (ii) the remaining portion of the consideration has been allocated to the equity element.

The liability instrument will be re-evaluated at each reporting period with changes in the fair value recognized through the current period income statement.

Note 16. Loan from Joint Venture Partner

As of June 30, 2013, the Company’s 51% owned subsidiary ET-UTS N.V. has $578,518 outstanding in interest bearing (8% per annum) unsecured loans from the 49% shareholder in the joint venture, United Telecommunication Services N.V., the government owned incumbent telecom operator of Curaçao. The amount is inclusive of accumulated accrued interest. No maturity date has been fixed. The amount outstanding as of December 31, 2012 was $555,907.

Note 17. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 133,139,900 shares of common shares issued and outstanding as of June 30, 2013, an increase of 21,221,549 shares since December 31, 2012, largely due to the shares issued in connection with the 2013 Registered Direct Offering (described under Note 15) which resulted in the issuance of a total number of shares of 17,425,621, 250,000 shares were issued as a result of a share purchase agreement with a non-affiliate investor; 1,457,019 shares as a result of the exercise of 3,567,965 warrants; 13,000 shares issued to employees as a result of exercised employee stock options; 425,892 shares issued as consideration for executive officers and directors compensation; 400,000 shares after a settlement agreement with a former landlord of one of our offices after termination of the rental contract and 1,250,000 shares were issued for full consideration for the shares of the acquisition of Morodo (250,000) and the asset purchase agreement with Telnicity (1,000,000) which was concluded in the six months ended June 30, 2013.

Reconciliation with stock transfer agent records:

The shares issued and outstanding as of June 30, 2013 according to the stock transfer agent’s records are 135,944,738. The difference in number of issued shares recognized by the Company of 133,139,900 shares is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006), 12,000 treasury shares issued under employee benefits plan and the 2,558,938 contingent shares in connection with the ValidSoft acquisition which are kept in escrow.

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

During 2012 and 2013, the Company did not issue any shares of Preferred Stock and no shares of Preferred Stock were outstanding as of June 30, 2013.

(C) Warrants

Throughout the years the Company has issued warrants with varying terms and conditions related to multiple funding rounds, acquisitions, and other transactions. During the second quarter of 2013, the number of outstanding warrants decreased by 2,394,627 due to the expiration of warrants related to fundraising activities in 2008 and 2010 and increased due to the closing of funding agreements in May and June 2013 (described under Notes 14 and 15) by 9,278,015 warrants of which 183,284 warrants were issued to the ‘Placement Agent’ as part of the fund raising fees and 1,253,194 warrants were issued as part of the agreement relating to the 12% unsecured loan from an affiliate. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.17. The below table summarizes the warrants outstanding as per June 30, 2013 and closing December 2012:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	June 2013	December 2012
Warrants - Acquisitions	$0.63 - $2.25	2013	1,007,372	3,437,953
Warrants - Fundraising	$0.85 - $2.00	2013 - 2018	41,177,143	46,322,101
Warrants - Other	$2.21	2016	18,659	18,659
			42,203,174	49,778,713

Note 18. Basic and diluted net loss per share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 19. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are 75,000 stock options outstanding as of June 30, 2013, which have all vested. The options generally vested over a three year period. During Q2 2013, 235,947 shares were issued under this plan for the Q1 2013 non-cash compensation granted to management and board members. There are 364,053 shares and 14,490 stock options that remain available for issuance under the plan. Options generally expire 2 years from the date of vesting. During the six months ended June 30, 2013, there were no grants, exercises, cancellations nor forfeitures. The current 75,000 outstanding options, if not exercised, will expire in 2013 with various expiration dates.

Following is a summary of the status of options outstanding at June 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Total options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$ 2.25 - $ 2.65	75,000	0.23 years	$2.25	75,000	$2.25

The non-cash compensation granted to management and board members relating to the issued shares under this plan have been accounted for through profit and loss for an amount of $261,194. At June 30, 2013, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2006 stock award plan, but not yet recognized was $0.

2008 Long-Term Incentive Plan

In 2008, the Company adopted an incentive plan. This incentive plan initially provided for total authorized awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008.

In 2011, the Company filed, after approval of the shareholders, an “Amended and Restated 2008 Long-Term Incentive Compensation Plan”, which increased the amount of shares available for issuance under the 2008 plan to 23,000,000 shares of common stock in order to cover future grants under this Plan.

Reconciliation of registered and available shares and/or options as of June 30, 2013:

	Three months ended June 30, 2013	Balance June 30, 2013

Registered 2008		5,000,000
Registered 2011		18,000,000
Total Registered under this plan		23,000,000
Shares (issued to):
Consultants	-	325,000
Directors and Officers	-	1,196,366
Options exercised	3,000	955,067
Options (movements):
Issued and Outstanding	5,290,621	20,077,064
Available for grant at June 30, 2013:		446,503

During the second quarter of 2013, no shares were issued to consultants under the Plan although the Company issued a total number of 325,000 shares during the term of the plan. As of 2012 the Company decided, in order to avoid costly separate registrations for the quarterly recurring share issues and the obligatory registration of such shares, to issue the non-cash compensation to directors and officers under this plan. During the first six months of 2013 the Company issued 189,945 shares to various directors and officers, which were issued in conjunction with their willingness to receive all or part of their cash compensation in shares of the Company.

During the second quarter of 2013 the total outstanding options under the Plan increased by 5,290,621 options due to the annual grant of options under the Company’s performance management program and currently a total of 20,077,064 stock options are outstanding under the Plan. Currently 325,000 shares of restricted common stock have been issued to consultants, 1,196,366 shares of common stock had been issued towards directors and officers and another 955,067 shares were issued as a result of exercised options during the existence of this plan.

Options granted generally vest immediately or up to a three-year period after grant date. Although options have been granted with a shorter term than two years, options generally expire between two and ten years from date of grant.

Common stock purchase options consisted of the following as of the six months ended June 30, 2013 and the years ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Options:
Outstanding as of December 31, 2012	12,205,717	$2.15	$15,316,144
Granted in 2013	8,369,787	$0.89	$3,459,994
Exercised (with delivery of shares)	(13,000)	$0.68	$(7,779)
Forfeitures (Pre-vesting)	(402,702)	$1.02	$(409,784)
Expirations (Post-vesting)	(89,405)	$2.13	$(190,548)
Exchanged for Cashless exercise	-	$-	$-
Outstanding as of June 30, 2013	20,070,397	$1.63	$18,168,027

The options granted in 2013 were granted with a weighted average exercise price of $0.89. The grant date fair market value of the options is $3,459,994.

The weighted average assumptions used for the options granted in 2013 using the Black-Scholes options model are: expected cumulative volatility of 120% based on calculated annual volatility of 80%, contractual life of 3.35 years, expected option life of 2.32 years (using the simplified method) and a Risk Free Interest Rate of 0.287%. The expected dividend yield is zero.

Following is a summary of the status and used assumptions of options outstanding as of the period ended June 30, 2013:

Plan 2008	Options outstanding			Options exercisable
Range of exercise prices	Total options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$ 0.60 - $ 3.39	20,077,064	4.16	$1.63	13,075,951	$1.52

Unvested Options		Options expected to vest
Number of options non yet vested	Forfeiture used in this reporting	Number of options expected to vest corrected by forfeiture rate	Unrecognized stock- based compensation expense	Weighted average remaining contract life of Total Options expected to vest (in years)
6,994,446	9.317%	6,342,764	$3,875,450	3.85

Weighted average assumptions for 2013 grants:
Weighted Average Annual Volatility	80%
Weighted Average Cumulative Volatility	120%
Weighted Average Contractual Life (in years)	3.35
Weighted Average Expected Option life (in years)	2.32
Weighted Average Risk Free Interest Rate	0.287%
Dividend yield	0.000%

At June 30, 2013 the unrecognized expense portion of stock-based awards granted to employees under the provisions of ASC 718 and the Company’s 2008 stock award plan, was approximately $3,875,450. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate has been adjusted from 10.673% at closing December 31, 2012 to 9.317% at closing June 30, 2013 and the corresponding gain has been accounted for in the second quarter of 2013.

2013 Additional Equity Plan Awards

The Compensation Committee agreed to an incentive plan for the executive officers which led to an aggregate grant towards the executive officers of 5,040,000 options. The grant date was April 5, 2013. The options were divided into three equal parts which resulted in a grant of 1,680,000 options with an exercise price of $0.91 granted under the 2008 Long-Term Incentive Plan and two conditional grants with exercise prices of $1.91 and $2.91 which will be cancelled in the event the stockholders of the Company do not approve an increase of shares issuable under the Plan from 23,000,000 to 30,000,000 in the 2013 Annual Stockholder Meeting of the Company to be held later this year. The 1,680,000 options granted under the 2008 Plan have been included in the numbers reported above “2008 Long-Term Incentive Plan” paragraph. The remaining 3,360,000 options were valued at an initial fair market value of $811,060. The current unrecognized expense portion as per June 30, 2013 for this conditional grant amounts to $506,470 and will be expensed over the remaining requisite period which is determined to end at next annual shareholders meeting in 2013.

Stock-Based Compensation Expense

Under the provisions of ASC 718 and ASC 505-50, the Company recorded for the 3-month quarter ended June 30, 2013, $2,995,049 and for the six-months period ending June 30, 2013, $4,405,959 in stock-based compensation expense for both the 2006 Non-Qualified Stock and Option Compensation Plan, the 2008 Long-Term Incentive Plan as well as the Additional Equity Plan Awards granted to the Executive Officers, together consisting of shares issued to directors and officers and employee option expensing. For the comparable period in 2012, such expense was $1,538,982 for the three month period and $3,230,728 for the six-month period ending June 30, 2012. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant. The main reason for the increase is caused by the grant and immediate vesting and therefore expensing of bonus options granted to employees as well as the options granted to the executive officers.

Note 20. Commitments

Commitments of the Company relating to co-location, network and office rents, regulatory, interconnection fees are as follows:

Year	Office	Co- location	Interconnect	Network, Service & Support	Total
2013	$204,164	$446,967	$602,401	$244,792	$1,498,324
2014	200,499	243,859	114,563	83,080	642,001
2015	100,090	243,859	89,105	79,046	512,100
2016	22,717	77,289	12,730	39,885	152,620
2017	24,805	-	6,365	-	31,170
					$2,836,215

Note 21. Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The subsidiaries with a positive balance of the non-controlling interests as of June 30, 2013 and December 31, 2012 were as follows:

		Non-controlling interest Balance at
Subsidiary	Non-controlling Interest %	June 30, 2013	December 31, 2012

ETC PRS UK	49%	$9,128	$9,434
ETC PRS Netherlands	49%	127,488	126,013
ET Bahrain WLL	1%	69	3,438
ET ME&A FZ LLC	49.46%	37,091	37,091

Total		$173,776	$175,976

Note 22. Litigations

Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

As previously described in our 2004 Annual Report, the Company and New Times Navigation Limited mutually agreed to terminate a purchase agreement. The Company returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 90,100 of our common stock out of the 204,000 issued by us for the purchase. In addition the Company issued 37 unsecured convertible promissory notes for a total amount of $3,600,000. Upon the Company’s request, 21 notes were returned with a total value of $2,040,000.

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

Note 23. Geographic Information

Six months ended June 30, 2013

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$10,608,284	$982,361	$11,590,645
Identifiable assets	$28,307,487	$11,792,190	$40,099,677

Six months ended June 30, 2012

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$15,583,125	$82,812	$15,665,937
Identifiable assets	$35,825,355	$8,850,327	$44,675,682

Note 24. Related Party Transactions

On May 24, 2013, the Company entered into a certain loan agreement with a director of the Company pursuant to which the Company borrowed a principal amount of €1,000,000 ($1,290,790) for a period of one year at the interest rate of 12% per annum (“Loan Agreement”) and issued a warrant (“Warrant”) to the director to purchase 1,253,194 restricted shares of Common Stock exercisable at $1.03 per share for a term of 5 years, with a mandatory cash exercise after 12 months in case the average closing bid price is $1.55 or higher for 10 consecutive trading days.

On June 11, 2013, Elephant Talk Communications Corp. (the “Company”) entered into Amendment No. 1 (the “Amendment to SPA”) to a certain Securities Purchase Agreement (the “SPA”) dated June 3, 2013 with amongst others (as described in more detail Note 15) Mr. Steven van der Velden, the Chief Executive Officer and Chairman of the Board (“Affiliated Investors”), relating to a registered direct public offering by the Company (the “Offering”). The gross proceeds from this SPA from Mr. van der Velden was $4,500,000. The number of shares issued to Mr. van der Velden amounted to 6,428,571 and the number of warrants amounted to 2,892,857. Further details of the SPA can be found in Note 15.

Quercus Management Group N.V. (“QMG”), an entity affiliated with certain officers and directors of the Company served as fundraising agent for Stock Purchase Agreements (the “SPA”) with a non-affiliated investor pursuant to which $225,000 was raised. QMG received a selling concession of 8%, or $18,000.

Note 25. Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were available to be issued.

Conversion and Termination of Loan Agreement Related Party

On July 14, 2013, the Company entered into an amendment (the “Amendment”) with a director of the Company, to terminate the Loan Agreement and cancel the Warrant that is mentioned Note 14 and 24. In exchange for termination of the Loan Agreement, the Company entered into a Stock Purchase Agreement, dated July 15, 2013 (the “Purchase Agreement”) with the director pursuant to which the Company agreed to convert the Principal Amount of the loan into 1,840,631 restricted shares of the Company’s Common Stock. The conversion rate was calculated against the Euros (€) to U.S. Dollars ($) exchange rate as of July 12, 2013 and the closing of the Company’s stock on NYSE MKT on that date, which was $0.71 per share (the “Conversion”). The closing of the Conversion will occur upon satisfaction or waiver of the customary closing conditions set forth in the Purchase Agreement.

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

Our Business

The company has invested over $100 million in knowledge and company owned software and infrastructure that enabled the company to launch a scalable global mobile network outsourcing platform with our proprietary Software Defined Network Architecture (“Software DNA”) and a wide range of cyber security solutions through ValidSoft to counter electronic fraud.  The company now owns and operates a growing number of recurring revenue platforms with mobile and security revenues and gross margins that have improved for eight consecutive quarters.  As a consequence, the company is now approaching a cash flow positive operation and the company believes that its high margin business growth will continue to be driven by managing, securing and processing an increasing number of subscribers and financial transactions in the (mobile) cloud, providing a long lasting, profitable business model.

Through our Software DNA™ mobile platform Elephant Talk generates and processes large quantities of data from mobile networks.  Such data is processed by using propriety software to combine it into real time, useful management support information.  Data is managed into providing numerous services and create one efficient, single and real time data picture of each individual end user, including applications being used and transactions being performed.  The end result is a better customer experience driven by the big data analytics that are processed and managed on behalf of the Company’s clients and their end users. Going forward it is the Company’s expectation that this capability facilitates further strong growth from clients such as Vodafone in Europe, Zain in the Middle East, and Iusacell in Mexico.

The Company’s cloud security subsidiary ValidSoft uses a variety of raw data generated within mobile and other networks to provide world-class cyber security solutions.  Large amounts of big data are processed in real time through proprietary software platforms to support security decisions such as access authentication, application authorization and transaction verification in milliseconds.  Some of the Company’s clients include FICO/Adeptra, Banco Santander and several leading U.S., European and Australian financial institutions.

Two of the key differentiators for ValidSoft are having up to a 5 Factor flexible Authentication model and being the only cyber security software company in the world that has been granted three European Privacy Seals.

With nearly 90% of second quarter revenue generated from mobile solutions and security systems operations, it is the Company’s belief that the transformation of Elephant Talk from a telecommunications company into a software and managed services company is nearing completion.

Recent milestones for mobile product line:

•	In November 2011, we executed a mass migration of SIMs to our mobile Software DNA™ platform in Spain. This migration – without having to replace the SIM cards - led to over 1.3 million customers via our Vodafone España Enabler platform in Spain.

•

In January 2013, the company announced a contract with a Mobile Network Operator in Latin America. After a first call between both CEOs in June 2013, it was announced that the Mobile Network Operator contract is with Iusacell in Mexico. It is expected that the first migrations will start at the end of Q3 and that approximately 1.5 million SIMs will be hosted on our Software-DNA™ platform by the end of 2013. The platform will be able to initially host up to 10m SIMs and may ultimately host up to 20m SIMs of Iusacell and its MVNO customers.

•	In April 2013, the Company acquired all of the assets of Telnicity, LLC, a U.S. MVNE/MVNO enabler company including the company’s existing customer contracts, carrier agreements, and access to telSPACE and mCASH, Telnicity’s turnkey back office infrastructure and billing systems. For this acquisition Elephant Talk issued 1 million shares of common stock.

•	On July 11, 2013, the Company announced a long term agreement with Axiom Telecom LLC to host Mobile Managed Services in the Middle East.

•	On July 16, 2013, NEO-SKY, a Spanish telecommunication service provider, announced that on June 21, 2013 it started marketing its Mobile Services in Spain. Elephant Talk is a key partner for NEO-SKY´s Mobile Services launch, providing its mobile Software DNA™ platform. NEO-SKY is the 6th MVNO in Spain powered by Elephant Talk’s network and mobile platform that is operational now, next to Lebara, Orbitel, BT, Eroski and HITS. NEO-SKY will market its Mobile Services to the niche market of corporate clients and expects to reach approximately 100,000 SIMs over the next few years within the high-end active mobile customers within the Virtual Private Network (VPN).

Recent milestones for ValidSoft product line:

•	In September 2011 ValidSoft and Adeptra, now part of the FICO Corporation, formed a partnership to provide financial organizations with best-in-class fraud detection and prevention functionality, as well as total control over their customer communications.

•

Following a pilot project, long-standing Adeptra client Santander, one of the ten largest international financial institutions, implemented in the UK the SIM Swap solution in 2012. This solution has been in live production for over a year now and processed successfully in excess of 9 million records.

•	Following the successful deployment with Santander, Adeptra has been pressing ahead with the integration of the ValidSoft solutions into its client base and has signed in 2013 an agreement with a leading UK bank for the provision of the Validsoft SIM Swap technology and VALid-POS technology.

•	ValidSoft successfully concluded the live-trials for a Self-Certification project to an EU Government in the area of citizen benefit payments. The proposed solution is based on ValidSoft’s own IP and specialized technology and incorporates ValidSoft’s Speaker Verification Platform, VALid-SVP™ to provide automation in the processing of citizen benefits with a view to achieving cost reduction and efficiencies. We now await a decision to be taken by the EU Government in terms of next steps, including potential deployment and timing.

•	In 2013, the Company launched VALid-SVP™ (Speaker Verification Platform), a voice biometric technology to improve secure authentication.

•	In 2013, ValidSoft filed applications for several new patents in the Card Not Present fraud prevention area and the high end security area.

In March 2013, ValidSoft was the winner of the Jury Vote of the prestigious “The Florin Transaction Services Innovation Awards”, which recognizes innovation in the transaction services industry. The Florins, established in 2010 by the EPCA Payment Summit (European Payments Consulting Association) and The Paypers.

•	In February 2013, ValidSoft’s Secure Mobile Architecture for Real-Time Transactions ( SMART™) was selected to be integral element in the comprehensive payment acceptance service solution by Spindle, Inc. (OTCBB:SPDL), a leading US-provider of mobile payments solutions.

•

ValidSoft’s voice biometric technology was successfully measured and compared with the world’s leading commercial voice biometric providers and non-commercial voice biometrics research groups in late 2012. The successful evaluation was executed by the National Institute of Standards and Technology (NIST), a non-regulatory federal agency within the US Department of Commerce.

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

Results of Operations

Our results of operations for the six months ended June 30, 2013, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding B.V. and its subsidiaries, Elephant Talk Group International B.V., Elephant Talk North America, ValidSoft Ltd and its subsidiaries.

Although the vast majority of our business activities are carried out in Euros, we report our financial statements in US dollars (“USD”). The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. Since we carry out our business activities primarily in Euros, we do not currently engage in hedging activities.

The following table shows the USD equivalent of the major currencies:

	USD equivalent
	1st quarter 2013	2nd quarter 2013
Euro	$1.3204	$1.3056
British Pound	$1.5524	$1.5356

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

	Six months ended June 30,
EBITDA Adjusted	2013	2012

Net loss	$(12,404,033)	$(10,996,098)
Provision for income taxes	-	97,288
Depreciation and amortization	3,156,219	2,503,357
Stock-based compensation	4,405,959	3,230,728
Other income (expense)	2,443,919	(571,157)
Equity in earnings of unconsolidated joint venture	-	192,415
Adjusted EBITDA	$(2,397,936)	$(5,543,467)

	Three months ended June 30,
EBITDA Adjusted	2013	2012

Net loss	$(7,266,111)	$(4,990,909)
Provision for income taxes	-	97,288
Depreciation and amortization	1,836,231	1,224,888
Stock-based compensation	2,995,049	1,538,982
Other income (expense)	1,485,736	(564,593)
Equity in earnings of unconsolidated joint venture	-	29,084
Adjusted EBITDA	$(949,095)	$(2,665,260)

Comparison of three months and six months ended June 30, 2013 and June 30, 2012

Revenue

Revenue for the three months ended June 30, 2013 was $4,994,145, a decrease of $2,090,824 or 29.5%, compared to $7,084,969 for the three months ended June 30, 2012.

The landline services revenue for the three months ended June 30, 2013 and 2012 was $526,080 and $4,301,249, respectively, a decrease of $3,775,169. The decrease was due to the company’s strategy of moving away from landline services and towards Mobile & Security Solutions.

The mobile and security solutions revenue for the three months ended June 30, 2013 was $4,468,065, an increase of $1,684,345 from $2,783,720 for the same period 2012. The increase was mainly due to an increase of the subscriber base hosted on our platforms and additional revenue related to finalized projects and the new MNO customer Iusacell in Mexico.

	Three months ended June 30,
	2013	2012	Variance
Revenues	$4,994,145	$7,084,969	$(2,090,824)
Cost of service	(1,465,517)	(5,185,048)	(3,719,531)
	$3,528,628	$1,899,921	$1,628,707

	Six months ended June 30,
	2013	2012	Variance
Revenues	$11,590,645	$15,665,937	$(4,075,292)
Cost of service	(5,013,794)	(12,074,265)	(7,060,471)
	$6,576,851	$3,591,672	$2,985,179

Mobile and security revenue increased as a percentage of total Company revenue to 89.5% in the second quarter of 2013 from 39.3% in the prior year period.

	Three months ended June 30,
Revenue	2013	2012	Variance
Landline Services	$526,080	$4,301,249	$(3,775,169)
Mobile & Security Solutions	4,468,065	2,783,720	1,684,345
Total Revenue	$4,994,145	$7,084,969	$(2,090,824)

	Six months ended June 30,
Revenue	2013	2012	Variance
Landline Services	$3,262,783	$10,454,510	$(7,191,727)
Mobile & Security Solutions	8,327,862	5,211,427	3,116,435
Total Revenue	$11,590,645	$15,665,937	$(4,075,292)

Revenue for the six months ended June 30, 2013 was $11,590,645, a decrease of $4,075,292 or 26.0%, compared to $15,665,937 for the six months ended June 30, 2012. The decrease was due to the company’s strategy of moving away from landline towards Mobile & Security Solutions.

Cost of service

Cost of service for the three months ended June 30, 2013 was $1,465,517, a decrease of $3,719,531 or 71.7%, compared to $5,185,048 for the three months ending June 30, 2012. Cost of service for the six months ended June 30, 2013 was $5,013,794, a decrease of $7,060,471 or (58.5%), compared to $12,074,265 for the six months ended June 30, 2012. This decrease is related to the decline in landline revenue. Cost of service as a percent of the total revenue was 43.3% and 77.1% for the six months ended June 30, 2013 and 2012, respectively.

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

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2013 and 2012 were $4,477,723 and $4,565,181, respectively, a decrease of $87,458 or (1.9%).

For the six months ended June 30, 2013 and 2012, these expenses were $8,974,787 and $9,135,139, respectively, a decrease of $160,352, or (1.8%).

SG&A expenses remained relatively stable, since the increased number of personnel and long term contractors were largely capitalized expenses, following their work in building additional functionalities and modules for our mobile platform.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the three months ended June 30, 2013 was $2,995,049, an increase of $1,456,067 or 94.6%, compared to $1,538,982 for the three months ended June 30, 2012. The increase is caused by the expensing of the options granted to the members of the management team and bonus options for staff.

Non-cash compensation for the six months ended June 30, 2013 and 2012 was $4,405,959 and $3,230,728, respectively. The year to date increase was of $1,175,231 or 36.4%.

Non-cash compensation is comprised of:

•	The option expensing under the 2008 Long-Term Incentive Plan;
•	the expensing of 2/3 of the options granted to the members of the management team which need final shareholders’ approval later this year;
•	the expensing of the shares issued to under the 2006 Non-Qualified Stock and Option Compensation Plan to the board members and management in lieu of cash compensation at their election.
•	the expensing of shares (to be issued) to the board members and management in lieu of their Q2-2013 cash compensation which they elected preceding the second quarter.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2013 was $1,836,231, an increase of $611,343 or 49.9%, compared to $1,224,888 for the three months ended June 30, 2012. Depreciation and amortization for the six months ended June 30, 2013 and 2012, was $3,156,219 and $2,503,357 respectively. Depreciation and amortization expenses increased by $652,862 or 26.1% in the first six months 2013 compared to the same period 2012.

Intangible assets impairment charge

The June 30, 2013 consolidated balance sheet includes: $10.0 million of intangible assets, net, and $3.4 million of goodwill. Management updated its analysis of intangible assets and long-lived assets as of June 30, 2013 and we determined that for the first six months of 2013, no asset impairment charges were necessary.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses

Interest income for the three months ended June 30, 2013 was $21,527, a decrease of $153,229 (or 87.8%), compared to $174,756 from the same period 2012. Interest income was $55,247 and $279,918 for the six months ended June 30, 2013 and 2012. Interest income resulted from interest received on bank balances during 2013 and interest accrued on loans to related and third parties during 2012.

Interest expense for the three months ended June 30, 2013 was $208,144, a decrease of $628,436 (or 75.1%), compared to $836,580 from the same period in 2012. The decline in interest expense is mainly related to the purchase of the 8% Senior Secured Convertible Note (see Note 13). Interest expense was $431,896 and $938,847 for the six months ended June 30, 2013 and 2012.

Interest expense related to the debt discount on the 8% Senior Secured Convertible Note for the three months ended June 30, 2013 was $502,972, compared to $0 for the same period in 2012. Interest expense related to the debt discount was $1,061,000 and $0 for the six months ended June 30, 2013 and 2012, respectively.

Change in fair value of the conversion feature for the three months ended June 30, 2013 was $372,059, a decrease of $854,358 (or 69.7%), compared to $232,267 from the same period in 2012. Change in fair value of the conversion feature was $232,267 and $1,230,086 for the six months ended June 30, 2013 and 2012.

Loss on Extinguishment of Debt for the three months ended June 30, 2013 was $1,938,597, compared to $0 for the same period in 2012. Loss on Extinguishment of Debt was $1,938,597and $0 for the six months ended June 30, 2013 and 2012, respectively.

Change in fair value of warrant liabilities for the three and six months ended June 30, 2013 was $772,466 compared to $0 for the same period in 2012.

Amortization of deferred financing costs for the three months ended June 30, 2013 was $2,075, compared to $0 for the same period in 2012. Amortization of deferred financing costs was $72,406 and $0 for the six months ended June 30, 2013 and 2012, respectively.

Provision for Income Taxes

Provision for income taxes for the three and six months ended June 30, 2013 $0, compared to the increase of the provision of $97,288 same period previous year.

Net Loss

Net loss for the six months ended June 30, 2013 was $12,404,033, an increase of $1,407,935 (or 12.8%), compared to $10,996,098 from the same period 2012. The increase in loss was fully caused by the increase in the loss from other expense by $3,015,076. Loss from other expense increased substantially due to interest expense related to debt discount and conversion feature and the amortization of deferred financing costs. On the other hand, the total loss from operations decreased by $1,317,438.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as other comprehensive income or loss. Other comprehensive loss for the six months ended June 30, 2013 and 2012 was ($534,887) and ($1,779,477), respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the US Dollars/Euro exchange rates.

Liquidity and Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Historically, we have relied on a combination of debt and equity financings to fund our on-going cash requirements.

The Company’s operations have not yet resulted in positive cash flow and accordingly, management pursues on-going efforts in attracting financing and consequently closed a total of $13.5 million in financing in the second quarter of 2013 consisting of the following:

-	registered direct offering with gross proceeds of $12 million in equity
-	unregistered sale of securities with gross proceeds of $0.23 million in equity
-	debt financing with a 1 year maturity of $1.3 million (which was subsequently terminated and replaced by a straight equity investment)

After deduction of fund raising expenses of $0.7 million, the abovementioned fundraises resulted in net proceeds of $12.8 million. Of these net proceeds $7.7 million has been used to pay two installments and fully extinguish the 2012 8% senior secured convertible debt.

This means that the Company currently has no outstanding loan arrangements other than the minor joint venture financing, the (disputed) debt under Note 9 and 12 and vendor trade financing.

April and May 2013 showed comparable operational cash burn rates (estimated by us by using adjusted EBITDA) as first quarter 2013 whereby June 2013 was above break-even which resulted in a second quarter 2013 adjusted EBITDA of minus $0.95 million compared minus $2.7 million same quarter previous year.

With the settlement of the outstanding convertible debt, the pledged assets of the Company have been released and have become available for follow on financing in order to complete the Company’s required funding efforts.

With cash and cash equivalents at June 30th 2013 of $3 million, the positive developments of the Company and the intention of the company to close additional financing in Q3 2013 the company feels that it can carry out is operational plans for the coming 12 months. However, there can be no assurance that such additional financing will be closed in such period

If the Company is unable to secure additional capital, it may not be able to continue operations. As of June 30, 2013, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2013 was $1,089,581 compared to $4,082,457 in the same period 2012, a decrease of $2,992,876 (or 73.3%). This decrease is primarily attributable to increased revenues from our higher margin mobile and security business which led to lower loss from operations and resulted in lower net cash used in operating activities as well as reduced use of working capital, primarily caused by financing arrangements made with vendors.

Investment activities

Net cash used in investment activities for the six months ended June 30, 2013 was $2,262,540, a decrease of $3,085,361, (or 57.7%) compared to $5,347,901 in the same period 2012. The decrease was attributable to 2012 restricted cash related to the 8% Senior Secured Convertible Note, as well as to the fact that we provided loans to related and third parties in 2012.

Financing activities

Net cash received by financing activities for the six months ended June 30, 2013 was $5,120,751 compared to $7,894,129 for the six months ended June 30, 2012.

As a result of the above activities from the first six months of 2013, the Company had cash and cash equivalents balance of $2,979,673 as of June 30, 2013, a net increase in cash and cash equivalents of $1,746,405 since December 31, 2012.

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

Contractual Obligations

The contractual obligations are presented in the Note 20, Commitments of the financial statements. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

As previously described in our 2004 Annual Report we and New Times Navigation Limited mutually agreed to terminate this purchase agreement. We returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 90,100 of our common stock out of the 204,000 issued by us for the purchase. In addition, we issued 37 unsecured convertible promissory notes for a total amount of $3,600,000. On our request 21 notes were returned with a total value of $2,040,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2013, the Company entered into a certain Stock Purchase Agreement (the “SPA”) with a non-affiliated investor pursuant to which the Company issued 250,000 restricted shares (“Shares”) of the Company’s common stock, no par value per share (the “Common Stock”), at the price of $0.90 per share.

On May 24, 2013, the Company entered into a certain loan agreement with a member of its board of directors pursuant to which the Company borrowed a principal amount of €1,000,000 ($1,290,790) at the interest rate of 12% per annum (“Loan Agreement”) and issued a warrant (“Warrant”) to the director to purchase 1,253,194 restricted shares of Common Stock exercisable at $1.03 per share for a term of 5 years, with a mandatory cash exercise after 12 month in case the average closing bid price is $1.55 or higher for 10 consecutive trading days. The transaction contemplated in the Loan Agreement will be consummated no later than May 30, 2013.

The Company has used the proceeds from the issuance of the Shares and the Loan Agreement primarily for working capital.

The securities were offered and sold only in Europe to “accredited investors” (as defined in Rule 501(a) of the Securities Act) pursuant to an exemption from registration under Section 4(2) and Regulation S of the Securities Act.

In addition, on June 25, 2013, the Company entered into a IR consulting agreement with Alliance Advisors (‘Alliance’), pursuant to which the Company will issue 200,000 restricted shares of Common Stock (‘Alliance shares’) to an affiliate of Alliance as partial compensation for the services provided by Consultant.

The Alliance Shares will be issued to an “accredited investor” and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

4.1	Form of Warrant to purchase Common Stock by the Company in favor of the investors (1)

10.1	Placement Agent Agreement, dated May 30, 2013, by and between the Company and Dawson James Securities Inc. (2)

10.2	Securities Purchase Agreement, dated June 3, 2013 by and between the Company and Investors (3)

10.3	Form of Amendment No. 1 to Securities Purchase Agreement, dated June 11, 2013, by and between the Company and Investors (4)

10.4	Form of Purchase Agreement, dated June 11, 2013, by and among the Company and each holder of Convertible Notes (5)

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page 32. *

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page 33. *

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page 34. *

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page 35. *
101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Filed as Exhibit 4.1 as part of our Current Report on Form 8-K on June 3, 2013

(2) Filed as Exhibit 10.2 as part of our Current Report on Form 8-K/A on  June 3, 2013

(3) Filed as Exhibit 10.1 as part of our Current Report on Form 8-K on June 3, 2013

(4) Filed as Exhibit 10.1 as part of our Current Report on Form 8-K on  June 11, 2013

(5) Filed as Exhibit 10.1 as part of our Current Report on Form 8-K on June 12, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: August 9, 2013	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

