Form 10-Q
period 2013-09-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2013-11-12
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

000-30061

( Commission file No.)

ELEPHANT TALK COMMUNICATIONS CORP.

(Exact name of small business issuer as specified in its charter)

DELAWARE	95-4557538
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

Cross Rock Place Executive Suites No. 102

3600 NW 138th,

Oklahoma City, OK

USA

(Address of principal executive offices)

(813) 926 8920

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

Yes ☐ No ☒

As of November 1, 2013, there were 140,021,423 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,085,215	$1,233,268
Restricted cash	495,983	1,230,918
Accounts receivable, net of allowance for doubtful accounts of $25,225 and $559,120 at September 30, 2013 and December 31, 2012 respectively	4,173,398	5,123,803
Prepaid expenses and other current assets	2,531,602	1,821,218
Total current assets	13,286,198	9,409,207

NON-CURRENT ASSETS

OTHER ASSETS	1,382,857	1,038,306

PROPERTY AND EQUIPMENT, NET	18,663,407	13,088,271

INTANGIBLE ASSETS, NET	9,412,581	10,503,026

GOODWILL	3,707,903	3,436,731

TOTAL ASSETS	$46,452,946	$37,475,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$380,550	$350,114
Accounts payable and customer deposits	4,905,101	5,139,292
Deferred Revenue	428,473	252,551
Accrued expenses and other payables	5,816,271	4,120,536
8% Convertible Note	-	3,067,416
Loans payable	962,418	963,051
10% Related Party Loan (net of Debt Discount of $2,385,206)	267,393	-
Total current liabilities	12,760,206	13,892,960

LONG TERM LIABILITIES
8% Convertible Note	-	2,565,202
10% 3rd Party Loan (net of Debt Discount of $827,421)	4,477,780	-
Warrant liabilities	4,116,480	-
Conversion feature	-	311,986
Trade note payable	593,903	-
Loan from joint venture partner	590,165	555,907
Total long term liabilities	9,778,328	3,433,095

Total liabilities	22,538,534	17,326,055

STOCKHOLDERS' EQUITY
Common stock, .00001 par value, 250,000,000 shares authorized, 134,440,221 issued and outstanding as of September 30, 2013 compared to 111,918,386 shares issued and outstanding as of December 31, 2012	243,294,324	223,965,907
Accumulated other comprehensive income (loss)	(242,647)	(732,090)
Accumulated deficit	(219,316,384)	(203,260,307)
Elephant Talk Communications, Corp. stockholders' equity	23,735,293	19,973,510

NON-CONTROLLING INTEREST	179,119	175,976
Total stockholders' equity	23,914,412	20,149,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,452,946	$37,475,541

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Period ended		Period ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUES	$5,204,982	$6,699,381	$16,795,627	$22,365,318

COST AND OPERATING EXPENSES
Cost of service	1,080,174	4,603,588	6,093,968	16,677,853
Selling, general and administrative expenses	4,209,704	4,221,767	13,184,491	13,356,906
Non cash compensation to officers, directors and employees	1,233,165	1,709,403	5,639,124	4,940,131
Depreciation and amortization of intangibles assets	1,543,687	1,263,137	4,699,906	3,766,494
Total cost and operating expenses	8,066,730	11,797,895	29,617,489	38,741,384

LOSS FROM OPERATIONS	(2,861,748)	(5,098,514)	(12,821,862)	(16,376,066)

OTHER INCOME (EXPENSE)
Interest income	33,773	(85,364)	89,020	194,554
Interest expense	(181,074)	(649,251)	(612,970)	(1,588,098)
Interest expense related to debt discount and conversion feature	(259,795)	-	(1,320,795)	-
Change in fair value of conversion feature	-	617,603	232,267	1,847,689
Loss on Extinguishment of Debt	(44,506)	-	(1,983,103)	-
Changes in fair value of warrant liabilities	173,333	-	519,349	-
Amortization of deferred financing costs	(44,076)	-	(116,482)	-
Total other income (expense)	(322,345)	(117,012)	(3,192,714)	454,145

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,184,093)	(5,215,526)	(16,014,576)	(15,921,921)
Provision for income taxes	(41,500)	(94,887)	(41,500)	(192,175)
LOSS BEFORE EARNINGS OF UNCONSOLIDATED JOINT VENTURE	(3,225,593)	(5,310,413)	(16,056,076)	(16,114,096)
Equity in earnings of unconsolidated joint venture	-	(164,252)	-	(356,667)
NET LOSS	(3,225,593)	(5,474,665)	(16,056,076)	(16,470,763)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	489,443	594,468	(807,208)	(315,226)
	489,443	594,468	(807,208)	(315,226)

COMPREHENSIVE LOSS	$(2,736,150)	$(4,880,197)	$(16,863,284)	$(16,785,989)

Net loss per common share and equivalents - basic and diluted	$(0.02)	$(0.05)	$(0.13)	$(0.15)

Weighted average shares outstanding during the period - basic and diluted	134,440,221	111,558,485	122,038,045	111,129,222

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,056,076)	$(16,470,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,699,906	3,766,494
Provision for doubtful accounts	22,131	309,429
Provision for income taxes	41,500	0
Stock based compensation	5,639,124	4,923,738
Change in fair value of derivative instruments	2,668,764	0
Financial Investments in Joint Venture	0	356,667
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Decrease (increase) in accounts receivable	1,054,452	1,728,467
Decrease (increase) in prepaid expenses, deposits and other assets	(666,991)	(129,937)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(2,030,393)	938,142
Increase (decrease) in deferred revenue	177,635	(35,352)
Increase (decrease) in accrued expenses and other payables	1,859,634	945,862
Increase (decrease) in non-cash accrued expenses related to extinguishment of Debt	(890,997)	0
Net cash used in operating activities	(3,481,311)	(3,667,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,108,507)	(2,096,026)
Restricted cash	0	(1,597,168)
Loans to related party	0	(1,000,589)
Loans to joint venture partners	0	(107,618)
Loan to third party	(125,000)	(249,827)
Net cash used in investing activities	(4,233,507)	(5,051,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	1,290,790	0
Proceeds from Share Purchase Agreement - Unregistered securities	225,000	0
Proceeds from Share Purchase Agreement - Registered direct	7,500,000	0
Proceeds from Share Purchase Agreement Related Party	4,500,000	0
Proceeds from 10% Affiliate Loan	2,652,600	0
Proceeds from 10% 3rd Party Loan	5,305,200	0
Fundraise fees	(1,362,124)	0
Proceeds from 8% convertible note, net of original issue discount	0	8,000,000
Payments on 8% convertible note installment payments and interest	(8,490,360)	(964,958)
Deferred financing costs	0	(543,438)
Exercise of warrants & options	78,971	969,714
Payments for share issue costs	0	(79,643)
Cash from Escrow account for principal and interest payments on 8% Convertible notes	742,427	0
Net cash provided by financing activities	12,442,504	7,381,675

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	124,261	(328,332)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,851,947	(1,665,138)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	6,009,576
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,085,215	$4,344,438

	For the nine months ended
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:	September 30, 2013	September 30, 2012

Cash paid during the period for interest	$(409,331)	348,383
Purchases of property and equipment (delivered, not invoices yet)	(1,238,046)	0
Trade note payable	593,903	0
Increase in Share Capital due to Telnicity Acquisition	1,180,000	0
Increase in Share Capital for third party settlement	468,000	0

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

Basis of presentation of Interim Periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we refer to as our Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows as of and for the periods presented.

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for September 30, 2013 and December 31, 2012 include the accounts of Elephant Talk Communications Corp. and its subsidiaries, specifically:

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

The Company’s operations have not yet resulted in positive cash flow and accordingly, management pursues on-going efforts in attracting financing. Consequently, the Company closed on financings totaling, in the aggregate, $21,473,590 during the second and third quarter of 2013, which consisted of the following:

-	A registered direct offering with gross proceeds of $12,000,000 in equity;
-	An unregistered sale of securities with gross proceeds of $225,000 in equity;
-	Debt financing with a 1 year maturity of $1,290,790 (which was subsequently terminated and replaced by straight equity investment);
-	Two unsecured convertible debt financing with gross proceeds of € 6,000,000 ($7,957,800).

After deduction of fund raising expenses of $1,362,124, the above mentioned fundraises resulted in net proceeds of $20,111,466. Of these net proceeds $7,747,933 has been used to fully extinguish the 2012 8% senior secured convertible debt. In addition to these financings, the Company received $78,971 in net proceeds through the exercise of warrants.

With the settlement of the outstanding 2012 convertible debt, the pledged assets of the Company have been released and have become available for further financing if the need arises.

With cash and cash equivalents at September 30, 2013 of $6,085,215, the improvement of net cash used in operating activities and the intention of the Company to conclude further vendor financings and debtor cash management in the fourth quarter of 2013, the Company feels that it can carry out is operational plans for the coming 12 months. In case the Company is not able to achieve the anticipated revenues, pre-payments of customers and financing arrangement with the company’s major vendors, the Company will need to attract further debt or equity financing. Since there can be no assurance that these additional revenues, vendor financings or debt and equity financing where required will be closed in the required time frames, the Company may arrive in a situation that may not be able to continue operations. As of September 30, 2013, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Significant Accounting Policies

Currency Translation

The functional currency is the Euro for both the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, the Hong Kong Dollar for its wholly-owned subsidiary Elephant Talk Limited and the British Pound Sterling for its wholly-owned subsidiary ValidSoft (UK) Ltd. The financial statements of these subsidiaries were translated to US Dollars using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters”, net gains and losses resulting from translation of foreign currency financial statements are included in the statements of shareholder’s equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss). The accumulated other comprehensive income/(loss) as presented in the shareholders’ equity as of September 30, 2013 and December 31, 2012 was ($242,647) and ($732,090), respectively. The foreign currency translation gain (/loss) for the nine months ended September 30, 2013 and 2012 was ($807,483) and ($315,226), respectively. The foreign currency translation gain (/loss) for the three months ended September 30, 2013 and 2012 was $489,168 and $594,468.

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

Accounts Receivables, net

The Company’s customer base consists of geographically diverse customers. The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable on a customer by customer basis and analyzes historical bad debt, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. As of September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $25,225 and $559,120, respectively.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”). Revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured. We report revenue on a gross basis using authoritative guidance issued by the FASB. We consider the following factors to determine the gross versus net presentation: if we (i) act as principal in the transaction and (ii) have risks and rewards of ownership, such as the risk of loss for collection and delivery of service. The Company derives revenue from activities as a fixed-line, security and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication and security services provided to customers (net of value added tax and inter-company revenue). Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied. Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services.

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

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2008 and later, with certain state jurisdictions open for audit for earlier years. The Company has no amount recorded for any unrecognized tax benefits as of September 30, 2013 and December 31, 2012, nor did the Company record any amount for the implementation of ASC 740. The Company's policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the first nine months 2013 and 2012, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at September 30, 2013 or December 31, 2012.

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. In the first nine months of the years 2013 and 2012, the Company’s comprehensive income/(loss) consisted of its net loss and foreign currency translation adjustments.

Intangible Assets

In accordance with ASC 350 Intangibles – Goodwill and Other, intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 350, on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

Property and Equipment, Internally Developed and Third Party Software

The Company has adopted the provisions of ASC 985, Software  – Research and Development. Property and equipment are initially recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance the assets or extend the useful life are charged to operating expenses as incurred. Included in property and equipment are certain costs related to the development of the Company’s internally developed software technology platform. We capitalize all costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

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

Level 3 – Instruments that have little to no pricing observability as of the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Elephant Talk enters these estimates and other observable inputs into a Monte Carlo valuation model.

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

The following table summarizes fair value measurements by level at September 30, 2013 for financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Liability Derivatives
Conversion feature	$-	$-	$-	$-
Warrant Liabilities	$-	$-	$4,116,480	$4,116,480
Total liability derivatives	$-	$-	$4,116,480	$4,116,480

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

Recently Issued Accounting Pronouncements

On July of 2013 the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists. This guidance provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, except to the extent that carryforwards are not available to settle any additional income taxes that would result from disallowance of a tax position. The unrecognized tax benefit should be presented as a liability. This guidance is applicable for fiscal years and interim periods beginning after December 15, 2013. The Company is evaluating the potential impact of adopting this standard on its consolidated financial statements.

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

In February of 2013, the FASB, issued ASU, No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has evaluated this guidance and concluded that it is not applicable to our situation, because the Company is not a co-obligor of our subsidiary in Hong Kong. See disclosure in Note 9.

In March of 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. These amendments provide guidance on releasing Cumulative Translation Adjustments when a parent company sells partially equity method investments and in step acquisitions. The amendments are effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The guidance is applicable to the Company in principle, but since its enactment, the Company has not derecognized any subsidiary or group of assets as of September 30, 2013.

Note 3. Prepaid expenses and other current assets

Prepaid expenses and other current assets amounted to $2,531,602 as of September 30, 2013, compared with $1,662,776 for the same period of 2012. As of as of December 31, 2012 the amount was $1,821,218. As of September 30, 2013, $962,619 of the prepaid expenses was related to prepaid Value Added Tax (“VAT”), $701,326 for the same period of 2012, and $534,327as of December 31, 2012.

Note 4. Other assets

Other assets at September 30, 2013 and December 31, 2012 are long-term in nature and were $1,382,857 and $1,038,306. Other assets consist of ‘other assets’ amounting $133,285 and $0 as of 30 September 2013, and long-term deposits and deferred financing costs as detailed below.

Long-term Deposit

As of September 30, 2013, there were long-term deposits to various telecom carriers during the course of its operations and a deposit towards the French Tax Authorities amounting to $ 657,024, compared with $657,192 as of December 31, 2012, and $638,339 as of September 30, 2012.  The deposits are refundable at the termination of the business relationship with the carriers.

Deferred Financing Costs

At September 30, 2013, the company paid financing cost of $636,625 which was related to the issuance of two convertible notes: a 10% Convertible Note with a nominated amount of €2,000,000 (valued at $2,652,600) and another 10% Convertible Note with a nominated amount of €4,000,000 (valued at $5,305,200 during the quarter ended September 30, 2013.). These costs are amortized over the term of the convertible note. The deferred financing costs balances were $592,548 as of September 30, 2013 and $381,114 as of December 31, 2012 and were included in other assets in the accompanying balance sheet.

Note 5. Property and equipment

The Company’s Property & Equipment also include the capitalization of its systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform;
•	CRM provisioning Software;
•	Mediation, Rating & Pricing engine;
•	ValidSoft security software applications;
•	Operations and business support software;
•	Network management tools.

Property and equipment at September 30, 2013 and December 31, 2012 consist of:

	Average Estimated	September 30,	December 31,
	Useful Lives	2013	2012
Furniture and fixtures	5	287,933	269,731
Computer, communication and network equipment	3 - 10	22,655,995	17,056,396
Software	5	6,742,463	6,123,371
Automobiles	5	89,946	87,925
Construction in progress		3,504,833	1,962,315
Total property and equipment		33,281,170	25,499,738

Less: accumulated depreciation and amortization		(14,617,763)	(12,411,467)
Total property and equipment, Net		$18,663,407	$13,088,271

Construction in progress (capitalization) consists of software projects under development that have not yet been completed. Total net capitalization increased from $2,409,199 in June 30, 2013 by $1,095,634 or 45%. Total depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $818,025 and $599,446, respectively. Total depreciation expense for the nine months ended on September 30, 2013 and 2012 was $2,411,800 and $1,744,999 respectively

Note 6. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets as of September30, 2013 and December 31, 2012 consisted of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2013	2012
Customer Contracts, Licenses , Interconnect & Technology	5-10	$13,094,037	$12,096,592
ValidSoft IP & Technology	1-10	15,956,336	15,597,814
Total intangible assets		29,050,373	27,694,406

Less: Accumulated Amortization and impairment charges		(11,251,238)	(10,569,693)
Less: Accumulated Amortization ValidSoft IP & Technology		(8,386,554)	(6,621,687)
Total intangible assets, Net		$9,412,581	$10,503,026

Total amortization expense for the three months ended September 30, 2013 and 2012 was $725,662 and $663,691 respectively. Total amortization expense for the nine months ended in September 30, 2013 and 2012 was $2,288,106 and $2,021,495 respectively.

Estimated future amortization expense related to our intangible assets is:

	Rest of 2013	2014	2015	2016	2017	2018 and thereafter
Interconnect licenses and contracts	$162,842	$470,805	$150,510	$16,375	$-	$-
ValidSoft IP & Technology	536,309	2,145,236	2,002,025	1,954,287	508,448	238,369
Total	$699,151	$2,616,041	$2,152,535	$1,970,662	$508,448	$238,369

Note 7. Telnicity asset purchase agreement

On April 1, 2013, the Company, through its subsidiary Elephant Talk North America Corp, entered into an asset purchase agreement to acquire the assets of Telnicity LLC, a company established in the United States. The assets provide access to the U.S. mobile telecommunications market through Telnicity’s relationships with several major U.S.-based mobile telecommunication companies as well as its complementary technological mobile capabilities. The assets and operations are consolidated into the financials of the Company as of April 1, 2013. This acquisition was accounted under the provisions of ASC 805, Business Combinations.

The transaction was valued at approximately at $1,180,000 plus related transaction costs, and was funded by issuing 1,000,000 shares of common stock of the Company, at a fair value of $1.18 per share. During the third quarter of 2013, we prepared an internal fair value analysis of the Telnicity’s intangible assets and allocated the following values: $218,598 to relationship with customers, $366,112 to relationships with carriers and $404,888 to Technology and Intellectual property. The Company recorded $190,401 of goodwill, which is not deductible for income tax purposes. The intangible assets recognized have useful lives ranging from three to five years, based on estimates of the life of the customer relationship, the contractual life of contracts with carriers and government authorities/licenses.

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

We assess goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment as per ASC 350, Intangibles – Goodwill and Other. The Company periodically analyzes whether any such indicators of impairment exists. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. In the Company’s case, the indicator is the continuing losses.

After considering qualitative factors such as our market capitalization and the Company’s 2013 outlook announced in the Company, we concluded that, for the second quarter 2013, a goodwill impairment test was required. In performing the first step of the two-step goodwill impairment test, the Company determined that the fair value of the Company as a single reporting unit, measured by the Company’s market capitalization ($93.5 million as of September 30, 2013), exceeded the carrying value of the reporting unit which amount to $26.5 million by $67 million, indicating no impairment was necessary.

The carrying value of the Company’s goodwill as of September 30, 2013 and as of December 31, 2012 was as follows:

Goodwill	September 30,	December 31,
	2013	2012
Goodwill at acquisition of ValidSoft Ltd	$3,433,833	$3,433,833
Goodwill Morodo	214,689	214,689
Goodwill Telnicity LLC	190,401	-
End of period exchange rate translation	(131,020)	(211,791)
Total	$3,707,903	$3,436,731

Note 9. Overdraft

In 2004, Elephant Talk Ltd, a subsidiary of the Company, executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of September 30, 2013, the overdraft balance, including accrued interest totaled $380,550 compared to $350,114 as of December 31, 2012. The interest rate and default payment interest rate were charged at 2% and 6% per annum above the Lender’s Hong Kong Dollar Prime Rate quoted by the Lender from time to time. The Company has not guaranteed the credit facility or is otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd. Further detail can be found in Note 12. Loans Payable

Note 10. Deferred Revenue

Deferred revenue represents amounts received from the customers against future sales of services since the Company recognizes revenue upon performing the services. They typically represent implementation fees. Deferred revenue was $428,473 and $252,551 as of September 30, 2013 and December 31, 2012, respectively.

Note 11. Accrued expenses

As of September 30, 2013 and December 31, 2012, the accrued expenses comprised of the following:

	September 30, 2013	December 31, 2012
Accrued Selling, General & Administrative expenses	$2,759,617	$2,175,845
Accrued cost of service	600,898	648,958
Accrued taxes (including VAT)	250,820	288,651
Accrued interest payable	966,890	882,181
Accrued capital expenditure liabilities	1,238,046	124,901
Total accrued expenses	$5,816,271	$4,120,536

Within the accrued taxes it is included the provision for income taxes as of September 30, 2013 amounting to $41,500. Refer to note 20. Provision for Income taxes.

Accrued Selling, General & Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing & sales expenses, office related, etc.

Note 12. Loans Payable

Loans payable at September 30, 2013 and December 31, 2012 are summarized as follows:

	September	December
	30, 2013	31, 2012
Unsecured loan payable	$962,418	$963,051
Total loans payable	$962,418	$963,051

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

The court entered judgment in favor of Elephant Talk Communications Corp. and against the Bank on December 14, 2011, and awarded the Company $5,925 in costs. The judgment became final on February 16, 2012. We continue to account for these loans since our subsidiary ETL in Hong Kong, alleged by the Bank as the contractual party, may be still held liable for these loans.

Note 13. 10% Convertible Note

On August 17, 2013, the Company issued a Convertible Note for the amount of € 2,000,000 ($2,652,600 at September 30, 2013) to an accredited investor at an interest rate of 10% per annum. At any time after August 17, 2013, the Convertible Note is convertible, in whole or in part, at the option of the investor, into a number of shares of Common Stock of the Company equal to the quotient of the outstanding balance under the Convertible Note by $0.887. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note.

In conjunction with the issuance of the Convertible Note, on August 17, 2013, the Company issued a warrant to the investor to purchase 1,000,000 shares of restricted Common Stock. The Warrant is exercisable at any time on or after February 17, 2014 at a price of $0.887 per share for a term of 5 years, after issuance date. In connection with the issuance of the Convertible Note and the Warrant, the Company also issued letters of extension to certain investors holding warrants issued previously by the Company to purchase shares of Common Stock of the Company. Pursuant to the Extensions, the expiration date of these registered warrants has been extended for a period of two years from the original expiration date of these warrants, which now expire in 2015.

The securities underlying the Warrant and the shares of Common Stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act of 1933, as amended, or any state securities laws.

The Company concluded that the warrants and the extended warrants do not require liability classification and are considered equity instruments. The warrants are recognized at the relative fair value on the issue date of the Note as a debt discount and will be amortized using the effective interest method from issuance to the maturity date of the Note. The warrants were valued using the binomial model and a relative fair value at issuance of $1,535,656 was determined and accounted for as debt discount. At September 30, 2013, the balance of the debt discount was $ 1,373,362. Also, a Beneficial Conversion feature of $1,132,404 was identified, of which $120,560 has been amortized. The unamortized portion of the Beneficial Conversion Feature amounts to $1,011,844 as of September 30, 2013. The embedded conversion feature is not required to be separated.

Note 14. 10% Convertible Note

On August 28, 2013, the Company issued a Convertible Note for the amount of € 4,000,000 ($5,305,200 at September 30, 2013) to an accredited investor at an interest rate of 10% per annum with maturity date August 28, 2015. At any time after August 28, 2013, the Convertible Note is convertible, in whole or in part, at the option of the Investor, into a number of shares of Common Stock equal to the quotient of the outstanding balance under the Convertible Note by $0.887. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note.

In conjunction with the issuance of the Convertible Note, on August 28, 2013, the Company issued a warrant to the investor to purchase 2,000,000 shares of restricted Common Stock. The Warrant is exercisable at any time on or after February 28, 2014 at a price of $0.887 per share. The Warrant has a five year term.

The securities underlying the Warrant and the shares of Common Stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act of 1933, as amended.

The Company concluded that the warrants do not require liability classification and are considered an equity instrument. The warrants are recognized at a relative fair value on the issue date of the Note as a debt discount and will be amortized using the effective interest method from issuance to the maturity date of the Note. The warrants were valued using the binomial model at $864,394 on date of issuance of the Note. The debt discount balance at September 30, 2013 was $827,421.

The embedded conversion feature is not required to be separated.

Note 15. Conversion and Termination of Loan Agreement

As previously disclosed, on May 24, 2013, the Company entered into a certain loan agreement with a member of its Board of Directors pursuant to which the Company borrowed a principal amount of €1,000,000 (the “Principal Amount”) at an interest rate of 12% per annum (“Loan Agreement”) and issued a warrant (“Warrant”) to the director to purchase 1,253,194 restricted shares of the Company’s common stock, $0.00001 par value (the “Common Stock”) exercisable at $1.03 per share for a term of 5 years, with a mandatory cash exercise after 12 months in the event the average closing bid price is $1.55 or higher for 10 consecutive trading days.

Following ASC 470-20 Debt – Debt with Conversion and Other Options guidance, the Company allocated the fair market value, using the binomial valuation method, of the detachable warrants between equity and debt and accounted for the debt component separately, with the debt discount offset against paid-in capital. The debt discount was amortized using the effective interest method during the life of the loan.

On July 14, 2013, the Company entered into an amendment (the “Amendment”) to terminate the Loan Agreement and cancel the Warrant. In exchange for termination of the Loan Agreement, the Company entered into a Stock Purchase Agreement, dated July 15, 2013 (the “Purchase Agreement”) with the director pursuant to which the Company agreed to convert the Principal Amount of the loan into 1,840,631 restricted shares of the Company’s Common Stock. The conversion rate was calculated against the Euros (€) to U.S. Dollars ($) exchange rate as of July 12, 2013 and the closing of the Company’s stock on NYSE MKT on that date, which was $0.71 per share (the “Conversion”). The closing of the Conversion will occur upon satisfaction or waiver of the customary closing conditions set forth in the Purchase Agreement.

Upon conversion and termination of the loan agreement the Company accelerated the debt discount amortization, which resulted in a loss on extinguishment of debt of $44,506.

Note 16. 8% Senior Secured Convertible Note

On June 11, 2013, Elephant Talk Communications Corp. entered into a Purchase Agreement with each holder of the Company’s Senior Secured Convertible Notes issued on March 29, 2012 pursuant to which the Company purchased the Convertible Notes at the purchase price equal to 110% of the aggregate of the outstanding principal amount of the Convertible Notes and interest due. The aggregate purchase price paid to the holders of the Convertible Notes was $6,701,824 which was paid out from the proceeds of the Share Purchase Agreements described under Note 1, in the section ‘Going concern’.

The Purchase Agreement with the note holders resulted in the regular and accelerated amortization expenses during the second quarter of $349,639 for the original issue discount (OID), $1,179,732 for the conversion feature (CF) and $310,995 for the remaining financing costs of the note. The release of the balance of the fair market value of the conversion feature resulted in a gain of $451,779. Furthermore the 10% prepayment fee of $607,538 on the purchase price compared to the net outstanding principal was recorded as a loss in the income statement as part of the Loss of Extinguishment of Debt. The total Loss on Extinguishment of Debt was calculated at an amount of $1,938,597.

Note 17. Registered Direct Offering and Warrant liabilities

On June 11, 2013, Elephant Talk Communications Corp. (the “Company”) entered into an Amendment No. 1 (the “Amendment to SPA”) to certain Securities Purchase Agreement (the “SPA”) dated June 3, 2013 with certain institutional and other investors (“DJ Investors”) placed by Dawson James Securities Inc. (the “Placement Agent”) and Mr. Steven van der Velden, the Chief Executive Officer and Chairman of the Board (“Affiliated Investors”), relating to a registered direct public offering by the Company (the “Offering”). The gross proceeds of this SPA were $12,000,000 and resulted in net proceeds of $11,292,500 after the deduction of $707,500 for fundraising related expenses to various parties involved. The majority of the net proceeds were used to pay off the outstanding Senior 8% Secured Convertible Notes issued in 2012.

The number of shares issued relating to this SPA amounted to 17,425,640, the number of warrants amounted to 7,841,537 and were covered by the registration statement filing in 2012 for an amount of $75,000,000 (S-3/A Amendment No. 2, File No. 333-181738 dated June 6, 2012). The Company determined the fair value of the warrants with a Monte-Carlo Simulation model, which as of September 30, 2013 amounted to $4,116,480.

The SPA included the issuance of 7,841,537 investor warrants (“investor warrants”) and 183,284 warrants issued to the fund raise agent (“agent warrants” and together with the investor warrants, the “RD warrants”). The RD warrants have a five year term from the date of issuance, are exercisable at the price of $0.887 per share for the investor warrants and $0.853 per share for the agent warrants immediately from the date of issuance and include provisions governing the adjustments to the number of Warrant Shares issuable upon exercise of the RD warrants upon stock dividends, stock splits, and other events. The RD warrants may be transferred by a holder thereof in accordance with applicable securities laws.

In the event that among other things, the registration statement relating to the shares of Common Stock is not effective, a holder of RD Warrants will also have the right, in its sole discretion, to exercise its RD Warrants for a net number of RD Warrant Shares pursuant to the cashless exercise procedures specified in the RD Warrants. The RD Warrants may be exercised in whole or in part, and any portion of a RD Warrant not exercised prior to the termination date shall be and become void and of no value. The absence of an effective registration statement or applicable exemption from registration does not alleviate the Company’s obligation to deliver Common Stock issuable upon exercise of a RD Warrant.

Each RD Warrant also allows the holder the ability, at any time after 90 days from the issuance of the RD Warrant through its expiration, to exchange the RD Warrant with the Company for shares of Common Stock equal to the value of the RD Warrant at the time of the exchange based on a negotiated Black-Scholes formula. Under certain circumstances, the holder may receive cash in lieu of such shares of Common Stock.

Under certain circumstances after 90 days from the issuance of the RD Warrant, in the event that the Common Stock trades at a price that is 20% or more above the exercise price of the RD Warrants for a period of twenty consecutive trading days (with an average daily volume equal to or greater than $350,000), the Company may require the holder of the RD Warrants to exercise the RD Warrants for cash. After the 90 days waiting period some RD Warrant holders indeed did decide to use their right to exchange their RD Warrants, subsequently, the company did use its right to issue shares instead of paying cash. The number of RD Warrants exchanged amounted to 1,587,703 which resulted in the issue of 1,340,697 shares of common stock. The exchange of the RD Warrants did not result in any cash inflow or cash outflow.

If, at any time a RD Warrant is outstanding, the Company consummates any fundamental transaction, as described in the RD Warrants and generally including any consolidation or merger into another corporation, or the sale of all or substantially all of our assets, or other transaction in which the Common Stock is converted into or exchanged for other securities or other consideration, the holder of any RD Warrants will thereafter receive, the securities or other consideration to which a holder of the number of shares of Common Stock then deliverable upon the exercise or exchange of such RD Warrants would have been entitled upon such consolidation or merger or other transaction.

The exercisability or exchangeability of the RD Warrants may be limited in certain circumstances if, after giving effect to such exercise or exchange, the holder or any of its affiliates would beneficially own (as determined pursuant to Section 13(d) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder) more than 9.9% of the Common Stock issued and outstanding.

According to ASC 480-10 Distinguishing Liabilities from Equity, the accounting for an equity instrument with detachable warrants classified as a liability reflects the notion that the consideration received upon issuance must be allocated between the instruments issued. Proceeds from the issuance of an equity instrument with stock purchase warrants are allocated to the two elements based on the following: (i) the liability element has initially been recorded at fair market value; and (ii) the remaining portion of the consideration has been allocated to the equity element.

The liability instrument will be re-evaluated at each reporting period with changes in the fair value recognized through the current period income statement.

Note 18. Trade Note Payable

The Company has a number of financing arrangements with its vendors to acquire equipment and licenses. These trade arrangements contain maturity periods ranging from two to three years, and interest rates between 8.65% and Euribor (3M) +1.5% at different foreign exchange rates.

Payments	Principal	Interest	Total	Outstanding
Total Principal as of May 31,2013				$1,569,921
Paid until Sep 30, 2013	$120,123	$37,268	$157,391	1,449,798
Current portion	775,560	89,913	865,473	674,238
Long term portion	674,238	26,763	701,001
	$1,569,921	$153,944	$1,723,865

The current portion of the Trade note payable of $804,825 as of September 30, 2013 is included in Accounts Payable and Customer Deposits in the accompanying balance sheet and the long term portion of $593,903 is reported as Trade note payable as of September 30, 2013. Accrued interest is included in ‘Accrued expenses’ in the balance sheet.

Note 19. Loan from joint venture partner

As of September 30, 2013, the Company’s 51% owned subsidiary ET-UTS N.V. has $590,165 in interest bearing (8% per annum) unsecured loans due to the 49% shareholder in the joint venture, United Telecommunication Services N.V., the government owned incumbent telecom operator of Curaçao. The amount includes accumulated accrued interest. No maturity date has been fixed. The principal amount outstanding as of December 31, 2012 totaled $555,907.

Note 20. Provision for Income taxes

We file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The applicable statutory tax rates vary between 0 (zero) and 40%. However, due to Elephant Talk and its subsidiaries having incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its U.S and foreign net deferred tax assets. Therefore, the Company has recorded a valuation allowance to reduce the net carrying amount of these deferred taxes to zero. Furthermore, the Company has not recorded a provision for income taxes for any of the periods presented, other than a provision for foreign income tax amounting $41,500 as of September 30, 2013.

In the ordinary course of the Company’s business there are jurisdictions where income tax determinations remain uncertain, although the Company believes that the deferred taxes are adequate to cover any tax adjustments by federal, local and foreign tax authorities. In some jurisdictions tax years are still open for tax examination by the tax authorities. In all countries various periods of expiration dates for our net operating losses are applicable, which have been taken into account. To provide for a potential income tax exposure where the Company is under audit, we maintain a tax provision of $289,136, which we believe is adequate.

Income tax expense (benefit) for the period ended September 30, 2013 and December 31, 2012 is summarized as follows:

	September 30, 2013	December 31, 2012
Current:
Federal	$-	$-
State	-	-
Foreign	41,500	289,136

Deferred:
Federal	-	-
State	-	-
Foreign	-	$-
Income tax expense	$41,500	$289,136

Note 21. Stockholders’ equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 136,799,765 shares of common shares issued and outstanding as of September 30, 2013, an increase of 24,881,397 shares since December 31, 2012, largely due to the shares issued in connection with the 2013 Registered Direct Offering (described in Note 17) which resulted in the issuance of a total number of shares of 17,425,621; another 1,340,697 shares were issued as a result of “exchanges” of warrants which had been issued under the same Registered Direct Offering; 250,000 shares were issued as a result of a share purchase agreement with a non-affiliate investor; 1,493,667 shares as a result of the exercise of 5,781,597 warrants; 74,521 shares issued to employees as a result of exercised employee stock options; 606,260 shares issued as consideration for executive officers and directors compensation; 400,000 shares after a settlement agreement with a former landlord of one of our offices after termination of the rental contract; 200,000 shares as consideration for consultancy services; 1,840,631 shares as a result of the conversion of convertible debt and 1,250,000 shares were issued for full consideration for the shares of the acquisition of Morodo (250,000) and the asset purchase agreement with Telnicity (1,000,000) which was concluded in the nine months ended September 30, 2013.

Reconciliation with stock transfer agent records:

The shares issued and outstanding as of September 30, 2013 according to the stock transfer agent’s records are 139,604,603. The difference in number of issued shares recognized by the Company of 136,799,765 shares is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006), 12,000 treasury shares issued under employee benefits plan and the 2,558,938 contingent shares in connection with the ValidSoft acquisition which are kept in escrow.

(B) Preferred Stock

The Company’s Certificate of Incorporation (“Articles”) authorizes the issuance of 50,000,000 shares of 0.00001 par value Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

During 2012 and 2013, the Company did not issue any shares of Preferred Stock and no shares of Preferred Stock were outstanding as of September 30, 2013.

(C) Warrants

Throughout the years the Company has issued warrants with varying terms and conditions related to multiple funding rounds, acquisitions, and other transactions. During the third quarter of 2013, the number of outstanding warrants decreased by 1,047,239 due to the expiration of warrants; another 1,253,194 warrants were cancelled as part of the conversion agreement relating to the 12% unsecured loan from an affiliate. The number of outstanding warrants increased due to the closing of funding agreements closed on August 17, 2013 and August 28, 2013 (described under Notes 13 and 14) by 3,000,000 warrants. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.16. The below table summarizes the warrants outstanding as per September 30, 2013 and closing December 2012:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2013	2012
Warrants – Acquisitions	$0.63 - $2.25	2013	957,372	3,437,953
Warrants – Fundraising	$0.853 - $2.00	2013 - 2018	40,773,492	46,322,101
Warrants – Other	$2.21	2016	18,659	18,659
			41,749,523	49,778,713

Note 22. Basic and diluted net loss per share

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

Note 23. Employee Benefit Plan and Non-Qualified Stock Option and Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

Under this plan there are 30,000 stock options outstanding as of September 30, 2013, which have all vested. The options generally vested over a three year period.  There are 183,685 shares and 59,490 stock options that remain available for issuance under the plan. Options generally expire 2 years from the date of vesting. During the nine months ended September 30, 2013, there were no grants, exercises or forfeitures. During 2013 45,000 options have expired. The remaining 30,000 outstanding options, if not exercised, will expire in the fourth quarter of 2013 with various expiration dates.

Following is a summary of the status of options outstanding at September 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Total options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$2.25 - $2.65	30,000	0.11 years	$2.25	30,000	$2.25

During Q2 2013, 235,947 shares were issued under this plan for the Q1 2013 non-cash compensation granted to management and board members and during Q3 another 180,368 shares were issued under this plan for the Q2 2013 non-cash compensation granted to management and board members. The non-cash compensation granted to management and board members relating to the issued shares under this plan have been accounted for through profit and loss for an amount of $261,194 for the three and nine month period ended September 30, 2013, respectively. These non-cash compensation shares are accounted and valued using the share price and number of shares issued at issuance date, and they vest immediately when issued. At September 30, 2013, the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 Compensation – Stock Compensation and the Company’s 2006 stock award plan, but not yet recognized was $0.

2008 Long-Term Incentive Plan

In 2008, the Company adopted the 2008 Long-Term Incentive Compensation Plan (the “2008 Plan”). This 2008 Plan initially provided for total authorized awards of up to 5,000,000 shares of common stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of common stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008.

In 2011, the Company filed, after approval of the shareholders, an “Amended and Restated 2008 Long-Term Incentive Compensation Plan”, which increased the amount of shares available for issuance under the 2008 Plan to 23,000,000 shares of common stock in order to cover future grants under the 2008 Plan. At September 30, 2013 19,523,322 shares were issued and outstanding under the 2008 Plan and 908,724 remain available for issuance under the 2008 Plan.

Reconciliation of registered and available shares and/or options as of September 30, 2013:

	Three months ended September 30, 2013	Balance September 30, 2013

Registered 2008		5,000,000
Registered 2011		18,000,000
Total Registered under this plan		23,000,000
Shares (issued to):
Consultants	-	325,000
Directors and Officers	-	1,196,366
Options exercised	91,521	1,046,588
Options (movements):
Issued and Outstanding	(547,075)	19,523,322
Available for grant at September 30, 2013:		908,724

During the second quarter of 2013, no shares were issued to consultants under the Plan although the Company issued a total number of 325,000 shares during the term of the plan. As of 2012 the Company decided, in order to avoid costly separate registrations for the quarterly recurring share issues and the obligatory registration of such shares, to issue the non-cash compensation to directors and officers under this plan. During the first six months of 2013 the Company issued 189,945 shares to various directors and officers, which were issued in conjunction with their willingness to receive all or part of their cash compensation in shares of the Company. Options issued to directors and officers vested immediately at grant.

During the third quarter of 2013 the total outstanding options under the Plan decreased by 547,075 options due to the exercise of various options and also due to the staff leaving the company resulting in cancellations of options. Currently a total of 19,523,322 stock options are outstanding under the Plan. As of the end of this reporting period 325,000 shares of restricted common stock have been issued to consultants, 1,196,366 shares of common stock have been issued towards directors and officers and another 1,046,588 shares were issued as a result of exercised options during the existence of this plan.

Options granted generally vest immediately or up to a three-year period after grant date. Although options have been granted with a shorter term than two years, options generally expire between two and ten years from date of grant.

Common stock purchase options consisted of the following as of the nine months ended September 30, 2013 and the years ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Options:
Outstanding as of December 31, 2012	12,205,717	$2.15	$15,316,144
Granted in 2013	8,465,680	$0.89	$3,490,562
Exercised (with delivery of shares)	(104,521)	$0.63	$(57,296)
Forfeitures (Pre-vesting)	(637,838)	$1.00	$(632,733)
Expirations (Post-vesting)	(390,634)	$2.03	$(794,585)
Exchanged for Cashless exercise	(15,082)	$0.60	$(7,852)
Outstanding as of September 30, 2013	19,523,322	$1.62	$17,314,240

The options granted in 2013 were granted with a weighted average exercise price of $0.89. The grant date fair market value of the options, in the aggregate is $3,490,562.

The weighted average assumptions used for the options granted in 2013 using the Black-Scholes options model are: expected cumulative volatility of 120% based on calculated annual volatility of 80%, contractual life of 3.36 years, expected option life of 2.32 years (using the simplified method) and a Risk Free Interest Rate of 0.290%. The expected dividend yield is zero.

Following is a summary of the status and used assumptions of options outstanding as of the period ended September 30, 2013:

Plan 2008	Options outstanding			Options exercisable
Range of exercise prices	Total options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.60 - $3.39	19,523,322	3.91	$1.62	12,695,884	$1.52

Unvested Options		Options expected to vest
Number of options non yet vested	Forfeiture used in this reporting	Number of options expected to vest corrected by forfeiture rate	Unrecognized stock- based compensation expense	Weighted average remaining contract life of Total Options expected to vest (in years)
6,827,438	10.330%	6,122,170	$3,437,353	3.57

Weighted average assumptions for 2013 grants:
Weighted Average Annual Volatility	80%
Weighted Average Cumulative Volatility	120%
Weighted Average Contractual Life (in years)	3.36
Weighted Average Expected Option life (in years)	2.32
Weighted Average Risk Free Interest Rate	0.290%
Dividend yield	0.000%

At September 30, 2013 the unrecognized expense portion of stock-based awards granted to employees under the provisions of ASC 718 Compensation – Stock Compensation and the Company’s 2008 stock award plan, was approximately $3,437,353. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate has been adjusted from 10.673% at closing December 31, 2012 to 10,330% at closing September 30, 2013 and the corresponding variance has been accounted for in the third quarter of 2013.

2013 Additional Equity Plan Awards

The Compensation Committee agreed to an incentive plan for the executive officers which led to an aggregate grant towards the executive officers of 5,040,000 options. The grant date was April 5, 2013. The options were divided into three equal parts which resulted in a grant of 1,680,000 options with an exercise price of $0.91 granted under the 2008 Long-Term Incentive Plan and two conditional grants with exercise prices of $1.91 and $2.91 which will be cancelled in the event the stockholders of the Company do not approve an increase of shares issuable under the Plan from 23,000,000 to 30,000,000 in the 2013 Annual Stockholder Meeting of the Company to be held later this year. The 1,680,000 options granted under the 2008 Plan have been included in the numbers reported above “2008 Long-Term Incentive Plan” paragraph. The remaining 3,360,000 options were valued at an initial fair market value of $811,060. The current unrecognized expense portion as per September 30, 2013 for this conditional grant amounts to $180,629 and will be expensed over the remaining requisite period which is determined to end at next annual shareholders meeting in 2013.

Stock-Based Compensation Expense

Under the provisions of ASC 718 and ASC 505-50, the Company recorded for the 3-month quarter ended September 30, 2013, $1,311,002 and for the nine-months period ending September 30, 2013, $5,716,961 in stock-based compensation expense for both the 2006 Non-Qualified Stock and Option Compensation Plan, the 2008 Long-Term Incentive Plan as well as the Additional Equity Plan Awards granted to the Executive Officers, together consisting of shares issued to directors and officers and employee option expensing. For the comparable period in 2012, such expense was $1,719,494 for the three month period and $4,881,059 for the nine-month period ending September 30, 2012. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant. The main reason for the nine month increase is caused by the grant and immediate vesting and therefore expensing of bonus options granted to employees as well as the options granted to the executive officers.

Note 24. Commitments

Commitments of the Company relating to co-location, network and office rents, regulatory, interconnection fees and interest payments are as follows:

Year	Office	Co-location	Interconnect	Network, Service & Support	Capital Expenditures	Total
2013	$155,452	388,371	623,134	336,021	402,012	$1,904,990
2014	210,855	377,117	380,881	84,272	-	1,053,124
2015	101,526	247,356	90,203	80,180	-	519,264
2016	23,042	78,397	12,732	40,457	-	154,629
2017	25,161	-	4,244	-	-	29,405
						$3,661,412

Note 25. Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The subsidiaries with a positive balance of the non-controlling interests as of September 30, 2013 and December 31, 2012 were as follows:

		Non-controlling interest Balance at
Subsidiary	Non-controlling Interest %	September 30, 2013	December 31, 2012

ETC PRS UK	49%	$9,685	$9,434
ETC PRS Netherlands	49%	132,504	126,013
ET Bahrain WLL	1%	-	3,438
ET ME&A FZ LLC	49.46%	36,931	37,091

Total		$179,119	$175,976

Note 26. Litigations

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

Note 27. Geographic Information

Nine months ended September 30, 2013

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$15,542,781	$1,252,846	$16,795,627
Identifiable assets	$31,428,900	$15,024,046	$46,452,946

Nine months ended September 30, 2012

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$22,239,695	$125,623	$22,365,318
Identifiable assets	$36,619,280	$5,941,483	$42,560,763

Note 28. Related Party Transactions

On August 17, 2013, the Company issued a Convertible Note for the amount to an accredited investor (“the Investor”), who is a Director of QAT Investment S.A., an entity affiliated with certain officers and directors of the Company, pursuant to which the Company borrowed a principal amount of €2,000,000 ($2,652,600) at an interest rate of 10% per annum (“the Convertible Note”). At any time after August 17, 2013, the Convertible Note is convertible, in whole or in part, at the option of the investor, into a number of shares of Common Stock, par value $0.00001, of the Company (the “Common Stock”) equal to the quotient of the outstanding balance under the Convertible Note by $0.887. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note.

In conjunction with the issuance of the Convertible Note, on August 17, 2013, the Company issued a warrant (“the 2013 Warrant”) to the Investor to purchase 1,000,000 shares of restricted Common Stock. The Warrant is exercisable at any time on or after February 17, 2013 at a price of $0.887 per share for a term of 5 years. In connection with the issuance of the Convertible Note and the 2013 Warrant, the Company also issued letters of extension (“the Extensions”) to certain investors holding warrants issued previously by the Company (“the Old Warrants”) to purchase shares of Common Stock of the Company. Pursuant to the Extensions, the expiration date of the Old Warrants has been extended for a period of two years from the original expiration date of the Old Warrants. The securities underlying the 2013 Warrant and the shares of Common Stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act of 1933, as amended, or any state securities laws. See also Note 13.

Quercus Management Group N.V. (“QMG”), an entity affiliated with certain officers and directors of the Company served as fundraising agent for the 10% convertible notes of 17 August 2013 and 28 August 2013 pursuant to which €6,000,000 ($7,957,800) was raised. QMG received a selling concession of 8%, or €480,000 ($636,624).

As previously disclosed, on May 24, 2013, the Company entered into a certain loan agreement with a member of its Board of Directors pursuant to which the Company borrowed a principal amount of €1,000,000.00 (the “Principal Amount”) at an interest rate of 12% per annum (“Loan Agreement”) and issued a warrant (“Warrant”) to the director to purchase 1,253,194 restricted shares of the Company’s common stock. On July 14, 2013, the Company entered into an amendment (the “Amendment”) to terminate the Loan Agreement and cancel the Warrant. In exchange for termination of the Loan Agreement, the Company entered into a Stock Purchase Agreement, dated July 15, 2013 (the “Purchase Agreement”) with the director pursuant to which the Company agreed to convert the Principal Amount of the loan into 1,840,631 restricted shares of the Company’s Common Stock. See Note 15 for further information.

Note 29. Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were available to be issued, and concluded that there are no reportable events.

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

Explanatory Note

On November 6, 2013, the audit committee of the board of directors of the Company and management concluded, after discussion with the Company’s independent registered public accounting firm, BDO USA, LLP, that the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed with the SEC on August 9, 2013 (the “Original 10-Q”) should no longer be relied upon as a result of an error in presentation of warrant liabilities and Changes in fair value of warrant liabilities including in the Company’s unaudited Condensed Consolidated Sheet ended June 30, 2013 and the Consolidated Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2013. Accordingly, the Company filed an amendment to the Original 10-Q restating its financial statements for the period ended June 30, 2013 on November 12, 2013.

During the second quarter, the Company issued 17,425,621 shares of Common Stock and 7,841,537 warrants as well as 183,284 warrants (collectively, the “Warrants”) issued to fundraising agents in connection with the Company’s registered direct public offering (the “Offering”) pursuant to the terms and conditions set forth in the share purchase agreement described in Note 17. As a result of the terms and conditions attached to the Warrants, the Company determined that for the quantitative valuation of the Warrants it is more appropriate to use a Monte-Carlo Simulation model instead of a Black-Scholes valuation model as used in the Original 10-Q. Management of the Company believes that the Monte-Carlo Simulation model is a more dynamic model, which accommodates variable inputs.

The restatement impacted the value of Warrant Liabilities in the Statement of Financial Position, which increased from $2,428,919 as originally filed, to $5,291,351 as restated. It also impacted the line ‘Changes in fair value of warrant liabilities’ for the three and six months ended June 30, 2013 in the Statement of Comprehensive Loss with a decrease of $426,450, while the Net Loss increased by $426,450 for the three and six months ended June 30, 2013. In the Statement of Cash Flows, the Net Loss increased by $426,450, while in the section ‘Adjustments to reconcile net loss to net cash used in operating activities’, the ‘Change in Fair Value of Derivative Instruments’ increased by $426,450. It did not impact on the Company’s previously reported total cash and cash equivalents, revenue, cost and operating expenses and cash flows for the three and six months ended June 30, 2013

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this document.

Our Business

Recent milestones for mobile product line

•	On September 10, 2013 the Company announced that it has begun to recognize revenue from its recently signed five-year contract with Iusacell, an innovative Mobile Network Operator (MNO) in Mexico.

•	On July 16 2013, NEO-SKY, a Spanish telecommunication service provider, announced that on June 21, 2013 it started marketing its Mobile Services in Spain. Elephant Talk is a key partner for NEO-SKY´s Mobile Services launch, providing its mobile Software DNA™ platform. NEO-SKY is the 6th MVNO in Spain powered by Elephant Talk’s network and mobile platform that is operational now, next to Lebara, Orbitel, BT, Eroski and HITS. NEO-SKYwill market its Mobile Services to the niche market of corporate clients and expects to reach approximately 100,000 SIMs over the next few years within the high-end active mobile customers within the Virtual Private Network (VPN).
•	On July 11 2013, the Company announced a long term agreement with Axiom Telecom LLC to host Mobile Managed Services in the Middle East.

•	In April 2013, the company acquired all of the assets of Telnicity, LLC, a U.S. MVNE/MVNO enabler company including the company’s existing customer contracts, carrier agreements, and access to telSPACE and mCASH, Telnicity’s propriety turnkey back office infrastructure and billing systems. As a consideration for this acquisition, Elephant Talk issued 1 million shares of common stock.

•	In January 2013, the company announced a contract with Mobile Network Operator Iusacell in Mexico. After a first call between the Company’s CEO and Iusacell CEO in June 2013, the migration of approximately 1.5 million SIMS of this customer’s existing mobile customers began, adding MVNO subscribers to our Software-DNA™ platform until the end of 2013. The platform will be able to host between10 million and 20 million of Iusacell and its MVNO customers.

Recent milestones for ValidSoft product line:

•	In October 2013 ValidSoft announced VALid-IMA™, a Voice Biometric technology custom built for the mobile environment that enables high definition Voice Biometrics without the need for a phone call. VALid-IMA is a world first due to its ability in enabling elimination of false negatives.

•	In October 2013 Spindle, a leading disruptive force in advanced merchant services and mobile commerce solutions announced the acceleration of its advanced MeNetwork mobile marketing and payments platform incorporating the ValidSoft SMART® security architecture

•	In October 2013 ValidSoft announced that it had been granted a UK patent for its Dual-Wireless Authentication System (Dual SSID), an advanced security capability to enable secure wireless connectivity.

•	In October 2013 Spindle signed an agreement with Multi-max to provide comprehensive mobile marketing and payment acceptance solutions for K-Cup Vending Machines. The partnership includes Cardis USA’s Low Value Payment Processing Services and ValidSoft SMART® authentication technology extending reach into the transaction M2M (Unattended Merchant) market.

•	In September 2013 ValidSoft and VEN, the leading virtual currency for carbon trading, announced a partnership to bring advanced cyber security and identity theft protection solutions to Virtual Currencies. The VEN implementation is based on ValidSoft SMART® (Secure Mobile Architecture for Real-time Transaction) security architecture and customized for the precise needs of the virtual currency world.

•	In September 2013 ValidSoft announced Zero Latency Correlation™, a unique privacy sensitive technology that enables real-time proximity correlation without a network look-up, for the mobile payments world. ValidSoft is the only security company in the world to be able to offer this real-time, privacy sensitive capability with confidence and reliability due to our SMART® security architecture.

•	In March 2013, ValidSoft was the winner of the Jury Vote of the prestigious “The Florin Transaction Services Innovation Awards”, which recognizes innovation in the transaction services industry. The Florins, established in 2010 by the European Payments Consulting Association and The Paypers.

•	ValidSoft’s Secure Mobile Architecture for Real-Time Transactions ( SMART™) was selected in February 2013 to be integral element in the comprehensive payment acceptance service solution by Spindle, Inc. (OTCBB:SPDL), a leading US-provider of mobile payments solutions.

•	ValidSoft’s voice biometric technology was measured and compared with the world’s leading commercial voice biometric providers and non-commercial voice biometrics research groups in February 2013. The successful evaluation was executed by the Nationale Institute of Standards and Technology (NIST), a non-regulatory federal agency within the US Department of Commerce.

•	Following the deployment with Santander, Adeptra has been pressing ahead with the integration of the ValidSoft solutions into its client base and has signed in 2013 agreements with a leading UK bank for the provision of the Validsoft Sim Swap technology and VALid-POS technology.

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

Results of Operations

Our results of operations for the nine months ended September 30, 2013, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Limited and its subsidiaries, Elephant Talk Europe Holding B.V. and its subsidiaries, Elephant Talk Group International B.V., Elephant Talk North America, ValidSoft Ltd and its subsidiaries.

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

The following table shows the USD equivalent of the major currencies for the nine months ended September 30, 2013:

	USD equivalent
	1st Quarter 2013	2nd Quarter 2013	3rd Quarter 2013
Euro	1.3204	1.3056	1.3243
British Pound	1.5524	1.5356	1.5489
Mexican Peso	0.0791	0.0822	0.0775

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

A reconciliation of Net Loss – US GAAP to Adjusted EBITDA, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

	Nine months ended September 30,
EBITDA Adjusted	2013	2012

Net loss – US GAAP	$(16,056,076)	$(16,470,763)
Provision for income taxes	41,500	192,175
Depreciation and amortization	4,699,906	3,766,494
Stock-based compensation	5,639,124	4,940,131
Interest income & expenses	523,950	1,393,544
Other income & expenses	2,668,764	(1,847,689)
Equity in earnings of unconsolidated joint venture	-	356,667
Adjusted EBITDA	$(2,482,832)	$(7,669,441)

	Three months ended September 30,
EBITDA Adjusted	2013	2012

Net loss – US GAAP	$(3,225,593)	$(5,474,665)
Provision for income taxes	41,500	94,887
Depreciation and amortization	1,543,687	1,263,137
Stock-based compensation	1,233,165	1,709,403
Interest income & expense	147,301	-
Other income & expenses	175,044	117,012
Equity in earnings of unconsolidated joint venture	-	164,252
Adjusted EBITDA	$(84,896)	$(2,125,974)

Comparison of three months and nine months ended September 30, 2013 and September 30, 2012

Revenue

Revenue for the three months ended September 30, 2013 was $5,204,982, a decrease of $1,494,399 or 22%, compared to $6,699,381 for the three months ended September 30, 2012. Revenue for the nine months ended September 30, 2013 was $16,795,627, a decrease of $5,569,691 or 25%, compared to $22,365,318 for the same period of 2012.

	Three months ended September 30,
	2013	2012	Variance
Revenues	$5,204,982	$6,699,381	$(1,494,399)
Cost of service	1,080,174	4,603,588	3,523,414
	$4,124,808	$2,095,793	$2,029,015

	Nine months ended September 30,
	2013	2012	Variance
Revenues	$16,795,627	$22,365,318	$(5,569,691)
Cost of service	6,093,968	16,677,853	(10,583,885)
	$10,701,659	$5,687,465	$5,014,194

The Landline Services revenue for the three months ended September 30, 2013 and 2012 was $215,986 and $3,763,140, respectively, a decrease of $3,547,154 or 94%. Landline Services revenues for the nine months ended September 30, 2013 was $3,478,769, a decrease of $10,738,881 or 76%, compared to $14,217,650 for the same period in 2012. The decrease was due to the company’s strategy of moving away from Landline towards Mobile & Security Solutions.

The Mobile and Security Solutions revenue for the three and nine months ended September 30, 2013 was $4,988,996 and $13,316,858 respectively, an increase of $2,052,755 or 70% and $5,169,190 or 63%, from $2,936,241 and $8,147,668 for the same period 2012. These increases were mainly due to additional contracts.

	Three months ended September 30,
Revenue	2013	2012	Variance
Landline Services	$215,986	$3,763,140	$(3,547,154)
Mobile & Security Solutions	4,988,996	2,936,241	2,052,755
Total Revenue	$5,204,982	$6,699,381	$(1,494,399)

	Nine months ended September 30,
Revenue	2013	2012	Variance
Landline Services	$3,478,769	$14,217,650	$(10,738,881)
Mobile & Security Solutions	13,316,858	8,147,668	5,169,190
Total Revenue	$16,795,627	$22,365,318	$(5,569,691)

Cost of service

Cost of service for the three months ended September 30, 2013 was $1,080,174, a decrease of $3,523,414 or 77%, compared to $4,603,588 for the three months ending September 30, 2012. Cost of service for the nine months ended September 30, 2013 was $6,093,968, a decrease of $10,583,885 or 63%, compared to $16,677,853 for the nine months ended September 30, 2012.This decrease is related to the decline in Landline Services revenue. Cost of service as a percent of the total revenue was 36% and 75% for the nine months ended September 30, 2013 and 2012, respectively.

Cost of service includes origination, termination, network and billing charges from telecommunications operators, subtracting payment costs to content and information providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, and data transmission services.

Selling, general and administrative expenses

Following our cost containment efforts, our Selling, general and administrative (‘’SG&A’’) expense remained relatively stable with the result that SG&A expense for the three months ended September 30, 2013 and 2012 were $4,209,704 and $4,221,767, respectively, a decrease of $12,063 or 0.3%. SG&A expenses for the nine months ended September 30, 2013 and 2012 were $13,184,491 and $13,356,906, respectively. SG&A expenses decreased by $172,415, or 1.3%, in the first nine months of 2013 compared to the same period 2012.

Non-cash compensation to officers, directors, consultants and employees

Non-cash compensation for the three months ended September 30, 2013 was $1,233,165, a decrease of $476,238 or 28%, compared to $1,709,403 for the three months ended September 30, 2012. The decrease is caused by less compensation in shares in lieu of cash to executive officers compared to the same period last year. Non-cash compensation for the nine months ended September 30, 2013 and 2012 was $5,639,124 and $4,940,131, respectively. The year to date increase was of $698,993 or 14%. The increase is caused by the expensing of bonus options granted under our incentive bonus program for consultants and employees in the first half year of 2013 as well as options granted to the executive officers.

Non-cash compensation is comprised of:

•	The option expensing under the 2008 Long-Term Incentive Plan;
•	The expensing of 2/3 of the options granted to the members of the management team which need final shareholders’ approval later this year;
•	The expensing of the shares issued to under the 2006 Non-Qualified Stock and Option Compensation Plan to the board members and management in lieu of cash compensation at their election; and
•	The expensing of shares (to be issued) to the board members and management in lieu of their Q3-2013 cash compensation which they elected preceding the second quarter

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2013 was $1,543,687, an increase of $280,550 or 22%, compared to $1,263,137 for the three months ended September 30, 2012. Depreciation and amortization for the nine months ended September 30, 2013 and 2012, was $4,699,906 and $3,766,494 respectively. Depreciation and amortization expenses increased by $933,412 or 25% in the first nine months 2013 compared to the same period 2012. Depreciation and amortization expense has increased following our increased investments in Property, Plant and Equipment following customer demand.

Intangible assets

The September 30, 2013 consolidated balance sheet includes: $9,412,581 of intangible assets, net, and $3,707,903 of goodwill. Management updated its analysis of intangible assets and long-lived assets as of September 30, 2013 and we determined that for the first nine months of 2013 no asset impairment charges are necessary.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses

Interest income for the three months ended September 30, 2013 was $33,773, a decrease of $51,591 or 60.4%, compared to a negative interest income of $85,364 from the same period 2012. Interest income was $89,020 and $194,554 for the nine months ended September 30, 2013 and 2012. The adjustment in 2012 follows an overstatement of both interest income ($139,299) as well as interest expense in prior periods in 2012 resulting from certain intercompany interest charges that were not eliminated. Interest income in 2012 was interest received on bank balances and in 2012 interest on loans to related and third parties.

Interest expense for the three months ended September 30, 2013 was $181,074, a decrease of $468,177 or 72%, compared to $649,251 from the same period 2012. Interest expense was $612,970 and $1,588,098 for the nine months ended September 30, 2013 and 2012. The decline in interest expenses is mainly related to the extinguishment of the 8% convertible note (see note 16).

Interest expense related to debt discount and conversion feature for the three months ended September 30, 2013 was $259,795, compared to $0 for the same period in 2012. Interest expense related to debt discount was $1,320,795 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

Change in fair value of the conversion feature for the three months ended September 30, 2013 was $0, compared to $617,603 from the same period in 2012. Change in fair value of the conversion feature was $232,267 and $1,847,689 for the nine months ended September 30, 2013 and 2012.

Loss on Extinguishment of Debt for the three months ended September 30, 2013 was $44,506, compared to $0 for the same period 2012. Loss on Extinguishment of Debt was $1,983,103 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

Change in fair value of warrant liabilities for the three and nine months ended September 30, 2013 was a gain of $173,333 and $519,349 respectively, compared to $0 and $0 for the same period in 2012.

Amortization of deferred financing costs for the three months ended September 30, 2013 was $44,076, compared to $0 for the same period in 2012. Amortization of deferred financing costs was $116,482 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

Provision for Income Taxes

Provision for income taxes for the three and nine months ended September 30, 2013 $41,500 and $41,500, respectively, compared to $94,887 and $192,175 for the same period in 2012.

Net Loss

Net loss for the three and nine months ended September 30, 2013 was $3,225,593 and $16,056,076 respectively, compared to $5,474,665 and $16,470,763 for the same period in 2012. The net loss for the three months decreased by $2,249,072 or 41% compared to the same period in 2012, while the net loss for the nine months decreased $414,687 or 2.5% compared to the same period in 2012. The decrease can be explained mainly by the decrease in the total loss from operations for the three and nine months of $2,236,766 or 44% and $3,554,204 or 22% respectively.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as other comprehensive income or loss. Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 was $489,443 and ($807,483) respectively, compared to $594,468 and ($315,226) for the same period in 2012. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the US Dollars/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of $219,316,384 as of September 30, 2013. Historically, we have relied on a combination of debt and equity financings to fund our on-going cash requirements.

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company’s operations have not yet resulted in positive cash flow and accordingly, management pursues on-going efforts in attracting financing and consequently secured a total of $21,473,590 in financing in the second and third quarter of 2013 which consisted of the following:

-	Registered direct offering with gross proceeds of $12,000,000 in equity
-	Unregistered sale of securities with gross proceeds of $225,000 in equity
-	Debt financing with a 1 year maturity of $1,290,790 (which was subsequently terminated and replaced by straight equity investment)

-	Two unsecured convertible debt financing with gross proceeds of € 6,000,000 ($7,957,800).

After deduction of fund raising expenses of $1,362,124, the above mentioned fundraises resulted in net proceeds of $20,111,466. Of these net proceeds $7,747,933 has been used to fully extinguish the 2012 8% senior secured convertible debt. In addition to these financings, the Company received $78,971 in net proceeds through the exercise of warrants.

With the settlement of the outstanding 2012 convertible debt, the pledged assets of the Company have been released and have become available for further financing if the need arises.

With cash and cash equivalents at September 30, 2013 of $6,085,215, the improvement of net cash used in operating activities and the intention of the company to conclude further vendor financing and debtor cash management in the fourth quarter of 2013, the Company feels that it can carry out is operational plans for the coming 12 months. In case the Company is not able to achieve the anticipated revenues, pre-payments of customers and financing arrangements with the company’s major vendors, the Company will need to attract further debt or equity financing. Since there can be no assurance that these additional revenues, vendor financings or debt and equity financing where required will be closed in the required time frames, the Company may arrive in a situation that may not be able to continue operations. As of September 30, 2013, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2013 was $3,481,311 compared to $3,667,253 in the same period in 2012, a decrease of $185,942, or 5%. This decrease is primarily attributable to increased revenues from our higher margin mobile and security business which led to lower loss from operations and resulted in lower net cash used in operating activities as well as reduced use of working capital, primarily caused by financing arrangements made with vendors.

Investment activities

Net cash used in investment activities for the nine months ended September 30, 2013 was $4,233,507, a decrease of $817,721, or 16% compared to $5,051,228 in the same period in 2012. Investments in Property, plant and equipment increased with $2,012,481 (96%) following increased demand for our services but were off-set by the decrease of investments unrelated to Property, Plant and Equipment.

Financing activities

Net cash received by financing activities for the nine months ended September 30, 2013 was $12,442,504 compared to $7,381,675 for the nine months ended September 30, 2012.

As a result of the above activities from the first nine months of 2013, the Company had the cash and cash equivalents balance of $6,085,215 at September 30, 2013, a net increase in cash and cash equivalents of $4,851,947 since December 31, 2012.

Off- Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Contractual obligations

The contractual obligations are presented in the footnote 24. Commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As a result of the material weakness identified in the second quarter related to the accounting and valuation of financial instruments, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures ineffective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In response to the material weakness identified related to the accounting and valuation of warrants for the period ended June 30, 2013, we instituted the following new internal controls in the fourth quarter of 2013 in order to remediate this weakness as follows:

• We consulted a professional valuation company to assist the Company in determining the value of warrants using a Monte-Carlo Simulation model; and

• The Company also recently hired additional qualified personnel in the Control and Finance department. Specifically, the Company hired two individuals experienced with larger and US listed companies. We believe these additional internal controls will be effective in remediating the material weakness related to warrant valuations as described above. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.

Other than the changes described above, as of September 30, 2013 there was no significant change in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

As previously described in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, we and New Times Navigation Limited mutually agreed to terminate this purchase agreement. We returned the received shares of New Times Navigation Limited to the concerned shareholders and received back 90,100 of our common stock out of the 204,000 issued by us for the purchase. In addition we issued 37 unsecured convertible promissory notes for a total amount of $3,600,000. On our request 21 notes were returned with a total value of $2,040,000.

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

ELEPHANT TALK COMMUNICATIONS CORP.

Date: November 12, 2013	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12 , 2013	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

