Form 10-Q/A
period 2013-06-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2013-11-13
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

3600 NW 138th

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

Explanatory Note

Overview

Elephant Talk Communications Corp. (“we,” “us,” “our,” or the “Company”), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2013 (the “Original 10-Q”). This Amendment restates our unaudited condensed interim financial statements and related financial disclosures for the three and six months ended June 30, 2013. This Amendment also amends certain other Items in the Original 10-Q, as listed in “Items in this Amendment” below, as a result of the restatement. Details of the impact of this restatement are discussed below and in Note 2 to the accompanying unaudited condensed consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement Background

As described below and in Note 2, the restatement adjusts the Company’s unaudited Condensed Consolidated Balance Sheet ended June 30, 2013 for amounts related to warrant liabilities that were incorrectly valued, the Consolidated Statements of Comprehensive Loss for the three and six months periods ended June 30, 2013 for line items Changes in fair value of warrant liabilities and Net Loss, and the Statement of Cash Flows for line items Net Loss and in the section ‘Adjustments to reconcile net loss to net cash used in operating activities’, the ‘Change in Fair Value of Derivative Instruments’ was also adjusted.

On November 6, 2013, the audit committee of the board of directors of the Company and management concluded, after discussion with the Company’s independent registered public accounting firm, BDO USA, LLP, that the consolidated financial statements included in the Original 10-Q should no longer be relied upon as a result of an error in presentation of warrant liabilities and Changes in fair value of warrant liabilities including in the Company’s unaudited Condensed Consolidated Sheet ended June 30, 2013 and the Consolidated Statement of Comprehensive Loss for the three and six month periods ended June 30, 2013.

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

The restatement impacted the value of Warrant Liabilities in the Statement of Financial Position, which increased from $2,428,919 as originally filed, to $5,291,351 as restated. It also impacted the line ‘Changes in fair value of warrant liabilities’ for the three and six months ended June 30, 2013 in the Statement of Comprehensive Loss with a decrease of $426,450, while the Net Loss increased by $426,450 for the three and six months ended June 30, 2013. In the Statement of Cash Flows, the Net Loss increased by $426,450, while in the section ‘Adjustments to reconcile net loss to net cash used in operating activities’, the ‘Change in Fair Value of Derivative Instruments’ increased by $426,450. It did not impact on the Company’s previously reported total cash and cash equivalents, revenue, cost and operating expenses and cash flows for the three and six months ended June 30, 2013.

Effects of Restatement:

The table below presents the effect of the restatement on the consolidated financial statements as of and for the three and six months period ended June 30, 2013 :

CONDENSED CONSOLIDATED BALANCE SHEETS
	As previously reported	Adjustment	As restated
LONG TERM LIABILITIES
- Warrant liabilities	$2,428,919	$2,862,432	$5,291,351
STOCKHOLDERS' EQUITY
- Common stock	$238,813,861	$(2,435,982)	$236,377,879
- Accumulated deficit	$(215,664,341)	$(426,450)	$(216,090,791)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
Three months ended June 30, 2013	As previously reported	Adjustment	As restated
- Changes in fair value of warrant liabilities	$772,466	$(426,450)	$346,016
- Net loss	$(7,266,111)	$(426,450)	$(7,692,561)
- Net loss per common share and equivalents - basic and diluted'	$(0.06)	$(0.01)	$(0.07)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
Six months ended June 30, 2013	As previously reported	Adjustment	As restated
- Changes in fair value of warrant liabilities	$772,466	$(426,450)	$346,016
- Net loss	$(12,404,033)	$(426,450)	$(12,830,483)
- Net loss per common share and equivalents - basic and diluted'	$(0.11)	$(0.01)	$(0.12)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows From Operating Activities	As previously reported	Adjustment	As restated
- Net loss	$(12,404,033)	$(426,450)	$(12,830,483)
Adjustments to reconcile net loss to net cash used in operating activities
- Change in fair value of derivative instruments	$2,067,270	$426,450	$2,493,720

Internal Control Consideration:

Our management has determined that there was a control deficiency in our internal controls over financial reporting that constitutes a material weakness and has concluded that our disclosure controls and procedures were not effective as of June 30, 2013 as a result of the valuation determination of the warrant liabilities that resulted in the restatement of our financial statements for the period ended June 30, 2013.

Items Amended in this Amendment:

For the convenience of the reader, this Amendment sets forth the Original 10-Q in its entirety, as modified and superseded where necessary to reflect the restatement. The following items in the Original 10-Q have been amended as a result of, and to reflect, the restatement:

•	Part 1- Item 1- Financial Statements (Unaudited) including Note 2 to the condensed consolidated financial statements
•	Part 1 -Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part 1- Item 4 – Controls and Procedures

In accordance with applicable SEC rules, this Amendment includes new certifications required under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), dated as of the filing date of this Amendment.

We have not updated items in this Amendment to reflect events occurring after the Original 10-Q date, other than those associated with the restatement of our financial statements. Accordingly, this Amendment should be read in conjunction with the Company’s Original 10-Q and the Company’s subsequent filings with the SEC.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three month and six months period ended June 30, 2013.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q/A REPORT

June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2013	2012
	(restated)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,979,673	$1,233,268
Restricted cash	483,120	1,230,918
Accounts receivable, net of allowance for doubtful accounts of $486,591 and $559,120 at June 30, 2013 and December 31, 2012 respectively	3,408,278	5,123,803
Prepaid expenses and other current assets	2,194,320	1,821,218
Total current assets	9,065,391	9,409,207

OTHER ASSETS	621,182	1,038,306

PROPERTY AND EQUIPMENT, NET	17,065,123	13,088,271

INTANGIBLE ASSETS, NET	9,966,563	10,503,026

GOODWILL	3,381,418	3,436,731

TOTAL ASSETS	$40,099,677	$37,475,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$369,859	$350,114
Accounts payable and customer deposits	4,809,726	5,139,292
Deferred Revenue	482,381	252,551
Accrued expenses and other payables	6,566,324	4,120,536
8% Convertible Note	-	3,067,416
Loans payable	962,418	963,051
12% Related Party Loan	975,763	-
Total current liabilities	14,166,471	13,892,960

LONG TERM LIABILITIES
8% Convertible Note	-	2,565,202
Warrant liabilities	5,291,351	-
Conversion feature	-	311,986
Trade note payable	869,450	-
Loan from joint venture partner	578,518	555,907
Total long term liabilities	6,739,319	3,433,095

Total liabilities	20,905,790	17,326,055

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 133,139,900 issued and outstanding as of June 30, 2013 compared to 111,918,368 shares issued and outstanding as of December 31, 2012	236,377,879	223,965,907
Accumulated other comprehensive loss	(1,266,977)	(732,090)
Accumulated deficit	(216,090,791)	(203,260,307)
Elephant Talk Communications Corp. stockholders' equity	19,020,111	19,973,510

NON-CONTROLLING INTEREST	173,776	175,976
Total stockholders' equity	19,193,887	20,149,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,099,677	$37,475,541

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months		For the Six Months
	Period ended June 30,		Period ended June 30,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(restated)		(restated)
REVENUES	$4,994,145	$7,084,969	$11,590,645	$15,665,937

COST AND OPERATING EXPENSES
Cost of service	1,465,517	5,185,048	5,013,794	12,074,265
Selling, general and administrative expenses	4,477,723	4,565,181	8,974,787	9,135,139
Non-cash compensation to officers, directors and employees	2,995,049	1,538,982	4,405,959	3,230,728
Depreciation and amortization of intangibles assets	1,836,231	1,224,888	3,156,219	2,503,357
Total cost and operating expenses	10,774,520	12,514,099	21,550,759	26,943,489

LOSS FROM OPERATIONS	(5,780,375)	(5,429,130)	(9,960,114)	(11,277,552)

OTHER INCOME (EXPENSE)
Interest income	21,527	174,756	55,247	279,918
Interest expense	(208,144)	(836,580)	(431,896)	(938,847)
Interest expense related to debt discount and conversion feature	(502,972)	-	(1,061,000)	-
Change in fair value of conversion feature	372,059	1,226,417	232,267	1,230,086
Changes in fair value of warrant liabilities	346,016	-	346,016	-
Loss on Extinguishment of Debt	(1,938,597)	-	(1,938,597)	-
Amortization of deferred financing costs	(2,075)	-	(72,406)	-
Total other income (expense)	(1,912,186)	564,593	(2,870,369)	571,157

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,692,561)	(4,864,537)	(12,830,483)	(10,706,395)
Provision for income taxes	-	(97,288)	-	(97,288)
LOSS BEFORE EARNINGS OF UNCONSOLIDATED JOINT VENTURE	(7,692,561)	(4,961,825)	(12,830,483)	(10,803,683)
Equity in earnings of unconsolidated joint venture	-	(29,084)	-	(192,415)
NET LOSS	(7,692,561)	(4,990,909)	(12,830,483)	(10,996,098)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss	(534,887)	(1,779,477)	(1,296,649)	(909,694)
	(534,887)	(1,779,477)	(1,296,649)	(909,694)

COMPREHENSIVE LOSS	$(8,227,448)	$(6,770,386)	$(14,127,132)	$(11,905,792)

Net loss per common share and equivalents - basic and diluted	$(0.07)	$(0.04)	$(0.12)	$(0.10)

Weighted average shares outstanding during the period - basic and diluted	118,686,598	111,167,932	115,734,177	110,912,231

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2013	June 30, 2012
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,830,483)	$(10,996,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,156,219	2,503,357
Provision for doubtful accounts	(68,679)	115,684
Stock-based compensation	4,405,959	3,230,728
Change in fair value of derivative instruments	2,493,720	-
Financial Investments in Joint Venture	-	192,415
Changes in operating assets and liabilities:	-
Decrease (increase) in accounts receivable	1,679,337	492,139
Decrease (increase) in prepaid expenses, deposits and other assets	(406,790)	(320,444)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(241,952)	2,339
Increase (decrease) in deferred revenue	246,755	11,250
Increase (decrease) in accrued expenses and other payables	476,333	686,173
Net cash used in operating activities	(1,089,581)	(4,082,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,262,540)	(1,616,811)
Restricted cash	-	(2,439,408)
Loans to related party	-	(1,011,265)
Loans to joint venture partners	-	(63,447)
Loan to third party	-	(216,970)
Net cash used in investing activities	(2,262,540)	(5,347,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	1,290,790	-
Proceeds from Share Purchase Agreement – Unregistered securities	225,000	-
Proceeds from Share Purchase Agreement - Registered direct	7,500,000	-
Proceeds from Share Purchase Agreement Related Party	4,500,000	-
Fundraising fees	(707,500)	-
Proceeds from 8% convertible note, net of original issue discount	-	8,000,000
Payments on 8% convertible note installment payments and interest	(8,490,360)	(388,358)
Deferred financing costs	-	(446,000)
Exercise of warrants & options	60,394	742,130
Payments for share issue costs	-	(13,643)
Cash from Escrow account for principal and interest payments on 8% Convertible Notes	742,427	-
Net cash provided by financing activities	5,120,751	7,894,129

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(22,225)	(421,570)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,746,405	(1,957,799)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	6,009,576
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,979,673	$4,051,777

	June 30, 2013	June 30, 2012
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Cash paid during the period for interest	$(304,381)	$(118,358)
Purchases of property and equipment (delivered, not invoiced yet)	(1,938,180)	—
Trade note payable	927,133	—
Increase in Share Capital due to Telnicity Acquisition	1,180,000	—
Increase in Share Capital for third party settlement	468,000	—

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

After deduction of fund raising expenses of $707,500, the abovementioned fundraises resulted in net proceeds of $12,817,500. Of these net proceeds $7,747,933 has been used to pay two installments and fully extinguish the 2012 8% senior secured convertible debt.

With the settlement of the outstanding convertible debt, the pledged assets of the Company have been released and have become available for follow on financing in order to complete the Company’s required funding efforts.

With cash and cash equivalents at June 30, 2013 of $2,979,673, the improvement of net cash used in operating activities and the intention of the company to close additional financing in the third quarter of 2013 the company feels that it can carry out is operational plans for the coming 12 months. However, there can be no assurance that such additional financing will be closed in such period.

If the Company is unable to secure additional capital, it may not be able to continue operations. As of June 30, 2013, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Restatement of unaudited condensed consolidated financial statements

On November 6, 2013, the Company concluded that the condensed consolidated financial statements for the period ended June 30, 2013 that the Company previously included in its Original 10-Q that was filed initially August 9, 2013 should be restated and should no longer be relied on.

In the second quarter the Company issued 17,425,621 shares of Common Stock and 7,841,537 warrants as well as 183,284 warrants (collectively, the “Warrants”) issued to fundraising agents in the Offering pursuant to the terms and conditions set forth in the share purchase agreement described in Note 16. As a result of the terms and conditions attached to the Warrants, the Company determined that for the quantitative valuation of the Warrants it is more appropriate to use a Monte-Carlo Simulation model instead of a Black-Scholes valuation model as used in the Original 10-Q. Management of the Company believes that the Monte-Carlo Simulation model is a more dynamic model, which accommodates variable inputs.

The impact of the Monte-Carlo Simulation model calculation on the affected line items of the Company’s quarterly financial statements is set forth below.

The restatement has no impact on the Company’s previously reported total cash and cash equivalents, revenue, cost and operating expenses and the net cash used/ or provided from operating, investing and financing activities reported in the Consolidated Statements of Cash flows (other than the Net Loss and in the section “Adjustments to reconcile net loss to net cash used in operating activities”, the ”Change in Fair Value of Derivative Instruments”).

As detailed in the table below, this restatement impacts the following consolidated statements and line items:

CONDENSED CONSOLIDATED BALANCE SHEETS
	As previously reported	Adjustment	As restated
LONG TERM LIABILITIES
- Warrant liabilities	$2,428,919	$2,862,432	$5,291,351
STOCKHOLDERS' EQUITY
- Common stock	$238,813,861	$(2,435,982)	$236,377,879
- Accumulated deficit	$(215,664,341)	$(426,450)	$(216,090,791)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
Three months ended June 30, 2013	As previously reported	Adjustment	As restated
- Changes in fair value of warrant liabilities	$772,466	$(426,450)	$346,016
- Net loss	$(7,266,111)	$(426,450)	$(7,692,561)
- Net loss per common share and equivalents - basic and diluted'	$(0.06)	$(0.01)	$(0.07)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
Six months ended June 30, 2013	As previously reported	Adjustment	As restated
- Changes in fair value of warrant liabilities	$772,466	$(426,450)	$346,016
- Net loss	$(12,404,033)	$(426,450)	$(12,830,483)
- Net loss per common share and equivalents - basic and diluted'	$(0.11)	$(0.01)	$(0.12)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows From Operating Activities	As previously reported	Adjustment	As restated
- Net loss	$(12,404,033)	$(426,450)	$(12,830,483)
Adjustments to reconcile net loss to net cash used in operating activities
- Change in fair value of derivative instruments	$2,067,270	$426,450	$2,493,720

Note 3. Significant Accounting Policies

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

The following table summarizes fair value measurements by level at June 30, 2013 for financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Liability Derivatives
Conversion feature	$-	$-	$-	$-
Warrant Liabilities	$-	$-	$5,291,351	$5,291,351
Total liability derivatives	$-	$-	$5,291,351	$5,291,351

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

Note 5. Other Assets

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

Deferred Financing Costs

For its funding related activities the Company incurred costs related to perfecting the pledges on assets, contract review fees from lawyers and some other smaller fees. The 8% Senior Secured Convertible Loan issued on March 29, 2012 was fully repaid in the second quarter of 2013. This resulted in accelerating the recognition of the deferred financing cost balance of $265,995 during the second quarter of 2013. The outstanding balance at June 30, 2013, was zero and the outstanding balance at December 31, 2012 was $381,114.

Note 6. Property and Equipment

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

Construction in progress consists of software projects under development that have not yet been completed. Total depreciation expense for the three months ended June 30, 2013 and 2012 was $985,811 and $567,031, respectively. Total depreciation expense for the six months ended on June 30, 2013 and 2012 was $1,593,775 and $1,145,553 respectively.

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

Note 8. Telnicity Asset Purchase Agreement

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

The Company issued 1,000,000 shares of its Common Stock as consideration for the acquisition.  At the time of issuance, each share had a market value of $1.18, thus totaling US$ 1,180,000.  For this price consideration we acquired US$1,180,000 in identifiable intangible assets (customer relationships, carrier relationships and acquired technology) and assumed no liabilities. Some of the estimated fair values may change as additional information is obtained during the measurement period within one year of the acquisition date. The related acquisition costs were not significant.

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

Note 10. Overdraft

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

Note 12. Accrued expenses

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

Note 13. Loans Payable

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

Note 15. 12% Unsecured Loan from Affiliate

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

Note 16. Registered Direct Offering

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

Note 17. Loan from Joint Venture Partner

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

Note 23. Litigations

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

Note 24. Geographic Information

Six months ended June 30, 2013

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$10,608,284	$982,361	$11,590,645
Identifiable assets	$28,307,487	$11,792,190	$40,099,677

Six months ended June 30, 2012

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$15,583,125	$82,812	$15,665,937
Identifiable assets	$35,825,355	$8,850,327	$44,675,682

Note 25. Related Party Transactions

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

Note 26. Subsequent Events

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the fiscal periods indicated, is as follows:

	Six months ended June 30,
EBITDA Adjusted	2013	2012
	(restated)
Net loss	$(12,830,483)	$(10,996,098)
Provision for income taxes	-	97,288
Depreciation and amortization	3,156,219	2,503,357
Stock-based compensation	4,405,959	3,230,728
Other income (expense)	2,870,369	(571,157)
Equity in earnings of unconsolidated joint venture	-	192,415
Adjusted EBITDA	$(2,397,936)	$(5,543,467)

	Three months ended June 30,
EBITDA Adjusted	2013	2012
	(restated)
Net loss	$(7,692,561)	$(4,990,909)
Provision for income taxes	-	97,288
Depreciation and amortization	1,836,231	1,224,888
Stock-based compensation	2,995,049	1,538,982
Other income (expense)	1,912,186	(564,593)
Equity in earnings of unconsolidated joint venture	-	29,084
Adjusted EBITDA	$(949,095)	$(2,665,260)

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

	Three months ended June 30,
	2013	2012	Variance
Revenue
Landline Services	$526,080	$4,301,249	$(3,775,169)
Mobile & Security Solutions	4,468,065	2,783,720	1,684,345
Total Revenue	$4,994,145	$7,084,969	$(2,090,824)

	Six months ended June 30,
	2013	2012	Variance
Revenue
Landline Services	$3,262,783	$10,454,510	$(7,191,727)
Mobile & Security Solutions	8,327,862	5,211,427	3,116,435
Total Revenue	$11,590,645	$15,665,937	$(4,075,292)

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

Restatement of amounts related to three and six months ended June 30, 2013

We have restated our condensed consolidated financial statements as of and for the three and six months period ended June 30, 2013 to adjust the valuation of warrant liabilities. In the previously issued consolidated statements for the interim period ended June 30, 2013, amounts related to warrant valuation were calculated incorrectly.

The Company determined that for the quantitative valuation of the Warrants it is more appropriate to use a Monte-Carlo Simulation model instead of a Black-Scholes valuation model as used in the Original 10-Q. Management of the Company believes that the Monte-Carlo Simulation model is a more dynamic model, which accommodates variable inputs.

This restatement results in a decrease of Change in fair value of warrant liabilities for the three and six months ended June 30, 2013 of $426,450 resulting in a higher net loss for the same amount. In the Statement of Cash Flows the Net Loss is increased, and the section “Adjustments to reconcile net loss to net cash used in operating activities”, the ”Change in Fair Value of Derivative Instruments” is also increased. In addition, the effect of the restatement is an increase to our current warrant liabilities in the amount of approximately $5.3 million compared to approximately $2.4 million and a decrease on stockholders’ equity to an amount of approximately $19.0 million compared to approximately $21.9 million, and the change in the fair value increased the net loss to $7.7 million from $7.3 million in the three months ended June 30, 2013 and from $12.4 million to $12.8 million for the same months ended June 30, 2013. .

This restatement has no impact on the Company’s previously reported total cash and cash equivalents, revenue, cost and operating expenses for this period. See Note 2 to our Condensed Consolidated Financial Statements for further details.

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

Change in fair value of warrant liabilities for the three and six months ended June 30, 2013 was $346,016 compared to $0 for the same period in 2012.

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

Net Loss

Net loss for the six months ended June 30, 2013 was $12,830,483, an increase of $1,834,385 (or 16.7%), compared to $10,996,098 from the same period 2012. The increase in loss was fully caused by the increase in the loss from other expense by $3,441,526. Loss from other expense increased substantially due to interest expense related to debt discount and conversion feature and the amortization of deferred financing costs. On the other hand, the total loss from operations decreased by $1,317,438.

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

With cash and cash equivalents at June 30th 2013 of $3 million, the positive developments of the Company and the intention of the company to close additional financing in Q3 2013 the company feels that it can carry out is operational plans for the coming 12 months. However, there can be no assurance that such additional financing will be closed in such period.

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

Internal Control Consideration:

Our management has determined that there was a control deficiency in our internal controls over financial reporting that constitutes a material weakness and has concluded that our disclosure controls and procedures were ineffective as of June 30, 2013 as a result of the material weakness identified related to the accounting and valuation of financial instruments that resulted in the restatement of our financial statements for the period ended June 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In the evaluation of disclosure controls and procedures included in our Original 10-Q, the Company disclosed that under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, it concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. As a result of the material weakness identified related to the accounting and valuation of financial instruments that resulted in the restatement of our financial statements for the period, the Company’s Chief Executive Officer and Chief Financial Officer subsequently concluded that the Company’s disclosures and procedures were ineffective as of June 30, 2013 and has taken the actions summarized below under “Changes in Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

The Company has determined that there was an error in its accounting for warrant liabilities in connection with the issuance of 17,425,621 shares of common stock and 7,841,537 warrants as well as 183,284 warrants issued to fundraising agents in the Offering pursuant to the terms and conditions set forth in the share purchase agreement as described in Note 16. The Company determined that for the quantitative valuation of the warrants it is more appropriate to use a Monte-Carlo Simulation model instead of a Black-Scholes valuation model as used in the original 10-Q. Management of the Company believes that the Monte-Carlo Simulation model is a more dynamic model, which accommodates variable inputs.

As a result of this error, the Company determined that previously issued financial information on the three and six months period ended June 30, 2013 was no longer reliable and is amending its Form 10-Q to restate its consolidated financial statements as of and for the three and six month periods ending June 30, 2013.

Management concluded that controls were not designed or operating effectively to ensure financial instruments were correctly valued and accounted for. This control failure impacted Warrant liabilities, Common stock and Accumulated deficit in the consolidated balance sheet as well as Changes in fair value of warrant liabilities in the consolidated statements of operations. Management concluded that this deficiency in the Company's internal control over financial reporting constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to the material weakness identified related to the valuation of financial instrument for the period ended June 30, 2013, we instituted the following new internal controls in the fourth quarter of 2013 in order to remediate this weakness as follows:

• We consulted a professional valuation company to assist the Company in determining the value of warrants using a Monte-Carlo Simulation model ; and

• The Company also recently hired additional qualified personnel in the Control and Finance department. Specifically, the Company hired two individuals qualified as accountants with more than 19 years’ experience with US listed companies.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

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

ELEPHANT TALK COMMUNICATIONS CORP.

Date: November 12, 2013	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

