Form 10-K/A
period 2012-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2013-11-21
CIK 1084384

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

000-30061
(Commission file no.)

Elephant Talk Communications Corp.

 (Exact name of registrant as specified in Charter)

Delaware	95-4557538
(State of other Jurisdiction of	(IRS employer identification no.)
incorporation)

3600 NW 138TH St. STE 102

Oklahoma City, OK 73134

(Address of principal executive offices)

Issuer’s telephone number: (405) 301-6774

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Table of Contents

EXPLANATORY NOTE	3

PART III	4

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	4

CORPORATE GOVERNANCE	6

ITEM 11. EXECUTIVE COMPENSATION	9

COMPENSATION COMMITTEE REPORT	10

SUMMARY COMPENSATION TABLE	11

GRANT OF PLAN-BASED AWARDS	13

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END	14

OPTION EXERCISES AND STOCK VESTED	15

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	16

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.	17

PART IV	18

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	18

SIGNATURES	19

EXPLANATORY NOTE

Elephant Talk Communications Corp. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 (the “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which was originally filed on April 2, 2013 (the “Original Filing”), as amended by Amendment No. 1 filed on April 25, 2013. The Company is filing this Amendment No. 2 to amend and restate Part III, Item 10 “Directors, Executive Officers and Corporate Governance,” Item 11 “Executive Compensation,” Item 13 “Certain Relationships and Related Transactions, and Director Independence,” and Item 14 “Principal Accounting Fees and Services” of the Original Filing. This Amendment does not affect any other parts of, or exhibits to, the Original Filing.

Except as expressly stated in this Amendment No. 2, this Amendment No. 2 continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 2 must be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including amendments to those filings, if any.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below is the principal occupation and employment of our directors, the business experience of each director for at least the past five years and certain other information relating to our directors.

Name	Age	Position(s) Held	Director Since
Steven van der Velden	57	Chairman of the Board, President, Chief Executive Officer	2006
Johan Dejager	54	Director	2006
Phil Hickman (1)(2)(3)	63	Director	2010
Rijkman Groenin (1)(2)(3)	64	Director	2011
Charles Levine (1)(2)(3)	60	Director	2011

(1)	Currently a member of the Audit and Finance Committee.
(2)	Currently a member of the Nominating and Corporate Governance Committee.
(3)	Currently a member of the Compensation Committee.

Steven van der Velden has been a director since October 24, 2006 and our Chairman, President and Chief Executive Officer since October 30, 2006. Mr. van der Velden has experience in consultancy, logistics, real estate development, telecommunications, e-commerce and investment management. He founded his first consultancy firm in 1983 and since then Mr. van der Velden has started over a dozen companies. Mr. van der Velden is involved in various Information Communication Technology ventures throughout Europe, North America and the Far East, and currently serves as Chairman of the Board of Q.A.T. Investments SA in Luxembourg. In 2000, he co-founded E-commerce Park NV, which has developed a 50,000 sq. ft. data centre and Internet hosting facility, located on top of the various fiber optic landing points in Curacao. In 1994, Mr. van der Velden co-founded the ITA International Telemedia Association, known today as the Network for Online Commerce, and served as its first Chairman. In the same year, he co-founded InTouch Telecom SA/NV to offer a wide range of business and consumer telecom applications to the Belgian Market, and served as its CEO until the company was sold to Global TeleSystems, Inc. in 1999.  From 1988 until 1992 he served as the first Managing Director of Antillephone NV. Currently, he is a Director of Unicom NV. Between 1986 and 1988, Mr. van der Velden co-headed a team of 16 consultants, which advised on and implemented a wide range of measures to balance budgets and to restructure the internal organizations of the governments of both the Dutch Antilles and the island of Curacao. Mr. van der Velden earned his Master’s Degree in Business Administration from Rotterdam School of Management, the Netherlands, and a Master’s Degree in Law from Leiden University, the Netherlands.

Mr. van der Velden is well qualified to serve on our Board because of his 30 years of experience in management, 20 of which have been in telecommunications. In addition, Mr. van der Velden was selected because he is our Chief Executive Officer.

Johan Dejager has been a director since October 24, 2006. Mr. Dejager is managing director and owner of Osta Carpets, a specialized niche producer of area rugs with production plants in Belgium and a distribution center in Barcelona, and Gaverdal, a finishing plant for the carpet industry. He is also Managing Director of Ligne Pure, a company specialised in the design and manufacturing of handmade carpets for the decorator market. Mr. Dejager serves as a member of the Board of Directors of Q.A.T. Investments SA. In addition, he is a stockholder and director of Keyware, a provider of identity-related solutions and services, and of SPARNEX, an engineering company developing and industrializing DSL products for the telecom industry. Mr. Dejager is a member of the Board of Directors of FEBELTEX (the Federation of the Belgian Textile Companies). As Vice-President of the company, Mr. Dejager is in charge of the subdivision of interior textiles. Mr. Dejager holds a Bachelor’s degree and a Master’s degree in Commercial Engineering from the University of Leuven, Belgium and an MBA from Insead Fontainebleau, France.

Mr. Dejager is well qualified to serve on our Board because of his experience in private equity and as representative of our large stockholder Q.A.T. Investments SA.

Phil Hickman  has been a director since March 29, 2010. Mr. Hickman manages his own consultancy and advisory business in the fields of corporate strategy and organization, offshore banking, business process outsourcing (BPO), payment and cash management solutions, internet and telephony security, sales and marketing. Mr. Hickman served as a non-executive Chairman of ValidSoft’s board of directors from 2010 to November 2013. Mr. Hickman was a director of Alfa Bank Holdings S.A. of Luxembourg, the largest privately-owned bank in Russia and part of the Alfa Group since until April 2012. He also acts as an advisor with Alfa Bank Holdings in Russia, Ukraine, Belarus and Kazakhstan. Mr. Hickman also serves as the Chairman of Earthport plc, a publicly quoted company in the United Kingdom. He also serves as a director of PGH Business Solutions Limited, a private company in the United Kingdom. Mr. Hickman spent 32 years in HSBC Bank plc and has been responsible for developing and implementing many areas of change and innovation both in the United Kingdom and around the world. Before leaving HSBC, Mr. Hickman was Head of Strategy and Planning at HSBC Commercial Bank.

Mr. Hickman is well qualified to serve on our board because of his experience in banking, business development and because he is independent.

Rijkman Groenink, was appointed as director on April 1, 2011. Mr. Groenink’s career spans nearly 35 years at ABN Amro, starting in 1974 at Amro, prior to its merger with ABN in 1991. He served for more than seven years as Chairman of the Managing Board of ABN Amro Holding NV. Under Groenink’s leadership the bank was streamlined to focus on its core activities, while bolstering its operations through successful acquisitions, such as Banco Sudameris in Brazil, Delbrück & Co. and Bethmann Maffei in Germany, Michigan National and Banca Antonveneta. Mr. Groenink was elected European Banker of the Year in 2005. In November 2007 he left as Chairman at ABN Amro, following the acquisition of the bank by a consortium of banks, comprising of RBS, Fortis and Santander. He is currently a partner at Atlas N.V., an investment vehicle and serves on a number of US Supervisory Boards, mostly in the capacity as non-executive chairman.  Mr. Groenink received a law doctorate from the University of Utrecht, a Diploma in Business Administration from Manchester Business School, and a M.B.A. (honoris Causa) in International Business from the MIB School of Management in Trieste, Italy. Mr. Groenink received a royal knighthood, when he was appointed Officer in the Order of Oranje-Nassau by Her Majesty Queen Beatrix in 2006.

Mr. Groenink is well qualified to serve on our Board because of his experience as executive chairman in international banking and corporate finance and because he is independent.

Charles Levine  was appointed on October 27, 2011 as a director. Mr. Levine holds an MBA in marketing, management strategy and finance from the Kellogg School of Management – Northwestern University. Mr. Levine began his career as a brand assistant at Procter and Gamble in 1977, rising to the position of brand manager.  Subsequently, at General Electric Company, Mr. Levine served from 1983 to 1986 in product management and marketing, from which he was recruited to join AT&T in 1986. At AT&T, he was responsible for AT&T telecom equipment focused on small business customers, generating $2 billion in profitable revenue.  He served as CEO of Cad Forms from 1994 to 1995, and as Senior Vice President of Octel from 1995 to 1997. He was appointed Chief Sales and Marketing Officer of Sprint PCS is 1997, and rose to become President in 2001.  During his tenure at Sprint, the Company grew from $0 revenue to $13 billion.  He was chosen as Marketer of the Year by MC Magazine in 1999, and CEO of the Year in 2001 by Frost & Sullivan.  Since his retirement as President of Sprint PCS in 2002, Mr. Levine was an independent director of Openwave Systems Inc., @Road, Inc., Lexar Media, Inc. and RCN Corp and certain other private companies. He also currently serves as Chairman of the Board of Sierra Wireless, Inc.

Mr. Levine is well qualified to serve on our Board because of his experience as executive chairman in mobile and communications companies and because he is independent.

CORPORATE GOVERNANCE

Board Committees

Our Board of Directors has established three standing committees—Audit and Finance, Compensation, and Nominating and Corporate Governance. All committees operate under a charter that has been approved by the Board of Directors and which is available free of charge on our website, www.elephanttalk.com.

Audit and Finance Committee

Our Board of Directors has an Audit and Finance Committee, or Audit Committee, composed of Messrs. Hickman (Chairman), Groenink and Levine. The Audit and Finance Committee met six times during 2012. Each of the members was present at all of the Audit and Finance Committee meetings held during 2012.

The Audit and Finance Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit and Finance Committee has a charter (which is reviewed annually) and performs several functions. The Audit and Finance Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor, and engages such independent auditor;

•	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditor;

•	reviews and approves related-party transactions;

•	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

•	oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the Board of Directors; and

•	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the Board of Directors, including Sarbanes-Oxley implementation, and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee composed of Messrs. Groenink (Chairman), Hickman and Levine. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing new potential director nominees to the Board of Directors for consideration. The Nominating and Corporate Governance Committee met two times in 2012 and has a charter which is reviewed annually. Each of the committee members was present at all of the Nominating and Corporate Governance Committee meetings held during 2012. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NYSE MKT. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. To recommend a nominee, please write to the Nominating and Corporate Governance Committee, c/o Alex Vermeulen, Elephant Talk Communications Corp., 3600 NW 138TH St., STE 102, Oklahoma City, OK 73134. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria it considers generally, discussed in this Form 10-K under the heading entitled “Director and Officer Qualifications.” During 2012, we did not pay any fees to any third parties to assist in the identification of nominees and we did not receive any director nominee suggestions from stockholders.

Compensation Committee

Our Board of Directors also has a Compensation Committee composed of Messrs. Groenink, Hickman and Levine (Chairman). The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as Company benefit and insurance plans. The Compensation Committee met three times during 2012. Each of the committee members was present at all of the Compensation Committee meetings held during 2012.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2012, the Compensation Committee did not engage any such compensation consultants or advisers.

Director and Officer Qualifications

We have not formally established any specific, minimum qualifications that must be met by each of our officers or directors or specific qualities or skills that are necessary for one or more of our officers or members of the Board of Directors to possess. However, our Nominating and Corporate Governance Committee generally evaluates and recommends candidates with a focus on the following qualities: educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and ability to represent the best interests of our stockholders.

Our officers and Board of Directors are composed of a diverse group of leaders. In their prior positions they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management and leadership development. Most of our officers and directors also have experience serving on boards of directors and board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges and strategies.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors determines what corporate leadership structure it deems appropriate for the Company based on factors such as the experience of the applicable individuals, the current business environment of the Company, the current stage of development and commercialization of our products and product candidates, as well as other relevant factors.

The Board of Directors is also responsible for oversight of our risk management practices, while management is responsible for the day-to-day risk management processes. Our Board does not have a policy regarding the separation of the offices of Chairman of the Board and Chief Executive Officer. Our Board believes that it is important to retain the flexibility to combine or separate the responsibilities of the offices of Chairman of the Board and Chief Executive Officer, as from time to time it may be in the best interests of the Company.

Currently, our Chief Executive Officer serves as the Chairman of our Board of Directors. We believe that this structure is appropriate because it allows one person to speak for and lead the Company and the Board. In our view, splitting the roles would potentially have the consequence of making our management and governance processes less effective than they are today through a blurring of clear lines of accountability and responsibility, without any clear offsetting benefits.

Attendance at Board, Committee and Stockholder Meetings

Our Board of Directors met in person and telephonically seven times during 2012 and also acted by unanimous written consent one time. Each of the re-elected members of our Board of Directors was present at 75% or more of the Board of Directors meetings held. In 2012, Mr. van der Velden was the only director who attended the annual stockholder meeting. We have encouraged, but do not require, that all of our directors will be in attendance at the Annual Meeting either in person or by remote communication. In addition, we have encouraged, but do not require, our directors to attend future annual stockholder meetings in person.

Executive Officers

Listed below are the names of the directors, executive officers and significant employees of the Company, their ages as of November 5, 2013 and positions held:

Name	Age	Position(s) Held
Steven van der Velden	57	Chairman of the Board, Chief Executive Officer and President
Martin Zuurbier	53	Chief Operational Officer
Mark Nije	51	Chief Financial Officer
Patrick Carroll	55	Executive Chairman – ValidSoft (our subsidiary)
Paul Burmester	50	Chief Executive Officer – ValidSoft (our subsidiary)
Alex Vermeulen	59	General Counsel

Executive Officers

Steven van der Velden Please see biographical information under Steven van der Velden above under the heading entitled “Directors.”

Martin Zuurbier has been responsible for Operations as Chief Operational Officer since January 1, 2007 and served as a director from January 1, 2007 through July 27, 2012. On June 30, 2012, Mr. Zuurbier resigned from the Board of Directors. From January 2005 until January 1, 2007, Mr. Zuurbier had been the Chief Operating Officer and Chief Technology Officer of Benoit Telecom Holding AG, a telecom service provider in Europe that was acquired by us on January 1, 2007. From December 1999 to December 2004, Mr. Zuurbier served as director and was the founder of Vocalis Telecom Group located in the Netherlands and Switzerland. Mr. Zuurbier was responsible for building, maintaining and operating a telecommunications network spanning eight countries in Europe, including all back-office, billing and client provisioning management systems. From January 1995 to June 1999, Mr. Zuurbier was directly involved in the telecommunications industry and was involved in the development of new switching technology in collaboration with hardware manufacturer Dialogic, implementation of the Amsterdam Carrier Ring in 1999 with COLT Telecom BV as the launch customer, and negotiating increased capacity on behalf of various international telecommunications companies. Prior to 1995, Mr. Zuurbier was involved in the production of television commercials for the European market.

Mark Nije was general manager in Europe of Benoit Telecom Group from the end of 2004 through January 1 2007. Mr. Nije was appointed Chief Financial Officer of the Company on December 15, 2008. Mr. Nije has experience in finance, project management, business development, investment management, logistics and telecommunications. Mr. Nije started as project manager and management consultant for Tebodin Consulting Engineers and Reitsma & Wertheim M&A specialists, in the Netherlands. In 1990 he co-founded Logistic Management International NV (LMI), an international cargo transportation and airport handling company at the airport of Curacao, in the Netherlands Antilles. During those years he served as a board member and vice-chairman of the Curacao Exporters Association. From 2000 to 2002, Mr. Nije was co-founder and director of PickYourGifts BV, an internet start-up. In 2003, he became partner of Q.A.T. Investments SA, the Luxemburg venture capital fund, where he has been active as investment manager and/or board member in various ICT related ventures of Q.A.T. Currently, he is member of the Dutch Association of CEOs and Directors (NCD). Mr. Nije earned his Master’s Degree in Business Administration from the Rotterdam School of Management, Erasmus University, the Netherlands, and a Bachelor of Science Degree in Building Construction Management from the University of Reading, United Kingdom.

Mr. Nije is a cousin of the wife of Mr. van der Velden. Other than the aforesaid, there are no family relationships between any director and executive officer.

Patrick Carroll  is the Founder and CEO of ValidSoft Limited, the company that was acquired in 2010 by the Company and served as ValidSoft’s CEO until November 2013. Mr. Carroll is currently an executive Chairman of ValidSoft’s board of directors. ValidSoft is a software engineering company that develops advanced security software solutions to help global institutions counter the most sophisticated card and electronic fraud consistent with leading independent research thinking.  Prior to founding ValidSoft, Mr. Carroll was employed as Head of Electronic Trading Technology in Europe for Goldman Sachs International, where his responsibilities included technical strategy related to Electronic Trading, Client Connectivity and Straight Through Processing (STP).   Mr. Carroll has over 25 years of extensive financial services and technical experience and has previously worked in a senior capacity at J.P Morgan, Credit Suisse Financial Products and Bankers Trust Company.

Paul Burmester was appointed as the CEO of our subsidiary, ValidSoft Limited, on November 4, 2013.  Since January 2011, Mr. Burmester has been a strategic advisor, angel investor, and mentor for a number of early, mid, and late stage new technology companies, mentoring and giving strategic advice and support as required in order to drive such companies to market success. Mr. Burmester also advises several Private Equity, Venture Capital, and Incubator funds with regard to their technology investments. From February 2012 through February 2013, Mr. Burmester was the Senior Vice President and General Manager at MobiTV, a privately funded San Francisco-based company, undertaking a one-year contract to build and execute an international strategy in Europe, the Middle East, and Africa. From July 2006 through April 2010, Mr. Burmester was the Chief Commercial Officer and Executive Vice President of Sales and Marketing at SpinVox, which was sold to Nuance in December 2009.

Alexander Vermeulen In 2006 Mr. Vermeulen started working for the Company as consultant and, in 2007, he joined the Company full time as General Counsel. Mr. Vermeulen worked for twenty years as a manager of ING, one of Europe’s leading financial groups. He served amongst others as General Manager in the Caribbean area and General Manager Postbank Insurances, a leading direct underwriter in the Dutch market. In Italy, he was responsible for all the life insurance activities of ING and was a director of various ING entities, including the fund investment company, ING Investment Management Italia S.G.R., S.p.A . In 2003 Mr. Vermeulen started his own consultancy company in Italy, initially with advisory services in the life insurance market and broadening later on to other sectors. Mr. Vermeulen holds a Master’s degree in Law from Leiden University, the Netherlands.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2012, there were untimely filed Forms 3, 4 and 5 as outlined herein, specifically: (i) three reports on Form 4 filed by Patrick Carroll; (ii) three reports on Form 4 filed by Rijkman Groenink; (iii) three reports on Form 4 filed by Phil Hickman; (iv) two reports on Form 4 filed by Jacques Kerrest; (v) two reports on Form 4 filed by Charles Levine; (vi) three reports on Form 4 filed by Q.A.T. II Investments SA; and (vii) six reports on Form 4 filed by Steven van der Velden. In addition, the Company has become aware that (a) Q.A.T. Investments SA has not filed a report on Form 4 or Form 5 pertaining to certain sales, the acquisition of certain convertible notes and warrants by Q.A.T. Investments SA and the issuance of warrants to QMG in connection with a financing of the Company; and (b) Q.A.T. II Investments SA. has not filed a Form 4 reporting certain sales.

Code of Conduct

We have adopted a code of conduct that outlines the principles, policies and laws that govern our activities and establishes guidelines for conduct in the workplace. The code of conduct applies to all employees, as well as each member of our Board of Directors. All employees are required to read the code of conduct and affirm in writing their acceptance of the code. Our code of conduct is posted on our website, www.elephanttalk.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct by posting such information on our website, www.elephanttalk.com. A copy of our code of conduct is also available in print, without charge, upon written request to 3600 NW 138TH St., STE 102, Oklahoma City, OK 73134. Attn: Alex Vermeulen.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This discussion and analysis of compensation arrangements with our named executive officers is intended to provide context for the decisions underlying the compensation paid to our named executive officers for the fiscal year ended December 31, 2012 and should be read together with the compensation tables and related disclosures set forth below.

Our Compensation Objectives

We strive to establish compensation practices and provide compensation opportunities that attract, retain and reward our executives and strengthen the mutuality of interests between our executives and our stockholders in order to motivate them to maximize stockholder value. Typically, an executive officer’s total compensation should consist of a combination of cash payments and equity awards to achieve a balance between productive short- and long-term performance. The cash component of our compensation primarily consists of base salary and cash incentive payments upon the achievement of certain corporate objectives. The equity component of our compensation program is designed to align the interests of management with those of our stockholders.

In 2011, the Compensation Committee gathered information from independent sources to determine a list of appropriate peer companies, compensation ranges for the executive officers and recommendations. The Compensation Committee reviewed the recommendations and approved the 2011 compensation to our named executive officers with no changes. In 2012, the Compensation Committee determined compensation based on recommendations from the Chief Executive Officer and the information from its 2011 review of appropriate peer companies.

Our named executive officers are permitted to elect to receive payment of base salary and bonuses in cash or in shares of our common stock. In 2012, Mr. van der Velden and Mr. Carroll elected to receive common stock in lieu of all, in the case of Mr. van der Velden, or a portion, in the case of Mr. Carroll, of their base salary. In addition, our Compensation Committee approved certain stock option awards for our named executive officers in line with our policy to provide equity awards as a component of overall compensation. For more information, see the Outstanding Equity Awards at Fiscal Year-End.

Consideration of Last Year’s “Say on Pay” Advisory Vote

At last year’s annual meeting of stockholders, we held an advisory stockholder vote on executive compensation. Approximately 64% of the shares that were voted by our stockholders approved our executive compensation described in last year’s proxy statement. The Compensation Committee viewed the results of this vote as a confirmation that the Company’s stockholders support the compensation policies and practices of the Company. Accordingly, the results of this vote did not affect the Company’s executive compensation decisions and policies for our named executive officers during the fiscal year ended December 31, 2012.

Incentive Bonus for Named Executive Officers

It is the Compensation Committee’s objective to have a substantial portion of each named executive officer’s compensation contingent upon the achievement of corporate objectives. At the beginning of each year, our Chief Executive Officer discusses corporate objectives with the Compensation Committee to be used in the bonus plan. The Compensation Committee reviews the objectives with the Chief Executive Officer and then determines which objectives will be approved and in effect for such fiscal year. In 2012, the Compensation Committee approved the corporate objectives with modifications from the objectives suggested by our Chief Executive Officer. In 2012, each of our named executive officers was eligible to receive a cash bonus, subject to satisfaction of the corporate objectives, of up to a percentage of their base salary as set forth below:

• Steven van der Velden 60%

• Martin Zuurbier 50%

• Patrick Carroll 50%

• Mark Nije 40%

• Alex Vermeulen 35%

The target bonus amounts are established by the Compensation Committee at the beginning of each year and are based primarily on the Compensation Committee’s understanding of the compensation arrangements for similar positions in the industry. The bonus amounts may be paid in cash, common stock or a combination thereof as determined by the Compensation Committee.

At the end of the year, our Chief Executive Officer evaluates the achievement of the corporate objectives and then recommends an incentive payment for each of the executive officers to the Compensation Committee. In 2012, the corporate objectives on which our executive compensation was based, and their achievement, were as follows:

• Cash flow 33.3%

• Revenue 33.3%

• Deal closure 33.3%

It was determined that Cash Flow and Revenue targets will only count if the target is met in full. If the Revenue target were to be exceeded, the bonus for this category would have been raised pro rata with a cap of 100%. For 2012, the Compensation Committee determined that none of the corporate objectives were satisfied and, as a result, performance bonuses for 2012 will not be paid to our named executive officers.

By the structure of the corporate objectives, including and attaching these to the overall company performance, the bonus incentives build value for our stockholders.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Respectfully submitted,
The Compensation Committee of the Board of Directors
/s/ Phil Hickman
/s/ Rijkman Groenink
/s/ Charles Levine

Compensation of Executive Officers Summary Table

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2012, 2011 and 2010. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, Chief Operations Officer, Chief Financial Officer, Chief Commercial Officer, the then Chief Executive Officer of ValidSoft and General Counsel.

SUMMARY COMPENSATION TABLE

Name and principle position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Steven van der Velden	2012	$295,307	a	$-		$-	$-		$14,244	k	$309,550
(President and CEO)	2011	$316,357	a	$16,874		$-	$16,874	g	$123,162	k	$473,267
	2010	$307,800	a	$27,701	q	$-	$-		$657,095	k	$992,596
Martin Zuurbier	2012	$295,307	b	$-		$-	$-		$-	l	$295,307
(COO, CTO)	2011	$316,357	b	$14,062		$-	$14,062	h	$29,550	l	$374,032
	2010	$307,800	b	$22,665	r	$-	$-		$212,142	l	$542,607
Mark Nije	2012	$271,993	c	$-		$-	$-		$23,314	m	$295,307
(Chief Financial Officer)	2011	$291,382	c	$10,361		$-	$10,361	i	$32,603	m	$344,707
	2010	$283,500	c	$18,556	s	$-	$-		$210,773	m	$512,829
Patrick Carroll*	2012	$271,993	d	$-		$-	$-		$4,498	n	$276,491
(CEO of ValidSoft)	2011	$291,382	d	$12,951		$-	$12,951	ii	$38,893	n	$356,177
	2010	$283,500	d	$18,556	t	$-	$-		$210,773	n	$512,829
Willem van der Brink	2012	$68,671	e	$-		$-	$-		$1,111	o	$69,782
	2011	$316,357	e	$-		$-	$-		$25,929	o	$342,286
	2010	$59,612	e	$-		$-	$-		$-	o	$59,612
Alex Vermeulen	2012	$186,510	f	$-		$-	$-		$-	p	$186,510
(General Counsel)	2011	$199,805	f	$6,217		$-	$6,217	j	$14,012	p	$226,251
	2010	$194,400	f	$11,133	u	$-	$-		$106,005	p	$311,538

* Mr. Carroll served as the Chief Executive Officer of ValidSoft until November 4, 2013. Currently, he serves as an executive Chairman of ValidSoft.

(1)	These are the base salaries net before any bonus and or non-cash awards. The base salary is determined and paid on a monthly basis in euros, therefore, calculations do include exchange results from euros to U.S. dollars. Payment can be elected either in cash or in shares in lieu of salary and bonus. When officers opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts, however, are shown at fair market value by using the share price of the preceding month closing price. In principle, officers may earn up to approximately 33% more than the ‘agreed’ cash salary in the event they elect to receive 100% compensation in shares. Such beneficial discount is included in “All Other Compensation” at the fair market value of the equity, reduced by the denominated value in U.S. dollars of the cash salary used for this ‘exchange’ into non-cash compensation. The amounts included in these columns reflect the aggregate fair value of the awards granted by the Company to the named executive officers during the fiscal year in lieu of salary and bonus, valued in accordance with ASC 718 for the fiscal years ended December 31, 2010, December 31, 2011 and December 31, 2012. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. For 2012, Mr. van der Velden and Mr. Carroll elected to receive common stock in lieu of all, in the case of Mr. van der Velden, or a portion, in the case of Mr. Carroll, of their base salary, which is reported in the Grant of Plan-Based Awards table.

(2)	The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the named executive officers in 2010, 2011 and 2012, respectively. We estimate the fair value of awards on the grant date using the Black-Scholes option pricing model. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in Note 18 to the financial statements contained in this Form 10-K. Note that the amounts reported in this column reflect the Company’s accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the named executive officers from the award.

(a)	These amounts have been agreed in euro. Amounts for 2010, 2011 and 2012 are all EUR 228,000. The average exchange rate is $1.295 for 2012, $1.387 for 2011 and $1.350 for 2010. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the last working day of each quarter.

(b)	These amounts have been agreed in euro. Amounts for 2010, 2011 and 2012 are all EUR 228,000. The average exchange rate is $1.295 for 2012, $1.387 for 2011 and $1.350 for 2010. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the last working day of each quarter.

(c)	These amounts have been agreed and paid in euro. Amounts for 2010, 2011 and 2012 are all EUR 210,000. The average exchange rate is $1.295 for 2012, $1.387 for 2011 and $1.350 for 2010. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the last working day of each quarter.
(d)	These amounts have been agreed and paid in euro. Amounts for 2010, 2011 and 2012 are all EUR 210,000. The average exchange rate is $1.295 for 2012, $1.387 for 2011 and $1.350 for 2010. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the last working day of each quarter.
(e)	These amounts have been agreed and paid in euro. Amount for 2010 is EUR 45,000 (only 3 months), 2011 is EUR 228,000 and 2012 is EUR 53,000 (only three months). The average exchange rate is $1.295 for 2012, $1.387 for 2011 and $1.350 for 2010. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the last working day of each quarter.
(f)	These amounts have been agreed and paid in euro. Amounts for 2010, 2011 and 2012 are all EUR 144,000. The average exchange rate is $1.295 for 2012, $1.387 for 2011 and $1.350 for 2010. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the last working day of each quarter.
(g)	Comprised of 27,247 options granted with an exercise price of $1.21 values using a Black & Scholes valuation model.
(h)	Comprised of 22,706 options granted with an exercise price of $1.21 values using a Black & Scholes valuation model.
(i)	Comprised of 16,731 options granted with an exercise price of $1.21 values using a Black & Scholes valuation model.
(ii)	Comprised of 20,913 options granted with an exercise price of $1.21 values using a Black & Scholes valuation model.
(j)	Comprised of 10,038 options granted with an exercise price of $1.21 values using a Black & Scholes valuation model.
(k)	Comprised of 546,096 shares and 18,381 bonus shares in 2010, 157,147 shares in 2011 and 211,364 shares in 2012 of restricted stock granted as salary and bonus.
(l)	Comprised of 172,450 shares and 15,039 bonus shares in 2010, 30,564 shares in 2011 and no shares in 2012 of restricted stock granted as salary and bonus.
(m)	Comprised of 172,450 shares and 12,313 bonus shares in 2010, 38,078 shares in 2011 and no shares in 2012 of restricted stock granted as salary and bonus.
(n)	Comprised of 172,450 shares and 12,313 bonus shares in 2010, 49,625 in 2011 shares and 66,746 shares in 2012 of restricted stock granted as salary and bonus.
(o)	Comprised of 9,395 shares in 2010, 33,084 shares in 2011 and 5,101 shares in 2012 of restricted stock granted as salary.
(p)	Comprised of 86,225 shares and 7,388 bonus shares in 2010, 13,404 shares in 2011 and no shares in 2012 of restricted stock granted as salary and bonus.
(q)	Comprised of 18,381 shares.
(r)	Comprised of 15,039 shares.
(s)	Comprised of 12,313 shares.
(t)	Comprised of 12,313 shares.
(u)	Comprised of 7,388 shares.

Narrative Disclosure to Summary Compensation Table

Consultancy and Employment Agreements

We currently have the following agreements with our executive directors and officers:

Steven van der Velden, President and Chief Executive Officer - We have a consultancy agreement with Interfield Consultancy(CI)Ltd. (“Interfield”), an entity wholly owned by Mr. van der Velden for the provision of the services of Mr. van der Velden as President and Chief Executive Officer. Interfield is paid for the services of Mr. van der Velden at a base compensation of € 228,000 per year. Mr. van der Velden receives no fees (cash or stock) for serving on our Board of Directors.

Martin Zuurbier, Chief Operations Officer - We intend to enter into a consultancy agreement with Interact W.L.L., an entity wholly owned by Mr. Zuurbier, which will provide for the continued services of Mr. Zuurbier as Chief Operations Officer.  Interact is paid € 228,000 per year for the services of Mr. Zuurbier.

Mark Nije, Chief Financial Officer - We intend to enter into a consultancy agreement with LMI Europe B.V, an entity wholly owned by Mr. Nije, which will provide for the continued services of Mr. Nije as Chief Financial Officer. LMI Europe B.V. is paid € 210,000 per year for the services of Mr. Nije.

Patrick Carroll, Chief Executive Officer of ValidSoft (formerly) - We have a consultancy agreement with Mr. Carroll which provides for his services as Chief Executive Officer. Mr. Carroll is paid € 210,000 per year, of which 34% is paid in the form of restricted common stock, which is consistent with prior years. The shares of ValidSoft are issued at the beginning of each calendar quarter. Mr. Carroll became an executive Chairman of ValidSoft in November 2013 and no longer serves as the Chief Executive Officer of ValidSoft.

Alex Vermeulen, General Counsel - We intend to enter into a consultancy agreement with Scere Company Italy SRL, an entity wholly owned by Mr. Vermeulen, which will provide for the continued services of Mr. Vermeulen as General Counsel. Scere Company Italy SRL is paid € 144,000 per year for the services of Mr. Vermeulen.

Severence and Change of Control

In the event Mr. Burmester is terminated without receiving three months’ notice from the Company required under the laws of England, he would be entitled to salary in lieu of such notice. For example, if Mr. Burmester had been terminated by the Company as of December 31, 2012 without three months’ notice, he would have been entitled to receive $45,000. In addition, outstanding awards made to our executive officers and directors of the 2008 Plan are subject to acceleration of any unvested portion of such awards upon a change of control unless the terms of a particular award state otherwise. Other than the foregoing, none of the existing agreements include any provisions for severance benefits or other payments upon a change of control regardless of whether a named executive officer’s employment is terminated by him with or without good reason, or whether the named executive officer is terminated by the Company with or without cause.

Grant of Plan-based Awards Table

The following table sets forth awards made to the named executive officers in 2012 under all of the existing plans.

Grant of plan-based awards

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Underlying Options (#)	Awards ($/Sh)	Awards ($)
Steven van der Velden	-	$-	$-	$-	-	-	211,364	-	-	$-	$309,550
Martin Zuurbier	-	$-	$-	$-	-	-	-	-	-	$-	-
Mark Nije	-	$-	$-	$-	-	-	-	-	-	$-	-
Patrick Carroll	-	$-	$-	$-	-	-	66,746	-	-	$-	$97,753
Alex Vermeulen	-	$-	$-	$-	-	-	-	-	-	$-	-

The Company issued the compensation shares to the above executive officers from the shares authorized under its Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”).

The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the executives in 2012 in lieu of salary, valued in accordance with ASC 718 for the fiscal year ended December 31, 2012. When named executive officers opt for payment in shares there is a 25% discount on the 'purchase' price. The amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for calculations in this table are the share prices of the last trading day of each quarter of grant. The calculations take into consideration exchange differences as the agreed basic salaries for 2012 were denominated in euro. In principle, a named executive officer may earn up to approximately 33% more than the agreed cash salary if the named executive officer chooses to be compensated in stock only.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2012 for each of our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Steven van der Velden	27,247	-	$1.21	8/21/2015	-	$-

Martin Zuurbier	22,706	-	$1.21	8/21/2015	-	$-

Mark Nije	16,731	-	$1.21	8/21/2015	-	$-

Patrick Carroll	20,913	-	$1.21	8/21/2015	-	$-

Alex Vermeulen	10,038	-	$1.21	8/21/2015	-	$-

1)	The stock options vested on the grant date, August 21, 2012, and have a term of three years from the date of grant.

2)	The stock awards vest proportionately over a period of the three months following the grant date. The shares issued to Mr. van der Velden and Mr. Carroll in lieu of base salary are fully vested upon issuance and, therefore, are not included in this table.

OPTION EXERCISES AND STOCK VESTED

The following table represents stock options that have been exercised and restricted stock awards that have vested as of December 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steven van der Velden	-	$-	211,364	$309,550

Martin Zuurbier	-	$-	-	-

Mark Nije	-	$-	-	-

Patrick Carroll	-	$-	66,746	$97,753

Alex Vermeulen	-	$-	-	-

Director Compensation

The following table represents compensation paid in 2012 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johan Dejager	$-	$106,667	$-	$-	$-	$-	$106,667
Phil Hickman	$70,000	$93,333	$-	$-	$-	$-	$163,333
Jacques Kerrest	$28,839	$35,000	$-	$-	$-	$-	$63,839
Charles Levine	$50,833	$67,778	$-	$-	$-	$-	$118,611
Rijkman Groenink	$-	$140,000	$-	$-	$-	$-	$140,000

(1)	The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the directors in the fiscal year in lieu of cash fees, valued in accordance with ASC 718 for the fiscal year ended December 31, 2012. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for the 2012 calculations in this table are the share prices of the last trading day of each preceding quarter of the grant. The calculations do include exchange differences as the fees for 2012 were awarded in euro. Payment can be elected either in cash or in shares in lieu of director fees. When directors opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts however are shown at fair market value by using the share price of the preceding month closing price. In principle non-executive officer directors might earn up to approximately 33% more than the ‘agreed’ director fees when they have chosen for 100% compensation in shares.

(2)	The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the non-executive officer directors in 2012. We estimate the fair value of awards on the grant date using the Black-Scholes option pricing model. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in Note 18 to the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Note that the amounts reported in this column reflect the Company’s accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the non-executive officer directors from the award.

The basic compensation as director is $80,000, an additional $20,000 for being member of the committees, and $5,000 for being chairman of a committee. In 2012, the compensation to our non-executive officer directors was paid with a minimum of 50% in non-cash through the issuance of common stock. Compensation was paid per quarter in arrear, whereby the conversion of cash in shares was done at the average closing share price of the Company of the 10 days prior to the start of the quarter discounted by 25%. This is in line with our policy to stimulate as much as possible conversion in shares to improve our cash position. The shares for Johan Dejager and Yves van Sante were issued to QAT Investments and QAT II Investments, entities with which the Company has consulting agreements for the provision of service on our Board of Directors by Messrs. Dejager and van Sante. Yves van Sante resigned as a member of our Board of Directors on August 1, 2011, but continues to attend meetings of our Board of Directors as a board observer. The compensation due to QAT for his services remained at the same level as before.

Compensation Committee Interlocks and Insider Participation

Phil Hickman, Rijkman Groenink and Charles Levine served on the Compensation Committee for the fiscal year ended December 31, 2012. There are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors required to be reported under the rules and regulations of the Exchange Act. None of the Compensation Committee members were involved in any transactions requiring disclosure as a related party transaction under the rules of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management of the Company is not aware of a material interest, direct or indirect, of any director or officer of the Company, any other informed person of the Company, any proposed nominee for election as a director of the Company, or any associate or affiliate of any such person, in any transaction since the commencement of the Company’s most recently completed fiscal year or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, except as summarized below:

•	During 2012, the Company provided loans with an interest rate of 7% per annum to Elephant Security B.V., from the Netherlands, in the aggregate amount of $1,060,784. Elephant Security B.V. was a related party entity since it was majority owned and controlled by Q.A.T. Investments SA, an affiliate of the Company. Following the bankruptcy of Elephant Security on December 19, 2012, all related loans and the associated accrued interest income have been impaired in the income statement for the year ended December 31, 2012. These loans were unanimously approved by our independent directors.

•	During 2012, the Company provided loans with an interest rate of 7% per annum to Modale B.V. from the Netherlands (previously known as Elephant Security I B.V.), in the total amount of $146,496 with an accrued interest of $34,018. Modale B.V. was a joint venture where Elephant Talk Europe Holding B.V. (a 100% affiliate of the Company) and Elephant Security B.V. each held a 33% interest. On January 30, 2013 Modale B.V. was declared bankrupt. The total value of loans and the accrued interest have been fully expensed in the income statement for the year ended December 31, 2012. As consequence, the carrying value of the loans and accrued interest was $0 as of December 31, 2012. These loans were unanimously approved by our independent directors.

•	On October 16, 2012, Quercus Management Group (“QMG”), an affiliate of Q.A.T. Investments SA entered into a fundraising agreement with the Company. No commissions were paid to QMG in 2012. This agreement was unanimously approved by our independent directors.

•	During 2012, QMG received $37,806 for provided office space, back office support and certain automobile travel expenses.

•	During 2012, the Company issued 135,269 shares to Q.A.T. II Investments SA (“QAT II”) an entity affiliated with certain officers and directors of the Company as a result of the non-cash compensation (in lieu of cash) to these officers and directors. Although the transaction did not result in any cash proceeds, the transaction can be valued at $229,510 as the shares were issued in lieu of cash. In addition the Company also issued 135,269 shares to Q.A.T. Investments SA (“QAT”) another entity affiliated with certain officers and directors of the Company as a result of the non-cash compensation (in lieu of cash) to these officers and directors. Again, although the transaction did not result in any cash proceeds, the transaction can be valued at $229,510 as the shares were also issued in lieu of cash.

•	During 2012, Q.A.T. III Cooperatief U.A. (“QAT III”), an entity affiliated with certain officers and directors of the Company, was charged by the Company $7,710 for the occasional usage of the office in the Netherlands.

•	On June 3, 2013, we closed an affiliated registered direct offering with Steven van der Velden, our Chief Executive Officer and President for the purchase of 6,428,571 shares of common stock, at the purchase price of $0.70, and received warrants to initially purchase an aggregate of 2,892,587 shares of common stock with an exercise price of $ 0.887 per share (the “Affiliate Offering”). Mr. van der Velden cannot exercise the warrants until, among other things, the issuance of the warrants is approved by our stockholders. Mr. van der Velden’s participation in the Affiliate Offering was unanimously approved by our independent directors.

•	On May 24, 2013, we entered into a certain loan agreement with Johan Dejager, a member of our board of directors pursuant to which the Company borrowed a principal amount of € 1,000,000.00 (the “Principal Amount”) at an interest rate of 12% per annum (“Dejager Loan Agreement”) and issued a warrant (“Dejager Warrant”) to the director to purchase 1,253,194 restricted shares of the Company’s Common Stock exercisable at $1.03 per share for a term of 5 years, with a mandatory cash exercise after 12 months in the event the average closing bid price is $1.55 or higher for 10 consecutive trading days. Subsequently, on July 14, 2013, the Company entered into an amendment to terminate the Dejager Loan Agreement and cancel the Dejager Warrant. In exchange for termination of the Dejager Loan Agreement, we entered into a Stock Purchase Agreement, dated July 15, 2013 with Mr. Dejager pursuant to which we agreed to convert the Principal Amount of the loan into 1,840,631 restricted shares of the Company’s Common Stock. The conversion rate was calculated against the Euros (€) to U.S. Dollars ($) exchange rate as of July 12, 2013 and the closing of the Company’s stock on NYSE MKT on that date, which was $0.71 per share. This transaction was unanimously approved by our independent directors.

•	On August 17, 2013, the Company issued a Convertible Note for the amount to an accredited investor (the “Investor”), who is a Director of QAT Investment S.A., an entity affiliated with certain officers and directors of the Company, pursuant to which the Company borrowed a principal amount of €2,000,000 ($2,652,600) at an interest rate of 10% per annum (the “Convertible Note”). At any time after August 17, 2013, the Convertible Note is convertible, in whole or in part, at the option of the investor, into a number of shares of common stock, par value $0.00001, of the Company’s common stock equal to the quotient of the outstanding balance under the Convertible Note by $0.887. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note.

In conjunction with the issuance of the Convertible Note, on August 17, 2013, the Company issued a warrant (the “2013 Warrant”) to the Investor to purchase 1,000,000 shares of restricted common stock. The Warrant is exercisable at any time on or after February 17, 2013 at a price of $0.887 per share for a term of 5 years. In connection with the issuance of the Convertible Note and the 2013 Warrant, the Company also issued letters of extension (the “Extensions”) to certain investors holding warrants issued previously by the Company (the “Old Warrants”) to purchase shares of Common Stock of the Company. Pursuant to the Extensions, the expiration date of the Old Warrants has been extended for a period of two years from the original expiration date of the Old Warrants. The securities underlying the 2013 Warrant and the shares of common stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act of 1933, as amended, or any state securities laws. See also Note 13.

Quercus Management Group N.V. (“QMG”), an entity affiliated with certain officers and directors of the Company served as fundraising agent for the 10% convertible notes of 17 August 2013 and 28 August 2013 pursuant to which €6,000,000 ($7,957,800) was raised. QMG received a selling concession of 8%, or €480,000 ($636,624).

This transaction was unanimously approved by our independent directors.

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by our independent directors.

Independence Standards for Directors

Three of our current directors, Phil Hickman, Rijkman Groenink and Charles Levine, are not related to each other and are “independent” under Section 803 of the NYSE MKT rules. Each of Messrs. Hickman, Groenink and Levine serve on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The two other current directors are Steven van der Velden, and Johan Dejager, each of whom is not independent.

In addition, Messrs. Groenink, Hickman and Levine, qualify as “independent” under the standards established by the SEC for members of audit committees. The Board of Directors has determined that Mr. Hickman is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Hickman’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Hickman any duties, obligations or liability that are greater than those generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Our Board of Directors also determined that Mr. Hickman has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed by BDO USA, LLP (“BDO”), our independent registered accounting firm for the fiscal years ended December 31, 2012 and December 31, 2011. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described following the table.

	2011	2012
Audit and Audit-related Fees	$273,000	$433,804
Tax Fees	$0	$0
All Other Fees	$0	$12,892
Total Fees	$273,000	$446,696

Audit Fees and Audit-related Fees. These fees generally consist of professional services rendered for the audits of our consolidated financial statements and the effectiveness of our internal control over financial reporting and the review of our financial statements including on our Quarterly Reports on Form 10-Q for the 2012 and 2011 fiscal years. The audit-related fees generally consist of interim procedures related to the performance of our audit or review of our financial statements that are traditionally performed by the independent registered public accounting firm and attendance at Audit Committee meetings.

Tax Fees. There were no fees billed by BDO for professional services rendered for tax compliance for the years ended December 31, 2012 and 2011.

All other fees. These fees represent services not included under Audit and Audit-related fees, including the provision of certain consents or certain procedures related to the issuance of our registration statements on Form S-3, Form S-1 or Form S-8, as applicable.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by BDO in 2012 and 2011 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with BDO maintaining its independence.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

*	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 2, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: November 21, 2013	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director (Principal Executive Officer)	November 21, 2013
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer (Principal Financial and Accounting Officer)	November 21, 2013
Mark Nije

/s/ Johan Dejager	Director	November 21, 2013
Johan Dejager

/s/ Rijkman Groenink	Director	November 21, 2013
Rijkman Groenink

/s/ Phil Hickman	Director	November 21, 2013
Phil Hickman

/s/ Charles Levine	Director	November 21, 2013
Charles Levine

