Form 10-K/A
period 2012-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2014-02-18
CIK 1084384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment no. 3

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Table of Contents

EXPLANATORY NOTE	3

PART II	4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	4

SIGNATURES	5

EXPLANATORY NOTE

Elephant Talk Communications Corp. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 3 (the “Amendment No. 3”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which was originally filed on April 2, 2013 (the “Original Filing”), as amended by Amendment No. 1 filed on April 25, 2013 and by Amendment No. 2 filed on November 21, 2013. The Company is filing this Amendment No. 3 to amend Part II, Item 8 “Financial Statements and Supplementary Data” to include the corrected reports of its registered public accounting firm, BDO USA, LLP. This Amendment No. 3 does not affect any other parts of, or exhibits to, the Original Filing.

Except as expressly stated in this Amendment No. 3, this Amendment No. 3 continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 3 must be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including amendments to those filings, if any.

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Elephant Talk Communications Corp.

Schiphol, The Netherlands

We have audited Elephant Talk Communications Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated April 2, 2013 expressed an unqualified opinion thereon and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP

Los Angeles, CA

April 2, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Elephant Talk Communications Corp.

Schiphol, The Netherlands

We have audited the accompanying consolidated balance sheets of Elephant Talk Communications Corp. (the “Company”), as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $203.3 million and continues to generate negative cash flows. These factors, among others discussed in Note 2, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

April 2, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: February 18, 2014	By:	/s/ Steven van der Velden
	Name:	Steven van der Velden
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven van der Velden	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 18, 2014
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2014
Mark Nije

/s/ Johan Dejager	Director	February 18, 2014
Johan Dejager

/s/ Rijkman Groenink	Director	February 18, 2014
Rijkman Groenink