Form 10-K
period 2013-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2014-03-31
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

3600 NW 138 th St.,

Oklahoma City, OK 73134

USA

(Address of principal executive offices)(Zip Code)

+ 1 (405) 301-6774

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.00001 par value per share	NYSE MKT LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $59 million based on the closing sale price of the Company’s common stock on such date of U.S. $0.59 per share, as reported by the NYSE MKT LLC.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2014, there were 141,201,742 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2014 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III of this Form 10-K.

Elephant Talk Communications Corp.

Form 10-K

For the fiscal year ended December 31, 2013

TABLE OF CONTENTS

Note on Forward-Looking Statements

Explanatory  Note

FORWARD LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.   Our actual results may differ materially from those discussed herein, or implied by, these forward-looking statements.  Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Elephant Talk Communications Corp., believes that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control. Forward-looking statements included in this Report or our other filings with the SEC include, but are not necessarily limited to, those relating to:

•	risks and uncertainties associated with the integration of the assets and operations we have acquired and may acquire in the future;

•	our possible inability to raise or generate additional funds that will be necessary to continue and expand our operations;

•	our potential lack of revenue growth;

•	our potential inability to regain compliance with the listing standards of the NYSE MKT LLC (“the Exchange”);

•	our potential inability to continue as a going concern;

•	our potential inability to add new products and services that will be necessary to generate increased sales;

•	our potential lack of cash flows;

•	our potential loss of key personnel;

•	the availability of qualified personnel;

•	international, national regional and local economic political changes;

•	general economic and market conditions;

•	increases in operating expenses associated with the growth of our operations;

•	the possibility of telecommunications rate changes and technological changes;

•	the potential for increased competition; and

•	other unanticipated factors.

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

AVAILABLE INFORMATION

We maintain a corporate website with the address www.elephanttalk.com. We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission (the “SEC”). Such disclosures will be included on the website under the heading “News” and “Investors – Press Releases”. Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings and public conference calls and the webcasts.

We are not incorporating information contained in the website by reference into this Annual Report on Form 10-K. We make available, free of charge, through the website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the SEC.

Materials filed with the SEC can be read and copies made at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC also maintains a website, www.sec.gov containing the reports, proxy and other information filed with the SEC.

PART I

Item 1.  Business

Business overview

As a mobile Software Defined Network Architecture (Software DNA™) vendor Elephant Talk Communications Corp. and its subsidiaries (also referred to as “Elephant Talk”, “ET” and “the Company”) provide a one stop solution for a full suite of mobile, fixed and convergent telecommunications software services. We also provide layered security services for mission critical applications in the cloud, through our wholly owned subsidiary, ValidSoft UK Limited (“ValidSoft”).

Over the last decade, Elephant Talk has developed a comprehensive Mobile Enabling Platform, capable of hosting an integrated IT/BackOffice and Core Network for Mobile Network Operators (MNO’s) and Mobile Virtual Network Operators (MVNO’s), Enablers (MVNE’s) and Aggregators (MVNA’s) on a fully outsourced basis. Our mobile enabling platform is either made available as an on premise solution or as a fully hosted service in ‘the cloud’, depending on the individual needs of our MNO and MVNO/MVNE/MVNA partners. Our mobile security services supply telecommunications-based multi-factor mutual authentication, identity and transaction verification solutions for all electronic transaction channels. This integrated suite of security services provides mission critical applications in the cloud to customers in industries such as financial services, government benefits, and insurance, as well as electronic medical record providers and MNOs. Our company provides customers the means to effectively combat a variety of electronic fraud while at the same time protecting consumer privacy.

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

Execution and operational focus of ET business strategy

Management’s attention is fully dedicated to the scalability of our platform, excellence in our operations, and the build-out of our sales, marketing and service and support organization. Our geographical strategic focus is currently aimed primarily at Europe, the Middle East & Africa, and the Americas, usually with the support of local partners in each of those regions. Next to platforms servicing the Netherlands and Belgium, we intend to build out our existing MVNO outsourcing platforms in Spain and Saudi Arabia and the in early 2013 contracted MNO outsourcing platform in Mexico. The Mexican MNO platform will have an initial capacity to host 10 million subscribers and over time will have the dimensions to grow to a 20 million subscriber platform.

Electronic fraud within financial services amounts to a cost of more than $250 billion 1 in the US alone, and as such, our security services for mission critical applications in the cloud are of major interest to banks, credit card companies and the public sector. The growing importance and awareness of customer’s privacy and data protection is putting additional pressures on those industries to look for fully compliant solutions. In response to these challenges, ValidSoft is regarded as one of the few providers offering security applications of the highest standards in a highly competitive environment. ValidSoft has not only been rewarded with three European Privacy Seals by the European Privacy Seal System (“EuroPrise”) but has also been selected by major financial institutions to provide its mission critical applications.

Global developments in telecommunications industries

A number of relevant factors in the converging global telecommunications industries, along with the increasing adoption by consumers and businesses of mobile and wireless based applications, drive our investments and services. We believe the mobile phone and tablet will become the channel of choice for consumers and will ultimately be the (handheld) device chosen by consumers and businesses to best bring personalized, contextual and time-wise relevant services such as:

•	Mobile banking;

•	Telemedicine;

•	Location based services;

•	Use of near field communciations for cashless payments, couponing, cashless tickets, vending machine payments, grocery store payments;

•	Credit card applications;

•	Customer profiling and data mining to support one-on-one marketing;

•	Security and trust sensitive applications; the mobile phone as authenticator.

1 Sources: McAfee Inc and /Symantic Corp. 2012

MNO telecommunications markets

On a global scale there are currently more than 800 MNOs worldwide. Over the next couple of years we expect that as many new entrants will start offering mobile broadband services to their customers. As Elephant Talk’s Software Defined Architecture Network (“Software DNA™”) Platform is currently able to service up to 20 million customers, we are positioned to service almost all of the existing MNO’s, except the 20 to 30 largest mobile operations. Over time, with the capacity of the Software DNA™ platform being expanded and its functionality extended, we should be able to cover the requirements of the whole markets. As these MNO’s face issues regarding their legacy systems in a rapidly and deeply changing market, these MNOs will need to look for alternatives, typically in the form of an integrated solution like the one Elephant Talk has spent years building and offers. Currently, we service five MNOs in five different countries.

Due to the fast growing demand for data services and increasing competitive and regulatory pressure, along with an increasing cost base, and slipping Average Revenue Per User (“ARPU”) and margins.

MNO’s are faced with the challenge of rationalizing their cost base, and can do so by streamlining the way they conduct business within three main areas of operation:

•	RAN (Radio Access Network) and Core Network: As all vendors in this domain have access to the same patent pools, driven by the standardization of technologies, each vendor provides almost interchangeable products and services. Because of this, MNO’s can outsource this part of their operation to one or a combination of vendors relatively easily.

•	Sales, Marketing, Distribution and Channel Management: Most MNO’s are trying to rationalize this part of their business, mostly by recognizing the fact that one single brand usually cannot fit all specific market demand in all market segments. Therefore many MNO’s are launching second brands, co-branding with well established consumer brands, and are partnering with a variety of channel partners, or contracting with a whole range of third parties, for example MVNOs.

•	Service Control, Real-time Rating, Billing and IT/Back Office: The third major area of operations concerns all hardware and software that is required to effectively manage, deploy, support, bill and collect payment for any specific service, to both wholesale as well as to individual customers. In this domain there are few standards, and there are basically no overall patent pools to which vendors and suppliers have common access. Many suppliers, regional or even locally based, are offering their services in these domains, mostly aimed at a very specific and limited part of the overall required solution. Due to this fragmentation, most MNO’s currently have dozens of suppliers serving this domain. Due to the absence of coordination, the subsequent lack of overall design, and de-facto interfacing and processing standards, most MNO’s currently have 20 to 40 different operating and mediation platforms in their IT/Back Office. These platforms seldom communicate properly between each other which results in platforms operating in isolated silos. This undermines any management capability and service provisioning flexibility needed by MNO´s to address a changing market. In the meantime costs increase due to these complex structures and interdependencies. As each of these vendors and suppliers usually retains source code on their own solution (thereby preventing any competitor from controlling their software and equipment) it becomes virtually impossible for the MNO to fully outsource this whole area to a single vendor or supplier. Some MNO’s have tried to relieve their management and performance headaches by outsourcing management of the whole or parts of their IT/Back Office systems to large system integrators like IBM, Accenture, Cap Gemini or Atos Origin, displacing the issue and usually at a steep cost. Elephant Talk´s management believes that it can respond to this issue with its single platform solution, that encompasses the overall needs of an MNO in this domain. We believe we are well positioned to become a preferred outsourcing partner for a growing number of MNO’s that want to combine a flexible, integrated and low cost outsourced single platform solution that could result in higher service level standards as measured through relevant industry standards.

MNO’s will soon have to manage new upgrades in technology involving 10B handset and mobile broadband connections, next to the anticipated 50+B so called Internet of Things (Machine2Machine or M2M), providing a substantial addressable market for Elephant Talk. (Multiple sources: e.g. Gartner, Ovum and several MNOs).

MVNO telecommunications markets

By Informa2

Western Europe and North America, both expected to grow in terms of MVNO subscription numbers, are not expected to see a radical shift in terms of market structure. We expect that the global MVNO market will reach 270 million subscriptions by the end of 2018 with North America and Western Europe still accounting for the vast majority. These two regions will remain the largest MVNO markets in terms of the number of subscriptions and players and will also continue to top the ranks in terms of MVNO penetration.

By Ovum3

Ovum forecasts that MVNO connections will grow from 98.6 million in 2012 to 408,2 million in 2018 and will then account for 5% of all global mobile connections. Revenues are expected to be $ 42,3 billion in 2018. Over the next five years, new MVNO markets are expected to open up in South and Central America, Asia-Pacific, and in the Middle East. However, there are still regulatory and market challenges to overcome before these markets can offer an environment that can sustain MVNO activity. Ovum expects the bulk of MVNO connections and revenue growth from 2013–17 will come from established MVNO markets in Western Europe, Asia-Pacific, and North America.

Established MVNO markets

In Western Europe, the fastest-growing MVNO markets are Germany, France, Italy, Spain, and the Netherlands. Germany and the Netherlands have been the largest MVNO markets (in terms of the number of MVNO’s) for many years, and this is not expected to change over the foreseeable future, especially as both markets are regarded as good testing grounds for MVNO’s looking to trial new business models. Due to aggressive pricing from MNO’s to avoid losing market share, there is substantial pressure on these MVNO markets. In due course only larger, established MVNO’s and niche market participants may survive in the competitive market. This market development is the main reason why Elephant Talk is focused on the MNO outsourcing market.

Emerging markets warming to MVNO’s

While currently there are very few MVNO’s in emerging markets, more markets are expected to introduce MVNO’s in the future. MVNO’s are expected to move into markets in Brazil, Chile, Central America and other countries in Latin America, plus Turkey, the Middle East, India, Pakistan, and Vietnam in Asia-Pacific. Markets such as Africa and India present an attractive opportunity for MVNO’s, but there are still a number of obstacles impacting MVNO development in these markets including a lack of cooperation from MNO’s and a lack of regulation to facilitate new MVNO entrants. The Company expects the majority of new MVNO markets to be relatively small and have limited impact on global MVNO connections and revenues. In markets where changes in regulation may be imminent, market opportunities may increase.

MVNO revenues to remain steady

Global revenues are estimated to remain steady over the next five years through 2019. Currently, Western Europe and the U.S. account for over 84% of global MVNO revenues, and by 2015 we forecast that this figure will fall marginally to 80%. MVNO markets in South and Central America and the Middle East are expected to make up a greater share of global MVNO revenues over the forecast period. In 2009, South and Central America and the Middle East contributed approximately 1% to global MVNO revenues, and Ovum estimates  that this will increase to 6% by 2015.

2 Extract Global MVNO Forecast to 2018, © 2013 Informa Telecom & Media, Publication

3 Reference Code: Ovum 2013/18, Publication Date 17 December 2013

Global developments in electronic payments and credit card fraud

The solutions from ValidSoft are targeted to combat electronic fraud and false positives across card, internet and telephone channels. According to industry leaders such as Symantec Corp. and McAfee Inc., which both sell software to protect computers from hackers, theft of intellectual property costs American companies $250 billion a year. McAfee estimates that the global cost of cybercrime is $1 trillion per annum4. Utilizing the ValidSoft’s solutions and technology enables companies to tackle this endemic problem, reducing fraud, and operating costs while improving the customer experience.

ValidSoft entered into a strategic partnering agreement with FICO, the leading company providing analytics and decision making services, in late 2011, for the provision of its solutions relating to SIM Swap fraud protection, false positive prevention, and strong authentication. FICO has an enviable commercial relationship with the largest worldwide issuing banks, and opens up a target market of over 5,000 institutions worldwide. FICO has been pressing ahead with the integration of the ValidSoft solutions into its client base and has already deployed with a leading UK bank for the provision of the ValidSoft SIM Swap technology. ValidSoft was awarded its third European Privacy Seal from EuroPrise5 on October 30, 2012, for its technology in protecting and securing privacy data.

Technological execution of our strategy

Elephant Talk is believed to be the only managed services vendor that offers a fully integrated OSS/BSS/Core Software Defined Network Architecture platform, providing end-to-end solutions. As Gartner Analysts stated in 2012: “it will be the platforms, the middleware connecting and managing devices, users and applications throughout the cloud/networks, which will drive digital innovation for at least the next decade.”

As platform elements move away from specific hardware to software, we are well positioned as we own most of the required software: Elephant Talk can both deeply integrate such software and follow any future market price erosion as investments have already been mostly expensed. ValidSoft has a growing portfolio of intellectual property on the crossroads of turning raw cloud/network data and capabilities into real-time, contextual management decision info, uniquely supported by EuroPrise Privacy Seals. Again according to the same Gartner 2012 analysis: “cloud security is the ’mother’ of all mission critical applications, and will be the ultimate driver of cloud adoption.” With these network/cloud based in-house security capabilities, ET is expected to lead the next wave of platform USP’s: fully integrated (mobile) cloud management and security solutions.

Our focus on feasible business opportunities is leading us in the execution of our market-strategy. We have been building a full MNO outsourcing platform for the last six years and we have provided telecommunication managed services for a decade. In the last few years, we have worked with our partner/customer Vodafone to further enhance our platform..

We cover over a dozen high-tech hardware and an increasing number of software domains. We have both the capability and credibility to operate core network and core business IT on behalf of MNOs. This capability is the core of our business strategy today. We perceive a genuine acceptability for MNOs as an integrated service provider, illustrated by the fact that the ET Outsourcing Model for our software services has been validated by MNO’s like Vodafone.

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

4 Sources: McAfee Inc and /Symantic Corp. 2012

5 EuroPriSe is an initiative led by the Unabhaengiges Landeszentrum fuer Datenschutz (“ULD”, Independent Centre for Privacy Protection), Germany. EuroPriSe was funded with 1.3 million Euro by the European Commission's eTEN program. The EuroPriSe project consortium led by ULD included partners from eight European countries: the data protection authorities from Madrid (Agencia deProteccion de Datos de la Communidad de Madrid, APDCM), and France (Commission Nationale de l'Informatique et de Libertés, CNIL), the Austrian Academy of Science, London Metropolitan University from the UK, Borking Consultancy from the Netherlands, Ernst and Young AB from Sweden, TUeV Informationstechnik GmbH from Germany, and VaF s.r.o. from Slovakia. http://www.european-privacy-seal.eu/

Our ownership of the source code of most of the key software elements is a must for the extreme flexibility needed and to stay pricing-wise competitive. Elephant Talk owns key components such as service control/Intelligent Network, Rating and Charging of usage and events, data model, provisioning and CRM/Back-Office as well as most Middleware and protocols stacks. Source code access is an absolute requirement to facilitate a deeply embedded, single platform. Elephant Talk uses its own Research and Development department to develop and maintain the different components of the overall solution (IN, Rating, Back-Office, API/CRM/Provisioning, Protocols, Voice Mail & IVR, etc.).

Previously, we have stated that our security services for mission critical applications in the cloud are of major interest to banks, credit card companies, governments and the public sector as a whole. The growing importance and awareness of safeguarding customer’s privacy and data protection is putting additional pressures on those industries to look for fully compliant solutions. ValidSoft provides strong authentication and transaction verification capabilities, which allow organizations to quickly implement solutions that protect against the latest forms of credit and debit card fraud, on-line transaction and identity theft. ValidSoft’s advanced proprietary software combined with what we believe is a superior telecommunication platform creates a leading electronic fraud prevention total solution.

In that market context, we have developed a portfolio of security services on a thorough foundation of Intellectual Property (patents pending, core patent granted) and very specific operating models required to obtain and maintain Privacy Seals. Moreover, we have our own technology capable of delivering five factor authentication solutions. We are regarded as industry thought leaders in countering electronic fraud and a trusted partner to leading global regulatory authorities. The ValidSoft Security Models are thoroughly reviewed by Royal Holloway University of London.

Market entry strategy US Cloud Security Services

Currently, we are active primarily in Europe. The US market offers ValidSoft a substantial opportunity for deployment of its solutions as well. The US is, at this moment, the largest market in the world, and also the largest non-EMV compliant country in the world. The EMV (Europay, MasterCard, Visa) initiative is an electronic authentication system for credit card present transactions. The US has not deployed EMV yet, although it is slated for deployment in 2015. Many questions remain concerning deployment of EMV in the US, not least the cost involved and the implications of EMV on the current payments infrastructure. In countries that have implemented the EMV initiative there has been a decrease in credit card present fraud, but credit card not present, or internet fraud, has risen significantly. We believe the increase in internet fraud provides us with opportunities to deploy ValidSoft solutions and consequently the US remains a strategic target.

Our people and innovation practice

Learning from experience and substantial investment we have now a thorough understanding of the mobile/cloud ecosystem, and all of its specific software requirements. Our highly skilled people, have a deep knowledge of the security challenges of any mission critical event in the cloud. Within our company there is a fundamental understanding of securing the cloud by creating and providing real-time and contextual information from a variety of sources, also from within the cloud, into a single data point. By a mix of highly-educated, carefully hired staff with a variety of backgrounds and nationalities, we have successfully managed to have a thorough understanding of what it takes to service MVNOs and institutions by offering mission critical services in the cloud in real-time. These capabilities have integrated these elements into a flexible, high performance, user-friendly, and powerful management & security platform available on a managed services basis.

Intellectual Property, Products, Research and Development

Since the acquisition of ValidSoft by Elephant Talk in 2010, we have submitted new patent applications for ValidSoft technologies in Brazil, China, Hong Kong, Russia, the EU and US jurisdictions. In addition, we have successfully extended the patent for VALid® in the United Kingdom, which will be effective until 2023.

In November 2013, ValidSoft was granted an UK patent (GB2494920) with a duration of 20 years for its Dual-Wireless Network (Dual SSID) Authentication System. The Dual SSID (Service Set Identifier) Authentication System authenticates a user or mobile device accessing a visible wireless network, which issues credentials to access a second, highly secure, invisible wireless network. The invention is wide in scope and is suited to the growing usage of mobile phones and personal computers in wireless environments where mobility, security and privacy are essential.

In November 2013, FICO, a leading predictive analytics and decision management software company, announced the availability of a new proximity correlation service for credit and debit card issuers which is aimed at improving the safety of payment card transactions. The new FICO service, which is already deployed by a United Kingdom bank, was developed in partnership with ValidSoft.

In 2013, ValidSoft filed three new patent applications for VALid-ZLC, VALid-BMD and a bitmap-based Man-in-the-Browser detection solution.

As with our other existing patent applications, pursuant to the Patent Co-operation Treaty, ValidSoft will seek patent coverage in major relevant territories such as the EU, US, China, Russia and Brazil. ValidSoft has a number of additional inventions in the fields of fraud-prevention, biometrics and cryptography that it expects to submit patent applications during2014.

ValidSoft and Elephant Talk have also registered a number of trademarks in the EU and US. ValidSoft has registered trademarks for ValidSoft®, VALid®, VALid-SSD® and SMART®. Elephant Talk has registered trademarks for Elephant Talk® and ET Software DNA®. We own all the proprietary copyright-protected source code used in its solutions, and its library has grown significantly in the last three years. Trademarks do not have expiration/duration, however, in certain jurisdictions (i.e. US), the registered trademarks must be renewed every ten years, for another ten years.

European Privacy Seal

One of the most significant barriers to market-entry in authentication and security solutions, particularly those using biometric and location-based data, is privacy and data protection. We have turned this threat into an opportunity and strength by investing in the EuroPriSe system. EuroPriSe is a voluntary audit and, if successful, certification of a technology solution, which tests the solution against the strictest possible European data protection standards. The EuroPriSe audit and certification is carried out by world-leading experts in technology and data protection (for example, experts from Ernst &Young). ValidSoft now has three European Privacy Seals awarded for location-based VALid-POS, biometric-based VALid-4F and VALid-SSD (SIM-swap detection).

Competition

Competition for MNO carrier grade outsourcing solutions:

We face competition for MNO carrier grade outsourcing solutions from traditional in-house solutions, supported by System Integrators and a wide variety of consultants. We face competition from other vendors who provide fully outsourced services like Ericsson, Huawei, IBM, Accenture, Alcatel Lucent and NSN, partially outsourced vendors, such as Atos Origin, Cap Gemini, specific functional vendors like Amdocs, Oracle, Syniverse, Telcordia and Comverse, as well as hundreds of smaller local software development and support organizations.

Competition for MVNO outsourcing solutions:

We face competition from MVNOs outsourcing solutions from very fragmented, often smaller, local organizations that act as systems integrator, usually focused on partial solutions: billing, rating; customer care and provisioning. Some larger, multi-country organizations are: Teleena (Netherlands, Poland, UK), Effortel (Belgium, Italy, Poland, Taiwan), Aspider (Netherlands, Ireland, Malta), Transatel (France, Switzerland, Luxembourg, Belgium, Netherlands) and Telogic (Denmark, Poland, Italy). Offering only partially integrated third party solutions, none of these organizations can provide the resilient, full core geo redundant platforms that Elephant Talk has developed in-house over the last decade.

Security Solutions (ValidSoft)

The financial services sector is highly fragmented, and subject to many different local regulations. Many different anti-fraud solutions are used today, typically including tokens, certificates, Out Of Band transmission confirmation and Biometrics. The tokens and certificates are compromised by “Man in the Middle” and “Man in the Browser” malware, while the “Out Of Band” transaction confirmation is compromised by SIM Swap and “Call Forwarding Fraud”.

As a result of this, and the growing cost of electronic fraud, financial services companies are looking beyond traditional providers such as RSA and are seeking new, innovative and secure solutions, such as those provided by ValidSoft. There is also a move away from relying solely on historical data and a move towards real-time processing of contextual awareness for the provision of in-transaction decision information.

Because the financial services industry is demanding global, comprehensive solutions, that contribute to combatting electronic fraud and, at the same time, safeguard the privacy of clients, property patents and EuroPrise Privacy Seals play an increasingly important role in the provision of such solutions.

In addition, ValidSoft has developed its own Voice Biometric engine, which may be used across any and all markets in order to protect access to valuable assets, be they digital, financial or emotional, restricting access to authenticated individuals only.

Sustainability of competitive advantages

Management believes that we have developed an overall understanding of the cloud´s access and transactions security concepts within the scope of a mobile services delivery platform (i.e. existing code and IP) that positions Elephant Talk and ValidSoft competitively towards imminent and future developments that will keep pace with industry requirements. As the industry requirements go beyond current defined standards, each vendor will need to develop, buy (or source code license) the whole range of different software elements, and then integrate, test and fine-tune these components in a real world, massive deployment at a major MNO. Our management believes that Elephant Talk has accrued valuable experience in this respect and is has a head-start against its competitors.

We may need to accelerate the roll-out of our Software DNA™ Mobile Platform and Cloud Security Technology to meet current market demand. Mobile and Cloud Management Platforms may become more commoditized over the next five to ten years. Integrating the variety of ValidSoft cloud based security layers into our Software DNA™ Platform will create another window of sustainable competitive advantages. The more we can offer a comprehensive one stop shop solution for providing managed services and the required, layered security for mission critical applications in the cloud, the more sustainable our advantages will be against multiple point-solutions and the additional integration and operations complexity they represent. As depth and breadth of solutions are important in addressing the one stop shop needs of our customers, a whole range of services should be kept under one roof. Elephant Talk may need to further invest in such services in the future, either with additional in-house development or through smaller acquisitions.

Corporate History

Elephant Talk Communications, Inc., a California corporation (“Elephant Talk Inc.”) was formed in 2001 as a result of a merger between Staruni Corporation (USA, 1962) and Elephant Talk Limited (Hong Kong, 1994) (“ETL”). Staruni Corporation, formerly named Altius Corporation, Inc., until 1997, was a web developer and internet service provider from 1997, following its acquisition of Starnet Universe Internet Inc. ETL began operating in 1994 as an international long distance services provider, specializing in international call termination in China. In 2006, Elephant Talk decided to abandon its strategy of focusing on international calls into China.

In 2000, securities of Staruni Corporation commenced trading on the OTC Bulletin Board under the symbol “SRUN”, later replaced by “ETLK” following the merger with ETL, and then the symbol changed to “ETAK” contemporaneously with a 2008 stock-split.

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

In March 2010, Elephant Talk Inc. acquired ValidSoft.

In December 2011, we upgraded from our OTCBB listing to the NYSE MKT LLC (the “Exchange”).

In September, 2011, Elephant Talk Inc. merged into Elephant Talk Communications Corp., a Delaware corporation (the "Reincorporation"). The Reincorporation was approved by the stockholders at the annual shareholder meeting on September 14, 2011. As a result of the Reincorporation, the Company became a Delaware corporation. Elephant Talk Communications, Inc. ceased its corporate existence and Elephant Talk Communications Corp. became the surviving corporation and continued to operate the business of the Company as it existed prior to the Reincorporation.

In April 2013, the Company acquired most of the assets of Telnicity, a U.S. MVNE/MVNO enabler company headquartered in Oklahoma City, Oklahoma, and formed Elephant Talk North America Corp. The Telnicity acquisition provides the Company with an in-market experienced management team with existing relationships with certain major U.S. mobile telecommunications companies.

Government Regulation

We operate in a heavily regulated industry. As a multinational telecommunications company and provider of services to carriers and operators, we are directly and indirectly subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we opearte. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Certain European, foreign, federal, and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which the Company offers and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, our revenue and our cash flow.

Employees

As of December 31, 2013, we employed 195 people and retained on a long term basis, the services of 48 independent contractors. We consider relations with our employees and independent contractors to be good. Each of our current employees and independent contractors has entered into confidentiality and non-competition agreements with us. There are no collective bargaining contracts covering any of our employees.

Item 1A.  Risk Factors

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all of your investment.

We have received notices of non-compliance from the Exchange related to the Company’s liquidity and financial impairment.

On May 17, 2013 we received notice from the Exchange indicating that we did not satisfy the continued listing standards of the Exchange set forth in Section 1003(a)(iv) of the Company Guide of the Exchange (the “Company Guide”) in that we have sustained losses which are so substantial in relation to our overall operations, or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature. We were afforded an opportunity to submit our initial plan of compliance (the “Plan”) to the Exchange, and on May 31, 2013, we presented our Plan to the Exchange. On June 13, 2013, the Exchange accepted the Plan and granted us an extension until August 31, 2013 and the Exchange has granted subsequent extensions to November 30, 2013, January 31, 2014 and April 30, 2014 (the “Plan Period”).

During the Plan Period, we will be subject to periodic review by the staff of the Exchange. Failure by us to demonstrate progress consistent with the Plan during the Plan Period or to regain compliance by the end of the Plan Period could result in the Exchange initiating delisting proceedings.

While the Exchange’s notification of non-compliance with Section 1003(a)(iv) has had no current effect on the listing of our shares, failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the Plan Period could result in our shares being delisted from the Exchange. If our Common Stock, par value $0.0001 (the “Common Stock”) is delisted from the Exchange and transferred to the over-the-counter market, the spreads between the bid and ask prices for our Common Stock may increase and the execution time for orders may be longer. The delisting of our Common Stock from the Exchange may result in decreased liquidity by making the trading of our Common Stock less efficient.

We have received notices of non-compliance from the Exchange related to the current composition of the Company’s board of directors and Audit Committee.

On December 20, 2013, we received a notice from the Exchange indicating that we no longer satisfied the continued listing standards of the Exchange set forth in Sections 802(a) and 803(B)(2)(a) of the Company Guide. These rules require that a majority of our board of directors (the “Board”) consist of independent directors, and that the Audit Committee of the Board be comprised of at least three independent members. We received the notice in connection with the resignation of Charles Levine from the Board on December 18, 2013, and non-reelection of Phil Hickman to the Board at our annual meeting of stockholders on December 18, 2013. As a result, a majority of the directors on the Board are not independent as required under Section 802(a) of the Company Guide and our Audit Committee is no longer comprised of three independent members as required under Section 803(B)(2)(a) of the Company Guide.

Pursuant to Sections 802(b) and 803(B)(6)(b) of the Company Guide, we will have until the earlier of our next annual meeting of stockholders or December 18, 2014 (such earlier date, the “Compliance Date”) to become compliant with those provisions. However, if were to hold our next annual meeting of stockholders before June 16, 2014, then the Compliance Date would instead be June 16, 2014. As from April 1, 2014 the Company appointed two new independent directors filling vacancies created following the 2013 annual meeting of stockholders in December 2013. As part of their appointment, the new directors, Mr. Stevens and Mr. Leland will join Mr. Rijkman Groenink as members of the Board’s Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

While the Exchange’s notification of non-compliance with Section 802(a) and 803(B)(2)(a) has had no current effect on the listing of our shares, failure to regain compliance by the Compliance Date could result in our shares being delisted from the Exchange. If our Common Stock is delisted from the Exchange and transferred to the over-the-counter market, the spreads between the bid and ask prices for our Common Stock may increase and the execution time for orders may be longer. The delisting of our Common Stock from the Exchange may result in decreased liquidity by making the trading of our Common Stock less efficient. Furthermore, the lack of independence and independent controls over our corporate affairs may result in potential or actual conflicts of interest between our officers, directors and our stockholders, and these conflicts of interests may benefit the interests of our officers and directors over that of our minority stockholders.

The Company has identified material weaknesses in internal control over financial reporting

The Company received an adverse opinion on the effectiveness of its internal control over financial reporting as of December 31, 2013 because of material weaknesses identified in management’s assessment of the effectiveness of such internal control resulting from accounting for complex transactions associated with business combinations, complex financial instruments and income taxes. In addition to this, as of year-end, the Company’s board of directors did not have an adequate number of independent board members in order to have effective oversight of the Company’s control system.

These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause the Company future delays in its reporting obligations and could have a negative effect on the Company and the trading price of the Company’s common stock. See “Item 9A. Controls and Procedures,” for more information on the status of the Company’s internal control over financial reporting as well as Subsequent events (Note 33) on recent developments on the composition of the board of directors.

The substantial and continuing losses, and significant operating expenses incurred in the past few years, may require us to change our business plan or even may cause us to be unable to pursue all of our operational objectives if sufficient financing and/or additional cash from revenues is not realized. This raises doubt as to our ability to continue as a going concern.

We have incurred net losses of $22,131,615 and $23,131,936 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, we had an accumulated deficit of $225,391,923 and $203,260,307, respectively.

Our losses are the result of our continued investment in engineering, software development and build-up of integration skills and intellectual property of our mobile platform and our fraud prevention solutions as well as increase in international market development efforts. In 2013 these investments saw the continued growth whereby the revenue contribution (revenues minus cost of service) in 2013 increased by 87% in comparison with the previous year and our adjusted ebitda (a non-gaap measure) improved from a negative $9.5 million in 2012 to a negative $2.3 million in 2013. This was due to an increased customer base and growth of existing customers. However, this has not yet resulted in positive cash flow large enough to fund our capital expenditures for the longer term and accordingly, management continues to consider financing and capital leasing options on an on-going basis.

Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders. If we are unable to secure additional financing, as circumstances require, or do not succeed in meeting our sales objectives we may be required to change, significantly reduce our operations or ultimately may not be able to continue operations As a result of our historical net losses and cash flow deficits, and net capital deficiency, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The current economic climate, especially in Europe, may have an adverse effect in the markets in which we operate.

Much of our business is consumer driven, and to the extent there is a decline in consumer spending, we could experience a reduction in the demand for our services and a decrease in our revenues, net income and an increase in bad debts arising from non-payment of our trade receivables. The potential adverse effects of an economic downturn include:

•	reduced demand for services, resulting in increased price competition or deferrals of purchases, with lower revenues not fully compensated through reduced costs;

•	risk of financial difficulties or failures among our suppliers;

•	increased demand for customer finance, difficulties in collection of accounts receivable and increased risk of counterparty failures;

•	risk of impairment losses related to our intangible assets as a result of lower forecasted sales of certain products; and

•	increased difficulties in forecasting sales and financial results as well as increased volatility in our reported results;

•	end user demand could also be adversely affected by reduced consumer spending on technology, changed operator pricing, security breaches and trust issues.

Uncertainties and risks associated with international markets could adversely impact our international operations.

We have significant international operations in Europe and to a lesser extent in the US, Middle East and the Far East. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate, obtain access to local transmission facilities on economically acceptable terms, or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks.

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

We may not be able to develop and successfully market our Software DNA™ platform and security services as planned.

Elephant Talk operates in an exceptionally competitive environment where there is continuous innovation and new development. We are required to be a top performer in over a dozen highly specialized domains to effectively compete with our competitors. Ongoing investments are required to stay ahead of the curve. The sales process for our Software DNA™ platform and the deployment process may be complicated and very slow. We are highly dependent on convincing MNO’s and MVNO’s to believe that outsourcing their requirements to us is the best way to go. We are exposed to business risks associated with turnkey projects and the scalability of our service and support organization. Although our policy is to avoid or minimize risks, it cannot be ruled out that in certain cases events occur that may seriously impact us and our performance.

ValidSoft’s operation is dependent on mobile operators for network data access. Home-routing is sometimes preventing us from capitalizing on our capability. It tends to be a slow process to enter into definitive contracts with mobile operators. In addition, it is difficult to obtain network data access which is slowing our ability to timely address current market opportunities. The current market perception about safeguarding privacy remains challenging. Both the regulatory regime and consumer awareness of privacy protection are developing very slowly.

Implementation and development of our Software DNA™ platform and mobile security businesses both depend on our ability to obtain adequate funding.

Both our Software DNA™ platform and ValidSoft’s mobile security services require ongoing funding to continue the current development and operations and to fund possible future acquisitions. Failure to obtain adequate financing will substantially delay our development, slow down current operations, result in loss of customers and adversely impact our results of operations.

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

We strive to broaden our solutions offerings as well as to increase the volume of voice and data that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. Strategic acquisitions in desired markets are an important part of our growth strategy for both our Software DNA™ platform and our mobile security business. We may pursue additional acquisitions in the future to further strengthen our strategic objectives. Acquisitions of businesses and customer lists involve operational risks, including the possibility that an acquisition may not ultimately provide the benefits originally anticipated by management. Moreover, we may not be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating technologies and solutions, in migrating customer bases and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Therefore, successful integration may not occur in light of these factors.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycle and strategic mobile partnership cycles with MNO’s. Both our telecommunications traffic services as well as our communications information systems, outsourced solutions and value added (communication) services, including our ValidSoft security solutions are relatively complex and their purchase generally involves a significant commitment of mostly human capital, with attendant delays frequently associated with the allocation of substantial human resources and procurement procedures within an organization. The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer’s and MNO’s organization as well as financial institutions. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales and strategic mobile partnership cycle could reduce growth in our revenue in the future. In addition, the lengthening of our sales and strategic mobile partnership cycle contributes to an increased cost of sales, thereby reducing our profitability.

Because most of our business is conducted outside the US, fluctuations in foreign currency exchange rates versus the US Dollar could adversely affect our (reported) results of operations.

Currently all of our net revenue, expenses and capital expenditures are derived and incurred from sales and operations outside the US, whereas the reporting currency for our consolidated financial statements is the US Dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country, where the Euro is the predominant currency. Considering the fact that most income and expenses are not subject to relevant exchange rate differences, it is only at a reporting level that the translation needs to be made to the reporting unit of USD. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the US, and changes in exchange rates have had and may continue to have a significant, and potentially distorting effect (either negative or positive) on the reported results of operations, not necessarily being the result of operations in real terms. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/Euro (EUR”), USD/Swiss Frank, USD/Hong Kong Dollar, USD/Chinese Yuan, USD/British pound, USD/Bahraini Dinar, and USD/Mexican peso.

We historically have not engaged in hedging transactions since we primarily operate in same currency countries, currently being the EUR. However, the operations of affiliates and subsidiaries in non-US countries have been funded with investments and other advances denominated in foreign currencies and more recently in USD. Historically, such investments and advances have been long-term in nature, and we have accounted for any adjustments resulting from currency translation as a charge or credit to accumulate other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. Although we have not engaged in hedging so far, we continue to assess on a regular basis the possible need for hedging.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

Our services related to communications software and information systems, outsourced solutions and value added communication services, including our fraud prevention and resolution products are highly competitive and fragmented, and we expect competition to continue to increase. We compete with telecom solution providers, independent software and service providers and the in-house IT and network departments of communications companies as well as firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, land-line and mobile services, cable, satellite and service bureaus) and companies that offer software systems in combination with the sale of network equipment. Also, in this more fragmented market, larger players exist with associated advantages described earlier which we need to compete against.

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

Our positioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this position effectively, we must continue to implement and improve our operational and financial systems and controls, invest in development & engineering, critical systems and network infrastructure to maintain or improve our service quality levels, purchase and utilize other systems and solutions, and train and manage our employee base. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, sales and marketing and administrative resources.

For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

We could suffer adverse tax and other financial consequences if US or foreign taxing authorities do not agree with our interpretation of applicable tax laws.

Our corporate structure is based, in part, on assumptions about the various tax laws, including withholding tax, and other relevant laws of applicable non-US jurisdictions. Foreign taxing authorities may not agree with our interpretations or reach different conclusions. Our interpretations are not binding on any taxing authority and, if these foreign jurisdictions were to change or to modify the relevant laws, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our corporate structure materially impaired.

We must attract and retain skilled personnel. If we are unable to hire and retain technical, technical sales and operational employees, our business could be harmed.

Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We need software development specialists with in-depth knowledge of a blend of IT and telecommunications or with a blend of security and telecom. We intend to hire additional necessary employees, including software engineers, communication engineers, project managers, sales consultants, employees and operational employees, on a permanent basis. The competition for qualified technical sales, technical, and managerial personnel in the communications and software industry is intense in the markets where we operate, and we may not be able to hire and retain sufficient qualified personnel. In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations. Volatility in the stock market and other factors could diminish our use, and the value, of our equity awards as incentives to employees, putting us at a competitive disadvantage or forcing us to use more cash compensation.

If we are not able to use and protect our intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property internationally. We rely on a combination of patents, trade secrets, trademarks and licenses to protect our intellectual property. There is limited protection under patent law to protect the source codes we developed or acquired on our Software DNA™ Platform. The copyright and know-how protection may not be sufficient. Our pending patent application in ValidSoft’s technology may be challenged. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. The technology licensed by us may not continue to provide competitive features and functionality. Licenses for technology currently used by us or other technology that we may seek to license in the future may not be available to us on commercially reasonable terms or at all.

We are dependent on two significant customers for our businesses and the loss of one of these customers could have an adverse effect on our business, results of operations and financial condition.

For the year ended December 31, 2013, we had two significant customers which accounted for 48% and 15%, respectively, of our revenue. Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods. The loss, or reduction in services to, these significant customers or other discontinuation of their relationship with us for any reason, or if either of these significant customers reduces or postpones purchases that we expect to receive, it could have an adverse impact on our business, results of operations and financial condition.

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

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as mobile, broadband, DSL, Internet, VOIP, and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional land-line services, such as mobile, broadband, Internet and VOIP services, have shown a competitive threat to our legacy land-line traffic business. If we do not continue to invest and exploit our contemplated plan of development of our communications information systems, outsourced solutions and value added communication services to meet changing market conditions, or if we do not have adequate resources, we may not be able to compete effectively in providing technology solutions to our customers. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services into our technology platforms that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

Our board of directors has authority, without action or vote of our stockholders, to issue all or a part of our authorized but unissued shares of Common Stock. Any such stock issuance could be made at a price that reflects a discount or a premium to the then-current trading price of our Common Stock. In addition, in order to raise future capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our Common Stock. These issuances, if any, would dilute your percentage ownership interest in the company, thereby having the effect of reducing your influence on matters on which stockholders vote. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our Common Stock. As a result, any such issuances or exercises would dilute your interest in the company and the per share book value of the Common Stock that you owned, either of which could negatively affect the trading price of our Common Stock and the value of your investment.

Our board of directors has the power to designate a series of Preferred Stock without shareholder approval that could contain conversion or voting rights that adversely affect the holders of our Common Stock. .

Our Certificate of Incorporation authorize the issuance of capital stock including 50,000,000 undesignated preferred shares (the “Preferred Stock”), and empower our board of directors to prescribe by resolution and without stockholder approval, subject to the rules of the Exchange, a class or series of such preferred shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series thereof. The creation and issuance of any such preferred shares could dilute your voting and ownership interest our company, the value of your investment, the trading price of our Common Stock and any cash (or other form of consideration) that you would otherwise receive upon the liquidation of the Company.

If we issue additional shares of Common Stock in connection with subsequent financings, this could have a dilutive effect on your voting rights.

We are authorized to issue 300,000,000 shares of capital stock, including 250,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, of which 140,466,801 shares of Common Stock and no shares of Preferred Stock were issued and outstanding as of December 31, 2013.

Should we decide to finance the Company through the issuance of additional Common Stock, convertible debt or Preferred Stock, this may have a dilutive effect on your voting rights, the value of your investment and the trading price of the Common Stock. If we issue more than 20% of our outstanding Common Stock in any equity-based financing, we are required to call a special meeting of our stockholders to authorize the issuance of such additional shares before undertaking the issuance. As a result, we cannot assure you that our stockholders would authorize such issuance and we could be required to seek necessary capital in an alternative manner, which may not be available on commercially reasonable terms, if at all. If we are unable to adequately fund ourselves, through our operations or equity/debt financing, this would have a material adverse effect on our ability to continue as a going concern.

As a “thinly-traded” stock, large sales can place downward pressure on our stock price.

Our stock experiences periods when it could be considered “thinly traded”. Financing transactions resulting in a large number of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place further downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

Shares eligible for future sale may adversely affect the market for our Common Stock.

As of December 31, 2013 there are 34,272,503 options, 37,247,889 warrants and convertible notes to purchase 9,635,838 shares of our Common Stock outstanding. All of the shares issuable from exercise have been registered and are freely traded. Options are exercisable at exercise prices between $0.60 and $3.39, warrants are exercisable at exercise prices between $0.887 and $2.21 and the convertible notes are convertible at the price of $0.887. If and when these securities are exercised into shares of our Common Stock, the number of our shares of Common Stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our Common Stock and the market price of our Common Stock.

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholders (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided that we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Because our executive officers, directors, their affiliates and certain principal stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

As of December 31, 2013 Steven van der Velden, Johan Dejager, Rijkman Groenink, Martin Zuurbier, Mark Nije, and Alex Vermeulen, and certain other of our directors and executive officers, their affiliates, beneficially owned or controlled approximately 35.1% of our outstanding Common Stock. In particular, as of December 31, 2013, Rising Water Capital AG, an entity affiliated with the certain of the aforementioned individuals, beneficially owned 18.6% of our Common Stock and QAT II Investments SA, another entity affiliated with certain of our officers and directors, beneficially owned 3.6% of our outstanding stock and hold 5,095,654 warrants that upon satisfaction of various conditions can be converted into Common Stock. QAT Investments SA (“QAT”), another entity affiliated with certain of our officers and directors, is the owner of 51.3% of Rising Water Capital AG. If those stockholders act together, they will have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our Common Stock. These stockholders may make decisions that are adverse to your interests

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with our Common Stock and do not intend to pay any dividends to Common Stockholders for the foreseeable future.

Item 1 B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our offices in The Netherlands are located at Schiphol Boulevard 249, 1118 BH Schiphol. The office monthly rental is $16,066, and the lease runs until June 2015. In addition the Company rents office space at Wattstraat 52, 1171 TR, Sassenheim, The Netherlands for a monthly rental of $1,898.

Elephant Talk Communications S.L.U. is currently renting office space at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain, at a monthly rent of $7,694. In Guangzhou, China, we rent office space for a monthly rental of $9,590.

Elephant Talk North America Corp. entered on October 1, 2013 into an operational lease agreement in Oklahoma City, Oklahoma, to rent office space. The leasing agreement has a duration of one year, and it has renewal options for another 1 year term. The monthly rental amounts to $1,050 per month.

ValidSoft Limited Ireland terminated its lease obligations in Tullamore, Ireland, and consequently does not lease office space in Ireland as of January 1, 2013. ValidSoft U.K.Limited rents office space at 9 Devonshire Square, London, United Kingdom on a renewable 12 month rent for a monthly rental of $17,358.

We also rent space for our telecom switches, servers and IT platforms at data centers (“co-locations”) at an aggregate monthly rent of $41, 136. The various co-location spaces include: Amsterdam, Madrid, Barcelona, Milan, Zurich, London, Vienna, Manama, Brussels and other locations where our telecommunications equipment is located.

We believe the facilities currently under rent are adequate for our present activities and that additional facilities are available on competitive market terms to provide for such future expansion of our operations as may be warranted.

Item 3.   Legal Proceedings

Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

As previously described in our 2004 Annual Report on Form 10-K, we entered into a purchase agreement with New Times Navigation Limited (“NTNL”), which we and NTNL mutually agreed to terminate. Upon the termination, we returned the received shares of NTVL to the concerned shareholders and received back 90,100 shares of our common stock out of the 204,000 issued by us for the purchase. In addition, we issued 37 unsecured convertible promissory notes for a total amount of $3,600,000. On our request 21 notes were returned with a total value of $2,040,000.

On April 28, 2006 we instituted proceedings to seek relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return the remaining 113,900 shares of common stock (valued at $381,565) and return the remaining 16 unsecured convertible promissory notes, representing a total amount of $1,740,000, and rescind the purchase agreement underlying the 2004 Purchase Transaction. The case is currently pending.

Other.

We are involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

As of December 5, 2011, our Common Stock is listed for quotation on the Exchange under the symbol “ETAK.”  The following table sets forth the high and low closing prices per share for each quarterly period from January 1, 2012 through December 31, 2013 as quoted on the Exchange and published by www.nasdaq.com. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2013	$1.40	$0.53
September 30, 2013	$0.90	$0.55
June 30, 2013	$1.23	$0.58
March 31, 2013	$1.68	$0.92
December 31, 2012	$1.57	$0.77
September 30, 2012	$1.89	$0.95
June 30, 2012	$2.40	$1.41
March 31, 2012	$3.15	$2.00

As of December 31, 2013, we had approximately 4,139 record holders of our Common Stock.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our Common Stock other than those generally imposed by applicable state law.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2006 Plan (1): 0 2008 Plan (2): 34,272,503	2006 Plan: n/a 2008 Plan: $1.47	2006 Plan: 103,450 2008 Plan: 8,454,327
Equity compensation plans not approved by security holders	-	-	-
Total	34, 272,503	-	8,557,777

(1)	S-8 Filed July 21, 2006.
(2)	S-8 Filed July 11, 2008. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 5,000,000 to 23,000,000, and the increase of the total number of shares available to be issued under the 2008 Plan from 23,000,000 to 46,000,000.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on ETAK Common Stock with the cumulative return of the NASDAQ Comp. Index (IXIC) and the NASDAQ Telecom Index (IXTC formerly known as IXUT) for each of the five fiscal years ended December 31, 2013, assuming an investment of $100 at the beginning of such period.

The table below shows $100 invested on December 31, 2008 in stock or index:

Month/Year	ETAK	NASDAQ Comp.	NASDAQ Telecom
12-2008	$100.00	$100.00	$100.00
12-2009	$216.67	$143.89	$148.24
12-2010	$393.33	$168.22	$154.06
12-2011	$441.67	$165.19	$134.62
12-2012	$166.67	$191.47	$137.31
12-2013	$205.00	$264.84	$170.29

Item 6.  Selected Financial Data

The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are elsewhere included in this Form 10-K.

25

	2013	2012	2011	2010	2009
Balance sheet data:
TOTAL ASSETS	$43,317,440	$37,475,541	$44,812,103	$38,921,932	$24,426,776
Long term Liabilities	8,201,023	3,433,095	785,218	468,756	19,963,088
TOTAL LIABILITIES	19,582,366	17,326,055	9,717,003	10,250,664	30,554,777
Total stockholders’ Equity	23,735,074	20,149,486	35,095,100	28,671,268	(6,128,001)

Statement of Income Data:
REVENUES	$22,827,261	$29,202,188	$32,232,981	$37,168,351	$43,650,957
Cost of service	7,149,153	20,819,327	28,723,265	35,120,916	41,452,639
	15,678,108	8,382,861	3,509,716	2,047,435	2,198,318

LOSS FROM OPERATIONS	$(17,456,421)	$(21,513,813)	$(25,676,272)	$(18,473,748)	$(10,539,946)

NET LOSS	$(22,131,615)	$(23,131,936)	$(25,310,735)	$(92,483,360)	$(17,299,884)

COMPREHENSIVE LOSS	$(21,129,656)	$(22,720,731)	$(25,935,010)	$(94,139,277)	$(17,109,821)

Net loss per common share and equivalents - basic and diluted	$(0.18)	$(0.21)	$(0.24)	$(1.31)	$(0.32)

Other Financial data:
Adjusted EBITDA	$(2,339,784)	$(9,501,276)	$(13,079,933)	$(7,572,887)	$(5,760,615)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Risk Factors”

Overview

Application of Critical Accounting Policies and Estimates

Revenue Recognition and Deferred Revenue

Revenue represents amounts earned for telecommunication and security services provided to customers (net of value added tax and inter-company revenue). We derive revenue from activities as a fixed-line, security and mobile services provider with its network and its own switching technology.

We follow the appropriate revenue recognition rules for each type of revenue. See “Revenue Recognition” in Note 3 of the Financial Statements for more information. The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”). Revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.  Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied. Deferred revenue represents amounts received from the customers against future sales of services since we recognize revenue upon performing the services.

We report revenue on a gross basis using authoritative guidance issued by the FASB. Particularly for our landline services, we consider the following factors to determine the gross versus net presentation: if we (i) act as principal in the transaction and (ii) have risks and rewards of ownership, such as the risk of loss for collection and delivery of service.

Telecommunications revenues are recognized when delivery occurs based on a pre-determined rate and number of user minutes and number of calls that the Company has managed in a given month.

For the mobile solutions services the Company recognizes revenues from two different service offerings, namely managed services and bundled services. For managed services, revenues are recognized for network administration services provided to end users on behalf of Mobile Network Operators (MNO) and virtual Mobile Network Operators (MVNO’s). Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, the Company provides both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air time and calculated based on a pre-determined service fee. Other revenues recognized in the mobile solutions include technical services which are recognized as the services are performed.

For the security solutions we recognize revenues primarily from SIM (Subscriber Identity Module) lookup services using the VALid-SSD platform. Security solutions revenue is recognized based on the number of SIM lookups performed and calculated based on a pre-determined service fee per lookup. Other revenues recognized in the security business include consulting services which are recognized as the services are performed.

Management’s judgment is applied regarding, among other aspects, conformance with acceptance criteria and if delivery of services has occurred to determine if revenue and costs should be recognized in the current period, the degree of completion and the customer credit standing to assess whether payment is likely or not to justify revenue recognition.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 “Compensation-Stock Compensation”, using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with convertible notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

For both the long term contractors and advisory board members, we recognize the guidance for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” ("ASC 505-50"). Under ASC 505-50, we determine the fair value of the options or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Stock-based compensation (cash and non-cash) related to equity plans for employees and non-employee directors is included within our cost of revenues and operating expenses.

Business Combinations

As described in “Business Combinations,” in Note 3 of the Financial Statements, under the purchase method of accounting we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet.

Significant estimates and assumptions that we must make in estimating the fair value of acquired technology, customer lists, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

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

Impact of Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists. This guidance provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, except to the extent that carryforwards are not available to settle any additional income taxes that would result from disallowance of a tax position. The unrecognized tax benefit should be presented as a liability. This guidance is applicable for fiscal years and interim periods beginning after December 15, 2013. We are evaluating the potential impact of adopting this standard on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We are evaluating the potential impact of this adoption on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. These amendments provide guidance on releasing Cumulative Translation Adjustments when a parent company sells partial equity method investments in step acquisitions. The amendments are effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The guidance is applicable to us in principle, but since its enactment, we have not derecognized any subsidiary or group of assets as of December 31, 2013.

Company milestone overview

Recent milestones for mobile product line:

•	On December 13, 2013 we announced that we have signed a 5-year extension with our MNO client Vodafone Enabler España, S.L. (“VEE”). We expect to receive continuous prepayments of approximately $10 million for the duration of the contract. However, to date, we and VEE are in current discussions regarding the specific timing of prepayment. We have not yet received any portion of the prepayment.

•	On September 10, 2013, we announced that we had begun to recognize revenue from our recently signed 5-year contract with Iusacell, an MNO in Mexico, that extends through 2018. Recently, the first 600,000 customers have been migrated, and substantial further migrations are expected over the next couple of months. The platform will ultimately be able to host between 10 million and 20 million of Iusacell subscribers and its MVNO customers.

•

On July 16 2013, NEO-SKY, a Spanish telecommunication service provider, announced that on June 21, 2013 it started marketing its Mobile Services in Spain. We are a key partner for NEO-SKY´s Mobile Services launch, providing its mobile Software DNA™ platform. NEO-SKY is the sixth MVNO in Spain powered by our network and mobile platform that is operational now, in addition to Lebara, Orbitel, BT, Eroski and HITS. NEO-SKYwill market its Mobile Services to corporate clients and expects to reach approximately 100,000 SIMs over the next few years within the high-end active mobile customers within the Virtual Private Network (VPN).

•	On July 11 2013, we announced a long term agreement with Axiom Telecom LLC (“Axiom”) to host Mobile Managed Services in the Middle East. Services will start in the Kingdom of Saudi Arabia through Zain as MNO partner as soon as Axiom has received the official MVNO license from the appropriate regulator in Saudi Arabia. The license was bestowed on Axiom in July 2013. Currently, we manage a limited amount of active sims on our Software DNA™ platform on behalf of Zain’s Matrix brand.

•	In April 2013, we purchased most of the assets of Telnicity LLC (“Telnicity”), a U.S. MVNE/MVNO enabler company headquartered in Oklahoma City, Oklahoma, and formed Elephant Talk North America.

The Telnicity acquisition provides us with an in-market experienced management team and existing relationships with certain major U.S. mobile telecommunications companies. As a consideration for this acquisition, we purchased most of the Telnicity assets for one million shares of our Common Stock.

Recent milestones for security product line (ValidSoft):

•	In November 2013, FICO announced the launch of ValidSoft UK Ltd.’s (“ValidSoft”) proximity correlation service for credit and debit card issuers, which will be deployed with several UK banks.

•	FICO and Santander Bank continue to increase their use of ValidSoft’s solutions and have begun to use ValidSoft’s number validation functionality.

•	ValidSoft continues to invest in its Intellectual Property portfolio. ValidSoft has two granted patents with multiple patents pending in multiple jurisdictions including the United States, European Union and other target jurisdictions.

•	In October 2013 ValidSoft announced VALid-IMA™, a Voice Biometric technology custom built for the mobile environment that enables high definition Voice Biometrics without the need for a phone call. VALid-IMA is a world leader due to its ability in enabling elimination of false negatives.

•	In October 2013 ValidSoft announced that it had been granted a UK patent for its Dual-Wireless Authentication System (Dual SSID), an advanced security capability to enable secure wireless connectivity.

•	In March 2013, ValidSoft was the winner of the Jury Vote of the prestigious “The Florin Transaction Services Innovation Awards”, which recognizes innovation in the transaction services industry. The Florins, was established in 2010 by the European Payments Consulting Association and The Paypers.

Results of Operations

Our results of operations for the year ended December 31, 2013, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, ETL and its subsidiaries, Elephant Talk Europe Holding B.V. and its subsidiaries, Elephant Talk Group International B.V. , and Elephant Talk North America Corp. and ValidSoft and its subsidiaries.

Although the vast majority of our business activities are carried out in Euros, we report our financial statements in U.S. dollars (“USD”). The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities.

The following table shows the USD equivalent of the major currencies for the year ended December 31, 2013:

USD equivalent
Euro	1.3767
British Pound	1.6488

Adjusted EBITDA

In order to provide our stockholers with additional information regarding our financial results, we are disclosing Adjusted EBITDA, a non-GAAP financial measure. We employ Adjusted EBITDA, defined as earnings before provision for income taxes, depreciation and amortization, stock-based compensation, interest income and expenses, interest expense related to debt discount and conversion feature, change in the fair value of conversion feature, loss on extinguishment of debt, changes in fair value of warrant liabilities, other income & (expense), impairment of related party loans, amortization of deferred financing costs, equity in earnings of unconsolidated joint venture and intangible assets impairment charge, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding the desired results. Accordingly, we believe that Adjusted EBITDA provides useful information for stockholders and others to allow them to better understand and evaluate our operating results.

A reconciliation of Net Loss – (under) US Generally Accepted Accounting Principles (“GAAP”) to Adjusted EBITDA, the most directly comparable measure under GAAP, for each of the fiscal periods indicated, is as follows:

Adjusted EBITDA	2013	2012	2011

Net loss – GAAP	$(22,131,615)	$(23,131,936)	$(25,310,735)
Provision for income taxes	(200,301)	289,136	—
Depreciation and amortization	6,601,246	5,710,396	5,254,708
Stock-based compensation	8,515,391	6,302,141	6,818,905
Interest income and expenses	961,372	532,835	94,463
Interest expense related to debt discount and conversion feature	2,069,649	1,089,126	—
Change in fair value of conversion feature	(232,267)	(2,387,326)	—
Loss on extinguishment of debt	2,005,100	—	—
Changes in fair value of warrant liabilities	(479,322)	—	—
Other income & (expense)	302,112	—	(460,000)
Impairment of related party loans	—	1,060,784	—
Amortization of deferred financing costs	248,851	531,792	—
Equity in earnings of unconsolidated joint venture	—	501,776	—
Intangible assets impairment charge	—	—	522,726
Adjusted EBITDA	$(2,339,784)	$(9,501,276)	$(13,079,933)

Comparison of Years Ended December 31, 2013 and 2012

Revenue for the year ended December 31, 2013 was $22,827,261 a decrease of $6,374,927 or 22%, compared to $29,202,188 for the year ended December 31, 2012. The continued and expected market decline of landline based telecommunications caused our legacy landline business to decrease to $3,626,251, for a decrease of $13,863,491 or 79%, compared to $17,489,742 in 2012 which was partially off-set by the increase in revenues of our mobile and security solutions business to $19,201,010 compared to $11,712,446 in 2012, $7,488,564 or 64%. The increase in our mobile and security solutions business is mainly due to the increasing revenues of new and existing customers.

Revenue
	2013	2012	2011
Landline Services	$3,626,251	$17,489,742	$26,454,826
Mobile & Security Solutions	19,201,010	11,712,446	5,778,155
Total Revenue	$22,827,261	$29,202,188	$32,232,981

Following the increased mobile and security revenues, Revenue minus Cost of Service increased by $7,295,247 or 87% because of the revenue increase in the mobile and security business.

	2013	2012	2011
Revenues	$22,827,261	$29,202,188	$32,232,981
Cost of service	7,149,153	20,819,327	28,723,265
Revenues minus Cost of Service	$15,678,108	$8,382,861	$3,509,716

Cost of Service. Cost of service includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunication service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, and data transmission services.

Cost of Service for the year ended December 31, 2013 was $7,149,153 a decrease of $13,670,174 or (66%), compared to $20,819,327 for the year ended December 31, 2012. The decrease in cost of service was mainly caused by the decrease in revenues in our legacy landline business. Cost of service as a percent of revenue was 31% and 71% for the years ended December 31, 2013 and 2012, respectively.

The following table illustrates revenues and costs of service “in millions USD” for the quarters ended:

	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Mobile & Security Revenue	$5.88	$4.99	$4.47	$3.86
Landline Revenue	0.15	0.22	0.53	2.74
REVENUE	6.03	5.21	5.00	6.60
Cost of service	1.05	1.08	1.47	3.55
Revenue minus Cost of service	$4.98	$4.13	$3.53	$3.05

	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Mobile & Security Revenue	$3.56	$2.94	$2.78	$2.43
Landline Revenue	3.27	3.76	4.30	6.15
REVENUE	6.83	6.70	7.08	8.58
Cost of service	4.14	4.60	5.19	6.89
Revenue minus Cost of service	$2.69	$2.10	$1.89	$1.69

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expense for the years ended December 31, 2013 and 2012, were $26,533,283 and $24,186,278, respectively. SG&A expenses increased by $2,347,005 or 10% in 2013 compared to 2012.  The changes are partly due to the unfavorable impact of ($407,194) arising from a higher average USD/Euro exchange rate. The increase of SG&A was mostly due to the increase in our staffing levels as well as by higher marketing, IP and product development costs and travel due to the growth of our markets. The weighted average number of employees and long term independent contractors in the year 2013 was 161 and 50, respectively, an increase of 36 employees and 2 long term independent contractors or (29%) and (4%) respectively from the weighted average number of full-time employees of 125 and 48, respectively, from 2012. The described increases in costs and employees are mainly related to expected future revenues. As of December 31, 2013, SG&A includes the non-cash compensation to officers, directors, consultants and employees, in line with a change in presentation as explained in Note 1 of the Financial Statements. Non-cash compensation for the years ended December 31, 2013 and 2012 was $8,515,391 and $6,302,141, respectively. The increase was mainly due to additional staff.

Non-cash compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to employees and management;
•	the expensing of the shares issued to under the 2008 Plan to the directors and executive officers in lieu of cash compensation;
•	the expensing of restricted shares issued for consultancy services;
•	the expensing of the shares issued to under the 2006 Plan to the directors and executive officers in lieu of cash compensation.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2013 and 2012, was $6,601,246 and $5,710,396 respectively. Depreciation and amortization expenses increased by $890,850 or 16% in 2013 compared to 2012. The increase was caused primarily by additions to property and equipment. In addition, we had an unfavorable impact of $192,004 arising from a higher USD/Euro exchange rate compared to the prior year.

In 2013 and 2012, interest income consisted of interest received on bank balances.

Interest expense for the years ended December 31, 2013 and December 31, 2012 was $1,064,999 and $780,852, respectively. Interest expense increased by $284,147, or 36% in 2013 compared to 2012. Higher levels of interest expense in 2013 were the result of convertible notes issued in 2013 to an affiliate investor and an accredited investor. See Item 8, Note 15 and 16 to the Financial Statements for more information.

As of December 31, 2013 and 2012, interest expenses related to debt discount and conversion feature were $2,069,649 and $1,089,126, respectively. Interest expenses related to debt discount and conversion features increased by $980,523 or 90%. This increase was due to to the convertible notes issued in 2013. See Notes 15 and 16 to the Financial Statements for more information.

Change in Fair Value in Conversion Feature. As of December 31, 2013, the fair value changes of the conversion feature of the convertible notes was a gain of $232,267, compared to a gain of $2,387,326 as of December 31, 2012. The change in fair value of the conversion feature decreased by 2,155,059 or 90%. The decrease is because the amount recognized as a gain was the remaining amount of the conversion feature related to the 8% Senior Secured Convertible Note issued on March 29, 2012, that was extinguished when the convertible note was repaid in June 2013. See Note 18 of the Financial Statements for more information.

Change in Fair Value of Warrant Liabilities. As of December 31, 2013, the change in the fair value of the remaining outstanding warrants related to a registered direct public offering by us on June 2013, which amounted to $479,322. The fair value of the remaining warrants was determined using a Monte-Carlo Simulation model.

Loss on Extinguishment of Debt. As of December 31, 2013, we entered into a Purchase Agreement pursuant to which we purchased certain Convertible Notes we issued on March 29, 2012, and this resulted in accelerated amortization expense of the original issue discount (OID), the conversion feature and the remaining financing costs of the Convertible Note. The loss on extinguishment of debt amounted to $1,960,594. Refer to Item 8, Note 18 of the Financial Statements. Additionally, on July 14, 2013, the Company entered into an amendment to terminate the Loan Agreement and cancel the Warrant we had with a member of the board of directors. In exchange for termination of the Loan Agreement, we entered into a Stock Purchase Agreement, dated July 15, 2013, pursuant to which the Company agreed to convert the Principal Amount of the loan into restricted shares of the Company’s Common Stock. Upon conversion and termination of the loan agreement, we accelerated the debt discount amortization, which resulted in an additional loss on extinguishment of debt of $44,506 in July 2013. Refer to Item 8, Note 17 of the Financial Statements. The total amount of loss on extinguishment of debt recognized as of December 31, 2013 amounted to $2,005,100.

Equity in Earnings of Unconsolidated Joint Venture. As of December 31, 2012, we incurred expenses of $501,776 as a result of the loss from our equity investment in the Modale B.V. joint venture. This expense follows a full impairment of the investment in this joint venture following the bankruptcy of Modale B.V. on January 30, 2013.

Impairment of Related Party Loans. As of December 31, 2013 and December 31, 2012, we had impaired loans with a value of $0 and $1,060,784, respectively. These loans were provided in 2012 to Elephant Security B.V., which filed for bankruptcy on December 19, 2012. Elephant Security B.V. was a related party since it was majority owned by QAT, one of our affiliates.

Provision for income taxes. Provision for income taxes for the years ended December 31, 2013 and December 31, 2012 was $200,301 and ($289,136), respectively. In the ordinary course of our business there are transactions where the ultimate income tax determination is uncertain. We believe that we have adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an additional expense would be recorded.

Net Loss. Net loss for the year ended December 31, 2013, net loss was $22,131,615, a decrease of $1,000,321 or 4%, compared to $23,131,936 from the year ended December 31, 2012. The decrease in loss was due to the loss from operations of $4,057,392 or 19%, which was partially offset by the increased revenues from our mobile and security business. SG&A for the year ended December 31, 2013 increased by $2,347,005 or 10%, compared to $24,186,278 for the year ended December 31, 2012. Depreciation and amortization of intangibles assets for the year ended December 31, 2013 increased by $890,850 or 16%, from $5,710,396 for the year ended December 31, 2012. The equity in earnings of unconsolidated joint venture amounted to $0 and $501,776 for the years ended December 31, 2013 and December 31, 2012, respectively. Other expenses for the year ended December 31, 2013 increased by $4,048,284 or 489%, compared to $827,211 for the year ended December 31, 2012. The reason for the increase was due to higher interest expense, higher interest expense related to debt discount and conversion feature, revaluation of euro based loans and the loss on extinguishment of debt.

Other Comprehensive (Loss). We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to gains of $1,001,959 and $411,205 for the years ended December 31, 2013 and December 31, 2012, respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Comparison of Years Ended December 31, 2012 and 2011

Revenue for the year ended December 31, 2012 was $29,202,188, a decrease of $3,030,793 or 9.40%, compared to $32,232,981 for the year ending December 31, 2011. The decrease in revenue was mainly the result of the unfavorable impact of $2,445,331 arising from a lower USD/Euro exchange rate. Moreover, the continued and expected market decline of landline based telecommunications caused our legacy landline business to decrease by $8,965,084 (or 33.89%), which was partly off-set by the increase in revenues of our mobile and security solutions business of $5,934,291 (or 102.70%) compared to 2011. The increase in our mobile and security solutions business is mainly due to the increasing revenues of existing customers.

Revenue
	2012	2011
Landline Services	$17,489,742	$26,454,826
Mobile & Security Solutions	11,712,446	5,778,155
Total Revenue	$29,202,188	$32,232,981

Following the increased mobile and security revenues, Revenue minus Cost of Service increased by 4,873,145 (or 138.85%) because of the revenue increase in the mobile and security business.

	2012	2011
Revenues	$29,202,188	$32,232,981
Cost of service	20,819,327	28,723,265
Revenues minus Cost of Service	$8,382,861	$3,509,716

Cost of Service. Cost of service includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunication service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, and data transmission services.

Cost of Service for the year ended December 31, 2012 was $20,819,327, a decrease of $7,903,983 or 27.52%, compared to $28,723,265 for the year ended December 31, 2011. The decrease in cost of service was mainly caused by the decrease in revenues in our legacy landline business. Cost of service as a percent of revenue was 71.3% and 89.1% for the years ended December 31, 2012 and 2011, respectively.

The following table illustrates revenues and costs of service “in millions USD” for the quarters ended:

	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Mobile & Security Revenue	$3.56	$2.94	$2.78	$2.43
Landline Revenue	3.27	3.76	4.30	6.15
REVENUE	6.83	6.70	7.08	8.58
Cost of service	4.14	4.60	5.19	6.89
Revenue minus Cost of service	$2.69	$2.10	$1.89	$1.69

	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
Mobile & Security Revenue	$1.91	$1.41	$0.95	$1.51
Landline Revenue	6.23	6.39	6.84	7.00
REVENUE	8.14	7.80	7.79	8.51
Cost of service	6.67	7.00	7.49	7.56
Revenue minus Cost of service	$1.47	$0.80	$0.30	$0.95

Management expects cost of service to decline further as a percent of revenue as a greater proportion of future revenue is comprised of our mobile and security services, which have a substantially lower cost of service than our traditional landline business.

Selling, general and administrative expenses. SG&A expense for the years ended December 31, 2012 and 2011, were $17,884,137 and $16,589,649, respectively. As of December 31, 2013, SG&A includes the non-cash compensation to officers, directors, consultants and employees, in line with a change in presentation as explained in Note 1 of the Financial Statements, and we have reclassified the figures of 2012 and 2011 for comparability purposes. SG&A expenses increased by $1,294,488 or 7.80%, in 2012 compared to 2011. This was impacted by the favorable impact of $813,629 arising from a lower USD/Euro exchange rate. The increase of SG&A was led by the increase in staffing levels, largely from European hires, as well as by higher marketing and product development costs. The weighted average number of full-time employees in the year 2012 was 173, an increase of 20 full-time employees or 13.09% from the weighted average number of full-time employees of 153 in 2011. The described increases in costs and employees are mainly related to expected future revenues. Non-cash compensation for the years ended December 31, 2012 and 2011 was $6,302,141 and $6,818,905, respectively. The decrease was mainly due to shorter contractual lifes of the newly issued options under the 2008 Plan.

Non-cash compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to employees and management;
•	the expensing of the shares issued to under the 2008 Plan to the directors and executive officers in lieu of cash compensation;
•	the expensing of restricted shares issued for consultancy services;
•	the expensing of the shares issued to under the 2006 Plan to the directors and executive officers in lieu of cash compensation.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2012 and 2011, was $5,710,396 and $5,254,708 respectively. Depreciation and amortization expenses increased by $455,688 or 8.67% in 2012 compared to 2011. This was impacted by the favorable impact of $372,730 arising from a lower USD/Euro exchange rate. During the fourth quarter of 2012, we shortened the estimated useful lives of certain assets expected to be abandoned. The change in estimate increased depreciation expense by approximately $512,000 for the year ended December 31, 2012.

Intangible Assets Impairment Charge. The Consolidated Balance Sheet as of December 31, 2012 includes: $10,503,026 of intangible assets, net, and $13,088,271 of fixed assets, net. As of December 31, 2011, our net intangible assets had a value of $12,784,199 and the net property and equipment had a value of $13,315,687. In 2011, we incurred an impairment charge of $522,726. We updated our analysis of intangible assets and long lived assets as of December 31, 2012 and we determined that for the year end ed 2012 no asset impairment charges are necessary.

We have acquired several companies in the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions may continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Other Income and Expenses. Interest income for the year ended December 31, 2012 was $248,017, an increase of $141,296 or 132%, from $106,721 for the year ended December 31, 2011. Interest income was interest received on bank balances.

Interest expense for the year 2012 and 2011 was $780,852 and $201,184, respectively. Higher levels of interest expense in 2012 were the result of the Convertible Note agreements the Company issued in March 2012.

In 2012, interest expenses related to debt discount and amortization of deferred financing costs were $1,089,126 and $531,792, respectively. In 2011 we did not incur these costs, as they are related to the Convertible Note we issued in March 2012.

Other income was $0 and $460,000 for the years ended December 31, 2012 and 2011, respectively. Other income in 2011 was the result of the release of the ASC 740-10 provision following a successful abatement request with the IRS for the year 2007. Following this abatement, we decided to release a similar provision it had made for a potential IRS fine for the year 2008.

Change in fair value in conversion feature. In 2012, the income related to the fair value changes of conversion feature of convertible notes was $2,387,326, compared to $0 from 2011.

Equity in earnings of unconsolidated joint venture. In 2012, we incurred expenses of $501,776 as a result of our equity share in the losses of our financial investment in Modale B.V. joint venture. This expense follows a full impairment of the investment in this joint venture following the bankruptcy of Modale B.V. on January 30, 2013.

Impairment of related party loans. In 2012 we impaired loans in the value of $1,060,784. These loans were provided in 2012 to Elephant Security B.V., which went bankrupt on January 30, 2013. Elephant Security B.V. was a related party since it was majority owned by QAT Investments SA, one of our affiliates.

Provision for income taxes. Provision for income taxes for the year ended December 31, 2012 and 2011 was $289,136 and $0, respectively. In the ordinary course of our business there are transactions where the ultimate income tax determination is uncertain, we believe that we have adequately provided for unresolved income tax issues with federal, state, local and foreign tax authorities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an additional expense would be recorded.

Net Loss. Net loss for 2012 was $23,131,936, a decrease of $2,178,799 (or 8.61%), compared to $25,310,735 in 2011. The decrease in loss was led by the decrease in the loss from operations by $4,162,459. Loss from operations reduced because of increased revenues from our mobile and security business as well as due to lower non-cash compensation expenses. On the other hand, in 2012, the provision for income taxes of $289,136, the equity in earnings of unconsolidated joint venture of $501,776 and total other expense of $827,211 worsened net loss.

Other Comprehensive (Loss). We record foreign currency translation gains and losses as other comprehensive income or loss. Other comprehensive Income (Loss) for the years ended December 31, 2012 and 2011 was $411,205 and ($624,275) respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

We have an accumulated deficit of $225,391,923 and $203,260,307 as of December 31, 2013 and 2012, respectively. Historically, we have relied on a combination of debt and equity financings to fund our on-going cash requirements. The consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

With cash and cash equivalents at December 31, 2013 of $1,252,315, proceeds from warrant and option exercises through March 14, 2014 of $350,903, the net proceeds of $3,732,668 following the exercise of a Warrant on March 17, 2014 and the improvement of net cash used in operating activities, we believe that we can carry out our operational plans for the coming 12 months. For our longer term growth, we believe we will continue to attract financing in order to finance or lease our capital expenditures. If we are unable to achieve the anticipated revenues or if proceeds from financing arrangement with our major vendors, we will need to attract further debt or equity financing. Although we have been successful in the past in meeting our cash needs, there can be no assurance that proceeds from additional revenues, vendor financings or debt and equity financing where required will be received in the necessary time frames. If this occurs, we may, therefore, be unable to continue our operations. As of December 31, 2013, these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011

Net loss	$(22,131,615)	$(23,131,936)	$(25,310,735)
Adjustments to reconcile net loss to net cash used in operating activities:	19,052,765	12,926,083	12,914,782
	(3,078,850)	(10,205,853)	(12,395,953)

Changes in operating assets and liabilities:	(2,888,836)	1,406,581	(2,174,983)
Net cash used in operating activities	(5,967,686)	(8,799,272)	(14,570,936)

Before changes in operating assets and liabilities, net cash used reduced from $10,205,853 to $3,078,850, which is a decrease of $7,127,003 or 69.8%, largely driven by the increased revenues in the mobile and security revenues.

Changes in operating assets and liabilities were primarily negatively affected by reducing the accounts payable debt that was built-up in earlier periods. This impacted cash used by $ 3,415,032 which combined with the other working capital changes, resulted in cash used by changes in operating assets and liabilities of $2,888,836 for 2013.

In total, net cash used for operating activities decreased by $2,831,586, or 32% from $8,799,272 in 2012 to $5,967,686 in 2013. Net cash used for operating activities in 2011 was $14,570,936.

Investing activities

Net cash used in investing activities for year ended December 31, 2013 was $6,061,711 an increase of $2,554,673 or 73%, compared to $3,507,038 in 2012. Net cash used in investing activities for year ended December 31, 2012 decreased by $5,010,173, or 59%, compared to $8,517,211 in 2011. The higher net cash used in investing activities in 2013, in comparison with 2012, was primarily attributable to a higher level of equipment and software purchase in 2013 following the increased revenues.

Financing activities

Net cash received by financing activities for the year ended December 31, 2013 was $12,280,154 compared to $7,481,061 and $25,894,241 for the year ended December 31, 2012 and December 31, 2011, respectively. See Notes 15, 16, 17, 18 and 19 of the Financial Statements for more information.

As a result of the above activities, we had a cash and cash equivalents balance of $1,252,315 as of December 31, 2013, a net increase in cash and cash equivalents of $19,047 since December 31, 2012.

Off- Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have either a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, nor we have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations

The following table summarizes the payments due by fiscal year for our outstanding commercial obligations as of December 31, 2013.

Contractual obligations	Payments due by period (USD)
	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$8,259,911	$2,753,304	$5,506,608	-	-
Capital lease (b)	$2,148,367	$1,302,838	$845,529	-	-
Operating lease (c)	$468,216	$361,717	$106,499	-	-
Purchase obligations (d)	$247,517	$247,517	-	-	-
Other long-term liabilities (e)	$2,542,331	$1,880,294	$662,036	-	-
Total	$13,666,342	$6,545,670	$7,120,672	-	-

(a)	See Notes 15 and 16 of the Financial Statements for more information;

(b)	These amounts represent financing arrangements with vendors to acquire equipment and licenses. These trade arrangements contain maturity periods ranging from two to three years, and interest rates between 8.65% and Euribor (3M) +1.5% at different foreign exchange rates. See Note 20 of the Financial Statements for more information.

(c)	These amounts represent undiscounted future minimum rental commitments under non-cancelleable facilities leases.

(d)	These amounts represent purchase commitments that have not been recorded yet in the general ledger.

(e)	These amounts represent rental expense for co-locations, interconnect and Network, service and support agreements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange rate

Although the vast majority of our business activities are carried out in Euros, we report its financial statements in USD. The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities. As the vast majority of our business activities are carried out in Euros and we report our financial statements in USD, fluctuations in foreign currencies impact the total amount of assets and liabilities that we report for our foreign subsidiaries upon the translation of those amounts in USD. Since we carry out our business activities primarily in Euros, we do not currently engage in hedging activities.

We do not believe that we have currently material exposure to interest rate or other market risks.

Item 8.  Financial Statements and Supplementary Data

ELEPHANT TALK COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, BDO USA, LLP	33-34

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 AND 2012	35

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011	36

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011	37

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011	38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	39-57

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Elephant Talk Communications Corp.

We have audited the accompanying consolidated balance sheets of Elephant Talk Communications Corp. (“Company”) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Communications Corp. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $225.4 million and continues to generate negative cash flows. These factors, among others discussed in Note 2, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Elephant Talk Communication Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2014 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Elephant Talk Communications Corp.

We have audited Elephant Talk Communications Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Elephant Talk Communication Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses in internal controls over financial reporting relating to accounting for complex transactions associated with business combinations, complex financial instruments, and income taxes. In addition to this, as of year-end, the Company’s Board of Director’s did not have an adequate number of independent Board members in order to have effective oversight of the Company’s internal control system.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 31, 2014 on those financial statements.

In our opinion, Elephant Talk Communications Corp. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Elephant Talk Communications Corp. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 31, 2014 expressed an unqualified opinion thereon and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP

Los Angeles, California

March 31, 2014

ELEPHANT TALK COMMUNICATION CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,252,315	$1,233,268
Restricted cash	191,600	1,230,918
Accounts receivable, net of an allowance for doubtful accounts of $7,693 and $559,120 at December 31, 2013 and December 31, 2012 respectively	5,976,879	5,123,803
Prepaid expenses and other current assets	2,254,213	1,821,218
Total current assets	9,675,007	9,409,207

NON-CURRENT ASSETS

OTHER ASSETS	1,412,408	1,038,306

PROPERTY AND EQUIPMENT, NET	19,786,122	13,088,271

INTANGIBLE ASSETS, NET	8,670,677	10,503,026

GOODWILL	3,773,226	3,436,731

TOTAL ASSETS	$43,317,440	$37,475,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$391,436	$350,114
Accounts payable and customer deposits	2,586,662	5,139,292
Obligations under capital leases (current portion)	1,302,838	-
Deferred Revenue	142,731	252,551
Accrued expenses and other payables	4,961,303	4,120,536
8% Convertible Notes (current portion)	-	3,067,416
Loans payable	962,654	963,051
10% Related Party Loan (net of Debt Discount of $1,719,585)	1,033,719	-
Total current liabilities	11,381,343	13,892,960

LONG TERM LIABILITIES
8% Convertible Notes, net of current portion	-	2,565,202
10% 3rd Party Loan (net of Debt Discount of $726,695)	4,779,913	-
Warrant liabilities	1,973,534	-
Conversion feature	-	311,986
Non-current portion of obligation under capital leases	845,529	-
Loan from joint venture partner	602,047	555,907
Total long term liabilities	8,201,023	3,433,095

Total liabilities	19,582,366	17,326,055
Commitments and Contingencies (See Note 28)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock 0.00001 par value, 50,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, .00001 par value, 250,000,000 shares authorized, 140,466,801 issued and outstanding as of December 31, 2013 and 111,918,386 shares issued and outstanding as of December 31, 2012	248,712,321	223,965,907
Accumulated other comprehensive income (loss)	269,869	(732,090)
Accumulated deficit	(225,391,922)	(203,260,307)
Elephant Talk Communications Corp. stockholders' equity	23,590,268	19,973,510
NON-CONTROLLING INTEREST	144,806	175,976
Total stockholders' equity	23,735,074	20,149,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,317,440	$37,475,541

The accompanying notes are an integral part of these consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

REVENUES	$22,827,261	$29,202,188	$32,232,981

COST AND OPERATING EXPENSES
Cost of service	7,149,153	20,819,327	28,723,265
Selling, general and administrative expenses	26,533,283	24,186,278	23,408,554
Depreciation and amortization	6,601,246	5,710,396	5,254,708
Intangible assets impairment charge	-	-	522,726
Total cost and operating expenses	40,283,682	50,716,001	57,909,253

LOSS FROM OPERATIONS	(17,456,421)	(21,513,813)	(25,676,272)

OTHER INCOME (EXPENSE)
Interest income	103,627	248,017	106,721
Interest expense	(1,064,999)	(780,852)	(201,184)
Interest expense related to Debt Discount and conversion feature	(2,069,649)	(1,089,126)	-
Change in fair value of conversion feature	232,267	2,387,326	-
Loss on extinguishment of debt	(2,005,100)	-	-
Change in fair value of warrant liabilities	479,322	-	-
Other Income & (expense)	(302,112)	-	460,000
Impairment of related party loans	-	(1,060,784)	-
Amortization of deferred financing costs	(248,851)	(531,792)	-
Net loss from joint venture		(501,776)
Total other income (expense)	(4,875,495)	(1,328,987)	365,537

LOSS BEFORE PROVISION FOR INCOME TAXES	(22,331,916)	(22,842,800)	(25,310,735)
(Benefit)/ provision for income taxes	200,301	(289,136)	-
NET LOSS	(22,131,615)	(23,131,936)	(25,310,735)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	1,001,959	411,205	(624,275)
	1,001,959	411,205	(624,275)
COMPREHENSIVE LOSS	$(21,129,656)	$(22,720,731)	$(25,935,010)

Net loss per common share and equivalents - basic and diluted	$(0.18)	$(0.21)	$(0.24)

Weighted average shares outstanding during the period - basic and diluted	126,259,634	111,322,029	104,326,066

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Description	Common Shares	Common Amount	Other compre- hensive income (loss)	Accum- mulated Deficit	Total stock- holders Equity
Balance - December 31, 2010	88,660,848	$183,825,664	$(519,020)	$(154,818,436)	$28,488,208

Shares issued related to Convertible Notes 2009 (to be issued in 2010)	2,210,367	-	-	-	-
Shares issued for warrant exercises	18,063,551	25,489,729	-	-	25,489,729
Shares issued for employee stock option exercises	786,672	1,255,237	-	-	1,255,237
Shares issued to consultants	303,506	737,611	-	-	737,611
Shares issued for board & management compensation	500,287	1,343,208	-	-	1,343,208
Shares to be issued	-	5,269	-	-	5,269
Warrant solicitation fee	-	(1,052,897)	-	-	(1,052,897)
Stock Options compensation expense	-	4,697,305	-	-	4,697,305
Expenses attributable to share issuances	-	(112,227)	-	-	(112,227)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	(624,275)	-	(624,275)
Other				800	800
Net Loss	-	-	-	(25,310,735)	(25,310,735)
Balance - December 31, 2011- VINTAGE PLEASE UNDERLINE!!	110,525,231	216,188,899	(1,143,295)	(180,128,371)	34,917,233

Shares issued for warrant exercises	595,000	650,000	-	-	650,000
Shares issued for employee stock option exercises	464,972	519,425	-	-	519,425
Shares issued for board & management compensation	499,121	1,144,498	-	-	1,144,498
Shares issued for acquisitions	134,046	300,272	-	-	300,272
Shares returned by former CFO	(300,000)	-	-	-	-
Shares to be issued	-	50,100	-	-	50,100
Stock Options compensation expense	-	5,220,793	-	-	5,220,793
Expenses attributable to share issuances	-	(79,642)	-	-	(79,642)
Warrant solicitation fee	-	(28,438)	-	-	(28,438)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	411,205	-	411,205
Net Loss	-	-	-	(23,131,936)	(23,131,936)
Balance - December 31, 2012	111,918,368	$223,965,907	$(732,090)	$(203,260,307)	$19,973,510
Shares issued for warrant exercises	5,596,459	3,200,590	-	-	3,200,590
Shares issued for employee stock option exercises	809,737	529,648	-	-	529,648
Shares issued for board & management compensation	775,985	758,964	-	-	758,964
Shares issued for acquisitions	1,250,000	1,455,000	-	-	1,455,000
Shares issued to consultants	200,000	152,000	-	-	152,000
Shares issued for rental termination settlement	400,000	468,000	-	-	468,000
Shares issued for 2013 SPA	17,425,621	12,000,000	-	-	12,000,000
Shares issued for small SPA	250,000	225,000	-	-	225,000
Shares issued for conversion of cancelled loan	1,840,631	1,306,848	-	-	1,306,848
Shares to be issued	-	(323,987)	-	-	(323,987)
Amortization of Stock Options expense	-	7,764,830	-	-	7,764,830
Expenses attributable to share issuances	-	(790,498)	-	-	(790,498)
FMV Warrants issued in relation to SPA closings and issued as Warrant liability	-	(5,636,315)	-	-	(5,636,315)
FMV of Warrants issued classified as Debt Discount	-	1,398,121	-	-	1,398,121
FMV of Beneficial Conversion Feature classified as Debt Discount	-	1,105,809	-	-	1,105,809
FMV of Beneficial Conversion Feature classified as debt discount	-	1,132,404	-	-	1,132,404
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	1,001,959	-	1,001,959
Net Loss	-	-	-	(22,131,615)	(22,131,615)
Balance - December 31, 2013	140,466,801	248,712,321	269,869	(225,391,922)	23,590,268

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,131,615)	$(23,131,936)	$(25,310,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,601,246	5,710,396	5,254,708
Provision for doubtful accounts	22,005	117,394	318,443
Stock based compensation	8,515,391	6,302,141	6,319,314
Loss on Extinguishment of Debt	2,005,100	-	-
Net loss from joint venture	-	501,776	-
Amortization of shares issued for consultancy	-	-	499,591
Change in fair value of conversion feature	(232,267)	(2,387,326)	-
Change in fair value of warrant liability	(479,322)	-	-
Amortization of deferred financing costs	248,851	531,792	-
Interest expense relating to debt discount and conversion feature	2,069,649	1,089,126	-
Loans to related party impairment charge	-	1,060,784	-
Unrealized foreign currency translation gain (loss)	302,112	-	-
Intangible assets impairment charge	-	-	522,726
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	1,052,257	(1,040,074)	-
Decrease (increase) in accounts receivable	(82,763)	1,292,883	(1,372,719)
Decrease (increase) in prepaid expenses, deposits and other assets	(465,026)	(247,443)	782,920
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(3,415,032)	272,500	(140,229)
Increase (decrease) in deferred revenue	(118,786)	114,673	142,309
Increase (decrease) in accrued expenses and other payables	140,514	1,014,042	(1,587,264)
Net cash used in operating activities	(5,967,686)	(8,799,272)	(14,570,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,898,169)	(2,224,923)	(7,721,307)
Restricted cash	-	-	49
Cash received from acquisition of subsidiary	-	36,188	-
Impairment of related party loans	-	(1,060,784)	-
Payments for acquisition	-	-	(347,758)
Loan to joint venture party	-	(146,496)	-
Loan to third party	(163,542)	(111,023)	(448,195)
Net cash used in investing activities	(6,061,711)	(3,507,038)	(8,517,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	1,290,790	-	-
Proceeds from Share Purchase Agreement – unregistered securities	225,000	-	-
Proceeds from Share Purchase Agreement – Registered Direct	7,500,000	-	-
Proceeds from Share Purchase Agreement – Related Party	4,500,000	-	-
Proceeds from 10% Affiliate Loan	2,652,600	-	-
Proceeds from 10% 3rd Party Loan	5,305,200	-	-
Deferred financing costs	-	(543,437)	-
Proceeds from 8% Convertible Note, net of OID	-	8,000,000	-
Restricted cash	-	(2,273,720)	-
(Payments on) proceeds from convertible note installment payments and interest	(8,642,149)	1,531,293	-
Cash from Escrow account for principal and interest payments on 8% Convertible Notes	742,427	-	-
Trade note payable	(512,732)	(315,000)	271,915
Proceeds from exercise of warrants & options	581,142	1,081,925	26,808,067
Payment of placement & solicitation fees	(1,362,124)	-	(1,185,741)
Net cash provided by financing activities	12,280,154	7,481,061	25,894,241
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(231,711)	48,941	957,785
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,047	(4,776,308)	3,763,879
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	6,009,576	2,245,697
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,252,315	$1,233,268	$6,009,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$745,096	$504,718	$39,460
Non-cash rent termination settlement	$468,000	$342,006	$-
Share capital issued to acquire Telnicity	$1,180,000	$578,357	$-
Purchase of property and equipment under capital lease agreements	$2,620,182	15,858	-
Amount of cash paid in taxes	$45,930	$15,858	$31,701

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Reclassification of changes to prior year information

Certain reclassifications have been made to the 2012 Financial Statements to conform to the current year presentation. Prior to June 30, 2013, the Company presented the stock-based compensation as one line item in the Company’s Consolidated Statement of Comprehensive Loss. The Company now includes the stock-based compensation of $8,515,391, $6,302,141, and $6,818,905 for 2013, 2012 and 2011, respectively, within Selling, General & Administrative expenses in the Consolidated Statement of Comprehensive Loss. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2. Financial Condition

As reflected in the accompanying consolidated financial statements the Company incurred net losses of $22,131,615 and cash flow deficits from operations of $5,967,686 for the year ended December 31, 2013, and had an accumulated deficit of $225,391,923 as of December 31, 2013.

With cash and cash equivalents at December 31, 2013 of $1,252,315, proceeds from option exercises through March 14, 2014 of $350,903 and the net proceeds of $3,732,668 following the exercise of warrants on March 17, 2014 and the improvement of net cash used in operating activities, the Company believes that it can carry out our operational plans for the coming 12 months. For the longer term growth of the Company it will need to continue to attract financing in order to finance or lease our capital expenditures.

If the Company is uable to achieve the anticipated revenues or financing arrangement with its major vendors, the Company will need to attract further debt or equity financing. Although the Company has been succesful in the past in meeting its cash needs, there can be no assurance that proceeds from additional revenues, vendor financings or debt and equity financings, where required, will be received in the required time frames. If this occurs, the Company may, therefore, be unable to continue its operations. As of December 31, 2013, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for December 31, 2013 and December 31, 2012 include the accounts of Elephant Talk Communications Corp., including:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries Elephant Talk North America Corp., Elephant Talk Communications Luxembourg SA, Elephant Talk Communications France S.A.S., Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Morodo Group Ltd., Elephant Talk Belgium BVBA, and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;
•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH, Elephant Talk Communication (Europe) GmbH and the majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;

•	Elephant Talk Telecomunicação do Brasil LTDA, owned 90% by Elephant Talk Europe Holding B.V. and 10% by Elephant Talk Communication Holding AG;
•	Elephant Talk Europe Holding B.V.’s majority (60%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) and its majority owned (99%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. and Elephant Talk Middle East & Africa Bahrain W.L.L.;
•	its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC;
•	its wholly-owned subsidiary ValidSoft Ltd and its wholly-owned subsidiaries ValidSoft and ValidSoft (Australia) Pty Ltd.; and
•	its wholly-owned subsidiary Elephant Talk Group International B.V., based in The Netherlands.

Business combinations:

On April 1, 2013, the Company, through its subsidiary Elephant Talk North America Corp, entered into an asset purchase agreement to acquire most of the assets of Telnicity LLC, a company established in the US. The assets and operations are consolidated into the financials of the Company as of April 1, 2013. Refer to Note 11 of the Financial Statements for more information.

All intercompany balances and transactions are eliminated in consolidation.

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries, Euros for its wholly-owned subsidiary Elephant Talk Global Holding B.V., the Hong Kong Dollar for its wholly-owned subsidiary ETL and the British Pound Sterling for its wholly-owned subsidiary ValidSoft. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with ASC 830, Foreign Currency Matters, net gains and losses resulting from translation of foreign currency financial statements are included in the statement of stockholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss), under the line item ‘Other income/(expense)’.

Use of Estimates

The preparation of the accompanying financial statements conforms with accounting principles generally accepted in the U.S. and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant areas of estimates include bad debt allowance, valuation of of financial instruments, useful lives and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company would normally consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company has full access to the whole balance of cash and cash equivalents on a daily basis without any delay.

Restricted Cash

Restricted cash as of December 31, 2013 and 2012 was $191,600 and $1,230,918 respectively, and consists of cash deposited in blocked accounts as bank guarantees for national interconnection and wholesale agreements with telecom operators. The decrease in 2013 is due to the extinguishment of debt, as described in this section, under Notes 17 and 18 of the Financial Statements.

Accounts Receivables, Net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. The Company makes ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amounts presented on our balance sheets include reserves for accounts that might not be collected. In determining the amount of these reserves, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. The Company’s reserves have generally been adequate to cover its actual credit losses. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves, the Company has established that it would increase its general and administrative expenses and reduce its reported net losses. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease the Company’s general and administrative expenses and decrease its reported net losses. Allowances are recorded primarily on a specific identification basis. See Note 4 of the Financial Statements for more information.

Leasing Arrangements

At the inception of a lease covering equipment or real estate, the lease agreement is evaluated under the criteria of ASC 840, Leases. Leases meeting one of the four key criteria are accounted for as capital leases and all others are treated as operating leases. Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest. For operating leases, payments are recorded as rent expense. Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased equipment; and (iv) minimum lease payments that equal or exceed 90 percent of the fair value of the property. Subsequent to initial recognition, the asset is accounted for in accordance with the accounting policy applicable to that type of asset. The assets are amortized as per our accounting policy for property & equipment, and intangibles, as applicable.

Revenue Recognition and Deferred Revenue

The Company derives revenue from outsourced services in telecommunications based activities by deploying its operational management services, network, switching technology and mobile enabling platform. Revenue represents amounts earned for these services provided to customers (net of value added tax).

The Company follows ASC 605, Revenue Recognition (“ASC 605”) and recognizes revenue when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured. Revenues are recognized on a gross basis as the Company acts as principal in the transaction and has risk of loss for collection and delivery of service.

In the landline business, and specifically in the Premium Rate Services (PRS), the Company provides technical, operational and financial telecom infrastructure to telecommunication service providersprovidersRevenues are recognized when delivery occurs based on a pre-determined rate, number of calls and number of user minutes that the Company has managed in a given month.

For the mobile solutions the Company recognizes revenues from two different service offerings, namely managed services and bundled services. For managed services, revenues are recognized for network administration services provided to end users on behalf of Mobile Network Operators (MNO). Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, the Company provides both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air time and calculated based on a pre-determined service fee.

For the security solutions we recognize revenues primarily from SIM lookup services using the VALid-SSD platform. Security solutions revenue is recognized based on the number of SIM lookups performed and calculated based on a pre-determined service fee per lookup. Other revenues recognized in the security business include consulting services which are recognized as the services are performed.

Cost of Revenues and Operating Expenses

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

Within the caption “total costs and operating expenses” in line item selling, general and administrative expenses (“SG&A”) in the accompanying statement of comprehensive loss, the Company presents the costs incurred in the development of the Company’s services which are expensed as incurred. Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s network operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use.

Reporting Segments

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The business operates as one single segment and discrete financial information is based on the whole, not segregted; and is used by the chief decision maker accordingly.

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and customer deposits approximate their fair values based on their short-term nature. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. The Company's conversion feature, a derivative instrument, is recognized in the balance sheet at its fair values with changes in fair market value reported in earnings.

Fair Value Measurements

In accordance with ASC 820 Fair Value Measurement (ASC 820), the Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Stock-based Compensation

The Company follows the provisions of ASC 718, Compensation-Stock Compensation, (“ASC 718”). Under ASC 718, stock-based awards are recorded at fair value as of the grant date and recognized as expense with an adjustment for forfeiture over the employee’s requisite service period (the vesting period, generally up to three years). The stock-based compensation cost based on the grant date fair value is amortized over the period in which the related services are received.

To determine the value of our stock options at grant date under our employee stock option plan, the Company uses the Black-Scholes option-pricing model. The use of this model requires the Company to make a number of subjective assumptions. The following addresses each of these assumptions and describes our methodology for determining each assumption:

Expected Life

The expected life represents the period that the stock option awards are expected to be outstanding. The Company uses the simplified method for estimating the expected life of the option, by taking the average between time to vesting and the contract life of the award.

Expected Volatility

The Company estimates expected cumulative volatility giving consideration to the expected life of the option of the respective award, and the calculated annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the grant-date (reference period). The annual volatility is used to determine the (cumulative) volatility of its Common Stock (= annual volatility x square root (expected life)).

Forfeiture rate

The Company is using the aggregate forfeiture rate. The aggregate forfeiture rate is the ratio of pre-vesting forfeitures over the awards granted (pre-vesting forfeitures/grants). The forfeiture discount (additional loss) is released into the profit and loss in the same period as the option vesting-date. The forfeiture rate is actualized every reporting period.

Risk-Free Interest Rate

The Company estimates the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the U.S. Treasury Department with a term equal to the reported rate, or derived by using both spread in intermediate term and rates, to the expected life of the award.

Expected Dividend Yield

The Company estimates the expected dividend yield by giving consideration to our current dividend policies as well as those anticipated in the future considering our current plans and projections. The Company does not currently calculate a discount for any post-vesting restrictions to which our awards may be subject.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes (“ASC 740”). Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the income or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax assets and liabilities are recognized for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. Establishment of a valuation allowance is provided when the likelihood of realization of deferred tax assets it is more –likely –than-not to be realized. Deferred taxes are recorded at tax rates for each respective tax jurisdiction in which the Company operates.

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

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The Company’s evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which the Company makes the change, which could have a material impact on our effective tax rate and operating results. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2008 and later, with certain state jurisdictions open for audit for earlier years. The Company had an amount of zero and $289,136 recorded for unrecognized tax benefits at December 31, 2013 and 2012, respectively. The Company's policy is to record estimated interest and penalties on unrecognized tax benefits as part of its income tax provision. During the years ended 2013, 2012 and 2011, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2013 or 2012.

Comprehensive Income/ (Loss)

Comprehensive income/ (loss) include all changes in equity during a period from non-owner sources. For the years ended December 31, 2013 and 2012, the Company’s comprehensive income/ (loss) consisted of its net loss and foreign currency translation adjustments.

Business Combinations

The acquisition method of accounting for business combinations as per ASC 805, Business Combinations (“ASC 805”), requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company may adjust the provisional amounts recognized for a business combination).

Under the acquisition method of accounting, the identifiable assets acquired, the liabilities assumed, and any non-controlling interests acquired in the acquisition are recognized as of the closing date for purposes of determining fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred, over the net of the acquisition date fair value of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and the Company charges them to general and administrative expense as they are incurred.

During the measurement period, the Company adjusts the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Measurement period adjustments are reflected retrospectively in all periods being presented in the financial statements.

Goodwill

The Company records goodwill when the fair value of consideration transferred in a business combination exceeds the fair value of the identifiable assets acquired and liabilities assumed. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but the Company tests them for impairment annually during its fourth fiscal quarter and whenever an event or change in circumstances indicates that the carrying value of the asset is impaired.

The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the carrying value of the reporting unit to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed. In the second step, the Company compares the implied fair value of goodwill to its carrying value in the reporting unit. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment charge. We are using the criteria in ASU no. 2011-08 Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits the Company to make a qualitative assessment of whether it is more likely than not than not that a reporting unit’s fair value is less than the carrying amount before applying the two-step goodwill impairment test. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less that its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.

The Company tests goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment as per ASC 350, Intangibles – Goodwill and Other. The Company periodically analyzes whether any such indicators of impairment exist. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. In the Company’s case, the indicator is the continuing losses.

Long-lived Assets and Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other indefinite life intangible assets are reviewed for impairment in accordance with ASC 350, on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and amortizing intangible assets that management expects to hold and use is tested for impairment when amounts may not be recoverable. Impairment is measured based on the amount of the carrying value that exceeds the fair value of the asset.

Property and Equipment, Internal Use Software and Third Party Software

Property and equipment are initially recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance the assets or extend the useful life are charged to operating expenses as incurred. Included in property and equipment are certain costs related to the development of the Company’s internally developed software technology platform.

The Company has adopted the provisions of ASC 350-40, Accounting for the Costs of Computer Software developed or obtained for internal use (former AICPA SOP 98-1, “ASC 350-40”), and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project; the preliminary project stage is completed and when technological feasibility is established. Software developed for internal use has generally been used to deliver hosted services to our customers. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “projects under construction” to a property and equipment asset subject to depreciation in accordance with the principle described in the previous sentence. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2013, 2012 or 2011. Capitalized costs of internal use software included in Property & Equipment was $2,603,731 and $1,962,315 at December 31, 2013 and 2012, respectively. The capitalized amount during the years ended December 31, 2013 and 2012 amounted to $3,505,742 and $1,731,341, respectively. The difference between capitalized amounts in the balance sheet and the amount adjusted from the Consolidated Statement of Comprehensive Loss is due to the use of different exchange rates for balance sheet and income statement items.

Recent Accounting Pronouncements

On July of 2013 the Financial Accounting Standards Board or FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward exists. This guidance provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, except to the extent that carry forwards are not available to settle any additional income taxes that would result from disallowance of a tax position. The unrecognized tax benefit should be presented as a liability. This guidance is applicable for fiscal years and interim periods beginning after December 15, 2013. We are evaluating the potential impact of adopting this standard on our consolidated financial statements.

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We are evaluating the potential impact of this adoption on our consolidated financial statements.

On March of 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. These amendments provide guidance on releasing Cumulative Translation Adjustments when a parent company sells partially equity method investments and in step acquisitions. The amendments are effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The guidance is applicable to us in principle, but since its enactment, we have not derecognized any subsidiary or group of assets as of December 31, 2013.

Note 4. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $7,693 and $559,120 as of December 31, 2013 and 2012, respectively.

Changes in the allowance for doubtful accounts are as follows:

Allowance for doubtful accounts	Balance at the beginning of the period A	Currency revaluation B	Total Allowance for doubtful accounts A+B	Additions- allowance for doubtful accounts	Release for doubtful accounts	Balance at the end of the period
Year ended December 31, 2013	$559,120	$8,313	$567,433	$22,005	$(581,745)	$7,693
Year ended December 31, 2012	$436,546	$5,180	$441,726	$117,394	-	$559,120
Year ended December 31, 2011	$119,044	-	$119,044	$318,443	$(941)	$436,546

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets recorded at $2,254,213 as of December 31, 2013, compared with $1,821,218 as of December 31, 2012. As of December 31, 2013, $732,838 of the prepaid expenses was related to prepaid Value Added Tax (“VAT”). On December 31, 2012, prepaid VAT represented $534,327.

Note 6. Other Assets

Other assets at December 31, 2013 and December 31, 2012 are long-term in nature and were $1,412,408 and $1,038,306, respectively. Details on the composition of Other Assets are included below.

Due from Third Parties

On July 4, 2013 the Company provided a $150,000 loan to a third party at an interest rate of 5% per annum, with an option to acquire an equity interest. The loan is provided to fund the development and exploitation of applications using electronic medical health records. The loans will be repaid at the completion of the proof of concept (POC), which is a prototype that is designed to determine feasibility, which will not occur prior to 2015. The loan has a carrying value of $160,518 as of December 31, 2013.

Long-term Deposit

As of December 31, 2013, there were long-term deposits to various telecom carriers and a deposit towards the French Tax Authorities amounting to $ 771,193, compared with $657,192 as of December 31, 2012. The deposits are refundable at the termination of the business relationship with the carriers.

Deferred Financing Costs

During 2013, the Company paid financing costs of $636,624 which were related to the issuance of two convertible notes in the quarter ended September 30, 2013: a 10% Convertible Note with a nominated amount of €2,000,000 (valued at $2,753,304) and another 10% Convertible Note with a nominated amount of €4,000,000 (valued at $5,506,608). These costs are amortized using the effective interest method over the term of each applicable convertible note. The outstanding deferred financing cost balances were $477,673 as of December 31, 2013 and $381,114 as of December 31, 2012.

Note 7. Impairment of Related Party Loans

During 2012, the Company provided loans with an interest rate of 7% per annum to Elephant Security B.V., in the amount of $1,060,784. Elephant Security B.V. was a related party entity since it was majority owned and controlled by QAT, an affiliate of the Company. Following the bankruptcy of Elephant Security B.V. on January 30, 2013, all related loans and the associated accrued interest income of $57,160 have been impaired in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2012.

Note 8.  Property and Equipment

Property and equipment at December 31, 2013 and December 31, 2012 consisted of:

	Average Estimated
	Useful Lives	December 31, 2013	December 31, 2012
Furniture and fixtures	5	314,686	269,731
Computer, communication and network equipment	3 – 10	24,287,111	17,056,396
Software	5	8,473,042	6,123,371
Automobiles	5	91,580	87,925
Construction in progress for internal use software		2,603,731	1,962,315
Total property and equipment		35,770,150	25,499,738

Less: accumulated depreciation and amortization		(15,984,028)	(12,411,467)
Total property and equipment, Net		$19,786,122	$13,088,271

Computers, communications and network equipment includes the capitalization of our systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform;
•	CRM provisioning Software;
•	Mediation, Rating & Pricing engine;
•	ValidSoft security software applications;
•	Operations and business support software;
•	Network management tools.

Construction in progress for internal use software consists of software projects in development that have not yet been completed. Upon completion of development, the related cost is reclassified to computers, communications, network equipment and software within Property & Equipment, at which point the capitalized costs starts to amortize or depreciate. The costs capitalized for internal use software during the year 2013, 2012 and 2011 amounted to $3,972,460, $1,598,952 and $1,633,230, respectively. The total amount of capitalized costs for internal use software included in Property & Equipment was $3,377,351 and $2,414,354 at December 31, 2013 and 2012, respectively.

Note 9. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets as of December 31, 2013 and 2012 consisted of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2013	2012
Customer Contracts, Licenses , Interconnect & Technology	5-10	$13,005,460	$12,096,592
ValidSoft IP & Technology	1-10	16,246,291	15,597,814
Total intangible assets		29,251,751	27,694,406

Less: Accumulated Amortization		(11,484,600)	(10,569,693)
Less: Impairment charges		-	-
Less: Accumulated Amortization ValidSoft IP & Technology		(9,096,474)	(6,621,687)
Total intangible assets, Net		$8,670,677	$10,503,026

The increase in intangible assets during the twelve months ended December 31, 2013 was due to the acquisition of Telnicity on April 1, 2013. See Note 11 of the Financial Statements for more information.

Total amortization expense for the year ended December 31, 2013 totaled $3,070,244 compared to $2,761,135 and $3,022,909 for 2012 and 2011, respectively. In 2013 and 2012, the Company did not record any impairment. In 2011 the Company recorded an impairment charge of ($522,726) in the Consolidated Statement of Comprehensive Loss and ($486,575) in the balance sheet. The assets impaired pertained primarily to the acquired two-stage dialing product offerings, which were part of the landline revenues.

Estimated future amortization expense related to our intangible assets is:

	2014	2015	2016	2017	2018	2019 and thereafter
Interconnect licenses and contracts	$610,341	$266,175	$135,073	$77,556	$59,000	$32,500
ValidSoft IP & Technology	2,365,045	2,216,170	2,132,804	528,047	110,132	137,834
	$2,975,386	$2,482,345	$2,267,877	$605,603	$169,132	$170,334

Note 10. Goodwill

The carrying value of the Company’s goodwill as of December 31, 2013 and as of December 31, 2012 was as follows:

Goodwill	December 31, 2013	December 31, 2012
Goodwill ValidSoft Ltd	$3,433,833	$3,433,833
Goodwill Morodo Ltd.	214,689	214,689
Goodwill Telnicity	190,401	-
End of period exchange rate translation	(65,697)	(211,791)
Total	$3,773,226	$3,436,731

The increase in goodwill during the twelve months ended December 31, 2013 was due to the acquisition of most of the assets of Telnicity. See Note 11 of the Financial Statements for more information.

During the fourth quarter of 2013, the Company commenced its annual goodwill impairment test for 2013 and after considering qualitative factors including our market capitalization and the Company’s 2013 outlook, management concluded that a two-step goodwill impairment test was not required.

Note 11. The acquisition of assets of Telnicity

On April 1, 2013, the Company, through its subsidiary Elephant Talk North America Corp, entered into an asset purchase agreement to acquire most of the assets of Telnicity LLC, a company established in the U.S. The transaction was accounted for as a business combination. The assets provide access to the U.S. mobile telecommunications market through Telnicity’s relationships with several major U.S.-based mobile telecommunication companies as well as its complementary technological mobile capabilities. The net assets and operations are consolidated into the financials of the Company as of April 1, 2013.

Consideration paid	Total Consideration
Number of shares of Common Stock	1,000,000
Fair value of the share price at April 1, 2013	$1.18
Total Consideration Paid	$1,180,000

Following the valuation of Telnicity, the Company allocated the above purchase price to the identifiable assets and liabilities. A summary of the assets acquired assumed for Telnicity are:

Estimated fair values:
Assets acquired	$989,599
Liabilities assumed	-

Net assets acquired	989,599
Consideration paid	1,180,000

Goodwill	$190,401

During the third quarter of 2013, the Company prepared a preliminary internal fair value analysis of Telnicity’s intangible assets and allocated the following values: $218,599 to relationship with customers, $366,112 to relationships with carriers and $404,888 to technology and intellectual property, which have been presented on the balance sheet in the line item “Customer Contracts, Licenses, Interconnect & Technology” totaling $989,599. The Company recorded $190,401 of goodwill, which is not deductible for income tax purposes. The intangible assets recognized have useful lives ranging from three to five years, based on estimates of the life of the customer relationship, the contractual life of contracts with carriers and government authorities/licenses. Related transaction costs (legal fees) amounted to $15,885 and were expensed as incurred.

The above mentioned amounts represent the preliminary allocation of purchase price, and are subject to revision when the purchase price adjustments are finalized, which will occur in the first quarter of 2014. We are refining the discount and attrition rates used, and the forecasts used for the valuation of the acquired intangibles.

The assets and operations are consolidated into the financial statements of the Company as of April 1, 2013, and amounted to $91,885 of revenues and $903,245 of losses in 2013. The amount of revenues and earnings (losses) of Telnicity in 2012 amounted to $570,223 (unaudited) of revenues and $159,784 (unaudited) of losses as of September 30, 2012 (comparative information provided as supplemental information).

Note 12. Overdraft and Loan Payable

In 2004, Elephant Talk Ltd, a subsidiary of the Company, executed a credit facility with a bank in Hong Kong pursuant to which Elephant Talk Ltd. borrowed funds. As of December 31, 2013, the overdraft balance, including accrued interest totaled $391,436, compared to $350,114 as of December 31, 2012. The interest rate and default payment interest rate were charged at 2% and 6% per annum respectively, above the lender’s Hong Kong Dollar Prime Rate quoted by the lender from time to time. The Company has not guaranteed the credit facility nor is it otherwise obligated to pay funds drawn upon it on behalf of Elephant Talk Ltd.

The related loans payable at December 31, 2013 and 2012 are summarized as follows:

	December	December
	31, 2013	31, 2012
Installment loan payable due December 24, 2006, secured by personal guarantees of two stockholders, a former director, and a third party	$320,358	$320,491
Installment loan payable, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three stockholders and a former director	254,696	254,800
Installment loan payable, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three stockholders and a former director	103,897	103,940
Term loan payable, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,703	283,820
Total	$962,654	$963,051

In December 2009 Chong Hing Bank Limited, formerly known as Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong (Bank), commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.

The Bank alleged that it entered into various installment and term loan agreements and an overdraft account with ETL, a wholly-owned Hong Kong subsidiary of the Company. Various former officers and directors of ETL personally guaranteed the loans and overdraft account. As of December 31, 2013 and 2012, the overdraft balance amounted to $391,436 and $350,114, respectively.

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

The court entered judgment in favor of Elephant Talk Communications Corp. and against the Bank on December 14, 2011, and awarded the Company $5,925 in costs. The judgment became final on February 16, 2012. The Company continues to accrue for these loans since its subsidiary ETL in Hong Kong, alleged by the Bank as the contractual party, may be still held liable for these loans.

Note 13. Deferred Revenue

Because the Company recognizes revenue upon performance of services, deferred revenue represents amounts received from the customers against future sales of services, such as in pre-paid mobile services, pre-paid maintenance fees  and mobile and security project work. . Deferred revenue was $142,731 and $252,551 as of December 31, 2013 and December 31, 2012, respectively.

Note 14. Accrued Expenses

As of December 31, 2013 and December 31, 2012, the accrued expenses were comprised of the following:

	December 31, 2013	December 31, 2012
Accrued Selling, General & Administrative expenses	$2,271,086	$2,175,845
Accrued cost of service	547,111	648,958
Accrued taxes (including VAT)	255,577	288,651
Accrued interest payable	1,300,101	882,181
Other accrued expenses	587,428	124,901
Total accrued expenses	$4,961,303	$4,120,536

Within accrued taxes is income taxes payable as of December 31, 2013 amounting to $88,420. See Note 27 of the Financial Statements for more information.

Accrued Selling, General & Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing & sales expenses, and office related expenses.

Note 15. 10% Related Party Loan and Convertible Note

The following table shows the composition of the 10% Related Party Loan and Convertible Note as shown in the Consolidated Statement of Financial Position:

	December 31, 2013	December 31, 2012

10% Convertible Note (principal amount)	€2,000,000	€-
Exchange rate December 31, 2013: EURO 0.7264=US$1
10% Convertible Note	$2,753,304	$-
Less:
Debt Discount (Beneficial Conversion Feature)	728,332	-
Debt Discount (Extended Warrants)	849,451	-
Debt Discount (Warrants)	141,800	-
10% Related Party Loan and Convertible Note (Net of Debt Discount)	$1,033,721	$-

In August 17, 2013, the Company issued a Convertible Note for the amount of € 2,000,000 ($2,753,304 at December 31, 2013) to an affiliate and accredited investor at an interest rate of 10% per annum. At any time after August 17, 2013, the Convertible Note is convertible, in whole or in part, at the option of the investor, into a number of shares of Common Stock of the Company equal to the quotient of the outstanding balance under the Convertible Note by $0.887. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note. Interest is computed on the basis of the actual number of days elapsed in a 365-day year, and shall accrue from the date negotiated, and shall continue to accrue on the outstanding principal balance until paid in full or converted. The maturity date is July 2, 2014.

In conjunction with the issuance of the Convertible Note, on August 17, 2013, the Company issued a Warrant to the investor to purchase 1,000,000 shares of restricted Common Stock. The Warrant is exercisable at any time on or after February 17, 2014 at a price of $0.887 per share for a term of 5 years, after the issuance date. In connection with the issuance of the Convertible Note and the Warrant, the Company also issued letters of extension to certain investors holding warrants issued previously by the Company to purchase shares of Common Stock of the Company. Pursuant to the Extensions, the expiration date of these registered warrants has been extended for a period of two years from the original expiration date of these warrants, which now expire in 2015.

The securities underlying the Warrant and the shares of Common Stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act, as amended, or any state securities laws.

The Company concluded that the Warrant and the extended warrants do not require liability classification and are considered equity instruments. The Warrant is recognized at the relative fair value on the issue date of the Convertible Note as a debt discount and will be amortized using the effective interest method from issuance to the maturity date of the Convertible Note. The other warrants were valued using the binomial model and a relative fair value at issuance of $1,535,656 was determined and accounted for as debt discount of which currently $544,404 has been amortized and accounted for in the Consoldiated Statement of Comprehensive Loss in 2013. At December 31, 2013, the balance of the debt discount due to warrants was $991,251. Also, a beneficial conversion feature of $1,132,404 was identified, of which $404,072 has been amortized, and the unamortized portion of the beneficial conversion feature amounted to $728,332 as of December 31, 2013. The embedded conversion feature is not required to be separated.

Note 16. 10% 3rd Party Loan and Convertible Note

The following table shows the composition of the 10% 3rd Party Loan and Convertible Note as shown in the Consolidated Statement of Financial Position:

	December 31, 2013	December 31, 2012

10% Convertible Note (principal amount)	€4,000,000	€-
Exchange rate December 31, 2013: EURO 0.7264=US$1
10% Convertible Note	$5,506,608	$-
Less:
Debt Discount (Warrants)	726,695	-
10% 3rd Party Loan and Convertible Note (Net of Debt Discount)	$4,779,913	$-

In August 28, 2013, the Company issued a Convertible Note for the amount of €4,000,000 ($5,506,608 at December 31, 2013) to an accredited investor at an interest rate of 10% per annum with maturity date of August 28, 2015. At any time after August 28, 2013, the Convertible Note is convertible, in whole or in part, at the option of the investor, into a number of shares of Common Stock equal to the quotient of the outstanding balance under the Convertible Note divided by $0.887. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note. Interest is computed on the basis of the actual number of days elapsed in a 365-day year, and shall accrue from the date negotiated, and shall continue to accrue on the outstanding principal balance until paid in full or converted. The maturity date is August 28, 2015.

In conjunction with the issuance of the Convertible Note, on August 28, 2013, the Company issued a Warrant to the investor to purchase 2,000,000 shares of restricted Common Stock. The Warrant is exercisable at any time on or after February 28, 2014 at a price of $0.887 per share. The Warrant has a five year term.

The securities underlying the Warrant and the shares of Common Stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act, as amended, or any state security laws.

The Company concluded that the Warrant does not require liability classification and is considered an equity instrument. The Warrants is recognized at a relative fair value on the issue date of the Note as a debt discount which was amortized using the effective interest method from issuance to the maturity date of the Note. The Warrant was valued using the binomial model at $864,394 on date of issuance of the Note. The debt discount balance at December 31, 2013 was $726,695.

The embedded conversion feature is not required to be separated.

Note 17. Conversion and Termination of the May 24, 2013 Loan Agreement

On May 24, 2013, the Company entered into a certain loan agreement with a member of its board of directors pursuant to which the Company borrowed a principal amount of €1,000,000 at an interest rate of 12% per annum (the “May 24, 2013 Loan Agreement”) and issued a warrant (the “May 24, 2013 Warrant”) to the director to purchase 1,253,194 restricted shares of the Company’s Common Stock, exercisable at $1.03 per share for a term of 5 years, with a mandatory cash exercise after 12 months in the event the average closing bid price is $1.55 or higher for 10 consecutive trading days. The Company used the proceeds from the May 24, 2013 Loan Agreement primarily for working capital. The securities were offered and sold only in Europe to “accredited investors” (as defined in Rule 501(a) of the Securities Act) pursuant to an exemption from registration under Section 4(2) and Regulation S of the Securities Act.

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

On July 14, 2013, the Company entered into an amendment (the “Amendment”) to terminate the May 24, 2013 Loan Agreement and cancel the Warrant. In exchange for termination of the May 24, 2013 Loan Agreement and the cancellation of the May 24, 2013 Warrant, the Company entered into a Stock Purchase Agreement, dated July 15, 2013 (the “Purchase Agreement”) with the director pursuant to which the Company agreed to convert the principal amount of the loan into 1,840,631 restricted shares of the Company’s Common Stock, and resulting in gross proceeds amounting to $1,306,848 which were recorded in equity as of December 31, 2013. The conversion rate was calculated using the Euros (€) to USD ($) exchange rate as of July 12, 2013 which was $0.71 per share (the “Conversion”). The closing of the Conversion will occur upon satisfaction or waiver of the customary closing conditions set forth in the Purchase Agreement.

Upon conversion and termination of the loan agreement the Company accelerated the debt discount amortization, which resulted in a loss on extinguishment of debt of $44,506 in July 2013.

Note 18. 8% Senior Secured Convertible Note

On June 11, 2013, Elephant Talk Communications Corp. entered into a purchase agreement (together, the “2013 Purchase Agreements”) with each holder of the Company’s Senior Secured Convertible Notes issued on March 29, 2012 pursuant to which the Company purchased the Convertible Notes at the purchase price equal to 110% of the aggregate of the outstanding principal amount of the Convertible Notes and interest due. The aggregate purchase price paid to the holders of the Convertible Notes was $6,701,824 which was paid from the proceeds of the 2013 Share Purchase Agreements described in Note 19 of the Financial Statements.

The Purchase Agreement with the note holders resulted in the regular and accelerated amortization expenses during the second quarter of $349,639 for the original issue discount (OID), $1,179,732 for the conversion feature (CF) and $311,048 for the remaining financing costs of the note. The release of the balance of the fair market value of the conversion feature resulted in a gain of $451,779. Furthermore the 10% prepayment fee of $607,539 on the purchase price compared to the net outstanding principal was recorded as a loss in the Consolidated Statement of Comprehensive Loss as part of the Loss of Extinguishment of Debt. The total Loss on Extinguishment of Debt related to this transaction was calculated at an amount of $1,960,594.

Note 19. Registered Direct Offering and Warrant Liabilities

In June 11, 2013, the “Company” entered into an Amendment No. 1 (the “Amendment to SPA”) to certain Securities Purchase Agreement (the “SPA”) dated June 3, 2013 with certain institutional and other investors (“DJ Investors”) placed by Dawson James Securities Inc. (the “Placement Agent”) and Mr. Steven van der Velden, the Chief Executive Officer and Chairman of the Board (“Affiliated Investors”), relating to a registered direct public offering by the Company (the “Offering”). The gross proceeds of this SPA were $12,000,000 and resulted in net proceeds of $11,292,500 after the deduction of $707,500 for fundraising related expenses to various parties involved. The majority of the net proceeds were used to pay off the outstanding Senior 8% Secured Convertible Notes issued in 2012.

The number of shares issued relating to this SPA amounted to 17,425,621, the number of warrants amounted to 7,841,537 and were covered by the registration statement filed in 2012 for an amount of $75,000,000 (S-3/A Amendment No. 2, File No. 333-181738 dated June 6, 2012). The Company determined the fair value of the remaining outstanding warrants, totaling 2,892,857 using a Monte-Carlo Simulation model, which as of December 31, 2013 amounted to $1,973,534.

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

Under certain circumstances after 90 days from the issuance of the RD Warrant, in the event that the Common Stock trades at a price that is 20% or more above the exercise price of the RD Warrants for a period of twenty consecutive trading days (with an average daily volume equal to or greater than $350,000), the Company may require the holder of the RD Warrants to exercise the RD Warrants for cash. After the 90 days waiting period some RD Warrant holders indeed did decide to use their right to exchange their RD Warrants, and subsequently, the Company did use its right to issue shares instead of paying cash. The number of RD Warrants exchanged amounted to 5,131,965 which resulted in the issuance of 4,102,792 shares of Common Stock. The exchange of the RD Warrants did not result in any cash inflow or cash outflow.

If, at any time a RD Warrant is outstanding, the Company consummates any fundamental transaction, as described in the RD Warrants and generally including any consolidation or merger into another corporation, or the sale of all or substantially all of our assets, or other transaction in which the Common Stock is converted into or exchanged for other securities or other consideration, the holder of any RD Warrants will thereafter receive the securities or other consideration to which a holder of the number of shares of Common Stock then deliverable upon the exercise or exchange of such RD Warrants would have been entitled upon such consolidation or merger or other transaction.

The exercisability or exchangeability of the RD Warrants may be limited in certain circumstances if, after giving effect to such exercise or exchange, the holder or any of its affiliates would beneficially own (as determined pursuant to Section 13(d) of the Securities Act, as amended, and the rules and regulations promulgated thereunder) more than 9.9% of the Common Stock issued and outstanding.

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

The liability instrument will be re-evaluated at each reporting period with changes in the fair value recognized through the applicable period Consolidated Statement of Comprehensive Loss.

Note 20. Obligations under Capital Leases

The Company has a number of financing arrangements with its vendors to acquire equipment and licenses. These trade arrangements contain maturity periods ranging from two to three years, and interest rates between 8.65% and Euribor (3M) +1.5% at different foreign exchange rates. The following is an analysis of the property & equipment acquired under capital leases, recorded in the Property & Equipment line item by major classes:

	December	December
	31, 2013	31, 2012
Network equipment	$1,642,759	$-
Software licenses	874,174	-
Other	103,249	-
Total	$2,620,182	-
Less: accumulated depreciation and amortization	$(101,209)	$-
Total	$2,518,973	-

The current portion of the Capital Leases of $1,302,838 as of December 31, 2013 is included in Current Liabilities “Obligations under capital leases” in the accompanying balance sheet and the long term portion of $845,529 is reported as “Non-current portion of obligations under capital lease” as of December 31, 2013. Accrued interest is included in ‘Accrued expenses’ in the balance sheet. Depreciation of assets recorded under the capital leases is included in depreciation expense.

Note 21. Loan from Joint Venture Partner

The Company entered into a 51% owned joint venture with ET-UTS N.V. on December 17, 2008 and received an unsecured loan with a principal amount of ANG (Antillian Guilder) 724,264 ($402,424) at an interest rate of 8% per annum, from the 49% shareholder in the joint venture, United Telecommunication Services N.V. that is the government owned incumbent telecom operator of Curaçao. No maturity date has been fixed. The amount outstanding as of December 31, 2013 and 2012 was $602,047 and $555,907, respectively, inclusive of accumulated accrued interest and is reflected as a long term liability on the accompanying balance sheets.

Note 22. Fair Value Measurements

The following tables summarize fair value measurements by level at December 31, 2013 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$-	$-
Warrant Liabilities	$-	$-	$1,973,534	$1,973,534
Total Derivatives Liabilities	$-	$-	$1,973,534	$1,973,534

The Company uses the Monte Carlo valuation model to determine the value of the remaining outstanding warrants from the Registered Direct Offering of June 2013, discussed in Note 19 under the title “Registered Direct Offering and Warrant Liabilities”. Since this model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert.

The following table summarizes fair value measurements by level at December 31, 2012 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$311,986	$311,986
Warrant Liabilities	$-	$-	$-	$-
Total Derivative liabilities	$-	$-	$311,986	$311,986

The Company has classified the outstanding conversion feature into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers.

The Company determines the “Fair Market Value” using a lattice model by using the following assumptions:

Number of outstanding conversion rights

The number of outstanding conversion rights is adjusted every re-measurement date after deducting the repayment of any principal amount during the previous reporting period. The number of conversion rights is determined by dividing the principal amount by the conversion price agreed in the convertible note agreement.

Stock price at valuation date

The closing stock price at re-measurement date being the last available closing price of the reporting period taken from www.nasdaq.com.

Exercise Price

The exercise price is fixed and determined in the note agreement.

Remaining Term

The remaining term is calculated by using the contractual expiration date of the note at the moment of re-measurement.

Expected Volatility

We estimate expected cumulative volatility giving consideration to the expected life of the note and calculated the annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the maturity date of the note (reference period). The annual volatility is used to determine the (cumulative) volatility of our common stock (= annual volatility x SQRT (expected life)).

Risk-Free Interest Rate

We estimate the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the U.S. Treasury Department with a term equal to the reported rate, or derived by using both spread in intermediate term and rates, up to the maturity date of the note.

Expected Dividend Yield

We estimate the expected dividend yield by giving consideration to our current dividend policies as well as those anticipated in the future considering our current plans and projections.

Hereby we present the movements in the carrying value of the conversion feature discussed in the table above:

Conversion feature	Balance at the beginning of the period A	Entered into Conversion feature on March 29, 2012	Change in fair value	Extinguishment of debt (Convertible Note)	Balance at the end of the period
Year ended December 31, 2013	$311,986	-	$(232,266)	$(79,720)	-
Year ended December 31, 2012	-	$2,699,312	$(2,387,326)	-	$311,986

Note 23. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares Common Stock. The Company had 140,466,801 shares of common stock issued and outstanding as of December 31, 2013, an increase of 28,548,433 shares from December 31, 2012, largely due to the shares issued in connection with the 2013 Registered Direct Offering (described in Note 19 of the Financial Statements) which resulted in the issuance of a total of 17,425,621 shares; another 4,102,792 shares were issued as a result of “exchanges” of warrants which had been issued under the same Registered Direct Offering; 250,000 shares were issued as a result of a share purchase agreement with a non-affiliate investor; 1,493,667 shares were issued as a result of the exercise of 5,781,597 warrants; 809,737 shares were issued to employees as a result of exercised employee stock options; 775,985 shares were issued as executive officers and directors compensation; 400,000 shares were issued after a settlement agreement with a former landlord of one of our offices after termination of the rental contract; 200,000 shares were issued as consideration for consultancy services; 1,840,631 shares were issued as a result of the conversion of convertible debt and 250,000 shares were issued for the acquisition of Morodo, and 1,000,000 shares were issued for the asset purchase agreement with Telnicity, which was concluded during the twelve months period ended December 31, 2013.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of December 31, 2013 according to the stock transfer agent’s records are 140,712,701. The difference in number of issued shares recognized by the Company of 140,466,801 amounts to 245,900 and it is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 12,000 treasury shares issued under the former employee benefits plan.

(B) Preferred Stock

The Company’s Certificate of Incorporation (“Articles”) authorizes the issuance of 50,000,000 shares of 0.00001 par value Preferred Stock. No shares of Preferred Stock are currently issued and outstanding. Under the Company’s Articles, the board of directors has the power, without further action by the holders of the Common Stock, subject to the rules of the NYSE MKT LLC, to designate the relative rights and preferences of the Preferred Stock, and issue the Preferred Stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

During 2013 and 2012, the Company did not issue any shares of Preferred Stock, and 0 shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple funding rounds, acquisitions and other transactions. The warrants outstanding at December 31, 2013 have been recorded and classified as equity, except as of December 31, 2013 the Company has recorded $1,973,534 in the balance sheet for the warrant liabilities issued in connection with the Registered Direct Offering described in Note 19. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.20. The below table summarizes the warrants outstanding as per the below reporting dates.

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2013	2012	2011
Warrants – Acquisitions	$0.63- $2.25	2013	-	3,437,953	3,879,485
Warrants - Fundraising	$0.85- $2.00	2013 - 2018	37,229,230	46,322,101	46,867,101
Warrants - Other	$2.21	2016	18,659	18,659	18,659
			37,247,889	49,778,713	50,765,245

Note 24.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of December 31, 2013 and December 31, 2012 were as follows:

		Noncontrolling interest Balance at
Subsidiary	Noncontrolling Interest %	December 31, 2013	December 31, 2012

ETC PRS UK	49%	$9,894	$9,434
ETC PRS Netherlands	49%	134,912	126,013
ET Bahrain WLL	1%	-	3,438
ET ME&A FZ LLC	49.46%	-	37,091

Total		$144,806	$175,976

Net losses attributable tot noncontrolling interest were insignificant for all the years presented.

Note 25. Basic and diluted net loss per share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. The Company uses the if converted method for its senior secured convertible notes. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The diluted share base for fiscal 2013, 2012 and 2011 excludes incremental shares related to convertible debt, warrants to purchase Common Stock and employee stock options as follows:

Dilutive Securities	2013	2012	2011
Convertible Notes	9,635,838	2,957,855	-
Warrants	37,247,889	49,778,713	50,765,245
Employee Stock Options	34,272,503	12,280,717	7,868,989
	81,156,230	65,017,285	58,634,234

These shares were excluded due to their anti-dilutive effect on the loss per share recorded in each of the years presented. No additional securities were outstanding that could potentially dilute basic earnings per share.

Note 26. 2006 Non-Qualified Stock and Option Compensation Plan and 2008 Long Term Incentive Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

The Company has a 2006 Non-Qualified Stock and Option Compensation Plan (the “2006 Plan”). Under the 2006 Plan, there are no stock options outstanding as of December 31, 2013, all remaining outstanding options expired in December 2013. There are 103,450 shares that remain available for issuance under the 2006 Plan. During 2013, there were no option grants or exercises made under the 2006 Plan. During 2013, 75,000 options issued under the 2006 Plan have expired.

During the second quarter of 2013, 235,947 restricted shares were issued under the 2006 Plan as non-cash compensation granted to management and board members for service during the first quarter of 2013. During the third quarter of 2013, another 180,368 restricted shares were issued under the 2006 Plan as non-cash compensation granted to management and board members for service during the second quarter of 2013. During the fourth quarter of 2013, 169,725 restricted shares were issued under the Plan as non-cash compensation granted to management and board members for service during the third quarter of 2013. The shares issued under this plan as non-cash compensation granted to management and board members have been expensed in the Consolidated Statement of Comprehensive Loss for an amount of $531,030 for 2013. These non-cash compensation shares are accounted for and valued using the share price and number of shares issued at issuance date, and they vest immediately when issued.

2008 Long-Term Incentive Compensation Plan

In 2008, the Company adopted the 2008 Plan. The 2008 Plan initially authorized total awards of up to 5,000,000 shares of Common Stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of Common Stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008.

In 2011, the stockholders approved an increase in the shares available under the 2008 Plan from 5,000,000 to 23,000,000 shares of Common Stock. As of December 31, 2013, 34,479,773 options and/or shares were issued and outstanding under the 2008 Plan, and there were 8,247,057 remaining shares available for issuance under the 2008 Plan.

In 2013, the Company’s stockholders approved the amendment and restatement of the 2008 Plan, which increased the number of authorized shares from 23,000,000 to 46,000,000 shares of Common Stock.

Reconciliation of registered and available shares and/or options as of December 31, 2013:

	Full Year 2013	Total

Registered 2008	-	5,000,000
Registered 2011	-	18,000,000
Approved increase 2013	-	23,000,000
Total Registered under this plan		46,000,000
Shares (issued to):
Consultants	-	325,000
Directors and Officers	189,945	1,196,366
Options exercised	809,737	1,751,804
Options (movements):
Issued and Outstanding		34,272,503
Available for grant at December 31, 2013:		8,454,327

During 2013, no shares were issued to consultants under the 2008 Plan, although the Company issued a total number of 325,000 shares to consultants during the term of the 2008 Plan. As of December 31, 2012, the Company began to issue non-cash compensation to directors and officers under this 2008 Plan. During the first quarter of 2013, the Company issued 189,945 restricted shares to various directors and officers under the 2008 Plan, which were issued in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2012 in shares of the Company. Options issued to directors and officers vested immediately upon grant.

During the fourth quarter of 2013, the total authorized shares under the 2008 Plan increased by 23,000,000, and the increase was approved at the Company’s shareholders meeting held at December 18, 2013. Currently a total of 34,272,503 stock options are outstanding at December 31, 2013 under the 2008 Plan. As of December 31, 2013, 325,000 shares of restricted Common Stock were issued to consultants, 1,196,366 shares of Common Stock were issued to directors and officers and another 1,751,804 shares were issued as a result of options that were exercised during the existence of this Plan.  Options awards generally vest immediately or over a three-year period after the grant date. Options generally expire between three and four years from the date of grant.

Common Stock purchase options consisted of the following as of the years ended December 31, 2013, 2012 and 2011:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2010	4,083,100	$1.35	$5,002,238
Granted in 2011	4,644,883	$2.52	$6,312,781
Exercised (with delivery of shares)	(510,095)	$1.14	$(626,179)
Forfeitures (Pre-vesting)	(391,618)	$1.64	$(458,144)
Expirations (Post-vesting)	(3,000)	$0.82	$(2,076)
Exchanged for Cashless exercise	(29,281)	$1.24	$(33,141)
Outstanding as of December 31, 2011	7,793,989	$2.03	$10,195,479
Granted in 2012	6,107,719	$2.24	$7,259,422
Exercised (with delivery of shares)	(431,972)	$1.00	$(403,382)
Forfeitures (Pre-vesting)	(1,042,071)	$2.29	$(1,404,105)
Expirations (Post-vesting)	(281,667)	$2.23	$(398,199)
Exchanged for Cashless exercise	(43,916)	$1.66	$(56,248)
Outstanding as of December 31, 2012	12,102,082	$2.15	$15,192,967
Granted in 2013	24,393,106	$1.12	$14,163,197
Exercised (with delivery of shares)	(809,737)	$0.66	$(284,515)
Forfeitures (Pre-vesting)	(800,351)	$1.00	$(807,662)
Expirations (Post-vesting)	(586,026)	$1.92	$(648,529)
Exchanged for Cashless exercise	(26,571)	$0.60	$(13,834)
Outstanding as of December 31, 2013	34,272,503	$1.47	$27,601,624

In 2013, options awarded had a weighted average exercise price of $1.12. The grant date fair market value of the options, in the aggregate, was $14,163,197.

The weighted average assumptions used for the options granted in 2013 using the Black-Scholes options model are: expected cumulative volatility of 192% based on calculated annual volatility of 89%, contractual life of 5.1 years, expected option life of 4.7 years (using the simplified method) and a Risk Free Interest Rate of 1.5%. The expected dividend yield is zero.

Following is a summary of the status and assumptions used of options outstanding as of the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Grants
During the year	24,496,741	6,211,354	4,644,883
Weighted Average Annual Volatility	89%	81%	64%
Weighted Average Cumulative Volatility	192%	134%	152%
Weighted Average Contractual Life of grants (Years)	5.11	3.84	9.66
Weighted Average Expected Life of grants (Years)	4.73	2.69	5.60
Weighted Average Risk Free Interest Rate	1.5017%	0.4553%	1.8993%
Dividend yield	0.0000%	0.0000%	0.0000%
Weighted Average Fair Value at grant-date	$0.58	$1.10	$1.45

Options Outstanding
Total Options Outstanding	34,272,503	12,205,717	7,793,989
Weighted Average Remaining Contractual Life (Years)	4.68	5.34	7.81
Weighted Average Remaining Expected Life (Years)	4.91	5.02	6.93
Weighted Average Exercise Price	$1.47	$1.73	$2.03
Aggregate Intrinsic Value (all options)	$(8,189,063)	$(13,972,731)	$6,801,540
Aggregate Intrinsic Value (only in-the-money options)	$6,312,036	$100,611	$4,870,394

Options Exercisable
Total Options Exercisable	18,180,371	4,358,510	1,284,547
Weighted Average Exercise Price	$1.62	$1.96	$1.12
Weighted Average Remaining Contractual Life (Years)	3.79	5.97	4.89
Aggregate Intrinsic Value (all options)	$(7,126,025)	$(4,178,337)	$1,966,195
Aggregate Intrinsic Value (only in-the-money options)	$3,091,811	$100,465	$1,899,945

Unvested Options
Total Unvested Options	16,299,402	7,847,207	6,509,442
Weighted Average Exercise Price	$1.21	$2.25	$2.21
Forfeiture rate used for this period ending	11.074%	10.673%	6.509%

Options expected to vest
Number of options expected to vest corrected by forfeiture	15,553,067	7,009,645	6,085,741
Unrecognized stock-based compensation expense	$8,787,636	$3,014,397	$3,109,478
Weighted Average remaining contract life (Years)	5.68	4.99	8.69

Exercises
Total shares delivered/issued	809,737	431,972	510,095
Weighted Average Exercise Price	$0.66	$1.00	$1.14
Intrinsic Value of Options Exercised	$306,883	$177,547	$755,991

At December 31, 2013 the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was approximately $8,787,636, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate was adjusted from 10.74% as per closing December 2012 to 11.1% as per closing December 2013 and the corresponding profit and loss effect has been accounted for in 2013.

Stock-Based Compensation Expense

The Company recorded for the twelve months ended December 31, 2013, $8,515,391 in stock based compensation expense for the 2008 Plan. For the comparable period in 2012 the expensing was $6,302,140. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant. The main reason for the nine month increase is caused by the grant and immediate vesting and therefore expensing of bonus options granted to employees as well as the options granted to the executive officers. During 2013, the Company issued 200,000 shares to a non-affiliate consultancy firm. The shares were valued at issuance for an amount of $152,000 and will be recognized as an expense in the Consolidated Statement of Comprehensive Loss in the line “Selling, general and administrative expenses” during the 12 months when the Company receives the services. As of December 31, 2013, $76,000 has been recognized in the Consolidated Statement of Comprehensive Loss.

Stock-Based Compensation Expense

	2013	2012	2011
Consultancy services	$76,000	$-	$714,259
Directors and officers (shares and options)	4,510,240	1,141,812	1,448,192
Employee (options)	3,929,151	5,160,329	4,656,454
	$8,515,391	$6,302,141	$6,818,905

As explained in Note 1 to the Financial Statements, under the title “Reclassification of changes to prior year information”, certain reclassifications have been made to the 2012 and 2011 Financial Statements to conform to the current year presentation. Prior to June 30, 2013, the Company presented the stock-based compensation as one line item in the Company’s Consolidated Statement of Comprehensive Loss. The Company now includes the stock-based compensation within Selling, General & Administrative expenses line in the Consolidated Statement of Comprehensive Loss. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 27.  Income taxes

For financial statement purposes, loss before the income tax provision is divided amongst the following;

	December 31, 2013	December 31, 2012

Domestic	$(14,759,886)	$(6,574,394)
Foreign	(7,572,030)	(16,268,406)
Total	$(22,331,916)	$(22,842,800)

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary between none (zero) and 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred taxes to zero. The Company’s 2013 provision for income taxes relates to current foreign income tax amounting to $88,835 reduced by the release of the potential income tax exposure booked in 2013 and amounting to euro 225,000 ($289,136) which was settled in the current year.

In the ordinary course of business the Company is subject to tax examinations in the jurisdictions in which it files tax returns. The Company’s statute of limitations for tax examinations is four years for federal and state purposes and four to six years in the major foreign jurisdictions in which the company files.

Income tax (benefit)/expense for the period ended December 31, 2013 and December 31, 2012 is summarized as follows:

	December 31, 2013	December 31, 2012
Current:
Federal	$-	$-
State	-	-
Foreign	(200,301)	289,136

Deferred:
Federal	-	-
State	-	-
Foreign	-	$-
Income tax (benefit)/expense	$(200,301)	$289,136

The following is a reconciliation of the provision for income taxes at the US federal statutory rate (34%) to the foreign income tax rate at December 31, 2013:

	2013	2012
Tax expense (credit) at statutory rate-federal	34%	34%
State tax expense net of federal tax	-	-
Foreign income tax rate difference	(10.1)%	(8.4)%
Change in valuation allowance	(24.3)%	(25.6)%
Other	1.2%	(1.3)%
Tax expense at actual rate	0.8%	(1.3)%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2013 are as follows:

Deferred tax assets:	2013	2012
Net Operating Losses	$35,701,315	$30,552,587
Total gross deferred tax assets	35,701,315	30,552,587
Less: Valuation allowance	(35,701,315)	(30,552,587)
Net deferred tax assets	$-	$-

As of December 31, 2013 and 2012, the Company had significant net operating losses carryforwards. The deferred tax assets have been offset by a full valuation allowance in 2013 and 2012 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances, if any, will be recognized through earnings.

As of December 31, 2013 and 2012, the Company had net federal and state operating loss carryforwards of approximately $39 million and $39 million, respectively. Federal and state net operating loss carry forwards in the US start to expire in 2018. The net operating loss carryforwards for foreign countries amounts to approximately $105 million. Losses in material foreign jurisdictions will begin to expire in 2014.

Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carry forward could be restricted.

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. As of December 31, 2013 and 2012, the Company accrued an ASC 740-10 tax reserve of $0 and $289,136 for uncertain tax (benefits)/liability including interest and penalties. This provision has been released as of December 31, 2013 because the issue was effectively settled and management determined that a reserve was no longer required.

The Company does not currently anticipate recording any amount for unrecognized tax benefits within the next 12 months. The following table summarizes the 2012 and 2013 activity related to the unrecognized tax benefits and related tax carry forward:

Balance at December 31, 2011	$20,000
Decreases related to prior year tax positions	$(10,000)
Increases related to current year tax positions	$279,136
Balance at December 31, 2012	$289,136
Increases related to prior year tax positions	$-
Decreases related to prior year tax positions	$(289,136)
Increases related to current year tax positions	$-
Balance at December 31, 2013	$0

Note 28.  Contingencies

Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

As previously described in our 2004 Annual Report on Form 10-K, the Company and New Times Navigation mutually agreed to terminate a purchase agreement. The Company returned the shares, on May 24, 2004, and the Company issued 5,100,000 shares of restricted Common Stock to four shareholders of New Times Navigation Limited ("NTVL") and the Company received back 90,100 of its shares of Common Stock out of the 204,000 issued under the terms of the purchase agreement. In addition, the Company issued 37 unsecured convertible promissory notes for a total amount of $3,600,000. Upon the Company’s request 21 of the unsecured convertible promissory notes were returned for a total value of $2,040,000.

On April 28, 2006 the Company instituted proceedings to seek relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return the remaining 113,900 shares of common stock (valued at $381,565) and return the remaining 18 unsecured convertible promissory notes, representing a total amount of $1,740,000, and rescind the purchase agreement underlying the Purchase Transaction. The case is currently pending.

Other.

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Note 29. Geographic Information

Twelve months ended December 31, 2013

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$17,092,830	$5,734,431	$22,827,261
Identifiable assets	$32,693,551	$10,623,889	$43,317,440

Twelve months ended December 31, 2012

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$29,053,151	$149,037	$29,202,188
Identifiable assets	$35,682,490	$1,793,051	$37,475,541

Note 30. Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized as follows:

For the year ended December 31, 2013, the Company had two customers that accounted for 48% and 15% of total revenue. For the year ended December 31, 2012, the Company had a customer, which accounted for 42% of the revenue.

Note 31. Related Party Transactions

On May 24, 2013, the Company entered into a certain loan agreement with a member of its board of directors pursuant to which the Company borrowed a principal amount of €1,000,000 (the “Principal Amount”) at an interest rate of 12% per annum (“Loan Agreement”) and issued a warrant (“Warrant”) to the director to purchase 1,253,194 restricted shares of the Company’s Common Stock. On July 14, 2013, the Company entered into an amendment (the “Amendment”) to terminate the Loan Agreement and cancel the Warrant. In exchange for termination of the Loan Agreement and the Warrant, the Company entered into a Stock Purchase Agreement, dated July 15, 2013 (the “Purchase Agreement”) with the director pursuant to which the Company agreed to convert the Principal Amount of the loan into 1,840,631 restricted shares of the Company’s Common Stock. See Note 17 of the Financial Statements for more information.

On June 3, 2013, the Company closed an affiliated registered direct offering with Steven van der Velden, our Chief Executive Officer and President for the purchase of 6,428,571 shares of Common Stock, at the purchase price of $0.70, and issued warrants to initially purchase an aggregate of 2,892,857 shares of Common Stock with an exercise price of $0.887 per share (the “Affiliate Offering”). Mr. van der Velden’s participation in the Affiliate Offering was unanimously approved by our independent directors.

On August 17, 2013, the Company issued a Convertible Note to an accredited investor (“the Investor”), who is a director of QAT., an entity affiliated with certain officers and directors of the Company, pursuant to which the Company borrowed a principal amount of $2,652,600 (€2,000,000) at an interest rate of 10% per annum (“the Convertible Note”). At any time after August 17, 2013, the Convertible Note is convertible, in whole or in part, at the option of the investor, into a number of shares of the Company’s Common Stock, par value $0.00001, equal to the quotient of the outstanding balance under the Convertible Note including accumulated interest divided by $0.887. The accumulated interest expensed during 2013 is $96,972. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note.

QMG, an entity affiliated with certain officers and directors of the Company served as fundraising agent for 10% Convertible Notes of August 17 and 28, 2013, pursuant to which € 6,000,000 ($7,957,800) was raised. QMG received a selling commission of 8%, or €480,000 ($636,624).

In conjunction with the issuance of the Convertible Note, on August 17, 2013, the Company issued a warrant (“the 2013 Warrant”) to the Investor to purchase 1,000,000 shares of restricted Common Stock. The Warrant is exercisable at any time on or after February 17, 2013 at a price of $0.887 per share for a term of 5 years. In connection with the issuance of the Convertible Note and the 2013 Warrant, the Company also issued letters of extension (“the Extensions”) to certain investors holding warrants issued previously by the Company (“the Old Warrants”) to purchase shares of Common Stock of the Company. Pursuant to the Extensions, the expiration date of the Old Warrants has been extended for a period of two years from the original expiration date of the Old Warrants. The securities underlying the 2013 Warrant and the shares of Common Stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act, as amended, or any state securities laws. See Note 15 of the Financial Statements for more information.

QMG, an entity affiliated with certain officers and directors of the Company served as fundraising agent for Stock Purchase Agreements (the “SPA”) with a non-affiliated investor pursuant to which $225,000 was raised. QMG received a selling concession of 8%, or $18,000.

During 2013, QMG received $32,827 for provided office space, back office support and certain automobile travel expenses.

During 2013, Q.A.T. III Cooperatief U.A. (“QAT III”), an entity affiliated with certain officers and directors of the Company, was charged by the Company $7,967 for the occasional usage of the office in the Netherlands.

During 2013, Johan Dejager, a director of the Company, and Yves van Sante, a board observer of the Company elected to receive their compensation in shares of the Company’s Common Stock for the first quarter of 2013. As such, the Company indirectly issued 21,863 shares to Mr. Dejager and 21,863 shares to Mr. van Sante, which are held directly by QAT II, and indirectly issued 21,863 shares to Mr. Dejager and 21,863 shares to Mr. van Sante, which are held directly by QAT. The value of the shares issued to QAT and QAT II was $50,544, respectively. In addition, for the second, third and fourth quarter of 2013, Messrs. Dejager and van Sante elected to receive their compensation in cash. Accordingly, cash compensation, in the aggregate, of $120,000 was paid to QAT and QAT II as compensation for Messrs. Dejager and van Sante. QAT and QAT II are both affiliated entities of the Company.

Note 32: Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Year ended December 31, 2013
	Q1	Q2	Q3	Q4

REVENUES	$6,596,500	$4,994,145	$5,204,982	$6,031,634
Cost of service	3,548,277	1,465,517	1,080,174	1,055,185
	3,048,223	3,528,628	4,124,808	4,976,449
Selling, general and administrative expenses – Note 32a	5,907,974	7,472,772	5,422,869	7,709,668
LOSS FROM OPERATIONS	(4,179,739)	(5,780,375)	(2,861,748)	(4,634,559)
Adjusted EBITDA- Note 32b	(1,448,841)	(949,095)	(84,896)	143,048
NET LOSS	(5,137,923)	(7,692,561)	(3,225,592)	(6,075,540)
Net loss per common share and equivalents - basic and diluted	(0.05)	(0.06)	(0.07)	(0.03)

Note 32a

Until the third quarter of 2013, the Company has showed the non-cash compensation as a line item in the Consolidated Statement of Operations and Comprehensive Loss. This presentation is not in accordance with the guidance of SAB Topic 14.F, which requires that the expense related to share-based payment should be presented in the same line as where the cash compensation is presented~~.~~ Therefore, as of December 31, 2013, the Company includes the non-cash compensation within Selling, General & Administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. For comparison purposes, the Company applied the same principle for all the four quarters of 2013 and 2012. See Note 1 to the Financial Statements for more information.

Note 32b - Adjusted EBITDA

In order to provide investors additional information regarding our financial results, we are disclosing Adjusted EBITDA, a non-GAAP financial measure. We employ Adjusted EBITDA, defined as earnings before derivative accounting, such as warrant liabilities and conversion feature expensing, income taxes, depreciation and amortization, impairments, non-operating income and expenses and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding the desired results. Accordingly, we believe that Adjusted EBITDA provides useful information for investors and others which allow them to better understand and evaluate our operating results.

Adjusted EBITDA	2013	2012	2011

Net loss – GAAP	$(22,131,615)	$(23,131,936)	$(25,310,735)
Provision for income taxes	(200,301)	289,136	-
Depreciation and amortization	6,601,246	5,710,396	5,254,708
Stock-based compensation	8,515,391	6,302,141	6,818,905
Interest income and expenses	961,372	532,835	94,463
Interest expense related to debt discount and conversion feature	2,069,649	1,089,126	-
Change in fair value of conversion feature	(232,267)	(2,387,326)	-
Loss on extinguishment of debt	2,005,100	-	-
Changes in fair value of warrant liabilities	(479,322)	-	-
Other income & (expense)	302,112	-	(460,000)
Impairment of related party loans	-	1,060,784	-
Amortization of deferred financing costs	248,851	531,792	-
Equity in earnings of unconsolidated joint venture	-	501,776	-
Intangible assets impairment charge	-	-	522,726
Adjusted EBITDA	$(2,339,784)	$(9,501,276)	$(13,079,933)

	Year ended December 31, 2012
	Q1	Q2	Q3	Q4

REVENUES	$8,580,968	$7,084,969	$6,699,381	$6,836,870
Cost of service	6,889,217	5,185,048	4,603,588	4,141,474
	1,691,751	1,899,921	2,095,793	$2,695,396
Selling, general and administrative expenses	6,261,704	6,104,163	5,931,170	5,889,241
LOSS FROM OPERATIONS	(5,848,422)	(5,429,130)	(5,098,514)	$(5,137,747)
Adjusted EBITDA – Note 32b	(2,878,207)	(2,665,260)	(2,125,974)	(1,831,835)
NET LOSS	(6,005,189)	(4,990,909)	(5,474,665)	$(6,661,173)
Net loss per common share and equivalents - basic and diluted	(0.05)	(0.04)	(0.05)	$(0.06)

Note 33. Subsequent Events

On March 26, 2014, we announced in a press release the appointment of two independent directors to the Company’s board of directors effective April 1, 2014. The two appointees will join our independent director as members of the Board’s Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

On March 17, 2014, a warrant holder affiliated with the Company exercised certain of its warrants to purchase an aggregate of 5,332,383 shares of the Company’s common stock at an exercise price of $0.70 per share, for gross proceeds to the Company of $3,732,668.  The warrants were originally issued in 2009 with an exercise price of $1.00 per share.  A Special Committee of the Company’s board of directors authorized the reduction of the exercise price in order to induce the holder to immediately exercise the warrant for cash providing additional liquidity to the Company, which reduction was subsequently ratified by the Company’s board of directors.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2013, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2013. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Annual Report on Internal Controls Over Financial Reporting”.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the US.

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

Management uses the framework in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission, for evaluating the effectiveness of the Company’s internal control over financial reporting. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). In addition to utilizing substantial internal resources, management also engaged outside consulting firms to assist in various aspects of its evaluation and compliance efforts.

In fiscal 2013, management completed its documentation and evaluation of the design of the Company’s internal control over financial reporting. Management then commenced testing to evaluate the operating effectiveness of controls in the following areas: (a) entity level, (b) legal, (c) income taxes, (d) treasury, (e) long lived assets, (f) financial reporting and close, (g) revenue, (h) payroll, (i) accounts payable, and (j) information technology. Based on this evaluation and testing, management concluded that there were material weaknesses in the design and operating effectiveness of certain accounting and financial reporting processes, as described more fully below. Due to these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013.

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

Material Weakness in Accounting and Financial Reporting.

Management has identified material weaknesses in internal controls over financial reporting relating to accounting for complex transactions including accounting and valuations associated with business combinations, complex financial instruments, and disclosures surrounding income taxes. This is due partially to the fact that as of year-end the Company’s Board of Director did not have an adequate number of independent directors members.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been attested by BDO USA LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses identified related to the accounting and financial reporting for the period ended June 30, 2013 and December 31, 2013 we instituted the following measures in the fourth quarter of 2013 and in the first quarter of 2014 in order to remediate these weaknesses:

•	We consulted a professional valuation company to assist us in determining the value of warrants using a Monte-Carlo Simulation model, and providing an expert review layer to complex financing transactions for which there is no in-house relevant expertise; and

•	We also recently hired additional qualified personnel in the Control and Finance department. A new International Head of Accounting, responsible for the operations of the shared service center in Spain, and a SEC Reporting Controller aimed to manage all SEC related activities including accounting guidance and periodic reporting.

•	We implemented additional controls and procedures as part of our key controls.

•	We appointed on March 25, 2014 two independent Directors to the Board of Directors (the “Board”). Effective April 1, 2014, Carl D. Stevens and Geoffrey Leland will join the Board, filling vacancies created following the 2013 annual meeting of stockholders in December 2013. As part of their appointment, Mr. Stevens and Mr. Leland will join Mr. Rijkman Groenink as members of the Board’s Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Although we implemented a significant number of remediation initiatives in fiscal 2013 and is continuing to improve our internal control over financial reporting in fiscal 2014, there can be no assurance that we will eliminate the aforementioned material weaknesses in fiscal 2014.

Inherent Limitations

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems' objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by BDO USA, LLP (“BDO”), our independent registered accounting firm for the fiscal years ended December 31, 2013 and December 31, 2012. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described following the table.

	2013	2012
Audit and Audit-related Fees	$421,387	$433,804
Tax Fees	$0	$0
All Other Fees	$0	$12,892
Total Fees	$421,387	$446,696

Audit Fees and Audit-related Fees. These fees generally consist of professional services rendered for the audits of our consolidated financial statements and the effectiveness of our internal control over financial reporting and the review of our financial statements including on our Quarterly Reports on Form 10-Q for the 2013 and 2012 fiscal years. The audit-related fees generally consist of interim procedures related to the performance of our audit or review of our financial statements that are traditionally performed by the independent registered public accounting firm and attendance at Audit Committee meetings.

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

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by BDO in 2013 and 2012 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with BDO maintaining its independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description

Number	Description
2.1	Agreement and Plan of Merger between Elephant Talk Communication Corp. a Delaware corporation and Elephant Talk Communications, Inc., a California corporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed dated July 26, 2011).
3.1	Certificate of Merger (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K dated October 4, 2011).
3.2	Certificate of Incorporation of Elephant Talk Communication Corp., a Delaware corporation.(*)
3.3	By-Laws (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A dated July 26, 2011).
10.1	Amendments to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, and May 27, 2009 by and between QAT II Investments S.A. and the Company, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 2, 2009).
10.2	Amendment to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, May 27, 2009, July 1, 2009 and July 8, 2009 by and between QAT II Investments S.A. and the Company, dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 21, 2009).
10.3	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company and the stockholders of ValidSoft Limited other than Enterprise Ireland (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated March 23, 2010).
10.4	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K dated March 23, 2010).
10.5	Securities Purchase Agreement by and among the Company and certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.6	Form of Senior Secured Convertible Note issued to certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.7	Security Agreement by and among the Company and its subsidiaries and certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.8	Form of Escrow Agreement by and among the Company, certain purchasers and The Wells Fargo Bank, National Association, dated March 29, 2012 (incorporated by reference to Exhibit 10.31 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.9	Subsidiary Guaranty by and among the Company and its subsidiaries and certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.10	Registration Rights Agreement by and among the Company and certain purchasers, dated March 30, 2012 (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.11	Contract between Vodafone Enabler Espana, S.L. and Elephant Talk Europe Holding, B.V., dated November 1, 2013.(*)(#)
11.1	Statements related to Computation of Ratios.(*)
21.1	Subsidiaries of the Registrant.(*)
22.1	Consent public accounting firm BDO USA, LLP.(*)
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)(**)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)(**)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)(**)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)(**)

101.INS	XBRL Instance Document.(***)
101.SCH	XBRL Taxonomy Extension Schema Document.(***)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(***)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(***)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(***)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(***)

*	Filed Herewith
**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
#	Confidential treatment will be requested with request to certain portions of this exhibit. Omitted portions will be submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

By:	/s/ Steven van der Velden
Name:	Steven van der Velden
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person		Capacity	Date

/s/ Steven van der Velden	Chairman of the Board and Director (Principal Executive Officer)		March 31, 2014
Steven van der Velden

/s/ Mark Nije	Chief Financial Officer (Principal Financial and Accounting Officer)		March 31, 2014
Mark Nije

/s/ Johan Dejager	Director		March 31, 2014
Johan Dejager

/s/ Rijkman Groenink	Director		March 31, 2014
Rijkman Groenink

