Form 10-K/A
period 2013-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2014-04-30
CIK 1084384

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2014 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

Elephant Talk Communications Corp. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 which was originally filed on March 31, 2014 (the “Original Filing”), to amend and restate parts of Part I (Risk factors), Part II (Item 5, Item 7 and Item 8), and incorporates in its entirety Part III (Items 10, 11, 12 and 13).

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

Form 10-K/A

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

Materials filed with the SEC can be read and copies made at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1 800 SEC 0330 for further information about the Public Reference Room. The SEC also maintains a website, www.sec.gov containing the reports, proxy and other information filed with the SEC.

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

As of December 31, 2013 there are 34,479,773 options, 37,247,889 warrants and convertible notes to purchase 9,635,838 shares of our Common Stock outstanding. All of the shares issuable from exercise have been registered and are freely traded. Options are exercisable at exercise prices between $0.60 and $3.39, warrants are exercisable at exercise prices between $0.887 and $2.21 and the convertible notes are convertible at the price of $0.887. If and when these securities are exercised into shares of our Common Stock, the number of our shares of Common Stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our Common Stock and the market price of our Common Stock.

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

As of December 31, 2013 Steven van der Velden, Johan Dejager, Rijkman Groenink, Martin Zuurbier, Mark Nije, and Alex Vermeulen, and certain other of our directors and executive officers, their affiliates, beneficially owned or controlled approximately 35.1% of our outstanding Common Stock. In particular, as of December 31, 2013, Rising Water Capital AG, an entity affiliated with the certain of the aforementioned individuals, beneficially owned 18.6% of our Common Stock and QAT II Investments SA, another entity affiliated with certain of our officers and directors, beneficially owned 3.6% of our outstanding stock and hold 13,353,497 warrants that upon satisfaction of various conditions can be converted into Common Stock. QAT Investments SA (“QAT”), another entity affiliated with certain of our officers and directors, is the owner of 51.3% of Rising Water Capital AG. If those stockholders act together, they will have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our Common Stock. These stockholders may make decisions that are adverse to your interests

We have no dividend history and have no intention to pay dividends in the foreseeable future.

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

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2006 Plan (1): 0 2008 Plan (2): 34,479,773	2006 Plan: n/a 2008 Plan: $1.47	2006 Plan: 103,450 2008 Plan: 8,247,057
Equity compensation plans not approved by security holders	-	-	-
Total	34, 479,773	-	8,350,507

(1)	S-8 Filed July 21, 2006.
(2)	S-8 Filed July 11, 2008. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 5,000,000 to 23,000,000, and the increase of the total number of shares available to be issued under the 2008 Plan from 23,000,000 to 46,000,000.

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

Company milestone overview

Recent milestones for mobile product line:

•

On December 13, 2013, we announced that we have signed a 5-year extension with our MNO client Vodafone Enabler España, S.L. (“VEE”), with an average 13% increase on hosting fees. Although our contract with VEE provides for a mechanism to assure continuous prepayments of approximately $10 million for the duration of the contract, we are still discussing with VEE how to effectuate that part of the extension to the contract. We currently have some differences of opinion with VEE regarding the interpretation and execution of this part of the contract, and based on this fact the advancing by VEE is highly unlikely to happen in the near future. Therefore, we are currently working with several financial institutions to assist us in gaining the pre-payment utilizing the new VEE contract.

•	On September 10, 2013, we announced that we had begun to recognize revenue from our recently signed 5-year contract with Iusacell, an MNO in Mexico that extends through 2018. Recently, the first 600,000 customers have been migrated, and substantial further migrations are expected over the next couple of months. The platform will ultimately be able to host between 10 million and 20 million of Iusacell subscribers and its MVNO customers.

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

Adjusted EBITDA

In order to provide our stockholders with additional information regarding our financial results, we are disclosing Adjusted EBITDA, a non-GAAP financial measure. We employ Adjusted EBITDA, defined as earnings before provision for income taxes, depreciation and amortization, stock-based compensation, interest income and expenses, interest expense related to debt discount and conversion feature, change in the fair value of conversion feature, loss on extinguishment of debt, changes in fair value of warrant liabilities, other income & (expense), impairment of related party loans, amortization of deferred financing costs, equity in earnings of unconsolidated joint venture and intangible assets impairment charge, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding the desired results. Accordingly, we believe that Adjusted EBITDA provides useful information for stockholders and others to allow them to better understand and evaluate our operating results.

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

31

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

Item 8.  Financial Statements and Supplementary Data

ELEPHANT TALK COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, BDO USA, LLP	40-41

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 AND 2012	42

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011	43

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011	44

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011	45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	46-76

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

The accompanying notes are an integral part of these consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

REVENUES	$22,827,261	$29,202,188	$32,232,981

COST AND OPERATING EXPENSES
Cost of service	7,149,153	20,819,327	28,723,265
Selling, general and administrative expenses	26,533,283	24,186,278	23,408,554
Depreciation and amortization	6,601,246	5,710,396	5,254,708
Intangible assets impairment charge	-	-	522,726
Total cost and operating expenses	40,283,682	50,716,001	57,909,253

LOSS FROM OPERATIONS	(17,456,421)	(21,513,813)	(25,676,272)

OTHER INCOME (EXPENSE)
Interest income	103,627	248,017	106,721
Interest expense	(1,064,999)	(780,852)	(201,184)
Interest expense related to Debt Discount and conversion feature	(2,069,649)	(1,089,126)	-
Change in fair value of conversion feature	232,267	2,387,326	-
Loss on extinguishment of debt	(2,005,100)	-	-
Change in fair value of warrant liabilities	479,322	-	-
Other Income & (expense)	(302,112)	-	460,000
Impairment of related party loans	-	(1,060,784)	-
Amortization of deferred financing costs	(248,851)	(531,792)	-
Net loss from joint venture	-	(501,776)	-
Total other income (expense)	(4,875,495)	(1,328,987)	365,537

LOSS BEFORE PROVISION FOR INCOME TAXES	(22,331,916)	(22,842,800)	(25,310,735)
Benefit/ (provision) for income taxes	200,301	(289,136)	-
NET LOSS	(22,131,615)	(23,131,936)	(25,310,735)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	1,001,959	411,205	(624,275)
	1,001,959	411,205	(624,275)
COMPREHENSIVE LOSS	$(21,129,656)	$(22,720,731)	$(25,935,010)

Net loss per common share and equivalents - basic and diluted	$(0.18)	$(0.21)	$(0.24)

Weighted average shares outstanding during the period - basic and diluted	126,259,634	111,322,029	104,326,066

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Description	Common Shares	Common Amount	Other compre- hensive income (loss)	Accum- mulated Deficit	Total stock- holders Equity
Balance - December 31, 2010	88,660,848	$183,825,664	$(519,020)	$(154,818,436)	$28,488,208

Shares issued related to Convertible Notes 2009 (to be issued in 2010)	2,210,367	-	-	-	-
Shares issued for warrant exercises	18,063,551	25,489,729	-	-	25,489,729
Shares issued for employee stock option exercises	786,672	1,255,237	-	-	1,255,237
Shares issued to consultants	303,506	737,611	-	-	737,611
Shares issued for board & management compensation	500,287	1,343,208	-	-	1,343,208
Shares to be issued	-	5,269	-	-	5,269
Warrant solicitation fee	-	(1,052,897)	-	-	(1,052,897)
Stock Options compensation expense	-	4,697,305	-	-	4,697,305
Expenses attributable to share issuances	-	(112,227)	-	-	(112,227)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	(624,275)	-	(624,275)
Other	-	-	-	800	800
Net Loss	-	-	-	(25,310,735)	(25,310,735)
Balance - December 31, 2011	110,525,231	216,188,899	(1,143,295)	(180,128,371)	34,917,233

Shares issued for warrant exercises	595,000	650,000	-	-	650,000
Shares issued for employee stock option exercises	464,972	519,425	-	-	519,425
Shares issued for board & management compensation	499,121	1,144,498	-	-	1,144,498
Shares issued for acquisitions	134,044	300,272	-	-	300,272
Shares returned by former CFO	(300,000)	-	-	-	-
Shares to be issued	-	50,100	-	-	50,100
Stock Options compensation expense	-	5,220,793	-	-	5,220,793
Expenses attributable to share issuances	-	(79,642)	-	-	(79,642)
Warrant solicitation fee	-	(28,438)	-	-	(28,438)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	411,205	-	411,205
Net Loss	-	-	-	(23,131,936)	(23,131,936)
Balance - December 31, 2012	111,918,368	223,965,907	(732,090)	(203,260,307)	19,973,510
Shares issued for warrant exercises	5,596,459	3,200,590	-	-	3,200,590
Shares issued for employee stock option exercises	809,737	529,648	-	-	529,648
Shares issued for board & management compensation	775,985	758,964	-	-	758,964
Shares issued for acquisitions	1,250,000	1,455,000	-	-	1,455,000
Shares issued to consultants	200,000	152,000	-	-	152,000
Shares issued for rental termination settlement	400,000	468,000	-	-	468,000
Shares issued for 2013 SPA	17,425,621	12,000,000	-	-	12,000,000
Shares issued for small SPA	250,000	225,000	-	-	225,000
Shares issued for conversion of cancelled loan	1,840,631	1,306,848	-	-	1,306,848
Shares to be issued	-	(323,987)	-	-	(323,987)
Amortization of Stock Options expense	-	7,764,830	-	-	7,764,830
Expenses attributable to share issuances	-	(790,498)	-	-	(790,498)
FMV Warrants issued in relation to SPA closings and issued as Warrant liability	-	(5,636,315)	-	-	(5,636,315)
FMV of Warrants issued classified as Debt Discount	-	1,398,121	-	-	1,398,121
FMV of Beneficial Conversion Feature classified as Debt Discount	-	1,105,809	-	-	1,105,809
FMV of Beneficial Conversion Feature classified as debt discount	-	1,132,404	-	-	1,132,404
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	1,001,959	-	1,001,959
Net Loss	-	-	-	(22,131,615)	(22,131,615)
Balance - December 31, 2013	140,466,801	$248,712,321	$269,869	$(225,391,922)	$23,590,268

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,131,615)	$(23,131,936)	$(25,310,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,601,246	5,710,396	5,254,708
Provision for doubtful accounts	22,005	117,394	318,443
Stock based compensation	8,515,391	6,302,141	6,319,314
Loss on Extinguishment of Debt	2,005,100	-	-
Net loss from joint venture	-	501,776	-
Amortization of shares issued for consultancy	-	-	499,591
Change in fair value of conversion feature	(232,267)	(2,387,326)	-
Change in fair value of warrant liability	(479,322)	-	-
Amortization of deferred financing costs	248,851	531,792	-
Interest expense relating to debt discount and conversion feature	2,069,649	1,089,126	-
Loans to related party impairment charge	-	1,060,784	-
Unrealized foreign currency translation gain (loss)	302,112	-	-
Intangible assets impairment charge	-	-	522,726
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	1,052,257	(1,040,074)	-
Decrease (increase) in accounts receivable	(82,763)	1,292,883	(1,372,719)
Decrease (increase) in prepaid expenses, deposits and other assets	(465,026)	(247,443)	782,920
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(3,415,032)	272,500	(140,229)
Increase (decrease) in deferred revenue	(118,786)	114,673	142,309
Increase (decrease) in accrued expenses and other payables	140,514	1,014,042	(1,587,264)
Net cash used in operating activities	(5,967,686)	(8,799,272)	(14,570,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,898,169)	(2,224,923)	(7,721,307)
Restricted cash	-	-	49
Cash received from acquisition of subsidiary	-	36,188	-
Impairment of related party loans	-	(1,060,784)	-
Payments for acquisition	-	-	(347,758)
Loan to joint venture party	-	(146,496)	-
Loan to third party	(163,542)	(111,023)	(448,195)
Net cash used in investing activities	(6,061,711)	(3,507,038)	(8,517,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	1,290,790	-	-
Proceeds from Share Purchase Agreement – unregistered securities	225,000	-	-
Proceeds from Share Purchase Agreement – Registered Direct	7,500,000	-	-
Proceeds from Share Purchase Agreement – Related Party	4,500,000	-	-
Proceeds from 10% Affiliate Loan	2,652,600	-	-
Proceeds from 10% 3rd Party Loan	5,305,200	-	-
Deferred financing costs	-	(543,437)	-
Proceeds from 8% Convertible Note, net of OID	-	8,000,000	-
Restricted cash	-	(2,273,720)	-
(Payments on) proceeds from convertible note installment payments and interest	(8,642,149)	1,531,293	-
Cash from Escrow account for principal and interest payments on 8% Convertible Notes	742,427	-	-
Trade note payable	(512,732)	(315,000)	271,915
Proceeds from exercise of warrants & options	581,142	1,081,925	26,808,067
Payment of placement & solicitation fees	(1,362,124)	-	(1,185,741)
Net cash provided by financing activities	12,280,154	7,481,061	25,894,241
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(231,710)	48,941	957,785
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,047	(4,776,308)	3,763,879
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	6,009,576	2,245,697
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,252,315	$1,233,268	$6,009,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$745,096	$504,718	$39,460
Non-cash rent termination settlement	$468,000	$342,006	$-
Share capital issued for acquisitions	$1,180,000	$578,357	$-
Purchase of property and equipment under capital lease agreements	$2,620,182	-	-
Amount of cash paid in taxes	$45,930	$15,858	$31,701

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

In the landline business, and specifically in the Premium Rate Services (PRS), the Company provides technical, operational and financial telecom infrastructure to telecommunication service providers. Revenues are recognized when delivery occurs based on a pre-determined rate, number of calls and number of user minutes that the Company has managed in a given month.

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

Construction in progress for internal use software consists of the cost of software projects in development that has not yet been completed, which are removed from the Income statement and added to the account ‘Construction in progress for internal use software’. The total amount of internally developed software cost capitalized to Property & Equipment during the years ended December 31, 2013, 2012 and 2011 was $3,505,742, $1,731,341 and $1,803,036, respectively. Upon completion of development, the related cost is reclassified to computers, communications, network equipment and software within Property & Equipment, and reclassified from the account ‘Construction in progress for internal use software’, at which point the capitalized costs starts to amortize or depreciate. In 2013, we capitalized $3,338,808, of which $2,029,069 was included in software and $1,309,739 is classified as computer equipment. In 2012, the amount capitalized was $2,401,931, of which $957,016 is classified as software and $1,444,916 as computer equipment.

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

The court entered judgment in favor of Elephant Talk Communications Corp. and against the Bank on December 14, 2011, and awarded the Company $5,925 in costs. The judgment became final on February 16, 2012. The Company continues to accrue for these loans and related interest since its subsidiary ETL in Hong Kong, alleged by the Bank as the contractual party, may be still held liable for these loans.

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

Accrued Selling, General & Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing& sales expenses, and office related expenses.

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

Net losses attributable to non-controlling interests were insignificant for all the years presented.

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

The diluted share base for fiscal 2013, 2012 and 2011 excludes incremental shares related to convertible debt, warrants to purchase Common Stock and employee stock options as follows:

Dilutive Securities	2013	2012	2011
Convertible Notes	9,635,838	2,957,855	-
Warrants	37,247,889	49,778,713	50,765,245
Employee Stock Options	34,479,773	12,181,130	7,727,099
	81,363,500	64,917,698	58,492,344

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

Reconciliation of registered and available shares and/or options as of December 31, 2013:

	Full Year 2013	Total

Registered 2008	-	5,000,000
Registered 2011	-	18,000,000
Approved increase 2013	-	23,000,000
Total Registered under this plan		46,000,000
Shares (issued to):
Consultants	-	325,000
Directors and Officers	189,945	1,196,366
Options exercised	809,737	1,751,804
Options (movements):
Issued and Outstanding		34,479,773
Available for grant at December 31, 2013:		8,247,057

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

During the fourth quarter of 2013, the total authorized shares under the 2008 Plan increased by 23,000,000, and the increase was approved at the Company’s shareholders meeting held at December 18, 2013. Currently a total of 34,479,773 stock options are outstanding at December 31, 2013 under the 2008 Plan. As of December 31, 2013, 325,000 shares of restricted Common Stock were issued to consultants, 1,196,366 shares of Common Stock were issued to directors and officers and another 1,751,804 shares were issued as a result of options that were exercised during the existence of this Plan.  Options awards generally vest immediately or over a three-year period after the grant date. Options generally expire between three and four years from the date of grant.

Common Stock purchase options consisted of the following as of the years ended December 31, 2013, 2012 and 2011:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2010	4,047,598	$1.35	$5,326,631
Granted in 2011	4,644,883	$2.52	$6,751,551
Exercised (with delivery of shares)	(510,095)	$1.14	$(669,775)
Forfeitures (Pre-vesting)	(396,451)	$1.64	$(530,107)
Expirations (Post-vesting)	(17,918)	$0.82	$(23,764)
Exchanged for Cashless exercise	(40,918)	$1.24	$(50,883)
Outstanding as of December 31, 2011	7,727,099	$2.03	$10,803,654
Granted in 2012	6,205,354	$2.24	$6,803,965
Exercised (with delivery of shares)	(431,972)	$1.00	$(403,382)
Forfeitures (Pre-vesting)	(990,821)	$2.29	$(1,327,277)
Expirations (Post-vesting)	(296,251)	$2.23	$(417,475)
Exchanged for Cashless exercise	(32,279)	$1.66	$(40,814)
Outstanding as of December 31, 2012	12,181,130	$2.15	$15,418,672
Granted in 2013	24,496,741	$1.12	$14,107,008
Exercised (with delivery of shares)	(809,737)	$0.66	$(270,682)
Forfeitures (Pre-vesting)	(805,266)	$1.00	$(807,662)
Expirations (Post-vesting)	(556,524)	$1.92	$(648,529)
Exchanged for Cashless exercise	(26,571)	$0.60	$(13,834)
Outstanding as of December 31, 2013	34,479,773	$1.47	$27,784,973

In 2013, options awarded had a weighted average exercise price of $1.12. The grant date fair market value of the options, in the aggregate, was $14,107,008.

The weighted average assumptions used for the options granted in 2013 using the Black-Scholes options model are: expected cumulative volatility of 192% based on calculated annual volatility of 89%, contractual life of 5.1 years, expected option life of 4.7 years (using the simplified method) and a Risk Free Interest Rate of 1.5%. The expected dividend yield is zero.

Following is a summary of the status and assumptions used of options outstanding as of the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Grants
During the year	24,496,741	6,205,354	4,644,883
Weighted Average Annual Volatility	89%	81%	64%
Weighted Average Cumulative Volatility	192%	134%	152%
Weighted Average Contractual Life of grants (Years)	5.11	3.84	9.66
Weighted Average Expected Life of grants (Years)	4.73	2.69	5.60
Weighted Average Risk Free Interest Rate	1.5017%	0.4553%	1.8993%
Dividend yield	0.0000%	0.0000%	0.0000%
Weighted Average Fair Value at grant-date	$0.58	$1.10	$1.45

Options Outstanding
Total Options Outstanding	34,479,773	12,181,130	7,727,099
Weighted Average Remaining Contractual Life (Years)	4.68	5.34	7.81
Weighted Average Remaining Expected Life (Years)	4.91	5.02	6.93
Weighted Average Exercise Price	$1.47	$1.73	$2.03
Aggregate Intrinsic Value (all options)	$(8,189,063)	$(13,972,731)	$6,801,540
Aggregate Intrinsic Value (only in-the-money options)	$6,312,036	$100,611	$4,870,394

Options Exercisable
Total Options Exercisable	18,180,371	4,358,510	1,284,547
Weighted Average Exercise Price	$1.62	$1.96	$1.12
Weighted Average Remaining Contractual Life (Years)	3.79	5.97	4.89
Aggregate Intrinsic Value (all options)	$(7,126,025)	$(4,178,337)	$1,966,195
Aggregate Intrinsic Value (only in-the-money options)	$3,091,811	$100,465	$1,899,945

Unvested Options
Total Unvested Options	16,299,402	7,847,207	6,509,442
Weighted Average Exercise Price	$1.21	$2.25	$2.21
Forfeiture rate used for this period ending	11.074%	10.673%	6.509%

Options expected to vest
Number of options expected to vest corrected by forfeiture	15,553,067	7,009,645	6,085,741
Unrecognized stock-based compensation expense	$8,787,636	$3,014,397	$3,109,478
Weighted Average remaining contract life (Years)	5.68	4.99	8.69

Exercises
Total shares delivered/issued	809,737	431,972	510,095
Weighted Average Exercise Price	$0.66	$1.00	$1.14
Intrinsic Value of Options Exercised	$306,883	$177,547	$755,991

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

Income tax benefit/(expense) for the period ended December 31, 2013 and December 31, 2012 is summarized as follows:

	December 31, 2013	December 31, 2012
Current:
Federal	$	$
State	-	-
Foreign	200,301	(289,136)

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Income tax (benefit)/expense	$200,301	$(289,136)

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

The Company does not currently anticipate recording any amount for unrecognized tax benefits within the next 12 months. The following table summarizes the 2012 and 2013 activity related to the unrecognized tax benefits and related tax carry forward:

Balance at December 31, 2011	$20,000
Decreases related to prior year tax positions	$(10,000)
Increases related to current year tax positions	$279,136
Balance at December 31, 2012	$289,136
Increases related to prior year tax positions	$-
Decreases related to prior year tax positions	$(289,136)
Increases related to current year tax positions	$-
Balance at December 31, 2013	$-

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

Note 32: Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Year ended December 31, 2013
	Q1	Q2	Q3	Q4

REVENUES	$6,596,500	$4,994,145	$5,204,982	$6,031,634
Cost of service	3,548,277	1,465,517	1,080,174	1,055,185
	3,048,223	3,528,628	4,124,808	4,976,449
Selling, general and administrative expenses – Note 32a	5,907,974	7,472,772	5,442,869	7,709,668
LOSS FROM OPERATIONS	(4,179,739)	(5,780,375)	(2,861,748)	(4,634,559)
Adjusted EBITDA- Note 32b	(1,448,841)	(949,095)	(84,896)	143,048
NET LOSS	(5,137,923)	(7,692,561)	(3,225,592)	(6,075,540)
Net loss per common share and equivalents - basic and diluted	(0.05)	(0.06)	(0.02)	(0.04)

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

Name	Age	Position(s) Held	Director Since
Steven van der Velden	58	Chairman of the Board, President, Chief Executive Officer	2006
Johan Dejager	54	Director	2006
Geoffrey Leland (1)(2)(3)	44	Director	2014
Rijkman Groenink (1)(2)(3)	64	Director	2011
Carl Stevens (1)(2)(3)	67	Director	2014

(1)	Currently a member of the Audit and Finance Committee.
(2)	Currently a member of the Nominating and Corporate Governance Committee.
(3)	Currently a member of the Compensation Committee.

Steven van der Velden has been a director since October 24, 2006 and our Chairman, President and Chief Executive Officer since October 30, 2006. Mr. van der Velden has experience in consultancy, logistics, real estate development, telecommunications, e-commerce and investment management. He founded his first consultancy firm in 1983 and since then Mr. van der Velden has started over a dozen companies. Mr. van der Velden is involved in various Information Communication Technology ventures throughout Europe, North America and the Far East, and currently serves as Chairman of the Board of Q.A.T. Investments SA in Luxembourg. In 2000, he co-founded E-commerce Park NV, which has developed a 50,000 sq. ft. data centre and Internet hosting facility, located on top of the various fiber optic landing points in Curacao. In 1994, Mr. van der Velden co-founded the ITA International Telemedia Association, known today as the Network for Online Commerce, and served as its first Chairman. In the same year, he co-founded InTouch Telecom SA/NV to offer a wide range of business and consumer telecom applications to the Belgian Market, and served as its CEO until the company was sold to Global TeleSystems, Inc. in 1999.  From 1988 until 1992, he served as the first Managing Director of Antillephone NV. Currently, he is a Director of Unicom NV. Between 1986 and 1988, Mr. van der Velden co-headed a team of 16 consultants, which advised on and implemented a wide range of measures to balance budgets and to restructure the internal organizations of the governments of both the Dutch Antilles and the island of Curacao. Mr. van der Velden earned his Master’s Degree in Business Administration from Rotterdam School of Management, the Netherlands, and a Master’s Degree in Law from Leiden University, the Netherlands.

Mr. van der Velden is well qualified to serve on our Board because of his 30 years of experience in management, 20 of which have been in telecommunications. In addition, Mr. van der Velden was selected because he is our Chief Executive Officer.

Johan Dejager has been a director since October 24, 2006. Mr. Dejager is managing director and owner of Osta Carpets, a specialized niche producer of area rugs with production plants in Belgium and a distribution center in Barcelona, and Gaverdal, a finishing plant for the carpet industry. He is also Managing Director of Ligne Pure, a company specialised in the design and manufacturing of handmade carpets for the decorator market. Mr. Dejager serves as a member of the board of directors of Q.A.T. Investments SA. In addition, he is a stockholder and director of Keyware, a provider of identity-related solutions and services, and of SPARNEX, an engineering company developing and industrializing DSL products for the telecom industry. Mr. Dejager is a member of the Board of Directors of FEBELTEX (the Federation of the Belgian Textile Companies). As Vice-President of FEEBELTEX, Mr. Dejager is in charge of the subdivision of interior textiles. Mr. Dejager holds a Bachelor’s degree and a Master’s degree in Commercial Engineering from the University of Leuven, Belgium and an MBA from Insead Fontainebleau, France.

Mr. Dejager is well qualified to serve on our Board because of his experience in private equity and as representative of our large stockholder Q.A.T. Investments SA.

Geoffrey Leland has served as a director since April 1, 2014. Mr. Leland is the Founder and Principal of LTR Advisory Limited, a Technology, Media and Telecommunications focused advisory company, since 2011. From 2000 to 2011, Mr. Leland was a member of the technology and telecoms team at Apax Partners SA, serving as Senior Associate, Principal, and Senior Principal. From 1998 to 2000, he served as a Senior Associate at Cowen's London-based Technology Corporate Finance division. Prior to that, Mr. Leland worked in the Mergers and Acquisitions Division at Paribas in 1997. He started his career at Associés en Finance in Paris in 1993 until 1996. Mr. Leland served as a director of Vizada (which was acquired by The EADS Group), Odyssey Financial Technologies (which was acquired by Temenos), and Aims Software (which was acquired by SmartFocus US Inc.), as well as board observer of Cartesis (which was acquired by Business Objects), CCMX (merged with Cegid), DxO Labs, and Avisium (merged with Hubwoo). Mr. Leland received an M.B.A., with distinction (Beta Gamma Sigma) from UC Berkeley's Haas School and an undergraduate Bachelor's degree from the University of Pennsylvania.

Mr. Leland is well qualified to serve on the Board because of his significant experience in private equity related transactions as well as his experience in the technology and telecommunications sectors. There are no family relationships between Mr.Leland and any director or executive officer of the Company.

Rijkman Groenink, has served as a director since April 1, 2011. Mr. Groenink’s career spans nearly 35 years at ABN Amro, starting in 1974 at Amro, prior to its merger with ABN in 1991. He served for more than seven years as Chairman of the Managing Board of ABN Amro Holding NV. Under Groenink’s leadership the bank was streamlined to focus on its core activities, while bolstering its operations through successful acquisitions, such as Banco Sudameris in Brazil, Delbrück & Co. and Bethmann Maffei in Germany, Michigan National and Banca Antonveneta. Mr. Groenink was elected European Banker of the Year in 2005. In November 2007 he left as Chairman at ABN Amro, following the acquisition of the bank by a consortium of banks, comprising of RBS, Fortis and Santander. He is currently a partner at Atlas N.V., an investment vehicle and serves on a number of US Supervisory Boards, mostly in the capacity as non-executive chairman.  Mr. Groenink received a law doctorate from the University of Utrecht, a Diploma in Business Administration from Manchester Business School, and a M.B.A. (honoris Causa) in International Business from the MIB School of Management in Trieste, Italy. Mr. Groenink received a royal knighthood, when he was appointed Officer in the Order of Oranje-Nassau by Her Majesty Queen Beatrix in 2006.

Mr. Groenink is well qualified to serve on our Board because of his experience as executive chairman in international banking and corporate finance and because he is independent.

Carl D. Stevens has served as director since April 1, 2014. Mr. Stevens currently manages personal investments. From January 2006 to July 2011, Mr. Stevens was a member of the compensation committee of the board of directors of Diamondhead Casino Corporation. In June 2001, Mr. Stevens was named CEO and President of Cogient Corporation, a medical software and services provider. Mr. Stevens resigned as CEO of Cogient Corporation in January 2004 to manage his investments. From 1999 to 2001, Mr. Stevens was Division President of Infocast Corporation Inc. Mr. Stevens headed the Company’s efforts in the e-Learning and Virtual Contact Center divisions. From 1997 to 1999, Mr. Stevens served as President and CEO of ITC Corporation, a NASDAQ listed company, a publisher and distributor of multimedia training materials with worldwide sales. Mr. Stevens spent 26 years with the IBM Corporation, listed on the New York Stock Exchange, in various sales and management positions, including Branch Manager, Atlanta, Georgia. The Branch was responsible for the Southeast United States. Mr. Stevens also served as Program Director for Public Sector Sales for the United States and was the founder and manager of IBM’s National Distribution Divisions Contract Compliance Department. Mr. Stevens attended Indiana University where he majored in business administration. Mr. Stevens is a veteran of the United States Air Force.

Mr. Stevens is well qualified to serve on the Board of Directors because of his executive level experience as well as valuable knowledge he brings regarding the issues facing a board of directors. There are no family relationships between Mr. Stevens and any director or executive officer of the Company.

CORPORATE GOVERNANCE

Board Committees

Our Board of Directors has established three standing committees—Audit and Finance, Compensation, and Nominating and Corporate Governance. All committees operate under a charter that has been approved by the Board of Directors and which is available free of charge on our website, www.elephanttalk.com.

Audit and Finance Committee

Our Board of Directors has an Audit and Finance Committee, or Audit Committee, presently composed of Messrs. Leland, Groenink and Stevens. Mr. Groenink will continue to serve as acting Chairman until we submit our Quarterly Report on Form 10-Q with the SEC for the fiscal quarter ended March 31, , 2014. Effective upon the submission of this filing, Mr. Leland will serve as the Chairman of the Audit and Finance Committee. The Board of Directors has determined that Mr. Leland is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit and Finance Committee met six times during 2013 and also acted by unanimous written consent 6 times. Each of the then-current members was present at all of the Audit and Finance Committee meetings held during 2013.

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee presently composed of Messrs. Groenink (Chairman), Stevens and Leland. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing new potential director nominees to the Board of Directors for consideration. The Nominating and Corporate Governance Committee met two times in 2013 and has a charter which is reviewed annually. Each of the then-current committee members was present at all of the Nominating and Corporate Governance Committee meetings held during 2013. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NYSE MKT. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. To recommend a nominee, please write to the Nominating and Corporate Governance Committee, c/o Alex Vermeulen, Elephant Talk Communications Corp., 3600 NW 138TH St., STE 102, Oklahoma City, OK 73134. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria it considers generally, discussed in this Form 10-K under the heading entitled “Director and Officer Qualifications.” During 2013, we did not pay any fees to any third parties to assist in the identification of nominees On October 28, 2013, two stockholders, beneficial owners of more than 5%, in the aggregate, of our Company, proposed two individuals for election to the Board. Based on the review of the two proposed nominees, and recommendation by our Nominating and Governance Committee, our Board determined that we would re-nominate our Board’s then-current directors at the 2013 annual meeting of stockholders. The stockholders did not provide written consent with their nominations.

Compensation Committee

Our Board of Directors also has a Compensation Committee composed of Messrs. Groenink, Leland and Stevens (Chairman). The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as Company benefit and insurance plans. The Compensation Committee met seven times during 2013. Each of the then committee members was present at all of the Compensation Committee meetings held during 2013.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2013, the Compensation Committee we did not engage any such compensation consultants or advisers.

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

Our officers and Board of Directors are composed of a diverse group of leaders. In their prior positions they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management and leadership development. Most of our officers and directors also have experience serving on boards of directors and board committees of other public companies or private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges and strategies.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors determines what corporate leadership structure it deems appropriate for the Company based on factors such as the experience of the applicable individuals, the current business environment of the Company, the current stage of development and commercialization of our business, as well as other relevant factors.

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

Attendance at Board, Committee and Stockholder Meetings

Our Board of Directors met in person and telephonically fourteen times during 2013 and also acted by unanimous written consent 9 times. Each of the re-elected members of our Board of Directors was present at 75% or more of the Board of Directors meetings held. In 2013, Mr. van der Velden was the only current director who attended the annual stockholder meeting. We have encouraged, but do not require, that all of our directors will be in attendance at the Annual Meeting either in person or by remote communication. In addition, we have encouraged, but do not require, our directors to attend future annual stockholder meetings in person.

Executive Officers

Listed below are the names of the directors, executive officers and significant employees of the Company, their ages as of April 1, 2014 and positions held:

Name	Age	Position(s) Held
Steven van der Velden	58	Chairman of the Board, Chief Executive Officer and President
Martin Zuurbier	54	Chief Operational Officer
Floris van den Broek	49	Vice President
Mark Nije	51	Chief Financial Officer
Patrick Carroll	55	Executive Chairman – ValidSoft (our subsidiary)
Paul Burmester	50	Chief Executive Officer – ValidSoft (our subsidiary)
Alex Vermeulen	59	General Counsel

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

Floris van den Broek is Vice President of our Mobile Platform business since December, 2013. Mr. van den Broek’s interest is in accelerating growth in Telecoms and IT business and he has been in that field for his entire career. From September 2010 until December 2013, Mr. Van den Broek was Chief Commercial Officer of Software Improvement Group (SIG), an international software and IT company. Mr. van den Broek was also Vice President and general manager Telecom from 2005 to 2008 and VP International Home Healthcare form 2008 – 2010 at Philips Electronics NV. , Until 2005, Mr. van den Broek was Managing Director of Level 3 Communications, an international telecom operator company which he founded in the Netherlands and built from scratch in 1999. From 1995 to 1998, he managed the international multilateral business of AT&T, based in New Jersey (USA), where he created and managed foreign operations and local operators in Latin America and Europe.  Mr. van den Broek started at AT&T in sales and delivery of telecom equipment to operators in the Europe, Middle-East and Africa regions. He earned his Masters and PhD in Information Systems at the Technical University Delft (The Netherlands) and an MBA at University of California, Berkeley. Mr. van den Broek was elected Telecom Manager of the Year of the Netherlands in 2004.

Mark Nije was general manager in Europe of Benoit Telecom Group from the end of 2004 through January 1 2007. Mr. Nije was appointed Chief Financial Officer of the Company on December 15, 2008. Mr. Nije has experience in finance, project management, business development, investment management, logistics and telecommunications. Mr. Nije started as project manager and management consultant for Tebodin Consulting Engineers and Reitsma & Wertheim M&A specialists, in the Netherlands. In 1990, he co-founded Logistic Management International NV (LMI), an international cargo transportation and airport handling company at the airport of Curacao, in the Netherlands Antilles. During those years, he served as a board member and vice-chairman of the Curacao Exporters Association. From 2000 to 2002, Mr. Nije was co-founder and director of PickYourGifts BV, an internet start-up. In 2003, he became partner of Q.A.T. Investments SA, the Luxemburg venture capital fund, where he has been active as an investment manager and board member in various ICT related ventures of Q.A.T. Currently, he is member of the Dutch Association of CEOs and Directors (NCD). Mr. Nije earned his Master’s Degree in Business Administration from the Rotterdam School of Management, Erasmus University, the Netherlands, and a Bachelor of Science Degree in Building Construction Management from the University of Reading, United Kingdom.

Mr. Nije is a cousin of the wife of Mr. van der Velden. Other than the aforesaid, there are no family relationships between any director and executive officer.

Patrick Carroll is the Founder and CEO of ValidSoft Limited, which we acquired in 2010. Mr. Carroll served as ValidSoft’s CEO from 2003 until November 2013. Mr. Carroll is currently an executive Chairman of ValidSoft’s board of directors. ValidSoft is a software engineering company that develops advanced security software solutions to help global institutions counter the most sophisticated card and electronic fraud consistent with leading independent research thinking.  Prior to founding ValidSoft, Mr. Carroll was employed as Head of Electronic Trading Technology in Europe for Goldman Sachs International, where his responsibilities included technical strategy related to Electronic Trading, Client Connectivity and Straight Through Processing (STP).  Mr. Carroll has over 25 years of extensive financial services and technical experience and has previously worked in a senior capacity at J.P Morgan, Credit Suisse Financial Products and Bankers Trust Company.

Paul Burmester was appointed as the CEO of our subsidiary, ValidSoft Limited, in November 2013.  Since January 2011, Mr. Burmester has been a strategic advisor, angel investor, and mentor for a number of early, mid, and late stage new technology companies, mentoring and giving strategic advice and support as required in order to drive such companies to market success. Mr. Burmester also advises several Private Equity, Venture Capital, and Incubator funds with regard to their technology investments. From February 2012 through February 2013, Mr. Burmester was the Senior Vice President and General Manager at MobiTV, a privately funded San Francisco-based company, undertaking a one-year contract to build and execute an international strategy in Europe, the Middle East, and Africa. From July 2006 through April 2010, Mr. Burmester was the Chief Commercial Officer and Executive Vice President of Sales and Marketing at SpinVox, which was sold to Nuance in December 2009.

Alexander Vermeulen In 2006, Mr. Vermeulen started working for the Company as consultant and, in 2007, he joined the Company full time as General Counsel. Mr. Vermeulen worked for twenty years as a manager of ING, one of Europe’s leading financial groups. He served amongst others as General Manager in the Caribbean and as a General Manager of Postbank Insurances, a leading direct underwriter in the Netherlands. In Italy, he was responsible for all the life insurance activities of ING and was a director of various ING entities, including the fund investment company, ING Investment Management Italia S.G.R., S.p.A. In 2003 Mr. Vermeulen started his own consulting company in Italy, initially with advisory services in the life insurance market and broadening later on to other sectors. Mr. Vermeulen holds a Master’s degree in Law from Leiden University, the Netherlands.

None of our directors or executive officers has been involved in any legal proceeding enumerated in Regulation S-K Item 401 within the time periods described in that regulation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2013, there were untimely filed Forms 3, 4 and 5 as outlined herein, specifically: (i) four reports on Form 4 covering eight transactions filed by Patrick Carroll; (ii) three reports on Form 4 covering three transactions filed by Rijkman Groenink; (iii) four reports on Form 4 covering seven transactions filed by Phil Hickman; (iv) three reports on Form 4 covering three transactions filed by Charles Levine; (v) two reports on Form 4 covering six transactions filed by Q.A.T. II Investments SA; (vi) one report on Form 4 covering four transactions and one report on Form 5 filed by Steven van der Velden; (vii) two reports on Form 4 covering three transactions by Johan Dejager; (viii) one report on Form 4 covering one transaction and one report on Form 3 by Paul Burmester; (ix) one report on Form 4 covering one transaction by Alex Vermeulen; (x) one report on Form 4 covering four transactions by Mark Nije; and (xi) one report covering four transactions by Mark Zuurbier. In addition, the Company has become aware that (a) Q.A.T. Investments SA has not filed a report on Form 4 or Form 5 pertaining to certain sales, the acquisition of certain convertible notes and warrants by Q.A.T. Investments SA and the issuance of warrants to QMG in connection with a financing of the Company; and (b) Q.A.T. II Investments SA. has not filed a Form 4 reporting certain sales.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

This discussion and analysis of compensation arrangements with our named executive officers is intended to provide context for the decisions underlying the compensation paid to our named executive officers for the fiscal year ended December 31, 2013 and should be read together with the compensation tables and related disclosures set forth below.

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

In 2011, the Compensation Committee gathered information from independent sources to determine a list of appropriate peer companies, compensation ranges for the executive officers and recommendations. The Compensation Committee reviewed the recommendations and approved the 2011 compensation to our named executive officers with no changes. In 2013, the Compensation Committee determined compensation based on recommendations from the Chief Executive Officer and the information from its 2011 review of appropriate peer companies.

Our named executive officers are permitted to elect to receive payment of base salary and bonuses in cash or in shares of our common stock. In 2013, Mr. van der Velden and Mr. Carroll elected to receive common stock in lieu of a portion of their base salary. In addition, our Compensation Committee approved certain stock option awards for our named executive officers in line with our policy to provide equity awards as a component of overall compensation. For more information, see the Outstanding Equity Awards at Fiscal Year-End.

Consideration of 2012 “Say on Pay” Advisory Vote

At our 2012 annual meeting of stockholders, at an advisory stockholder vote on executive compensation, approximately 64% of the shares that were voted by our stockholders approved our executive compensation described in our proxy statement for the 2012 annual meeting of stockholders filed with the Securities and Exchange Commission on August 23, 2012. The Compensation Committee viewed the results of this vote as a confirmation that the Company’s stockholders support the compensation policies and practices of the Company. At the 2012 annual meeting of stockholders, it was also decided that such a vote should be done only every 3 years; a next vote will therefore be at the 2015 annual meeting of stockholders.

Incentive Bonus for Named Executive Officers

It is the Compensation Committee’s objective to have a substantial portion of each named executive officer’s compensation contingent upon the achievement of corporate objectives. At the beginning of each year, our Chief Executive Officer discusses corporate objectives with the Compensation Committee to be used in the bonus plan. The Compensation Committee reviews the objectives with the Chief Executive Officer and then determines which objectives will be approved and in effect for such fiscal year. In 2013, the Compensation Committee approved the corporate objectives with modifications from the objectives suggested by our Chief Executive Officer. In 2013, each of our named executive officers was eligible to receive a cash bonus, subject to satisfaction of the corporate objectives, of up to a percentage of their base salary as set forth below:

• Steven van der Velden (President and CEO): 60%

• Martin Zuurbier (Chief Operating Officer and Chief Technology Officer): 50%

• Patrick Carroll (Chairman ValidSoft): 50%

• Mark Nije (Chief Financial Officer): 40%

• Alex Vermeulen (General Counsel): 35%

The target bonus amounts are established by the Compensation Committee at the beginning of each year and are based primarily on the Compensation Committee’s understanding of the compensation arrangements for similar positions in the industry. The bonus amounts may be paid in cash, common stock or a combination thereof as determined by the Compensation Committee.

At the end of the year, our Chief Executive Officer evaluates the achievement of the corporate objectives and then recommends an incentive award or bonus for each of the executive officers to the Compensation Committee. In 2013, the corporate objectives on which bonuses will be determined for our named executive officers are as follows:

• Cash flow 33.3%

• Revenue 33.3%

• Deal closure 33.3%

It was determined that Cash Flow and Revenue targets will only count if the target is met in full. If the Revenue target were to be exceeded, the bonus for this category would have been raised pro rata with a cap of 100%. For 2013, the Compensation Committee’s final review of the corporate objectives and the extent to which such corporate objectives were satisfied by the named executive officers is pending at this time.

We believe the structure of the corporate objectives, set by the Compensation Committee, along with overall company performance, creates incentives that align management’s interests with the interests of our stockholders.

Any bonus allocation on performance levels of any executive officer is only determined after the completion of the applicable fiscal year and such bonus allocation is based on achieved targets and overall performance for that fiscal year. It is out policy that no portion of any incentive awards is paid until the completion of the fiscal year for which the award is determined. We believe this helps to prevent the need for adjustment or recovery of incentive award payments based on the Compensation Committee’s review of actual results and satisfaction of corporate objectives.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Respectfully submitted,
The Compensation Committee of the Board of Directors
/s/ Rijkman Groenink
/s/ Geoffrey Leland
/s/ Carl Stevens

Compensation of Executive Officers Summary Table

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2013, 2012 and 2011. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, Chief Operations Officer, Chief Financial Officer, the Executive Chairman and Chief Executive Officer of ValidSoft, the Vice-President Platform Business and General Counsel.

SUMMARY COMPENSATION TABLE

Name and principle position	Year	Salary ($)(1)		Bonus ($)			Stock Awards ($)(1)		Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Steven van der Velden	2013	$299,445	a	$-	$	f	-		$1,268,999	g1	$12,742	n	$1,581,186
(President and Chief Executive Officer)	2012	$295,307	a	$-			$-		$-		$14,244	n	$309,551
	2011	$316,357	a	$16,874			$-		$16,874	g2	$123,162	n	$473,267
Martin Zuurbier	2013	$299,445	a	$-	$	f	-		$342,096	h1	$-		$641,541
(Chief Operating Officer)	2012	$295,307	a	$-			$-		$-		$-		$295,307
	2011	$316,357	a	$14,062			$-		$14,062	h2	$29,550	n	$374,031
Mark Nije	2013	$275,805	b	$-	$	f	-		$228,064	i1	$-		$503,869
(Chief Financial Officer)	2012	$271,993	b	$-			$-	$			$-		$271,993
	2011	$291,382	b	$10,361			$-		$10,361	i2	$32,603	n	$344,707
Patrick Carroll	2013	$275,805	b	$-	$	f	-		$342,096	j1	$2,581	n	$620,482
(Chairman ValidSoft)	2012	$271,993	b	$-			$-	$			$4,498	n	$276,491
	2011	$291,382	b	$12,951			$-		$12,951	j2	$38,893	n	$356,177
Paul Burmester	2013	$46,042	c	$-			$-		$812,286	k	$-		$858,328
(Chief Executive Officer ValidSoft)	2012	$-		$-			$-		$-		$-		$-
	2011	$-		$-			$-		$-		$-		$-
Alex Vermeulen	2013	$189,123	d	$-	$	f	-		$114,032	l1	$-		$303,155
(General Counsel)	2012	$186,510	d	$-			$-	$			$-		$186,510
	2011	$199,805	d	$6,217			$-		$6,217	l2	$14,012	n	$226,251
Floris van den Broek	2013	$14,720	e	$-			$-		$404,135	m	$-		$418,855
(Vice President)	2012	$-		$-			$-		$-		$-		$-
	2011	$-		$-			$-		$-		$-		$-

* Mr. Carroll served as the Chief Executive Officer of ValidSoft until November 4, 2013. Currently, he serves as an executive Chairman of ValidSoft.

(1)	These are the base salaries before any bonus and or non-cash awards. The base salary is determined and paid on a monthly basis in euros, therefore, calculations include exchange results from euros to U.S. dollars. Payment can be elected either in cash or in shares in lieu of salary and bonus. When officers opt for payment in shares there is a 25% discount on the purchase price. The amounts, however, are shown at fair market value by using the share price of the preceding month closing price. In principle, officers may earn up to approximately 33% more than the ‘agreed’ cash salary in the event they elect to receive 100% compensation in shares. Such beneficial discount is included in “All Other Compensation” at the fair market value of the equity, reduced by the denominated value in U.S. dollars of the cash salary used for this ‘exchange’ into non-cash compensation. For 2013, Mr. van der Velden and Mr. Carroll elected to receive part of their base salary in shares, which is reported in the Grant of Plan-Based Awards table.

(2)	The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the named executive officers in 2011, 2012 and 2013, respectively. We estimate the fair value of awards on the grant date using the Black-Scholes option pricing model. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in Note 26 to the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Note that the amounts reported in this column reflect the Company’s accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the named executive officers from the award. Pursuant to SEC rules, the amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions.

(a)	These amounts have been agreed in euro. Amounts for 2011, 2012 and 2013 are all EUR 228,000. The average exchange rate is $1.313 for 2013, $1.295 for 2012 and $1.387 for 2011. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(b)	These amounts have been agreed in euro. Amounts for 2011, 2012 and 2013 are all EUR 210,000. The average exchange rate is $1.313 for 2013, $1.295 for 2012 and $1.387 for 2011. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(c)	These amounts have been agreed in British pounds, and for 2013 is £28,486.16. The average exchange rate is $1.616 for 2013, being the exchange rate of the first working day of the final quarter in 2013.

(d)	These amounts have been agreed in euro. Amounts for 2011, 2012 and 2013 are all EUR 144,000. The average exchange rate is $1.313 for 2013, $1.295 for 2012 and $1.387 for 2011. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(e)	These amounts have been agreed in euro, the amount agreed for 2013 is € 10,897.44. The average exchange rate is $1,351 for 2013, being the exchange rate of the first working day of the final quarter in 2013.

(f)

For 2013, the Compensation Committee’s final review of the corporate objectives and the extent to which such corporate objectives were satisfied by the named executive officers is pending at this time and therefor for fiscal year 2013 have not been determined yet. It is expected such determination is made in the second half of 2014.

(g1)	Comprised of 480,000 options granted with an exercise price of $0.91, 480,000 options granted with an exercise price of $1.91, 480,000 options granted with an exercise price of $2.91 and 1,200,000 options with an exercise price of $0.94 valued using a Black & Scholes valuation model. The foregoing options fully vested in 2013. In addition, this number represents 2,360,000 options with an exercise price of $0.94 that were awarded in 2013 and will become exercisable based upon satisfaction of certain performance goals to be established by the Compensation Committee of the board of directors for the calendar years 2014, 2015 and 2016.

(g2)	Comprised of 27,247 options granted with an exercise price of $1.21 valued using a Black & Scholes valuation model.

(h1)	Comprised of 360,000 options granted with an exercise price of $0.91, 360,000 options granted with an exercise price of $1.91, 360,000 options granted with an exercise price of $2.91 valued using a Black & Scholes valuation model. These options fully vested in 2013.

(h2)	Comprised of 22,706 options granted with an exercise price of $1.21 valued using a Black & Scholes valuation model.

(i1)	Comprised of 240,000 options granted with an exercise price of $0.91, 240,000 options granted with an exercise price of $1.91, 240,000 options granted with an exercise price of $2.91 valued using a Black & Scholes valuation model. These options fully vested in 2013.

(i2)	Comprised of 16,731 options granted with an exercise price of $1.21 valued using a Black & Scholes valuation model.

(j1)	Comprised of 360,000 options granted with an exercise price of $0.91, 360,000 options granted with an exercise price of $1.91, 360,000 options granted with an exercise price of $2.91 valued using a Black & Scholes valuation model. These options fully vested in 2013.

(j2)	Comprised of 20,913 options granted with an exercise price of $1.21 valued using a Black & Scholes valuation model.

(k)	Comprised of 900,000 options with an exercise price of $0.6228 valued using a Black & Scholes valuation model. The foregoing options fully vested in 2013. In addition, this number represents 3,600,000 options with an exercise price of $0.6228 that were awarded in 2013 and will become exercisable based upon satisfaction of certain performance goals to be established by the Compensation Committee of the board of directors for the calendar years 2014, 2015 and 2016.

(l1)	Comprised of 10,038 options granted with an exercise price of $1.21 valued using a Black & Scholes valuation model.

(l2)	Comprised of 120,000 options granted with an exercise price of $0.91, 120,000 options granted with an exercise price of $1.91, 120,000 options granted with an exercise price of $2.91 valued using a Black & Scholes valuation model. The options fully vested in 2013.

(m)	Comprised of 900,000 options with an exercise price of $1.25 valued using a Black & Scholes valuation model. These options fully vested in 2013. Another 3,600,000 options with an exercise price of $1.25 were awarded and will become exercisable based upon satisfaction of certain performance goals to be established by the Compensation Committee of the board of directors for the calendar years 2014, 2015 and 2016.

(n)	This value represents the 25% purchase price discount the names executive officer received by way of electing equity compensation in lieu of cash compensation.

Narrative Disclosure to Summary Compensation Table

Consultancy and Employment Agreements

We currently have the following agreements with our named executive officers:

Steven van der Velden, President and Chief Executive Officer - We have an agreement with Mr. van der Velden for the provision his services as the President and Chief Executive Officer of the Company. Mr. van der Velden is paid a base compensation of € 300,000 per year since January 1, 2014 through Interfield Consultancy. Mr. van der Velden receives no fees (cash or stock) for serving on our Board of Directors.

Martin Zuurbier, Chief Operations Officer - We intend to enter into a consultancy agreement with Mr. Zuurbier, which will provide for the continued services of Mr. Zuurbier as the Chief Operations Officer of the Company. Interact is paid € 300,000 since January 1, 2014 per year for the services of Mr. Zuurbier.

Mark Nije, Chief Financial Officer - We intend to enter into an employment agreement for executives with Mr. Nije, which will provide for the continued services of Mr. Nije as the Chief Financial Officer of the Company. Currently, LMI Europe B.V. is paid € 210,000 per year for the services of Mr. Nije.

Patrick Carroll, Chief Executive Officer of ValidSoft (formerly) - We have a consultancy agreement with Mr. Carroll which provides for his services. Mr. Carroll is paid € 210,000 per year, of which 34% is paid in the form of restricted common stock, which is consistent with prior years. Mr. Carroll became Executive Chairman of ValidSoft in November 2013 and no longer serves as the Chief Executive Officer of ValidSoft.

Paul Burmester, Chief Executive Officer of ValidSoft – We entered into an employment agreement, effective as of November 4, 2013, with Mr. Burmester, which provides for his services as Chief Executive Officer of ValidSoft. Mr. Burmester is paid £ 180,000 per year.

Alex Vermeulen, General Counsel - We intend to enter into an employment agreement for executives with Mr. Vermeulen, which will provide for the continued services of Mr. Vermeulen as the General Counsel of the Company. Currently, Scere Company Italy SRL is paid € 144,000 per year for the services of Mr. Vermeulen.

Floris van den Broek, Vice President – We entered into an employment agreement, effective as of December 9, 2013, with Mr. Van den Broek, which provides for his services as the Vice President of the Company’s Mobile Platform business. Mr. Van den Broek is paid € 180,000 per year.

Severance and Change of Control

In the event Mr. Burmester is terminated without receiving three months’ notice from us, he would be entitled to salary in lieu of such notice. For example, if Mr. Burmester had been terminated by us as of December 31, 2013 without three months’ notice, he would have been entitled to receive GBP 45,000.

The employment agreement with Mr. van der Velden is for a term of 4 years. Under the terms of the employment agreement, Mr. van der Velden is entitled to severance if he is terminated by us for any reason other than (a) any serious or persistent committed breach by Mr. van der Velden of any of his obligations during the term of the employment agreement or (b) gross misconduct by Mr. van der Velden, during the term of the employment agreement. Specifically, in the event the employment agreement is terminated by us during the first two years of the term, we will be required to pay Mr. van der Velden severance in cash equal to any unpaid compensation during the first two years of the term of the employment agreement. In the event the employment agreement is terminated by us during the remaining 2 years of the initial term of the employment agreement, we would be required to pay Mr. van der Velden severance in cash equal to any unpaid compensation during the remaining 2 years of the initial term. For example, if Mr. van der Velden was terminated on December 31, 2013 for reasons other than (a) and (b) above and there were twenty-two months remaining in the initial 2 year period of his employment agreement on that date, he would have been entitled to severance equal to €550,000.

In addition, outstanding equity awards made to our named executive officers of the 2008 Plan are subject to acceleration of any unvested portion of such awards upon a change of control unless the terms of a particular award state otherwise.

Other than the foregoing, none of the existing agreements include any provisions for severance benefits or other payments upon a change of control regardless of whether a named executive officer’s employment is terminated by him with or without good reason, or whether the named executive officer is terminated by the Company with or without cause.

Grant of Plan-based Awards Table

The following table sets forth awards made to the named executive officers in 2013 under all of the existing plans.

GRANT OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of shares of Stocks or Units (#)	All Other Stock Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name and principle position	Grant-date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Steven van der Velden	1-Apr-13							90,642			100,341
(President and CEO)	1-Jul-13							86,122			97,404

Patrick Carroll	1-Apr-13							28,624			31,686
(Chief Executive Officer ValidSoft)	1-Jul-13							27,196			30,759
	1-Oct-13							49,494			31,217
	1-Jan-14							45,906			32,419

The Company issued the compensation shares to the above executive officers from the shares authorized, of which 282,078 under its 2006 Non-Qualified Stock and Option Compensation Plan (“2006 Plan”) and 45,906 under its Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”).

(1) The amounts included in this column are the aggregate fair values of the awards granted by the Company to the executives in 2013 in lieu of salary, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2013. When named executive officers opt for payment in shares there is a 25% discount on the 'purchase' price. The amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for calculations in this table are the share prices of the last trading day of each quarter of grant. The calculations take into consideration exchange differences as the agreed basic salaries for 2013 were denominated in euro. In principle, a named executive officer may earn up to approximately 33% more than the agreed cash salary if the named executive officer chooses to be compensated in stock only.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2013 for each of our named executive officers.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven van der Velden	27,247	(1)			$1.21	21-Aug-2015	0	$0
	480,000	(2)			$0.91	5-Apr-2016
	480,000	(2)			$1.91	5-Apr-2016
	480,000	(2)			$2.91	5-Apr-2016
	1,200,000	(3)			$0.94	4-Dec-2018
			900,000	(6)	$0.94	31-Dec-2019
			900,000	(7)	$0.94	31-Dec-2020
			560,000	(8)	$0.94	31-Dec-2021
Floris van den Broek	900,000	(4)			$1.25	9-Dec-2018
			900,000	(6)	$1.25	31-Dec-2019
			900,000	(7)	$1.25	31-Dec-2020
			900,000	(8)	$1.25	31-Dec-2021
			900,000	(9)	$1.25	31-Dec-2022
Martin Zuurbier	22,706	(1)			$1.21	21-Aug-2015	0	$0
	360,000	(2)			$0.91	5-Apr-2016
	360,000	(2)			$1.91	5-Apr-2016
	360,000	(2)			$2.91	5-Apr-2016
Mark Nije	16,731	(1)			$1.21	21-Aug-2015	0	$0
	240,000	(2)			$0.91	5-Apr-2016
	240,000	(2)			$1.91	5-Apr-2016
	240,000	(2)			$2.91	5-Apr-2016
Patrick Carroll	20,913	(1)			$1.21	21-Aug-2015	0	$0
	360,000	(2)			$0.91	5-Apr-2016
	360,000	(2)			$1.91	5-Apr-2016
	360,000	(2)			$2.91	5-Apr-2016
Paul Burmester	900,000	(5)			$0.6228	4-Nov-2018
			900,000	(6)	$0.6228	31-Dec-2019
			900,000	(7)	$0.6228	31-Dec-2020
			900,000	(8)	$0.6228	31-Dec-2021
			900,000	(9)	$0.6228	31-Dec-2022
Alex Vermeulen	10,038	(1)			$1.21	21-Aug-2015	0	$0
	120,000	(2)			$0.91	5-Apr-2016
	120,000	(2)			$1.91	5-Apr-2016
	120,000	(2)			$2.91	5-Apr-2016

1)          The stock options vested on the grant date, August 21, 2012, and have a term of three years from the date of grant.

2)          The stock options vested on the grant date April 5, 2013, and have a term of three years from the date of grant.

3)          The stock options vested on the grant date December 4, 2013, and have a term of five years from the date of grant.

4)          The stock options vested on the grant date December 9, 2013, and have a term of five years from the date of grant.

5)          The stock options vested on the grant date November 4, 2013, and have a term of five years from the date of grant.

6)          The stock options shall vest if and in so far certain performance goals for the fiscal year 2014, to be defined by the Compensation Committee of the Board of Directors, shall be achieved. The moment of determination by the Compensation Committee of the achievement will be the date of vesting.

7)          The stock options shall vest if and in so far certain performance goals for the fiscal year 2015, to be defined by the Compensation Committee of the Board of Directors, shall be achieved. The moment of determination by the Compensation Committee of the achievement will be the date of vesting.

8)          The stock options shall vest if and in so far certain performance goals for the fiscal year 2016, to be defined by the Compensation Committee of the Board of Directors, shall be achieved. The moment of determination by the Compensation Committee of the achievement will be the date of vesting.

9)          The stock options shall vest if and in so far certain performance goals for the fiscal year 2017, to be defined by the Compensation Committee of the Board of Directors, shall be achieved. The moment of determination by the Compensation Committee of the achievement will be the date of vesting.

OPTION EXERCISES AND STOCK VESTED

The following table represents stock options that have been exercised and restricted stock awards that have vested as of December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steven van der Velden	-	$0	176,764	$161,051

Martin Zuurbier	-	$0	-	-

Mark Nije	-	$0	-	-

Patrick Carroll	-	$0	151,220	$140,483

Alex Vermeulen	-	$0	-	-

Director Compensation

The following table represents compensation paid in 2013 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johan Dejager	$60,000	$26,667	$-	$-	$-	$-	$86,667
Phil Hickman	$65,394	$87,193	$-	$-	$-	$-	$152,587
Charles Levine	$50,665	$67,554	$-	$-	$-	$-	$118,219
Rijkman Groenink	$-	$140,000	$-	$-	$-	$-	$140,000

(1)	The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the directors in the fiscal year in lieu of cash fees, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2013. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for the 2013 calculations in this table are the share prices of the last trading day of each preceding quarter of the grant. The calculations do include exchange differences as the fees for 2013 were awarded in euro. Payment can be elected either in cash or in shares in lieu of director fees. When directors opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts however are shown at fair market value by using the share price of the preceding month closing price. In principle non-executive officer directors might earn up to approximately 33% more than the ‘agreed’ director fees when they have chosen for 100% compensation in shares.

(2)	The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the non-executive officer directors in 2013. We estimate the fair value of awards on the grant date using the Black-Scholes option pricing model. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in Note 18 to the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Note that the amounts reported in this column reflect the Company’s accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the non-executive officer directors from the award.

The basic compensation for serving as a non-executive director is $80,000, with an additional $20,000 paid to non-executive directors who serve on committees of our Board of Directors, and $5,000 for serving as a chairman of a committee. Generally, during a non-executive director’s first year of service, a minimum of 50% of such director’s compensation is paid through the issuance of common stock with the remaining portion paid in cash. In subsequent years of service, a non-executive director gets to elect the method and proportion of payment. Compensation was paid per quarter in arrear, whereby the conversion of cash in shares was done at the average closing share price of the Company of the 10 days prior to the start of the quarter discounted by 25%. This is in line with our policy to stimulate as much as possible conversion in shares to preserve our cash position. The shares for Johan Dejager and Yves van Sante were issued to QAT Investments and QAT II Investments, entities with which the Company has consulting agreements for the provision of service on our Board of Directors by Messrs. Dejager and van Sante. Yves van Sante resigned as a member of our Board of Directors on August 1, 2011, but continues to attend meetings of our Board of Directors as a board observer. The compensation due to QAT for his services remained at the same level as before.

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2013. In addition, our named executive officers did not participate in, or otherwise receive any benefits under, a nonqualified deferred compensation plan during 2013.

Compensation Committee Interlocks and Insider Participation

For the majority of fiscal year 2013 the Compensation Committee consisted of 3 Independent Directors, being Mr. Levine (Chairman), Mr. Groenink and Mr. Hickman. Mr. Levine resigned from the Board on December 17, 2013. Mr. Hickman was not reelected at the annual meeting of shareholders on December 18, 2013. Therefore, they were no longer members of the Compensation Committee per the respective dates. There are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors required to be reported under the rules and regulations of the Exchange Act. None of the Compensation Committee members were involved in any transactions requiring disclosure as a related party transaction under the rules of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS, OFFICERS AND Directors

The following table sets forth, based on 146,610,477 shares of our Common Stock outstanding as of March 31, 2014, certain information as to the stock ownership of each person known by us to own beneficially five percent or more of our outstanding Common Stock, of each of the our named executive officers and directors, and of all the named executive officers and directors as a group. In computing the outstanding shares of Common Stock, we have excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Elephant Talk Communications Corp., at 3600 NW 138TH St., STE 102, Oklahoma City, OK 73134.

Name of Beneficial Holder	Number of Shares of Common Stock Owned*		Percent of Class as of March 31 , 2014
Rising Water Capital AG (“RWC”)	32,084,518	(2)	21.0%
CMV Invest II CVA	8,689,660	(3)	5.7%
Patrick Carroll	1,580,498	(4)	1.1%
Q.A.T. Investments SA (“QAT”)	17,755,463	(5)	11.8%
Q.A.T. II Investments SA (“QAT II”)	18,449,150	(6)	11.9%
Carl D. Stevens	400,000	(1)	%
Rijkman Groenink	308,815	(1)	%
Martin Zuurbier	1,805,438	(7)	1.2%
Johan Dejager	3,831,667	(8)	2.6%
Mark Nije	1,482,547	(9)	1.0%
Geoffrey Leland	0	(1)	%
Alex Vermeulen	662,170	(1)(10)	%
Steven van der Velden	12,015,537	(11)	7.9%
Paul Burmester	900,000	(1)	%
Floris van den Broek	900,000	(1)	%

All Officers and Directors as a Group	23,886,672		15.4%

* Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

(1)	Less than one percent.
(2)	Includes 26,169,031 shares of Common Stock and warrants to purchase 5,915,487 shares of our Common Stock all of which are exercisable on or before May 30, 2014.
(3)	Includes 3,475,864 shares of Common Stock and warrants to purchase 5,213,796 shares of our Common Stock all of which are exercisable on or before May 30, 2014.
(4)	Includes 479,585 shares of Common Stock and options to purchase 1,100,913 shares of our Common Stock, all of which are exercisable on or before May 30, 2014.
(5)	Includes 13,424,713 shares of Common Stock and warrants to purchase 3,034,645 shares of our Common Stock all owned directly by RWC. QAT holds a 51.3% ownership interest in RWC. Includes 403,175 shares of Common Stock and warrants to purchase 892,930 shares of our Common Stock, all of which are exercisable on or before May 30, 2014.

(6)	Includes 10,428,037 shares of Common Stock and warrants to purchase 8,021,113 shares of our Common Stock all of which are exercisable on or before May 30, 2014.
(7)	Mr. Zuurbier, owns 100% of Interact W.L.L. and therefore has voting and dispositive power of the 702,732 shares of Common Stock held by this entity. Includes options to purchase 1,102,706 shares of our Common Stock, all of which are exercisable on or before May 30, 2014.

(8)

The number of shares does not include shares directly owned by QAT Investment SA and QAT Investments II SA. Mr. Dejager has certain percentage of ownership of the entities below. However, he does not control the right to vote or dispose of such shares directly owned by these entities and thus disclaims beneficial ownership with respect to such shares.

•      QAT: 4.77%

•      QAT II: 5.43%

(9)

Mr. Nije owns 100% of LMI Europe B.V. and therefore has voting and dispositive power of the 50,391 shares of Common Stock held by this entity. Includes options to purchase 736,731 shares of our Common Stock, all of which are exercisable on or before May 30, 2014.

(10)

Includes options to purchase 370,038 shares of our Common Stock, all of which are exercisable on or before March 30, 2014. Includes 292, 132 shares of Common Stock that Mr. Vermeulen has pledged to a financial institution relating to a credit facility.

(11)

Includes warrants to purchase 2,892,587 shares of our Common Stock and options to purchase 2,667,247shares of our Common Stock, all of which are exercisable on or before May 30, 2014, through Interfield Consultancy Ltd which is 100% owned by Mr. van der Velden.

The number of shares does not include shares directly owned by RWC, QAT, QAT II, CMV Invest CVA and CMV Invest II CVA. Mr. van der Velden has certain percentage of ownership of the entities below. However, he does not control the right to vote or dispose of such shares directly owned by these entities and thus disclaims beneficial ownership with respect to such shares as outlined below.

•      RWC: 38.7% through Interfield Consultancy Ltd., of which around 50% is held on behalf om Mr. Zuurbier, COO

•      QAT: 30.79%

•      QAT II: 36.97%

•      CMV Invest CVA: 27.5%

•      CMV Invest II CVA: 40.75%

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

Management of the Company is not aware of a material interest, direct or indirect, of any director or officer of the Company, any other informed person of the Company, or any associate or affiliate of any such person, in any transaction since the commencement of the Company’s most recently completed fiscal year or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, except as summarized below:

On May 24, 2013, we entered into a loan agreement with Johan Dejager, a member of our Board of Directors, pursuant to which we borrowed a principal amount of €1,000,000 (the “Principal Amount”) at an interest rate of 12% per annum (“Loan Agreement”) and issued a warrant (“Warrant”) to the director to purchase 1,253,194 restricted shares of our Common Stock. On July 14, 2013, we entered into an amendment (the “Amendment”) to terminate the Loan Agreement and cancel the Warrant. In exchange for termination of the Loan Agreement and the Warrant, we entered into a Stock Purchase Agreement, dated July 15, 2013 (the “Purchase Agreement”) with Mr. Dejager pursuant to which we agreed to convert the Principal Amount of the loan into 1,840,631 restricted shares of our Common Stock. See Note 17 of the Financial Statements for more information.

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

On August 17, 2013, we issued a Convertible Note to Bernard Moncarey an accredited investor (“Moncarey”), who is a director of QAT, an entity affiliated with certain of our officers and directors, pursuant to which we borrowed a principal amount of $2,652,600 (€2,000,000) at an interest rate of 10% per annum (the “Convertible Note”). At any time after August 17, 2013, the Convertible Note is convertible, in whole or in part, at the option of Moncarey, into a number of shares of our Common Stock, par value $0.00001, equal to the quotient of the outstanding balance under the Convertible Note including accumulated interest divided by $0.887. The accumulated interest expensed during 2013 is $96,972. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note.

In conjunction with the issuance of the Convertible Note, on August 17, 2013, we issued a warrant (the “2013 Warrant”) to Moncarey to purchase 1,000,000 shares of restricted Common Stock. The Warrant is exercisable at any time on or after February 17, 2014 at a price of $0.887 per share for a term of 5 years. In connection with the issuance of the Convertible Note and the 2013 Warrant, we also issued letters of extension (the “Extensions”) to certain investors holding warrants issued previously by us (the “Old Warrants”) to purchase shares of our Common Stock. Pursuant to the Extensions, the expiration date of the Old Warrants was extended for a period of two years from the original expiration date of the Old Warrants. The securities underlying the 2013 Warrant and the shares of Common Stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act, as amended, or any state securities laws. See Note 15 of the Financial Statements for more information.

QMG, an entity affiliated with certain of our officers and directors (“QMG”), served as fundraising agent for the 10% Convertible Notes of August 17 and 28, 2013, pursuant to which € 6,000,000 ($7,957,800) was raised in the aggregate. QMG received a selling commission of 8%, or €480,000 ($636,624).

QMG served as fundraising agent for a Stock Purchase Agreement (the “SPA”), dated May 23, 2013, with a non-affiliated investor pursuant to which 250,000 restricted shares of our Common Stock were acquired for the price of $225,000. QMG received a selling commission of 8%, or $18,000.

During 2013, QMG received $32,827 for office space, back office support and certain automobile travel expenses provided to us.

During 2013, Q.A.T. III Cooperatief U.A. (“QAT III”), an entity affiliated with certain of our officers and directors, was charged $7,967 by us for the occasional use of our office space in the Netherlands.

During 2013, Johan Dejager, a director of the Company, and Yves van Sante, a board observer of the Company elected to receive their compensation in shares of the Company’s Common Stock for the first quarter of 2013. As such, the Company indirectly issued 21,863 shares to Mr. Dejager and 21,863 shares to Mr. van Sante, which are held directly by QAT II, and indirectly issued 21,863 shares to Mr. Dejager and 21,863 shares to Mr. van Sante, which are held directly by QAT. The value of the shares issued to QAT and QAT II was $50,544, respectively. In addition, for the second, third and fourth quarter of 2013, Messrs. Dejager and van Sante elected to receive their compensation in cash. Accordingly, cash compensation, in the aggregate, of $120,000 was paid to QAT and QAT II as compensation for Messrs. Dejager and van Sante. QAT and QAT II are both affiliated entities of us.

On March 17, 2014, QAT II, a warrant holder affiliated with the Company exercised certain of its warrants to purchase an aggregate of 5,332,383 shares of our Common Stock at an exercise price of $0.70 per share, for gross proceeds to us of $3,732,668.  The warrants were originally issued in 2009 with an exercise price of $1.00 per share.  A Special Committee of our Board of Directors authorized the reduction of the exercise price in order to induce the holder to immediately exercise the warrant for cash providing additional liquidity to us, which reduction was subsequently ratified by our Board of Directors.

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by our independent directors.

Procedures for Approval of Related Party Transactions

Related party transactions are subject to the advance review and approval of the Audit and Finance Committee of our Board of Directors. In its review, the Audit Committee is provided with full disclosure of the parties involved in the transaction, and considers the relationships amongst the parties and members of our Board of Directors and executive officers as disclosed to the Audit Committee. Once approved by the Audit Committee, related party transactions are presented to the full Board of Directors.

Independence Standards for Directors

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.

Our two former directors, Charles Levine and Phil Hickman, were not related to each other and were “independent” under Section 803 of the NYSE MKT rules. Three of our current directors, Rijkman Groenink Geoffrey E. Leland and Carl D. Stevens, are not related to each other and are “independent” under Section 803 of the NYSE MKT rules. Each of Messrs. Groenink, Leland and Stevens serve on the Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The two other current directors are Steven van der Velden, and Johan Dejager, each of whom is not independent.

In addition, Messrs. Groenink, Leland and Stevens, qualify as “independent” under the standards established by the SEC for members of audit committees. The Board of Directors has determined that Mr. Leland is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Leland’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Leland any duties, obligations or liability that are greater than those generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Our Board of Directors also determined that Mr. Leland has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by BDO USA, LLP (“BDO”), our independent registered accounting firm for the fiscal years ended December 31, 2013 and December 31, 2012. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

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

Tax Fees. There were no fees billed by BDO for professional services rendered for tax compliance for the years ended December 31, 2013 and 2012.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT TALK
COMMUNICATIONS CORP.

By:	/s/ Steven van der Velden
Name:	Steven van der Velden
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

	Chairman of the Board and Director	April 30, 2014
/s/ Steven van der Velden	(Principal Executive Officer)
Steven van der Velden

	Chief Financial Officer	April 30, 2014
/s/ Mark Nije	(Principal Financial and Accounting Officer)
Mark Nije

/s/ Johan Dejager	Director	April 30, 2014
Johan Dejager

	Director	April , 2014
Rijkman Groenink

/s/ Geoffrey Leland	Director	April 30, 2014
Geoffrey Leland

	Director	April , 2014
Carl Stevens

