Form 10-Q
period 2014-03-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2014-05-12
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

(405) 301-6774

(Registrant's telephone number, including area code)

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

Yes ☐ No ☒

As of April 30, 2014, there were 146,696,040 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,918,046	$1,252,315
Restricted cash	192,161	191,600
Accounts receivable, net of allowance for doubtful accounts of $11,307 and $7,693 at March 31, 2014 and December 31, 2013 respectively	6,262,041	5,976,879
Prepaid expenses and other current assets	2,147,686	2,254,213
Total current assets	12,519,934	9,675,007

NON-CURRENT ASSETS

OTHER ASSETS	1,357,728	1,412,408

PROPERTY AND EQUIPMENT, NET	19,954,703	19,786,122

INTANGIBLE ASSETS, NET	7,903,149	8,670,677

GOODWILL	3,769,199	3,773,226

TOTAL ASSETS	$45,504,713	$43,317,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$402,234	$391,436
Accounts payable and customer deposits	2,419,325	2,586,662
Obligations under capital leases (current portion)	1,348,705	1,302,838
Deferred revenue	203,623	142,731
Accrued expenses and other payables	5,936,989	4,961,303
Loans payable	962,269	962,654
10% Related Party Loan (net of Debt Discount of $937,814 at March 31, 2014 and $1,719,585 at December 31, 2013)	1,812,506	1,033,719
Total current liabilities	13,085,651	11,381,343

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $623,726 at March 31, 2014 and $726,695 at December 31, 2013)	4,876,914	4,779,913
Warrant liabilities	2,183,806	1,973,534
Non-current portion of obligation under capital leases	465,954	845,529
Loan from joint venture partner	614,169	602,047
Total long term liabilities	8,140,843	8,201,023

Total liabilities	21,226,494	19,582,366

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 146,364,577 issued and outstanding as of March 31, 2014 and 140,466,801 shares issued and outstanding as of December 31, 2013	253,383,860	248,712,321
Accumulated other comprehensive income	267,650	269,869
Accumulated deficit	(229,518,039)	(225,391,922)
Elephant Talk Communications, Corp. stockholders' equity	24,133,471	23,590,268

NON-CONTROLLING INTEREST	144,748	144,806
Total stockholders' equity	24,278,219	23,735,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,504,713	$43,317,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	March 31, 2014	March 31, 2013

REVENUES	$6,479,853	$6,596,500

COST AND OPERATING EXPENSES
Cost of service	983,464	3,548,277
Selling, general and administrative expenses	5,976,107	5,907,974
Depreciation and amortization	2,008,214	1,319,988
Total cost and operating expenses	8,967,785	10,776,239

LOSS FROM OPERATIONS	(2,487,932)	(4,179,739)

OTHER INCOME (EXPENSE)
Interest income	27,611	33,720
Interest expense	(301,944)	(223,752)
Interest expense related to Debt Discount and Conversion Feature	(884,740)	(558,028)
Change in fair value of conversion feature	-	(139,792)
Change in fair value of warrant liabilities	(210,272)	-
Loss on extinguishment of debt	(426)	-
Other income and (expense)	3,390	-
Amortization of deferred financing costs	(136,367)	(70,332)
Total other income (expense)	(1,502,748)	(958,184)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,990,680)	(5,137,923)
Provision for income taxes	(135,437)	-
NET LOSS	(4,126,117)	(5,137,923)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss)	(2,219)	(761,762)

COMPREHENSIVE LOSS	$(4,128,336)	$(5,899,685)

Net loss per common share and equivalents - basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding during the period - basic and diluted	141,752,128	112,748,951

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,126,117)	$(5,137,923)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,008,214	1,319,988
Provision for doubtful accounts	611	5,620
Stock based compensation	771,724	1,410,910
Changes in the fair value of the conversion feature	-	139,792
Change in the fair value of the warrant liability	210,272	-
Amortization of deferred financing costs	136,367	70,332
Interest expense relating to debt discount and conversion feature	884,740	558,028
Unrealized foreign currency translation gain/(loss)	(3,390)	-

Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Decrease (increase) in accounts receivable	(293,435)	479,823
Decrease (increase) in prepaid expenses, deposits and other assets	165,627	(548,584)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	319,553	758,072
Increase (decrease) in deferred revenue	59,946	38,735
Increase (decrease) in accrued expenses and other payables	643,707	602,395
Net cash provided by (used in) operating activities	777,819	(302,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(1,802,951)	(604,029)
Net cash used in investing activities	(1,802,951)	(604,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash flow from Escrow account for principal and interest payments on 8% Convertible Note	-	556,757
Financing related fees	(90,000)	(405,000)
Exercise of warrants and Options	4,093,480	13,797
Net cash provided by financing activities	4,003,480	165,554

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(312,617)	78,598
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,665,731	(662,689)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,918,046	$570,579

	For the three months ended
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	March 31, 2014	March 31, 2013

Cash paid during the period for interest	$68,190	$166,369
Non-cash rent termination settlement	-	468,000
Cash paid during the period for income taxes	$56,881	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Reclassification to prior year information

Certain reclassifications have been made to the Company’s March 31, 2013 Financial Statements to conform to the year presentation for the current year. Prior to December 31, 2013, the Company presented the stock-based compensation as one line item in the Company’s Consolidated Statement of Comprehensive Loss. The Company now includes the stock-based compensation of $771,724 and $1,410,910 for March 31, 2014 and March 31, 2013, respectively, within Selling, General and Administrative expenses in the Consolidated Statement of Comprehensive Loss. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Note 2. Financial Condition

As reflected in the accompanying consolidated financial statements the Company incurred net losses of $4,126,117 for the three month period ended March 31, 2014, and had an accumulated deficit of $229,518,039 as of March 31, 2014.

With cash and cash equivalents at March 31, 2014 of $3,918,046, proceeds from option exercises through March 31, 2014 of $199,803 and the gross proceeds of $3,893,677 following the exercise of warrants during the first quarter of 2014, and the improvement of net cash provided by operating activities, the Company believes that it can carry out its operational plans for the coming 12 months. However, for the long term strategy of the Company, it will need to continue to attract financing in order to finance its organizational growth and capital expenditures.

If the Company is unable to achieve its anticipated revenues or financing arrangement with its major vendors, the Company will need to attract further debt or equity financing. Although the Company has been successful in the past in meeting its cash needs, there can be no assurance that proceeds from additional revenues, vendor financings or debt and equity financings, where required, will be received in the required time frames. If the Company is unable to achieve its anticipated revenues or obtain financing it may need to delay and restructure its operations. As of March 31, 2014, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Description of Business, Basis of Presentation and Principles of Consolidation

Description of Business

As a mobile Software Defined Network Architecture (Software DNA™) vendor Elephant Talk Communications Corp. and its subsidiaries (also referred to as “Elephant Talk”, “ET” and “the Company”) provide a one stop solution for a full suite of mobile, fixed and convergent telecommunications software services. The Company also provides layered security services for mission critical applications in the cloud, through its wholly owned subsidiary, ValidSoft UK Limited (“ValidSoft”).

Over the last decade, Elephant Talk has developed a comprehensive Mobile Enabling Platform, capable of hosting an integrated IT/BackOffice and Core Network for Mobile Network Operators (MNOs) and Mobile Virtual Network Operators (MVNOs), Enablers (MVNEs) and Aggregators (MVNAs) on a fully outsourced basis. The Company’s mobile enabling platform is either made available as an on premise solution or as a fully hosted service in ‘the cloud’, depending on the individual needs of its MNO and MVNO/MVNE/MVNA partners. The Company’s mobile security services supply telecommunications-based multi-factor mutual authentication, identity and transaction verification solutions for all electronic transaction channels. This integrated suite of security services provides mission critical applications in the cloud to customers in industries such as financial services, government benefits, and insurance, as well as electronic medical record providers and MNOs. The Company’s services provide customers with tools to combat a variety of electronic fraud while at the same time protecting consumer privacy.

Basis of presentation of Interim Periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and the regulations referred to therein. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and related notes as included the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, (“the Form 10-K”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for March 31, 2014 and December 31, 2013 include the accounts of Elephant Talk Communications Corp. and its subsidiaries, specifically:

•

its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries Elephant Talk Communications Luxembourg SA, Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Morodo Group Ltd., Elephant Talk Belgium BVBA, and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;

•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH, Elephant Talk Communication (Europe) GmbH and the majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;
•	Elephant Talk Telecomunicação do Brasil LTDA, owned 90% by Elephant Talk Europe Holding B.V. and 10% by Elephant Talk Communication Holding AG;
•	Elephant Talk Europe Holding B.V.’s majority (60%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) and its majority owned (99%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. and Elephant Talk Middle East & Africa Bahrain W.L.L.;
•	its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC and Elephant Talk France S.A.S.;

•	its wholly-owned subsidiary Elephant Talk North America, Corp;

•	its wholly-owned subsidiary ValidSoft UK Limited and its wholly-owned subsidiaries ValidSoft Limited and ValidSoft (Australia) Pty Ltd.; and
•	its wholly-owned subsidiary Elephant Talk Group International B.V., based in The Netherlands.

All intercompany balances are eliminated in consolidation.

Note 4. Significant Accounting Policies

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries and the British Pound Sterling for its wholly-owned subsidiary ValidSoft. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, net gains and losses resulting from translation of foreign currency financial statements are included in the statement of stockholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated loss, under the line item ‘Other income and (expense)’.

Use of Estimates

The accompanying financial statements were prepared in accordance with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant areas of estimates include bad debt allowance, valuation of financial instruments, useful lives and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company would normally consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company has full access to the whole balance of cash and cash equivalents on a daily basis without any delay.

Restricted Cash

Restricted cash as of March 31, 2014 and December 31, 2013, was $192,161 and $191,600 respectively, and consists of cash deposited in blocked accounts as bank guarantees for national interconnection and wholesale agreements with telecom operators. The increase in March 31, 2014 of $561 compared to December 31, 2013 is due to currency translation effects.

Accounts Receivables, Net

The Company’s customer base is geographically dispersed. The Company maintains an allowance for potential credit losses on accounts receivable. The Company makes ongoing assumptions relating to the collectability of its accounts receivable. The accounts receivable amounts presented on its balance sheets include reserves for accounts that might not be collected. In determining the amount of these reserves, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. The Company’s reserves have generally been adequate to cover its actual credit losses. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves, the Company has established that it would increase its general and administrative expenses and increase its reported net losses. Conversely, if actual credit losses are significantly less than its reserve, this would eventually decrease the Company’s general and administrative expenses and decrease its reported net losses. Allowances are recorded primarily on a specific identification basis. See Note 5 of the Financial Statements of this Report for more information.

Leasing Arrangements

At the inception of a lease covering equipment or real estate, the lease agreement is evaluated under the criteria of ASC 840, Leases. Leases meeting one of the four key criteria are accounted for as capital leases and all others are treated as operating leases. Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest. For operating leases, payments are recorded as rent expense. Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased equipment; and (iv) minimum lease payments that equal or exceed 90 percent of the fair value of the property. Subsequent to initial recognition, the asset is accounted for in accordance with the accounting policy applicable to that type of asset. The assets are amortized as per the Company’s accounting policy for Property and Equipment.

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

For landline solution services, and specifically in the Premium Rate Services (PRS), the Company provides technical, operational and financial telecom infrastructure to telecommunication service providers. Revenues are recognized when delivery occurs based on a pre-determined rate, number of calls and number of user minutes that the Company has managed in a given month.

For the mobile solutions services, the Company recognizes revenues from two different service offerings, namely managed services and bundled services. For managed services, revenues are recognized for network administration services provided to end users on behalf of Mobile Network Operators (MNO). Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, the Company provides both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air time and calculated based on a pre-determined service fee.

For the security solutions services, the Company recognizes revenues primarily from SIM lookup services using the VALid-SSD platform. Security solutions revenue is recognized based on the number of SIM lookups performed and calculated based on a pre-determined service fee per lookup. Other revenues recognized in the security solutions business include consulting services which are recognized as the services are performed.

Management’s judgment is applied regarding, among other aspects, conformance with acceptance criteria and if delivery of services has occurred, to determine if revenue and costs should be recognized in the current period. In addition, management evaluates the degree of completion of the services and the customer’s credit standing to assess whether payment is likely or not to justify revenue recognition.

Cost of Revenues and Operating Expenses

Cost of service includes origination, termination, network and billing charges from telecommunications operators, charges from telecommunication service providers, network costs, data center costs, facility costs of hosting network and equipment, and costs of providing resale arrangements with long distance service providers, costs of leasing transmission facilities and international gateway switches for voice and data transmission services.

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

Reporting Segments

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The business operates as one single segment and discrete financial information is based on the whole, not segregated; and is used by the chief decision maker accordingly.

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and customer deposits approximate their fair values based on their short-term nature. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. The Company's warrant liability, a derivative instrument, is recognized in the balance sheet at its fair values with changes in fair market value reported in earnings.

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

Risk-Free Interest Rate

The Company estimates the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the U.S. Treasury Department with a term equal to the reported rate or derived by using both spread in intermediate term and rates, to the expected life of the award.

Expected Dividend Yield

The Company estimates the expected dividend yield by giving consideration to its current dividend policies as well as those anticipated in the future considering its current plans and projections. The Company does not currently calculate a discount for any post-vesting restrictions to which its awards may be subject.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes (“ASC 740”). Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the income or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax assets and liabilities are recognized for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. Establishment of a valuation allowance is provided when the likelihood of realization of deferred tax assets it is more likely than not to be realized. Deferred taxes are recorded at tax rates for each respective tax jurisdiction in which the Company operates.

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

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The Company’s evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which the Company makes the change, which could have a material impact on our effective tax rate and operating results. The Company files federal income tax returns in the United States, various US state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2008 and later, with certain state jurisdictions open for audit for earlier years. The Company's policy is to record estimated interest and penalties on unrecognized tax benefits as part of its income tax provision. During the three month period ended March 31, 2014 and 2013, and as of December 31, 2013, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties as of March 31, 2014 and 2013, respectively.

Comprehensive Income/ (Loss)

Comprehensive income/ (loss) include all changes in equity during a period from non-owner sources. For the three month periods ended March 31, 2014 and March 31, 2013, the Company’s comprehensive income/ (loss) consisted of its net loss and foreign currency translation adjustments.

Business Combinations

The acquisition method of accounting for business combinations as per ASC 805, Business Combinations (“ASC 805”), requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company may adjust the provisional amounts recognized for a business combination).

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

Goodwill

The Company records goodwill when the fair value of consideration transferred in a business combination exceeds the fair value of the identifiable assets acquired and liabilities assumed. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but the Company tests them for impairment annually during its fourth quarter and whenever an event or change in circumstances indicates that the carrying value of the asset is impaired.

The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the carrying value of the reporting unit to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed. In the second step, the Company compares the implied fair value of goodwill to its carrying value in the reporting unit. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment charge. The Company is using the criteria in ASU 2011-08 Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits the Company to make a qualitative assessment of whether it is more likely than not than not that a reporting unit’s fair value is less than the carrying amount before applying the two-step goodwill impairment test. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less that its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.

The Company tests goodwill for impairment in the fourth quarter of each year, or sooner should there be an indicator of impairment as per ASC 350, Intangibles – Goodwill and Other. The Company periodically analyzes whether any such indicators of impairment exist. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. In the Company’s case, the indicator is the continuing losses.

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

The Company has adopted the provisions of ASC 350-40, Accounting for the Costs of Computer Software developed or obtained for internal use (former AICPA SOP 98-1, “ASC 350-40”), and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project; the preliminary project stage is completed and when technological feasibility is established. Software developed for internal use has generally been used to deliver hosted services to the Company’s customers. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “projects under construction” to a property and equipment asset subject to depreciation in accordance with the principle described in the previous sentence. In this account we also record equipment acquired from third parties, until it is ready for use. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the three month periods ended March 31, 2014 and 2013.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board or FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward exists. This guidance provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, except to the extent that carry forwards are not available to settle any additional income taxes that would result from disallowance of a tax position. The unrecognized tax benefit should be presented as a liability. This guidance is applicable for years and interim periods beginning after December 15, 2013. The Company has finalized the evaluation of adopting this standard on its consolidated financial statements, and it has concluded that it is not applicable because as of March 31, 2014 and December 31, 2013 the Company did not have any unrecognized tax benefits.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. As of March 31, 2014 and December 31, 2013, there is no impact of adopting this standard, because the Company has not disposed of any subsidiaries or group of assets.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. These amendments provide guidance on releasing Cumulative Translation Adjustments when a parent company sells partially equity method investments and in step acquisitions. The amendments are effective on a prospective basis for years and interim reporting periods beginning after December 15, 2013. The guidance is applicable to the Company in principle, but since its enactment, the Company has not derecognized any subsidiary or group of assets as of March 31, 2014.

In April 2014, the FASB issued ASU-2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements – Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The ASU redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographic area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals of components classified as held for sale in periods on or after December 15, 2014. The Company has not assessed what impact, if any, the ASU 2014-08 will have on its Condensed and Consolidated Financial Statements.

Note 5. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount of its estimated anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $11,307 and $7,693 as of March 31, 2014 and December 31, 2013, respectively.

Note 6. Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets amounted to $2,147,686 as of March 31, 2014, compared with $2,254,213 as of December 31, 2013, and $2,342,762 as of March 31, 2013. On March 31, 2014, $1,002,343 of the prepaid expenses was related to prepaid Value Added Tax (“VAT”), $545,577 for the same period of 2013, and $732,838 as of December 31, 2013.

Note 7. Other Assets

Other Assets are long-term in nature, and consist of other assets as well as long-term deposits and deferred financing costs amounting to $1,357,728 as of March 31, 2014, compared to $898,001 for the same period in 2013, and $1,412,408 as of December 31, 2013. The Company provides a breakdown of these assets below.

Long-term Deposit

As of March 31, 2014, there was $753,940 in long-term deposits made to various telecom carriers during the course of operations and a deposit to the French Tax Authorities, compared with $587,006 for the same period in 2013, and $771,193 as of December 31, 2013. The deposits are refundable at the termination of the business relationship with the carriers.

Deferred Financing Costs

During the third quarter of 2013, the Company performed funding related activities which resulted in issuing two convertible notes: a 10% Convertible Note with a nominated amount of €2,000,000 (valued at $2,750,320 as of March 31, 2014) and another 10% Convertible Note with a nominated amount of €4,000,000 (valued at $5,500,640 as of March 31, 2014). Due to this, the Company recorded $636,624 as deferred financing costs the agreed fixed commission of 8% of the funds received in 2013, and another $45,000 for legal expenses. These costs are amortized over the term of the convertible notes. As of March 31, 2014, the total outstanding amount to be amortized was $386,306.

Due from third parties

In 2013, the Company agreed to provide a loan to a third party at an interest rate of 5% per annum, with an option to acquire an equity interest. The loan was provided to fund the development and exploitation of applications using electronic medical health records. The loan will be repaid at the completion of the proof of concept (POC), which is a prototype that is designed to determine feasibility of the application development, which will not occur prior to 2015. The loan was provided in two tranches. In July 2013, the Company provided $150,000, and on February 12, 2014, the Company provided $50,000. The carrying value of the loan was $212,350 and $160,518 as of March 31, 2014 and December 31, 2013, respectively.

Note 8. Property and Equipment

Property and equipment at March 31, 2014 (unaudited) and December 31, 2013 consisted of:

	Average Estimated
	Useful Lives	March 31, 2014	December 31, 2013
		(Unaudited)
Furniture and fixtures	5	$301,469	$314,686
Computer, communication and network equipment	3 – 10	22,401,556	24,287,111
Software	5	4,183,138	8,473,042
Automobiles	5	91,479	91,580
Construction in progress for internal use software		4,646,073	2,603,731
Total property and equipment		31,623,715	35,770,150

Less: accumulated depreciation and amortization		(11,669,012)	(15,984,028)
Total property and equipment, Net		$19,954,703	$19,786,122

Computers, communications and network equipment includes the capitalization of the Company’s systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform;
•	CRM provisioning Software;
•	Mediation, Rating & Pricing engine;
•	ValidSoft security software applications;
•	Operations and business support software;
•	Network management tools.

During the period ended March 31, 2014, the Company performed an analysis of its fully depreciated assets, which resulted in an adjustment to the historic cost and associated accumulated depreciation for $5,487,683 and $5,580,953, respectively. The net effect of the adjustment is $93,270.

Construction in progress for internal use software consists of software projects in developments that have not been completed and equipment acquired from third parties but not yet ready for service. The total amount of internal use software costs capitalized to Construction in progress was $1,277,899 and $2,603,731 as of March 31, 2014 and December 31, 2013, respectively. Upon completion of development, the assets are reclassified from Construction in progress to the appropriate Property and Equipment category, at which point the assets begin to depreciate or amortize. During the three months ended March 31, 2014 we reclassified $68,646 as computer equipment.

In the first quarter of 2014, the Company reclassified assets from ‘Computer, Communication and Network equipment’ for an amount of $919,792, to ‘Construction in Progress’, because this was third party equipment currently being installed but not yet ready for service.

Note 9. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including, but not limited, to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

 Intangible assets as of March 31, 2014 (unaudited) and December 31, 2013 consisted of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2014	2013
		(unaudited)
Customer Contracts, Licenses , Interconnect & Technology	5-10	$4,539,986	$13,005,460
ValidSoft IP & Technology	1-10	16,228,419	16,246,291
Total intangible assets		20,768,405	29,251,751

Less: Accumulated amortization Customer Contracts, Licenses, Interconnect & Technology		(3,253,195)	(11,484,600)
Less: Accumulated Amortization ValidSoft IP & Technology		(9,612,061)	(9,096,474)
Total intangible assets, Net		$7,903,149	$8,670,677

During the period ended March 31, 2014, the Company performed an analysis of its fully amortized assets, which resulted in an adjustment to the historic cost and associated accumulated depreciation for $8,465,474 and $8,399,160, respectively. The net effect of the adjustment is $66,314.

Total amortization recorded as of March 31, 2014 and for December 31, 2013 was $709, 679. Total amortization expense for the three month periods ended March 31, 2014 and 2013 was $725, 539 and $712,024, respectively. As of March 31, 2014, December 31, 2013 and March 31, 2013, the Company did not record any impairment.

Estimated future amortization expense related to our intangible assets is:

	Rest of 2014	2015	2016	2017	2018	2019 and thereafter
Interconnect licenses and contracts	$507,756	$389,885	$240,094	$84,222	$64,834	$-
ValidSoft IP & Technology	1,670,721	2,078,917	2,029,346	589,845	110,011	137,518
Total	$2,178,477	$2,468,802	$2,269,440	$674,067	$174,845	$137,518

Note 10. The acquisition of assets of Telnicity

On March 31, 2014, the Company completed the purchase price allocation of its acquisition of most of the assets of Telnicity LLC (“Telnicity”). The net assets and operations were consolidated into the financial statements of the Company commencing April 1, 2013. The total purchase price for Telnicity was $1,180,000, which consisted of 1,000,000 shares of the Company’s common stock. The Company recorded originally $989,599 of identifiable intangible assets, based on the estimated fair values of the assets, and $190,402 of residual goodwill. In order to complete the allocation, the Company reviewed and adjusted accordingly the forecasts used for the valuation, and adjusted also the discount rate, which resulted in an reclassification of the values assigned to the intangible assets, with no consequence for the amount recorded as goodwill.

Note 11. Goodwill

The carrying value of the Company’s goodwill as of March 31, 2014 and December 31, 2013 was as follows:

Goodwill	March 31, 2014	December 31, 2013
Goodwill ValidSoft Ltd	$3,433,833	$3,433,833
Goodwill Morodo Ltd.	214,689	214,689
Goodwill Telnicity	190,401	190,401
End of period exchange rate translation	(69,724)	(65,697)
Total	$3,769,199	$3,773,226

Goodwill represents the excess of cost over the fair value of assets. Goodwill is not amortized, but instead is evaluated for impairment using a discounted cash flow model and other measurements of fair value such as market comparable transactions. The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting unit that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment. In the second step, a fair value for goodwill is estimated, based in part of the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

The Company assesses goodwill for impairment during the fourth quarter of each year, or sooner should there be an indicator of impairment. The Company periodically analyzes whether any such indicators of impairment exists. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. After considering qualitative factors including the Company’s market capitalization and the Company’s previously announced outlook for 2014, it concluded that, for the first quarter of 2014, a goodwill impairment test was required. In performing the first step of the two-step goodwill impairment test, the Company determined that the fair value of the Company as a single reporting unit, measured by the Company’s market capitalization, exceeded the carrying value by a significant amount indicating no impairment was necessary.

Note 12. Overdraft and Loan Payable

In 2004, Elephant Talk Ltd (“ETL”), a subsidiary of the Company, executed a credit facility with a bank in Hong Kong pursuant to which ETL borrowed funds. The interest rate and default payment interest rate were charged at 2% and 6% per annum respectively, above the lender’s Hong Kong Dollar Prime Rate quoted by the lender from time to time. The Company has not guaranteed the credit facility nor is it otherwise obligated to pay funds drawn upon it on behalf of ETL.

The related loans payable as of March 31, 2014 (unaudited) and December 31, 2013 are summarized as follows:

	March	December
	31, 2014	31, 2013
	(unaudited)
Installment loan payable due December 24, 2006, secured by personal guarantees of two stockholders, a former director, and a third party	$320,231	$320,358
Installment loan payable, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three stockholders and a former director	254,594	254,696
Installment loan payable, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three stockholders and a former director	103,855	103,897
Term loan payable, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,589	283,703
Total	$962,269	$962,654

In December 2009 Chong Hing Bank Limited (“Bank”), formerly known as Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong, commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.

The Bank alleged that it entered into various installment and term loan agreements and an overdraft account with ETL, a wholly-owned Hong Kong subsidiary of the Company. Various former officers and directors of ETL personally guaranteed the loans and overdraft account. As of March 31, 2014, the overdraft balance amounted to $402,234, compared to $359,017 for the same period in 2013. The balance as of December 31, 2013 was $391,436.

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

The court entered judgment in favor of Elephant Talk Communications Corp. and against the Bank on December 14, 2011, and awarded the Company $5,925 in costs. The judgment became final on February 16, 2012. The Company continues to accrue for these loans and related interest since its subsidiary ETL, may still be held liable for these loans.

Note 13. Deferred Revenue

Because the Company recognizes revenue upon performance of services, deferred revenue represents amounts received from the customers against future sales of services, such as in pre-paid mobile services, pre-paid maintenance fees and mobile and security project work. Deferred revenue was $203,623 (unaudited) and $142,731 as of March 31, 2014 and December 31, 2013, respectively.

Note 14. Accrued expenses

As of March 31, 2014 (unaudited) and December 31, 2013, the accrued expenses comprised of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Accrued Selling, General and Administrative expenses	$2,980,977	$2,271,086
Accrued cost of service	611,407	547,111
Accrued taxes (including VAT)	259,853	255,577
Accrued interest payable	1,546,498	1,300,101
Other accrued expenses	538,254	587,428
Total accrued expenses	$5,936,989	$4,961,303

Within accrued taxes are included income taxes payable as of March 31, 2014 (unaudited) and December 31, 2013 amounting to $31,815 and $88,420, respectively.

Accrued Selling, General and Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing & sales expenses, and office related expenses.

Note 15. 10% Related Party Loan and Convertible Note

The following table shows the composition of the 10% Related Party Loan and Convertible Note as shown in the Consolidated Balance Sheets:

	March 31, 2014	December 31, 2013
	(Unaudited)
10% Convertible Note (principal amount)	€2,000,000	€2,000,000
Exchange rate March 31, 2014: EURO 0.7272=US$1 and December 31, 2013: EURO 0.7264=US$1
10% Convertible Note	$2,750,320	$2,753,304
Less:
Debt Discount (Beneficial Conversion Feature)	(396,289)	(728,332)
Debt Discount (Extended Warrants)	(469,199)	(849,453)
Debt Discount (Warrants)	(72,326)	(141,800)
10% Related Party Loan and Convertible Note (Net of Debt Discount of $937,814 as per March 31, 2014 and $1,719,585 as per December 31, 2013)	$1,812,506	$1,033,719

On August 17, 2013, the Company issued a Convertible Note in the amount of € 2,000,000 ($2,750,320 at March 31, 2014) to an affiliate and accredited investor at an interest rate of 10% per annum. At any time after August 17, 2013, the Convertible Note is convertible, in whole or in part, at the option of the investor, into a number of shares of common stock of the Company equal to the quotient of the outstanding balance under the Convertible Note by $0.887. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note. Interest is computed on the basis of the actual number of days elapsed in a 365-day year, and shall accrue from the date negotiated, and shall continue to accrue on the outstanding principal balance until paid in full or converted. The maturity date is July 2, 2014.

In conjunction with the issuance of the Convertible Note, on August 17, 2013, the Company issued a Warrant to the investor to purchase 1,000,000 shares of restricted common stock. The Warrant is exercisable at any time on or after February 17, 2014 at a price of $0.887 per share for a term of 5 years, after the issuance date. In connection with the issuance of the Convertible Note and the Warrant, the Company also issued letters of extension to certain investors holding warrants issued previously by the Company to purchase shares of common stock of the Company. Pursuant to the extensions, the expiration date of the warrants has been extended for a period of two years to 2015 from the original expiration date of these warrants.

The securities underlying the Warrant and the shares of common stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act, as amended, or any state securities laws.

The Company concluded that the Warrant and the extended warrants do not require liability classification and are considered equity instruments. The Warrant is recognized at the relative fair value on the issue date of the Convertible Note as a debt discount and will be amortized using the effective interest method from issuance to the maturity date of the Convertible Note. The other warrants were valued using the binomial model and a relative fair value at issuance of $1,535,656 was determined and accounted for as debt discount of which $994,131 has been amortized and accounted for in the Consolidated Statement of Comprehensive Loss for the period ended March 31, 2014. At March 31, 2014, the balance of the debt discount due to warrants was $541,525 In addition, a beneficial conversion feature of $1,132,404 was identified, of which $736,115 has been amortized, and the unamortized portion of the beneficial conversion feature amounted to $396,289 as of March 31, 2014. The embedded conversion feature is not required to be separated.

Note 16. 10% 3rd Party Loan and Convertible Note

The following table shows the composition of the 10% 3rd Party Loan and Convertible Note as shown in the Consolidated Statement of Financial Position:

	March 31, 2014	December 31, 2013

10% Convertible Note (principal amount)	€4,000,000	€4,000,000
Exchange rate March 31, 2014: EURO .7272=US$1, and December 31, 2013: EURO 0.7264=US$1
10% Convertible Note	$5,500,640	$5,506,608
Less:
Debt Discount (Warrants)	(623,726)	(726,695)
10% 3rd Party Loan and Convertible Note (Net of Debt Discount of $623,726 as per March 31, 2014 and $726,695 as per December 31, 2013)	$4,876,914	$4,779,913

On August 28, 2013, the Company issued a Convertible Note for the amount of €4,000,000 ($5,500,640 at March 31, 2014) to an accredited investor at an interest rate of 10% per annum with maturity date of August 28, 2015. At any time after August 28, 2013, the Convertible Note is convertible, in whole or in part, at the option of the investor, into a number of shares of common stock equal to the quotient of the outstanding balance under the Convertible Note divided by $0.887. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note. Interest is computed on the basis of the actual number of days elapsed in a 365-day year, and shall accrue from the date negotiated, and shall continue to accrue on the outstanding principal balance until paid in full or converted.

In conjunction with the issuance of the Convertible Note, on August 28, 2013, the Company issued a Warrant to the investor to purchase 2,000,000 shares of restricted common stock. The Warrant is exercisable at any time on or after February 28, 2014 at a price of $0.887 per share. The Warrant has a five year term after the issuance date of August 28, 2013.

The securities underlying the Warrant and the shares of common stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act, as amended, or any state security laws.

The Company concluded that the Warrant does not require liability classification and is considered an equity instrument. The Warrants is recognized at a relative fair value on the issue date of the Convertible Note as a debt discount which was amortized using the effective interest method from issuance to the maturity date of the Convertible Note. The Warrant was valued using the binomial model at $864,394 on date of issuance of the Note. The debt discount balance as of March 31, 2014 and December 31, 2013 was $623,726 and $726,695, respectively. The embedded conversion feature is not required to be separated.

Note 17. Registered Direct Offering and Warrant liabilities

On June 11, 2013, the Company entered into an Amendment No. 1 (the “Amendment to SPA”) to certain Securities Purchase Agreement (the “SPA”) dated June 3, 2013 with certain institutional and other investors (“DJ Investors”) placed by Dawson James Securities Inc. (the “Placement Agent”) and Mr. Steven van der Velden, the Chief Executive Officer and Chairman of the Board (“Affiliated Investors”), relating to a registered direct public offering by the Company (the “Offering”). The gross proceeds of this SPA were $12,000,000 and resulted in net proceeds of $11,292,500 after the deduction of $707,500 for financing related expenses to various parties involved. The majority of the net proceeds were used to pay off the outstanding Senior 8% Secured Convertible Notes issued by the Company in 2012.

The number of shares issued relating to the SPA amounted to 17,425,621, the number of warrants amounted to 7,841,537 and was covered by the registration statement filed in 2012 for an amount of $75,000,000 (S-3/A Amendment No. 2, File No. 333-181738 dated June 6, 2012). The Company determined the fair value of the remaining outstanding warrants, totaling 2,892,857 using a Monte-Carlo Simulation model, which as of March 31, 2014 and December 31, 2013 amounted to $2,183,806 and $1,973,534, respectively. The warrants are re-evaluated at each reporting period with changes in the fair value recognized through the applicable period Consolidated Statement of Comprehensive Loss.

The SPA included the issuance of 7,841,537 investor warrants (“investor warrants”) and 183,284 warrants issued to the fund raising agent (“agent warrants” and together with the investor warrants, the “RD warrants”). The RD warrants have a five year term from the date of issuance, are exercisable at the price of $0.887 per share for the investor warrants and $0.853 per share for the agent warrants immediately from the date of issuance and include provisions governing the adjustments to the number of Warrant Shares issuable upon exercise of the RD warrants upon stock dividends, stock splits, and other events. The RD warrants may be transferred by a holder thereof in accordance with applicable securities laws.

In the event that, among other things, the registration statement relating to the shares of common stock is not effective, a holder of RD Warrants will also have the right, in its sole discretion, to exercise its RD Warrants for a net number of RD Warrant Shares pursuant to the cashless exercise procedures specified in the RD Warrants. The RD Warrants may be exercised in whole or in part, and any portion of a RD Warrant not exercised prior to the termination date shall be and become void and of no value. The absence of an effective registration statement or applicable exemption from registration does not alleviate the Company’s obligation to deliver common stock issuable upon exercise of a RD Warrant.

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

Under certain circumstances after 90 days from the issuance of the RD Warrant, in the event that the common stock trades at a price that is 20% or more above the exercise price of the RD Warrants for a period of twenty consecutive trading days (with an average daily volume equal to or greater than $350,000), the Company may require the holder of the RD Warrants to exercise the RD Warrants for cash. After the 90 days waiting period some of the RD Warrant holders indeed did decide to use their right to exchange their RD Warrants, and subsequently, the Company issued shares of common stock rather than paying cash. The number of RD Warrants exchanged amounted to 5,131,965 which resulted in the issuance of 4,102,792 shares of common stock. The exchange of the RD Warrants did not result in any cash inflow or cash outflow.

If, at any time a RD Warrant is outstanding, the Company consummates any fundamental transaction, as described in the RD Warrants and generally including any consolidation or merger into another corporation, or the sale of all or substantially all of its assets, or other transaction in which the common stock is converted into or exchanged for other securities or other consideration, the holder of any RD Warrants will thereafter receive the securities or other consideration to which a holder of the number of shares of common stock then deliverable upon the exercise or exchange of such RD Warrants would have been entitled upon such consolidation or merger or other transaction.

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

Note 18. Obligations under Capital Leases

The Company has a number of financing arrangements with its vendors to acquire equipment and licenses. These trade arrangements contain maturity periods ranging from two to three years, and interest rates between 8.65% and Euribor (3M) +1.5% at different foreign exchange rates. The following is an analysis of the property and equipment acquired under capital leases, recorded in the Property and Equipment line item by major classes:

	March	December
	31, 2014	31, 2013
Network equipment	$1,642,382	$1,642,759
Software licenses	873,212	874,174
Other	103,135	103,249
Total	2,618,729	2,620,182
Less: accumulated depreciation and amortization	(216,875)	(101,209)
Total	$2,401,854	$2,518,973

The current portion of the Capital Leases of $1,348,705 and $1,302,838 as of March 31, 2014 and December 31, 2013, respectively, is included in Current Liabilities “Obligations under capital leases” in the accompanying balance sheets and the long term portion of $465,654 and $845,529, is reported as “Non-current portion of obligations under capital lease” as of March 31, 2014 and December 31, 2013, respectively. Accrued interest is included in ‘Accrued expenses’ in the balance sheet. Depreciation of assets recorded under the capital leases is included in depreciation expense.

Note 19. Loan from joint venture partner

The Company entered into a 51% owned joint venture with ET-UTS N.V. on December 17, 2008 and received an unsecured loan with a principal amount of ANG (Antillian Guilder) 724,264 ($402,424) at an interest rate of 8% per annum, from the 49% shareholder in the joint venture, United Telecommunication Services N.V. that is the government owned incumbent telecom operator of Curaçao. No maturity date has been fixed and repayment of the loan and accrued interest will only take place when the joint venture is in a cash flow positive situation. The amount outstanding as of March 31, 2014 (unaudited), December 31, 2013 and March 31, 2013 was $614,169, $602,047 and $567,100, respectively, inclusive of accumulated accrued interest and is reflected as a long term liability on the accompanying balance sheets.

Note 20. Fair Value Measurements

The following tables summarize fair value measurements by level as of March 31, 2014 and December 31, 2013 for financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014 (unaudited)
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$2,183,806	$2,183,806
Total Derivatives Liabilities	$-	$-	$2,183,806	$2,183,806

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$1,973,534	$1,973,534
Total Derivatives Liabilities	$-	$-	$1,973,534	$1,973,534

The Company has classified the outstanding warrant liabilities into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers. The differences in level 3 items from December 31, 2013 to March 31, 2014 were only as a result in changes in the fair values. The Company uses the Monte Carlo valuation model to determine the value of the remaining outstanding warrants from the Registered Direct Offering of June 2013, discussed in Note 17 under the title “Registered Direct Offering and Warrant Liabilities”. Since this model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert. The assumptions used are:

Number of outstanding warrants

The number of outstanding warrants is adjusted every re-measurement date after deducting the exercise or exchange of any outstanding warrants during the previous reporting period.

Stock price at valuation date

The closing stock price at re-measurement date being the last available closing price of the reporting period taken from www.nasdaq.com.

Exercise Price

The exercise price is fixed and determined under the terms of the Convertible Note.

Remaining Term

The remaining term is calculated by using the contractual expiration date of the Convertible Note at the moment of re-measurement.

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

Risk-Free Interest Rate

We estimate the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the U.S. Treasury Department with a term equal to the reported rate, or derived by using both spread in intermediate term and rates, up to the maturity date of the Convertible Note.

Expected Dividend Yield

We estimate the expected dividend yield by giving consideration to our current dividend policies as well as those anticipated in the future considering our current plans and projections.

Exchange condition

The warrant holder has the option to do a cashless exchange of warrants at certain exchange conditions described in the warrants. The valuation for the exchange is based on a Black-Scholes calculation with pre-determined variables such as volatility (135%), remaining term (5 years), risk-free rate (variable), dividend yield (0%), exercise price ($0.887) and market price (closing bid price one day prior to the exchange date).

Mandatory exercise condition

Management’s estimate for the likelihood of being able to force a mandatory exercise of the warrants prior to the maturity of the warrant agreement.

Note 21. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 146,364,577 and 140,466,801 shares of common stock issued and outstanding as of March 31, 2014 (unaudited) and December 31, 2013, respectively, an increase of 5,897,776 shares, largely due to the issuance of 5,493,391 shares that were issued as a result of the exercise of 5,493,391 warrants; 263,257 shares were issued to employees as a result of exercised employee stock options, and a total of 141,127 shares (of which 127,167 shares were issued from the 2008 Option Plan plus 13,960 issued under the 2006 Option Plan) were issued as compensation to the Company’s executive officers and non-executive directors.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of March 31, 2014 and December 31, 2013 according to the Company’s stock transfer agent’s records were 146,610,477 and 140,712,701, respectively. The difference in number of issued shares recognized by the Company of 146,364,577 amounts to 245,900 and it is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 12,000 treasury shares issued under the former employee benefits plan.

(B) Preferred Stock

The Company’s Certificate of Incorporation (“Articles”) authorizes the issuance of 50,000,000 shares of preferred stock $0.00001 par value per share (the “Preferred Stock”). No shares of Preferred Stock are currently issued and outstanding. Under the Company’s Articles, the board of directors has the power, without further action by the holders of the common stock, subject to the rules of the NYSE MKT LLC, to designate the relative rights and preferences of the Preferred Stock, and issue the Preferred Stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the common stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the common stock.

For the period ended March 31, 2014, the Company did not issue any shares of Preferred Stock, and no shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The warrants outstanding at March 31, 2014 (unaudited) and December 31, 2013 have been recorded and classified as equity, except as of March 31, 2014 and December 31, 2013, the Company has recorded $2,183,806 and $1,973,534, respectively, in the balance sheet for the warrant liabilities issued in connection with the Registered Direct Offering described in Note 17. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.20. The table below summarizes the warrants outstanding as per March 31, 2014 and as of December 2013:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2014	2013
Warrants – Acquisitions	$0.63- $2.25	2013	-	-
Warrants – Fundraising	$0.853- $2.00	2013 – 2018	31,735,838	37,229,230
Warrants – Other	$2.21	2016	18,659	18,659
			31,754,497	37,247,889

Note 22.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of March 31, 2014 (unaudited) and December 31, 2013 were as follows:

Subsidiary	Non-controlling Interest %	March 31, 2014	December 31, 2013
		(unaudited)

ETC PRS UK	49%	$9,984	$9,894
ETC PRS Netherlands	49%	134,764	134,912
ET Bahrain WLL	1%	-	-
ET ME&A FZ LLC	49.46%	-	-

Total		$144,748	$144,806

Net losses attributable to non-controlling interest were insignificant for all the years presented.

Note 23. Basic and diluted net loss per share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company uses the “if converted” method for its senior secured convertible notes. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The diluted share base for 2013 and 2012 excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	Three months ended March 31,
Dilutive Securities	2014	2013
Convertible Notes	9,847,480	2,802,683
Warrants	31,754,497	39,808,547
Employee Stock Options	38,166,819	14,861,443
	79,768,796	57,472,673

These shares were excluded due to their anti-dilutive effect on the loss per share recorded in each of the years presented. No additional securities were outstanding that could potentially dilute basic earnings per share.

Note 24. 2006 Non-Qualified Stock and Option Compensation Plan and Amended and Restated 2008 Long Term Incentive Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

The Company has a 2006 Non-Qualified Stock and Option Compensation Plan (the “2006 Plan”). Under the 2006 Plan, there are no stock options outstanding as of March 31, 2014 and December 31, 2013. All remaining outstanding options expired in December 2013. During the first quarter of 2014, 13,960 restricted shares were issued under the 2006 Plan as non-cash compensation granted to management and board members for services during the last quarter of 2013. There are 89,490 shares that remain available for issuance under the 2006 Plan. During 2014, there were no option grants or exercises made under the 2006 Plan.

The 13,960 restricted shares issued under this plan as non-cash compensation granted to management and board members have been expensed in the Consolidated Statement of Comprehensive Loss for an amount of $17,171. These non-cash compensation shares are accounted for and valued using the share price and number of shares issued at issuance date, and they vest immediately when issued.

Amended and Restated 2008 Long-Term Incentive Compensation Plan

In 2008, the Company adopted the Elephant Talk Communications Inc. Long-Term Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan initially authorized total awards of up to 5,000,000 shares of Common Stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of Common Stock underlying the awards to be granted remained the same after the 25 to one reverse stock-split that was effectuated on June 11, 2008.

In 2011, the stockholders approved an increase in the shares available under the 2008 Plan from 5,000,000 to 23,000,000 shares of Common Stock. In 2013, the Company’s stockholders approved the amendment and restatement of the 2008 Plan, which increased the number of authorized shares from 23,000,000 to 46,000,000 shares of Common Stock.

Reconciliation of registered and available shares and/or options as of March 31, 2014:

Total

Registered January 15, 2008	5,000,000
Registered October 6, 2011	18,000,000
Approved in 2013	23,000,000
Total Authorized under this plan	46,000,000

Shares issued in prior years	1,521,366
Q4-2013 stock-based compensation issued in 2014	127,167
Options exercised	2,015,061
Outstanding options	38,166,819
Available for grant:	4,169,587

During the first three months of 2014, no shares were issued to consultants under the 2008 Plan. During the first quarter of 2014, the Company issued 127,167 restricted shares to various directors and officers under the 2008 Plan, in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2013 in shares of the Company. Options issued to directors and officers vested immediately upon grant.

During the fourth quarter of 2013, the total authorized shares under the 2008 Plan increased by 23,000,000, and the increase was approved at the Company’s shareholders meeting held at December 18, 2013. Currently a total of 38,166,819 stock options are outstanding at March 31, 2014 under the 2008 Plan. Options awards generally vest immediately or over a three-year period after the grant date. Options generally expire between three and four years from the date of grant.

Common Stock purchase options consisted of the following as of the quarter ended March 31, 2014 and the years ended December 31, 2013 and 2012:

Options:	Number of Options	Weighted Average Exercise Price		Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2012	12,181,130		$2.15	$15,418,671
Granted in 2013	24,496,741		$1.12	$14,107,008
Exercised (with delivery of shares)	(809,737)		$0.66	$(270,682)
Forfeitures (Pre-vesting)	(805,266)		$1.81	$(807,662)
Expirations (Post-vesting)	(556,524)		$1.92	$(648,529)
Exchanged for Cashless exercise	(26,571)		$0.60	$(13,834)
Outstanding as of December 31, 2013	34,479,773		$1.47	$27,784,972
Granted in 2014	4,570,672		$1.44	$3,727,605
Exercised (with delivery of shares)	(263,257)		$0.76	$(85,053)
Forfeitures (Pre-vesting)	(405,483)		$1.54	$(389,757)
Expirations (Post-vesting)	(214,886)		$1.85	$(264,604)
Exchanged for Cashless exercise	-	$		$-
Outstanding as of March 31, 2014	38,166,819		$1.44	$30,773,163

In 2014, options awarded had a weighted average exercise price of $1.44. The grant date fair market value of the options, in the aggregate, was $3,727,605.

The weighted average assumptions used for the options granted in 2014 using the Black-Scholes options model are: expected cumulative volatility of 183% based on calculated annual volatility of 86%, contractual life of 5.28 years, expected option life of 4.5 years (using the simplified method) and a Risk Free Interest Rate of 1.4%. The expected dividend yield is zero.

Following is a summary of the status and assumptions used of options outstanding as of the three months period ended March 31, 2014 and 2013:

	Three month period ended March 31,
	2014	2013
Grants
During the year	4,570,672	2,707,336
Weighted Average Annual Volatility	86%	77%
Weighted Average Cumulative Volatility	183%	128%
Weighted Average Contractual Life of grants (Years)	5.28	4.00
Weighted Average Expected Life of grants (Years)	4.54	2.98
Weighted Average Risk Free Interest Rate	1.4113%	0.375%
Dividend yield	0.0000%	0.0000%
Weighted Average Fair Value at grant-date	$0.865	$0.50

Options Outstanding
Total Options Outstanding	38,166,819	14,786,443
Weighted Average Remaining Contractual Life (Years)	4.53	4.86
Weighted Average Remaining Expected Life (Years)	3.72	4.65
Weighted Average Exercise Price	$1.44	$1.97
Aggregate Intrinsic Value (all options)	$(15,305,393)	$(11,114,294)
Aggregate Intrinsic Value (only in-the-money options)	$3,759,053	$189,260

Options Exercisable
Total Options Exercisable	21,001,467	7,753,936
Weighted Average Exercise Price	$1.68	$2.05
Weighted Average Remaining Contractual Life (Years)	3.55	5.60
Aggregate Intrinsic Value (all options)	$(13,088,025)	$(3,220,441)
Aggregate Intrinsic Value (only in-the-money options)	$1,864,515	$153,560

Unvested Options
Total Unvested Options	17,162,852	7,123,700
Weighted Average Exercise Price	$1.19	$2.91
Forfeiture rate used for this period ending	11.220%	9.472%

Options expected to vest
Number of options expected to vest corrected by forfeiture	16,448,958	6,448,915
Unrecognized stock-based compensation expense	$11,952,452	$3,716,607
Weighted Average remaining contract life (Years)	5.85	4.10

Exercises
Total shares delivered/issued	263,257	10,000
Weighted Average Exercise Price	$0.76	$0.644
Intrinsic Value of Options Exercised	$198,510	$6,510

At March 31, 2014, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was approximately $11,592,452, compared to $3,716,607 for the same period in 2013, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate was adjusted from 9.47% as per closing December 2013 to 11.22% as per closing March 31, 2014 and the corresponding impact in the Consolidated Statement of Comprehensive Loss has been accounted for in the first quarter of 2014.

Stock-Based Compensation Expense

The Company recorded for the three month period ended March 31, 2014 $771,724 in stock-based compensation, of which $733,724 under the provisions of ASC 718 and ASC 505-50, for both the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan, consisted of shares issued to directors and officers and employee option expensing. The remaining $38,000 of stock-based compensation was not part of any compensation plan but was the result of restricted common stock issued in 2013 with prior approval from the NYSE MKT, LLC for one year of consultancy services.  For the three month period ended March 31, 2013, the expensing was $1,410,910. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant.

As explained in Note 1 to the Financial Statements, under the title “Reclassification of changes to prior year information”, certain reclassifications have been made to the March 31, 2013 Financial Statements to conform to the current year presentation. Prior to December 31, 2013, the Company presented the stock-based compensation as one line item in the Company’s Consolidated Statement of Comprehensive Loss. The Company now includes the stock-based compensation within Selling, General and Administrative expenses line in the Consolidated Statement of Comprehensive Loss. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 25.  Income taxes

For financial statement purposes, loss before the income tax provision is divided amongst the following;

	March 31, 2014	March 31, 2013

Domestic	$(3,330,027)	$(2,616,780)
Foreign	(660,653)	(2,521,143)
Total	$(3,990,680)	$(5,137,923)

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary between none (zero) and 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred taxes to zero. The Company’s provision for income taxes for the three month period ending on March 31, 2014 relates to current foreign income tax amounting to $135,437.

In the ordinary course of business the Company is subject to tax examinations in the jurisdictions in which it files tax returns. The Company’s statute of limitations for tax examinations is four years for federal and state purposes and four to six years in the major foreign jurisdictions in which the company files.

Income tax benefit/(expense) for the period ended March 31, 2014 and March 31, 2013 is summarized as follows:

	March 31, 2014	March 31, 2013
Current:
Federal
State	-	-
Foreign	(135,437)	-
(135,437)
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Income tax (benefit)/expense	$(135,437)	$-

The following is a reconciliation of the provision for income taxes at the US federal statutory rate (34%) to the foreign income tax rate for the periods ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Tax expense (credit) at statutory rate-federal	34%	34%
State tax expense net of federal tax	-	-
Foreign income tax rate difference	(7.2)%	(14.0)%
Change in valuation allowance	(27.6)%	(20.0)%
Other	4.2%	0.00%
Tax expense at actual rate	3.4%	0.00%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2014 and December 31, 2013 are as follows:

Deferred tax assets:	March 31, 2014	March 31, 2013
Net Operating Losses	$37,159,532	$30,253,625
Total gross deferred tax assets	37,159,532	30,253,625
Less: Valuation allowance	(37,159,532)	(30,253,625)
Net deferred tax assets	$-	$-

As of March 31, 2014 and December 31, 2013, the Company had significant net operating losses (“NOL”) carry forwards. The deferred tax assets have been offset by a full valuation allowance in 2014 and 2013 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances, if any, will be recognized through earnings.

As of March 31, 2014 and December 31, 2013, the Company had federal and state income tax NOLs carry forwards of approximately $32 million and $39 million, respectively. The NOL carry forwards for foreign countries amounts to approximately $101 million. Such NOL carry forwards expire as follows:

	Domestic (US)	Foreign
2014-2019	$514,911	$25,503,624
2019-2024	4,173,661	16,999,944
2024-2031	27,398,936	58,457,606
NOL’s as of March 31, 2014	$32,087,508	$100,961,174

Section 382 of the Internal Revenue Code limits the use of NOLs and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a changes in ownership, utilization of the NOL carry forward could be restricted.

The Company files federal income tax returns in the United States (“US”) and various US state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. As of March 31, 2014 and December 31, 2013, the Company accrued an ASC 740-10 tax reserve of $0 and $0 for uncertain tax (benefits)/liability including interest and penalties. This provision has been released as of December 31, 2013 because the issue was effectively settled and management determined that a reserve was no longer required.

The Company does not currently anticipate recording any amount for unrecognized tax benefits within the next 12 months. The following table summarizes the 2012 and 2013 activity related to the unrecognized tax benefits and related tax carry forward:

Balance at December 31, 2012	$289,136
Increases related to prior year tax positions	-
Decreases related to prior year tax positions	(289,136)
Increases related to current year tax positions	-
Balance at December 31, 2013	-
Increases related to prior year tax positions	-
Decreases related to prior year tax positions	-
Balance at March 31, 2014	$-

Note 26.  Contingencies

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

Other

The Company is involved in various claims and lawsuits incidental to its business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on its financial position, liquidity, or results of operations.

Note 27. Geographic Information

Three months ended March 31, 2014

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$4,050,266	$2,429,587	$6,479,853
Identifiable assets	$35,744,452	$9,760,261	$45,504,713

Three months ended March 31, 2013

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$6,572,130	$24,370	$6,596,500
Identifiable assets	$29,637,388	$4,841,952	$34,479,340

Note 28. Related Party Transactions

On March 17, 2014, a warrant holder affiliated with the Company exercised certain of its warrants to purchase an aggregate of 5,332,383 shares of the Company’s common stock at an exercise price of $0.70 per share, for gross proceeds to the Company of $3,732,668.  The warrants were originally issued in 2009 with an exercise price of $1.00 per share.  A Special Committee of the board of directors of the Company authorized the reduction of the exercise price in order to induce the holder to immediately exercise the warrant for cash providing additional liquidity to the Company, which reduction was subsequently ratified by the Company’s board of directors.

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

Recent milestones for mobile product line:

•	On December 13, 2013 we announced that we have signed a 5-year extension with our MNO client Vodafone Enabler España, S.L. (“VEE”), with an average 13% increase on hosting fees. Although our contract with VEE provides for a mechanism to assure continuous prepayments of approximately $10 million for the duration of the contract, we are still discussing with VEE how to effectuate that part of the extension to the contract. We currently have some differences of opinion with VEE regarding the interpretation and execution of this part of the contract, and based on this fact the advancing by VEE is highly unlikely to happen anytime soon. Therefore we are currently working with several financial institutions to assist us in gaining the pre-payment utilizing the extension to the VEE contract.

•	On February 24, 2014 we announced the completion of the initial rollout of our newly enhanced Software Defined Networking (“SDN”) platform known as Software DNA® 2.0., which was developed in conjunction with existing Mobile Network Operator (“MNO”) customers in Spain and Mexico where the systems have been deployed. The platform is currently managing millions of mobile retail customers and the solution is the first comprehensive, hosted SDN solution. It includes core network functions that are dedicated to the unique needs of mobile operators who are faced with expensive and complex network infrastructure challenges.

•

On February 25, 2014 we announced that we had successfully migrated the first 600,000+ Grupo Iusacell (“Iusacell”) pre-paid subscribers in Mexico onto our dedicated platform. We expect additional migrations throughout the second half of 2014, as lusacell completes its transition and begins to rollout new services for its MNO and mobile virtual network operator (“MVNO”) customers in the Mexican market.

•	On April 22, 2014 we provided clarification on developments in Saudi Arabia following the announcement that Saudi Arabia has updated its mobile licensing efforts. We believe that our business plan in Saudi Arabia will develop during 2014, as our current contract with Zain Saudi Arabia (“Zain”) for the use of our platform includes any licensed MVNOs operating through the Zain mobile network. We are working with Zain’s new Matrix brand to provision all these SIMs onto our platform.

Recent milestones for the security product line (ValidSoft UK Limited or “ValidSoft”):

•	In November 2013, FICO announced the launch of ValidSoft proximity correlation service for credit and debit card issuers, which will be deployed with several UK banks.

•	In November 2013, ValidSoft won the coveted European Software testing Awards – TESTA – for the “Most Innovate Project in 2013”. The award related to ValidSoft’s accomplishment in outstanding achievements in the software testing and quality assurance market specific to the ValidSoft Voice Biometrics solutions.

•	During the last quarter of 2013, ValidSoft signed an Memorandum Of Understanding with Syniverse, a world-leading provider of services to the telecommunications industry and related enterprise and financial services sectors. Syniverse will explore opportunities for reselling ValidSoft’s products and services to its existing customer base.

Application of Critical Accounting Policies and Estimates

Revenue Recognition and Deferred Revenue

Revenue represents amounts earned for telecommunication and security services provided to customers (net of value added tax and inter-company revenue). We derive revenue from activities as a fixed-line, security and mobile services provider with its network and its own switching technology.

We follow the appropriate revenue recognition rules for each type of revenue. See “Revenue Recognition” in Note 3 of the Financial Statements for more information. The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”). Revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.  Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied. Deferred revenue represents amounts received from the customers against future sales of services since we recognize revenue upon performance of the services.

We report revenue on a gross basis using authoritative guidance issued by the FASB. Particularly for our landline solution services, we consider the following factors to determine the gross versus net presentation: if we (i) act as principal in the transaction and (ii) have risks and rewards of ownership, such as the risk of loss for collection and delivery of service.

Telecommunications revenues are recognized when delivery occurs based on a pre-determined rate and number of user minutes and number of calls that we managed in a given month.

For the mobile solutions services, we recognize revenues from two different service offerings, namely managed services and bundled services. For managed services, revenues are recognized for network administration services provided to end users on behalf of Mobile Network Operators (MNO) and virtual Mobile Network Operators (MVNO’s). Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, we provide both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air time and calculated based on a pre-determined service fee. Other revenues recognized in the mobile solutions include technical services which are recognized as the services are performed.

For the security solutions services, we recognize revenues primarily from SIM (Subscriber Identity Module) lookup services using the VALid-SSD platform. Security solutions revenue is recognized based on the number of SIM lookups performed and calculated based on a pre-determined service fee per lookup. Other revenues recognized in the security solutions services include consulting services which are recognized as the services are performed.

Management’s judgment is applied regarding, among other aspects, conformance with acceptance criteria and if delivery of services has occurred, to determine if revenue and costs should be recognized in the current period. In addition, management evaluates, the degree of completion of the services and the customer’s credit standing to assess whether payment is likely or not to justify revenue recognition.

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

For both the long term independent consultants and advisory board members, we recognize the guidance for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” ("ASC 505-50"). Under ASC 505-50, we determine the fair value of the options or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Stock-based compensation (cash and non-cash) related to equity plans for employees and non-employee directors is included within our cost of revenues and operating expenses.

Business Combinations

As described in “Business Combinations,” in Note 3 of the Financial Statements, under the purchase method of accounting we generally recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet.

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

Revenue Recognition and Deferred Revenue

Our revenue recognition policies are in compliance with ASC 605, Revenue Recognition (“ASC 605”). Revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured. We derive revenue from activities as a fixed-line, security and mobile services provider with its network and its own switching technology. Revenue represents amounts earned for telecommunication and security services provided to customers (net of value added tax and inter-company revenue). Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied. Deferred revenue represents amounts received from the customers against future sales of services since we recognize revenue upon performing the services.

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

Results of Operations

Our results of operations for the three months ended March 31 2014, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, ETL and its subsidiaries, Elephant Talk Europe Holding B.V. and its subsidiaries, Elephant Talk Group International B.V., Elephant Talk North America Corp., and ValidSoft and its subsidiaries.

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

The following table shows the USD equivalent of the major currencies for the three months ended March 31, 2014:

USD equivalent
Euro	$1.3702
British Pound	$1.6548

Adjusted EBITDA

In order to provide our stockholders with additional information regarding our financial results, we are disclosing Adjusted EBITDA, a non-GAAP financial measure. We employ Adjusted EBITDA, defined as earnings before provision for income taxes, depreciation and amortization, stock-based compensation, interest income and (expenses), interest expense related to debt discount and conversion feature, changes in fair value of conversion feature, loss on extinguishment of debt, changes in fair value of warrant liabilities, other income and (expense), and amortization of deferred financing costs. Adjusted EBITDA is included as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding the desired results. Accordingly, we believe that Adjusted EBITDA provides useful information for stockholders and others which allow them to better understand and evaluate our operating results.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the periods indicated, is as follows:

	Three months ended March 31,
Adjusted EBITDA	2014	2013

Net loss – US GAAP	$(4,126,117)	$(5,137,923)
Provision for income taxes	135,437	-
Depreciation and amortization	2,008,214	1,319,988
Stock-based compensation	771,724	1,410,910
Interest income and (expenses)	274,333	190,032
Interest expense related to debt discount and conversion feature	884,740	558,028
Change in fair value of conversion feature	-	139,792
Loss on extinguishment of debt	426	-
Changes in fair value of warrant liabilities	210,272	-
Other income and (expense)	(3,390)	-
Amortization of deferred financing costs	136,367	70,332
Adjusted EBITDA	$292,006	$(1,448,841)

Comparison of three months ended March 31, 2014 and March 31, 2013.

Revenue

Revenue for the three months ended March 31, 2014 was $6,479,853, a decrease of $116,647 or 2%, compared to $6,596,500 for the three months ended March 31, 2013.

Revenue for the landline services solutions for the three month period ended March 31, 2014 was $98,731, a decrease of $2,637,973 or 96%, compared to $2,736,704 for the same period of 2013. The decrease in the revenue for the landline service solutions is due to our Company’s strategy of shifting away from the landline business solution to the mobile and security service solutions.

Revenue for the mobile and security services solutions for the three month period ended March 31, 2014 was $6,381,122, an increase of $2,521,326 or 65%, compared to $3,859,796 for the same period of 2013. The increase in our mobile and security services solutions business is mainly due to additional contracts for new and existing customers.

Revenue

	March 31, 2014	March 31, 2013	Variance
Landline Services	$98,731	$2,736,704	($2,637,973)
Mobile & Security Solutions	6,381,122	3,859,796	2,521,326
Total Revenue	$6,479,853	$6,596,500	($116,647)

	March 31, 2014	March 31, 2013	Variance
Revenues	$6,479,853	$6,596,500	($116,647)
Cost of service	983,464	3,548,277	(2,564,813)
Revenues minus Cost of Service	$5,496,389	$3,048,223	$2,448,166

Revenue for the mobile and security service solutions increased as a percentage of our total revenue to 98% during the first quarter of 2014 as compared to 59% in the prior period in 2013.

Cost of service

Cost of service for the three months ended March 31, 2014 was $983,464, a decrease of $2,564,813 or 72%, compared to $3,548,277 for the three months period ending March 31, 2013. This decrease is related to the decline in our legacy landline service solution. Cost of service as a percent of the total revenue was 15% and 54% for the three months ended March 31, 2014 and 2013, respectively.

Cost of service includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, and data transmission services.

The following tables illustrates revenues and margins for the quarters ended:

Mobile and Security (Unaudited) Reported Revenue				*Total Margin ($ in millions)	* Total Margin as a % of Total
Quarter	($ in millions)	% of Total Company Revenue	Quarter	(Unaudited)	Company Revenue
1Q12	2.4	28.3	1Q12	1.7	19.7
2Q12	2.8	39.3	2Q12	1.9	26.8
3Q12	2.9	43.9	3Q12	2.1	31.3
4Q12	3.6	52.1	4Q12	2.7	39.4
1Q13	3.9	58.5	1Q13	3.0	46.2
2Q13	4.5	89.5	2Q13	3.5	70.7
3Q13	5.0	95.9	3Q13	4.1	79.2
4Q13	5.9	97.6	4Q13	5.0	82.5
1Q14	6.4	98.5	1Q14	5.5	84.8

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the three month periods ended March 31, 2014 and 2013 were $5,976,107 and $5,907,974, respectively. SG&A expenses remained relatively stable, increasing by $68,133 or 1% for the three months ended March 31, 2014 compared to the prior period in 2013, even though our staffing levels increased by 40%. The associated cost increases were offset this quarter by a decrease in stock-based compensation compared to prior year period in 2013. Stock-based compensation for the three month period ended March 31, 2014 and 2013 was $771,724 and $1,410,910, respectively, a decrease of $639,186 or 45%. Stock-based compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to staff and management;
•	the expensing of the shares issued to under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;
•	the expensing of restricted shares issued for consultancy services;

Depreciation and Amortization.

Depreciation and amortization expenses for the three months ended March 31, 2014 was $2,008,214, an increase of $688,226 or 52%, compared to $1,319,988 for the three months ended March 31, 2013. The largest portion of the increase relates to depreciation expenses, following the launch of the Mexican platform.

During the three months ended March 31, 2014 and 2013, interest income consisted of interest received on bank balances.

Interest expense for the three month periods ended March 31, 2014 and March 31, 2013 was $301,944 and $223,752, respectively. Interest expense increased by $78,192, or 35% for the three month period ended March 31, 2014 compared to the prior period in 2013. Higher levels of interest expense were the result of convertible notes issued in 2013 to two stockholders. See Notes 15 and 16 for more information.

For the periods ended March 31, 2014 and 2013, interest expenses related to debt discount and conversion feature were $884,740 and $558,028, respectively. Interest expenses related to debt discount and conversion features increased by $326,712 or 59%. This increase was due to the convertible notes issued in 2013. See Notes 15 and 16 for more information.

Change in Fair Value in Conversion Feature. As of March 31, 2014 and 2013, the change in the fair value of the conversion feature related to the 8% Senior Secured Convertible Note issued on March 29, 2012, was $0 and ($139,792), respectively. The conversion feature was extinguished when the convertible note was repaid in June 2013.

Change in Fair Value of Warrant Liabilities. As of March 31, 2014, the change in the fair value of the remaining outstanding warrants related to a registered direct public offering made by us on June 2013, was an increase of $210,272, compared to the value reported in December 31, 2013. The fair value of the remaining warrants was determined by a third party valuation expert using a Monte-Carlo Simulation model.

Provision for income taxes. Provision for income taxes for the three month period ended March 31, 2014 and 2013, was $135,437 and $0, respectively. In the ordinary course of our business there are transactions where the ultimate income tax determination is uncertain. We believe that we have adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an additional expense would be recorded.

Net Loss. Net loss for the three month period ended March 31, 2014, was $4,126,117, a decrease of $1,011,806 or 20%, compared to the loss of $5,137,923 for the same period in 2013. The decrease in Loss from Operations was caused by increased revenues from our mobile and security service solutions which yield higher margins.

Other Comprehensive (Loss). We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to losses of $2,219 and $761,762 for the three month periods ended March 31, 2014 and 2013, respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, we incurred net losses of $4,126,117 and cash flows from operations of $777,819 for the three month period ended March 31, 2014, and had an accumulated deficit of $229,518,039 as of March 31, 2014.

With cash and cash equivalents at March 31, 2014 of $3,918,046, proceeds from option exercises through March 31, 2014 of $199,803 and the gross proceeds of $3,893,677 following the exercise of warrants during the first quarter of 2014, and the improvement of net cash provided by operating activities, we believe that we can carry out our operational plans for the coming 12 months. However, for our long term strategy, we will need to continue to attract financing in order to finance our organizational growth and capital expenditures.

If we are unable to achieve the anticipated revenues or financing arrangement with our major vendors, we will need to attract further debt or equity financing. Although we have been successful in the past in meeting our cash needs, there can be no assurance that proceeds from additional revenues, vendor financings or debt and equity financings, where required, will be received in the required time frames. If this occurs, we may need to delay or restructure our operations. As of March 31, 2014, these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

	March 31, 2014	March 31, 2013

Net loss	$(4,126,117)	$(5,137,923)
Adjustments to reconcile net loss to net cash used in operating activities:	(4,008,538)	3,504,670
	(117,579)	(1,633,253)

Changes in operating assets and liabilities:	895,398	(1,330,441)
Net cash provided (used) by (in) operating activities	$777,819	$(302,812)

Before changes in operating assets and liabilities, net cash used reduced from $1,633,253 for the three months ended March 31, 2013 to $117,579 for the three months ended March 31, 2014, which is a decrease of $1,515,674 or 93%, largely driven by the increased revenues in the mobile and security service solutions.

Changes in operating assets and liabilities for the three months ended March 31, 2014 of $895,398 were caused by increasing levels of accounts payables and accrued expenses.

In total, compared to the same period last year, the net cash change improved from a use of $302,812 into a net cash “provided” by operating activities of $777,819 in the three months ended March 31, 2014, which represents an improvement of $1,080,631.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2014 was $1,802,951, an increase of $1,198,922, or 198% compared to $604,029 in the same period in 2013. This change resulted from investments in property and equipment, following increased demand for our services.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $4,003,480 and $165,554, respectively, an increase of $3,837,926.

As a result of the above activities, for the three months ended March 31, 2014, we had cash and cash equivalents of $3,918,046, a net increase in cash and cash equivalents of $2,665,731 since December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign currency exchange rate

Although the vast majority of our business activities are carried out in Euros, our Financial Statements are reported in US dollars (“USD”). The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities. Fluctuations in foreign currencies impact the total amount of assets and liabilities that we report for our foreign subsidiaries upon the translation of those amounts in USD.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of March 31, 2014. Disclosure controls and procedures are necessary to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

For the accounting and financial reporting period ended December 31, 2013 management had identified material weaknesses in internal controls over financial reporting relating to accounting for complex transactions including accounting and valuations associated with business combinations, complex financial instruments, disclosures surrounding income taxes, and the fact that the Company’s Board of Directors did not have an adequate number of independent director members during the period from December 18, 2013 until March 25, 2014.

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses identified related to the accounting and financial reporting for the period ended June 30, 2013 and December 31, 2013, the Company instituted the following measures in the fourth quarter of 2013 and in the first quarter of 2014 in order to remediate these weaknesses:

•	The Company consulted a professional valuation company to assist in determining the value of warrants using a Monte-Carlo Simulation model, which provided an expert review layer for complex financing transactions. The Company does not have in-house expertise for these types of complex valuations. On November 30, 2013, the Company filed an amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2013 to reflect the value of warrants as reported by the professional valuation company. During the period ended March 31, 2014, the Company has continued to use the professional valuation company. The Company believes that this remediated the material weakness identified for the period ended June 30, 2013

•	The Company further reviewed the identified weakness on the valuation of business combinations. The business combination under consideration, whereby the Company acquired certain assets, was not material from a significance acquisition test point of view. As a result, at the time, the Company performed a purchase price allocation internally. Subsequent review of this internal valuation showed that the Company did not have sufficient documentation for all of the assumptions, notably those underlying its calculation of the discount rate. During the first quarter of 2014, the Company performed procedures to ensure that the business combination accounting identified and considered all pertinent factors related to the intangibles acquired, including taking into account any potential contingent consideration; the Company further reviewed all assumptions and documented them. The review of the purchase price allocation assumptions and discount rate resulted in no material adjustments to the initially recorded amounts of intangibles or goodwill. As a result of the above, the Company believes that this weakness was remediated as of March 31, 2014.

•	The Company has been reviewing and improving the documentation of its processes with respect to the (a) identification and ongoing evaluation of uncertain tax positions in foreign tax jurisdictions; (b) complete and accurate recording of deferred tax assets and liabilities due to differences in accounting treatment for book and tax purposes. The Company believes that the improved documentation reflects the current status of its internal controls over financial reporting in the tax area, since management believes that it has controls in place sufficient to ensure that material misstatements of the Company’s annual and interim financial statements will be prevented or detected in a timely basis. The Company will finalize its evaluation of improvement measures during the second quarter of 2014, in order to conclude whether it has fully remediated the weakness identified for the period ended December 31, 2013;

•	On March 25, 2014, the Company appointed two directors to the Board of Directors (the "Board”). The Company’s Board has determined that the two new directors satisfy the independence standards under the rules of the NYSE MKT, LLC and the Securities and Exchange Commission. Effective April 1, 2014, Carl D. Stevens and Geoffrey Leland joined the Board, filling vacancies created following the 2013 annual meeting of stockholders in December 2013. Mr. Stevens and Mr. Leland serve as members of the Board’s Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee. This weakness was therefore remediated as of March 31, 2014.

Under the direction of the Audit Committee, management continues to review and make any changes it deems necessary to the overall design of the Company's internal control over financial reporting, including implementing improvements in policies and procedures. The Company will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Other.

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on the Company’s financial position, liquidity, or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.1	Amendment to the Amended and Restated Elephant Talk Communications Corp. 2008 Long-Term Incentive Compensation Plan.*

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) *

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) *

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ELEPHANT TALK COMMUNICATIONS CORP.

Date: May 12, 2014	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12 , 2014	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

