Form 10-Q
period 2014-06-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2014-08-11
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

As of July 31, 2014, there were 147,183,548 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$829,388	$1,252,315
Restricted cash	191,703	191,600
Accounts receivable, net of allowance for doubtful accounts of $29,547 and $7,693 at June 30, 2014 and December 31, 2013 respectively	8,223,963	5,976,879
Prepaid expenses and other current assets	2,619,882	2,254,213
Total current assets	11,864,936	9,675,007

NON-CURRENT ASSETS

OTHER ASSETS	1,288,246	1,412,408

PROPERTY AND EQUIPMENT, NET	20,711,832	19,786,122

INTANGIBLE ASSETS, NET	7,122,940	8,670,677

GOODWILL	3,740,646	3,773,226

TOTAL ASSETS	$44,728,600	$43,317,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$413,958	$391,436
Accounts payable and customer deposits	2,305,933	2,586,662
Obligations under capital leases (current portion)	1,898,346	1,302,838
Deferred revenue	163,848	142,731
Accrued expenses and other payables	6,592,945	4,961,303
Loans payable	963,051	962,654
10% Related Party Loan (net of Debt Discount of $1,719,585 at December 31, 2013)	-	1,033,719
Total current liabilities	12,338,081	11,381,343

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $518,463 at June 30, 2014 and $726,695 at December 31, 2013)	4,940,798	4,779,913
10% Related Party Loan (net of Debt Discount of $17,786 at June 30, 2014)	2,711,844	-
Warrant liabilities	2,144,858	1,973,534
Non-current portion of obligation under capital leases	487,728	845,529
Loan from joint venture partner	626,534	602,047
Total long term liabilities	10,911,762	8,201,023

Total liabilities	23,249,843	19,582,366

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 146,525,302 issued and outstanding as of June 30, 2014 (unaudited) and 140,466,801 shares issued and outstanding as of December 31, 2013	255,328,306	248,712,321
Accumulated other comprehensive income	121,636	269,869
Accumulated deficit	(234,115,159)	(225,391,922)
Elephant Talk Communications, Corp. stockholders' equity	21,334,783	23,590,268

NON-CONTROLLING INTEREST	143,974	144,806
Total stockholders' equity	21,478,757	23,735,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,728,600	$43,317,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the three month		For the six month
	periods ended		periods ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUES	$6,911,768	$4,994,145	$13,391,621	$11,590,645

COST AND OPERATING EXPENSES
Cost of service	828,581	1,465,517	1,812,045	5,013,794
Selling, general and administrative expenses	7,432,784	7,472,772	13,408,891	13,380,746
Depreciation and amortization of intangibles assets	1,928,392	1,836,231	3,936,606	3,156,219
Total cost and operating expenses	10,189,757	10,774,520	19,157,542	21,550,759

LOSS FROM OPERATIONS	(3,277,989)	(5,780,375)	(5,765,921)	(9,960,114)

OTHER INCOME (EXPENSE)
Interest income	29,545	21,527	57,156	55,247
Interest expense	(333,214)	(208,144)	(635,158)	(431,896)
Interest expense related to debt discount and conversion feature	(1,025,292)	(502,972)	(1,910,032)	(1,061,000)
Change in fair value of conversion feature	-	372,059	-	232,267
Changes in fair value of warrant liabilities	38,948	346,016	(171,324)	346,016
Loss on Extinguishment of Debt	-	(1,938,597)	(426)	(1,938,597)
Other income and (expense), net	68,008	-	71,398	-
Amortization of deferred financing costs	(113,090)	(2,075)	(249,457)	(72,406)
Total other income (expense)	(1,335,095)	(1,912,186)	(2,837,843)	(2,870,369)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(4,613,084)	(7,692,561)	(8,603,764)	(12,830,483)
Provision (benefit) for income taxes	(2,209)	-	133,228	-
NET LOSS	(4,610,875)	(7,692,561)	(8,736,992)	(12,830,483)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss	(148,233)	(534,887)	(150,452)	(1,296,649)
COMPREHENSIVE LOSS	$(4,759,108)	$(8,227,448)	$(8,887,444)	$(14,127,132)

Net loss per common share and equivalents - basic and diluted	$(0.03)	$(0.06)	$(0.06)	$(0.12)

Weighted average shares outstanding during the period - basic and diluted	146,482,547	118,686,598	144,130,543	115,734,177

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six month period ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,736,992)	$(12,830,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,936,606	3,156,219
Provision for doubtful accounts	18,865	(68,679)
Share-based compensation	2,674,261	4,405,959
Change in the fair value of the warrant liability	171,324	2,493,720
Amortization of deferred financing costs	249,457	-
Interest expense relating to debt discount and conversion feature	1,910,032	-
Unrealized foreign currency translation gain/(loss)	(71,398)	-

Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Decrease (increase) in accounts receivable	(2,329,143)	1,679,337
Decrease (increase) in prepaid expenses, deposits and other assets	(346,129)	(406,790)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	210,932	(241,952)
Increase (decrease) in deferred revenue	16,994	246,755
Increase (decrease) in accrued expenses and other payables	1,910,256	476,333
Net cash provided by (used in) operating activities	(384,935)	(1,089,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(3,922,724)	(2,262,540)
Net cash used in investing activities	(3,922,724)	(2,262,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash flow from Escrow account for principal and interest payments on 8% Convertible Notes	-	742,427
Proceeds from 12% Unsecured Loan from Related Party	-	1,290,790
Proceeds from Share Purchase Agreement – Unregistered securities	-	225,000
Proceeds from Share Purchase Agreement – Registered Direct	-	7,500,000
Proceeds from Share Purchase Agreement – Related Party	-	4,500,000
Fundraising fees	(90,000)	(707,500)
Payments on 8% Convertible Note installment payments and interest	-	(8,490,360)
Exercise of warrants and Options	4,283,033	60,394
Net cash provided by financing activities	4,193,033	5,120,751

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(308,301)	(22,225)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(422,927)	1,746,405
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$829,388	$2,979,673

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$123,644	$(304,381)
Purchases of Property and Equipment (delivered, not invoiced yet)	-	(1,938,180)
Leasing agreement	$-	927,133
Increase in Share Capital due to Telnicity acquisition	-	1,180,000
Increase in Share Capital for third party settlement	-	468,000
Cash paid during the period for income taxes	56,881	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Reclassification to prior year information

Prior to December 31, 2013, the Company presented share-based compensation as a separate line item in the Company’s Consolidated Statement of Comprehensive Loss. Commencing in 2014, the Company includes share-based compensation within Selling, General and Administrative expenses in the Consolidated Statement of Comprehensive Loss. Share-based compensation amounted to $1,902,537 and $2,995,049 for the three months ended June 30, 2014 and 2013, respectively, and $2,674,261 and $4,405,959 for the six months ended June 30, 2014 and 2013, respectively. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Note 2. Financial Condition

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $4,610,875 and $8,736,992 for the three and six month period ended June 30, 2014, and had an accumulated deficit of $234,115,159 as of June 30, 2014.

With cash and cash equivalents at June 30, 2014 of $829,388, the conversion of the Convertible Note amounting to $2,729,630 into equity subsequent to June 30, 2014 (refer to Note 28 Subsequent Events) and the improvement of net cash provided by operating activities, the Company believes that it can carry out its basic operational plans for the coming 12 months. However, for the longer term strategy and obligations of the Company, it will need to continue to attract financing in order to finance its organizational growth and capital expenditures.

If the Company is unable to achieve its anticipated revenues or financing arrangements with its major vendors, the Company will need to attract further debt or equity financing. Although the Company has been successful in the past in meeting its cash needs, there can be no assurance that proceeds from additional revenues, vendor financings or debt and equity financings, where required, will be received in the required time frames. If the Company is unable to achieve its anticipated revenues or obtain financing it may need to delay and restructure its operations. As of June 30, 2014, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Description of Business, Basis of Presentation and Principles of Consolidation

Description of Business

As a mobile Software Defined Network Architecture (Software DNA®) vendor, Elephant Talk Communications Corp. and its subsidiaries (also referred to as “Elephant Talk”, “ET” and the “Company”) provide a one stop solution for a full suite of mobile, fixed and convergent telecommunications software services. The Company also provides layered security services for mission critical applications in the cloud, through its wholly owned subsidiary, ValidSoft UK Limited (“ValidSoft”).

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

Basis of presentation of Interim Periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and the regulations referred to therein. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and related notes as included the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, (the “Form 10-K”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for June 30, 2014 and December 31, 2013 include the accounts of Elephant Talk Communications Corp. and its subsidiaries, specifically:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries Elephant Talk Communications Luxembourg SA, Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Morodo Group Ltd., Elephant Talk Belgium BVBA, and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;
•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH, Elephant Talk Communication (Europe) GmbH and the majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;
•	Elephant Talk Telecomunicação do Brasil LTDA, owned 90% by Elephant Talk Europe Holding B.V. and 10% by Elephant Talk Communication Holding AG;
•	Elephant Talk Europe Holding B.V.’s majority (100%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., and its majority owned (99%) Elephant Talk Bahrain W.L.L.;
•	its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC and 100% owned Elephant Talk Communications France S.A.S.;
•	its wholly-owned subsidiary Elephant Talk North America, Corp;
•	its wholly-owned subsidiary ValidSoft UK Limited and its wholly-owned subsidiaries ValidSoft Limited and ValidSoft (Australia) Pty Ltd (until December 31, 2013); and
•	its wholly-owned subsidiary Elephant Talk Group International B.V., based in The Netherlands.

All intercompany balances are eliminated in consolidation.

Note 4. Significant Accounting Policies

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries and the British Pound Sterling for its wholly-owned subsidiary ValidSoft. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, net gains and losses resulting from translation of foreign currency financial statements are included in stockholder’s equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated loss; under the line item ‘Other income and (expense)’.

Use of Estimates

The accompanying consolidated financial statements were prepared in accordance with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant areas of estimates include bad debt allowance, valuation of financial instruments, useful lives and share-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company would normally consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company has full access to the whole balance of cash and cash equivalents on a daily basis without any delay.

Restricted Cash

Restricted cash as of June 30, 2014 and December 31, 2013, was $191,703 and $191,600 respectively, and consists of cash deposited in blocked accounts as bank guarantees for national interconnection and wholesale agreements with telecom operators.

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

Leasing Arrangements

At the inception of a lease covering equipment or real estate, the lease agreement is evaluated under the criteria of ASC 840, Leases. Leases meeting one of the four key criteria are accounted for as capital leases and all others are treated as operating leases. Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest. For operating leases, payments are recorded as rent expense. Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased equipment; and (iv) minimum lease payments that equal or exceed 90 percent of the fair value of the property. Subsequent to initial recognition, the asset is accounted for in accordance with the accounting policy applicable to that type of asset. The assets are amortized in accordance with the Company’s accounting policy for Property and Equipment.

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

Cost of Service and Operating Expenses

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

Fair Value Measurements

In accordance with ASC 820 Fair Value Measurement (“ASC 820”), the Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Share-based Compensation

The Company follows the provisions of ASC 718, Compensation-Stock Compensation, (“ASC 718”). Under ASC 718, share-based awards are recorded at fair value as of the grant date and recognized as expense with an adjustment for forfeiture over the employee’s requisite service period (the vesting period, generally up to three years). The share-based compensation cost based on the grant date fair value is amortized over the period in which the related services are received.

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

The Company files federal income tax returns in the United States (“US”), various US state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2008 and later, with certain state jurisdictions open for audit for earlier years. The Company's policy is to record estimated interest and penalties on unrecognized tax benefits as part of its income tax provision.

Comprehensive Income/ (Loss)

Comprehensive income/ (loss) include all changes in equity during a period from non-owner sources, consisting of the Company’s net loss and foreign currency translation adjustments.

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

The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the carrying value of the reporting unit to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed. In the second step, the Company compares the implied fair value of goodwill to its carrying value in the reporting unit. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment charge. The Company is using the criteria in the Accounting Standards Update (“ASU”) 2011-08 Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits the Company to make a qualitative assessment of whether it is more likely than not than not that a reporting unit’s fair value is less than the carrying amount before applying the two-step goodwill impairment test. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less that its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.

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

The Company has adopted the provisions of ASC 350-40, Accounting for the Costs of Computer Software developed or obtained for internal use (former AICPA SOP 98-1, “ASC 350-40”), and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project; the preliminary project stage is completed and when technological feasibility is established. Software developed for internal use has generally been used to deliver hosted services to the Company’s customers. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “construction in progress” or CIP to a property and equipment asset subject to depreciation in accordance with the principle described in the previous sentence. In this account we also record equipment acquired from third parties, until it is ready for use. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the three and six month periods ended June 30, 2014 and 2013.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2014-12 – Compensation – Stock Compensation (“Topic 718”): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be achieved after the requisite Service Period. The amendments in this Update require that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, such performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance condition would be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and would be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effects of adopting the new guidance are unknown.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). It establishes a comprehensive revenue recognition standard for virtually all industries subject to GAAP, including those that previously followed industry-specific guidance such as the construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard is the culmination of a joint project with the IASB. Public entities will apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available—full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy GAAP at the date of initial application (e.g., January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy GAAP. Early adoption is prohibited. The effects of adopting the new guidance are unknown.

In April 2014, the FASB issued ASU-2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements – Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The ASU redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographic area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals of components classified as held for sale in periods on or after December 15, 2014. The effects of adopting the new guidance are unknown.

Note 5. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount of its estimated anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $29,547 and $7,693 as of June 30, 2014 and December 31, 2013, respectively.

Note 6. Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets amounted to $2,619,882 as of June 30, 2014, compared with $2,254,213 as of December 31, 2013. On June 30, 2014, $1,243,196 of the prepaid expenses was related to prepaid Value Added Tax (“VAT”) and $732,838 as of December 31, 2013.

Note 7. Other Assets

Other Assets are long-term in nature, and consist of other assets as well as long-term deposits and deferred financing costs amounting to $1,288,246 as of June 30, 2014, compared to $1,412,408 as of December 31, 2013, broken down as follows:

Long-term Deposit

As of June 30, 2014, there was $738,047 in long-term deposits made to various telecom carriers during the course of operations and a deposit to the French Tax Authorities, compared with $771,193 as of December 31, 2013. The deposits are refundable at the termination of the business relationship with the carriers.

Deferred Financing Costs

During 2013, the Company paid financing costs of $636,624 and $45,000 for legal expenses, related to the issuance of two convertible notes in the quarter ended September 30, 2013 (see Notes 14 and 15). These costs are amortized using the effective interest method over the term of each applicable convertible note. The outstanding deferred financing cost balances were $477,673 as of December 31, 2013 and $273,217 as of June 30, 2014.

Due from third parties

In 2013, the Company agreed to provide a loan to a third party at an interest rate of 5% per annum, with an option to acquire an equity interest. The loan was provided to fund the development and exploitation of applications using electronic medical health records. The loan will be repaid at the completion of the proof of concept (POC), which is a prototype that is designed to determine feasibility of the application development, which will not occur prior to 2015. The loan has been provided in a number of tranches, the last one was on April 7, 2014 for additional $50,000. The carrying value of the loan was $268,604 and $160,518 as of June 30, 2014 and December 31, 2013, respectively.

Note 8. Property and Equipment

Property and equipment at June 30, 2014 (unaudited) and December 31, 2013 consisted of:

	Average Estimated
	Useful Lives	June 30, 2014	December 31, 2013
		(Unaudited)
Furniture and fixtures	5	$305,224	$314,686
Computer, communication and network equipment	3 – 10	24,140,931	24,287,111
Software	5	4,370,684	8,473,042
Automobiles	5	90,793	91,580
Construction in progress for internal use software		4,807,973	2,603,731
Total property and equipment		33,715,605	35,770,150

Less: accumulated depreciation and amortization		(13,003,773)	(15,984,028)
Total property and equipment, Net		$20,711,832	$19,786,122

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

During the first six months of 2014, the Company performed an analysis of its fully depreciated assets, which resulted in an adjustment to the historic cost and associated accumulated depreciation for $5,580,953 and $5,487,683, respectively. The net effect of the adjustment was $77,848.

Construction in progress (“CIP”) for internal use software consists of software projects in developments that have not been completed, and equipment acquired from third parties but not yet ready for service. Upon completion of development, the assets are reclassified from Construction in progress to the appropriate Property and Equipment category, at which point the assets begin to depreciate or amortize. During the first six months of 2014, we added to CIP $2,269,334 of internal use software costs, $908,983 in acquired equipment and we reclassified $919,792 from Computer, Communication and Network, because this equipment was not yet ready for service. During the six months period ended June 30, 2014, we reclassified $1,651,033 from CIP into computer equipment and $155,618 as software.

Note 9. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including, but not limited, to software source codes, applications, customer list and pipeline, registration and licenses, patents and trademark/brands.

Intangible assets as of June 30, 2014 (unaudited) and December 31, 2013 consisted of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2014	2013
		(unaudited)
Customer Contracts, Licenses , Interconnect & Technology	5-10	$4,520,296	$13,005,460
ValidSoft IP & Technology	1-10	16,106,600	16,246,291
Total intangible assets		20,626,896	29,251,751

Less: Accumulated amortization Customer Contracts, Licenses, Interconnect & Technology		(3,411,321)	(11,484,600)
Less: Accumulated Amortization ValidSoft IP & Technology		(10,092,635)	(9,096,474)
Total intangible assets, Net		$7,122,940	$8,670,677

During the period ended March 31, 2014, the Company performed an analysis of its fully amortized assets, which resulted in an adjustment to the historic cost and associated accumulated depreciation for $8,465,474 and $8,399,160, respectively. The net effect of the adjustment is $66,314.

Accumulated amortization increased by $1,348,379 in the first six months of 2014. Total amortization expense for the three and six month periods ended June 30, 2014 and 2013 was $739,617 and $725,539, respectively. As of June 30, 2014, December 31, 2013 and June 30, 2013, the Company did not record any impairment.

Estimated future amortization expense related to our intangible assets is:

	Rest of 2014	2015	2016	2017	2018	2019 and thereafter
ValidSoft IP and Technology	$330,434	$389,391	$240,094	$84,222	$64,834	$-
Interconnect licenses and contracts	1,105,453	2,063,311	2,014,113	585,421	109,185	136,481
Total	$1,435,887	$2,452,702	$2,254,207	$669,643	$174,019	$136,481

Note 10. Goodwill

The carrying value of the Company’s goodwill as of June 30, 2014 (unaudited) and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Goodwill	(unaudited)
Goodwill ValidSoft Ltd	$3,328,553	$3,433,833
Goodwill Morodo Ltd.	221,692	214,689
Goodwill Telnicity assets	190,401	190,401
End of period exchange rate translation	-	(65,697)
Total	$3,740,646	$3,773,226

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

The Company assesses goodwill for impairment during the fourth quarter of each year, or sooner should there be an indicator of impairment. The Company periodically analyzes whether any such indicators of impairment exists. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. After considering qualitative factors including the Company’s market capitalization and the Company’s previously announced outlook for 2014, it concluded that, for the second quarter of 2014, a goodwill impairment test was required. In performing the first step of the two-step goodwill impairment test, the Company determined that the fair value of the Company as a single reporting unit, measured by the Company’s market capitalization, exceeded the carrying value by a significant amount indicating no impairment was necessary.

Note 11. Overdraft and Loan Payable

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

The related loans payable as of June 30, 2014 (unaudited) and December 31, 2013 are summarized as follows:

	June	December
	30, 2014	31, 2013
	(unaudited)
Installment loan payable due December 24, 2006, secured by personal guarantees of two stockholders, a former director, and a third party	$320,490	$320,358
Installment loan payable, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three stockholders and a former director	254,801	254,696
Installment loan payable, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three stockholders and a former director	103,940	103,897
Term loan payable, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,820	283,703
Total	$963,051	$962,654

In December 2009 Chong Hing Bank Limited (“Bank”), formerly known as Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong, commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.

The Bank alleged that it entered into various installment and term loan agreements and an overdraft account with ETL, a wholly-owned Hong Kong subsidiary of the Company. Various former officers and directors of ETL personally guaranteed the loans and overdraft account. As of June 30, 2014, the overdraft balance amounted to $413,958, compared to $369,859 for the same period in 2013. The balance as of December 31, 2013 was $391,436.

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

Note 12. Deferred Revenue

Because the Company recognizes revenue upon performance of services, deferred revenue represents amounts received from the customers against future sales of services, such as in pre-paid mobile services, pre-paid maintenance fees and mobile and security project work. Deferred revenue was $163,848 (unaudited) and $142,731 as of June 30, 2014 and December 31, 2013, respectively.

Note 13. Accrued expenses

As of June 30, 2014 (unaudited) and December 31, 2013, the accrued expenses were comprised of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Accrued Selling, General and Administrative expenses	$3,040,757	$2,271,086
Accrued cost of service	587,579	547,111
Accrued taxes (including VAT)	683,212	255,577
Accrued interest payable	1,771,092	1,300,101
Other accrued expenses	510,305	587,428
Total accrued expenses	$6,592,945	$4,961,303

Within accrued taxes are included income taxes payable as of June 30, 2014 (unaudited) and December 31, 2013 amounting to $7,543 and $88,420, respectively.

Accrued Selling, General and Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing and sales expenses, and office related expenses.

Note 14. 10% Related Party Convertible Note

The following table shows the composition of the 10% Related Party Convertible Note as shown in the Consolidated Balance Sheets:

	June 30, 2014	December 31, 2013
	(Unaudited)
10% Convertible Note (principal amount)	€2,000,000	€2,000,000
Exchange rate June 30, 2014: EURO 0.7327=US$1 and December 31, 2013: EURO 0.7264=US$1
10% Convertible Note	$2,729,630	$2,753,304
Less:
Debt Discount (Beneficial Conversion Feature)	(7,405)	(728,332)
Debt Discount (Extended Warrants)	(9,440)	(849,453)
Debt Discount (Warrants)	(941)	(141,800)
10% Related Party Convertible Note (Net of Debt Discount of $17,786 as per June 30, 2014 and $1,719,585 as per December 31, 2013)	$2,711,844	$1,033,719

On August 17, 2013, the Company issued a Convertible Note in the amount of € 2,000,000 ($2,729,630 at June 30, 2014) to an affiliate of the Company and an accredited investor at an interest rate of 10% per annum (the “2013 Related Party Convertible Note”). At any time after August 17, 2013, the 2013 Related Party Convertible Note became convertible, in whole or in part, at the option of the investor, into a number of shares of common stock of the Company equal to the quotient of the outstanding balance under the 2013 Related Party Convertible Note by $0.887. The 2013 Related Party Convertible Note also contains default provisions, including provisions for potential acceleration of the 2013 Related Party Convertible Note. Interest is computed on the basis of the actual number of days elapsed in a 365-day year, and shall accrue from the date negotiated, and shall continue to accrue on the outstanding principal balance until paid in full or converted. The maturity date was July 2, 2014.

Subsequent to June 30, 2014, the Company entered into a Note Conversion Letter Agreement (the “Conversion Agreement”) and a Warrant Amendment Letter Agreement (the “Warrant Amendment”) with the affiliate to, among other things, immediately convert the 2013 Related Party Convertible Note into a number of shares of common stock. Please refer to Note 28 for more information.

Per ASC 470-10-45-12B and 45-14, replacing a short term obligation with securities requires long-term classification of the debt. Therefore, as a result of the conversion into shares, the Company has reclassified the Related Party Convertible Note to long-term debt as of June 30, 2014.

In conjunction with the issuance of the 2013 Related Party Convertible Note, on August 17, 2013, the Company issued a Warrant to the investor to purchase 1,000,000 shares of restricted common stock. The Warrant is exercisable at any time on or after February 17, 2014 at a price of $0.887 per share for a term of 5 years, after the issuance date. In connection with the issuance of the 2013 Related Party Convertible Note and the Warrant, the Company also issued letters of extension to certain investors holding warrants issued previously by the Company to purchase shares of common stock of the Company. Pursuant to the extensions, the expiration date of the warrants has been extended for a period of two years to 2015 from the original expiration date of these warrants.

The securities underlying the Warrant and the shares of common stock issuable upon conversion of the 2013 Related Party Convertible Note have not been registered under the Securities Act, as amended, or any state securities laws.

The Company concluded that the Warrant and the extended warrants do not require liability classification and are considered equity instruments. The Warrant is recognized at the relative fair value on the issue date of the 2013 Related Party Convertible Note as a debt discount and will be amortized using the effective interest method from issuance to the maturity date of the 2013 Related Party Convertible Note. The other warrants were valued using the binomial model and a relative fair value at issuance of $1,535,656 was determined and accounted for as debt discount of which $1,525,275 has been amortized and accounted for in the Consolidated Statement of Comprehensive Loss for the period ended June 30, 2014. At June 30, 2014, the balance of the debt discount due to warrants was $10,381 In addition, a beneficial conversion feature of $1,132,404 was identified, of which $1,124,999 has been amortized, and the unamortized portion of the beneficial conversion feature amounted to $7,405 as of June 30, 2014. The embedded conversion feature is not required to be separated.

Note 15. 10% 3rd Party Convertible Note

The following table shows the composition of the 10% 3rd Party Convertible Note as shown in the Consolidated Statement of Financial Position:

	June 30, 2014	December 31, 2013

10% Convertible Note (principal amount)	€4,000,000	€4,000,000
Exchange rate June 30, 2014: EURO 0.7327=US$1, and December 31, 2013: EURO 0.7264=US$1
10% Convertible Note	$5,459,260	$5,506,608
Less:
Debt Discount (Warrants)	(518,463)	(726,695)
10% 3rd Party Convertible Note (Net of Debt Discount of $518,463 as per June 30, 2014 and $726,695 as per December 31, 2013)	$4,940,797	$4,779,913

On August 28, 2013, the Company issued a Convertible Note for the amount of €4,000,000 ($5,459,260 at June 30, 2014) to an accredited investor at an interest rate of 10% per annum with maturity date of August 28, 2015. At any time after August 28, 2013, the Convertible Note is convertible, in whole or in part, at the option of the investor, into a number of shares of common stock equal to the quotient of the outstanding balance under the Convertible Note divided by $0.887. The Convertible Note also contains default provisions, including provisions for potential acceleration of the Convertible Note. Interest is computed on the basis of the actual number of days elapsed in a 365-day year, and shall accrue from the date negotiated, and shall continue to accrue on the outstanding principal balance until paid in full or converted.

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

The Company concluded that the Warrant does not require liability classification and is considered an equity instrument. The Warrants is recognized at a relative fair value on the issue date of the Convertible Note as a debt discount which was amortized using the effective interest method from issuance to the maturity date of the Convertible Note. The Warrant was valued using the binomial model at $864,394 on the date of issuance of the Note. The debt discount balance as of June 30, 2014 and December 31, 2013 was $518,463 and $726,695 respectively. The embedded conversion feature is not required to be separated.

Note 16. Registered Direct Offering and Warrant liabilities

On June 11, 2013, the Company entered into an Amendment No. 1 (the “Amendment to SPA”) to a certain Securities Purchase Agreement (the “SPA”) dated June 3, 2013 with certain institutional and other investors (“DJ Investors”) placed by Dawson James Securities Inc. (the “Placement Agent”) and Mr. Steven van der Velden, the Chief Executive Officer and Chairman of the Board (“Affiliated Investors”), relating to a registered direct public offering by the Company (the “Offering”). The gross proceeds of this SPA were $12,000,000 and resulted in net proceeds of $11,292,500 after the deduction of $707,500 for financing related expenses to various parties involved. The majority of the net proceeds were used to pay off the outstanding Senior 8% Secured Convertible Notes issued by the Company in 2012.

The number of shares issued relating to the SPA amounted to 17,425,621, the number of warrants amounted to 7,841,537 and was covered by the registration statement filed in 2012 for an amount of $75,000,000 (S-3/A Amendment No. 2, File No. 333-181738 dated June 6, 2012). The Company determined the fair value of the remaining outstanding warrants, totaling 2,892,857 using a Monte-Carlo Simulation model, which as of June 30, 2014 and December 31, 2013 amounted to $2,144,858 and $1,973,534, respectively. The warrants are re-evaluated at each reporting period with changes in the fair value recognized through the applicable period Consolidated Statement of Comprehensive Loss.

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

Note 17. Obligations under Capital Leases

The Company has a number of financing arrangements with its vendors to acquire equipment and licenses. These trade arrangements contain maturity periods ranging from two to three years, and interest rates between Euribor (3M) +1.5% and 8.65%. The following is an analysis of the property and equipment acquired under capital leases, recorded in the Property and Equipment line item by major classes:

	June 30, 2014	December 31, 2013

Network equipment	$1,644,606	$1,642,759
Software licenses	1,549,065	874,174
Other	170,602	103,249
Total	3,364,273	2,620,182
Debt Discount (Warrants)	(333,537)	(101,209)
Total	$3,030,736	$2,518,973

The current portion of the Obligation under Capital Leases of $1,898,346 and $1,302,838 as of June 30, 2014 and December 31, 2013, respectively, is included in Current Liabilities “Obligations under capital leases” in the accompanying balance sheets and the long term portion of $487,728 and $845,529, is reported as “Non-current portion of obligations under capital lease” as of June 30, 2014 and December 31, 2013, respectively. Accrued interest is included in ‘Accrued expenses’ in the balance sheet. Depreciation of assets recorded under the capital leases is included in depreciation expense.

During the first half of 2014, the Company closed a lease agreement with Hewlett-Packard for software licenses amounting to €568,425 ($775,795 as of June 30, 2014).

Note 18. Loan from joint venture partner

The Company entered into a 51% owned joint venture with ET-UTS N.V. on December 17, 2008 and received an unsecured loan with a principal amount of ANG (Antillian Guilder) 724,264 ($402,424) at an interest rate of 8% per annum, from the 49% shareholder in the joint venture, United Telecommunication Services N.V. that is the government owned incumbent telecom operator of Curaçao. No maturity date has been fixed and repayment of the loan and accrued interest will only take place when the joint venture is in a cash flow positive situation. The amount outstanding as of June 30, 2014 (unaudited) and December 31, 2013 was $626,534 and $602,047, respectively, inclusive of accumulated accrued interest and is reflected as a long term liability on the accompanying balance sheets.

Note 19. Fair Value Measurements

The following tables summarize fair value measurements by level as of June 30, 2014 and December 31, 2013 for financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014
	(unaudited)
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$2,144,858	$2,144,858
Total Derivatives Liabilities	$-	$-	$2,144,858	$2,144,858

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$1,973,534	$1,973,534
Total Derivatives Liabilities	$-	$-	$1,973,534	$1,973,534

The Company has classified the outstanding warrant liabilities into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers. The differences in level 3 items from December 31, 2013 to June 30, 2014 were only as a result in changes in the fair values. The Company uses the Monte Carlo valuation model to determine the value of the remaining outstanding warrants from the Registered Direct Offering of June 2013, discussed in Note 17 under the title “Registered Direct Offering and Warrant Liabilities”. Since this model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert. The assumptions used are:

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

Note 20. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 146,525,302 and 140,466,801 shares of common stock issued and outstanding as of June 30, 2014 (unaudited) and December 31, 2013, respectively, an increase of 6,058,501 shares, largely due to the issuance of 5,518,392 shares that were issued as a result of the exercise of 5,518,392 warrants; 342,944 shares were issued to employees as a result of exercised employee stock options, and a total of 197,165 shares (of which 183,205 shares were issued from the 2008 Option Plan plus 13,960 issued under the 2006 Option Plan) were issued as compensation to the Company’s executive officers and non-executive directors.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of June 30, 2014 and December 31, 2013 according to the Company’s stock transfer agent’s records were 146,771,202 and 140,712,701, respectively. The difference in number of issued shares recognized by the Company of 146,525,302 amounts to 245,900 and it is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 12,000 treasury shares issued under the former employee benefits plan.

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

For the period ended June 30, 2014, the Company did not issue any shares of Preferred Stock, and no shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The warrants outstanding at June 30, 2014 (unaudited) and December 31, 2013 have been recorded and classified as equity, except as of June 30, 2014 and December 31, 2013, the Company has recorded $2,144,858 and $1,973,534, respectively, in the balance sheet for the warrant liabilities issued in connection with the Registered Direct Offering described in Note 17. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.24. The table below summarizes the warrants outstanding as of June 30, 2014 and as of December 2013:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2014	2013
Warrants – Acquisitions	$0.63- $2.25	2013	-	-
Warrants – Fundraising	$0.853- $2.00	2013 – 2018	31,710,838	37,229,230
Warrants – Other	$2.21	2016	18,659	18,659
			31,729,497	37,247,889

Note 21.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of June 30, 2014 (unaudited) and December 31, 2013 were as follows:

Subsidiary	Non-controlling Interest %	June 30, 2014	December 31, 2013
		(unaudited)

ETC PRS UK	49%	$10,222	$9,894
ETC PRS Netherlands	49%	133,752	134,912
ET Bahrain WLL	1%	-	-
ET ME&A FZ LLC	49.46%	-	-

Total		$143,974	$144,806

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

The diluted share base for 2014 and 2013 excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	Six months ended June 30,
Dilutive Securities	2014	2013
Convertible Notes	10,011,159	-
Warrants	31,729,497	42,203,174
Employee Stock Options	41,204,259	20,070,397
	82,944,915	62,273,571

These shares were excluded due to their anti-dilutive effect on the loss per share recorded in each of the years presented. No additional securities were outstanding that could potentially dilute basic earnings per share.

Note 23. 2006 Non-Qualified Stock and Option Compensation Plan and Amended and Restated 2008 Long Term Incentive Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

The Company has a 2006 Non-Qualified Stock and Option Compensation Plan (the “2006 Plan”). Under the 2006 Plan, there are no stock options outstanding as of June 30, 2014 and December 31, 2013. All remaining outstanding options expired in December 2013. During the second quarter of 2014, no restricted shares were issued under the 2006 Plan as non-cash compensation granted to management and board members for services. There are 89,490 shares that remain available for issuance under the 2006 Plan. During 2014, there were no option grants or exercises made under the 2006 Plan.

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

Reconciliation of registered and available shares and/or options as of June 30, 2014:

Total

Registered January 15, 2008	5,000,000
Registered October 6, 2011	18,000,000
Approved in 2013	23,000,000
Total Authorized under this plan	46,000,000

Shares issued in prior years	1,521,366
Q4-2013 share-based compensation issued in 2014	183,205
Options exercised	2,094,748
Outstanding options	41,204,259
Available for grant:	996,422

During the first six months of 2014, no shares were issued to consultants under the 2008 Plan. During the first quarter of 2014, the Company issued 183,205 restricted shares to various directors and officers under the 2008 Plan, in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2013 in shares of the Company. Options issued to directors and officers vested immediately upon grant.

During the fourth quarter of 2013, the total authorized shares under the 2008 Plan increased by 23,000,000, and the increase was approved at the Company’s shareholders meeting held at December 18, 2013. Currently, a total of 41,204,259 stock options are outstanding at June 30, 2014 under the 2008 Plan. Options awards generally vest immediately or over a three-year period after the grant date. Options generally expire between three and four years from the date of grant.

Common Stock purchase options consisted of the following as of the quarter ended June 30, 2014 and the years ended December 31, 2013 and 2012:

Options:	Number of Options	Weighted Average Exercise Price		Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2012	12,181,130		$2.15	$15,418,671
Granted in 2013	24,496,741		$1.12	$14,107,008
Exercised (with delivery of shares)	(809,737)		$0.66	$(270,682)
Forfeitures (Pre-vesting)	(805,266)		$1.81	$(807,662)
Expirations (Post-vesting)	(556,524)		$1.92	$(648,529)
Exchanged for Cashless exercise	(26,571)		$0.60	$(13,834)
Outstanding as of December 31, 2013	34,479,773		$1.47	$27,784,972
Granted in 2014	8,090,221		$1.22	$5,120,228
Exercised (with delivery of shares)	(342,944)		$0.74	$(109,699)
Forfeitures (Pre-vesting)	(538,466)		$1.55	$(502,371)
Expirations (Post-vesting)	(484,325)		$2.02	$(570,671)
Exchanged for Cashless exercise	-	$		$-
Outstanding as of June 30, 2014	41,204,259		$1.40	$31,722,459

In 2014, options awarded had a weighted average exercise price of $1.40. The grant date fair market value of the options, in the aggregate, was $5,120,228.

The weighted average assumptions used for the options granted in 2014 using the Black-Scholes options model are: expected cumulative volatility of 151% based on calculated annual volatility of 86%, contractual life of 4.35 years, expected option life of 3.3 years (using the simplified method) and a Risk Free Interest Rate of 0.94%. The expected dividend yield is zero.

At June 30, 2014, the unrecognized expense portion of share-based awards granted to employees under the 2008 Plan was approximately $11,607,937, compared to $5,149,945 for the same period in 2013, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate was adjusted from 9.47% as per closing December 2013 to 10.307% as per closing June 30, 2014 and the corresponding impact in the Consolidated Statement of Comprehensive Loss has been accounted for in the second quarter of 2014.

Share-Based Compensation Expense

Share-based compensation amounted to $1,902,537 and $2,995,049 for the three months ended June 30, 2014 and 2013, respectively, and $2,674,261 and $4,405,959 for the six months ended June 30, 2014 and 2013, respectively. From these amounts, for the three and six month periods ending June 30, 2014, $1,864,537 and $2,598,261, respectively, consisted of shares issued to directors and officers and employee option expensing under the provisions of ASC 718 and ASC 505-50, for both the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant. The remaining $38,000 and $76,000 of share-based compensation for the three and six month periods ending June 30, 2014, was not part of any compensation plan, but was the result of restricted common stock issued in 2013 with prior approval from the NYSE MKT, LLC for one year of consultancy services.

Share-Based Compensation Expense	Three months ended June 30, 2014	Three months ended June 30, 2013
Consultancy services	$38,000	$-
Directors and Officers (shares and options)	$105,048	$1,204,984
Employee (options)	$1,759,489	$1,790,065
	$1,902,537	$2,995,049

Share-Based Compensation Expense	Six months ended June 30, 2014	Six months ended June 30, 2013
Consultancy services	$76,000	$-
Directors and Officers (shares and options)	$40,988	$1,466,178
Employee (options)	$2,557,273	$2,939,781
	$2,674,261	$4,405,959

As explained in Note 1 to the Financial Statements, under the title “Reclassification of changes to prior year information”, certain reclassifications have been made to the June 30, 2013 Financial Statements to conform to the current year presentation. Prior to December 31, 2013, the Company presented the share-based compensation as one line item in the Company’s Consolidated Statement of Comprehensive Loss. The Company now includes the share-based compensation within Selling, General and Administrative expenses line in the Consolidated Statement of Comprehensive Loss. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 24.  Income taxes

For financial statement purposes, loss before the income tax provision is divided amongst the following;

	For the Three Months		For the Six Months
	Period ended June 30,		Period ended June 30,
	2014	2013	2014	2013

Domestic	$(4,298,371)	$(6,074,160)	$(7,628,398)	$(8,690,939)
Foreign	(314,713)	(1,618,401)	(975,366)	(4,139,544)
Total	$(4,613,084)	$(7,692,561)	$(8,603,764)	$(12,830,483)

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary between none (zero) and 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred taxes to zero. The Company’s provision for income taxes for the three and six month periods ending on June 30, 2014 were $2,209 and $(133,228), respectively.

In the ordinary course of business the Company is subject to tax examinations in the jurisdictions in which it files tax returns. The Company’s statute of limitations for tax examinations is four years for federal and state purposes and four to six years in the major foreign jurisdictions in which the company files.

Income tax (benefit)/expense for the period ended June 30, 2014 and June 30, 2013 is summarized as follows:

	June 30, 2014	June 30, 2013
Current:
Federal
State	-	-
Foreign	(2,209)	-
(2,209)
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Income tax (benefit)/expense	$(2,209)	$-

The following is a reconciliation of the provision for income taxes at the US federal statutory rate (34%) to the foreign income tax rate for the periods ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Tax expense (credit) at statutory rate-federal	34%	34%
State tax expense net of federal tax	-	-
Foreign income tax rate difference	(5.2)%	(5.1)%
Change in valuation allowance	(29.3)%	(28.9)%
Other	-%	-%
Tax expense at actual rate	0.05%	0.00%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2014 and December 31, 2013 are as follows:

Deferred tax assets:	June 30, 2014	June 30, 2013
Net Operating Losses	$42,118,949	$32,704,008
Total gross deferred tax assets	42,118,949	32,704,008
Less: Valuation allowance	(42,118,949)	(32,704,008)
Net deferred tax assets	$-	$-

As of June 30, 2014 and December 31, 2013, the Company had significant net operating losses (“NOL”) carry forwards. The deferred tax assets have been offset by a full valuation allowance in 2014 and 2013 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances, if any, will be recognized through earnings.

As of June 30, 2014 and December 31, 2013, the Company had federal and state income tax NOLs carry forwards of approximately $32 million and $39 million, respectively. The NOL carry forwards for foreign countries amounts to approximately $131 million. Such NOL carry forwards expire as follows:

	Domestic (US)	Foreign
2014-2019	$514,911	$25,456,300
2019-2024	4,173,661	24,137,127
2024-2031	27,398,936	81,977,419
NOL’s as of June 30, 2014	$32,087,508	$131,570,846

Section 382 of the Internal Revenue Code limits the use of NOLs and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a changes in ownership, utilization of the NOL carry forward could be restricted.

The Company files federal income tax returns in the US and various US state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. As of June 30, 2014 and December 31, 2013, the Company accrued an ASC 740-10 tax reserve of $0 and $0 for uncertain tax (benefits)/liability including interest and penalties.

The Company does not currently anticipate recording any amount for unrecognized tax benefits within the next 12 months. The following table summarizes the 2012 and 2013 activity related to the unrecognized tax benefits and related tax carry forward:

Balance at December 31, 2012	$289,136
Increases related to prior year tax positions	-
Decreases related to prior year tax positions	(289,136)
Balance at December 31, 2013	$-
Increases related to prior year tax positions	-
Decreases related to prior year tax positions	-
Balance at March 31, 2014	$-
Balance at December 31, 2012	-
Increases related to prior year tax positions	-
Balance at June 30, 2014	$-

Note 25.  Contingencies

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

Note 26. Geographic and Concentration Risk Information

Three months ended June 30, 2014

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$3,236,358	$3,675,410	$6,911,768
Identifiable assets	$35,373,740	$9,354,860	$44,728,600

Three months ended June 30, 2013

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$4,036,154	$957,991	$4,994,145
Identifiable assets	$28,307,487	$11,792,190	$40,099,677

Concentration of Credit Risk and Significant Customers

The Company has no off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains the majority of its cash equivalent balances with one major financial institution. The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances.

As of June 30, 2014, two significant customers accounted for 47% and 36%, respectively, of our revenue. In the same period for 2013, two significant customers represented 42% and 11%, respectively, of our revenue.

Note 27. Related Party Transactions

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

Note 28. Subsequent Events

On July 15, 2014, the Company entered into a Note Conversion Letter Agreement (the “Conversion Agreement”) and a Warrant Amendment Letter Agreement (the “Warrant Amendment”) with Moncarey (a Director of  QAT Investments S.A. and QAT II Investments S.A., affiliates of the Company) to, among other things,

•	immediately convert the 2013 Related Party Convertible Note issued on August 17, 2013, due July 2, 2014 (the “Maturity Date”), pursuant to which the Company borrowed a principal amount of €2,000,000 ($2,652,600) at an interest rate of 10% per annum. The 2013 Related Party Convertible Note permits conversion, in whole or in part, at the option of Moncarey, into a number of shares of common stock, par value $0.00001 of the Company (the “Common Stock”) equal to the quotient of the Outstanding Balance (as defined in the Convertible Note) into a number of shares of Common Stock equal to the quotient of the Outstanding Balance by a reduced Conversion Price of $0.70 per share or 4,238,501 shares of the Company’s Common Stock;

•	amend the Moncarey Warrant to reduce the Exercise Price to $0.70 per share for the remainder of the term; and

•	issue a warrant to Moncarey to purchase 500,000 shares of restricted Common Stock (the “July Warrant” and together with the Conversion Agreement and the Warrant amendment, collectively, the “Transaction”).

The July Warrant is exercisable any time after January 15, 2015 at an exercise price of $0.9228 per share (the closing price of the Company’s Common Stock immediately preceding the date the July Warrant was issued). The term of the July Warrant expires on July 15, 2019.

The Audit and Finance Committee of the Company’s Board of Directors authorized the Transaction in order to immediately satisfy the Company’s obligations under the 2013 Related Party Convertible Note. The Transaction was subsequently ratified by the Company’s Board of Directors.

The securities underlying the Warrant Amendment, July Warrant and the shares of Common Stock issuable upon conversion of the Convertible Note pursuant to the Conversion Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and were offered and sold only in Europe to an “accredited investor” (as defined in Rule 501(a) of the Securities Act) pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated pursuant thereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, without limitation, statements with respect to Elephant Talk’s plans and objectives, projections, expectations and intentions. These forward-looking statements are based on current expectations, estimates and projections about Elephant Talk’s industry, management's beliefs and certain assumptions made by management. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, including, without limitation, the ability of the Company to regain compliance with the listing standards of the NYSE MKT LLC. Because such statements involve risks and uncertainties, the actual results and performance of Elephant Talk may differ materially from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, Elephant Talk also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made here. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested may be found in Elephant Talk’s filings with the Securities and Exchange Commission (the “SEC”), copies of which are available from the SEC or may be obtained upon request from Elephant Talk.

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this document.

Recent milestones for mobile product line:

•	On December 13, 2013 we announced that we signed a 5-year extension with our Mobile Network Operator (“MNO”) client Vodafone Enabler España, S.L. (“VEE”), with an average 13% increase on hosting fees. Our contract with VEE provides for a mechanism to assure continuous prepayments of approximately $10 million for the duration of the contract. We agreed with VEE to effectuate this part of the extension to the contract in twelve monthly payments during 2014.

•	On February 25, 2014, we announced that we successfully migrated the first 600,000+ Grupo Iusacell (“Iusacell”) pre-paid subscribers in Mexico onto our dedicated platform. We expect additional migrations throughout the second half of 2014, as lusacell completes its transition and begins to rollout new services for its MNO and mobile virtual network operator (“MVNO”) customers in the Mexican market.

•	On April 22, 2014, we provided clarification on developments in Saudi Arabia following the announcement that Saudi Arabia has updated its mobile licensing efforts. We believe that our business plan in Saudi Arabia will develop during 2014, as our current contract with Zain Saudi Arabia (“Zain”) for the use of our platform includes any licensed MVNOs operating through the Zain mobile network. We are working with Zain’s new Matrix brand to provision all these SIMs onto our platform.

•	On June 26, 2014 we announced the next phase of migration of Iusacell subscribers to our newly enhanced Software Defined Networking (“SDN”) platform known as Software DNA® 2.0., which was developed in conjunction with existing MNO customers in Spain and Mexico where the systems have been deployed. At the moment the platform in Mexico is managing approximately 1.2 million Iusacell subscribers. Our platforms currently are managing millions of mobile retail customers and we believe the solution is the first comprehensive, hosted SDN solution. It includes core network functions that are dedicated to the unique needs of mobile operators who are faced with expensive and complex network infrastructure challenges.

Recent milestones for the security product line (ValidSoft UK Limited or “ValidSoft”):

•	In November 2013, FICO announced the launch of ValidSoft proximity correlation service for credit and debit card issuers, which will be deployed with several UK banks.

•	In November 2013, ValidSoft won the coveted European Software testing Awards – TESTA – for the “Most Innovate Project in 2013”. The award related to ValidSoft’s accomplishment in outstanding achievements in the software testing and quality assurance market specific to the ValidSoft Voice Biometrics solutions.

•	During the last quarter of 2013, ValidSoft signed an Memorandum Of Understanding with Syniverse, a world-leading provider of services to the telecommunications industry and related enterprise and financial services sectors. Syniverse will explore opportunities for reselling ValidSoft’s products and services to its existing customer base.

•	On June 4, 2014, ValidSoft announced that it was featured in a special report, “Speech and Voice Recognition White Paper” published by Biometrics Research Group, Inc., an independent research group. In the report, ValidSoft was identified as one of the global leaders in the field of voice biometrics. According to the report, the voice biometric market has a potential market size of $2.5 billion globally across all market sectors in 2015, driven by the banking and financial sector, it is estimated that the banking and financial sector will spend at least $750 million on voice biometrics by 2015.

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

Share-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 “Compensation-Stock Compensation”, using the prospective approach. As a result, we recognize share-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with convertible notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, share-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

For both the long term independent consultants and advisory board members, we recognize the guidance for share-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” ("ASC 505-50"). Under ASC 505-50, we determine the fair value of the options or share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Share-based compensation (cash and non-cash) related to equity plans for employees and non-employee directors is included within our cost of revenues and operating expenses.

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

Results of Operations

Our results of operations for the three months ended June 30, 2014, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Ltd and its subsidiaries, Elephant Talk Europe Holding B.V. and its subsidiaries, Elephant Talk Group International B.V., Elephant Talk North America Corp., and ValidSoft Limited and its subsidiaries.

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

The following table shows the USD equivalent of the major currencies for the three and six months ended June 30, 2014:

	USD equivalent
	1st quarter 2014	2nd quarter 2014
Euro	$1.3702	$1.3715
British Pound	$1.6548	$1.6825

Non-GAAP measures: Adjusted EBITDA and Margin

To supplement the consolidated financial statements presented in accordance with generally accepted accounting principles, or GAAP, Elephant Talk uses measures of non-GAAP: Adjusted EBITDA and margin. Margin is derived from the statement of operations and comprehensive loss by subtracting cost of service from revenues. Adjusted EBITDA is defined as earnings before provision for income taxes, depreciation and amortization, share-based compensation, interest income and (expenses), interest expense related to debt discount and conversion feature, changes in fair value of conversion feature, loss on extinguishment of debt, changes in fair value of warrant liabilities, other income and (expense), and amortization of deferred financing costs. Adjusted EBITDA is included as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy are yielding the desired results. Accordingly, we believe that Adjusted EBITDA provides useful information for stockholders and others which allow them to better understand and evaluate our operating results. These adjustments to the Company's GAAP results are made with the intent of providing both management and stockholders with a more complete understanding of the Company's underlying operational results, trends and performance.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable measure under U.S. GAAP, for each of the periods indicated, is as follows:

	Three months ended June 30,
Adjusted EBITDA	2014	2013

Net loss – US GAAP	$(4,610,875)	$(7,692,561)
(Benefit) for income taxes	(2,209)	-
Depreciation and amortization	1,928,392	1,836,231
Share-based compensation	1,902,537	2,995,049
Interest income and (expenses)	303,669	186,617
Interest expense related to debt discount and conversion feature	1,025,292	1,198,051
Loss on extinguishment of debt	-	-
Changes in fair value of warrant liabilities	(38,948)	(346,016)
Other income and (expense)	(68,008)	-
Amortization of deferred financing costs	113,090	873,534
Adjusted EBITDA	$552,940	$(949,095)

	Six months ended June 30,
Adjusted EBITDA	2014	2013

Net loss – US GAAP	$(8,736,992)	$(12,830,483)
Provision for income taxes	133,228	-
Depreciation and amortization	3,936,606	3,156,219
Share-based compensation	2,674,261	4,405,959
Interest income and (expenses)	578,002	376,649
Interest expense related to debt discount and conversion feature	1,910,032	2,207,858
Change in fair value of conversion feature	-	(311,987)
Loss on extinguishment of debt	426	-
Changes in fair value of warrant liabilities	171,324	(346,016)
Other income and (expense)	(71,398)	-
Amortization of deferred financing costs	249,457	943,865
Adjusted EBITDA	$844,946	$(2,397,936)

Comparison of three and six month periods ended June 30, 2014 and June 30, 2013.

Revenue

Revenue for the mobile and security services solutions for the three month period ended June 30, 2014 was an increase of 54%, compared to the same period of 2013. Revenue for the mobile and security service solutions increased as a percentage of our total revenue to 99% during the second quarter of 2014 as compared to 72% in the same period in 2013.

The increase in our mobile and security services solutions business is mainly due to additional contracts for new and existing customers.

Revenue for the landline services solutions for the three month period ended June 30, 2014 decreased by 92%, compared to the same period of 2013. Revenue for the landline services solutions for the six months period ended June 30, 2014 decreased by 96%, compared to the same period in 2013.

The decrease in the revenue for the landline service solutions is due to our Company’s strategy of shifting away from the landline business solution to the mobile and security service solutions.

Following the above, total revenue for the three month periods ended June 30, 2014 and June 30, 2013, increased by 38%, while revenue for the six month periods ended June 30, 2014 and June 30, 2013, increased by 16%.

	Three months ended June 30,
Revenue	2014	2013	Variance
Landline Services	$42,499	$526,080	$(483,581)
Mobile & Security Solutions	6,869,269	4,468,065	2,401,204
Total Revenue	$6,911,768	$4,994,145	$1,917,623

	Six months ended June 30,
Revenue	2014	2013	Variance
Landline Services	$141,230	$3,262,783	$(3,121,553)
Mobile & Security Solutions	13,250,391	8,327,862	4,922,529
Total Revenue	$13,391,621	$11,590,645	$(1,800,976)

Cost of service

Cost of service for the three months ended June 30, 2014 was $828,581, a decrease of $636,936 or 43%, compared to $1,465,517 for the same three month period ending June 30, 2013.

Cost of service for the six months ended June 30, 2014 was $1,812,045, a decrease of $3,201,749 or 64%, compared to $5,013,794 for the same six month period ending June 30, 2013.

This decrease is related to the decline in our legacy landline service solution. Cost of service as a percent of the total revenue was 14% and 43% for the first half of 2014 and 2013, respectively.

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

	Three months ended June 30,
	2014	2013	Variance
Revenues	$6,911,768	$4,994,145	$1,917,623
Cost of service	828,581	1,465,517	(636,936)
	$6,083,187	$3,528,628	$2,554,559

	Six months ended June 30,
	2014	2013	Variance
Revenues	$13,391,621	$11,590,645	$1,800,976
Cost of service	1,812,045	5,013,794	3,201,749
	$11,579,576	$6,576,851	$5,002,725

The following tables illustrate revenues and margins for the quarters ended:

Mobile and Security (Unaudited) Reported Revenue				*Total Margin ($ in millions)	* Total Margin as a % of Total
Quarter	($ in millions)	% of Total Company Revenue	Quarter	(Unaudited)	Company Revenue
2Q12	2.8	39.3	2Q12	1.9	26.8
3Q12	2.9	43.9	3Q12	2.1	31.3
4Q12	3.6	52.1	4Q12	2.7	39.4
1Q13	3.9	58.5	1Q13	3.0	46.2
2Q13	4.5	89.5	2Q13	3.5	70.7
3Q13	5.0	95.9	3Q13	4.1	79.2
4Q13	5.9	97.6	4Q13	5.0	82.5
1Q14	6.4	98.5	1Q14	5.5	84.8
2Q14	6.9	99.4	2Q14	6.1	88.0

(* Margin is a non-gaap measure and defined by us as revenues minus cost of service)

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the three month periods ended June 30, 2014 and 2013 were $7,432,784 and $7,472,772, respectively, a decrease of $39,988 or 1%.

Selling, general and administrative (“SG&A”) expense for the six month periods ended June 30, 2014 and 2013 were $13,408,891 and $13,380,746, an increase of 28,145 or 0.2%.

SG&A expenses remained relatively stable in the first half of 2014 compared to the same period in 2013, even though our staffing levels increased by 13% in the first six months of 2014.

Share-based compensation for the three month period ended June 30, 2014 and 2013 was $1,902,537 and $2,995,049, respectively, a decrease of $1,092,512 or 36%. Share-based compensation for the six month period ended June 30, 2014 and 2013 was $2,674,261 and $4,405,959, respectively, a decrease of $1,731,698 or 39%. The decrease in the first half of 2014 compared to the same period in 2013 is due to a grant provided on April 5, 2013 followed by the immediate vesting of 5,040,000 options to the management team. There was no grant during the first six months of 2014.

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to staff and management;

•	the expensing of the shares issued to under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;

•	the expensing of restricted shares issued for consultancy services;

Depreciation and Amortization.

Depreciation and amortization expenses for the three months ended June 30, 2014 was $1,928,392, an increase of $92,161 or 5%, compared to $1,836,231 for the three months ended June 30, 2013.

Depreciation and amortization expenses for the six months ended June 30, 2014 was $3,936,606, an increase of $780,387 or 25%, compared to $3,156,219 for the same period in 2013. The largest portion of the increase relates to depreciation expenses, following the launch of the Mexican platform.

Interest income and expense

During the three months ended June 30, 2014 and 2013, interest income consisted of interest received on bank balances.

Interest expense for the three month periods ended June 30, 2014 and June 30, 2013 was $333,214 and $208,144, respectively, an increase of $125,070 or 60%. Interest expense for the six month periods ended June 30, 2014 and June 30, 2013 was $635,158 and $431,896, respectively, an increase of $203,262 or 47%.

Higher levels of interest expense were the result of convertible notes issued in 2013 to two investors. See Notes 14 and 15 for more information.

Interest expense related to debt discount and conversion feature

For the three month periods ended June 30, 2014 and 2013, interest expenses related to debt discount and conversion feature were $1,025,292 and $502,972, respectively, an increase of $522,320 or 104%.

For the six month periods ended June 30, 2014 and 2013, interest expenses related to debt discount and conversion feature were $1,910,032 and $1,061,000, respectively, an increase of $849,032 or 80%.

The increase in the first six months of 2014 compared to the same period in 2013 is due to the convertible notes issued in August 2013. See Notes 14 and 15 for more information.

Change in Fair Value of Conversion Feature

The change in the fair value of the conversion feature (related to the 8% Senior Secured Convertible Note issued on March 29, 2012) for the three month periods ended June 30, 2014 and June 30, 2013 amounted to $0 and $372,059, respectively, while the change in the six month period ended June 30, 2014 and June 30, 2013 amounted to $0 and $232,267, respectively. The reason for the decrease is that the conversion feature was extinguished when the convertible note was repaid in June 2013.

Change in Fair Value of Warrant Liabilities.

For the three and six month periods ended June 30, 2014 and 2013, the fair value of the remaining outstanding warrants related to a registered direct public offering made by us on June 2013 decreased from $346,016 to $38,948 (a decrease of $307,068 or 89%) and from $346,016 to ($171,324), a decrease of $517,340 or 150%, respectively. Such a decrease is mainly caused by the decreased value of the stock price, because this is one of the major variables of the valuation. The value of the warrants was determined by a third party valuation expert using a Monte-Carlo Simulation model.

Loss on extinguishment of debt

Loss on extinguishment of debt (related to the JGB loan) decreased from $1,938,597 to $0 in the three month periods ended June 30, 2014 and 2013, and decreased from $1,938,597 to $426 in the six month periods ended June 30, 2014 and 2013. The decrease is due to the extinguishment of the loan facility in 2013. The small loss is a late charge relating to the repayment in 2013

Other income & (expense)

Other income & (expense) represents the change in fair value of the Euro denominated convertible notes due to revaluation, and amounted, in the three month periods ended June 30, 2014 and 2013, to a gain of $68,008 and $0, respectively.  In the six month period ended June 30, 2014 and 2013, there was a gain of $71,398 and $0, respectively.

Amortization of deferred financing costs

The amortization of deferred financing costs (related to convertible notes related financing) increased to ($113,090) from ($2,075), in the three month period ended June 30, 2014 and 2013. The amortization of deferred financing costs increased to ($249,457) from ($72,406), in the six month period ended June 30, 2014 and 2013.

These deferred financing costs relate to the 2013 JGB loans and the 2014 deferred financing costs related to the Convertible Notes issued to an affiliate and a third party.

Provision (Benefit) Income taxes.

Income tax benefit for the three month periods ended June 30, 2014 and 2013, was $2,209 and $0, respectively.

Income taxes Benefit for the six month periods ended June 30, 2014 and 2013, was ($133,228) and $0, respectively. The provision for income taxes was adjusted in the second quarter of 2014 by $135,437 to reflect the current position.

Net Loss

Net loss for the three month period ended June 30, 2014, was $4,610,875, a decrease of $3,081,686 or 40%, compared to the loss of $7,692,561 for the same period in 2013.

Net loss for the six month period ended June 30, 2014, was $8,736,992, a decrease of $4,093,491 or 32%, compared to the loss of $12,830,483 for the same period in 2013.

The main reason for the continued decrease in the net loss in the three and six months periods ended June 30, 2014 and 2013 is the decrease in the Loss from Operations amounting 43% and 42%, respectively, caused by increased revenues from our mobile and security service solutions which yield higher margins.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as part of other comprehensive (loss) Income, which amounted to losses of $148,233 and $534,887 for the three month periods ended June 30, 2014 and 2013, respectively. The foreign currency translation loss decreased to $150,446 from $1,296,649 in the six month periods ended June 30, 2014 and 2013. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, for the three and six month periods ended June 30, 2014, we incurred net losses of $4,610,875 and $8,736,992, respectively, and net cash flows used in operating activities of $384,935 and $1,089,581. The accumulated deficit amounted to $234,115,159 as of June 30, 2014.

With cash and cash equivalents at June 30, 2014 of $829,388, the conversion of the Convertible Note amounting to $2,729,630 into equity subsequent to June 30, 2014 (refer to Note 28 Subsequent Events) and the improvement of net cash provided by operating activities, the Company believes that it can carry out its basic operational plans for the coming 12 months. However, for the longer term strategy and obligations of the Company, it will need to continue to attract financing in order to finance its organizational growth and capital expenditures.

If we are unable to achieve the anticipated revenues or financing arrangement with our major vendors, we will need to attract further debt or equity financing. Although we have been successful in the past in meeting our cash needs, there can be no assurance that proceeds from additional revenues, vendor financings or debt and equity financings, where required, will be received in the required time frames. If this occurs, we may need to delay or restructure our operations. As of June 30, 2014, these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

	Six months ended June 30,
	2014	2013

Net loss – US GAAP	$(8,736,992)	$(12,830,483)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	8,889,147	9,987,219
	152,155	(2,843,264)

Changes in operating assets and liabilities	(537,091)	1,753,683
Net cash provided (used) by (in) operating activities	$(384,935)	$(1,089,581)

Before changes in operating assets and liabilities, net cash used decreased from $2,843,264 for the six months ended June 30, 2013 to net cash provided by operating activities of $152,156 for the six months ended June 30, 2014, which is an increase of $2,995,419 or 105%. This increase is largely driven by the increased revenues in the mobile and security service solutions.

Changes in operating assets and liabilities for the six months ended June 30, 2014 of ($537,091) compared to $1,753,683 for the same period in 2013 were caused by increasing levels of accounts receivable and accrued expenses.

In total, compared to the same period last year, the net cash change improved from a use of $1,089,58 into net cash used in operating activities of $384,935 in the six months ended June 30, 2014, which represents an improvement of $704,646 or 65%.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2014 was $3,922,724, an increase of $1,660,184, or 73% compared to $2,262,540 in the same period in 2013. This change resulted from investments in property and equipment, following increased demand for our services.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $4,193,033 and $5,120,751, respectively, a decrease of $927,718 or 18%.

As a result of the above activities, for the six months ended June 30, 2014, we had cash and cash equivalents of $829,388, a net decrease in cash and cash equivalents of $422,927 since December 31, 2013.

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

We do not believe that we currently have material exposure to interest rate or other market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of June 30, 2014. Disclosure controls and procedures are necessary to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses identified related to the accounting and financial reporting for the period ended December 31, 2013, the Company instituted the following measures in the fourth quarter of 2013 and in the first six months of 2014 in order to remediate these weaknesses:

•	The Company consulted a professional valuation company to assist in determining the value of warrants using a Monte-Carlo Simulation model, which provided an expert review layer for complex financing transactions. The Company does not have in-house expertise for these types of complex valuations. On November 30, 2013, the Company filed an amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2013 to reflect the value of warrants as reported by the professional valuation company. During the period ended June 30, 2014, the Company continues using the professional valuation company. The Company believes that this remediated the material weakness identified for the period ended June 30, 2013.

•	The Company further reviewed the identified weakness on the valuation of business combinations. The business combination under consideration, whereby the Company acquired certain assets, was not material from a significance acquisition test point of view. As a result, at the time, the Company performed a purchase price allocation internally. Subsequent review of this internal valuation showed that the Company did not have sufficient documentation for all of the assumptions, notably those underlying its calculation of the discount rate. During the first quarter of 2014, the Company performed procedures to ensure that the business combination accounting identified and considered all pertinent factors related to the intangibles acquired, including taking into account any potential contingent consideration; the Company further reviewed all assumptions and documented them. The review of the purchase price allocation assumptions and discount rate resulted in no material adjustments to the initially recorded amounts of intangibles or goodwill. As a result of the above, the Company believes that this weakness was remediated as of March 31, 2014.

•	The Company has been reviewing and improving the documentation of its processes with respect to the (a) identification and ongoing evaluation of uncertain tax positions in foreign tax jurisdictions; (b) complete and accurate recording of deferred tax assets and liabilities due to differences in accounting treatment for book and tax purposes. The Company believes that the improved documentation reflects the current status of its internal controls over financial reporting in the tax area, since management believes that it has controls in place sufficient to ensure that material misstatements of the Company’s annual and interim financial statements will be prevented or detected in a timely basis. The Company will continue its evaluation of improvement measures during the third quarter of 2014, in order to conclude whether it has fully remediated the weakness identified in the period ended December 31, 2013.

•	On March 25, 2014, the Company appointed two directors to the Board of Directors (the "Board”). The Company’s Board has determined that the two new directors satisfy the independence standards under the rules of the NYSE MKT, LLC and the Securities and Exchange Commission. Effective April 1, 2014, Carl D. Stevens and Geoffrey Leland joined the Board, filling vacancies created following the 2013 annual meeting of stockholders in December 2013. Mr. Stevens and Mr. Leland serve as members of the Board’s Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee. This weakness was therefore remediated as of March 31, 2014.

Under the direction of the Audit and Finance Committee, management continues to review and make any changes it deems necessary to the overall design of the Company's internal control over financial reporting, including implementing improvements in policies and procedures. The Company will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various ordinary routine claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on the Company’s financial position, liquidity, or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 29, 2014 the Company appointed Yves van Sante to the Company’s Board of Directors (the “Board”), effective June 1, 2014. Mr. Van Sante fills the vacancy created by the resignation of Johan Dejager. Prior to his appointment, Mr. van Sante had served as an observer to the Board since August 1, 2011. From October 24, 2006 to August 1, 2011, Mr. van Sante was a member of our Board of Directors.

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

ELEPHANT TALK COMMUNICATIONS CORP.

Date: Aug 11, 2014	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: Aug 11, 2014	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

