Form 10-Q
period 2014-09-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2014-11-17
CIK 1084384

VERSION EXCLUDING FINANCING

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

As of October 31, 2014, there were 151,749,339 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,176,650	$1,252,315
Restricted cash	169,536	191,600
Accounts receivable, net of an allowance for doubtful accounts of $0 and $7,693 at September 30, 2014 and December 31, 2013 respectively	6,754,447	5,976,879
Prepaid expenses and other current assets	2,319,310	2,254,213
Total current assets	10,419,943	9,675,007

NON-CURRENT ASSETS

OTHER ASSETS	1,093,977	1,412,408

PROPERTY AND EQUIPMENT, NET	19,603,707	19,786,122

INTANGIBLE ASSETS, NET	6,000,884	8,670,677

GOODWILL	3,490,242	3,773,226

TOTAL ASSETS	$40,608,753	$43,317,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$425,144	$391,436
Accounts payable and customer deposits	2,063,304	2,586,662
Obligations under capital leases (current portion)	1,828,083	1,302,838
Deferred Revenue	127,456	142,731
Accrued expenses and other payables	5,804,999	4,961,303
Loans payable	961,550	962,654
2013 10% Related Party Convertible Note (net of Debt Discount of $1,719,585 at December 31, 2013)	-	1,033,719
Total current liabilities	11,210,536	11,381,343

LONG TERM LIABILITIES
2013 10% 3rd Party Loan (net of Debt Discount of $726,695 at December, 2013)	4,663,227	4,779,913
Warrant liabilities	2,248,169	1,973,534
Non-current portion of obligation under capital leases	261,912	845,529
Loan from joint venture partner	-	602,047
Total long term liabilities	7,173,308	8,201,023

Total liabilities	18,383,844	19,582,366

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 151,312,189 issued and outstanding as of September 30, 2014 and 140,466,801 shares issued and outstanding as of December 31, 2013	260,616,570	248,712,321
Accumulated other comprehensive income (loss)	(2,003,871)	269,869
Accumulated deficit	(236,521,852)	(225,391,922)
Elephant Talk Communications, Corp. stockholders' equity	22,090,847	23,590,268

NON-CONTROLLING INTEREST	134,062	144,806
Total stockholders' equity	22,224,909	23,735,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,608,753	$43,317,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the three month		For the nine month
	period ended September 30,		period ended September 30,
	2014	2013	2014	2013

REVENUES	$7,298,988	$5,204,982	$20,690,609	$16,795,627

COST AND OPERATING EXPENSES
Cost of service (exclusive of depreciation and amortization shown separately below)	848,771	1,080,174	2,660,816	6,093,968
Selling, general and administrative expenses	6,227,147	5,442,869	19,636,038	18,823,615
Depreciation and amortization of intangibles assets	1,900,251	1,543,687	5,836,857	4,699,906
Total cost and operating expenses	8,976,169	8,066,730	28,133,711	29,617,489

LOSS FROM OPERATIONS	(1,677,181)	(2,861,748)	(7,443,102)	(12,821,862)

OTHER INCOME (EXPENSE)
Interest income	36,684	33,773	93,840	89,020
Interest expense	(260,295)	(181,074)	(895,453)	(612,970)
Interest expense related to debt discount and conversion feature	(1,287,717)	(259,795)	(3,197,749)	(1,320,795)
Change in fair value of conversion feature	-	-	-	232,267
Changes in fair value of warrant liabilities	(103,311)	173,333	(274,635)	519,349
Gain / (Loss) on Extinguishment of Debt	626,534	(44,506)	626,108	(1,983,103)
Other income & (expense), net	301,199	-	372,597	-
Amortization of deferred financing costs	(73,789)	(44,076)	(323,246)	(116,482)
Total other income (expense)	(760,695)	(322,345)	(3,598,538)	(3,192,714)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(2,437,876)	(3,184,093)	(11,041,640)	(16,014,576)
(Benefit) / provision for income taxes	(44,938)	41,500	88,290	41,500
NET LOSS	(2,392,938)	(3,225,593)	(11,129,930)	(16,056,076)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(2,273,740)	489,443	(2,424,192)	(807,208)
COMPREHENSIVE LOSS	$(4,666,678)	$(2,736,150)	$(13,554,122)	(16,863,284)

Net loss per common share and equivalents - basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.13)

Weighted average shares outstanding during the period - basic and diluted	149,468,618	134,440,221	145,929,455	122,038,045

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine month period ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,129,930)	$(16,056,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,836,857	4,699,906
Provision for doubtful accounts	(10,661)	22,131
Provision for income taxes	-	41,500
Stock based compensation	3,536,680	5,639,124
Change in fair value of conversion feature	-	(232,267)
Change in fair value of warrant liability	274,635	(519,349)
Amortization of deferred financing costs	323,246	116,482
Interest expense relating to debt discount and conversion feature	3,197,749	1,320,795
Unrealized foreign currency translation gain (loss)	(501,571)	-
Extinguishment of Debt	(626,534)	1,983,103
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,366,947)	1,054,452
Decrease (increase) in prepaid expenses, deposits and other assets	(101,971)	(666,991)
Increase (decrease) in accounts payable and customer deposits	362,685	(2,030,393)
Increase (decrease) in deferred revenue	(11,931)	177,635
Increase (decrease) in accrued expenses and other payables	1,493,594	1,859,634
Increase (decrease) in non-cash accrued expenses related to extinguishment of Debt	-	(890,997)
Net cash provided by (used in) operating activities	1,275,901	(3,481,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,611,023)	(4,108,507)
Loan to third party	-	(125,000)
Net cash used in investing activities	(5,611,023)	(4,233,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	-	1,290,790
Proceeds from Securities Purchase Agreement – Unregistered securities	-	225,000
Proceeds from Securities Purchase Agreement - Registered direct	-	7,500,000
Proceeds from Securities Purchase Agreement Related Party	-	4,500,000
Proceeds from 2013 10% Related Party Convertible Note	-	2,652,600
Proceeds from 2013 10% 3rd Party Convertible Note	-	5,305,200
Financing related fees	(125,793)	(1,362,124)
Payments on 8% Senior Secured Convertible Note installment payments and interest	-	(8,490,360)
Exercise of warrants and options	4,286,576	78,971
Cash from Escrow account for principal and interest payments on 8% Senior Secured Convertible Notes	-	742,427
Interest paid for property and equipment acquired under capital leases	(57,079)	-
Net cash provided by financing activities	4,103,704	12,442,504

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	155,753	124,261
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,665)	4,851,947
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,176,650	$6,085,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$174,592	$409,331
Cash paid during the period for income taxes	56,881	-
Purchases of property and equipment (delivered, not invoiced yet)	-	(1,238,046)
Trade note payable	-	593,903
Increase in Share Capital due to Telnicity Acquisition	-	1,180,000
Increase in Share Capital for third party settlement	-	468,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Reclassification of Changes to Prior Year Information

Prior to December 31, 2013, the Company presented share-based compensation as a separate line item in the Company’s Consolidated Statement of Comprehensive Loss. Commencing in 2014, the Company includes share-based compensation within Selling, General and Administrative (“SG&A”) expenses in the Consolidated Statement of Comprehensive Loss. Share-based compensation amounted to $862,419 and $1,233,165 for the three months ended September 30, 2014 and 2013, respectively, and $3,536,680 and $5,639,124 for the nine months ended September 30, 2014 and 2013, respectively. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Note 2. Financial Condition-

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $2,392,938 and $11,129,930 for the three and nine month period ended September 30, 2014, and had an accumulated deficit of $236,521,852 as of September 30, 2014.

On November 17, 2014 (the “Closing Date”), the Company and certain of its subsidiaries entered into a term loan credit agreement with Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a twelve million dollar term loan facility (the “Term Loan Facility”) with advances to be made on the Closing Date. Borrowings under the Term Loan Facility shall bear interest at the LIBOR rate plus an applicable margin per annum equal to ten percent (10.00%). The Term Loan Facility will mature on December 31, 2017. See also Note 27 Subsequent events. A portion of the proceeds of the Credit Agreement will be used to repay 50% of the 2013 10% 3rd Party Convertible Note principal amount as well as all accrued interest, totaling approximately $3,123,011 (€2,498,849) until Closing Date. The remaining 50% of the principal amount of the 2013 10% 3rd Party Convertible Note will be converted into 2,817,993 shares of the Company’s common stock at the Closing Date, totaling approximately $2,500,000 (€2,000,000). The Company also issued a three year warrant to purchase 1,000,000 shares of the Company’s common stock, at market price.

Due to the above, combined with the earlier conversion of the 2013 10% Related Party Convertible Note (defined below) amounting to $2,966,951 of principal and interest into equity in July, 2014 (refer to Note 14), cash and cash equivalents at September 30, 2014 of $1,176,650, and the improvement of net cash provided by operating activities, the Company believes that it can carry out its business plans.

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

Basis of Presentation of Interim Periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and the regulations referred to therein. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and related notes as included the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, (the “Form 10-K”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented or future periods.

The results of operations for the three and nine months ended on September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements for September 30, 2014 and December 31, 2013 include the accounts of Elephant Talk Communications Corp. and its subsidiaries, specifically:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries Elephant Talk Communications Luxembourg SA, Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Morodo Group Ltd., Elephant Talk Belgium BVBA, and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;
•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH, Elephant Talk Communication (Europe) GmbH and the majority owned (51%) subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;
•	Elephant Talk Telecomunicação do Brasil LTDA, owned 90% by Elephant Talk Europe Holding B.V. and 10% by Elephant Talk Communication Holding AG;
•	Elephant Talk Europe Holding B.V.’s majority (100%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., and its majority owned (99%) Elephant Talk Bahrain W.L.L.;
•	its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC and 100% owned Elephant Talk Communications France S.A.S.;
•	its wholly-owned subsidiary Elephant Talk North America, Corp;
•	its wholly-owned subsidiary ValidSoft Limited (Ireland) and its wholly-owned subsidiary ValidSoft UK Limited;
•	its wholly-owned subsidiary Elephant Talk Group International B.V., based in The Netherlands, and
•	its wholly-owned subsidiary ET de Mexico S.A.P.I. de C.V. and its wholly owned subsidiary (99%) Asesores Profesionales ETAK S. de RL. de C.V.

All intercompany balances are eliminated in consolidation.

Note 4. Significant Accounting Policies

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries and the British Pound Sterling for its wholly-owned subsidiary ValidSoft. The financial statements of the Company were translated to US dollars (“USD”) using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, net gains and losses resulting from translation of foreign currency financial statements are included in stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated loss; under the line item ‘Other income and (expense)’ for the loans, and in the line item “SG&A expenses” for accounts receivable.

Use of Estimates

The accompanying consolidated financial statements were prepared in accordance with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant areas of estimates include revenue recognition, bad debt allowance, and valuation of financial instruments, realizability of long –lived assets, including goodwill, useful lives and share-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company would normally consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company has full access to the whole balance of cash and cash equivalents on a daily basis without any delay.

Restricted Cash

Restricted cash as of September 30, 2014 and December 31, 2013, was $169,536 and $191,600 respectively, and consists of cash deposited in blocked accounts as bank guarantees for national interconnection and wholesale agreements with telecom operators.

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

For the mobile solutions services, the Company recognizes revenues from two different service offerings, namely managed services and bundled services. For managed services, revenues are recognized for network administration services provided to end users on behalf of MNOs. Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, the Company provides both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air time and calculated based on a pre-determined service fee.

For the security solutions services, the Company recognizes revenues primarily from Subscriber Identity Module (“SIM”) lookup services using the VALid-SSD platform. Security solutions revenue is recognized based on the number of SIM lookups performed and calculated based on a pre-determined service fee per lookup. Other revenues recognized in the security solutions business include consulting services which are recognized as the services are performed.

For landline solution services, the Company previously provided technical, operational and financial telecom infrastructure to telecommunication service providers. Revenues are recognized when delivery occurs based on a pre-determined rate, number of calls and number of user minutes that the Company has managed in a given month.

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

Cost of Service and Operating Expenses

Cost of service includes origination, termination, network and billing charges from telecommunications operators, charges from telecommunication service providers, network costs, data center costs, facility costs of hosting network and equipment, and costs of providing resale arrangements with long distance service providers, costs of leasing transmission facilities and international gateway switches for voice and data transmission services. Cost of service excludes depreciation and amortization.

SG&A expenses include all management and personnel related expenses, including share-based compensation, and other items such as: office rent, travel and car, corporate local and legal advice, audit, accountancy and tax, investor relations, marketing and communication costs and the costs incurred in the development of the Company’s services which are expensed as incurred. Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s network operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use.

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

Fair Value Measurements

In accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

The Company has three asset groups that are valued at fair value categorized within Level 3: Warrant liabilities (recurring measurement), goodwill and intangibles (non-recurring measurements) for the impairment test. Below are discussions of the main assumptions used for the recurring measurements.

Recurring Measurement - Warrant Liabilities (see also Note 16)

Number of Outstanding Warrants

The number of outstanding warrants is adjusted every re-measurement date after deducting the exercise or exchange of any outstanding warrants during the previous reporting period.

Stock Price at Valuation Date

The closing stock price at re-measurement date being the last available closing price of the reporting period taken from www.nasdaq.com.

Exercise Price

The exercise price is fixed and determined under the terms of the 8% Senior Secured Convertible Note.

Remaining Term

The remaining term is calculated by using the contractual expiration date of the 8% Senior Secured Convertible Note at the moment of re-measurement.

Expected Volatility

Management estimates expected cumulative volatility giving consideration to the expected life of the note and calculated the annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the maturity date of the note (reference period). The annual volatility is used to determine the (cumulative) volatility of the Company´s common stock (= annual volatility * square root (expected life)).

Risk-Free Interest Rate

Management estimates the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the US Treasury Department with a term equal to the reported rate, or derived by using both spread in intermediate term and rates, up to the maturity date of the 8% Senior Secured Convertible Note.

Expected Dividend Yield

Management estimates the expected dividend yield by giving consideration to the Company´s current dividend policies as well as those anticipated in the future considering the Company´s current plans and projections.

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

To determine the value of the Company´s stock options at grant date under our employee stock option plan, the Company uses the Black-Scholes option-pricing model. The use of this model requires the Company to make a number of subjective assumptions. The following addresses each of these assumptions and describes the Company´s methodology for determining each assumption:

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

Income Taxes

Current tax is based on the income or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax assets are recognized for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. Establishment of a valuation allowance is provided when it is more likely than deferred taxes will not be realized.

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

The Company files federal income tax returns in the US, various US state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2008 and later, with certain state jurisdictions open for audit for earlier years. The Company's policy is to record estimated interest and penalties on unrecognized tax benefits as part of its income tax provision.

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

The Company tests goodwill for impairment in the fourth quarter of each year, or sooner should there be an indicator of impairment as per ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The Company periodically analyzes whether any such indicators of impairment exist. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. In the Company’s case, the indicator is the continuing losses.

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

The Company has adopted the provisions of ASC 350-40, Accounting for the Costs of Computer Software developed or obtained for internal use (former AICPA SOP 98-1, “ASC 350-40”), and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project; the preliminary project stage is completed and when technological feasibility is established. Software developed for internal use has generally been used to deliver hosted services to the Company’s customers. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “construction in progress” (“CIP”) to a property and equipment asset subject to depreciation in accordance with the principle described in the previous sentence. In this account management also records equipment acquired from third parties, until it is ready for use. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the three and nine month periods ended September 30, 2014 and 2013.

Recently Issued Accounting Pronouncements

Standards That Are Not Yet Adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in US auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For all entities, the new requirements are effective for annual periods ending after December 15, 2016. Early application is permitted. Management does not expect that the adoption of this standard will have a material effect on the Company´s financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning January 1, 2017 and early adoption is not permitted. Management is currently evaluating the methods of adoption allowed and the effect the standard is expected to have on the Company´s financial statements and related disclosures.

In April 2014, the FASB issued ASU-2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements – Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The ASU redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographic area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals of components classified as held for sale in periods on or after December 15, 2014. Management does not expect that the adoption of this standard will have a material effect on the Company´s financial statements.

Note 5. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount of its estimated anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $0 and $7,693 as of September 30, 2014 and December 31, 2013, respectively.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets amounted to $2,319,310 as of September 30, 2014, compared with $2,254,213 as of December 31, 2013. On September 30, 2014, $741,544 of the prepaid expenses was related to prepaid Value Added Tax (“VAT”) and $732,838 as of December 31, 2013.

Note 7. Other Assets

Other assets are long-term in nature, and consist of long-term deposits, deferred financing costs and loans to related parties amounting to $1,093,977 as of September 30, 2014, compared to $1,412,408 as of December 31, 2013, broken down as follows:

Long-term Deposit

As of September 30, 2014, there was $672,487 in long-term deposits made to various telecom carriers during the course of operations and a deposit to the French Tax Authorities, compared with $771,193 as of December 31, 2013. The deposits are refundable at the termination of the business relationship with the carriers.

Deferred Financing Costs

During 2013, the Company paid financing costs of $636,624 for legal expenses, related to the issuance of the 2013 10% Related Party Convertible Note and the 10% 3rd Party Convertible Note in the quarter ended September 30, 2013. These costs are amortized using the effective interest method over the term of each applicable convertible note. The net deferred financing cost balances was $154,427 as of September 30, 2014, compared with $477,673 as of December 31, 2013.

Loans to Third Parties

In 2013, the Company agreed to provide a loan to a third party at an interest rate of 5% per annum, with an option to acquire an equity interest. The loan was provided to fund the development and exploitation of applications using electronic medical health records. The loan will be repaid at the completion of the proof of concept, which is a prototype that is designed to determine feasibility of the application development, which will not occur prior to 2015. The loan has been provided in a number of tranches, the last one was on April 7, 2014 for additional $50,000. The carrying value of the loan was $267,063 and $163,542 as of September 30, 2014 and December 31, 2013, respectively.

Note 8. Property and Equipment

Property and equipment at September 30, 2014 (unaudited) and December 31, 2013 consisted of:

	Average Estimated
	Useful Lives	September 30, 2014	December 31, 2013
		(Unaudited)
Furniture and fixtures	5	$284,007	$314,686
Computer, communication and network equipment	3 – 10	23,070,583	24,287,111
Software	5	4,680,076	8,473,042
Automobiles	5	84,389	91,580
Construction in progress for internal use software		4,732,934	2,603,731
Total property and equipment		32,851,989	35,770,150

Less: accumulated depreciation and amortization		(13,248,282)	(15,984,028)
Total property and equipment, Net		$19,603,707	$19,786,122

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

Construction in progress (“CIP”) for internal use software consists of software projects in developments that have not been completed, and equipment acquired from third parties but not yet ready for service. Upon completion of development, the assets are reclassified from CIP to the appropriate Property and Equipment category, at which point the assets begin to depreciate or amortize. During the first nine months of 2014, the Company added to CIP $3,381,868 of internal use software costs, $912,849 in acquired equipment and management reclassified $919,792 from Computer, Communication and Network during the first quarter in 2014, because this equipment was not yet ready for service. During the nine months period ended September 30, 2014, the Company reclassified $1,968,969 from CIP into computer equipment and $740,907 as software. There is also an exchange rate translation effects amounting to approximately $375,430, because costs are incurred mostly in the functional currency Euro and translated to the reporting currency, US dollar.

Depreciation amounted to $1,189,496 and $3,660,946 for the three and nine months period ended September 30, 2014.

Note 9. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including, but not limited, to software source codes, applications, customer list and pipeline, registration and licenses, patents and trademark/brands.

Intangible assets as of September 30, 2014 (unaudited) and December 31, 2013 consisted of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2014	2013
		(unaudited)
Customer Contracts, Licenses , Interconnect & Technology	5-10	$4,244,641	$13,005,460
ValidSoft IP & Technology	1-10	14,970,577	16,246,291
Total intangible assets		19,215,217	29,251,751

Less: Accumulated amortization Customer Contracts, Licenses, Interconnect & Technology		(3,319,806)	(11,484,600)
Less: Accumulated Amortization ValidSoft IP & Technology		(9,894,528)	(9,096,474)
Total intangible assets, Net		$6,000,884	$8,670,677

Total amortization expense for the nine month periods ended September 30, 2014 and 2013 was $2,175,911 and $2,288,106, respectively. As of September 30, 2014, December 31, 2013 and September 30, 2013, the Company did not record any impairment.

Estimated future amortization expense related to the Company´s intangible assets is:

	Rest of 2014	2015	2016	2017	2018	2019 and thereafter
Customer contracts, Licenses, Interconnect and Technology	$150,908	$384,776	$240,094	$84,222	$64,835	$-
Validsoft IP and Technology	513,742	1,917,783	1,872,055	544,130	101,484	126,855
Total	$664,650	$2,302,559	$2,112,149	$628,349	$166,318	$126,855

Note 10. Goodwill

The carrying value of the Company’s goodwill as of September 30, 2014 (unaudited) and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Goodwill	(unaudited)
Goodwill ValidSoft Ltd	$3,093,785	$3,359,210
Goodwill Morodo Ltd.	206,056	223,615
Goodwill Telnicity assets	190,401	190,401
Total	$3,490,242	$3,773,226

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

The Company assesses goodwill for impairment during the fourth quarter of each year, or sooner should there be an indicator of impairment. The Company periodically analyzes whether any such indicators of impairment exists. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. After considering qualitative factors including the Company’s market capitalization and the Company’s previously announced outlook for 2014, it concluded that, for the third quarter of 2014, a goodwill impairment test was required. In performing the first step of the two-step goodwill impairment test, the Company determined that the fair value of the Company as a single reporting unit, measured by the Company’s market capitalization, exceeded the carrying value by a significant amount indicating no impairment was necessary.

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

The related loans payable as of September 30, 2014 (unaudited) and December 31, 2013 are summarized as follows:

	September	December
	30, 2014	31, 2013
	(unaudited)
Installment loan payable due December 24, 2006, secured by personal guarantees of two stockholders, a former director, and a third party	$319,991	$320,358
Installment loan payable, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three stockholders and a former director	254,404	254,696
Installment loan payable, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three stockholders and a former director	103,778	103,897
Term loan payable, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,377	283,703
Total	$961,550	$962,654

In December 2009 Chong Hing Bank Limited (“Bank”), formerly known as Liu Chong Hing Bank Limited, a foreign banking services company based in Hong Kong, commenced a lawsuit in the California Orange County Superior Court called Chong Hing Bank Limited v. Elephant Talk Communications, Inc., Case No. 30-2009-00328467.

The Bank alleged that it entered into various installment and term loan agreements and an overdraft account with ETL, a wholly-owned Hong Kong subsidiary of the Company. Various former officers and directors of ETL personally guaranteed the loans and overdraft account. As of September 30, 2014, the overdraft balance amounted to $425,144. The balance as of December 31, 2013 was $391,436.

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

Note 12. Deferred Revenue

Because the Company recognizes revenue upon performance of services, deferred revenue represents amounts received from the customers against future sales of services, such as in pre-paid mobile services, pre-paid maintenance fees and mobile and security project work. Deferred revenue was $127,456 (unaudited) and $142,731 as of September 30, 2014 and December 31, 2013, respectively.

Note 13. Accrued expenses

As of September 30, 2014 (unaudited) and December 31, 2013, the accrued expenses were comprised of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Accrued SG&A expenses	$2,325,318	$2,271,086
Accrued cost of service	611,611	547,111
Accrued taxes (including VAT)	833,978	255,577
Accrued interest payable	1,702,571	1,300,101
Other accrued expenses	331,521	587,428
Total accrued expenses	$5,804,999	$4,961,303

Within accrued taxes are included income taxes payable as of September 30, 2014 (unaudited) and December 31, 2013 amounting to $7,236 and $88,420, respectively.

Accrued SG&A expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing and sales expenses, and office related expenses.

Note 14. Conversion into Equity of the 2013 10% Related Party Convertible Note

On July 15, 2014, the Company entered into a certain note conversion letter agreement (the “Conversion Agreement”) and a certain warrant amendment letter agreement (the “Warrant Amendment”) with Mr. Moncarey (a related party and Director of QAT Investments S.A. and QAT II Investments S.A., affiliates of the Company) to, among other things,

·	immediately convert the convertible note issued on August 17, 2013, due July 2, 2014 (the “Maturity Date”), pursuant to which the Company borrowed a principal amount of €2,000,000 ($2,966,951 as of July 15, 2014) at an interest rate of 10% per annum (“the 2013 10% Related Party Convertible Note”) into a number of shares of Common Stock. The 2013 10% Related Party Convertible Note permits conversion, in whole or in part, at the option of Mr. Moncarey, into a number of shares of Common Stock, par value $0.00001 of the Company (the “Common Stock”) equal to the quotient of the Outstanding Balance (as defined in the 2013 10% Related Party Convertible Note) divided by a Conversion Price of $0.70, modified from the original conversion price of $0.887 per share or 4,238,501 shares of the Company’s Common Stock, which amounted to $2,966,951 of principal and interest, plus $824,590 as value assigned to the reduced Conversion Price, totaling $3,791,541 of equity increase.

·	amend the warrant issued in conjunction with the issuance of the 2013 10% Related Party Convertible Note (“the 2013 Related Party Warrant”) to reduce the exercise price of the 2013 10% Related Party Warrant to $0.70 per share for the remainder of the term; and

·	issue a warrant to Mr. Moncarey to purchase 500,000 shares of restricted Common Stock (the “July Warrant” and together with the Conversion Agreement and the Warrant Amendment, collectively, the “Transaction”).

The July Warrant is exercisable any time after January 15, 2015 at an exercise price of $0.9228 per share (the closing price of the Company’s Common Stock immediately preceding the date the July Warrant was issued).  The term of the July Warrant expires on July 15, 2019.

The Audit and Finance Committee of the Company’s Board of Directors authorized the Transaction in order to immediately satisfy the Company’s obligations under the 2013 10% Related Party Convertible Note. The Transaction was subsequently ratified by the Company’s Board of Directors.

The securities underlying the Warrant Amendment, July Warrant and the shares of Common Stock issuable upon conversion of the 2013 10% Related Party Convertible Note pursuant to the Conversion Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and were offered and sold only in Europe to an “accredited investor” (as defined in Rule 501(a) of the Securities Act) pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated pursuant thereto.

In connection with the reduction of the conversion price of note and warrants from $0.887 to $0.70 and the additional 500,000 warrants issued, the Company recorded an expense amounting to $1,162,322 which is included in interest expense related to debt discount and conversion feature in the consolidated statement of comprehensive loss.

Note 15. 10% 3rd Party Convertible Note

On August 28, 2013, the Company issued a convertible note for the amount of €4,000,000 ($5,074,080) at September 30, 2014) to an accredited investor at an interest rate of 10% per annum with maturity date of August 28, 2015 (the “2013 10% 3rd Party Convertible Note”). At any time after August 28, 2013, the 2013 10% 3rd Party Convertible Note is convertible, in whole or in part, at the option of the investor, into a number of shares of common stock equal to the quotient of the outstanding balance under the 2013 10% 3rd Party Convertible Note divided by $0.887. The 2013 10% 3rd Party Convertible Note also contains default provisions, including provisions for potential acceleration of the 2013 10% 3rd Party Convertible Note. Interest is computed on the basis of the actual number of days elapsed in a 365-day year, and shall accrue from the date negotiated, and shall continue to accrue on the outstanding principal balance until paid in full or converted.

In conjunction with the issuance of the 2013 10% 3rd Party Convertible Note, on August 28, 2013, the Company issued a warrant to the investor to purchase 2,000,000 shares of restricted common stock (the “10% 3rd Party Warrant”). The 10% 3rd Party Warrant is exercisable at any time on or after February 28, 2014 at a price of $0.887 per share. The 10% 3rd Party Warrant has a five year term after the issuance date of August 28, 2013.

The securities underlying the 2013 10% 3rd Party Warrant and the shares of common stock issuable upon conversion of the 2013 10% 3rd Party Convertible Note have not been registered under the Securities Act, as amended, or any state securities laws.

The Company concluded that the 2013 10% 3rd Party Warrant does not require liability classification and is considered an equity instrument. The 2013 10% 3rd Party Warrant is recognized at a relative fair value on the issue date of the 2013 10% 3rd Party Convertible Note as a debt discount which was amortized using the effective interest method from issuance to the maturity date of the 2013 10% 3rd Party Convertible Note. The 2013 10% 3rd Party Warrant was valued using the binomial model at $864,394 on the date of issuance of the 2013 10% 3rd Party Convertible Note. The debt discount balance as of September 30, 2014 and December 31, 2013 was $410,853 and $726,695 respectively. The embedded conversion feature is not required to be separated.

The following table shows the composition of the 2013 10% 3rd Party Convertible Note as shown in the Condensed Consolidated Balance Sheet:

	September 30, 2014	December 31, 2013
	(unaudited)
10% 3rd Party Convertible Note (principal amount)	€4,000,000	€4,000,000
Exchange rate September 30, 2014: EURO 0.7883=US$1, and December 31, 2013: EURO 0.7264=US$1
10% 3rd Party Convertible Note	$5,074,080	$5,506,608
Less:
Debt Discount (10% 3rd Party Warrant)	(410,853)	(726,695)
10% 3rd Party Convertible Note (Net of Debt Discount of $410,853 as per September 30, 2014 and $726,695 as per December 31, 2013)	$4,663,227	$4,779,913

Subsequent to September 30, 2014 the liability of the 2013 10% 3rd Party Convertible Note will be eliminated from the balance sheet following the partial repayment of the loan and conversion of the remainder into shares of the Company’s common stock. As a result, the 2013 10% 3rd Party Convertible Note remains classified under long term liabilities at September 30, 2014. Further details in Note 27 (Subsequent events).

Note 16. Registered Direct Offering and Warrant liabilities

On June 11, 2013, the Company entered into an Amendment No. 1 (the “Amendment to SPA”) to a certain Securities Purchase Agreement (the “SPA”) dated June 3, 2013 with certain institutional and other investors (“DJ Investors”) placed by Dawson James Securities Inc. (the “Placement Agent”) and Mr. Steven van der Velden, the Chief Executive Officer and Chairman of the Board (“Affiliated Investors”), relating to a registered direct public offering by the Company (the “Offering”). The gross proceeds of this SPA were $12,000,000 and resulted in net proceeds of $11,292,500 after the deduction of $707,500 for financing related expenses to various parties involved. The majority of the net proceeds were used to pay off the outstanding 8% Senior Secured Convertible Notes issued by the Company in 2012 (the “8% Senior Secured Convertible Notes”).

The number of shares issued relating to the SPA amounted to 17,425,621, the number of warrants amounted to 7,841,537 and was covered by the registration statement filed in 2012 for an amount of $75,000,000 (S-3/A Amendment No. 2, File No. 333-181738 dated June 6, 2012). The Company determined the fair value of the remaining outstanding warrants, totaling 2,892,857 using a Monte-Carlo Simulation model, which as of September 30, 2014 and December 31, 2013 amounted to $2,248,169 and $1,973,534, respectively. The warrants are re-evaluated at each reporting period with changes in the fair value recognized through the applicable period Consolidated Statement of Comprehensive Loss.

The SPA included the issuance of 7,841,537 investor warrants (“investor warrants”) and 183,284 warrants issued to the fund raising agent (“agent warrants” and together with the investor warrants, the “RD Warrants”). The RD Warrants have a five year term from the date of issuance, are exercisable at the price of $0.887 per share for the investor warrants and $0.853 per share for the agent warrants immediately from the date of issuance and include provisions governing the adjustments to the number of RD Warrant Shares (defined below) issuable upon exercise of the RD Warrants upon stock dividends, stock splits, and other events. The RD Warrants may be transferred by a holder thereof in accordance with applicable securities laws.

In the event that, among other things, the registration statement relating to the shares of common stock is not effective, a holder of RD Warrants will also have the right, in its sole discretion, to exercise its RD Warrants for a net number of RD Warrant shares pursuant to the cashless exercise procedures specified in the RD Warrants (the “RD Warrant Shares”). The RD Warrants may be exercised in whole or in part, and any portion of a RD Warrant not exercised prior to the termination date shall be and become void and of no value. The absence of an effective registration statement or applicable exemption from registration does not alleviate the Company’s obligation to deliver common stock issuable upon exercise of a RD Warrant.

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

According to ASC 480-10, Distinguishing Liabilities from Equity, the accounting for an equity instrument with detachable warrants classified as a liability reflects the notion that the consideration received upon issuance must be allocated between the instruments issued. Proceeds from the issuance of an equity instrument with stock purchase warrants are allocated to the two elements based on the following: (i) the liability element has initially been recorded at fair market value; and (ii) the remaining portion of the consideration has been allocated to the equity element.

Note 17. Fair Value Measurements

The following tables summarize fair value measurements by level as of September 30, 2014 and December 31, 2013 for financial assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2014
	(unaudited)
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$2,248,169	$2,248,169
Total Derivatives Liabilities	$-	$-	$2,248,169	$2,248,169

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$1,973,534	$1,973,534
Total Derivatives Liabilities	$-	$-	$1,973,534	$1,973,534

The Company has classified the outstanding warrant liabilities into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers. The differences in level 3 items from December 31, 2013 to September 30, 2014 were only as a result in changes in the fair values. The Company uses the Monte Carlo valuation model to determine the value of the remaining outstanding warrants from the Registered Direct Offering of June 2013, discussed in Note 16 under the title “Registered Direct Offering and Warrant Liabilities”. Since this model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert. The warrants are re-evaluated at each reporting period with changes in the fair value recognized through the applicable period Consolidated Statement of Comprehensive Loss.

Note 18. Obligations under Capital Leases

The Company has a number of financing arrangements with its vendors to acquire equipment and licenses. These trade arrangements contain maturity periods ranging from two to three years, and interest rates between Euribor (3M) +1.5% and 8.65%. The following is an analysis of the property and equipment acquired under capital leases, recorded in the Property and Equipment line item by major classes:

	September 30, 2014	December 31, 2013
	(unaudited)
Network equipment	$1,580,123	$1,642,759
Software licenses	1,439,807	874,174
Other	158,569	103,249
Total	3,178,499	2,620,182
Less: accumulated depreciation and amortization	(425,303)	(101,209)
Total	$2,753,196	$2,518,973

The current portion of the Obligation under Capital Leases of $1,828,083 and $1,302,838 as of September 30, 2014 and December 31, 2013, respectively, is included in Current Liabilities “Obligations under capital leases” in the accompanying balance sheets and the long term portion of $261,912 and $845,529, is reported as “Non-current portion of obligations under capital lease” as of September 30, 2014 and December 31, 2013, respectively. Accrued interest is included in ‘Accrued expenses’ in the balance sheet. Depreciation of assets recorded under the capital leases is included in depreciation expense.

During the first nine months of 2014, the Company entered into a lease agreement for software licenses and pre-paid maintenance amounting in total to $721,077.

Note 19. Loan from joint venture partner

The Company, through its subsidiary ET-UTS N.V, entered into a 51% owned joint venture agreement (the “Joint Venture Agreement”) on December 17, 2008 and received an unsecured loan with a principal amount of ANG (Netherlands Antillian Guilder) 724,264 ($402,424) at an interest rate of 8% per annum, from the 49% shareholder in the joint venture, United Telecommunication Services N.V. (“UTS NV”) that is the government owned incumbent telecom operator of Curaçao. The loan had no maturity date, and the agreed conditions were that repayment of the loan and accrued interest would only take place when the joint venture was in a cash flow positive situation.

Management decided to discontinue and liquidate the joint venture with UTS NV and the loan and accrued interest have been forgiven. Therefore the Company recognized a gain in extinguishment of debt in the amount of $626,534. The balance outstanding as of September 30, 2014 is $0.

Note 20. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 151,312,189 and 140,466,801 shares of common stock issued and outstanding as of September 30, 2014 (unaudited) and December 31, 2013, respectively, an increase of 10,845,388 shares, largely due to: the issuance of 5,518,392 shares that were issued as a result of the exercise of 5,518,392 warrants; 4,238,501 shares were issued as a result of the conversion of a note; 478,984 shares were issued to employees as a result of exercised employee stock options; 309,511 shares (of which 295,551 shares were issued from the 2008 Plan plus 13,960 shares issued under the 2006 Plan) were issued as compensation to the Company’s executive officers and non-executive directors, and 300,000 shares issued as consideration for consulting services.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of September 30, 2014 and December 31, 2013 according to the Company’s stock transfer agent’s records were 151,558,089 and 140,712,701, respectively. The difference in number of issued shares recognized by the Company of 151,312,189 amounts to 245,900 and it is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 12,000 treasury shares issued under the former employee benefits plan.

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

For the period ended September 30, 2014, the Company did not issue any shares of Preferred Stock, and no shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The warrants outstanding at September 30, 2014 (unaudited) and December 31, 2013 have been recorded and classified as equity, except as of September 30, 2014 and December 31, 2013; the Company has recorded $2,248,169 and $1,973,534, respectively, in the balance sheet for the warrant liabilities issued in connection with the Registered Direct Offering described in Note 16. During the nine months of 2014, 5,518,392 warrants were exercised, 2,598,637 expired and 500,000 were issued. The weighted average exercise price for the currently outstanding warrants in the table below is $1.25. The table below summarizes the warrants outstanding as of September 30, 2014 and as of December 2013:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2014	2013
Warrants – Fundraising	$0.853- $2.00	2013 – 2018	29,612,201	37,229,230
Warrants – Other	$2.21	2016	18,659	18,659
			29,630,860	37,247,889

Note 21.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of September 30, 2014 (unaudited) and December 31, 2013 were as follows:

Subsidiary	Non-controlling Interest %	September 30, 2014	December 31, 2013
		(unaudited)

ETC PRS UK	49%	$9,744	$9,894
ETC PRS Netherlands	49%	124,318	134,912
ET Bahrain WLL	1%	-	-
ET ME&A FZ LLC	49.46%	-	-

Total		$134,062	$144,806

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

The diluted share base for 2014 and 2013 excludes incremental shares related to convertible debt, warrants to purchase common stock and employee stock options as follows:

	Nine months ended September 30,
Dilutive Securities	2014	2013
2013 10% 3rd and 10% Related Party Convertible Notes	6,349,437	-
Warrants	29,630,860	42,203,174
Employee Stock Options	40,845,597	20,070,397
	76,925,894	62,273,571

These shares were excluded due to their anti-dilutive effect on the loss per share recorded in each of the years presented. No additional securities were outstanding that could potentially dilute basic earnings per share.

Note 23. 2006 Non-Qualified Stock and Option Compensation Plan and Amended and Restated 2008 Long Term Incentive Compensation Plan

Reconciliation of Available Shares and/or Options as of September 30, 2014:

Total

Registered January 15, 2008	5,000,000
Registered October 6, 2011	18,000,000
Approved in 2013*	23,000,000
Approved in 2014*	10,000,000
Total Authorized under this plan	56,000,000

Shares issued in prior years	1,521,366
Q4-2013 share-based compensation issued in 2014	295,551
Options exercised	2,230,788
Outstanding options	40,845,597
Available for grant:	11,106,698

* These shares have not been registered on a Registration Statement on Form S-8 as of September 30, 2014.

During the first quarter of 2014, the Company issued 295,551 shares to various directors and officers under the 2008 Plan, in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2013 in shares of the Company. During 2014, there have been 1,240,000 options granted to members of the management team.

During the third quarter of 2014, the total authorized shares under the 2008 Plan increased by 10,000,000 to 56,000,000, and the increase was approved at the Company’s annual meeting of shareholders meeting held at September 12, 2014. Currently, a total of 40,845,597 stock options are outstanding at September 30, 2014 under the 2008 Plan. Options awards generally vest immediately or over a three-year period after the grant date. Options generally expire between three and four years from the date of grant.

Common Stock Purchase Options Consisted of the Following as of the Quarter ended September 30, 2014 and the Years ended December 31, 2013 and 2012:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2012	12,181,130	$2.15	$15,418,671
Granted in 2013	24,496,741	$1.12	$14,107,008
Exercised (with delivery of shares)	(809,737)	$0.66	$(270,682)
Forfeitures (Pre-vesting)	(805,266)	$1.81	$(807,662)
Expirations (Post-vesting)	(556,524)	$1.92	$(648,529)
Exchanged for Cashless exercise	(26,571)	$0.60	$(13,834)
Outstanding as of December 31, 2013	34,479,773	$1.47	$27,784,972
Granted in 2014	8,178,033	$1.22	$5,159,039
Exercised (with delivery of shares)	(478,978)	$0.77	$(155,155)
Forfeitures (Pre-vesting)	(710,338)	$1.52	$(639,709)
Expirations (Post-vesting)	(622,893)	$1.99	$(737,465)
Outstanding as of September 30, 2014	40,845,597	$1.39	$31,411,682

Share-Based Compensation Expense

Share-based compensation amounted to $862,419 and $1,233,165 for the three months ended September 30, 2014 and 2013, respectively, and $3,536,680 and $5,639,124 for the nine months ended September 30, 2014 and 2013, respectively. From these amounts, for the three and nine month periods ending September 30, 2014, $794,582 and $3,392,843, respectively, consisted of shares issued to directors and officers and employee option expensing under the provisions of ASC 718 and ASC 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”), for both the 2006 Non-Qualified Stock and Option Compensation Plan and the 2008 Long-Term Incentive Plan. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant. The remaining $67,837 and $143,837 of share-based compensation for the three and nine month periods ending September 30, 2014, was not part of any compensation plan, but was the result of restricted common stock issued in 2013 with prior approval from the NYSE MKT LLC for one year of consultancy services.

Share-Based Compensation Expense	Three months ended September 30, 2014	Three months ended September 30, 2013
Consultancy services	$67,837	$-
Directors and Officers (shares and options)	$125,529	$420,731
Employee (options)	$669,053	$812,434
	$862,419	$1,233,165

Share-Based Compensation Expense	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Consultancy services	$143,837	$-
Directors and Officers (shares and options)	$166,516	$1,886,909
Employee (options)	$3,226,327	$3,752,215
	$3,536,680	$5,639,124

As explained in Note 1 to the Financial Statements, under the title “Reclassification of Changes to Prior Year Information”, certain reclassifications have been made to the June 30, 2013 Financial Statements to conform to the current year presentation. Prior to December 31, 2013, the Company presented the share-based compensation as one line item in the Company’s Consolidated Statement of Comprehensive Loss. The Company now includes the share-based compensation within SG&A expenses line in the Consolidated Statement of Comprehensive Loss. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 24.  Income Taxes

For financial statement purposes, loss before the income tax provision is divided amongst the following;

	For the Three Months		For the Nine Months
	Period ended September 30,		Period ended September 30,
	2014	2013	2014	2013

Domestic	$(3,138,444)	$(2,771,554)	$(10,766,842)	$(11,462,493)
Foreign	700,568	(412,539)	(274,798)	(4,552,083)
Total	$(2,437,876)	$(3,184,093)	$(11,041,640)	$(16,014,577)

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary between none (zero) and 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred taxes to zero. The Company’s provision (benefit) for income taxes for the three and nine month periods ending on September 30, 2014 were $(44,938) and $88,290, respectively.

In the ordinary course of business the Company is subject to tax examinations in the jurisdictions in which it files tax returns. The Company’s statute of limitations for tax examinations is four years for federal and state purposes and four to six years in the major foreign jurisdictions in which the company files.

Income tax (benefit)/expense for the nine month periods ended September 30, 2014 and September 30, 2013 is summarized as follows:

	September 30, 2014	September 30, 2013
Current:
Federal	-	-
State	-	-
Foreign	88,290	41,500
	88,290	41,500
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Income tax expense	$88,290	$41,500

The following is a reconciliation of the provision for income taxes at the US federal statutory rate (34%) to the foreign income tax rate for the nine month periods ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Tax expense (credit) at statutory rate-federal	34%	34%
State tax expense net of federal tax	-	-
Foreign income tax rate difference	(6.5)%	(5.5)%
Change in valuation allowance	(26.7)%	(28.2)%
Other	-%	-%
Tax expense at actual rate	0.8%	0.3%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2014 and December 31, 2013 are as follows:

Deferred tax assets:	September 30, 2014	September 30, 2013
Net Operating Losses	$44,769,259	$33,740,565
Total gross deferred tax assets	44,769,259	33,740,565
Less: Valuation allowance	(44,769,259)	(33,740,565)
Net deferred tax assets	$-	$-

As of September 30, 2014 and December 31, 2013, the Company had significant net operating losses (“NOL”) carry forwards. The deferred tax assets have been offset by a full valuation allowance in 2014 and 2013 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances, if any, will be recognized through earnings.

As of September 30, 2014 and December 31, 2013, the Company had federal and state income tax NOLs carry forwards of approximately $33 million and $34 million, respectively. The NOL carry forwards for foreign countries amounts to approximately $131 million. Such NOL carry forwards expire as follows:

	Domestic (US)	Foreign
2014-2019	$514,911	$28,969,104
2019-2024	4,173,661	31,307,025
2024-2031	28,132,938	78,233,028
NOL’s as of September 30, 2014	$32,821,510	$138,509,157

Section 382 of the Internal Revenue Code limits the use of NOLs and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a changes in ownership, utilization of the NOL carry forward could be restricted.

The Company files federal income tax returns in the US and various US state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. As of September 30, 2014 and December 31, 2013, the Company accrued an ASC 740-10 tax reserve of $0 and $0 for uncertain tax (benefits)/liability including interest and penalties.

The Company does not currently anticipate recording any amount for unrecognized tax benefits within the next 12 months. The following table summarizes the 2012 and 2013 activity related to the unrecognized tax benefits and related tax carry forward:

Balance at December 31, 2012	$289,136
Increases related to prior year tax positions	-
Decreases related to prior year tax positions	(289,136)
Balance at December 31, 2013	$-
Increases related to prior year tax positions	-
Increases related to prior year tax positions	-
Balance at September 30, 2014	$-

Note 25.  Contingencies

Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

As previously described in the Company´s 2004 Annual Report on Form 10-K filed with the SEC on April 1, 2005, on May 24, 2004, the Company issued 5,100,000 shares of restricted Common Stock to four stockholders of New Times Navigation  Limited ("New Times"), valued at $683,400 (the “2004 Purchase Transaction”).  On December 10, 2004, New Times and the Company mutually agreed to terminate the 2004 Purchase Transaction. The Company returned the shares that were delivered to New Times to the Company´s shareholders and received back 90,100 of the 204,000 shares of its Common Stock that were issued under the 2004 Purchase Transaction. In addition, the Company had issued 37 unsecured convertible promissory notes for a total amount of $3,600,000 as part of the 2004 Purchase Transaction. At the Company´s request, 21 of the unsecured convertible promissory notes were returned to the Company for a total value of $2,040,000.

On April 28, 2006, the Company instituted proceedings to seek relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return the remaining 113,900 common shares (valued at $381,565) and the remaining 18 unsecured convertible promissory notes, representing a total amount of $1,740,000, and to rescind the purchase agreement underlying the 2004 Purchase Transaction.   Since the inception of the proceedings, the parties have undertaken discovery efforts in order to resolve this matter, which have included long periods of inactivity in the process.  Management is currently considering its available options for resolving this matter, including proceeding to trial.  The outcome of this proceeding and the amount of any potential recovery, if any, is inherently uncertain and cannot be predicted.

Other

The Company is involved in various claims and lawsuits incidental to its business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on its financial position, liquidity, or results of operations.

Note 26. Geographic and Concentration Risk Information

Nine months ended September 30, 2014

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$10,715,354	$9,975,255	$20,690,609
Identifiable assets	$31,637,609	$8,971,144	$40,608,753

Nine months ended September 30, 2013

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$15,542,781	$1,252,846	$16,795,627
Identifiable assets	$31,428,900	$15,024,046	$46,452,946

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

As of September 30, 2014, two significant customers accounted for 45% and 40%, respectively, of the Company´s revenue. In the same period for 2013, two significant customers represented 46% and 9%, respectively, of the Company´s revenue. The loss, or reduction in services to, these significant customers or other discontinuation of their relationship with the Company for any reason, or if either of these significant customers reduces or postpones purchases that the Company expects to receive, it could have an adverse impact on the Company´s business, results of operations and financial condition.

Note 27. Subsequent Events

Financing

On November 17, 2014 (the “Closing Date”), the Company and certain of its subsidiaries entered into a term loan credit agreement with Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a twelve million dollar term loan facility (the “Term Loan Facility”) with advances to be made on the Closing Date. Borrowings under the Term Loan Facility shall bear interest at the LIBOR rate plus an applicable margin per annum equal to ten percent (10.00%). The Term Loan Facility will mature on December 31, 2017. See also Note 27 Subsequent events. A portion of the proceeds of the Credit Agreement will be used to repay 50% of the 2013 10% 3rd Party Convertible Note principal amount as well as all accrued interest, totalling approximately $3,123,011 (€2,498,849) until Closing Date. The remaining 50% of the principal amount of the Convertible Note will be converted into 2,817,993 shares of the Company’s common stock at the Closing Date, totalling approximately $2,500,000 (€2,000,000). The Company also issued a three year warrant to purchase 1,000,000 shares of the Company’s common stock, at market price.

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

Recent milestones for mobile product line:

•	On September 25, 2014 we announced that the Company has begun the next phase of its planned SIM migration of Grupo Iusacell (“Iusacell”) customers in Mexico. As part of the continuing migration, an additional 2.5 million GSM subscribers will be transitioned onto the Elephant Talk Software DNA® 2.0 platform over the next four to six weeks.

•	On August 27, 2014 we announced that independent telecommunications consultancy Ovum (www.ovum.com) in a white paper states, “Elephant Talk Software DNA® 2.0, especially with its integration of core network functions, has a more complete solution than the platforms available from the many specialist vendors in the mobile services market.”

•	On April 22, 2014, we provided clarification on developments in Saudi Arabia following the announcement that Saudi Arabia has updated its mobile licensing efforts. We believe that our business plan in Saudi Arabia will develop during 2014, as our current contract with Zain Saudi Arabia (“Zain”) for the use of our platform includes any licensed MVNOs operating through the Zain mobile network. We are working with Zain’s new Matrix brand to provision all these SIMs onto our platform.

•	On December 13, 2013 we announced that we signed a 5-year extension with our Mobile Network Operator (“MNO”) client Vodafone Enabler España, S.L. (“VEE”), with an average 13% increase on hosting fees. Our contract with VEE provides for the duration of the contract a roll-forward mechanism to assure monthly prepayments which over a 12 month period amount to approximately $10 million. Based on this arrangement the company closed on 17th November 2014 a Credit Agreement with Atalaya Administrative LLC for a three year term loan of $12 million.

Recent milestones for the security product line (“ValidSoft”):

•	On September 3, 2014, ValidSoft announced that it has been awarded a fourth European Privacy Seal. The fourth seal is for ValidSoft’s Zero Latency Correlation process. Zero Latency Correlation (Valid-ZLC®) enables ValidSoft to securely extract ‘Device Trust’ data directly from a device application as part of a mobile fraud prevention solution.

•	On June 4, 2014, ValidSoft announced that it was featured in a special report, “Speech and Voice Recognition White Paper” published by Biometrics Research Group, Inc., an independent research group. In the report, ValidSoft was identified as one of the global leaders in the field of voice biometrics. According to the report, the voice biometric market has a potential market size of $2.5 billion globally across all market sectors in 2015, driven by the banking and financial sector, it is estimated that the banking and financial sector will spend at least $750 million on voice biometrics by 2015.

Application of Critical Accounting Policies and Estimates

Revenue Recognition and Deferred Revenue

Revenue represents amounts earned for telecommunication and security services provided to customers (net of value added tax and inter-company revenue). We derive revenue from activities as a fixed-line, security and mobile services provider with its network and its own switching technology.

We follow the appropriate revenue recognition rules for each type of revenue. See “Revenue Recognition” in Note 4 of the Financial Statements for more information. The Company’s revenue recognition policies are in compliance with ASC 605. Revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.  Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied. Deferred revenue represents amounts received from the customers against future sales of services since we recognize revenue upon performance of the services.

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

For the mobile solutions services, we recognize revenues from two different service offerings, namely managed services and bundled services. For managed services, revenues are recognized for network administration services provided to end users on behalf of MNOs and MVNO’s. Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, we provide both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air time and calculated based on a pre-determined service fee. Other revenues recognized in the mobile solutions include technical services which are recognized as the services are performed.

For the security solutions services, we recognize revenues primarily from SIM lookup services using the VALid-SSD platform. Security solutions revenue is recognized based on the number of SIM lookups performed and calculated based on a pre-determined service fee per lookup. Other revenues recognized in the security solutions services include consulting services which are recognized as the services are performed.

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

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718, using the prospective approach. As a result, we recognize share-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with convertible notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, share-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

For both the long term independent consultants and advisory board members, we recognize the guidance for share-based compensation awards to non-employees in accordance with ASC 505-50. Under ASC 505-50, we determine the fair value of the options or share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Results of Operations

Our results of operations for the three months ended September 30, 2014, consisted of the operations of Elephant Talk Communications Corp., its wholly-owned subsidiaries, Elephant Talk Ltd and its subsidiaries, Elephant Talk Europe Holding B.V. and its subsidiaries, Elephant Talk Group International B.V., Elephant Talk North America Corp., and ValidSoft Limited and its subsidiaries.

Although the majority of our business activities are carried out in Euros, we report our financial statements in USD. The conversion of Euros to USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We do not currently engage in hedging activities.

The following table shows the USD equivalent of the major currencies during the three consecutive quarters ended September 30, 2014:

	USD equivalent
	1st Quarter 2014	2nd Quarter 2014	3rd Quarter 2014
Euro	1.3702	1.3715	1.3261
British Pound	1.6548	1.6825	1.6701

Comparison of Three and Nine Month Periods ended September 30, 2014 and September 30, 2013.

Revenue

Revenue for the mobile and security services solutions for the three and nine month periods ended September 30, 2014 was an increase of 46% and 54%, respectively, compared to the same periods of 2013.

Revenue for the mobile and security service solutions for the three and nine month periods ended September 30, 2014 increased as a percentage of our total revenue to 99.9% and 99.3%, respectively, as compared to 95.9% and 79.3%, respectively, in the same periods in 2013.

The increase in our mobile and security services solutions business is mainly due to additional contracts for new and existing customers.

Revenue for the landline services solutions for the three and nine month period ended September 30, 2014 and September 30, 2013, decreased by 96%, compared to the same periods of 2013. The decrease in the revenue for the landline service solutions is due to our Company’s strategy of shifting away from the landline business solution to the mobile and security service solutions.

Following the above, total revenue for the three month periods ended September 30, 2014 increased by 40% in comparison to September 30, 2013, while total revenue for the nine month periods ended September 30, 2014, increased by 23% in comparison to September 30, 2013,

	Three months ended September 30,
Revenue	2014	2013	Variance
Landline Services	$7,833	$215,986	$(208,153)
Mobile & Security Solutions	7,291,155	4,988,996	2,302,159
Total Revenue	$7,298,988	$5,204,982	$2,094,006

	Nine months ended September 30,
Revenue	2014	2013	Variance
Landline Services	$149,063	$3,478,769	$(3,329,706)
Mobile & Security Solutions	20,541,546	13,316,858	7,224,688
Total Revenue	$20,690,609	$16,795,627	$3,894,982

Cost of Service

Cost of service for the three months ended September 30, 2014 was $848,771, a decrease of $231,403 or 21%, compared to $1,080,174 for the same three month period ending September 30, 2013.

Cost of service for the nine month period ended September 30, 2014 was $2,660,816, a decrease of $3,433,152 or 56%, compared to $6,093,968 for the same nine month period ending September 30, 2013.

This decrease is primarily attributable to the decline in our legacy landline service solution. Cost of service as a percent of the total revenue was 12% and 21% for the three month periods ended September 30, 2014 and September 30, 2013, respectively. Cost of service as a percent of the total revenue was 13% and 36% for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

Cost of service includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, and data transmission services. Cost of service excludes depreciation and amortization.

	Three months ended September 30,
	2014	2013	Variance
Revenues	$7,298,988	$5,204,982	$2,094,006
Cost of service (exclusive of depreciation and amortization shown separately below)	848,771	1,080,174	(231,403)
Margin (excluding depreciation and amortization)	6,450,217	4,124,808	2,325,409
SG&A expenses	6,227,147	5,442,869	784,278
Depreciation and amortization	1,900,251	1,543,687	356,564
LOSS FROM OPERATIONS	$(1,677,181)	$(2,861,748)	$1,184,567

	Nine months ended September 30,
	2014	2013	Variance
Revenues	$20,690,609	$16,795,627	$3,894,982
Cost of service (exclusive of depreciation and amortization shown separately below)	2,660,816	6,093,968	(3,433,152)
Margin (excluding depreciation and amortization)	18,029,793	10,701,659	7,328,134
SG&A expenses	19,636,038	18,823,615	812,423
Depreciation and amortization	5,836,857	4,699,906	1,136,951
LOSS FROM OPERATIONS	$(7,443,102)	$(12,821,862)	$5,378,760

The following tables illustrate revenues for the quarters ended:

Mobile and Security (Unaudited) Reported Revenue
Quarter	($ in millions)	% of Total Company Revenue
2Q12	2.8	39.3
3Q12	2.9	43.9
4Q12	3.6	52.1
1Q13	3.9	58.5
2Q13	4.5	89.5
3Q13	5.0	95.9
4Q13	5.9	97.6
1Q14	6.4	98.5
2Q14	6.9	99.4
3Q14	7.3	99.9

Selling, General and Administrative Expenses

SG&A expenses for the three month periods ended September 30, 2014 and 2013 were $6,227,147 and $5,442,869, respectively, an increase for this period of $784,278 or 14%.

SG&A expenses for the nine month periods ended September 30, 2014 and 2013 were $19,636,038 and $18,823,615, an increase for this period of $812,423 or 4%.

SG&A expenses include all management and personnel related expenses, including share-based compensation, and other items such as: office rent, travel and car, corporate local and legal advice, audit, accountancy and tax, investor relations, marketing and communication costs and the costs incurred in the development of the Company’s services which are expensed as incurred. Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s network operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use.

The increase in SG&A expenses in the three and nine month periods ended September 30, 2014 and 2013 is due by one hand to the increase in our staffing levels by 26% compared to the same period in prior year, and due to significant increased corporate and legal expenses primarily due to increased compliance costs and financing activities.

Share-based compensation for the three month period ended September 30, 2014 and 2013 was $862,419 and $1,233,165, respectively, a decrease of $370,746 or 30%. Share-based compensation for the nine month period ended September 30, 2014 and 2013 was $3,536,680 and $5,639,124, respectively, a decrease of $2,102,444 or 37%. The decrease in the first three quarters of 2014 compared to the same period in 2013 is due to a grant awarded on April 5, 2013 followed by the immediate vesting of 5,040,000 options issued to the management team.

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to staff and management;

•	the expensing of the shares issued under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;

•	the expensing of restricted shares issued for consultancy services.

Depreciation and Amortization.

Depreciation and amortization expenses for the three months ended September 30, 2014 was $1,900,251, an increase of $356,564 or 23%, compared to $1,543,687 for the three months ended September 30, 2013.

Depreciation and amortization expenses for the nine months ended September 30, 2014 was $5,836,857, an increase of $1,136,951 or 24%, compared to $4,699,906 for the same period in 2013. The increase is primarily due to the reclassification of projects under construction into live functionalities for our worldwide platform and software capabilities.

Interest Income and Expense

During the three and nine month periods ended September 30, 2014 and 2013, interest income consisted of interest received on bank balances.

Interest expense for the three month periods ended September 30, 2014 and 2013, was $260,295 and $181,074, respectively, an increase of $79,221 or 44%. Interest expense for the nine month periods ended September 30, 2014 and 2013, was $895,453 and $612,970, respectively, an increase of $282,483 or 46%.

Higher levels of interest expense were the result of the change of financing sources during 2013. We repaid an existing loan in June 2013 with funds raised through equity financing in June 2013. Subsequently, we also attracted additional affiliate and third party financing which started in the second half of the third quarter of 2013. The three month period ended September 30, 2014 reflects a full quarter of income expense. See Notes 14 and 15 for more information. Also during fiscal 2014 we have been able to arrange capital lease financing which causes an increase of our interest expense compared to 2013.

Interest Expense Related to Debt Discount and Conversion Feature

For the three month periods ended September 30, 2014 and 2013, interest expenses related to debt discount and conversion feature were $1,287,717 and $259,795, respectively, an increase for this period of $1,027,922 or 396%.

For the nine month periods ended September 30, 2014 and 2013, interest expenses related to debt discount and conversion feature were $3,197,749 and $1,320,795, respectively, an increase of $1,876,954 or 142%.

The increase in the three and nine month periods ended September 30, 2014 and 2013 is primarily due to the change of financing sources during 2013. We repaid an existing loan in June 2013 with funds raised through equity financing in June 2013. Subsequently, we also attracted additional affiliate and third party financing which started in the second half of the third quarter of 2013.

Change in Fair Value of Conversion Feature

The change in the fair value of the conversion feature (related to the 8% Senior Secured Convertible Notes) for the nine month periods ended September 30, 2014 and September 30, 2013 amounted to $0 and $232,267, respectively. The reason for the decrease is that the conversion feature was extinguished in June 2013 when the 8% Senior Secured Convertible Notes were repaid.

Change in Fair Value of Warrant Liabilities.

The change in the fair value of the remaining outstanding warrants related to a registered direct public offering made by us in June 2013 was $(103,311) compared to $173,333 for the three month periods ended September 30, 2014 and 2013, a decrease for this period of $276,644 or 160%.

The change in the fair value of these remaining outstanding warrants in the nine month period ended September 30, 2014 was $(274,635) compared to $519,349, a decrease for this period of $793,984 or 153%.

Such a decrease was primarily due to the decreased value of our stock price, because this is one of the major variables of the valuation. The value of the warrants was determined by a third party valuation expert using a Monte-Carlo Simulation model.

Gain/(Loss) on extinguishment of debt

Gain/(Loss) on extinguishment of debt increased to $626,534 from $(44,506) in the three month periods ended September 30, 2014 and 2013, and increased to a gain of $626,108 from a loss of $(1,983,103) in the nine month periods ended September 30, 2014 and 2013. The gain is due to the decision from management to discontinue the joint venture with UTS NV, and the fact that the loan and accrued interest have been forgiven. Refer to Note 19 to the Consolidated Financial Statements for more information. In 2013, we had another loan that was extinguished with a loss.

Other Income and (Expense)

Other income & (expense) represents the change in fair value of the Euro denominated Convertible Notes due to revaluation and the tax accruals related to prior years. Prior to December 30, 2013, we recorded the change in fair value of the Euro denominated 2013 Convertible Notes due to revaluation as part of the SG&A expenses (the exchange rate difference between Euro and US dollar was not material until Dec 30, 2013), and we reclassified the corporate tax accruals related to prior years from provision for income taxes to Other Income and (Expense). The change in the three and nine months ended September 30, 2014 amounted to gain of $301,199 and $372,597, respectively.

Amortization of Deferred Financing Costs

The amortization of deferred financing costs related to the financing of the 2013 Convertible Notes, increased to $73,789 from $44,076, in the three month periods ended September 30, 2014 and 2013, while it increased to $323,246 from $116,482, in the nine month period ended September 30, 2014 and 2013.

These deferred financing costs relate to loans received in 2013 and the 2014 deferred financing costs related to the 2013 Convertible Notes issued in 2013.

Provision (Benefit) Income taxes.

Income tax benefit for the three month periods ended September 30, 2014 and 2013 was $(44,938) and a provision of $41,500, respectively.

Income taxes provision for the nine month periods ended September 30, 2014 and 2013 was $88,290 and $41,500, respectively.

These changes are due to a reclassification made in the third quarter of 2014, where we reclassified nine months of prior year corporate taxes from the provision into the line item ‘Other income/(expense)’ for an amount of $128,974, and we recorded the provision for income taxes related to the third quarter of 2014 amounting to $84,036.

Net Loss

Net loss for the three month period ended September 30, 2014, was $2,392,938 a decrease of $832,655 or 26%, compared to the loss of $3,225,593 for the same period in 2013.

Net loss for the nine month period ended September 30, 2014, was $11,129,930, a decrease of $4,926,146 or 31%, compared to the loss of $16,056,076 for the same period in 2013.

The decrease in net loss during the nine month periods ended September 30, 2014 and 2013 is primarily due to the decrease in the loss from operations and the gain resulting from the extinguishment of the joint venture loan in September 2014 (refer to Note 19 to the Consolidated Financial Statements).

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as part of other comprehensive (loss) Income, which amounted to losses of $2,273,740 and a gain of $489,443 for the three month periods ended September 30, 2014 and 2013, respectively. The foreign currency translation loss increased to $2,424,192 from $807,208 in the nine month periods ended September 30, 2014 and 2013. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates in the reporting period, since our balance sheets position are largely denominated in Euro and are translated on balance sheet date.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, for the three and nine month periods ended September 30, 2014, we incurred net losses of $2,392,938 and $11,129,930, respectively, and net cash flows provided by operating activities of $1,660,411 and $1,275,901. The accumulated deficit amounted to $236,521,852 as of September 30, 2014.

On November 17, 2014 (the “Closing Date”), the Company and certain of its subsidiaries entered into a term loan credit agreement with Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a twelve million dollar term loan facility (the “Term Loan Facility”) with advances to be made on the Closing Date. Borrowings under the Term Loan Facility shall bear interest at the LIBOR rate plus an applicable margin per annum equal to ten percent (10.00%). The Term Loan Facility will mature on December 31, 2017. See also Note 27 Subsequent events. A portion of the proceeds of the Credit Agreement will be used to repay 50% of the 2013 10% 3rd Party Convertible Note principal amount as well as all accrued interest, totaling approximately $3,123,011 (€2,498,849) until Closing Date. The remaining 50% of the principal amount of the 2013 10% 3rd Party Convertible Note will be converted into 2,817,993 shares of the Company’s common stock at the Closing Date, totaling approximately $2,500,000 (€2,000,000). The Company also issued a three year warrant to purchase 1,000,000 shares of the Company’s common stock, at market price.

Due to the above, combined with the earlier conversion of the 2013 10% Related Party Convertible Note (defined below) amounting to $2,966,951 of principal and interest into equity in July, 2014 (refer to Note 14), cash and cash equivalents at September 30, 2014 of $1,176,650, and the improvement of net cash provided by operating activities, the Company believes that it can carry out its business plans.

Operating Activities

	Nine months ended September 30,
	2014	2013

Net loss – US GAAP	$(11,129,930)	$(16,056,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	12,030,401	13,071,425
	900,471	(2,984,651)

Changes in operating assets and liabilities	375,430	(496,660)
Net cash provided (used) by (in) operating activities	$1,275,901	$(3,481,311)

Before changes in operating assets and liabilities, net cash provided increased to $900,471 for the nine months ended September 30, 2014 from net cash used by operating activities of $(2,984,651) to net cash provided by operating activities of $1,275,901 for the nine months ended September 30, 2013, which is an increase of $4,757,212 or 137%. This increase is largely driven by the increased revenues in the mobile and security service solutions.

Changes in operating assets and liabilities for the nine months ended September 30, 2014 of $375,430 compared to $(496,660) for the same period in 2013 were caused by increasing levels of accounts receivable and accrued expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $5,611,023, an increase of $1,377,516, or 33% compared to $4,233,507 in the same period in 2013. This change resulted from investments in property and equipment, following increased demand for our services.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $4,103,704 and $12,442,504, respectively, a decrease of $8,388,800 or 67%. This decrease is primarily due to having had less financing transactions during 2014, compared to the same period in 2013.

As a result of the above activities, for the nine months ended September 30, 2014, we had cash and cash equivalents of $1,176,650, a net decrease in cash and cash equivalents of $4,908,565 compared to $6,085,315 in the same period in 2013.

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

Reconciliation of Net Loss to Non-GAAP EBITDA and Adjusted EBITDA

In order to provide investors additional information regarding our financial results, the Company is disclosing EBITDA and Adjusted EBITDA, non-GAAP financial measures. The Company employs EBITDA, defined as earnings before income and expenses from derivative accounting, such as warrant liabilities and conversion feature expensing, changes in deferred revenue, interest income and expense, income taxes, depreciation and amortization, amortization of deferred financing cost, impairments and non-operating income and expenses. Adjusted EBITDA further eliminates stock-based compensation. EBITDA and Adjusted EBITDA are designed to show a measure of the Company’s operating performance. The Company uses EBITDA and Adjusted EBITDA because it removes the impact of items not directly resulting from the Company’s core operations, allowing the Company to better assess whether the elements of the Company’s growth strategy are yielding the desired results. Accordingly, the Company believes that EBITDA and Adjusted EBITDA provide useful information for investors and others which allows them to better understand and evaluate the Company’s operating results. A reconciliation of Net Loss to Non-GAAP EBITDA and Adjusted EBITDA, for each of the periods indicated, is as follows:

	Three months ended September 30,
	2014	2013
EBITDA
Net loss – US GAAP	$(2,392,938)	$(3,225,593)
Provision for income taxes	(44,938)	(41,500)
Depreciation and amortization	1,900,251	1,543,687
Interest income and expenses	223,611	147,301
Interest expense related to debt discount and conversion feature	1,287,717	259,795
Changes in fair value of warrant liabilities	103,311	(173,333)
Change in fair value of conversion feature	-	-
Loss on extinguishment of debt	(626,534)	44,506
Other (income) and expense	(301,199)	-
Amortization of deferred financing costs	73,789	44,076
EBITDA	$223,070	$(1,401,061)

Stock-based compensation	862,419	1,233,165
Adjusted EBITDA	$1,085,489	$(167,896)

	Nine months ended September 30,
	2014	2013
EBITDA
Net loss – US GAAP	$(11,129,930)	$(16,056,076)
Provision for income taxes	88,290	(41,500)
Depreciation and amortization	5,836,857	4,699,906
Interest income and expenses	801,613	523,950
Interest expense related to debt discount and conversion feature	3,197,749	1,320,795
Changes in fair value of warrant liabilities	274,635	(519,349)
Change in fair value of conversion feature	-	(232,267)
Loss on extinguishment of debt	(626,108)	1,983,103
Other (income) and expense	(372,597)
Amortization of deferred financing costs	323,246	116,482
EBITDA	$(1,606,245)	$(8,204,956)

Stock-based compensation	3,536,680	5,639,124
Adjusted EBITDA	$1,930,435	$(2,565,832)

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign Currency Exchange Rate

Although the majority of our business activities are carried out in Euros, our Financial Statements are reported in US dollars (“USD”). The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities. Fluctuations in foreign currencies impact the total amount of assets and liabilities that we report for our foreign subsidiaries upon the translation of those amounts in USD.

We do not believe that we currently have material exposure to interest rate or other market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of September 30, 2014. Disclosure controls and procedures are necessary to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses identified related to the accounting and financial reporting for the period ended December 31, 2013, the Company instituted the following measures in the fourth quarter of 2013 and in the first nine months of 2014 in order to remediate these weaknesses:

•	The Company consulted a professional valuation company to assist in determining the value of warrants using a Monte-Carlo Simulation model, which provided an expert review layer for complex financing transactions. The Company does not have in-house expertise for these types of complex valuations. On November 30, 2013, the Company filed an amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2013 to reflect the value of warrants as reported by the professional valuation company. During the period ended September 30, 2014, the Company continues using the professional valuation company. The Company believes that this remediated the material weakness identified for the period ended June 30, 2013.

•	The Company further reviewed the identified weakness on the valuation of business combinations. The business combination under consideration, whereby the Company acquired certain assets, was not material from a significance acquisition test point of view. As a result, at the time, the Company performed a purchase price allocation internally. Subsequent review of this internal valuation showed that the Company did not have sufficient documentation for all of the assumptions, notably those underlying its calculation of the discount rate. During the first quarter of 2014, the Company performed procedures to ensure that the business combination accounting identified and considered all pertinent factors related to the intangibles acquired, including taking into account any potential contingent consideration; the Company further reviewed all assumptions and documented them. The review of the purchase price allocation assumptions and discount rate resulted in no material adjustments to the initially recorded amounts of intangibles or goodwill. As a result of the above, the Company believes that this weakness was remediated as of March 31, 2014.

•	The Company has been reviewing and improving the documentation of its processes with respect to the complete and accurate recording of deferred tax assets and liabilities due to differences in accounting treatment for book and tax purposes. Management believes that it has controls in place sufficient to ensure that material misstatements of the Company’s annual and interim financial statements will be prevented or detected in a timely basis. The Company will continue its evaluation of improvement measures during the fourth quarter of 2014, in order to conclude whether it has fully remediated the weakness identified in the period ended December 31, 2013.

•	On March 25, 2014, the Company appointed two directors to the Board of Directors (the "Board”). The Company’s Board has determined that the two new directors satisfy the independence standards under the rules of the NYSE MKT, LLC and the SEC. Effective April 1, 2014, Carl D. Stevens and Geoffrey Leland joined the Board, filling vacancies created following the 2013 annual meeting of stockholders in December 2013. Mr. Stevens and Mr. Leland serve as members of the Board’s Audit and Finance Committee. This weakness was therefore remediated as of March 31, 2014. Additionally, on September 18, 2014, the Company announced that Mr. Jaime Bustillo and Dr. Francisco Ros were elected to the Company’s Board of Directors at the Company’s Annual Meeting of stockholders on September 12, 2014. The Board increased from five to six members.

Under the direction of the Audit and Finance Committee, management continues to review and make any changes it deems necessary to the overall design of the Company's internal control over financial reporting, including implementing improvements in policies and procedures. The Company will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Form 10-K, as amended, for the year ended December 31, 2013, we are subject to various legal proceedings for which there were no material changes during the three months ended September 30, 2014. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on the Company’s financial position, liquidity, or results of operations.

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

ELEPHANT TALK COMMUNICATIONS CORP.

Date: November 17, 2014	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2014	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

