Form 10-Q/A
period 2014-09-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2014-11-21
CIK 1084384

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

EXPLANATORY NOTE

Elephant Talk Communications Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed with the Securities and Exchange Commission on November 17, 2014 (the “Form 10-Q”), to (i) make changes to the description of a line item in the Company’s Condensed Consolidated Balance Sheets, to make a minor reclassification in the Company’s Statement of Cash Flows and to update items in the accompanying notes to the financial statements included in Part I, Item 1 of the Form 10-Q; (ii) to make changes to the Reconciliation of Net Loss to Non-GAAP EBITDA and Adjusted EBITDA table for the period ended September 30, 2013 and the Liquidity and Capital Resources section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of the Form 10-Q; and (iii) to file the following materials formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,176,650	$1,252,315
Restricted cash	169,536	191,600
Accounts receivable, net of an allowance for doubtful accounts of $0 and $7,693 at September 30, 2014 and December 31, 2013 respectively	6,754,447	5,976,879
Prepaid expenses and other current assets	2,319,310	2,254,213
Total current assets	10,419,943	9,675,007

NON-CURRENT ASSETS

OTHER ASSETS	1,093,977	1,412,408

PROPERTY AND EQUIPMENT, NET	19,603,707	19,786,122

INTANGIBLE ASSETS, NET	6,000,884	8,670,677

GOODWILL	3,490,242	3,773,226

TOTAL ASSETS	$40,608,753	$43,317,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$425,144	$391,436
Accounts payable and customer deposits	2,063,304	2,586,662
Obligations under capital leases (current portion)	1,828,083	1,302,838
Deferred Revenue	127,456	142,731
Accrued expenses and other payables	5,804,999	4,961,303
Loans payable	961,550	962,654
2013 10% Related Party Convertible Note (net of Debt Discount of $1,719,585 at December 31, 2013)	-	1,033,719
Total current liabilities	11,210,536	11,381,343

LONG TERM LIABILITIES
2013 10% 3rd Party Loan (net of Debt Discount of $410,853 and $726,695 at September 30, 2014 and December 31, 2013)	4,663,227	4,779,913
Warrant liabilities	2,248,169	1,973,534
Non-current portion of obligation under capital leases	261,912	845,529
Loan from joint venture partner	-	602,047
Total long term liabilities	7,173,308	8,201,023

Total liabilities	18,383,844	19,582,366

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 151,312,189 issued and outstanding as of September 30, 2014 and 140,466,801 shares issued and outstanding as of December 31, 2013	260,616,570	248,712,321
Accumulated other comprehensive income (loss)	(2,003,871)	269,869
Accumulated deficit	(236,521,852)	(225,391,922)
Elephant Talk Communications, Corp. stockholders' equity	22,090,847	23,590,268

NON-CONTROLLING INTEREST	134,062	144,806
Total stockholders' equity	22,224,909	23,735,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,608,753	$43,317,440

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

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine month period ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,129,930)	$(16,056,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,836,857	4,699,906
Provision for doubtful accounts	(10,661)	22,131
Provision for income taxes	-	41,500
Stock based compensation	3,536,680	5,639,124
Change in fair value of conversion feature	-	(232,267)
Change in fair value of warrant liability	274,635	(519,349)
Amortization of deferred financing costs	323,246	116,482
Interest expense relating to debt discount and conversion feature	3,197,749	1,320,795
Unrealized foreign currency translation gain (loss)	(501,571)	-
Extinguishment of Debt	(626,108)	1,983,103
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,366,947)	1,054,452
Decrease (increase) in prepaid expenses, deposits and other assets	(101,971)	(666,991)
Increase (decrease) in accounts payable and customer deposits	362,685	(2,030,393)
Increase (decrease) in deferred revenue	(11,931)	177,635
Increase (decrease) in accrued expenses and other payables	1,493,594	1,859,634
Increase (decrease) in non-cash accrued expenses related to extinguishment of Debt	(426)	(890,997)
Net cash provided by (used in) operating activities	1,275,901	(3,481,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,611,023)	(4,108,507)
Loan to third party	-	(125,000)
Net cash used in investing activities	(5,611,023)	(4,233,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	-	1,290,790
Proceeds from Securities Purchase Agreement – Unregistered securities	-	225,000
Proceeds from Securities Purchase Agreement - Registered direct	-	7,500,000
Proceeds from Securities Purchase Agreement Related Party	-	4,500,000
Proceeds from 2013 10% Related Party Convertible Note	-	2,652,600
Proceeds from 2013 10% 3rd Party Convertible Note	-	5,305,200
Financing related fees	(125,793)	(1,362,124)
Payments on 8% Senior Secured Convertible Note installment payments and interest	-	(8,490,360)
Exercise of warrants and options	4,286,576	78,971
Cash from Escrow account for principal and interest payments on 8% Senior Secured Convertible Notes	-	742,427
Interest paid for property and equipment acquired under capital leases	(57,079)	-
Net cash provided by financing activities	4,103,704	12,442,504

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	155,753	124,261
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,665)	4,851,947
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,176,650	$6,085,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$174,592	$409,331
Cash paid during the period for income taxes	56,881	-
Purchases of property and equipment (delivered, not invoiced yet)	-	(1,238,046)
Trade note payable	-	593,903
Increase in Share Capital due to Telnicity Acquisition	-	1,180,000
Increase in Share Capital for third party settlement	-	468,000

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

On November 17, 2014 (the “Closing Date”), the Company and certain of its subsidiaries entered into a term loan credit agreement with Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a twelve million dollar term loan facility (the “Term Loan Facility”) with advances to be made on the Closing Date. Borrowings under the Term Loan Facility shall bear interest at the LIBOR rate plus an applicable margin per annum equal to ten percent (10.00%), such margin currently increased by an additional two percent (2.00%) pending the satisfaction of certain post-closing conditions. The Term Loan Facility will mature on December 31, 2017. See also Note 27 Subsequent events. A portion of the proceeds of the Credit Agreement will be used to repay 50% of the 2013 10% 3rd Party Convertible Note as defined in Note 15 principal amount as well as all accrued interest, totaling approximately $3,123,011 (€2,498,849) until Closing Date. The remaining 50% of the principal amount of the 2013 10% 3rd Party Convertible Note will be converted into 2,817,993 shares of the Company’s common stock at the Closing Date, totaling approximately $2,500,000 (€2,000,000). The Company also issued a three year warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $0.93 per share to the holder of the 2013 10% 3rd Party Convertible Note.

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

Note 27. Subsequent Events

Financing

On November 17, 2014 (the “Closing Date”), the Company and certain of its subsidiaries entered into a term loan credit agreement with Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a twelve million dollar term loan facility (the “Term Loan Facility”) with advances to be made on the Closing Date. Borrowings under the Term Loan Facility shall bear interest at the LIBOR rate plus an applicable margin per annum equal to ten percent (10.00%), such margin currently increased by an additional two percent (2.00%) pending the satisfaction of certain post-closing conditions. The Term Loan Facility will mature on December 31, 2017. A portion of the proceeds of the Credit Agreement will be used to repay 50% of the 2013 10% 3rd Party Convertible Note principal amount as well as all accrued interest, totalling approximately $3,123,011 (€2,498,849) until Closing Date. The remaining 50% of the principal amount of the Convertible Note will be converted into 2,817,993 shares of the Company’s common stock at the Closing Date, totalling approximately $2,500,000 (€2,000,000). The Company also issued a three year warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $0.93 per share to the holder of the 2013 10% 3rd Party Convertible Note.

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

On November 17, 2014 (the “Closing Date”), the Company and certain of its subsidiaries entered into a term loan credit agreement with Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a twelve million dollar term loan facility (the “Term Loan Facility”) with advances to be made on the Closing Date. Borrowings under the Term Loan Facility shall bear interest at the LIBOR rate plus an applicable margin per annum equal to ten percent (10.00%), such margin currently increased by an additional two percent (2.00%) pending the satisfaction of certain post-closing conditions. The Term Loan Facility will mature on December 31, 2017. See also Note 27 Subsequent events. A portion of the proceeds of the Credit Agreement will be used to repay 50% of the 2013 10% 3rd Party Convertible Note principal amount as well as all accrued interest, totaling approximately $3,123,011 (€2,498,849) until Closing Date. The remaining 50% of the principal amount of the 2013 10% 3rd Party Convertible Note will be converted into 2,817,993 shares of the Company’s common stock at the Closing Date, totaling approximately $2,500,000 (€2,000,000). The Company also issued a three year warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $0.93 per share to the holder of the 2013 10% 3rd Party Convertible Note.

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

	Three months ended September 30,
	2014	2013
EBITDA
Net loss – US GAAP	$(2,392,938)	$(3,225,593)
Provision for income taxes	(44,938)	41,500
Depreciation and amortization	1,900,251	1,543,687
Interest income and expenses	223,611	147,301
Interest expense related to debt discount and conversion feature	1,287,717	259,795
Changes in fair value of warrant liabilities	103,311	(173,333)
Change in fair value of conversion feature	-	-
Loss on extinguishment of debt	(626,534)	44,506
Other (income) and expense	(301,199)	-
Amortization of deferred financing costs	73,789	44,076
EBITDA	$223,070	$(1,318,061)

Stock-based compensation	862,419	1,233,165
Adjusted EBITDA	$1,085,489	$(84,896)

	Nine months ended September 30,
	2014	2013
EBITDA
Net loss – US GAAP	$(11,129,930)	$(16,056,076)
Provision for income taxes	88,290	41,500
Depreciation and amortization	5,836,857	4,699,906
Interest income and expenses	801,613	523,950
Interest expense related to debt discount and conversion feature	3,197,749	1,320,795
Changes in fair value of warrant liabilities	274,635	(519,349)
Change in fair value of conversion feature	-	(232,267)
Loss on extinguishment of debt	(626,108)	1,983,103
Other (income) and expense	(372,597)
Amortization of deferred financing costs	323,246	116,482
EBITDA	$(1,606,245)	$(8,121,956)

Stock-based compensation	3,536,680	5,639,124
Adjusted EBITDA	$1,930,435	$(2,482,832)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1 *	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2 *	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1 *	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: November 21, 2014	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2014	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

