Form 10-K
period 2014-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2015-04-01
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

000-30061

(Commission file No.)

ELEPHANT TALK COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4557538
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 Park Avenue, New York City, NY 10017

USA

(Address of principal executive offices)(Zip Code)

+ 1 (212) 984-1096

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $118 million based on the closing sale price of the Company’s common stock on such date of U.S. $0.95 per share, as reported by the NYSE MKT LLC.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2015, there were 155,112,785 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), the terms “Company,” “Elephant Talk”, “ET”, “our,” “us” or “we” refer to Elephant Talk Communications Corp. and its subsidiaries.

This Form 10-K includes the restatement of certain of the Company’s previously issued consolidated financial statements and data. It also amends previously filed management's discussion and analysis of financial condition and results of operations and other disclosures for the Restated Periods (defined below).

On April 1, 2015, the Company filed a Form 8-K disclosing its conclusion that certain previously issued annual audited and interim unaudited financial statements contained in its Annual Report on Form 10-K and Quarterly reports on Form 10-Q should no longer be relied upon and should be restated. As disclosed Note 35 to the consolidated financial statements “Restatement of previous issued financial statements and financial information” contained in Item 8 of this Form 10-K, the Company decided that it needed to correct an error related to the manner in which it recognized revenues for multiple-element arrangements.

In this Form 10-K, we therefore amend or restate the following types of financial information as of and for the periods (collectively, the "Restated Periods") noted in the table below.

Type of Financial Information	Date or Period
Consolidated balance sheet	As of December 31, 2013.
Consolidated statements of comprehensive loss, comprehensive income, shareholders' equity, and cash flows	Year ended December 31, 2013.
Selected financial data	Year ended December 31, 2013
Unaudited quarterly financial information	Quarters ended September 30, 2014, June 30, 2014, March 31, 2014 and each quarter in the year ended December 31, 2013.
Management's discussion and analysis of financial condition and results of operations	Year ended December 31, 2013.

This Form 10-K is filed in lieu of the Company’s separately filing of amendments to the Annual Report and Quarterly Reports for the Restated Period. We believe that presenting all of the amended and restated information regarding the Restated Periods in this Form 10-K allows investors to review all pertinent data in a single presentation. The Company’s Quarterly Reports on Form 10-Q to be filed during 2015 will include the restated 2014 comparable prior quarter and year to date periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

Elephant Talk Communications Corp.

Form 10-K

For the fiscal year ended December 31, 2014

TABLE OF CONTENTS

Note on Forward-Looking Statements

FORWARD LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.   Our actual results may differ materially from those discussed herein, or implied by, these forward-looking statements.  Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Elephant Talk Communications Corp., believes that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control. Forward-looking statements included in this Report or our other filings with the SEC include, but are not necessarily limited to, those relating to:

•	risks and uncertainties associated with the integration of the assets and operations we have acquired and may acquire in the future;

•	our possible inability to generate additional funds that will be necessary to expand our operations;

•	our potential lack of revenue growth;

•	our potential inability to maintain compliance with the listing standards of the NYSE MKT LLC (“the Exchange”)

•	our potential inability to continue as a going concern

•	our potential inability to add new products and services that will be necessary to generate increased sales;

•	our potential lack of cash flows;

•	our potential loss of key personnel;

•	the availability of qualified personnel;

•	international, national regional and local economic political changes;

•	general economic and market conditions;

•	increases in operating expenses associated with the growth of our operations;

•	the possibility of telecommunications rate changes and technological changes;

•	the potential for increased competition; and

•	other unanticipated factors.

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

PART I

Item 1.  Business

Corporate History

As a mobile Software Defined Network Architecture (Software DNA® 2.0) vendor Elephant Talk Communications Corp. and its subsidiaries (also referred to as “Elephant Talk”, “ET” and “the Company”) provide a one-stop solution for a full suite of mobile, fixed and convergent telecommunications software services. We also provide layered security services for mission critical applications in the cloud, through our wholly owned subsidiary, ValidSoft UK Limited (“ValidSoft”).

Over the last decade, Elephant Talk has developed a comprehensive mobile ET Software DNA® 2.0 Platform, capable of hosting an integrated IT/BackOffice and Core Network for Mobile Network Operators (MNOs) and Mobile Virtual Network Operators (MVNOs), Enablers (MVNEs) and Aggregators (MVNAs) on a fully outsourced basis. Our mobile enabling platform is either made available as an on-premise solution or as a fully hosted service in ‘the cloud’, depending on the individual needs of our MNO and MVNO/MVNE/MVNA partners. Our mobile security services supply telecommunications-based multi-factor mutual authentication, identity and transaction verification solutions for all electronic transaction channels. This integrated suite of security services provides mission critical applications in the cloud to customers in industries such as financial services, government benefits, and insurance, as well as electronic medical record providers and MNOs. Our company provides customers the means to effectively combat a variety of electronic fraud while at the same time protecting consumer privacy.

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

Execution and operational focus of ET business strategy

Management’s attention is fully dedicated to the scalability of our platform, excellence in our operations, and the build-out of our sales, marketing and service and support organization. Our geographical strategic focus is currently aimed primarily at Europe, the Middle East & Africa, and the Americas, usually with the support of local partners in each of those regions. Next to platforms servicing the Netherlands and Belgium, we intend to build out our existing MVNO outsourcing platforms in Spain, Saudi Arabia and Mexico.

Losses from cybercrime for four largest economies in the world (the US, China, Japan, and Germany) reached $200 billion.1 and as such, our security services for mission critical applications in the cloud are of major interest to banks, credit card companies and the public sector. The growing importance and awareness of customer’s privacy and data protection is putting additional pressures on those industries to look for fully compliant solutions. In response to these challenges, ValidSoft is regarded as one of the few providers offering security applications of the highest standards in a highly competitive environment. ValidSoft has not only been rewarded with three European Privacy Seals by the European Privacy Seal System (“EuroPrise”) but has also been selected by major financial institutions to provide its mission critical applications.

Global developments in telecommunications industries

A number of relevant factors in the converging global telecommunications industries, along with the increasing adoption by consumers and businesses of mobile and wireless based applications, drive our investments and services. We believe the mobile phone and tablet will become the channel of choice for consumers and will ultimately be the (handheld) device chosen by consumers and businesses to best bring personalized, contextual and time-wise relevant services such as:

•	Mobile banking;
•	Telemedicine;
•	Location based services;
•	Use of near field communications for cashless payments, couponing, cashless tickets, vending machine payments, grocery store payments;
•	Credit card applications;
•	Customer profiling and data mining to support one-on-one marketing;
•	Security and trust sensitive applications; the mobile phone as authenticator.

1 Source: McAfee Inc 2014

MNO Telecommunications Markets

On a global scale there are currently more than 800 MNOs worldwide. Over the next couple of years, we expect that as many new entrants will start offering mobile broadband services to their customers. As Elephant Talk’s Software Defined Architecture Network (“ET Software DNA® 2.0”) Platform is currently able to service up to 20 million customers, we are positioned to service almost all of the existing MNOs, except the 20 to 30 largest mobile operations. Over time, with the capacity of the ET Software DNA® 2.0 platform being expanded and its functionality extended, we should be able to cover the requirements of the whole markets. As these MNOs face issues regarding their legacy systems in a rapidly and deeply changing market, these MNOs will need to look for alternatives, typically in the form of an integrated solution like the one Elephant Talk has spent years building and offers. Currently, we service five MNOs in five different countries.

Due to the fast growing demand for data services and increasing competitive and regulatory pressure, along with an increasing cost base, and slipping Average Revenue Per User (“ARPU”) and margins. MNOs are faced with the challenge of rationalizing their cost base, and can do so by streamlining the way they conduct business within three main areas of operation:

•	RAN (Radio Access Network) and Core Network: As all vendors in this domain have access to the same patent pools, driven by the standardization of technologies, each vendor provides almost interchangeable products and services. Because of this, MNOs can outsource this part of their operation to one or a combination of vendors relatively easily.

•	Sales, Marketing, Distribution and Channel Management: Most MNOs are trying to rationalize this part of their business, mostly by recognizing the fact that one single brand usually cannot fit all specific market demand in all market segments. Therefore, many MNOs are launching second brands, co-branding with well-established consumer brands, and are partnering with a variety of channel partners, or contracting with a whole range of third parties, for example MVNOs.

•	Service Control, Real-time Rating, Billing and IT/Back Office: The third major area of operations concerns all hardware and software that is required to effectively manage, deploy, support, bill and collect payment for any specific service, to both wholesale as well as to individual customers. In this domain there are few standards, and there are basically no overall patent pools to which vendors and suppliers have common access. Many suppliers, regional or even locally based, are offering their services in these domains, mostly aimed at a very specific and limited part of the overall required solution. Due to this fragmentation, most MNOs currently have dozens of suppliers serving this domain. Due to the absence of coordination, the subsequent lack of overall design, and de-facto interfacing and processing standards, most MNOs currently have 20 to 40 different operating and mediation platforms in their IT/Back Office. These platforms seldom communicate properly between each other, which results in platforms operating in isolated silos. This undermines any management capability and service provisioning flexibility needed by MNOs to address a changing market. In the meantime costs increase due to these complex structures and interdependencies. As each of these vendors and suppliers usually retains source code on their own solution (thereby preventing any competitor from controlling their software and equipment) it becomes virtually impossible for the MNO to fully outsource this whole area to a single vendor or supplier. Some MNOs have tried to relieve their management and performance headaches by outsourcing management of the whole or parts of their IT/Back Office systems to large system integrators like IBM, Accenture, Cap Gemini or Atos Origin, displacing the issue and usually at a steep cost. Elephant Talk´s management believes that it can respond to this issue with its single platform solution, that encompasses the overall needs of an MNO in this domain. We believe we are well positioned to become a preferred outsourcing partner for a growing number of MNOs that want to combine a flexible, integrated and low cost outsourced single platform solution that could result in higher service level standards as measured through relevant industry standards.

MNOs will soon have to manage new upgrades in technology involving 10 billion handset and mobile broadband connections, next to the anticipated 50+ billion so called Internet of Things (Machine to Machine or M2M), providing a substantial addressable market for Elephant Talk. (Multiple sources: e.g. Gartner, Ovum and several MNOs).

MVNO Telecommunications Markets

By Informa2

Western Europe and North America, both expected to grow in terms of MVNO subscription numbers, are not expected to see a radical shift in terms of market structure. Informa expects the global MVNO market will reach 270 million subscriptions by the end of 2018 with North America and Western Europe still accounting for the vast majority. These two regions will remain the largest MVNO markets in terms of the number of subscriptions and players and will also continue to top the ranks in terms of MVNO penetration.

By GSMA Intelligence3

As of the end of 2014, the world’s MNOs hosted 992 MVNOs and 260 MNO sub-brands. This represents a total of more than 1,250 mobile service providers worldwide hosted by MNOs, in addition to their own core brands. GSMA research shows that MVNOs remain most prevalent in mature markets where penetration (based on connections) has surpassed one hundred percent. Europe is home to two thirds of domestic MVNOs (585), followed by Asia Pacific (129) and Northern America (107). By contrast, the MVNO sector remains in its infancy in Sub-Saharan African markets with just eight MVNOs across the region. ‘International’ MVNOs, i.e. those that target roamers and thus operate across multiple markets, make up ten percent of global MVNOs.

Established MVNO markets

In Western Europe, the fastest-growing MVNO markets are Germany, France, Italy, Spain, and the Netherlands. Germany and the Netherlands have been the largest MVNO markets (in terms of the number of MVNO’s) for many years, and this is not expected to change over the foreseeable future, especially as both markets are regarded as good testing grounds for MVNO’s looking to trial new business models. Due to aggressive pricing from MNOs to avoid losing market share, there is substantial pressure on these MVNO markets. In due course only larger, established MVNO’s and niche market participants may survive in the competitive market. This market development is the main reason why Elephant Talk is focused on the MNO outsourcing market.

Emerging markets warming to MVNO’s

While currently there are very few MVNO’s in emerging markets, more markets are expected to introduce MVNO’s in the future. MVNO’s are expected to move into markets in Brazil, Chile, Central America and other countries in Latin America, plus Turkey, the Middle East, India, Pakistan, and Vietnam in Asia-Pacific. Markets such as Africa and India present an attractive opportunity for MVNO’s, but there are still a number of obstacles impacting MVNO development in these markets including a lack of cooperation from MNOs and a lack of regulation to facilitate new MVNO entrants. The Company expects the majority of new MVNO markets to be relatively small and have limited impact on global MVNO connections and revenues. In markets where changes in regulation may be imminent, market opportunities may increase.

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

3 Reference Code: OVUM 2013-18, Publication date 17 December 2013

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

ValidSoft entered into a strategic partnering agreement with FICO, the leading company providing analytics and decision making services, in late 2011, for the provision of its solutions relating to SIM Swap fraud protection, false positive prevention, and strong authentication. FICO has an enviable commercial relationship with the largest worldwide issuing banks, and opens up a target market of over 5,000 institutions worldwide. FICO has been pressing ahead with the integration of the ValidSoft solutions into its client base and has already deployed with a leading UK bank for the provision of the ValidSoft SIM Swap technology. ValidSoft was awarded its fourth European Privacy Seal from EuroPrise5 on September 3, 2014, for its technology in protecting and securing privacy data.

Technological Execution of our Strategy

Elephant Talk is believed to be the only managed services vendor that offers a fully integrated OSS/BSS/Core Software Defined Network Architecture platform, providing end-to-end solutions. As Ovum principal analyst David Krozier stated in 2014: “Elephant Talk Software DNA® 2.0 Platform, especially with its integration of core network functions, has a more complete solution than the platforms available from the many specialist vendors in the mobile services market.”

As platform elements move away from specific hardware to software, we are well positioned as we own most of the required software: Elephant Talk can both deeply integrate such software and follow any future market price erosion as investments have already been mostly incurred. ValidSoft has a growing portfolio of intellectual property at the crossroads of turning raw cloud/network data and capabilities into real-time, contextual management decision info, uniquely supported by EuroPrise Privacy Seals. According to a 2012 Gartner analysis: “cloud security is the ’mother’ of all mission critical applications, and will be the ultimate driver of cloud adoption.” With these network/cloud based in-house security capabilities, ET is positioned to lead the next wave of platform USP’s: fully integrated (mobile) cloud management and security solutions.

Our focus on concrete business opportunities is leading us in the execution of our market strategy. We have been building a full MNO outsourcing platform for the last seven years and we have provided telecommunication managed services for a decade. In the last few years, we have worked with our partner/customer Vodafone to further enhance our platform.

We cover over a dozen high-tech hardware and an increasing number of software domains. We have both the capability and credibility to operate core network and core business IT on behalf of MNOs. This capability is the core of our business strategy today. We perceive a genuine acceptability for MNOs as an integrated service provider, illustrated by the fact that the ET Outsourcing Model for our software services has been validated by MNOs like Vodafone.

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

4 Sources: McAfee Inc and /Symantic Corp. 2014

5 EuroPriSe is an initiative led by the Unabhaengiges Landeszentrum fuer Datenschutz (“ULD”, Independent Centre for Privacy Protection), Germany. EuroPriSe was funded with 1.3 million Euro by the European Commission's eTEN program. The EuroPriSe project consortium led by ULD included partners from eight European countries: the data protection authorities from Madrid (Agencia deProteccion de Datos de la Communidad de Madrid, APDCM), and France (Commission Nationale de l'Informatique et de Libertés, CNIL), the Austrian Academy of Science, London Metropolitan University from the UK, Borking Consultancy from the Netherlands, Ernst and Young AB from Sweden, TUeV Informationstechnik GmbH from Germany, and VaF s.r.o. from Slovakia. http://www.european-privacy-seal.eu/

Our ownership of the source code of most of the key software elements is a must for the extreme flexibility needed and to stay price competitive. Elephant Talk owns key components such as service control/Intelligent Network, Rating and Charging of usage and events, data model, provisioning and CRM/Back-Office as well as most Middleware and protocols stacks. Source code access is an absolute requirement to facilitate a deeply embedded, single platform. Elephant Talk uses its own Research and Development department to develop and maintain the different components of the overall solution (IN, Rating, Back-Office, API/CRM/Provisioning, Protocols, Voice Mail & IVR, etc.).

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

Our People and Innovation Practice

Learning from experience and substantial investment we have now a thorough understanding of the mobile/cloud ecosystem, and all of its specific software requirements. Our highly skilled people have a deep knowledge of the security challenges of any mission critical event in the cloud. Within our company there is a fundamental understanding of securing the cloud by creating and providing real-time and contextual information from a variety of sources, also from within the cloud, into a single data point. By a mix of highly-educated, carefully hired staff with a variety of backgrounds and nationalities, we have successfully managed to have a thorough understanding of what it takes to service MVNOs and institutions by offering mission critical services in the cloud in real-time. These capabilities have integrated these elements into a flexible, high performance, user-friendly, and powerful management & security platform available on a managed services basis.

Intellectual Property, Products, Research and Development

Since the acquisition of ValidSoft by Elephant Talk in 2010, ValidSoft has submitted new patent applications for transaction security technologies in Brazil, China, Hong Kong, Russia, the EU and US jurisdictions. In addition, ValidSoft extended its patent for its core authentication solution in the United Kingdom, which will be effective until 2023.

In 2013, ValidSoft also filed three new patent applications related to proximity-correlation, and Man-in-the-Browser attack detection and prevention.

In 2014, ValidSoft filed five new patent applications for inventions in the fields of voice-biometrics, strong authentication and transaction security. Moreover, in July/August 2014, two of ValidSoft’s patent applications were granted, in Russia, for location-correlation technology.

In March 2015 ValidSoft was informed by the UK Intellectual Property Office that another patent will be granted effective 1 April 2015, for its fraudulent ‘call-forward’ detection invention, using audio-frequency analysis.

As with ValidSoft’s other existing patent applications, pursuant to the Patent Co-operation Treaty, ValidSoft will seek patent coverage in major relevant territories such as the UK, EU and USA ValidSoft has a number of additional inventions in the fields of fraud-prevention, biometrics and security that it expects to submit patent applications  for during 2015.

ValidSoft and Elephant Talk have also registered a number of trademarks in the EU and US. ValidSoft has registered trademarks for, inter alia, ValidSoft®, VALid®, VALid-SSD® and SMART®. Elephant Talk has registered trademarks for, inter alia, Elephant Talk® and ET Software DNA®. We own all the proprietary copyright-protected source code used in its solutions and its library has grown significantly in the last three years. Trademarks do not have expiration/duration, however, in certain jurisdictions (i.e. US), the registered trademarks must be renewed every ten years, for another ten years.

European Privacy Seal

One of the most significant barriers to market-entry in authentication and security solutions, particularly those using biometric and location-based data, is privacy and data protection. We have turned this threat into an opportunity and strength by investing in the EuroPriSe system. EuroPriSe is a voluntary audit and, if successful, certification of a technology solution, which tests the solution against the strictest possible European data protection standards. The EuroPriSe audit and certification is carried out by world-leading experts in technology and data protection. ValidSoft now has four European Privacy Seals awarded for Device Trust , User Authentication and Voice Biometric solutions.

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

Competition for MVNO outsourcing solutions:

We face competition from MVNOs outsourcing solutions from very fragmented, often smaller, local organizations that act as systems integrator, usually focused on partial solutions: billing, rating; customer care and provisioning. Some larger, multi-country organizations are: Teleena (Netherlands, Poland, UK), Effortel (Belgium, Italy, Poland, Taiwan), Aspider (Netherlands, Ireland, Malta), Transatel (France, Switzerland, Luxembourg, Belgium, Netherlands) and Telogic (Denmark, Poland, Italy). Offering only partially integrated third party solutions, none of these organizations can provide the resilient, full core geo redundant platforms that Elephant Talk has developed in-house over the last seven years.

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

As a result of these compromises, and the growing cost of electronic fraud, financial services companies are looking beyond traditional providers such as RSA and are seeking new, innovative and secure solutions, such as those provided by ValidSoft. There is also a move away from relying solely on historical data and a move towards real-time processing of contextual awareness for the provision of in-transaction decision information.

Because the financial services industry is demanding global, comprehensive solutions, that contribute to combatting electronic fraud and, at the same time, safeguard the privacy of clients, patents and EuroPrise Privacy Seals play an increasingly important role in the provision of such solutions.

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

We may need to accelerate the roll-out of our mobile ET Software DNA® 2.0 Platform and Cloud Security Technology to meet current market demand. Mobile and Cloud Management Platforms may become more commoditized over the next five to ten years. Integrating the variety of ValidSoft cloud based security layers into our Software DNA® 2.0 Platform will create another window of sustainable competitive advantages. The more we can offer a comprehensive one stop shop solution for providing managed services and the required, layered security for mission critical applications in the cloud, the more sustainable our advantages will be against multiple point-solutions and the additional integration and operations complexity they represent. As depth and breadth of solutions are important in addressing the one stop shop needs of our customers, a whole range of services should be kept under one roof. Elephant Talk may need to further invest in such services in the future, either with additional in-house development or through smaller acquisitions.

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

In March 2010, Elephant Talk Inc. acquired ValidSoft.

In December 2011, we upgraded from our OTCBB listing to the NYSE MKT LLC (the “Exchange”).

In September 2011, Elephant Talk Inc. merged into Elephant Talk Communications Corp., a Delaware corporation (the "Reincorporation"). The Reincorporation was approved by the stockholders at the annual shareholder meeting on September 14, 2011. As a result of the Reincorporation, the Company became a Delaware corporation. Elephant Talk Communications, Inc. ceased its corporate existence and Elephant Talk Communications Corp. became the surviving corporation and continued to operate the business of the Company as it existed prior to the Reincorporation.

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

Employees

As of December 31, 2014, we employed 252 people and retained on a long term basis, the services of 44 independent contractors. We consider relations with our employees and independent contractors to be good. Each of our current employees and independent contractors has entered into confidentiality and non-competition agreements with us. There are no collective bargaining contracts covering any of our employees.

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

We are subject to significant restrictive debt covenants, which limit our operating flexibility.

Senior Secured Convertible Notes, we issued on March 29, 2012 (the “Senior Secured Notes”) contain covenants which impose significant restrictions on the manner we and our subsidiaries operate, including (but not limited to) restrictions on the ability to:

•	create certain liens;

•	incur debt and/or guarantees;

•	enter into transactions other than on arm’s-length basis;

•	pay dividends or make certain distributions or payments;

•	engage, in relation to the Company, in any business activity or own assets or incur liabilities not authorized by the Senior Secured Notes;

•	sell certain kinds of assets;

•	impair any security interest on the assets serving as collateral for the Senior Secured Notes;

•	enter into any sale and leaseback transactions;

•	make certain investments or other types of restricted payments;

•	substantially change the nature of the Company’s or the Group’s business;

•	designate unrestricted subsidiaries; and

•	effect mergers, consolidations or sale of assets.

These covenants could limit our ability to finance our future operations and our ability to pursue acquisitions and other business activities.

The Company has identified material weaknesses in internal control over financial reporting

The Company received an adverse opinion from our independent auditors on the effectiveness of its internal control over financial reporting as of December 31, 2014 because of a material weakness identified in management’s assessment of the effectiveness of such internal control relating to accounting for multiple element arrangements.

These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause the Company future delays in its reporting obligations and could have a negative effect on the Company and the trading price of the Company’s common stock. See “Item 9A. Controls and Procedures,” for more information on the status of the Company’s internal control over financial reporting as well as Subsequent events (Note 35) on recent developments on the composition of the board of directors.

The substantial and continuing losses, and significant operating expenses incurred in the past few years may cause us to be unable to pursue all of our operational objectives if sufficient financing and/or additional cash from revenues is not realized. This raises doubt as to our ability to continue as a going concern.

We have incurred net losses of $21,861,917 and $25,507,072 (restated) for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, we had an accumulated deficit of $250,629,296 and $228,767,379, respectively.

Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders. If we are unable to secure additional financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change, significantly reduce our operations or ultimately may not be able to continue our operations. As a result of our historical net losses and cash flow deficits, and net capital deficiency, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Much of our business is consumer driven, and to the extent there is a decline in consumer spending, we could experience a reduction in the demand for our services and a decrease in our revenues, net income and an increase in bad debts arising from non-payment of our trade receivables. The potential adverse effects of an economic downturn include:

•	reduced demand for services, resulting in increased price competition or deferrals of purchases, with lower revenues not fully compensated through reduced costs;
•	risk of financial difficulties or failures among our suppliers;
•	increased demand for customer finance, difficulties in collection of accounts receivable and increased risk of counterparty default;
•	risk of impairment losses related to our intangible assets as a result of lower forecasted sales of certain products;
•	increased difficulties in forecasting sales and financial results as well as increased volatility in our reported results;
•	end user demand could also be adversely affected by reduced consumer spending on technology, changed operator pricing, security breaches and trust issues.

Uncertainties and risks associated with international markets could adversely impact our international operations.

We have significant international operations in Europe, Mexico and to a lesser extent in the US, Middle East and the Far East. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate, obtain access to local transmission facilities on economically acceptable terms, or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks.

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

We may not be able to develop and successfully market our Software DNA® 2.0 platform and security services as planned.

Elephant Talk operates in an exceptionally competitive environment where there is continuous innovation and new development. We are required to be a top performer in over a dozen highly specialized domains to effectively compete with our competitors. Ongoing investments are required to stay ahead of the curve. The sales process for our Software DNA® 2.0 platform and the deployment process may be complicated and very slow. We are highly dependent on convincing MNOs and MVNO’s to believe that outsourcing their requirements to us is the best way to go. We are exposed to business risks associated with turnkey projects and the scalability of our service and support organization. Although our policy is to avoid or minimize risks, it cannot be ruled out that in certain cases events occur that may seriously impact us and our performance.

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

Implementation and development of our Software DNA® 2.0 platform and mobile security businesses both depend on our ability to obtain adequate funding.

Both our Software DNA® 2.0 platform and ValidSoft’s mobile security services require ongoing funding to continue the current development and operations and to fund possible future acquisitions. Failure to obtain adequate financing will substantially delay our development, slow down current operations, result in loss of customers and adversely impact our results of operations.

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

We strive to broaden our solutions offerings as well as to increase the volume of voice and data that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. Strategic acquisitions in desired markets are an important part of our growth strategy for both our Software DNA® 2.0 platform and our mobile security business. We may pursue additional acquisitions in the future to further strengthen our strategic objectives. Acquisitions of businesses and customer lists involve operational risks, including the possibility that an acquisition may not ultimately provide the benefits originally anticipated by management. Moreover, we may not be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating technologies and solutions, in migrating customer bases and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Therefore, successful integration may not occur in light of these factors.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycle and strategic mobile partnership cycles with MNOs. Both our telecommunications traffic services as well as our communications information systems, outsourced solutions and value added (communication) services, including our ValidSoft security solutions are relatively complex and their purchase generally involves a significant commitment of mostly human capital, with attendant delays frequently associated with the allocation of substantial human resources and procurement procedures within an organization. The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer’s and MNOs organization as well as financial institutions. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales and strategic mobile partnership cycle could reduce growth in our revenue in the future. In addition, the lengthening of our sales and strategic mobile partnership cycle contributes to an increased cost of sales, thereby reducing our profitability.

Because most of our business is conducted outside the US, fluctuations in foreign currency exchange rates versus the US Dollar could adversely affect our (reported) results of operations.

Currently most of our net revenue, expenses and capital expenditures are derived and incurred from sales and operations outside the US, whereas the reporting currency for our consolidated financial statements is the US Dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country, where the Euro is the predominant currency. Considering the fact that most income and expenses are not subject to relevant exchange rate differences, it is only at a reporting level that the translation needs to be made to the reporting unit of USD. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the US, and changes in exchange rates have had and may continue to have a significant, and potentially distorting effect (either negative or positive) on the reported results of operations, not necessarily being the result of operations in real terms. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/Euro, USD/Swiss Franc, USD/Chinese Yuan, USD/British pound, USD/Bahraini Dinar, and USD/Mexican peso.

We historically have not engaged in hedging transactions since we primarily operate in same currency countries, currently being the Euro (“EUR”). However, the operations of affiliates and subsidiaries in non-US countries have been funded with investments and other advances denominated in foreign currencies and more recently in USD. Historically, such investments and advances have been long-term in nature, and we have accounted for any adjustments resulting from currency translation as a charge or credit to accumulate other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. Although we have not engaged in hedging so far, we continue to assess on a regular basis the possible need for hedging.

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

For instance, we may encounter delays or cost overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

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

Our ability to compete depends, in part, on our ability to use intellectual property internationally. We rely on a combination of patents, trade secrets, trademarks and licenses to protect our intellectual property. There is limited protection under patent law to protect the source codes we developed or acquired on our Software DNA® 2.0 Platform. The copyright and know-how protection may not be sufficient. Our pending patent application in ValidSoft’s technology may be challenged. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. The technology licensed by us may not continue to provide competitive features and functionality. Licenses for technology currently used by us or other technology that we may seek to license in the future may not be available to us on commercially reasonable terms or at all.

We are dependent on two significant customers for our businesses and the loss of one of these customers could have an adverse effect on our business, results of operations and financial condition.

For the year ended December 31, 2014, we had two significant customers which accounted for 57% and 25%, respectively, of our revenue. Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods. The loss, or reduction in services to, these significant customers or other discontinuation of their relationship with us for any reason, or if either of these significant customers reduces or postpones purchases that we expect to receive, it could have an adverse impact on our business, results of operations and financial condition.

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

We are authorized to issue 300,000,000 shares of capital stock, including 250,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, of which 154,671,258 shares of Common Stock and no shares of Preferred Stock were issued and outstanding as of December 31, 2014.

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

As of December 31, 2014 there are 40,056,080 options and 29,628,865 warrants to purchase shares of our Common Stock outstanding. All of the shares issuable from exercise have been registered and are freely traded. Options are exercisable at exercise prices between $0.60 and $3.39, the warrants are exercisable at exercise prices between $0.70 and $2.21. If and when these securities are exercised into shares of our Common Stock, the number of our shares of Common Stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our Common Stock and the market price of our Common Stock.

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

As of December 31, 2014 Steven van der Velden, Martin Zuurbier, Mark Nije, and Alex Vermeulen, and certain other of our directors and executive officers, their affiliates, beneficially owned or controlled approximately 31.6% of our outstanding Common Stock. In particular, as of December 31, 2014, Rising Water Capital AG, an entity affiliated with the certain of the aforementioned individuals, beneficially owned 16.9% of our Common Stock and hold 5,915,487 warrants that upon satisfaction of various conditions can be converted into Common Stock. QAT II Investments SA, another entity affiliated with certain of our officers and directors, beneficially owned 6.8% of our outstanding stock and hold 6,938,710 warrants that upon satisfaction of various conditions can be converted into Common Stock. QAT Investments SA (“QAT”), another entity affiliated with certain of our officers and directors, is the owner of 51.3% of Rising Water Capital AG. If those stockholders act together, they will have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our Common Stock. These stockholders may make decisions that are adverse to your interests

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with our Common Stock and do not intend to pay any dividends to Common Stockholders for the foreseeable future.

Item 1 B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our offices in The Netherlands are located at Schiphol Boulevard 249, 1118 BH Schiphol. The office monthly rental is $15,014, and the lease runs until June 2015. In addition the Company rents office space at Wattstraat 52, 1171 TR, Sassenheim, wherefore the contract is automatically renewed every 6 months. The quarterly fee for this contract is $ 5,212.

Elephant Talk Communications S.L.U. is currently renting office space at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain, at a monthly rent of $7,680. This contract is valid till April 2017. In addition the Company rents office space at Av. Dr. Severo Ochoa 36, 28100 Alcobendas, (Madrid) Spain for $1,373 per month, valid till February 2018.

In Guangzhou, China, the Company rents office space for a monthly rental of $11,599. The contract is valid till October 2016.

Since January 2014, the Company rents office space in Lehmedeh, Bahrain for $1,008 per month. The contract is valid till December 2015.

ValidSoft U.K. Limited rents office space at 9 Devonshire Square, London, United Kingdom on a renewable 12 month rent for a monthly rental of $23,890.

We also rent space for our telecom switches, servers and IT platforms at data centers (“co-locations”) at an aggregate monthly rent of $48,156. The various co-location spaces include: Amsterdam, Madrid, Barcelona, London, Brussels, Manama and other locations where our telecommunications equipment is located.

We believe the facilities currently under rent are adequate for our present activities and those additional facilities are available on competitive market terms to provide for such future expansion of our operations as may be warranted.

Item 3.   Legal Proceedings

Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

As previously described in the Company´s 2004 Annual Report on Form 10-K filed with the SEC on April 1, 2005, on May 24, 2004, the Company issued 5,100,000 shares of restricted Common Stock to four stockholders of New Times Navigation Limited ("New Times"), valued at $683,400 (the “2004 Purchase Transaction”). On December 10, 2004, New Times and the Company mutually agreed to terminate the 2004 Purchase Transaction. The Company returned the shares that were delivered to New Times to the Company´s shareholders and received back 90,100 of the 204,000 shares of its Common Stock that were issued under the 2004 Purchase Transaction. In addition, the Company had issued 37 unsecured convertible promissory notes for a total amount of $3,600,000 as part of the 2004 Purchase Transaction. At the Company´s request, 21 of the unsecured convertible promissory notes were returned to the Company for a total value of $2,040,000. On April 28, 2006, the Company instituted proceedings to seek relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return the remaining 113,900 common shares (valued at $381,565) and the remaining 18 unsecured convertible promissory notes, representing a total amount of $1,740,000, and to rescind the purchase agreement underlying the 2004 Purchase Transaction. Since the inception of the proceedings, the parties have undertaken discovery efforts in order to resolve this matter, which have included long periods of inactivity in the process. The outcome of this proceeding and the amount of any potential recovery, if any, cannot be predicted. Considering the significant costs associated with the proceeding and the inherent uncertainty in the outcome of the proceeding and the potential recovery, if any, management concluded that it is in the best interest of the Company not to pursue the matter further to avoid incurring additional fees and expenses.

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

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

As of December 5, 2011, our Common Stock is listed for quotation on the Exchange under the symbol “ETAK.”  The following table sets forth the high and low closing prices per share for each quarterly period from March 31, 2013 through December 31, 2014 as quoted on the Exchange and published by www.nasdaq.com. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2014	$1.14	$0.70
September 30, 2014	$1.24	$0.80
June 30, 2014	$1.16	$0.71
March 31, 2014	$1.79	$1.00
December 31, 2013	$1.40	$0.53
September 30, 2013	$0.90	$0.55
June 30, 2013	$1.23	$0.58
March 31, 2013	$1.68	$0.92

As of December 31, 2014, we had approximately 4,074 record holders of our Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2006 Plan (1): 0 2008 Plan (2): 40,056,080	2006 Plan: n/a 2008 Plan: $1.39	2006 Plan: 89,490 2008 Plan: 11,619,447
Equity compensation plans not approved by security holders	-	-	-
Total	40,056,080	-	11,708,937

(1)	S-8 Filed July 21, 2006.
(2)	S-8 Filed July 11, 2008. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 5,000,000 to 23,000,000, during 2013 the stockholders approved an increase from 23,000,000 to 46,000,000 and during 2014 an increase of the total number of shares available under the Plan from 46,000,000 to 56,000,000.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on ETAK Common Stock with the cumulative return of the NASDAQ Comp. Index (IXIC) and the NASDAQ Telecom Index (IXTC formerly known as IXUT) for each of the five fiscal years ended December 31, 2014, assuming an investment of $100 at the beginning of such period.

The table below shows $100 invested on December 31, 2009 in stock or index:

Month/Year	ETAK	NASDAQ Comp.	NASDAQ Telecom
12-2009	$100.00	$100.00	$100.00
12-2010	$181.54	$116.91	$103.92
12-2011	$203.85	$114.81	$90.81
12-2012	$76.92	$133.07	$92.63
12-2013	$94.62	$184.06	$114.87
12-2014	$63.98	$208.71	$125.11

Item 6.  Selected Financial Data

As discussed further in Note 35 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K, we have restated our consolidated financial statements to correct certain errors in our previously issued financial statements. The error is an overstatement of revenue due to a failure to identify all delivery obligations associated with multi-element revenue arrangements and an improper interpretation of standalone value of delivered elements. The revenue recognition errors identified by us do not affect the total revenues ultimately earned or to be earned, or the amount or timing of cash received or to be received from individual customer arrangements.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements.  The consolidated statement of operations data set forth below for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Form 10-K.

The impact of the restatement increased net loss by approximately $3.4 million for the year ended December 31, 2013.

	2014	2013	2012	2011	2010
		Restated
Balance sheet data:
TOTAL ASSETS	$44,920,998	$42,435,408	$37,475,541	$44,812,103	$38,921,932
Long term Liabilities	$16,350,695	$10,565,412	$3,433,095	$785,218	$468,756
TOTAL LIABILITIES	$34,308,431	$22,075,791	$17,326,055	$9,717,003	$10,250,664
Total stockholders’ Equity	$10,612,567	$20,359,617	$20,149,486	$35,095,100	$28,671,268

Statement of Comprehensive Loss data:
REVENUES	$20,356,447	$19,451,804	$29,202,188	$32,232,981	$37,168,351

LOSS FROM OPERATIONS	$(16,777,386)	$(20,831,878)	$(21,513,813)	$(25,676,272)	$(18,473,748)

NET LOSS	$(21,861,917)	$(25,507,072)	$(23,131,936)	$(25,310,735)	$(92,483,360)

COMPREHENSIVE LOSS	$(25,258,918)	$(24,505,113)	$(22,720,731)	$(25,935,010)	$(94,139,277)
Net loss per common share and equivalents - basic and diluted	(0.15)	(0.20)	(0.21)	(0.24)	(1.31)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Restatement of Previously Issued Financial Statements

As discussed further in Note 35 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K, we have restated our consolidated financial statements for the year ended December 31, 2013 and our unaudited quarterly financial information (i) for each of the quarters in the year ended December 31, 2013 and (ii) for the first three for each of the quarters in the year ended December 31, 2014 (collectively, the “Restated Periods”). We have restated the revenues and deferred revenues as a result of (i) an overstatement of revenue due to a failure to identify and determine whether contracts that were negotiated as a package with a single customer should have been combined (ASC 605-35-25); and (ii) the application of accounting guidance for multi-element arrangements, specifically an improper interpretation of standalone value of delivered elements. These errors resulted in earlier recognition of the contracted revenue on certain contracts.

The Company has corrected the manner in which it records revenue for its arrangements with multiple-element features, and will also enhance its documentation related to its revenue recognition policies and practices. See “Controls and Procedures” included in Part II, Item 9A of this Form 10-K.

The impact of these errors on the applicable line items in the consolidated financial statements resulting from the restatement is set forth in Note 35 to the Notes to Consolidated Financial Statements. The net impact of the restatement decreased previously reported revenue of $22,827,261 by $3,375,457 or 15%, to $19,451,804, for the twelve month period ended December 31, 2013. In the same period of time, the short term portion of deferred revenue increased from $142,731 by 129,036 or 90% to $271,767. The long term portion was increased by $2,364,389. Deferred revenue will be amortized during the lifetime of the customer relationship, which has been defined to be five years. Accounts receivable decreased from $5,976,879 by $882,032 or 15%, to $5,094,847 in the same period in 2013. The restatement increased net loss by approximately $3.4 million for the year ended December 31, 2013.

Also, the Company has reclassified certain staff costs included in SG&A to Cost of Service, and it disaggregated the function SG&A into Selling and Marketing, General and Administrative and Product Development. The reclassification of operating costs are material to the annual periods ended December 31, 2012, 2013, the interim periods therein, and to the interim periods within fiscal year 2014 and are included in the restatement in Note 35. These expenses have been reclassified in the Consolidated Statements of Operations for fiscal years 2013 and 2012 to conform to the current period presentation (See Note 35 for the restatement).

As a result of our restatement and in accordance with GAAP, revenue that had originally been recognized in 2013 is now being recognized ratably over an extended timeframe. The amount of revenue earned or to be earned over the entire period of recognition essentially remains unchanged from the amount we historically recognized. There was neither a change to the cash characteristics of the transactions being restated nor the Company’s liquidity directly relating to these transactions. As a result of the restatement, the balance sheet reflects a significant increase in deferred revenue, which will be recognized as revenue over a number of years.

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

Company milestone overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this document.

Recent milestones for mobile product line:

•	On January 29, 2015 we announced the appointment of Dr. Armin G. Hessler (currently Vodafone) and Martin Zuurbier, the current CTO of Elephant Talk, as co-Presidents of our mobile platform business effective on April 1, 2015. Both will report to Mr. Steven van der Velden, Chairman and CEO.

•	On January 21, 2015 we announced that LOWI, the Low–Cost Brand of Vodafone has been launched on Elephant Talk’s fully redundant mobile platform in Spain, joining virtual operators like Lebara, BT, Eroski, NEO and HITS.

•	On December 22, 2014 Affirmed Networks and Elephant Talk Communications Corp. (NYSE MKT: ETAK), global leaders in virtualized mobile networks, announced the deployment of Affirmed Networks’ Network Functions Virtualization (NFV) solution, called the Affirmed Mobile Content Cloud™, as part of Elephant Talk’s Software Defined Network Architecture mobile Software DNA® 2.0 platform with mobile operators in Europe and the Middle East. Affirmed Networks and Elephant Talk are providing current and future clients with a fully virtualized Evolved Packet Core, encompassing a breadth of capability and services for 3G and 4G core networks.

•	On November 21, 2014 we announced that the Company has received official notification from NYSE Regulation, Inc. dated November 20, 2014 that the Company is now in compliance with the listing requirements of Part 10 of the NYSE MKT LLC (the "Exchange") Company Guide (the “Company Guide”). As a result of meeting the Exchange’s listing standards, the Company will be removed from the list of noncompliant issuers posted on the Exchange's website.

•	On September 25, 2014 we announced that the Company has begun the next phase of its planned SIM migration of Grupo Iusacell (“Iusacell”) customers in Mexico. In the meantime developments as described in the subsequent events footnote occurred.

•	On August 27, 2014 we announced that independent telecommunications consultancy Ovum ( www.ovum.com) in a white paper states, “Elephant Talk Software DNA® 2.0, especially with its integration of core network functions, has a more complete solution than the platforms available from the many specialist vendors in the mobile services market.”

Recent milestones for the security product line (“ValidSoft”):

•	On February 24, 2015 ValidSoft announced that it has launched its Device Trust solution with another major UK retail bank with its partner FICO (NYSE:FICO). This is the second such agreement announced for this solution in the UK and continues building on the successful partnership with FICO. The new client, unnamed for security reasons, is the largest UK deployment of this solution to date for ValidSoft.

•	On September 3, 2014, ValidSoft announced that it has been awarded a fourth European Privacy Seal. The fourth seal is for ValidSoft’s Zero Latency Correlation process. Zero Latency Correlation enables ValidSoft to securely extract ‘Device Trust’ data directly from a device application as part of a mobile fraud prevention solution.

•	On June 4, 2014, ValidSoft announced that it was featured in a special report, “Speech and Voice Recognition White Paper” published by Biometrics Research Group, Inc., an independent research group. In the report, ValidSoft was identified as one of the global leaders in the field of voice biometrics. According to the report, the voice biometric market has a potential market size of $2.5 billion globally across all market sectors in 2015, driven by the banking and financial sector, it is estimated that the banking and financial sector will spend at least $750 million on voice biometrics by 2015.

•	On January 14, 2015, research group Technavio highlighted ValidSoft as one of the 3 leading vendors for voice biometrics, a market that Opus Research predicts to be worth $574 million by 2017.

•	On November 2, 2014 ValidSoft expanded its business to Northern America and appointed Shawn Edmunds as Vice-President Northern America.

Results of Operations

Although the vast majority of our cost base is carried out in Euros, we report our financial statements in U.S. dollars (“USD”). The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities.

The following table shows the USD equivalent of the major currencies for the year ended December 31, 2014:

USD equivalent
Euro	1.2155
British Pound	1.5533

Comparison of Years Ended December 31, 2014 and 2013

Revenue

Revenue for the year ended December 31, 2014 was $20,356,447 an increase of $904,643 or 5%, compared to $19,451,804 for the year ended December 31, 2013. The continued and expected market decline of landline based telecommunications caused our legacy landline business to decrease by $3,472,492 or 96%, to $153,759, as of December 31, 2014.

The decrease in landline business was off-set by the increase in revenues from our mobile and security solutions business of $20,202,690 in 2014 which increased by $4,377,137 or 28%, compared to $15,825,553 in 2013. The increase in our mobile and security solutions business is mainly due to the increasing revenues of new and existing customers.

	2014	2013
		(restated)
Landline Services	$153,758	$3,626,251
Mobile and security solutions	20,202,689	15,825,553
Total Revenue	$20,356,447	$19,451,804

Total Revenue (quaterly figures unaudited)	Q1 2013	Q2 2013	Q3 2013	Q4 2013	2013
Revenue (reported)	$6,596,500	4,994,145	5,204,982	6,031,634	22,827,261
Changes in deferred revenue	(356,386)	(1,429,896)	(1,081,188)	(507,987)	(3,375,457)
Revenue (restated)	$6,240,114	3,564,249	4,123,794	5,523,647	19,451,804

Total Revenue (quarterly figures unaudited)	Q1 2014	Q2 2014	Q3 2014	Q4 2014*	2014
Revenue	$6,479,853	6,911,768	7,298,988	7,869,631	28,560,240
Changes in deferred revenue	(1,095,588)	(1,839,328)	(2,853,749)	(2,415,128)	(8,203,793)
Revenue (restated)	$5,384,265	5,072,440	4,445,239	5,454,503	20,356,447

* Q4 2014 not restated

Reclassification of cost and operating expenses

Following the transition from the Company’s Landline service to Mobile and Security solution offerings, the Company has evaluated in 2014 the structure of the two line items ‘Cost of service’ and ‘Selling, General and Administrative’. The line item SG&A included all of the Company’s staff related cost, including non-cash compensation.

Management concluded that the SG&A function should be categorized by functions of Product Development, Sales and Marketing and General and Administrative and that certain staff costs should be reclassified to Cost of Service. Management believes that these reclassifications of operating costs are material to the annual periods ended December 31, 2014, 2013 and 2012, and to the interim periods within fiscal year 2014, 2013 and 2012. Furthermore, management believes that these reclassifications reflect more accurately the nature and financial reporting of the Company. Consequently, staff costs for fiscal years 2014, 2013 and 2012 have been reallocated accordingly.

Cost of Service

Cost of service includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services, and the cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including share-based compensation and the cost of subcontractors. Cost of service excludes depreciation and amortization.

Cost of service for the twelve month period ended December 31, 2014 $6,688,674, a decrease of $2,700,623 or 29%, compared to $9,389,297 for the twelve month period ended December 31, 2013.

Gross margin (excluding depreciation and amortization) as a percent of the total revenue was 67% and 52% for the twelve month periods ended December 31, 2014 and 2013, respectively. The decrease is primarily attributable to the decline in our legacy landline service solution, because the costs involved in the mobile and security business are lower compared to the landline business.

	2014	2013
	(restated)	(restated)
Revenues	$20,356,447	$19,451,804
Cost of service (excluding depreciation and amortization)	6,688,674	9,389,297
Gross margin (excluding depreciation and amortization)	$13,667,773	$10,062,507

The following tables illustrate revenues (restated starting from Q1-2013 until Q3-2014) for the quarters ended:

Mobile and Security (Unaudited) Reported Revenue
				% of Total
		($ in	% of Total	Company
	($ in	millions)	Company	Revenue
Quarter	millions)	Restated	Revenue	Restated
2Q12	2.8	2.8	39.3	39.3
3Q12	2.9	2.9	43.8	43.8
4Q12	3.6	3.6	52.1	52.1
1Q13	3.9	3.5	58.5	56.1
2Q13	4.5	3	89.5	85.2
3Q13	5	3.9	95.9	94.8
4Q13	5.9	5.4	97.6	97.3
1Q14	6.4	5.3	98.5	98.2
2Q14	6.9	5	99.4	99.2
3Q14	7.3	4.4	99.9	99.8
4Q14	7.9	5.4	99.9	99.9

Re-allocation of the Selling, General and Administrative Expenses after the Reclassification

Following the transition from the Company’s Landline service to Mobile and Security solution offerings, the Company has evaluated in 2014 the structure of the two line items ‘Cost of service’ and ‘Selling, General and Administrative’, and reviewed all staff costs to determine which costs were directly attributable to the generation of revenue, and concluded that certain costs related to product development should be reclassified.

The line item SG&A included all of the Company’s staff related cost, including non-cash compensation. It was concluded that the SG&A should be categorized by functions of Product Development, Sales and Marketing and General and Administrative and that certain staff costs were to be reclassified to Cost of Service. It is felt that these reclassifications more accurately reflect the nature and financial reporting of the Company. Consequently, staff costs for fiscal years 2014, 2013 and 2012 have been allocated to these new functions and to Cost of Service.

The reclassification of operating costs is material to the annual periods ended December 31, 2012, 2013, the interim periods therein, and to the interim periods within fiscal year 2014.

These expenses have been reclassified in the Consolidated Statements of Operations for fiscal years 2013 and 2012 to conform to the current period presentation.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and ET BOSS &IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the twelve month period ended December 31, 2014 and 2013, the Company capitalized $4,674,199 and $3,505,742, respectively.

Product Development costs for the twelve months ended December 31, 2014 and 2013 were $7,228,663 and $6,091,484, respectively, an increase of $1,137,179 or 19%. The increase is due to the expansion of our product development capabilities.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and Marketing expenses for the twelve months ended December 31, 2014 and 2013 were $2,393,676 and $3,139,015, respectively, a decrease of $745,339 or 24%. The decrease is due to a more focused marketing program approach.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and Administrative expenses for the twelve months ended December 31, 2014 and 2013 were $12,602,601 and $15,062,640, respectively, a decrease of $2,460,038 or 16%. The decrease is mainly due to share and option granting to management, in comparison to 2013.

Share-based compensation

Share-based compensation is comprised of:

·	the expensing of the options granted under the 2008 Plan to staff and management;
·	the expensing of the shares issued under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;
·	the expensing of restricted shares issued for consultancy services.

For fiscal 2014 and 2013, we recognized share-based compensation expense of $3,888,275 and $8,515,391, respectively, a decrease of $4,627,116 or 54%. The decrease is mainly due to decreased or vesting of share and option to management, in comparison to 2013.

In the following table we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	2014	2013
Cost of service	$968,155	$930,902
Product Development	1,771,808	1,869,844
Sales and Marketing	179,482	508,678
General and Administrative	968,830	5,205,967
Total	$3,888,275	$8,515,391

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2014 was $8,220,219, an increase of $1,618,973 or 25%, compared to $6,601,246 for the same period in 2013. The increase is primarily due to the reclassification of projects under construction into live functionalities for our worldwide platform and software capabilities, and the accelerated depreciation of certain assets groups.

Interest Income and Expense

Interest income for the twelve month periods ended December 31, 2014 and 2013 was $127,793 and $103,627, respectively. Interest income consists of interest received on bank balances.

Interest expense for the twelve month periods ended December 31, 2014 and 2013, was $1,240,590 and $1,064,999, respectively, an increase of $175,591 or 16%. Higher levels of interest expense were the result of the change of financing sources during 2014. Although we converted an existing note into shares during the month of July 2014 and also converted another existing note into equity for 50% of the principal, the new “Credit Facility’ which started November 17, 2014 has a higher principal value than the ones converted and/or repaid. Because the Credit Facility only started November 17, 2014 the three month period ended December 31, 2014 does not reflect a comparable future interest expense. See Notes 14 to 22 for more information. Also during fiscal 2014 we have been able to arrange capital lease financing which causes an increase of our interest expense compared to 2013.

Interest Expense Related to Debt Discount and Conversion Feature

For the twelve month periods ended December 31, 2014 and 2013, interest expenses related to debt discount and conversion feature were $3,935,839 and $2,069,649, respectively, an increase of $1,866,190 or 90%.

The increase in the twelve month periods ended December 31, 2014 and 2013 is due to the change of financing sources during 2014. We converted the affiliate note into equity by issuing additional warrants, which fair value was determined using Black Scholes, and amounted to $482,269. The conversion and early repayment of the non-affiliate note resulted in accelerated debt discount expensing and additional expensing of the exercise price adjustment.

Change in Fair Value of Conversion Feature

The change in the fair value of the conversion feature (related to the 8% Senior Secured Convertible Notes) for the twelve month periods ended December 31, 2014 and December 31, 2013 amounted to $0 and $232,267, respectively. The reason for the decrease is that the conversion feature was extinguished in June 2013 when the 8% Senior Secured Convertible Notes were repaid.

Change in Fair Value of Warrant Liabilities.

The change in the fair value of the remaining outstanding warrants (refer to Note 19) related to a registered direct public offering made by us in June 2013 was a loss of $(114,458) for the twelve months period ended December 31, 2014, compared to a gain of $479,322 for the same period in 2013.

Such changes were primarily due to the decreased value of our stock price, because this is one of the major variables of the valuation. The value of the warrants was determined by a third party valuation expert using a Monte-Carlo Simulation model.

Gain/(Loss) on extinguishment of debt

There is a net gain on extinguishment of debt amounting to $626,108 for the twelve months ended December 31, 2014, an increase of $2,631,208 or 131%, compared to the loss amounting to $2,005,100 for the twelve months ended December 31, 2013. A gain of $626,534 is a result of the management decision of discontinuing and liquidating the joint venture with the government incumbent telecom operator in Curacao, and the fact that the loan and accrued interest was forgiven (refer to Note 22). A minor loss was accounted for during 2014 for an amount of $426 relating to certain late legal fees for the finalization of extinguishment of debt which occurred in 2013.

Other Income and (Expense)

Other income & (expense) represents the change in fair value of the Euro denominated Convertible Notes due to revaluation and the tax accruals related to prior years.

In the twelve month period ended December 31, 2014, there is a gain of $176,981, an increase of $479,093 or 159%, compared to a loss of $(302,112) as of December 31, 2013. The increase is due to unrealized exchange rate losses and corporate tax adjustment of previous years.

Amortization of Deferred Financing Costs

Deferred financing cost relate to the 2013 10% Related Party Convertible Loan (see Note 14) and the 2013 10% 3rd Party Convertible Notes (see Note 16), and the related amortization amounted to $(507,595) for the twelve months ended December 31, 2014, an increase of $258,744 or 104%, compared to $(248,851) for the twelve months ended December 31, 2013. The increase is due to the accelerated amortization on loans received in 2013 and repaid and or converted in 2014 and the 2014 deferred financing costs related to the Credit Facility received in November 2014.

Provision (Benefit) Income taxes.

Income tax provision for the twelve month periods ended December 31, 2014 was $216,931, compared to an income tax benefit of $200,301 for the same period in 2013. The change is due to the 2013 adjustment that resulted in a benefit.

Net Loss

Net loss for the twelve months period ended December 31, 2014, was $21,861,917, a decrease of $3,645,155 or 14%, compared to the loss of $25,507,072 for the same period in 2013. The decrease in net loss is primarily due to the decrease in the loss from operations. While revenues grew to $20,356,447 by $904,643 or 5%, in the twelve month period ended December 31, 2014, in comparison with the same period in 2013; cost of service and operating expenses decreased to $37,133,833 by $3,149,849 or 8% in the twelve month period ended December 31, 2014, in comparison with the same period in 2013.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as part of other comprehensive (loss) Income, which amounted to a loss as of December 31, 2014 of $3,397,001, compared to a gain of $1,001,959 for the year ended December 31, 2013, an increase of $4,398,960 or 439%. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates in the reporting period, since our balance sheets position are largely denominated in Euro and are translated on balance sheet date.

Adjusted EBITDA (unaudited quarterly figures)

EBITDA (adjusted) 2013 - restated	Q1 2013	Q2 2013	Q3 2013	Q4 2013	2013
Net loss	$(5,494,308)	(9,122,457)	(4,306,780)	(6,583,527)	(25,507,072)
Provision for income taxes	-	-	41,500	(241,801)	(200,301)
Depreciation and amortization	1,319,988	1,836,231	1,543,687	1,901,340	6,601,246
Stock-based compensation	1,410,910	2,995,049	1,233,165	2,876,267	8,515,391
Changes in deferred revenue	395,122	120,771	1,544,864	313,882	2,374,639
Interest income and expenses	190,032	186,617	147,301	437,422	961,372
Interest expense related to debt discount and conversion feature	558,028	502,972	259,795	748,854	2,069,649
Changes in fair value of warrant liabilities	-	(346,016)	(173,334)	40,028	(479,322)
Change in fair value of conversion feature	139,792	(372,059)	-	-	(232,267)
Loss on extinguishment of debt	-	1,938,597	44,506	21,997	2,005,100
Other income & (expense)	-	-	-	302,112	302,112
Amortization of deferred financing costs	70,331	2,075	44,076	132,369	248,851
Adjusted EBITDA restated	(1,410,105)	(2,258,220)	378,780	(51,057)	(3,340,602)

EBITDA (adjusted) 2014 – restated	Q1 2014	Q2 2014	Q3 2014	Q4 2014*	2014
Net loss	$(5,221,705)	(6,450,203)	(5,246,687)	(4,943,322)	(21,861,917)
Provision for income taxes	135,437	(2,209)	(44,938)	128,641	216,931
Depreciation and amortization	2,008,214	1,928,392	1,900,251	2,383,362	8,220,219
Stock-based compensation	771,724	1,902,537	862,419	351,595	3,888,275
Changes in deferred revenue	809,561	1,727,530	3,217,974	2,868,895	8,623,960
Interest income and expenses	274,333	303,669	223,611	311,184	1,112,797
Interest expense related to debt discount and conversion feature	884,740	1,025,292	1,287,717	738,090	3,935,839
Changes in fair value of warrant liabilities	210,272	(38,948)	103,311	(160,177)	114,458
Loss on extinguishment of debt	426	-	(626,534)	-	(626,108)
Other income & (expense)	(3,390)	(68,008)	(301,199)	195,616	(176,981)
Amortization of deferred financing costs	136,367	113,090	73,789	184,349	507,595
Adjusted EBITDA restated	5,979	441,142	1,449,714	2,058,233	3,955,068

*	Q4 2014 not restated

Comparison of Years Ended December 31, 2013 and 2012

This discussion has been updated to conform to the current period’s presentation, and reflect the effect of the restatement and cost reclassifications.

Revenue for the twelve month periods ended December 31, 2013 and 2012, was $19,451,804 and $29,202,188, a decrease of $9,750,384 or 33%. The continued and expected market decline of landline based telecommunications caused our legacy landline business to decrease, from $17,489,742 to $3,626,251, a decrease of $13,863,491 or 79%.

The decrease in landline business was off-set by the increase in revenues of our mobile and security solutions business in the twelve month periods ended December 31, 2013 and 2012, of $15,825,533 and $11,712,446, respectively, by $4,113,107 or 35%. The increase in our mobile and security solutions business is mainly due to the increasing revenues of new and existing customers.

	2013	2012
	(restated)
Landline Services	$3,626,251	$17,489,742
Mobile and security solutions	15,825,553	11,712,446
Total Revenue	$19,451,804	$29,202,188

Cost of Service

Cost of service includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services, and the Cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including share-based expenses and the cost of subcontractors. Cost of service excludes depreciation and amortization.

Cost of service for the twelve month period ended December 31, 2013 and 2012 were $9,389,298 and $23,002,961, a decrease of $13,613,664 or 59%. This decrease is primarily attributable to the decline in our legacy landline service solution.

Gross margin (excluding depreciation and amortization) as a percent of the total revenue was 52% and 21% for the twelve month periods ended December 31, 2013 and 2012, respectively.

	2013	2012
	(restated)
Revenues	$19,451,804	$29,202,188
Cost of service (exclusive of depreciation and amortization)	9,389,297	23,002,961
Gross margin (excluding depreciation and amortization)	$10,062,507	$6,199,227

New composition of the function Selling, General and Administrative Expenses after the Reclassification

Following the transition from the Company’s Landline service to Mobile and Security solution offerings, the Company has evaluated in 2014 the structure of the two line items ‘Cost of service’ and ‘Selling, General and Administrative’, and reviewed all staff costs to determine which costs were directly attributable to the generation of revenue, and concluded that certain costs related to product development should be reclassified.

The line item SG&A included all of the Company’s staff related cost, including non-cash compensation. Management concluded that the SG&A should be categorized by functions of Product Development, Sales and Marketing and General and Administrative and that certain staff costs were to be reclassified to Cost of Service. It is felt that these reclassifications more accurately reflect the nature and financial reporting of the Company. Consequently, staff costs for fiscal years 2013 and 2012 have been allocated to these new functions and to Cost of Service.

The reclassification of operating costs is material to the annual periods ended December 31, 2012, 2013, the interim periods therein, and to the interim periods within fiscal year 2014.

These expenses have been reclassified in the Consolidated Statements of Operations for fiscal years 2013 and 2012 to conform to the current period presentation.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, the costs of our test data center and the costs incurred in the development of the Company’s services which are expensed as incurred. Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s network operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors.

Product Development costs for the twelve months ended December 31, 2013 and 2012 were $6,091,484 and $6,803,509, respectively, a decrease of $712,025 or 10%. The increase is due to the expansion of our product development capabilities.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and Marketing expenses for the twelve months ended December 31, 2013 and 2012 were $3,139,015 and $3,706,975, respectively, a decrease of $567,960 or 15%. The decrease is due to a more focused marketing program approach.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based expenses, for non-employee directors, finance and accounting, legal, internal audit, human resources personnel, legal costs, professional fees and other corporate expenses.

General and Administrative expenses for the twelve months ended December 31, 2013 and 2012 were $15,062,640 and $11,492,160, respectively, an increase of $3,570,480 or 31%. The increase is mainly due to more non-cash share and option granting for management in 2013, in comparison to 2012.

Share-based compensation

Share-based compensation is comprised of:

·	the expensing of the options granted under the 2008 Plan to staff and management;
·	the expensing of the shares issued under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;
·	the expensing of restricted shares issued for consultancy services.

For fiscal 2013 and 2012, we recognized share-based compensation expense of $8,515,391 and $6,302,141, respectively, an increase of $2,213,250 or 35%. The increase is because consultants were granted options in 2013 but not in 2012.

In the following table we show the allocation of share-based compensation to the new functions in the Consolidated Statement of Comprehensive Loss:

	2013	2012
Cost of service	$930,902	$1,227,423
Product Development	1,869,844	2,202,436
Sales and Marketing	508,678	781,260
General and Administrative	5,205,967	2,091,022
Total	$8,515,391	$6,302,141

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

For the year ended December 31, 2013 and 2012, interest income $103,627 and $248,017, respectively. Interest income consisted of interest received on bank balances.

Interest expense for the years ended December 31, 2013 and December 31, 2012 was $1,064,999 and $780,852, respectively. Interest expense increased by $284,147, or 36% in 2013 compared to 2012. Higher levels of interest expense in 2013 were the result of convertible notes issued in 2013 to an affiliate investor and an accredited investor. See Item 8, Note 14 and 15 to the Financial Statements for more information.

As of December 31, 2013 and 2012, interest expenses related to debt discount and conversion feature were $2,069,649 and $1,089,126, respectively. Interest expenses related to debt discount and conversion features increased by $980,523 or 90%. This increase was due to the convertible notes issued in 2013. See Notes 14 and 16 to the Financial Statements for more information.

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

Net Loss. Net loss for the year ended December 31, 2013, net loss was $25,507,072, an increase of $2,375,136 or 10%, compared to $23,131,936 from the year ended December 31, 2012. The increase in loss was due to the decreased revenues from our landline business. General and Administrative expenses for the year ended December 31, 2013 increased by $3,570,480 or 31%, compared to $11,492,160 for the year ended December 31, 2012. Depreciation and amortization of intangibles assets for the year ended December 31, 2013 increased by $890,850 or 16%, from $5,710,396 for the year ended December 31, 2012. Other expenses for the year ended December 31, 2013 increased by $3,456,508 or 267%, compared to $1,328,987 for the year ended December 31, 2012. The reason for the increase was due to higher interest expense, higher interest expense related to debt discount and conversion feature, revaluation of euro based loans and the loss on extinguishment of debt.

Other Comprehensive (Loss). We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to gains of $1,001,959 and $411,205 for the years ended December 31, 2013 and December 31, 2012, respectively. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $21,861,917 and $25,507,072 (as adjusted) for the twelve month periods ended December 31, 2014 and 2013, and had an accumulated deficit of $250,629,296 as of December 31, 2014.

On November 17, 2014 (the “Closing Date”), the Company and certain of its subsidiaries entered into a term loan credit agreement with Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a twelve million dollar term loan facility (the “Term Loan Facility”) with an advance of $10,000,000 made on Closing Date. The Term Loan Facility will mature on December 31, 2017. An amount of $3,114,066 (€2,498,849) of these proceeds has been used to repay the then outstanding principal and accrued interest of the 10% 3rd Party Convertible Note as existent in November 2014. The remaining $2,000,000 of the loan was held back subject to the Company fulfilling post-closing obligations. In January 2015 the Company fulfilled the post-closing conditions and received the remaining $2,000,000.

In 2014 the Company improved its cash generating activities compared with the year before. However, due to the very strong buildup of accounts receivable in the fourth quarter with one of its customers the Company ultimately showed a net cash used in operating activities of $2.1 million instead of what would have been a positive cash flow for the year 2014.

As a result of the events described in the subsequent events footnote, including the associated buildup of accounts receivable the Company is in discussions with Atalaya Administrative LLC to discuss the AT&T/Iusacell settlement compensation, including payment of the receivables. The Company anticipates resolution in the near future. The Company has also initiated a reorganization plan in order to ensure that sufficient funds will be available for the Company to continue to carry out is business plans. However, there can be no assurance that the outcome will be successful as the Company expected. In case the outcome falls short of the Company’s expectations, the Company will need to conduct financing and/or further scale back its operations. Even though the Company has been successful in the past to arrange for sufficient liquidity for the Company, the above conditions raise substantial doubt as to Company’s ability to continue as a going concern.

Operating activities

Net cash used in operating activities, for the twelve month period ending December 31, 2014 versus the prior year, reduced from $(5,967,686) to $(2,102,935), which is a decrease of $3,864,751 or 65%. The decrease in cash used is mainly caused by the strong increase in revenues from the mobile and security solutions. Net cash used for operating activities in 2012 was $8,799,272.

Net cash used in operating activities for the year ended December 31, 2014 was negatively affected by increased deferred revenues and accounts receivable, as a result of the restatement, and also due to having reduced the accounts payable debt that was built-up in earlier periods. These effects, combined with other working capital changes, resulted in cash used by changes in operating assets and liabilities of $3,878,275 for 2014.

Investing activities

Net cash used in investing activities for year ended December 31, 2014 was $7,987,925 an increase of $1,926,214 or 32%, compared to $6,061,711 in 2013. The higher net cash used in investing activities in 2014, in comparison with 2013 and 2012, was primarily attributable to a higher level of equipment and software purchase in 2014 compared to 2013.

Financing activities

Net cash received by financing activities for the year ended December 31, 2014 was $10,775,048, compared to $12,280,154 and $7,481,061 for the year ended December 31, 2013 and December 31, 2012, respectively. See Notes 15 to 22 of the Financial Statements for more information.

As a result of the above activities, we had a cash and cash equivalents balance of $1,904,160 as of December 31, 2014, a net increase in cash and cash equivalents of $651,845 since December 31, 2013.

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

Contractual obligations

The following table summarizes the payments due by fiscal year for our outstanding commercial obligations as of December 31, 2014.

Contractual obligations	Payments due by period (USD)
	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$13,750,515	$-	$12,131,914	$141,750	1,476,851
Capital lease (b)	1,883,540	-	1,883,540	-	-
Operating lease (c)	687,389	661,688	25,701	-	-
Purchase obligations (d)	867,747	867,747	-	-	-
Other long-term liabilities (e)	3,085,726	-	2,524,768	560,958	-
Total	$20,274,917	$1,529,435	$16,565,923	$702,708	$1,476,851

(a)	See Note 15 of the Financial Statements for more information;
(b)	These amounts represent financing arrangements with vendors to acquire equipment and licenses. These trade arrangements contain maturity periods ranging from two to three years, and interest rates between 8.65% and Euribor (3M) +1.5% at different foreign exchange rates. See Note 20 of the Financial Statements for more information.
(c)	These amounts represent undiscounted future minimum rental commitments under non-cancellable facilities leases.
(d)	These amounts represent purchase commitments that have not been recorded yet in the general ledger.
(e)	These amounts represent rental expense for co-locations, interconnect and Network, service and support agreements and insurance contracts.

Application of Critical Accounting Policies and Estimates

Revenue Recognition and Deferred Revenue

Revenue represents amounts earned for (non-software) arrangements consisting of hosting subscriptions for mobile and security solutions. We also offer customer support and professional services related to implementing and supporting our suite of applications. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Hosting subscriptions provide customers access to our software on a subscription basis, and support services (e.g. Network operating costs and second line helpdesk) related to those arrangements. Hosting subscriptions are recognized ratably over the contract term commencing with the date our service is made available to customers and when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.  Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied.

Beginning in 2013, when our business was transitions form the landline business to the mobile and security solutions business, the Company entered multiple element arrangements which are accounted in accordance with ASC 605-25 “Revenue Recognition-Multiple Element Arrangements”.

The elements in a multiple element arrangement are identified and are separated into separate units of accounting when both of the following criteria are met: The delivered item or items have value to the customer on a stand-alone basis, meaning the delivered item or items have value on a standalone basis if it sold separately by any vendor or the customer could resell the delivered item or items on a stand-alone basis. And if the arrangement includes a general right of return related to the delivered item, delivery or performance of the undelivered item or items are considered probably and substantially in the control of the Company. Total consideration of a multiple-element arrangement is then allocated using the relative selling price method using the hierarchy prescribed in ASC 605-25. In accordance with that hierarchy if fair value of the vendor specific objective evidence (VSOE) or, third-party evidence (TPE) does not exist for the element, then the best estimated selling price (BESP) is used.

Since the Company does not have neither VSOE nor TPE the Company determines BESP for all deliverables in their hosting arrangements. In determining the BESP, the Company considers multiple factors which include, and are not limited to, the following: i) gross margin objectives and internal costs for services; ii) pricing practices, market conditions, iii) competitive landscape and iv) growth strategy .

Accordingly, management’s judgment is applied regarding, among other aspects, conformance with acceptance criteria and if delivery of services has occurred and the degree of completion.

In the paragraphs below we explain the revenue recognition policy for each element.

For the mobile solutions services the Company recognizes revenues from customers accessing our cloud-based application suite in two different service offerings, namely managed services and bundled services.

For managed services, revenues are recognized for network administration services provided to end users on behalf of Mobile Network Operators (MNO) and virtual Mobile Network Operators (MVNO’s). Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, the Company provides both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air time and calculated based on a pre-determined service fee. Technical services that meet the criteria to be separated as a separate unit of accounting are recognized as the services are performed. Otherwise they are deferred and recognized over the contract term.. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time.

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

Telecommunication revenues were recognized when delivery occurred based on a pre-determined rate and number of user minutes and number of calls that the Company has managed in a given month.

Professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Revenue for professional and consulting services in connection with an implementation or implantation of a new customer that is deemed not to have stand-alone value is recognized over the contractual period commencing when the subscription service is made available to the customer. Revenue from other professional services that provide added value such as new features or enhancements to the platform, are deferred and begin revenue recognition when the feature is activated over the longer of the estimated customer life or contract term

Our consideration of whether our hosted solutions and the associated professional services/consulting or other services are to be accounted separately or as one combined element of the arrangement includes the following:

•	professional services/consulting for implementation and integration, are not deemed to have standalone value, or
•	professional services related to optional services engagements that are not essential to the functionality of our core platform and optional services arrangements, and are considered to have standalone value.

Cost of service and Operating Expenses

Cost of service includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services, and the cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including share-based expenses and the cost of subcontractors. Cost of service excludes depreciation and amortization.

Prior to December 31, 2012, all staff costs were included in the line item “Selling, General and Administrative” (SG&A). Management analyzed in fiscal 2014 the structure and composition of staff costs (cash and non-cash) and operating costs in general, in order to identify all costs which could be considered directly attributable to the generation of revenue, following the transition process from the Landline business to the Mobile and Security Services business that started in 2012 and completed in 2014. Management concluded that certain staff costs should be reclassified to Cost of Service. Furthermore, the SG&A cost was reclassified by functions: Product Development, Sales and Marketing and General and Administrative. Staff costs for fiscal years 2014, 2013 and 2012 have been reallocated accordingly to conform to the current period presentation.

The reclassification of operating costs is not material to the annual periods ended December 31, 2012, 2013, the interim periods therein, or to the interim periods within fiscal year 2014. Therefore the Company believes that it is not necessary to amend prior filings since such reclassification has no impact on the reported Loss from Operations or Net Loss for any of the periods ended December 31, 2012, 2013, and the interim periods therein.

Share-based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718 “Compensation-Stock Compensation”, using the prospective approach. As a result, we recognize share-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain share options that were exercised with convertible notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, share-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally three years), which we have elected to amortize on a straight-line basis.

For both the long term contractors and advisory board members, we recognize the guidance for share-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” ("ASC 505-50"). Under ASC 505-50, we determine the fair value of the options or share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Share-based compensation (cash and non-cash) related to equity plans for employees and non-employee directors is included within our cost of revenues and operating expenses.

Business Combinations

We generally recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree at their fair values as of the date of acquisition, under the purchase method of accounting. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet.

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

Intangible Assets and Impairment of long Lived Assets

In accordance with ASC 350, intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 350, on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. This is a critical accounting policy because of the judgement and estimates involved.

Impact of Accounting Pronouncements

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

In April 2014, the FASB issued ASU-2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements – Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The ASU redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographic area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals of components classified as held for sale in periods on or after December 15, 2014. The adoption of this standard did not have a material effect on the Company´s financial statements.

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA

In order to provide investors additional information regarding our financial results, the Company is disclosing Adjusted EBITDA, a non-GAAP financial measures. Adjusted EBITDA is defined as earnings before income and income taxes, depreciation and amortization, share-based compensation, changes in deferred revenue, income interest and expenses, expenses from derivative accounting, such as debt discount and conversion feature expensing, changes in fair value of the conversion feature and warrant liabilities, amortization of deferred financing cost, loss on extinguishment of debt, and impairments of related party loans. Adjusted EBITDA further eliminates share-based compensation. Adjusted EBITDA is designed to show a measure of the Company’s operating performance. The Company uses Adjusted EBITDA because it removes the impact of items not directly resulting from the Company’s core operations, allowing the Company to better assess whether the elements of the Company’s growth strategy are yielding the desired results. Accordingly, the Company believes that Adjusted EBITDA provide useful information for investors and others which allow them to better understand and evaluate the Company’s operating results. A reconciliation of Net Loss to Non-GAAP Adjusted EBITDA, for each of the periods indicated, is as follows:

EBITDA (adjusted) - restated	2014	2013	2012
Net loss	$(21,861,917)	$(25,507,072)	$(23,131,936)
Provision for income taxes	216,931	(200,301)	289,136
Depreciation and amortization	8,220,219	6,601,246	5,710,396
Share-based compensation	3,888,275	8,515,391	6,302,141
Changes in deferred revenue	8,623,960	2,374,639	114,673
Interest income and expenses	1,112,797	961,372	532,835
Interest expense related to debt discount and conversion feature	3,935,839	2,069,649	1,089,126
Changes in fair value of warrant liabilities	114,458	(479,322)	-
Change in fair value of conversion feature	-	(232,267)	(2,387,326)
Loss on extinguishment of debt	(626,108)	2,005,100	-
Impairment of related party loans	-	-	1,060,784
Other income & (expense)	(176,981)	302,112	-
Equity on earnings of unconsolidated joint venture	-	-	501,776
Amortization of deferred financing costs	507,595	248,851	531,792
Adjusted EBITDA restated	$3,955,068	$(3,340,602)	$(9,386,603)

Adjusted EBITDA (as reported previously)		$(2,339,784)	$(9,501,276)

Variance between previous reported and restated		(1,000,818)	$114,673

* in prior years the company did not include deferred revenue in its reconciliation table of adjusted ebitda since the deferred revenue constituted only a minor component in the Company’s revenues. Following the changed revenue recognition policies to multiple element accounting, the deferred revenue has become a large factor which we feel should be an adjusting item to the table.

* Previous adjusted EBITDA definition did not include ‘changes in deferred revenue’

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

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Elephant Talk Communications Corp.

We have audited the accompanying consolidated balance sheet of Elephant Talk Communications Corp. (the “Company”) as of December 31, 2014, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Communications Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has accumulated deficit of $251 million and continues to generate negative operating cash flows. In addition, as more fully discussed in Note 34, the Company was notified by its lender effective March 18, 2015 that settlement discussions related to the pending termination of its contract with Iusacell constitute an event of default under the Credit Agreement. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Elephant Talk Communications Corp.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated April 1, 2015 expressed an opinion that Elephant Talk Communications Corp. had not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Los Angeles, California

April 1, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Elephant Talk Communications Corp.

We have audited Elephant Talk Communications Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Elephant Talk Communications Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in internal controls over financial reporting relating to accounting for multiple-element revenue arrangements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated April 1, 2015 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Elephant Talk Communications Corp.has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Elephant Talk Communications Corp. as of December 31, 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended and our report dated April 1, 2015 expressed an unqualified opinion.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Los Angeles, California

April 1, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Elephant Talk Communications Corp.

We have audited the accompanying consolidated balance sheet of Elephant Talk Communications Corp. (“Company”) as of December 31, 2013 (restated) and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2013 (restated) and the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Communications Corp. at December 31, 2013 (restated), and the results of its operations and its cash flows for the year ended December 31, 2013 (restated) and the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 35 to the consolidated financial statements, the 2013 financial statements have been restated to correct a misstatement in the area of revenue recognition and reclassifications of financial statement line items.

The accompanying consolidated financial statements as of and for the year ended December 31, 2013 were prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2013, the Company had suffered recurring losses from operations, had an accumulated deficit as of December 31, 2013 of $225.4 million and continued to generate negative cash flows. These factors, among others discussed in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2013 raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters were also described in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2013.

The consolidated financial statements do not include any adjustments that might result from this uncertainty.

/s/ BDO USA, LLP

Los Angeles, California

March 31, 2014, except for Note 35 which is as of April 1, 2015

ELEPHANT TALK COMMUNICATION CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2014 AND 2013

	December 31,	December 31,
	2014	2013
		(restated)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,904,160	$1,252,315
Financing receivable	2,000,000	-
Restricted cash	312,935	191,600
Accounts receivable, net of an allowance for doubtful accounts of $0 and $7,693 at December 31, 2014 and December 31, 2013 respectively	8,877,213	5,094,847
Prepaid expenses and other current assets	2,478,681	2,254,213
Total current assets	15,572,989	8,792,975

NON-CURRENT ASSETS

OTHER ASSETS	1,600,335	1,412,408

PROPERTY AND EQUIPMENT, NET	19,319,202	19,786,122

INTANGIBLE ASSETS, NET	5,076,208	8,670,677

GOODWILL	3,352,264	3,773,226

TOTAL ASSETS	$44,920,998	$42,435,408

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$433,366	$391,436
Accounts payable and customer deposits	1,856,014	2,586,662
Obligations under capital leases (current portion)	1,831,050	1,302,838
Deferred Revenue	8,813,385	271,767
Accrued expenses and other payables	4,061,652	4,961,303
Loans payable	962,269	962,654
2014 10% + libor 3rd Party Loan (net of OID of $798,894 at December, 2014)	11,201,106	-
10% Related Party Loan (net of Debt Discount of $1,719,585 at December 31, 2013)	-	1,033,719
Total current liabilities	29,158,842	11,510,379

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $726,695 at December, 2013)	-	4,779,913
Warrant liabilities	2,087,992	1,973,534
Non-current portion of obligation under capital leases	272,460	845,529
Other long term loan	354,880	-
Non-current portion of deferred revenue	2,434,257	2,364,389
Loan from joint venture partner	-	602,047
Total long term liabilities	5,149,589	10,565,412

Total liabilities	34,308,431	22,075,791

Commitments and Contingencies (See Notes)

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 154,671,258 issued and outstanding as of December 31, 2014 and 140,466,801 shares issued and outstanding as of December 31, 2013	264,359,674	248,712,321
Accumulated other comprehensive income (loss)	(3,127,132)	269,869
Accumulated deficit	(250,629,296)	(228,767,379)
Elephant Talk Communications, Corp. stockholders' equity	10,603,246	20,214,811

NON-CONTROLLING INTEREST	9,321	144,806
Total stockholders' equity	10,612,567	20,359,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,920,998	$42,435,408

The accompanying notes are an integral part of these consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
		restated
		Note 35
REVENUES	$20,356,447	$19,451,804	$29,202,188

COST AND OPERATING EXPENSES
Cost of service	6,688,674	9,389,297	23,002,961
Product development	7,228,663	6,091,484	6,803,509
Sales and marketing	2,393,676	3,139,015	3,706,975
General and administrative	12,602,601	15,062,640	11,492,160
Depreciation and amortization of intangibles assets	8,220,219	6,601,246	5,710,396
Total cost and operating expenses	37,133,833	40,283,682	50,716,001

LOSS FROM OPERATIONS	(16,777,386)	(20,831,878)	(21,513,813)

OTHER INCOME (EXPENSE)
Interest income	127,793	103,627	248,017
Interest expense	(1,240,590)	(1,064,999)	(780,852)
Interest expense related to debt discount and conversion feature	(3,935,839)	(2,069,649)	(1,089,126)
Change in fair value of conversion feature	-	232,267	2,387,326
Impairment of related party loans	-	-	(1,060,784)
Net loss from joint venture	-	-	(501,776)
Changes in fair value of warrant liabilities	(114,458)	479,322	-
Gain / (Loss) on Extinguishment of Debt	626,108	(2,005,100)	-
Other income & (expense), net	176,981	(302,112)	-
Amortization of deferred financing costs	(507,595)	(248,851)	(531,792)
Total other income (expense)	(4,867,600)	(4,875,495)	(1,328,987)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(21,644,986)	(25,707,373)	(22,842,800)
(Benefit) / provision for income taxes	216,931	(200,301)	289,136
NET LOSS	(21,861,917)	(25,507,072)	(23,131,936)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(3,397,001)	1,001,959	411,205
COMPREHENSIVE LOSS	$(25,258,918)	$(24,505,113)	$(22,720,731)

Net loss per common share and equivalents - basic and diluted	$(0.15)	$(0.20)	$(0.21)

Weighted average shares outstanding during the period - basic and diluted	147,700,233	126,259,634	111,322,029

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Description	Common Shares	Common Amount	Other comprehensive income (loss)	Accumulated Deficit	Total stock- holders Equity (Deficit)
Balance - December 31, 2011	110,525,231	$216,188,899	$(1,143,295)	$(180,128,371)	$34,917,233
Shares issued for warrant exercises	595,000	650,000	-	-	650,000
Shares issued for employee stock option exercises	464,972	519,425	-	-	519,425
Shares issued for board & management compensation	499,121	1,144,498	-	-	1,144,498
Shares issued for acquisitions	134,046	300,272	-	-	300,272
Shares returned by former CFO	(300,000)	-	-	-	-
Shares to be issued	-	50,100	-	-	50,100
Amortization of Stock Options expense	-	5,220,793	-	-	5,220,793
Expenses attributable to share issuances	-	(79,642)	-	-	(79,642)
Warrant solicitation fee	-	(28,438)	-	-	(28,438)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	411,205	-	411,205
Net Loss	-	-	-	(23,131,936)	(23,131,936)
Balance - December 31, 2012	111,918,370	$223,965,907	$(732,090)	$(203,260,307)	$19,973,510
Shares issued for warrant exercises	5,596,459	3,200,590	-	-	3,200,590
Shares issued for employee stock option exercises	809,737	529,648	-	-	529,648
Shares issued for board & management compensation	775,985	758,964	-	-	758,964
Shares issued for acquisitions	1,250,000	1,455,000	-	-	1,455,000
Shares issued to consultants	200,000	152,000	-	-	152,000
Shares issued for rental termination settlement	400,000	468,000	-	-	468,000
Shares issued for 2013 SPA	17,425,621	12,000,000	-	-	12,000,000
Shares issued for Small SPA	250,000	225,000	-	-	225,000
Shares issued for conversion of cancelled loan	1,840,631	1,306,848	-	-	1,306,848
Shares to be issued	-	(323,987)	-	-	(323,987)
Amortization of Stock Options expense	-	7,764,830	-	-	7,764,830
Expenses attributable to share issuances	-	(790,498)	-	-	(790,498)
FMV warrants issued in relation to SPA closings and classified as Warrant Liability	-	(5,636,315)	-	-	(5,636,315)
FMV of warrants issued classified as Debt Discount	-	1,398,121	-	-	1,398,121
FMV of Conversion Rights classified as Debt Discount	-	1,105,809	-	-	1,105,809
FMV of Beneficial Conversion Feature classified as Debt Discount	-	1,132,404	-	-	1,132,404
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	1,001,959	-	1,001,959
Net Loss	-	-		(25,507,072)	(25,507,072)
Balance - December 31, 2013 (restated)	140,466,801	$248,712,321	$269,869	$(228,767,379)	$20,214,811
Shares issued for warrant exercises	5,782,700	3,993,677	-	-	3,993,677
Shares issued for employee stock option exercises	621,638	469,208	-	-	469,208
Shares issued for board & management compensation	443,625	533,573	-	-	533,573
Shares issued for acquisitions	-	-	-	-	-
Shares issued to consultants	300,000	271,350	-	-	271,350
Shares issued for conversion of the BM Note	4,238,501	3,791,541	-	-	3,791,541
Shares issued for conversion of the Saffelberg Note	2,817,993	2,312,334	-	-	2,312,334
Shares to be issued	-	(18,075)	-	-	(18,075)
Amortization of Stock Options expense	-	3,228,939	-	-	3,228,939
Expenses attributable to share issuances	-	(206,340)	-	-	(206,340)
FMV of warrants issued classified as Debt Discount	-	1,271,146	-	-	1,271,146
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	(3,397,001)	-	(3,397,001)
Net Loss	-	-		(21,861,917)	(21,861,917)
Balance - December 31, 2014	154,671,258	$264,359,674	$(3,127,132)	$(250,629,296)	$10,603,246

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
		restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,861,917)	$(25,507,072)	$(23,131,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,220,219	6,601,246	5,710,396
Provision for doubtful accounts	17,410	22,005	117,394
Share-based compensation	3,888,275	8,515,391	6,302,141
Change in fair value of conversion feature	-	(232,267)	(2,387,326)
Change in fair value of warrant liability	114,458	(479,322)	-
Amortization of deferred financing costs	507,595	248,851	531,792
Interest expense relating to debt discount and conversion feature	3,935,839	2,069,649	1,089,126
Unrealized foreign currency translation gain (loss)	(176,981)	302,112	-
(Profit) / Loss on Extinguishment of Debt	(626,108)	2,005,100	-
Net loss from joint venture	-	-	501,776
Loans to related party impairment charge	-	-	1,060,784
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	-	1,052,257	(1,040,074)
Decrease (increase) in accounts receivable	(4,464,754)	799,269	1,292,883
Decrease (increase) in prepaid expenses, deposits and other assets	(94,528)	(465,026)	(247,443)
Increase (decrease) in accounts payable and customer deposits	(565,040)	(3,415,032)	272,500
Increase (decrease) in deferred revenue	8,623,960	2,374,639	114,673
Increase (decrease) in accrued expenses and other payables	378,637	140,514	1,014,042
Net cash (used in) operating activities	(2,102,935)	(5,967,686)	(8,799,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,851,460)	(5,898,169)	(2,224,923)
Cash received from acquisition of subsidiary	-	-	36,188
Impairment of related party loans	-	-	(1,060,784)
Loan to joint venture party	-	-	(146,496)
Cash paid for 100% acquisition of subsidiary	(36,465)	-	(146,496)
Loan to third party	(100,000)	(163,542)	(111,023)
Net cash used in investing activities	(7,987,925)	(6,061,711)	(3,653,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from November 2014 10% + libor 3rd Party Loan, net of OID	11,620,000	-	-
Proceeds from 12% Unsecured Loan from Related Party	-	1,290,790	-
Proceeds from Share Purchase Agreement – Unregistered securities	-	225,000	-
Proceeds from Share Purchase Agreement - Registered direct	-	7,500,000	-
Proceeds from Share Purchase Agreement Related Party	-	4,500,000	-
Proceeds from 10% Affiliate Loan	-	2,652,600	-
(Repayments)/Proceeds from 10% 3rd Party Loan	(2,492,400)	5,305,200	-
Proceeds from 8% Convertible Note, net of OID	-	-	8,000,000
Financing receivable	(2,000,000)	-	(2,273,720)
Financing related fees	(815,437)	-	(543,437)
(Payments on) proceeds from convertible note installment payments and interest	-	(8,642,149)	1,531,293
Exercise of warrants & options	4,462,885	581,142	1,081,925
Cash from Escrow account for principal and interest payments on 8% Convertible Notes	-	742,427	-
Trade note payable	-	(512,732)	(315,000)
Payment of placement & solicitation fees	-	(1,362,124)	-
Net cash provided by financing activities	10,775,048	12,280,154	7,481,061

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(32,343)	(231,710)	195,437
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	651,845	19,047	(4,776,308)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	1,233,268	6,009,576
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,904,160	$1,252,315	$1,233,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$954,123	$745,096	$504,718
Increase in Share Capital due to Telnicity Acquisition	-	1,180,000	578,357
Increase in Share Capital for third party settlement	271,350	468,000	342,006
Cash paid during the period for income taxes	56,881	45,930	15,858
Purchase of property and equipment under capital lease agreements	-	2,620,182	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Reclassifications

The Company underwent a transition process starting 2012 moving from the Landline business to the Mobile and Security services business. In 2014, the Company re-evaluated the composition of the Cost of revenues and Selling, General and Administrative function, reviewed all staff costs to determine which costs were directly attributable to the generation of revenue, and concluded that certain costs related to product development should be reclassified.

As a consequence, the Company has reclassified certain staff costs included in SG&A to Cost of Service, and also it disaggregated the function SG&A into Selling and Marketing, General and Administrative and Product Development. The reclassification of operating costs are material to the annual periods ended December 31, 2012, 2013, the interim periods therein, or to the interim periods within fiscal year 2014 and are included in the restatement in Note 35. These expenses have been reclassified in the Consolidated Statements of Operations for fiscal years 2013 and 2012 to conform to the current period presentation (See Note 35 for the restatement).

Note 2. Business and Summary of Significant Accounting Policies

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

Financial Condition

As reflected in the accompanying consolidated financial statements the Company incurred net losses of $21,861,917 and cash flow deficits from operations of $2,102,935 for the year ended December 31, 2014, and had an accumulated deficit of $250,629,296 as of December 31, 2014.

With cash and cash equivalents at December 31, 2014 of $1,904,160, proceeds from the financing receivable of $2,000,000 received in January 2015 and the improvement of net cash used in operating activities, the Company believes that it can carry out our operational plans for the coming 12 months. For the longer term growth of the Company it will need to continue to attract financing in order to finance or lease our capital expenditures.

In 2014 the Company improved its cash generating activities compared with the year before. However, due to the very strong buildup of accounts receivable in the fourth quarter with one of its customers the Company ultimately showed a net cash used in operating activities of $2.1 million instead of what would have been a positive cash flow for the year 2014.

As a result of the events described in the subsequent events footnote, including the associated buildup of accounts receivable the Company is in discussions with Atalaya Administrative LLC to discuss the AT&T/Iusacell settlement compensation, including payment of the receivables. The Company anticipates resolution in the near future. The Company has also initiated a reorganization plan in order to ensure that sufficient funds will be available for the Company to continue to carry out is business plans. However, there can be no assurance that the outcome will be successful as the Company expected. In case the outcome falls short of the Company’s expectations, the Company will need to conduct financing and/or further scale back its operations. Even though the Company has been successful in the past to arrange for sufficient liquidity for the Company, the above conditions raise substantial doubt as to Company’s ability to continue as a going concern.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Elephant Talk Communications Corp. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). All intercompany transactions and account balances have been eliminated in consolidation. The Company’s subsidiaries are:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries Elephant Talk Communications Luxembourg SA, Elephant Talk Communications Italy S.R.L., ET-Stream GmbH, Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Morodo Group Ltd., Elephant Talk Belgium BVBA, and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;
•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH, Elephant Talk Communication (Europe) GmbH and the subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;
•	Elephant Talk Telecomunicação do Brasil LTDA, is owned 90% by Elephant Talk Europe Holding B.V. and 10% by Elephant Talk Communication Holding AG;
•	Elephant Talk Europe Holding B.V.’s majority (100%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., and its majority owned (99%) Elephant Talk Bahrain W.L.L.;
•	its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC and 100% owned Elephant Talk Communications France S.A.S.;
•	its wholly-owned subsidiary Elephant Talk North America, Corp;
•	its wholly-owned subsidiary ValidSoft Limited (Ireland) and its wholly-owned subsidiary ValidSoft UK Limited;
•	its wholly-owned subsidiary Elephant Talk Group International B.V., based in The Netherlands, and
•	Elephant Talk Europe Holding B.V.’s majority owned subsidiary (99,998%) ET de Mexico S.A.P.I. de C.V. and its majority owned subsidiary (99%) Asesores Profesionales ETAK S. de RL. de C.V.

Business combinations:

On April 1, 2013, the Company, through its subsidiary Elephant Talk North America Corp, entered into an asset purchase agreement to acquire most of the assets of Telnicity LLC, a company established in the US (see Note 9). The assets and operations are consolidated into the financials of the Company as of April 1, 2013. All intercompany balances and transactions are eliminated in consolidation.

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

Financing Receivables

The financing receivables reported as per December 31, 2014 relate to the securitization of assets and transfers of certain contracts of the 2014 10% Term Loan Agreement (see Note 15), were still pending to be finalized as of December 31, 2014. The Company agreed with the lender to withhold $2,000,000 from the total financing until certain post-closing conditions were met by the Company. On January 12th, 2015 the Company fulfilled the post-closing conditions upon which the financing receivable was fully released to the Company.

Restricted Cash

Restricted cash as of December 31, 2014 and 2013 was $312,935 and $191,600 respectively, and consists of cash deposited in blocked accounts as bank guarantees for national interconnection, wholesale agreements with telecom operators and a bid offer guarantee.

Accounts Receivables, Net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. The Company makes ongoing assumptions relating to the collectability of our accounts receivable. The accounts receivable amounts presented on our balance sheets include reserves for accounts that might not be collected. In determining the amount of these reserves, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. The Company’s reserves have generally been adequate to cover its actual credit losses. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves, the Company would increase its general and administrative expenses and increase its reported net losses. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease the Company’s general and administrative expenses and decrease its reported net losses. Allowances are recorded primarily on a specific identification basis. See Note 3 of the Financial Statements for more information.

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

Revenue Recognition and Deferred Revenue

Revenue represents amounts earned for (non-software) arrangements consisting of hosting subscriptions for mobile and security solutions. We also offer customer support and professional services related to implementing and supporting our suite of applications. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Hosting subscriptions provide customers access to our software on a subscription basis, and support services (e.g. network operating costs and second line helpdesk) related to those arrangements. Hosting subscriptions are recognized ratably over the contract term commencing with the date our service is made available to customers and when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.  Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied.

Beginning in 2013, when our business transitioned form the landline business to the mobile and security solutions business, the Company entered into multiple element arrangements which are accounted in accordance with ASC 605-25 “Revenue Recognition-Multiple Element Arrangements”

The elements in a multiple element arrangement are identified and are separated into separate units of accounting when both of the following criteria are met: The delivered item or items have value to the customer on a stand-alone basis, meaning the delivered item or items have value on a standalone basis if it sold separately by any vendor or the customer could resell the delivered item or items on a stand-alone basis. And if the arrangement includes a general right of return related to the delivered item, delivery or performance of the undelivered item or items are considered probably and substantially in the control of the Company. Total consideration of a multiple-element arrangement is then allocated using the relative selling price method using the hierarchy prescribed in ASC 605-25. In accordance with that hierarchy if fair value of the vendor specific objective evidence (VSOE) or, third-party evidence (TPE) does not exist for the element, then the best estimated selling price (BESP) is used. Since the Company does not have neither VSOE nor TPE the Company determines BESP for all deliverables in their Hosting arrangements. In determining the BESP, the Company considering multiple factors which include, and are not limited to, the following: i) gross margin objectives and internal costs for services; ii) pricing practices, market conditions, iii) competitive landscape and iv) growth strategy .

In accordance, management’s judgment is applied regarding, among other aspects, conformance with acceptance criteria and if delivery of services has occurred and the degree of completion.

In the paragraphs below we explain the revenue recognition policy for each element.

For the mobile solutions services the Company recognizes revenues from customers accessing our cloud-based application suite in two different service offerings, namely managed services and bundled services.

For managed services, revenues are recognized for network administration services provided to end users on behalf of Mobile Network Operators (MNO) and virtual Mobile Network Operators (MVNO’s). Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, the Company provides both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air time and calculated based on a pre-determined service fee. Technical services that meet the criteria to be separated as a separate unit of accounting is recognized as the services are performed. Otherwise they are deferred and recognized over the contract term.. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time.

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

Telecommunication revenues were recognized when delivery occurred based on a pre-determined rate and number of user minutes and number of calls that the Company has managed in a given month.

Professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Revenue for professional and consulting services in connection with an implementation or implantation of a new customer that are deemed not to have stand-alone value is recognized over the contractual period commencing when the subscription service is made available to the customer. Revenue from other professional services that provide added value such as new features or enhancements to the platform, are deferred and begin revenue recognition when the feature is activated over the longer of the estimated customer life or contract term

Our consideration of whether our hosted solutions and the associated professional services/consulting or other services are to be accounted separately or as one combined element of the arrangement includes the following:

•	professional services/consulting for implementation and integration, are not deemed to have standalone value, or

•	professional services related to optional services engagements that are not essential to the functionality of our core platform and optional services arrangements, and are considered to have standalone value.

Cost of Revenues and Operating Expenses

Cost of Service

Cost of service includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services, and the Cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including share-based expenses and the cost of subcontractors. Cost of service excludes depreciation and amortization.

Research and Development Expense

Research and development expenditures are expensed in the period incurred, and these expenses are included within the operating expenses function Product Development.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use in ASC 350-40. There are three main stages of computer software development. These stages are defined as (1) the preliminary project stage, (2) the application development stage, and (3) the post-implementation / operation stage. Only costs included in the application development stage are eligible for capitalization. Capitalization of costs begins once management authorizes and commits funding and the preliminary project stage is completed. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors.

Product Development costs for the period ended December 31, 2014, 2013 and 2012 were $7,228,663, $6,091,484 and $6,803,509, respectively. During the period ended December 31, 2014 and 2013, the Company capitalized $4,674,199, $3,505,742 and $1,731,341, respectively.

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

Recurring Measurement - Warrant Liabilities (see also Note 19)

Number of Outstanding Warrants

The number of outstanding warrants is adjusted every re-measurement date after deducting the exercise or exchange of any outstanding warrants during the previous reporting period.

Stock Price at Valuation Date

The closing stock price at re-measurement date being the last available closing price of the reporting period taken from www.nasdaq.com.

Exercise Price

The exercise price is fixed and determined under the terms - of the financing facility it was issued.

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

Comprehensive Income/ (Loss)

Comprehensive income/ (loss) include all changes in equity during a period from non-owner sources. For the years ended December 31, 2014 and 2013, the Company’s comprehensive income/ (loss) consisted of its net loss and foreign currency translation adjustments.

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

The Company has adopted the provisions of ASC 350-40, Accounting for the Costs of Computer Software developed or obtained for internal use (former AICPA SOP 98-1, “ASC 350-40”), and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project; the preliminary project stage is completed and when technological feasibility is established. Software developed for internal use has generally been used to deliver hosted services to the Company’s customers. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “construction in progress” (“CIP”) to a property and equipment asset subject to depreciation in accordance with the principle described in the previous sentence. In this account management also records equipment acquired from third parties, until it is ready for use. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the twelve month periods ended December 31, 2014, 2013 and 2012, respectively.

Recent Accounting Pronouncements

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

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning January 1, 2017 and early adoption is not permitted. . The adoption of this standard did not have had a material effect on the Company´s financial statements.

In April 2014, the FASB issued ASU-2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements – Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The ASU redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographic area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals of components classified as held for sale in periods on or after December 15, 2014. The adoption of this standard did not have had a material effect on the Company´s financial statements.

Note 3. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $0 and $7,693 as of December 31, 2014 and 2013, respectively.

Changes in the allowance for doubtful accounts are as follows:

Allowance for doubtful accounts	Balance at the beginning of the period A	Currency revaluation B	Total Allowance for doubtful accounts A+B	Additions- allowance for doubtful accounts	Release for doubtful accounts		Balance at the end of the period
Year ended December 31, 2014	$7,693	$(2,105)	$5,588	$31,540	$(37,128)		$-
Year ended December 31, 2013	$559,120	$8,313	$567,433	$22,005	(581,745)		$7,693
Year ended December 31, 2012	$436,546	5,180	$441,726	$117,394		$-	$559,120

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were recorded at $2,478,681 as of December 31, 2014, compared with $2,254,213 as of December 31, 2013. As of December 31, 2014, $742,782 of the prepaid expenses was related to prepaid Value Added Tax (“VAT”). On December 31, 2013, prepaid VAT represented $732,838.

Note 5. Other Assets

Other assets at December 31, 2014 and December 31, 2013 are long-term in nature, and consist of long-term deposits, deferred financing costs and loans to related parties amounting to $1,600,334 and $1,412,408, respectively, broken down as follows:

Long-term Deposit

As of December 31, 2014, there was $653,002 in long-term deposits made to various telecom carriers during the course of operations and a deposit to the French Tax Authorities, compared with $771,193 as of December 31, 2013. The deposits are refundable at the termination of the business relationship with the carriers.

Deferred Financing Costs

During 2014, the Company accounted for financing costs of $710,094 for legal, securitization and various other consultancy expenses, related to the issuance of the 2014 10% Credit Facility (refer to Note 14 and 15). These costs will be amortized and expensed using the effective interest method over the term of the facility. The net deferred financing cost balances was $682,878 as of December 31, 2014, compared with $477,673 as of December 31, 2013.

Loans to Third Parties

In 2013, the Company agreed to provide a loan to a third party at an interest rate of 5% per annum, with an option to acquire an equity interest. The loan was provided to fund the development and exploitation of applications using electronic medical health records. The loan will be repaid at the completion of the proof of concept, which is a prototype that is designed to determine feasibility of the application development, which will not occur before the end of 2015. The loan has been provided in a number of tranches, the last one was on April 7, 2014 for additional $50,000. The carrying value of the loan was $264,454 and $160,518 as of December 31, 2014 and December 31, 2013, respectively.

Note 6.  Property and Equipment

Property and equipment at December 31, 2014 and December 31, 2013 consisted of:

	Average Estimated
	Useful Lives	December 31, 2014	December 31, 2013
Furniture and fixtures	5	$281,214	$314,686
Computer, communication and network equipment	3 – 10	23,904,494	24,287,111
Software	5	4,556,364	8,473,042
Automobiles	5	80,860	91,580
Construction in progress for internal use software		4,044,932	2,603,731
Total property and equipment		32,867,864	35,770,150

Less: accumulated depreciation and amortization		(13,548,662)	(15,984,028)
Total property and equipment		$19,319,202	$19,786,122

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

The total amount of product development costs (internal use software costs) that are capitalized in Property & Equipment during the years ended December 31, 2014 and 2013 was $4,674,199 and $3,505,742, respectively.

Upon completion of development, the assets are reclassified from CIP to the appropriate Property and Equipment category, at which point the assets begin to depreciate or amortize. During the twelve month period ended December 31, 2014, the Company transferred $4,239,491 from CIP into Property and Equipment as follows: $3,465,620 in computer equipment, $773,871 in software and $138,869 of other transfers and projects cancelled. There is also an exchange rate translation effects amounting to approximately $226,635, because costs are incurred mostly in the functional currency Euro and translated to the reporting currency, US dollar. In 2013, we capitalized $3,338,808, of which $2,029,069 was included in software and $1,309,739 is classified as computer equipment.

The decrease in the balance of accumulated depreciation amounting to $2,435,366 is mainly due to the removal of fully depreciated computer and software assets in 2014, but it is also affected by the current year depreciation.

Note 7. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets as of December 31, 2014 and 2013 consisted of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2014	2013
Customer Contracts, Licenses , Interconnect & Technology	5-10	$1,870,523	$13,005,460
ValidSoft IP & Technology	1-10	14,344,604	16,246,291
Total intangible assets		16,215,127	29,251,751

Less: Accumulated Amortization		(1,165,856)	(11,484,600)
Less: Accumulated Amortization ValidSoft IP & Technology		(9,973,063)	(9,096,474)
Total intangible assets, Net		$5,076,208	$8,670,677

During the twelve months ended December 31, 2014, intangible assets and related accumulated amortization decreased by $13,036,625 and $9,442,156, respectively. The decrease is due to the removal from the fixed assets ledger of fully depreciated intangibles. In fiscal 2014 and 2013, the Company did not record any impairment.

Estimated future amortization expense related to our intangible assets is:

	2015	2016	2017	2018	2019	2020 and thereafter
Interconnect licenses and contracts	$315,517	$240,094	$84,222	$64,834	$-	$-
ValidSoft IP & Technology	1,837,594	1,793,777	521,378	97,241	97,241	24,310
	$2,153,111	$2,033,871	$605,600	$162,075	$97,241	$24,310

Note 8. Goodwill

The carrying value of the Company’s goodwill as of December 31, 2014 and as of December 31, 2013 was as follows:

Goodwill	December 31, 2014	December 31, 2013
Goodwill ValidSoft Ltd	$2,964,423	$3,359,210
Goodwill Morodo Ltd.	197,440	223,615
Goodwill Telnicity	190,401	190,401
Total	$3,352,264	$3,733,226

The decrease in the carrying value of goodwill related to ValidSoft and Morodo in 2014, compared to 2013, is because the goodwill is recorded in Euro entities, while our reporting currency is the US dollar. There has been a significant decline in the foreign exchange rate between the US dollar and the Euro during fiscal 2014.

During the fourth quarter of 2014, the Company commenced its annual goodwill impairment test for 2014 and after considering qualitative factors including our market capitalization and the Company’s 2015 outlook, management concluded that a two-step goodwill impairment test was not required.

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

Note 9. The acquisition of assets of Telnicity

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

On March 31, 2014, the Company completed the purchase price allocation of the acquisition. The net assets and operations were consolidated into the financial statements of the Company commencing April 1, 2013. The total purchase price for Telnicity was $1,180,000, which consisted of 1,000,000 shares of the Company’s common stock. The Company recorded originally $989,599 of identifiable intangible assets, based on the estimated fair values of the assets, and $190,401 of residual goodwill. In order to complete the allocation, the Company reviewed and adjusted accordingly the forecasts used for the valuation, and adjusted also the discount rate, which resulted in an reclassification of the values assigned to the intangible assets, with no consequence for the amount recorded as goodwill.

Consideration paid	Total Consideration
Number of shares of Common Stock	1,000,000
Fair value of the share price at April 1, 2013	$1.18
Total Consideration Paid	$1,180,000

Following the valuation of Telnicity, the Company allocated the above purchase price to the identifiable assets and liabilities. A summary of the assets acquired assumed for Telnicity are:

Estimated fair values:
Assets acquired	$989,599
Liabilities assumed	-

Net assets acquired	989,599
Consideration paid	1,180,000

Goodwill	$190,401

Note 10. Accounts payable and Customer Deposits

As of December 31, 2014 and December 31, 2013, the accounts payable and customer deposits are accrued expenses were comprised of the following:

	December 31, 2014	December 31, 2013
Accounts payable	$1,795,240	$2,538,479
Customer deposits	60,774	48,183
Total Accounts payable and Customer Deposits	$1,856,014	$2,586,662

The customer deposits relate to Dutch MVNOs, who must provide a deposit as a guarantee. The deposit is returnable upon termination of the relationship.

Note 11. Loans Payable

Loans payable at December 31, 2014 and 2013 are summarized as follows:

	December	December
	31, 2014	31, 2013
Installment loan payable due December 24, 2006, secured by personal guarantees of two stockholders, a former director, and a third party	$320,231	$320,358
Installment loan payable, monthly principal and interest payments of $2,798 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 30, 2008, due December 24, 2011, secured by personal guarantees of three stockholders and a former director	254,594	254,696
Installment loan payable, monthly principal and interest payments of $1,729 including interest at bank’s prime rate plus 1.5% per annum, 8.25% at November 24, 2008, due June 28, 2009, secured by personal guarantees of three stockholders and a former director	103,855	103,897
Term loan payable, monthly payments of interest at bank’s prime rate, 7.0% at December 31, 2007	283,589	283,703
Total	$962,269	$962,654

As of December 31, 2014 and 2013, the overdraft balance related to this loan amounted to $433,366 and $391,436, respectively.

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

The Bank alleged that ETL was in default on the loans and overdraft account, and that approximately $1,395,635 including interest and default interest was due. The Bank alleged that the Company was directly liable to repay the loans and overdraft account as a successor in interest to ETL or because the Company expressly or impliedly assumed direct liability for the loans and overdraft account. The Company denied the Bank’s allegations and asserted several affirmative defenses. The Company contended that it had no direct liability to the Bank, and that the Bank must pursue its recourse against ETL and its personal guarantors.

The Bank and the Company tried the case to the court without a jury between October, 5 and 12, 2011. The court found, among other things, that

•	The Company The Company was not liable as a successor in interest or otherwise on the Bank loans and overdraft account to ETL;

•	The Company was not liable on the Bank’s claims because the Bank filed its action after the applicable California 4-year statute of limitations had expired; and

•	The Company was not liable to the Bank under the alternative theories of negligent or intentional misrepresentation.

The court entered judgment in favor of Elephant Talk Communications Corp. and against the Bank on December 14, 2011, and awarded the Company $5,925 in costs. The judgment became final on February 16, 2012. The Company continues to accrue for the overdraft, the loans and related interest since its subsidiary ETL in Hong Kong, alleged by the Bank as the contractual party, may be still held liable for these loans.

Note 12. Deferred Revenue

As a result of the Company’s restatement described in Note 35 to the Financial Statements and in accordance with GAAP, revenue that had originally been recognized in 2013 is now being recognized ratably over an extended timeframe. The balance sheet reflects a significant increase in deferred revenue, which will be recognized in revenue over the service period of the contract, which management has estimated to be the greater of the expected life of the customer or the contract which for Iusacell 60 months (i.e. 5 years contract).

Because the Company recognizes revenue upon performance of services, deferred revenue represents amounts received from the customers for which either delivery has not occurred or against future sales of services. As of December 31, 2014, the balance of short term deferred revenue was $8,813,385 and long term portion was $2,434,257, totaling $11,247,642. For the corresponding period in 2013, the short term deferred revenue balance was $271,767 and the long term portion was $2,364,389, totaling $2,636,156.

Note 13. Accrued Expenses

As of December 31, 2014 and December 31, 2013, the accrued expenses were comprised of the following:

	December 31, 2014	December 31, 2013
Accrued Selling, General & Administrative expenses	$1,863,020	$2,271,086
Accrued cost of service	291,553	547,111
Accrued taxes (including VAT)	570,616	255,577
Accrued interest payable	1,184,418	1,300,101
Other accrued expenses	152,045	587,428
Total accrued expenses	$4,061,652	$4,961,303

Within accrued taxes is income taxes payable as of December 31, 2014 amounting to $8,029. See Note 28 of the Financial Statements for more information.

Accrued Selling, General and Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing& sales expenses, and office related expenses.

Note 14. Conversion into Equity of the 2013 10% Related Party Convertible Note

The following table shows the composition of the 2013 10% Related Party Convertible Note as shown in the Consolidated Balance Sheets:

December 31, 2013

10% Convertible Note (principal amount)	€2,000,000
Exchange rate December 31, 2013: EURO 0.7264=US$1
10% Convertible Note	$2,753,304
Less:
Debt Discount (Beneficial Conversion Feature)	(728,332)
Debt Discount (Extended Warrants)	(849,453)
Debt Discount (Warrants)	(141,800)
10% Related Party Convertible Note (Net of Debt Discount of $1,719,585 as per December 31, 2013)	$1,033,719

On July 15, 2014, the Company entered into a certain note conversion letter agreement (the “Conversion Agreement”) and a certain warrant amendment letter agreement (the “Warrant Amendment”) with Mr. Moncarey (a related party and Director of QAT Investments S.A. and QAT II Investments S.A., affiliates of the Company) to, among other things,

·	immediately convert the convertible note issued on August 17, 2013, due July 2, 2014 (the “Maturity Date”), pursuant to which the Company borrowed a principal amount of €2,000,000 ($2,723,000) as of July 15, 2014) at an interest rate of 10% per annum (“the 2013 10% Related Party Convertible Note”) into a number of shares of Common Stock. The 2013 10% Related Party Convertible Note permits conversion, in whole or in part, at the option of Mr. Moncarey, into a number of shares of Common Stock, par value $0.00001 of the Company (the “Common Stock”) equal to the quotient of the Outstanding Balance (as defined in the 2013 10% Related Party Convertible Note) divided by a Conversion Price of $0.70, modified from the original conversion price of $0.887 per share or 4,238,501 shares of the Company’s Common Stock, which amounted to $2,966,951 of principal including interest, plus $824,590 as value assigned to the reduced Conversion Price, totaling $3,791,541 of equity increase.

·	amend the warrant issued in conjunction with the issuance of the 2013 10% Related Party Convertible Note (“the 2013 Related Party Warrant”) to reduce the exercise price of the 2013 10% Related Party Warrant to $0.70 per share for the remainder of the term; and

·	issue a warrant to Mr. Moncarey to purchase 500,000 shares of restricted Common Stock (the “July Warrant” and together with the Conversion Agreement and the Warrant Amendment, collectively, the “Transaction”).

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

Note 15. The 2014 10% Term Loan Agreement

The following table shows the composition of the 2014 10% 3rd Term Loan Agreement as shown in the Consolidated Statement of Financial Position:

December 31, 2014

2014 10% Term Loan (principal amount)	$12,000,000
Less:
Debt Discount – Original Issue Discount	$(365,231)
Less:
Debt Discount – Warrants	(433,663)
2014 10% Term Loan (Net of Debt Discount)	$11,201,106

On November 17, 2014, the Company and certain of its subsidiaries entered into a term loan credit agreement with Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto (the “2014 10% Term Loan Agreement”). The 2014 10% Term Loan Agreement provides for a twelve million dollar term loan facility, with advances to be made on the Closing Date. Borrowings under the Term Loan Facility shall bear interest at the LIBOR rate plus an applicable margin per annum equal to ten percent (10.00%), such margin recently decreased by two percent (2%) from 12% upon the satisfaction of certain post-closing conditions. The Term Loan Facility will mature on December 31, 2017.

The Original Issue Discount (‘OID”) in the contract amounted to $380,000, and will be amortized over the life of the agreement. The balance of the OID as of December 31, 2014 is $365,231.

The 1,157,895 warrants (the Corbin warrants) were accounted for as equity and valued at $451,146, this value has been accounted for as debt discount and will be amortized during the life of the Credit Facility. The balance of the unamortized debt discount as of December 31, 2014 is $433,663.

A portion of the proceeds of the Credit Agreement has been used to repay 50% of the 2013 10% 3rd Party Convertible Note principal amount as well as all accrued interest, totaling $3,114,066 (€2,498,849) as per November 17, 2014. The remaining 50% of the principal amount of the Convertible Note has been converted into 2,817,993 shares of the Company’s common stock at the Closing Date, totaling approximately $2,499,951 (€2,000,000). The Company also issued a three year warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $0.93 per share to the holder of the 2013 10% 3rd Party Convertible Note to facilitate the early repayment of the note.

The securities underlying the Corbin Warrant have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and were offered and sold to an “accredited investor” (as defined in Rule 501(a) of the Securities Act) pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated pursuant thereto.

Note 16. 10% 3rd Party Loan and Convertible Note

The following table shows the composition of the 10% 3rd Party Loan and Convertible Note as shown in the Consolidated Statement of Financial Position:

December 31, 2013

10% Convertible Note (principal amount)	€4,000,000
Exchange rate December 31, 2013: EURO 0.7264=US$1
10% Convertible Note	$5,506,608
Less:
Debt Discount (Warrants)	(726,695)
10% 3rd Party Loan and Convertible Note (Net of Debt Discount)	$4,779,913

On November 17, 2014, in connection with the 2014 10% Term Loan Facility (see Note 15), the Company entered into a Note Conversion Letter Agreement (the “Conversion Agreement”) with Saffelberg Investments NV a third party investor of the Company with whom the Company had a Convertible Note agreement since August 28, 2013.

The Conversion agreement consisted of:

•	repay 50% of the Convertible Note principal amount and accrued interest, totaling €2,498,849.32 ($3,114,066);

•	convert the remaining 50% of the Convertible Note into 2,817,993 shares of Common Stock; and

•	issue a three year warrant to Saffelberg Investment NV to purchase 1,000,000 shares of Common Stock (the “2014 Saffelberg Warrant”).

The 2014 Saffelberg Warrant is exercisable any time after May 17, 2015 at an exercise price of $0.93 per share. The term of the 2014 Saffelberg Warrant expires on November 17, 2017. The 2013 Saffelberg Warrant remains outstanding, the terms of which remain unchanged.

The securities underlying the 2014 Saffelberg Warrant and the shares of Common Stock issued upon conversion of the Convertible Note pursuant to the Conversion Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and were offered and sold to an “accredited investor” (as defined in Rule 501(a) of the Securities Act) pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated pursuant thereto.

The August 28, 2013 Convertible Note to Saffelberg Investments NV (“Saffelberg”) (a third party investor), was due August 28, 2015 (the “Maturity Date”), pursuant to which the Company borrowed a principal amount of €4,000,000 at an interest rate of 10% per annum (the “Convertible Note”). The Convertible Note permitted conversion, in whole or in part, at the option of Saffelberg, into a number of shares of Common Stock, equal to the quotient of the Outstanding Balance (as defined in the Convertible Note) under the Convertible Note by $0.887. In conjunction with the issuance of the Convertible Note, on August 28, 2013, the Company issued a warrant to Saffelberg to purchase 2,000,000 shares of restricted Common Stock (the “2013 Saffelberg Warrant”). The 2013 Saffelberg Warrant became exercisable at any time on or after February 28, 2014 at a price of $0.887 per share. The term of the 2013 Saffelberg Warrant expires on August 28, 2018.

The securities underlying the Warrant and the shares of Common Stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act, as amended, or any state security laws.

The Company concluded that the Warrant, which is an embedded conversion feature, is not required to be separated, does not require liability classification and is considered an equity instrument. The Warrants is recognized at a relative fair value on the issue date of the Note as a debt discount which was amortized using the effective interest method from issuance to the maturity date of the Note. The Warrant was valued using the binomial model at $864,394 on date of issuance of the Note. The debt discount balance at December 31, 2014 was $0 as the relating note was fully extinguished after the conversion 50% of the principal in equity and the remaining 50% cash repayment including accumulated interest of the 10% convertible note.

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

Note 18. 8% Senior Secured Convertible Note

On June 11, 2013, Elephant Talk Communications Corp. entered into a purchase agreement (together, the “2013 Purchase Agreements”) with each holder of the Company’s Senior Secured Convertible Notes issued on March 29, 2012 pursuant to which the Company purchased the Convertible Notes at the purchase price equal to 110% of the aggregate of the outstanding principal amount of the Convertible Notes and interest due. The aggregate purchase price paid to the holders of the Convertible Notes was $6,701,824 which was paid from the proceeds of the 2013 Share Purchase Agreements described in Note 20 of the Financial Statements.

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

The number of shares issued relating to this SPA amounted to 17,425,621, the number of warrants amounted to 7,841,537 and was covered by the registration statement filed in 2012 for an amount of $75,000,000 (S-3/A Amendment No. 2, File No. 333-181738 dated June 6, 2012). The Company determined the fair value of the remaining outstanding warrants, totaling 2,892,857 using a Monte-Carlo Simulation model, which as of December 31, 2014 amounted to $2,087,992.

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

	December	December
	31, 2014	31, 2013
Network equipment	$1,449,343	$1,642,759
Software licenses	1,611,507	874,174
Other	134,326	103,249
Total	3,195,176	2,620,182
Less: accumulated depreciation and amortization	(527,841)	(101,209)
Total	$2,667,335	$2,518,973

The current portion of the Capital Leases of $1,831,050 as of December 31, 2014 is included in Current Liabilities “Obligations under capital leases (current part)” in the accompanying balance sheet and the long term portion of $272,460 is reported as “Non-current portion of obligations under capital lease” as of December 31, 2014. Accrued interest is included in ‘Accrued expenses’ in the balance sheet. Depreciation of assets recorded under the capital leases is included in depreciation expense.

Note 21. Other long term payable

Other long term payable is summarized as follows:

December
31, 2014
Arrangement with creditor (principal amount)	€366,313
Exchange rate December 31, 2014: EURO 0.8227=US$1
Arrangement with creditor	$445,257
Less:
Short-term portion (recorded in Accrued expenses)	(90,377)
Total	$354,880

This amount was recorded as an accrued expense until September 30, 2014. During the fourth quarter of 2014, the Company reached an agreement with regulatory authorities regarding a debt for telecom license fees from 2013. A total amount of € 366,313 ($445,257 as of December 31, 2014), which includes fines for late payment and interest, will be paid in 72 monthly installments, starting on February 28, 2015.

Note 22. Loan from Joint Venture Partner

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

Management decided to discontinue and liquidate the joint venture with UTS NV and the loan and accrued interest have been forgiven. Therefore the Company recognized a gain in extinguishment of debt in the amount of $626,534. The balance outstanding as of December 31, 2014 is $0.

Note 23. Fair Value Measurements

The following tables summarize fair value measurements by level at December 31, 2014 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$-	$-
Warrant Liabilities	-	-	2,087,992	2,087,992
Total Derivatives Liabilities	$-	$-	$2,087,992	$2,087,992

The Company uses the Monte Carlo valuation model to determine the value of the remaining outstanding warrants from the Registered Direct Offering of June 2013, discussed in Note 19 under the title “Registered Direct Offering and Warrant Liabilities”. Since this model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert.

The following table summarizes fair value measurements by level at December 31, 2013 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$-	$-
Warrant Liabilities	-	-	1,973,534	1,973,534
Total Derivatives Liabilities	$-	$-	$1,973,534	$1,973,534

The Company has classified the outstanding warrants into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers.

The Company determines the “Fair Market Value” using a Monte Carlo model by using the following assumptions:

Number of outstanding warrants

The number of outstanding exercise rights is adjusted every re-measurement date after deducting the number of exercised rights during the previous reporting period.

Stock price at valuation date

The closing stock price at re-measurement date being the last available closing price of the reporting period taken from www.nasdaq.com.

Exercise Price

The exercise price is fixed and determined in the warrant agreement.

Remaining Term

The remaining term is calculated by using the contractual expiration date of the warrant agreement at the moment of re-measurement. The remaining term for a warrant exercise using the exchange condition is fixed in the warrant agreement at five years.

Expected Volatility

We estimate expected cumulative volatility giving consideration to the expected life of the note and calculated the annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the maturity date of the note (reference period). The annual volatility is used to determine the (cumulative) volatility of our common stock (= annual volatility x SQRT (expected life)). The volatility for a warrant exercise using the exchange condition is fixed at 135% and determined in the warrant agreement.

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

Note 24. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares Common Stock. The Company had 154,671,258 shares of common stock issued and outstanding as of December 31, 2014, an increase of 14,204,457 shares from December 31, 2013, largely due to the shares issued in connection with the exercise of various outstanding warrants which resulted in the issuance of a total of 5,782,700 shares; 4,238,501 shares were issued as a result of the note conversion with an affiliate investor; 2,817,993 shares were issued as a result of the partial note conversion of another note with an affiliate investor; 621,638 shares were issued to employees as a result of exercised employee stock options; 443,625 shares were issued as executive officers and directors compensation; 300,000 shares were issued as consideration for consultancy services.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of December 31, 2014 according to the stock transfer agent’s records are 154,917,158. The difference in number of issued shares recognized by the Company of 154,671,258 amounts to 245,900 and it is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 12,000 treasury shares issued under the former employee benefits plan.

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

During 2014 and 2013, the Company did not issue any shares of Preferred Stock, and 0 shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple funding rounds, acquisitions and other transactions. The warrants outstanding at December 31, 2014 have been recorded and classified as equity, except for 2,892,857 warrants as of December 31, 2014 which the Company has valued and recorded for an amount of $2,087,992 in the balance sheet for the warrant liabilities issued in connection with the Registered Direct Offering described in Note 19. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.20.

On November 17, 2014, pursuant to the terms of the Credit Agreement, the Company issued a warrant to Corbin Mezzanine Fund I, L.P., a Lender (the “Corbin Warrant”), to purchase 1,157,895 shares of the Company’s common stock, par value $0.00001 (the “Common Stock”), exercisable upon issuance, at a price of $0.95 per share. The term of the Corbin Warrant expires on November 17, 2016.

The below table summarizes the warrants outstanding as per the below reporting

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2014	2013	2012
Warrants – Acquisitions	$0.63- $2.25	2013	-	-	3,437,953
Warrants - Fundraising	$0.70- $2.00	2013 - 2018	29,610,206	37,229,230	46,322,101
Warrants - Other	$2.21	2016	18,659	18,659	18,659
			29,628,865	37,247,889	49,778,713

Note 25.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of December 31, 2014 and December 31, 2013 were as follows:

		Non-controlling interest Balance at
Subsidiary	Non-controlling Interest %	December 31, 2014	December 31, 2013
ETC PRS UK	49%	$9,321	$9,894
ETC PRS Netherlands	49%	-	134,912
Total		$9,321	$144,806

Net losses attributable to non-controlling interests were insignificant for all the years presented.

Note 26. Basic and diluted net loss per share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. The Company uses the ‘if converted’ method for its senior secured convertible notes. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The diluted share base for fiscal 2014, 2013 and 2012 excludes incremental shares related to convertible debt, warrants to purchase Common Stock and employee stock options as follows:

Dilutive Securities	2014	2013	2012
Convertible Notes	-	9,635,838	2,957,855
Warrants	29,628,865	37,247,889	49,778,713
Employee Stock Options	40,056,080	34,479,773	12,181,130
	69,684,945	81,363,500	64,917,698

These shares were excluded due to their anti-dilutive effect on the loss per share recorded in each of the years presented. No additional securities were outstanding that could potentially dilute basic earnings per share.

Note 27. 2006 Non-Qualified Stock and Option Compensation Plan and 2008 Long Term Incentive Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

The Company has a 2006 Non-Qualified Stock and Option Compensation Plan (the “2006 Plan”). Under the 2006 Plan, there are no stock options outstanding as of December 31, 2014; all remaining outstanding options expired in December 2013. There are 89,490 options that remain available for granting under the 2006 Plan. During 2014 a number of 13,960 shares were issued under the 2006 Plan as non-cash compensation to board members for services during the fourth quarter 2014.

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

In 2013, the Company’s stockholders approved the amendment and restatement of the 2008 Plan, which increased the number of authorized shares by 23,000,000 shares of Common Stock.

In 2014, the Company’s stockholders approved another amendment and restatement of the 2008 Plan, which increased the number of authorized shares by 10,000,000 shares.

During 2014, 429,665 shares were issued under the 2008 Plan as non-cash compensation granted to management and board members for services during the first, second and third quarter of 2014.

Reconciliation of registered and available shares and/or options as of December 31, 2014:

	Full Year 2014	Total

Registered 2008	-	5,000,000
Registered 2011	-	18,000,000
Approved increase 2013	-	23,000,000
Approved increase 2014	-	10,000,000
Total Registered under this plan		56,000,000
Shares (issued to):
Consultants	-	325,000
Directors and Officers	429,665	1,626,031
Options exercised	621,638	2,373,442
Options (movements):
Issued and Outstanding		40,056,080
Available for grant at December 31, 2014:		11,619,447

Shares issued to Directors and officers amount to 443,625, which is integrated by 429,665 shares available under the 2008 Plan plus 13,960 shares issued under the 2006 Plan.

Common Stock purchase options consisted of the following as of the years ended December 31, 2014, 2013 and 2012:

Options:	Number of Options	Weighted Average Exercise Price		Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2011	7,727,099		$2.03	$10,803,654
Granted in 2012	6,205,354		$2.24	$6,803,965
Exercised (with delivery of shares)	(431,972)		$1.00	$(403,382)
Forfeitures (Pre-vesting)	(990,821)		$2.29	$(1,327,277)
Expirations (Post-vesting)	(296,251)		$2.23	$(417,475)
Exchanged for Cashless exercise	(32,279)		$1.66	$(40,814)
Outstanding as of December 31, 2012	12,181,130		$2.15	$15,418,671
Granted in 2013	24,496,741		$1.12	$14,107,008
Exercised (with delivery of shares)	(809,737)		$0.66	$(270,682)
Forfeitures (Pre-vesting)	(805,266)		$1.00	$(807,662)
Expirations (Post-vesting)	(556,524)		$1.92	$(648,529)
Exchanged for Cashless exercise	(26,571)		$0.60	$(13,834)
Outstanding as of December 31, 2013	34,479,773		$1.47	$27,784,972
Granted in 2014	8,251,685		$1.21	$5,187,826
Exercised (with delivery of shares)	(621,638)		$0.75	$(195,803)
Forfeitures (Pre-vesting)	(975,649)		$1.54	$(872,761)
Expirations (Post-vesting)	(1,078,091)		$1.94	$(1,166,981)
Exchanged for Cashless exercise	-	$	NA	$-
Outstanding as of December 31, 2014	40,056,080		$1.39	$30,728,253

In 2014, options awarded had a weighted average exercise price of $1.21. The grant date fair market value of the options, in the aggregate, was $5,178,826.

The weighted average assumptions used for the options granted in 2014 using the Black-Scholes options model are: expected cumulative volatility of 150% based on calculated annual volatility of 86%, contractual life of 4.3 years, expected option life of 3.3 years (using the simplified method) and a Risk Free Interest Rate of 1.5%. The expected dividend yield is zero.

Following is a summary of the status and assumptions used of options outstanding as of the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Grants
During the year	8,251,685	24,496,741	6,205,354
Weighted Average Annual Volatility	86%	89%	81%
Weighted Average Cumulative Volatility	150%	192%	134%
Weighted Average Contractual Life of grants (Years)	4.33	5.11	3.84
Weighted Average Expected Life of grants (Years)	3.28	4.73	2.69
Weighted Average Risk Free Interest Rate	0.9332%	1.5017%	0.4553%
Dividend yield	0.0000%	0.0000%	0.0000%
Weighted Average Fair Value at grant-date	$0.66	$0.58	$1.10

Options Outstanding
Total Options Outstanding	40,056,080	34,479,773	12,181,130
Weighted Average Remaining Contractual Life (Years)	3.71	4.68	5.34
Weighted Average Remaining Expected Life (Years)	3.01	4.91	5.02
Weighted Average Exercise Price	$1.39	$1.47	$1.73
Aggregate Intrinsic Value (all options)	$(23,046,653)	$(8,189,063)	$(13,972,731)
Aggregate Intrinsic Value (only in-the-money options)	$1,342,659	$6,312,036	$100,611

Options Exercisable
Total Options Exercisable	22,856,509	18,180,371	4,358,510
Weighted Average Exercise Price	$1.58	$1.62	$1.96
Weighted Average Remaining Contractual Life (Years)	2.74	3.79	5.97
Aggregate Intrinsic Value (all options)	$(17,120,707)	$(7,126,025)	$(4,178,337)
Aggregate Intrinsic Value (only in-the-money options)	$581,485	$3,091,811	$100,465

Unvested Options
Total Unvested Options	17,199,571	16,299,402	7,847,207
Weighted Average Exercise Price	$1.18	$1.21	$2.25
Forfeiture rate used for this period ending	11.764%	11.074%	10.673%

Options expected to vest
Number of options expected to vest corrected by forfeiture	16,446,707	15,553,067	7,009,645
Unrecognized share-based compensation expense	$9,655,125	$8,787,636	$3,014,397
Weighted Average remaining contract life (Years)	5.12	5.68	4.99

Exercises
Total shares delivered/issued	621,638	809,737	431,972
Weighted Average Exercise Price	$0.75	$0.66	$1.00
Intrinsic Value of Options Exercised	$288,144	$306,883	$177,547

At December 31, 2014 the unrecognized expense portion of share-based awards granted to employees under the 2008 Plan was approximately $9,655,125, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate was adjusted from 11.74% as per closing December 2013 to 11.8% as per closing December 2014 and the corresponding profit and loss effect has been accounted for in 2014.

Share-Based Compensation Expense

The Company recorded for the twelve months ended December 31, 2014, $3,888,275 of share-based compensation, of which $3,744,437 relate to the 2008 Plan and $143,838 relates to the issuance of restricted securities as defined in Rule 144 of the Securities Act and not issued under the 2008 Plan . For the comparable period in 2013 the expensing was in total $8,515,391, $8,439,391 for shares issued under the 2008 Plan and $76,000 for restricted shares under the Rule 144 of the Securities Act. In case of grant of options, the Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant and subsequent expensing until the moment of vesting. The main reason for the twelve month decrease is caused by the grant and immediate vesting and therefore expensing of bonus options granted to employees as well as the options granted to the executive officers during 2013 which did not occur in 2014. During 2014, the number of restricted shares issued to a non-affiliate consultancy firm under the Rule 144 amounted to 300,000 and were valued at issuance for an amount of $271,350 and will be recognized as an expense in the Consolidated Statement of Comprehensive Loss in the line “Selling, general and administrative expenses” during the 36 months when the Company receives the services. As of December 31, 2014, $67,838 has been recognized in the Consolidated Statement of Comprehensive Loss, the remaining $76,000 stock-based compensation expense during 2014 relates to restricted shares issued in 2013 for consultancy services covering both 2013 and 2014. The Company recorded for the twelve months ending December 31, 2012, $6,302,141 in stock-based compensation expense for the 2008 Long-Term Incentive Plan, consisting of shares issued to directors and officers and employee option expensing.

Share-based Compensation Expense

	2014	2013	2012
Consultancy services	$143,838	$76,000	$-
Directors and officers (shares and options)	315,830	4,510,240	1,141,812
Employee (options)	3,428,607	3,929,151	5,160,329
	$3,888,275	$8,515,391	$6,302,141

Note 28.  Income taxes

For financial statement purposes, loss before the income tax provision is divided amongst the following;

	2014	2013	2012
Domestic	$(9,725,694)	$(14,549,839)	$(6,574,394)
Foreign	(11,919,292)	(11,157,534)	(16,268,406)
Total loss before income tax provision	$(21,644,986)	$(25,707,373)	$(22,842,800)

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary between none (zero) and 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred taxes to zero. The Company’s 2014 provision for income taxes relates to current foreign income tax amounting to $216,931 for the twelve month period ended December 31, 2014.

In the ordinary course of business the Company is subject to tax examinations in the jurisdictions in which it files tax returns. The Company’s statute of limitations for tax examinations is four years for federal and state purposes and four to six years in the major foreign jurisdictions in which the company files.

Income tax benefit/(expense) for each year is summarized as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	(216,931)	200,301	(289,136)
	(216,931)	200,301	(289,136)
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Income tax (benefit)/ expense	$(216,931)	$200,301	$(289,136)

The following is a reconciliation of the provision for income taxes at the US federal statutory rate (34%) to the foreign income tax rate for the years ended:

	December 31, 2014	December 31, 2013	December 31, 2012
Tax expense (credit) at statutory rate federal	34%	34%	34%
State tax expense net of federal tax	-	-	-
Foreign income tax rate difference	(7)%	(10.1)%	(8.4)%
Change in valuation allowance	(25.5)%	(24.3)%	(25.6)%
Other	0%	1.2%	1.3%
Income tax (benefit)/ expense	$1.5%	0.8%	1.3%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2014	2013
Deferred tax assets:
Net Operating Losses	$39,804,723	$35,701,315
Total gross deferred tax assets	39,804,723	35,701,315
Less: valuation allowance	(39,804,723)	(35,701,315)
Net deferred tax assets	$-	$-

As of December 31, 2014 and 2013, the Company had significant net operating losses carryforwards. The deferred tax assets have been offset by a full valuation allowance in 2014 and 2013 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances, if any, will be recognized through earnings.

As of December 31, 2014 and 2013, the Company had net federal and state operating loss carryforwards of approximately $40 million and $36 million, respectively. Federal and state net operating loss carry forwards in the US start to expire in 2018. The net operating loss carryforwards for foreign countries amounts to approximately $141 million. Losses in material foreign jurisdictions will begin to expire in 2014.

Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carry forward could be restricted.

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. As of December 31, 2014 and 2013, the Company accrued an ASC 740-10 tax reserve of $0 and $0, respectively, for uncertain tax (benefits)/liability including interest and penalties. This provision was released as of December 31, 2013 because the issue was effectively settled and management determined that a reserve was no longer required.

The Company does not currently anticipate recording any amount for unrecognized tax benefits within the next 12 months. The following table summarizes the 2012 and 2013 activity related to the unrecognized tax benefits and related tax carry forward:

Balance at December 31, 2012	$289,136
Increases related to prior year tax positions	-
Decreases related to prior year tax positions	(289,136)
Balance at December 31, 2013	-
Increases related to prior year tax positions	-
Decreases related to prior year tax positions	-
Increases related to current year tax positions	-
Balance at December 31, 2014	$-

Note 29.  Contingencies

Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

As previously described in the Company´s 2004 Annual Report on Form 10-K filed with the SEC on April 1, 2005, on May 24, 2004, the Company issued 5,100,000 shares of restricted Common Stock to four stockholders of New Times Navigation Limited ("New Times"), valued at $683,400 (the “2004 Purchase Transaction”). On December 10, 2004, New Times and the Company mutually agreed to terminate the 2004 Purchase Transaction. The Company returned the shares that were delivered to New Times to the Company´s shareholders and received back 90,100 of the 204,000 shares of its Common Stock that were issued under the 2004 Purchase Transaction. In addition, the Company had issued 37 unsecured convertible promissory notes for a total amount of $3,600,000 as part of the 2004 Purchase Transaction. At the Company´s request, 21 of the unsecured convertible promissory notes were returned to the Company for a total value of $2,040,000. On April 28, 2006, the Company instituted proceedings to seek relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return the remaining 113,900 common shares (valued at $381,565) and the remaining 18 unsecured convertible promissory notes, representing a total amount of $1,740,000, and to rescind the purchase agreement underlying the 2004 Purchase Transaction. Since the inception of the proceedings, the parties have undertaken discovery efforts in order to resolve this matter, which have included long periods of inactivity in the process. The outcome of this proceeding and the amount of any potential recovery, if any, cannot be predicted. Considering the significant costs associated with the proceeding and the inherent uncertainty in the outcome of the proceeding and the potential recovery, if any, management concluded that it is in the best interest of the Company not to pursue the matter further to avoid incurring additional fees and expenses.

Other.

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Note 30. Geographic Information

Twelve months ended December 31, 2014

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$13,490,366	$6,866,081	$20,356,447
Identifiable assets	$36,867,194	$8,053,801	$44,920,998

Twelve months ended December 31, 2013

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers (restated)	$15,933,666	$3,518,138	$19,451,804
Identifiable assets	$31,948,966	$10,486,442	$42,435,408

Twelve months ended December 31, 2012

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$29,053,151	$149,037	$29,202,188
Identifiable assets	$35,682,490	$1,793,051	$37,475,541

Note 31. Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized as follows:

For the year ended December 31, 2014, the Company had two customers that accounted for 50% and 25% of total revenue. For the year ended December 31, 2013, the Company had two customers that accounted for 50% and 9% of total revenue.

Note 32. Related Party Transactions

On March 17, 2014, a warrant holder affiliated with the Company exercised certain of its warrants to purchase an aggregate of 5,332,383 shares of the Company’s common stock at an exercise price of $0.70 per share, for gross proceeds to the Company of approximately $3.7 million. The warrants were originally issued in 2009 with an exercise price of $1.00 per share. A Special Committee of the Company’s board of directors authorized the reduction of the exercise price in order to induce the holder to immediately exercise the warrant for cash providing additional liquidity to the Company, which reduction was subsequently ratified by the Company’s board of directors.

On May 29, 2014, the Board appointed Yves van Sante to fill the vacancy created by the resignation of Mr. Dejager, effective as of June 1, 2014. Mr. van Sante is expected to stand for election with the other directors at the Company’s 2015 annual meeting. Mr. van Sante previously served as a director of the Company from October 2006 to July 2011. From July 2011 to May 2014, Mr. van Sante served as a Board observer of the Company. In 2013, Mr. van Sante was entitled to receive $80,000 for being a Board observer, a portion of which he received in shares of the Company’s common stock that was paid to QAT Investments (“QAT I”) and QAT II Investments SA (“QAT II”), with the remainder paid to QAT I and QAT II in cash. Mr. van Sante is Chief Executive Officer and a director of QAT I and QAT II. The Company is a party to consulting agreements with each of QAT I and QAT II.

On July 15, 2014, the Company entered into a Note Conversion Letter Agreement (the “Conversion Agreement”) and a Warrant Amendment Letter Agreement (the “Warrant Amendment”) with Moncarey to, among other things,

•	immediately convert the Convertible Note into a number of shares of Common Stock equal to the quotient of the Outstanding Balance by a reduced Conversion Price of $0.70 per share or 4,238,501 shares of the Company’s Common Stock;

•	amend the Moncarey Warrant to reduce the Exercise Price to $0.70 per share for the remainder of the term; and

•	issue a warrant to Moncarey to purchase 500,000 shares of restricted Common Stock (the “July Warrant” and together with the Conversion Agreement and the Warrant amendment, collectively, the “Transaction”).

The July Warrant is exercisable any time after January 15, 2015 at an exercise price of $0.9228 per share (the closing price of the Company’s Common Stock immediately preceding the date the July Warrant was issued). The term of the July Warrant expires on July 15, 2019.

The Audit and Finance Committee of the Company’s Board of Directors authorized the Transaction in order to immediately satisfy the Company’s obligations under the Convertible Note. The Transaction was subsequently ratified by the Company’s Board of Directors.

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

Note 33: Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) is as follows:

	Q1 2014	Q2 2014	Q3 2014	Q4 2014
	(Restated and reclassified)	(Restated and reclassified)	(Restated and reclassified)
REVENUES *	$5,384,265	$5,072,440	$4,445,239	$5,454,503
COST AND OPERATING EXPENSES
Cost of service (exclusive of depreciation and amortization shown separately below)**	1,635,972	1,848,687	1,565,054	1,638,961
Product development**	1,711,817	2,280,532	1,707,102	1,529,212
Sales and marketing**	563,835	664,807	555,519	609,515
General and administrative**	3,047,947	3,467,339	3,248,243	2,839,072
Depreciation and amortization of intangibles assets	2,008,214	1,928,392	1,900,251	2,383,362
Total cost and operating expenses	8,967,785	10,189,757	8,976,169	9,000,122

LOSS FROM OPERATIONS *	(3,583,520)	(5,117,317)	(4,530,930)	(3,545,619)

OTHER INCOME (EXPENSE)	(1,502,748)	(1,335,095)	(760,695)	(1,269,062)
NET LOSS *	(5,221,705)	(6,450,203)	(5,246,687)	(4,943,322)

ACCOUNTS RECEIVABLE*	5,033,667	6,924,756	5,847,424	8,877,213
TOTAL ASSETS*	44,276,339	43,429,393	39,701,730	44,920,998
DEFERRED REVENUE*	3,446,294	5,175,014	8,384,555	11,247,642
STOCKHOLDERS EQUITY*	19,807,174	15,168,384	13,060,787	10,612,567

* items restated

** items reclassified

	Q1 2013	Q2 2013	Q3 2013	Q4 2013
	(Restated and reclassified)	(Restated and reclassified)	(Restated and reclassified)	(Restated and reclassified)
REVENUES *	$6,240,114	$3,564,249	$4,123,794	$5,523,647
COST AND OPERATING EXPENSES
Cost of service (exclusive of depreciation and amortization shown separately below)**	3,960,803	2,144,899	1,548,576	1,735,019
Product development**	1,349,623	1,819,480	1,354,105	1,568,276
Sales and marketing**	722,952	882,418	623,644	910,002
General and administrative**	3,422,873	4,091,492	2,996,718	4,551,557
Depreciation and amortization of intangibles assets	1,319,988	1,836,231	1,543,687	1,901,340
Total cost and operating expenses	10,776,239	10,774,520	8,066,730	10,666,194

LOSS FROM OPERATIONS *	(4,536,125)	(7,210,271)	(3,942,936)	(5,142,547)

OTHER INCOME (EXPENSE)	(958,183)	(1,912,186)	(322,345)	(1,682,781)
NET LOSS *	(5,494,308)	(9,122,457)	(4,306,781)	(6,583,527)

ACCOUNTS RECEIVABLE*	4,502,499	2,865,751	3,194,819	5,094,847
TOTAL ASSETS*	34,479,340	39,557,150	45,474,367	42,435,408
DEFERRED REVENUE*	637,922	1,726,136	2,317,364	2,636,156
STOCKHOLDERS EQUITY*	15,827,867	17,407,605	21,046,942	20,359,617

* items restated

** items reclassified

Note 34. Subsequent Events

On March 5, 2015 the Company filed an 8-K regarding discussions with regard to the five-year agreement between the Company and Grupo lusacell, S.A. (“Iusacell”) dated September 10, 2013 (the “Iusacell Agreement”). On March 18, 2015, the Company received a settlement proposal from Iusacell/AT&T in exchange for a certain amount of cash payment, consisting of outstanding payables and some additional compensation and the termination of the Iusacell Agreement. Management believes the proposal is due to the acquisition of Iusacell by AT&T, which wants to make use of their customary system solutions. Presently management is evaluating the settlement proposal of Iusacell/AT&T.

On March 24, 2015, the Company received a letter from Atalaya Capital Management LP (the “Agent”), the agent for Corbin Mezzanine Fund I, L. P. (the “Lender”) referencing that certain Credit Agreement by and among the Company, the Lender and the Agent dated November 17, 2014.  The letter indicated that as a result of the termination of the Iusacell Agreement, certain events of default as defined in the Credit Agreement have occurred.  The Agent notified the Company that effective March 18, 2015 and for so long as an event of default shall be continuing, interest shall accrue and be payable by the Company in cash at the default rate as defined in the Credit Agreement.  The Agent and the Lender indicated in the letter that they will continue to monitor the default situation and reserve all their respective rights and remedies under the Credit Agreement.

As a result of the above the Company is in discussions with Atalaya to discuss the AT&T/Iusacell settlement – including payment of the receivables - together with the re-organization plan the Company has initiated in order ensure that sufficient funds will be available for the Company to continue to carry out is business plans. The company estimates to conclude on this in the near future.

Note 35. Restatement of previously issued financial statements and financial information

Background on the Restatement

The Company underwent a transition process starting in 2012 moving from the Landline business to the Mobile and Security services business. The revenue model associated with the Mobile and Security business often involves delivery of multi-element arrangements. At the end of 2014, when the transition was completed, a comprehensive review was started of the revenue recognition policies applicable to the Companies mobile and security business. The Company engaged professional advisors in such comprehensive review.

On March 31, 2015, the Audit Committee of the Board of Directors concluded that our historical financial statements for the fiscal year ended December 31, 2013, each of three quarters in 2013, and each of the first three quarters in 2014, should no longer be relied upon due to an error in the application of revenue recognition policies to our mobile and security business and should be restated.

The restatement is a result of the failure to identify all delivery obligations associated with multi-element revenue arrangements and an improper interpretation of standalone value of delivered elements. The revenue recognition errors identified by the Company, do not affect the total revenues ultimately earned or to be earned, or the amount or timing of cash received or to be received from individual customer arrangements.

As a result of our restatement and in accordance with GAAP, revenue that had originally been recognized in 2013 is now being recognized ratably over an extended timeframe. The amount of revenue earned or to be earned over the entire period of recognition essentially remains unchanged from the amount we historically recognized, however the timing of when and the amount of revenue recognized for those periods discussed above were restated and certain amounts of revenue were restated. There was neither change to the cash characteristics of the transactions being restated nor the Company’s liquidity directly relating to these transactions. As a result of the restatement, the balance sheet reflects a significant increase in deferred revenue, which will be recognized in revenue over a number of years.

Effects of the restatement

The net impact of the restatement decreased previously reported revenue of $22,827,261 by $3,375,457 or 15%, to $19,451,804, for the twelve month period ended December 31, 2013. In the same period of time, deferred revenue increased from $142,731 by $2,493,425 or 1,747% to $2,636,154 (split into short and long term portions in the face of the balance sheet). Deferred revenue will be amortized during the lifetime of the customer relationship, which has been defined to be five years. Accounts receivable decreased from $5,976,879 by $882,032 or 15%, to $5,094,847 in the same period in 2013. The restatement increased net loss by approximately $3.4 million for the year ended December 31, 2013.

Also, the Company has reclassified certain staff costs included in SG&A to Cost of Service, and it disaggregated the function SG&A into Selling and Marketing, General and Administrative and Product Development. The reclassification of operating costs are material to the annual periods ended December 31, 2012, 2013, the interim periods therein, and to the interim periods within fiscal year 2014. These expenses have been reclassified in the Consolidated Statements of Operations for fiscal years 2013 and 2012 to conform to the current period presentation.

The increase in the reported net loss before income taxes primarily consists of the deferred recognition of revenue under the associated Iusacell, Vodafone and Zain contracts.

The following presents the effects of the restatement adjustments and reclassifications on the Company’s previously reported consolidated balance sheet, statements of operations, and statement of cash flows for the quarters ended September 30, 2014, June 30, 2014, March 31, 2014, the fiscal year ended December 31, 2013, and the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013.

ELEPHANT TALK COMMUNICATION CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS AT DECEMBER 31, 2013

	December 31,	December 31,	December 31,
	2013	2013	2013
	As previously reported	Restatement adjustments	Restated
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,252,315	$-	$1,252,315
Restricted cash	191,600	-	191,600
Accounts receivable, net of an allowance for doubtful accounts of $7,693 at December 31, 2013	5,976,879	(882,032)	5,094,847
Prepaid expenses and other current assets	2,254,213	-	2,254,213
Total current assets	9,675,007	(882,032)	8,792,975

NON-CURRENT ASSETS

OTHER ASSETS	1,412,408	-	1,412,408

PROPERTY AND EQUIPMENT, NET	19,786,122	-	19,786,122

INTANGIBLE ASSETS, NET	8,670,677	-	8,670,677

GOODWILL	3,773,226	-	3,773,226

	$43,317,440	$(882,032)	$42,435,408

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$391,436	$-	$391,436
Accounts payable and customer deposits	2,586,662	-	2,586,662
Obligations under capital leases (current portion)	1,302,838	-	1,302,838
Deferred Revenue	142,731	129,036	271,767
Accrued expenses and other payables	4,961,303	-	4,961,303
Loans payable	962,654	-	962,654
10% Related Party Loan (net of Debt Discount of $1,719,585 at December 31, 2013)	1,033,719	-	1,033,719
Total current liabilities	11,381,343	129,036	11,510,379

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $726,695 at December, 2013)	4,779,913	-	4,779,913
Warrant liabilities	1,973,534	-	1,973,534
Non-current portion of obligation under capital leases	845,529	-	845,529
Non-current portion of deferred revenue	-	2,364,389	2,364,389
Loan from joint venture partner	602,047	-	602,047
Total long term liabilities	8,201,023	2,364,389	10,565,412

Total liabilities	19,582,366	2,493,425	22,075,791

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 140,466,801 shares issued and outstanding as of December 31, 2013	248,712,321	-	248,712,321
Accumulated other comprehensive income (loss)	269,869	-	269,869
Accumulated deficit	(225,391,922)	(3,375,457)	(228,767,379)
Elephant Talk Communications, Corp. stockholders' equity	23,590,268	(3,375,457)	20,214,811

NON-CONTROLLING INTEREST	144,806	-	144,806
Total stockholders' equity	23,735,074	(3,375,457)	20,359,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,317,440	$(882,032)	$42,435,408

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2013

	Year end December 31, 2013
	As previously reported	Restatement adjustments	Reclassifications	Restated

REVENUES	$22,827,261	$(3,375,457)	$-	$19,451,804

COST AND OPERATING EXPENSES
Cost of service	7,149,153	-	2,240,144	9,389,297
Product development	-	-	6,091,484	6,091,484
Sales and marketing	-	-	3,139,015	3,139,015
General and administrative	26,533,283	-	(11,470,643)	15,062,640
Depreciation and amortization of intangibles assets	6,601,246	-	-	6,601,246
Total cost and operating expenses	40,283,682	-	-	40,283,682

LOSS FROM OPERATIONS	(17,456,421)	(3,375,457)	-	(20,831,878)

OTHER INCOME (EXPENSE)
Interest income	103,627	-	-	103,627
Interest expense	(1,064,999)	-	-	(1,064,999)
Interest expense related to debt discount and conversion feature	(2,069,649)	-	-	(2,069,649)
Change in fair value of conversion feature	232,267	-	-	232,267
Changes in fair value of warrant liabilities	479,322	-	-	479,322
Gain / (Loss) on Extinguishment of Debt	(2,005,100)	-	-	(2,005,100)
Other income & (expense), net	(302,112)	-	-	(302,112)
Amortization of deferred financing costs	(248,851)	-	-	(248,851)
Total other income (expense)	(4,875,495)	-	-	(4,875,495)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(22,331,916)	(3,375,457)	-	(25,707,373)
(Benefit) / provision for income taxes	(200,301)	-	-	(200,301)
NET LOSS	(22,131,615)	(3,375,457)	-	(25,507,072)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	1,001,959	-	-	1,001,959
COMPREHENSIVE LOSS	$(21,129,656)	$(3,375,457)	$-	$(24,505,113)

Net loss per common share and equivalents - basic and diluted	$(0.17)	$-	$-	$(0.20)

Weighted average shares outstanding during the period - basic and diluted	126,259,634	-	-	126,259,634

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

	Year ended December 31, 2013
	As previously reported	Restatement adjustments	Restated
		restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,131,615)	$(3,375,457)	$(25,507,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,601,246	-	6,601,246
Provision for doubtful accounts	22,005	-	22,005
Stock based compensation	8,515,391	-	8,515,391
Change in fair value of conversion feature	(232,267)	-	(232,267)
Change in fair value of warrant liability	(479,322)	-	(479,322)
Amortization of deferred financing costs	248,851	-	248,851
Interest expense relating to debt discount and conversion feature	2,069,649	-	2,069,649
Unrealized foreign currency translation gain (loss)	302,112	-	302,112
(Profit) / Loss on Extinguishment of Debt	2,005,100	-	2,005,100
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	1,052,257	-	1,052,257
Decrease (increase) in accounts receivable	(82,763)	882,032	799,269
Decrease (increase) in prepaid expenses, deposits and other assets	(465,026)	-	(465,026)
Increase (decrease) in accounts payable and customer deposits	(3,415,032)	-	(3,415,032)
Increase (decrease) in deferred revenue	(118,786)	2,493,424	2,374,638
Increase (decrease) in accrued expenses and other payables	140,514	-	140,514
Net cash provided by (used in) operating activities	(5,967,686)	-	(5,967,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,898,169)	-	(5,898,169)
Loan to third party	(163,542)	-	(163,542)
Net cash used in investing activities	(6,061,711)	-	(6,061,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	1,290,790	-	1,290,790
Proceeds from Share Purchase Agreement – Unregistered securities	225,000	-	225,000
Proceeds from Share Purchase Agreement - Registered direct	7,500,000	-	7,500,000
Proceeds from Share Purchase Agreement Related Party	4,500,000	-	4,500,000
Proceeds from 10% Affiliate Loan	2,652,600	-	2,652,600
Proceeds from 10% 3rd Party Loan	5,305,200	-	5,305,200
Payments on 8% convertible note installment payments and interest	(8,642,149)	-	(8,642,149)
Exercise of warrants & options	581,142	-	581,142
Cash from Escrow account for principal and interest payments on 8% Convertible Notes	742,427	-	742,427
Trade note payable	(512,732)	-	(512,732)
Payment of placement & solicitation fees	(1,362,124)	-	(1,362,124)
Net cash provided by financing activities	12,280,154	-	12,280,154

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(231,710)	-	(231,710)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,047	-	19,047
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	-	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,252,315	$-	1,252,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$745,096	$-	$745,096
Increase in Share Capital due to Telnicity Acquisition	1,180,000	-	1,180,000
Increase in Share Capital for third party settlement	468,000	-	468,000
Cash paid during the period for income taxes	45,930	-	45,930
Purchase of property and equipment under capital lease agreements	2,620,182	-	2,620,182

Restated quarterly financial statements (Unaudited)

The prior period unaudited quarterly financial statements included below have been restated to correct the manner in which we recognize revenue related to our multiple-element arrangements are described above.

Condensed consolidated balance sheets (unaudited)

	September 30,	Restatement	September 30,
	2014	adjustment	2014
	(UNAUDITED)	Unaudited	Unaudited Restated
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,176,650	$-	$1,176,650
Restricted cash	169,536	-	169,536
Accounts receivable, net of an allowance for doubtful accounts of $0 at September 30, 2014	6,754,447	(907,023)	5,847,424
Prepaid expenses and other current assets	2,319,310	-	2,319,310
Total current assets	10,419,943	(907,023)	9,512,920

NON-CURRENT ASSETS

OTHER ASSETS	1,093,977	-	1,093,977

PROPERTY AND EQUIPMENT, NET	19,603,707	-	19,603,707

INTANGIBLE ASSETS, NET	6,000,884	-	6,000,884

GOODWILL	3,490,242	-	3,490,242

TOTAL ASSETS	$40,608,753	$(907,023)	$39,701,730

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$425,144	$-	$425,144
Accounts payable and customer deposits	2,063,304	-	2,063,304
Obligations under capital leases (current portion)	1,828,083	-	1,828,083
Deferred Revenue	127,456	468,256	595,712
Accrued expenses and other payables	5,804,999	-	5,804,999
Loans payable	961,550	-	961,550
Total current liabilities	11,210,536	468,256	11,678,792

LONG TERM LIABILITIES
2013 10% 3rd Party Loan (net of Debt Discount of $410,853 at September 30, 2014)	4,663,227	-	4,663,227
Warrant liabilities	2,248,169	-	2,248,169
Non-current portion of obligation under capital leases	261,912	-	261,912
Non-current portion of deferred revenue	-	7,788,843	7,788,843
Total long term liabilities	7,173,308	7,788,843	14,962,151

Total liabilities	18,383,844	8,257,099	26,640,943

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 151,312,189 issued and outstanding as of September 30, 2014	260,616,570	-	260,616,570
Accumulated other comprehensive income (loss)	(2,003,871)	-	(2,003,871)
Accumulated deficit	(236,521,852)	(9,164,122)	(245,685,974)
Elephant Talk Communications, Corp. stockholders' equity	22,090,847	(9,164,122)	12,926,725

NON-CONTROLLING INTEREST	134,062	-	134,062
Total stockholders' equity	22,224,909	(9,164,122)	13,060,787

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,608,753	$(907,023)	$39,701,730

	For the three month				For the nine month
	period ended				period ended
	September 30, 2014	Restatement adjustments	Re- classifications	Restated	September 30, 2014	Restatement adjustments	Re- classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$7,298,988	$(2,853,749)	$-	$4,445,239	$20,690,609	$(5,788,665)	$-	$14,901,944

COST AND OPERATING EXPENSES
Cost of service (exclusive of depreciation and amortization shown separately below)	848,771	-	716,283	1,565,054	2,660,816	-	2,388,897	5,049,713
Product development	-	-	1,707,102	1,707,102	-	-	5,699,451	5,699,451
Sales and marketing	-	-	555,519	555,519	-	-	1,784,161	1,784,161
General and administrative	6,227,147	-	(2,978,904)	3,248,243	19,636,038	-	(9,872,509)	9,763,529
Depreciation and amortization	1,900,251	-	-	1,900,251	5,836,857	-	-	5,836,857
Total cost and operating expenses	8,976,169	-	-	8,976,169	28,133,711	-	-	28,133,711

LOSS FROM OPERATIONS	(1,677,181)	(2,853,749)	-	(4,530,930)	(7,443,102)	(5,788,665)	-	(13,231,767)

OTHER INCOME (EXPENSE)
Interest income	36,684	-	-	36,684	93,840	-	-	93,840
Interest expense	(260,295)	-	-	(260,295)	(895,453)	-	-	(895,453)
Interest expense related to debt discount and conversion feature	(1,287,717)	-	-	(1,287,717)	(3,197,749)	-	-	(3,197,749)
Changes in fair value of warrant liabilities	(103,311)	-	-	(103,311)	(274,635)	-	-	(274,635)
Gain / (Loss) on Extinguishment of Debt	626,534	-	-	626,534	626,108	-	-	626,108
Other income & (expense), net	301,199	-	-	301,199	372,597	-	-	372,597
Amortization of deferred financing costs	(73,789)	-	-	(73,789)	(323,246)	-	-	(323,246)
Total other income (expense)	(760,695)	-	-	(760,695)	(3,598,538)	-	-	(3,598,538)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(2,437,876)	(2,853,749)	-	(5,291,625)	(11,041,640)	(5,788,665)	-	(16,830,305)
(Benefit) / provision for income taxes	(44,938)	-	-	(44,938)	88,290	-	-	88,290
NET LOSS	(2,392,938)	(2,853,749)	-	(5,246,687)	(11,129,930)	(5,788,665)	-	(16,918,595)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(2,273,740)	-	-	(2,273,740)	(2,424,192)	-	-	(2,424,192)
COMPREHENSIVE LOSS	$(4,666,678)	$(2,853,749)	$-	$(7,520,427)	$(13,554,122)	$(5,788,665)	$-	$(19,342,787)

Net loss per common share and equivalents - basic and diluted	$(0.02)	$-	$-	$(0.04)	$(0.08)	$-	$-	$(0.12)

Weighted average shares outstanding during the period - basic and diluted	149,468,618	-	-	149,468,618	145,929,455	-	-	145,929,455

	Nine month period
	ended September 30, 2014	Restatement	Restated
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,129,930)	$(5,788,665)	$(16,918,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,836,857	-	5,836,857
Provision for doubtful accounts	(10,661)	-	(10,661)
Provision for income taxes	-	-	-
Stock based compensation	3,536,680	-	3,536,680
Change in fair value of conversion feature	-	-	-
Change in fair value of warrant liability	274,635	-	274,635
Amortization of deferred financing costs	323,246	-	323,246
Interest expense relating to debt discount and conversion feature	3,197,749	-	3,197,749
Unrealized foreign currency translation gain (loss)	(501,571)	-	(501,571)
Extinguishment of Debt	(626,108)	-	(626,108)
Changes in operating assets and liabilities:		-	-
Decrease (increase) in accounts receivable	(1,366,947)	(2,468,434)	(3,835,381)
Decrease (increase) in prepaid expenses, deposits and other assets	(101,971)	-	(101,971)
Increase (decrease) in accounts payable and customer deposits	362,685	-	362,685
Increase (decrease) in deferred revenue	(11,931)	8,257,099	8,245,168
Increase (decrease) in accrued expenses and other payables	1,493,594	-	1,493,594
Increase (decrease) in non-cash accrued expenses related to extinguishment of Debt	(426)	-	(426)
Net cash provided by (used in) operating activities	1,275,901	-	1,275,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,611,023)	-	(5,611,023)
Loan to third party	-	-	-
Net cash used in investing activities	(5,611,023)	-	(5,611,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing related fees	(125,793)	-	(125,793)
Payments on 8% Senior Secured Convertible Note installment payments and interest	-	-	-
Exercise of warrants and options	4,286,576	-	4,286,576
Interest paid for property and equipment acquired under capital leases	(57,079)	-	(57,079)
Net cash provided by financing activities	4,103,704	-	4,103,704

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	155,753	-	155,753
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,665)	-	(75,665)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	-	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,176,650	$-	$1,176,650

	June 30,		June 30,
	2014		2014
	(UNAUDITED)	restatement Unaudited	Restated Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$829,388	$-	$829,388
Restricted cash	191,703	-	191,703
Accounts receivable, net of allowance for doubtful accounts of $29,547 at June 30, 2014	8,223,963	(1,299,207)	6,924,756
Prepaid expenses and other current assets	2,619,882	-	2,619,882
Total current assets	11,864,936	(1,299,207)	10,565,729

NON-CURRENT ASSETS

OTHER ASSETS	1,288,246	-	1,288,246

PROPERTY AND EQUIPMENT, NET	20,711,832	-	20,711,832

INTANGIBLE ASSETS, NET	7,122,940	-	7,122,940

GOODWILL	3,740,646	-	3,740,646

TOTAL ASSETS	$44,728,600	$(1,299,207)	$43,429,393

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$413,958	$-	$413,958
Accounts payable and customer deposits	2,305,933	-	2,305,933
Obligations under capital leases (current portion)	1,898,346	-	1,898,346
Deferred revenue	163,848	468,256	632,104
Accrued expenses and other payables	6,592,945	-	6,592,945
Loans payable	963,051	-	963,051
Total current liabilities	12,338,081	468,256	12,806,337

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $518,463 at June 30, 2014)	4,940,798	-	4,940,798
10% Related Party Loan (net of Debt Discount of $17,786 at June 30, 2014)	2,711,844	-	2,711,844
Warrant liabilities	2,144,858	-	2,144,858
Non-current portion of obligation under capital leases	487,728	-	487,728
Non-current portion of deferred revenue	-	4,542,910	4,542,910
Loan from joint venture partner	626,534	-	626,534
Total long term liabilities	10,911,762	4,542,910	15,454,672

Total liabilities	23,249,843	5,011,166	28,261,009

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 146,525,302 issued and outstanding as of June 30, 2014 (unaudited)	255,328,306	-	255,328,306
Accumulated other comprehensive income	121,636	-	121,636
Accumulated deficit	(234,115,159)	(6,310,373)	(240,425,532)
Elephant Talk Communications, Corp. stockholders' equity	21,334,783	(6,310,373)	15,024,410

NON-CONTROLLING INTEREST	143,974	-	143,974
Total stockholders' equity	21,478,757	(6,310,373)	15,168,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,728,600	$(1,299,207)	$43,429,393

	For the three month				For the six month
	period ended				period ended
	June 30, 2014	Restatement adjustments	Re- classifications	Restated	June 30, 2014	Restatement adjustments	Re- classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$6,911,768	(1,839,328)	$-	$5,072,440	$13,391,621	(2,934,916)	$-	$10,456,705

COST AND OPERATING EXPENSES
Cost of service	828,581	-	1,020,106	1,848,687	1,812,045	-	1,672,614	3,484,659
Product development	-	-	2,280,532	2,280,532		-	3,992,349	3,992,349
Sales and marketing	-	-	664,807	664,807		-	1,228,642	1,228,642
General and administrative	7,432,784	-	(3,965,446)	3,467,338	13,408,891	-	(6,893,605)	6,515,286
Depreciation and amortization	1,928,392	-	-	1,928,392	3,936,606	-	-	3,936,606
Total cost and operating expenses	10,189,757	-	-	10,189,757	19,157,542	-	-	19,157,542

LOSS FROM OPERATIONS	(3,277,989)	(1,839,328)	-	(5,117,317)	(5,765,921)	(2,934,916)	-	(8,700,837)

OTHER INCOME (EXPENSE)
Interest income	29,545	-	-	29,545	57,156	-	-	57,156
Interest expense	(333,214)	-	-	(333,214)	(635,158)	-	-	(635,158)
Interest expense related to debt discount and conversion feature	(1,025,292)	-	-	(1,025,292)	(1,910,032)	-	-	(1,910,032)
Changes in fair value of warrant liabilities	38,948	-	-	38,948	(171,324)	-	-	(171,324)
Loss on Extinguishment of Debt	-	-	-	-	(426)	-	-	(426)
Other income and (expense), net	68,008	-	-	68,008	71,398	-	-	71,398
Amortization of deferred financing costs	(113,090)	-	-	(113,090)	(249,457)	-	-	(249,457)
Total other income (expense)	(1,335,095)	-	-	(1,335,095)	(2,837,843)	-	-	(2,837,843)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(4,613,084)	(1,839,328)	-	(6,452,412)	(8,603,764)	(2,934,916)	-	(11,538,680)
Provision (benefit) for income taxes	(2,209)	-	-	(2,209)	133,228	-	-	133,228
NET LOSS	(4,610,875)	(1,839,328)	-	(6,450,203)	(8,736,992)	(2,934,916)	-	(11,671,908)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss	(148,233)	-	-	(148,233)	(150,452)	-	-	(150,452)
COMPREHENSIVE LOSS	$(4,759,108)	(1,839,328)	$-	$(6,598,436)	$(8,887,444)	(2,934,916)	$-	$(11,822,360)

Net loss per common share and equivalents - basic and diluted	$(0.03)	-	$-	$(0.04)	$(0.06)	-	$-	$(0.08)

Weighted average shares outstanding during the period - basic and diluted	146,482,547	-	-	146,482,547	144,130,543	-	-	144,130,543

	For the six month period
	ended June 30, 2014	restatement	Restated
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,736,992)	$(2,934,916)	$(11,671,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,936,606	-	3,936,606
Provision for doubtful accounts	18,865	-	18,865
Share-based compensation	2,674,261	-	2,674,261
Change in the fair value of the warrant liability	171,324	-	171,324
Amortization of deferred financing costs	249,457	-	249,457
Interest expense relating to debt discount and conversion feature	1,910,032	-	1,910,032
Unrealized foreign currency translation gain/(loss)	(71,398)	-	(71,398)

Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Decrease (increase) in accounts receivable	(2,329,143)	(2,076,250)	(4,405,393)
Decrease (increase) in prepaid expenses, deposits and other assets	(346,129)	-	(346,129)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	210,932	-	210,932
Increase (decrease) in deferred revenue	16,994	5,011,166	5,028,160
Increase (decrease) in accrued expenses and other payables	1,910,256	-	1,910,256
Net cash provided by (used in) operating activities	(384,935)	-	(384,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(3,922,724)	-	(3,922,724)
Net cash used in investing activities	(3,922,724)	-	(3,922,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Fundraising fees	(90,000)	-	(90,000)
Exercise of warrants and Options	4,283,033	-	4,283,033
Net cash provided by financing activities	4,193,033	-	4,193,033

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(308,301)	-	(308,301)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(422,927)	-	(422,927)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	-	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$829,388	$-	$829,388

	March 31,		March 31,
	2014		2014
	(UNAUDITED)	restatement	Restated
		Unaudited	Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,918,046	$-	$3,918,046
Restricted cash	192,161	-	192,161
Accounts receivable, net of allowance for doubtful accounts of $11,307 at March 31, 2014	6,262,041	(1,228,374)	5,033,667
Prepaid expenses and other current assets	2,147,686	-	2,147,686
Total current assets	12,519,934	(1,228,374)	11,291,560

NON-CURRENT ASSETS

OTHER ASSETS	1,357,728	-	1,357,728

PROPERTY AND EQUIPMENT, NET	19,954,703	-	19,954,703

INTANGIBLE ASSETS, NET	7,903,149	-	7,903,149

GOODWILL	3,769,199	-	3,769,199

TOTAL ASSETS	$45,504,713	$(1,228,374)	$44,276,339

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$402,234	$-	$402,234
Accounts payable and customer deposits	2,419,325	-	2,419,325
Obligations under capital leases (current portion)	1,348,705	-	1,348,705
Deferred revenue	203,623	468,256	671,879
Accrued expenses and other payables	5,936,989	-	5,936,989
Loans payable	962,269	-	962,269
10% Related Party Loan (net of Debt Discount of $937,814 at March 31, 2014	1,812,506	-	1,812,506
Total current liabilities	13,085,651	468,256	13,553,907

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $623,726 at March 31, 2014)	4,876,914	-	4,876,914
Warrant liabilities	2,183,806	-	2,183,806
Non-current portion of obligation under capital leases	465,954	-	465,954
Non-current portion of deferred revenue	-	2,774,415	2,774,415
Loan from joint venture partner	614,169	-	614,169
Total long term liabilities	8,140,843	2,774,415	10,915,258

Total liabilities	21,226,494	3,242,671	24,469,165

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 146,364,577 issued and outstanding as of March 31, 2014	253,383,860	-	253,383,860
Accumulated other comprehensive income	267,650	-	267,650
Accumulated deficit	(229,518,039)	(4,471,045)	(233,989,084)
Elephant Talk Communications, Corp. stockholders' equity	24,133,471	(4,471,045)	19,662,426

NON-CONTROLLING INTEREST	144,748	-	144,748
Total stockholders' equity	24,278,219	(4,471,045)	19,807,174

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,504,713	$(1,228,374)	$44,276,339

	March 31, 2014	Restatement adjustments	Re-classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$6,479,853	$(1,095,588)	$-	$5,384,265

COST AND OPERATING EXPENSES
Cost of service	983,464	-	652,508	1,635,972
Product development	-	-	1,711,817	1,711,817
Sales and marketing	-	-	563,835	563,835
General and administrative	5,976,107	-	(2,928,159)	3,047,948
Depreciation and amortization	2,008,214	-	-	2,008,214
Total cost and operating expenses	8,967,785	-	-	8,967,785

LOSS FROM OPERATIONS	(2,487,932)	(1,095,588)	-	(3,583,520)

OTHER INCOME (EXPENSE)
Interest income	27,611	-	-	27,611
Interest expense	(301,944)	-	-	(301,944)
Interest expense related to Debt Discount and Conversion Feature	(884,740)	-	-	(884,740)
Change in fair value of warrant liabilities	(210,272)	-	-	(210,272)
Loss on extinguishment of debt	(426)	-	-	(426)
Other income and (expense)	3,390	-	-	3,390
Amortization of deferred financing costs	(136,367)	-	-	(136,367)
Total other income (expense)	(1,502,748)	-	-	(1,502,748)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,990,680)	(1,095,588)	-	(5,086,268)
Provision for income taxes	(135,437)	-	-	(135,437)
NET LOSS	(4,126,117)	(1,095,588)	-	(5,221,705)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss)	(2,219)	-	-	(2,219)

COMPREHENSIVE LOSS	$(4,128,336)	(1,095,588)	$-	$(5,223,924)

Net loss per common share and equivalents - basic and diluted	$(0.03)	-	$-	$(0.04)

Weighted average shares outstanding during the period - basic and diluted	141,752,128	-	-	141,752,128

	For the three months ended
	ended March 31, 2014	restatement	Restated
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,126,117)	$(1,095,588)	$(5,221,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,008,214	-	2,008,214
Provision for doubtful accounts	611	-	611
Stock based compensation	771,724	-	771,724
Changes in the fair value of the conversion feature	-	-	-
Change in the fair value of the warrant liability	210,272	-	210,272
Amortization of deferred financing costs	136,367	-	136,367
Interest expense relating to debt discount and conversion feature	884,740	-	884,740
Unrealized foreign currency translation gain/(loss)	(3,390)	-	(3,390)
		-
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Decrease (increase) in accounts receivable	(293,435)	(2,147,083)	(2,440,518)
Decrease (increase) in prepaid expenses, deposits and other assets	165,627	-	165,627
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	319,553	-	319,553
Increase (decrease) in deferred revenue	59,946	3,242,671	3,302,617
Increase (decrease) in accrued expenses and other payables	643,707	-	643,707
Net cash provided by (used in) operating activities	777,819	-	777,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(1,802,951)	-	(1,802,951)
Net cash used in investing activities	(1,802,951)	-	(1,802,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing related fees	(90,000)	-	(90,000)
Exercise of warrants and Options	4,093,480	-	4,093,480
Net cash provided by financing activities	4,003,480	-	4,003,480

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(312,617)	-	(312,617)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,665,731	-	2,665,731
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	-	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,918,046	$-	$3,918,046

	September 30,		September 30,
	2013	restatement	2013
	(UNAUDITED)	Unaudited	Restated Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,085,215	$-	$6,085,215
Restricted cash	495,983	-	495,983
Accounts receivable, net of allowance for doubtful accounts of $25,225 and $559,120 at September 30, 2013	4,173,398	(978,579)	3,194,819
Prepaid expenses and other current assets	2,531,602	-	2,531,602
Total current assets	13,286,198	(978,579)	12,307,619

NON-CURRENT ASSETS

OTHER ASSETS	1,382,857	-	1,382,857

PROPERTY AND EQUIPMENT, NET	18,663,407	-	18,663,407

INTANGIBLE ASSETS, NET	9,412,581	-	9,412,581

GOODWILL	3,707,903	-	3,707,903

TOTAL ASSETS	$46,452,946	$(978,579)	$45,474,367

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$380,550	$-	$380,550
Accounts payable and customer deposits	4,905,101	-	4,905,101
Deferred Revenue	428,473	-	428,473
Accrued expenses and other payables	5,816,271	-	5,816,271
Loans payable	962,418	-	962,418
10% Related Party Loan (net of Debt Discount of $2,385,206)	267,393	-	267,393
Total current liabilities	12,760,206	-	12,760,206

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $827,421)	4,477,780	-	4,477,780
Warrant liabilities	4,116,480	-	4,116,480
Trade note payable	593,903	-	593,903
Non-current portion of deferred revenue	-	1,888,891	1,888,891
Loan from joint venture partner	590,165	-	590,165
Total long term liabilities	9,778,328	1,888,891	11,667,219

Total liabilities	22,538,534	1,888,891	24,427,425

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common stock, .00001 par value, 250,000,000 shares authorized, 134,440,221 issued and outstanding as of September 30, 2013	243,294,324	-	243,294,324
Accumulated other comprehensive income (loss)	(242,647)	-	(242,647)
Accumulated deficit	(219,316,384)	(2,867,470)	(222,183,854)
Elephant Talk Communications, Corp. stockholders' equity	23,735,293	(2,867,470)	20,867,823

NON-CONTROLLING INTEREST	179,119	-	179,119
Total stockholders' equity	23,914,412	(2,867,470)	21,046,942

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,452,946	$(978,579)	$45,474,367

	For the Three Months				For the Nine Months
	Period ended				Period ended
	September 30, 2013	Restatement adjustments	Re- classifications	Restated	September 30, 2013	Restatement adjustments	Re- classifications	Restated
	(uaudited)	(uaudited)	(uaudited)	(uaudited)	(uaudited)	(uaudited)	(uaudited)	(uaudited)
REVENUES	$5,204,982	$(1,081,188)	$-	$4,123,794	$16,795,627	$(2,867,470)	$-	$13,928,157

COST AND OPERATING EXPENSES
Cost of service	1,080,174	-	468,402	1,548,576	6,093,968	-	1,560,310	7,654,278
Product development	-	-	1,354,105	1,354,105	-	-	4,523,208	4,523,208
Sales and marketing	-	-	623,644	623,644	-	-	2,229,013	2,229,013
General and administrative	5,442,869	-	(2,446,151)	2,996,718	18,823,614	-	(8,312,530)	10,511,083
Depreciation and amortization	1,543,687	-	-	1,543,687	4,699,906	-	-	4,699,906
Total cost and operating expenses	8,066,730	-	-	8,066,730	29,617,488	-	-	29,617,488

LOSS FROM OPERATIONS	(2,861,748)	(1,081,188)	-	(3,942,936)	(12,821,861)	(2,867,470)	-	(15,689,331)

OTHER INCOME (EXPENSE)
Interest income	33,773	-	-	33,773	89,020	-	-	89,020
Interest expense	(181,074)	-	-	(181,074)	(612,970)	-	-	(612,970)
Interest expense related to debt discount and conversion feature	(259,795)	-	-	(259,795)	(1,320,795)	-	-	(1,320,795)
Change in fair value of conversion feature	-	-	-	-	232,267	-	-	232,267
Loss on Extinguishment of Debt	(44,506)	-	-	(44,506)	(1,983,103)	-	-	(1,983,103)
Changes in fair value of warrant liabilities	173,333	-	-	173,333	519,349	-	-	519,349
Amortization of deferred financing costs	(44,076)	-	-	(44,076)	(116,482)	-	-	(116,482)
Total other income (expense)	(322,345)	-	-	(322,345)	(3,192,714)	-	-	(3,192,714)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,184,093)	(1,081,188)	-	(4,265,281)	(16,014,575)	(2,867,470)	-	(18,882,045)
Provision for income taxes	41,500	-	-	41,500	41,500			41,500

NET LOSS	(3,225,593)	(1,081,188)	-	(4,306,781)	(16,056,075)	(2,867,470)	-	(18,923,545)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	489,443	-	-	489,443	(807,208)	-	-	(807,208)
	489,443	-	-	489,443	(807,208)	-	-	(807,208)

COMPREHENSIVE LOSS	$(2,736,150)	$(1,081,188)	$-	$(3,817,338)	$(16,863,283)	$(2,867,470)	$-	$(19,730,753)

Net loss per common share and equivalents - basic and diluted	$(0.02)	$-	$-	$(0.03)	$(0.13)	$-	$-	$(0.16)

Weighted average shares outstanding during the period - basic and diluted	134,440,221	-	-	134,440,221	122,038,045	-	-	122,038,045

	For the nine months
	ended September 30, 2013	restatement	Restated
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,056,076)	$(2,867,470)	$(18,923,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,699,906	-	4,699,906
Provision for doubtful accounts	22,131	-	22,131
Provision for income taxes	41,500	-	41,500
Stock based compensation	5,639,124	-	5,639,124
Change in fair value of derivative instruments	2,668,764	-	2,668,764
Financial Investments in Joint Venture	-	-
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:		-
Decrease (increase) in accounts receivable	1,054,452	978,579	2,033,031
Decrease (increase) in prepaid expenses, deposits and other assets	(666,991)	-	(666,991)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(2,030,393)	-	(2,030,393)
Increase (decrease) in deferred revenue	177,635	1,888,891	2,066,526
Increase (decrease) in accrued expenses and other payables	1,859,634	-	1,859,634
Increase (decrease) in non-cash accrued expenses related to extinguishment of Debt	(890,997)	-	(890,997)
Net cash used in operating activities	(3,481,311)	-	(3,481,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,108,507)	-	(4,108,507)
Loan to third party	(125,000)	-	(125,000)
Net cash used in investing activities	(4,233,507)	-	(4,233,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	1,290,790	-	1,290,790
Proceeds from Share Purchase Agreement - Unregistered securities	225,000	-	225,000
Proceeds from Share Purchase Agreement - Registered direct	7,500,000	-	7,500,000
Proceeds from Share Purchase Agreement Related Party	4,500,000	-	4,500,000
Proceeds from 10% Affiliate Loan	2,652,600	-	2,652,600
Proceeds from 10% 3rd Party Loan	5,305,200	-	5,305,200
Fundraise fees	(1,362,124)	-	(1,362,124)
Payments on 8% convertible note installment payments and interest	(8,490,360)	-	(8,490,360)
Exercise of warrants & options	78,971	-	78,971
Cash from Escrow account for principal and interest payments on 8% Convertible notes	742,427	-	742,427
Net cash provided by financing activities	12,442,504	-	12,442,504

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	124,261	-	124,261
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,851,947	-	4,851,947
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	-	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,085,215	$-	$6,085,215

	June 30,		June 30,
	2013	restatement	2013
	(restated)	Unaudited	Restated Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,979,673	$-	$2,979,673
Restricted cash	483,120	-	483,120
Accounts receivable, net of allowance for doubtful accounts of $486,591 at June 30, 2013	3,408,278	(542,527)	2,865,751
Prepaid expenses and other current assets	2,194,320	-	2,194,320
Total current assets	9,065,391	(542,527)	8,522,864

OTHER ASSETS	621,182	-	621,182

PROPERTY AND EQUIPMENT, NET	17,065,123	-	17,065,123

INTANGIBLE ASSETS, NET	9,966,563	-	9,966,563

GOODWILL	3,381,418	-	3,381,418

TOTAL ASSETS	$40,099,677	$(542,527)	$39,557,150

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$369,859	$-	$369,859
Accounts payable and customer deposits	4,809,726	-	4,809,726
Deferred Revenue	482,381	-	482,381
Accrued expenses and other payables	6,566,324	-	6,566,324
Loans payable	962,418	-	962,418
12% Related Party Loan	975,763	-	975,763
Total current liabilities	14,166,471	-	14,166,471

LONG TERM LIABILITIES
Warrant liabilities	5,291,351	-	5,291,351
Trade note payable	869,450	-	869,450
Non-current portion of deferred revenue	-	1,243,755	1,243,755
Loan from joint venture partner	578,518	-	578,518
Total long term liabilities	6,739,319	1,243,755	7,983,074

Total liabilities	20,905,790	1,243,755	22,149,545

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common stock, no par value, 250,000,000 shares authorized, 133,139,900 issued and outstanding as of June 30, 2013	236,377,879	-	236,377,879
Accumulated other comprehensive loss	(1,266,977)	-	(1,266,977)
Accumulated deficit	(216,090,791)	(1,786,282)	(217,877,073)
Elephant Talk Communications Corp. stockholders' equity	19,020,111	(1,786,282)	17,233,829

NON-CONTROLLING INTEREST	173,776	-	173,776
Total stockholders' equity	19,193,887	(1,786,282)	17,407,605

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,099,677	$(542,527)	$39,557,150

	For the Three Months				For the Six Months
	Period ended				Period ended
	June 30, 2013	Restatement adjustments	Re- classifications	Restated	June 30, 2013	Restatement adjustments	Re- classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$4,994,145	$(1,429,896)	$-	$3,564,249	$11,590,645	$(1,786,282)	$-	$9,804,363

COST AND OPERATING EXPENSES
Cost of service	1,465,517	-	679,382	2,144,899	5,013,794	-	1,091,908	6,105,702
Product development	-	-	1,819,480	1,819,480	-	-	3,169,103	3,169,103
Sales and marketing	-	-	882,418	882,418	-	-	1,605,370	1,605,370
General and administrative	7,472,772	-	(3,381,280)	4,091,492	13,380,746	-	(5,866,381)	7,514,365
Depreciation and amortization	1,836,231	-	-	1,836,231	3,156,219	-	-	3,156,219
Total cost and operating expenses	10,774,520	-	-	10,774,520	21,550,759	-	-	21,550,759

LOSS FROM OPERATIONS	(5,780,375)	(1,429,896)	-	(7,210,271)	(9,960,114)	(1,786,282)	-	(11,746,396)

OTHER INCOME (EXPENSE)
Interest income	21,527	-	-	21,527	55,247	-	-	55,247
Interest expense	(208,144)	-	-	(208,144)	(431,896)	-	-	(431,896)
Interest expense related to debt discount and conversion feature	(502,972)	-	-	(502,972)	(1,061,000)	-	-	(1,061,000)
Change in fair value of conversion feature	372,059	-	-	372,059	232,267	-	-	232,267
Changes in fair value of warrant liabilities	346,016	-	-	346,016	346,016	-	-	346,016
Loss on Extinguishment of Debt	(1,938,597)	-	-	(1,938,597)	(1,938,597)	-	-	(1,938,597)
Amortization of deferred financing costs	(2,075)	-	-	(2,075)	(72,406)	-	-	(72,406)
Total other income (expense)	(1,912,186)	-	-	(1,912,186)	(2,870,369)	-	-	(2,870,369)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,692,561)	(1,429,896)	-	(9,122,457)	(12,830,483)	(1,786,282)	-	(14,616,765)
Provision for income taxes	-	-	-	-	-			-
NET LOSS	(7,692,561)	(1,429,896)	-	(9,122,457)	(12,830,483)	(1,786,282)	-	(14,616,765)
	-			-
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss	(534,887)	-	-	(534,887)	(1,296,649)			(1,296,649)
	(534,887)	-	-	(534,887)	(1,296,649)	-	-	(1,296,649)

COMPREHENSIVE LOSS	$(8,227,448)	$(1,429,896)	$-	$(9,657,344)	$(14,127,132)	$(1,786,282)	$-	$(15,913,414)

Net loss per common share and equivalents - basic and diluted	$(0.06)	$-	$-	$(0.08)	$(0.11)	$-	$-	$(0.13)

Weighted average shares outstanding during the period - basic and diluted	118,686,598	-	-	118,686,598	115,734,177	-	-	115,734,177

	For the six months
	ended June 30, 2013	restatement	Restated
	(restated)	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,830,483)	$(1,786,282)	$(14,616,765)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Depreciation and amortization	3,156,219	-	3,156,219
Provision for doubtful accounts	(68,679)	-	(68,679)
Stock-based compensation	4,405,959	-	4,405,959
Change in fair value of derivative instruments	2,493,720	-	2,493,720
Financial Investments in Joint Venture	-	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,679,337	542,527	2,221,864
Decrease (increase) in prepaid expenses, deposits and other assets	(406,790)	-	(406,790)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(241,952)	-	(241,952)
Increase (decrease) in deferred revenue	246,755	1,243,755	1,490,510
Increase (decrease) in accrued expenses and other payables	476,333	-	476,333
Net cash used in operating activities	(1,089,581)	-	(1,089,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,262,540)	-	(2,262,540)
Net cash used in investing activities	(2,262,540)	-	(2,262,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	1,290,790	-	1,290,790
Proceeds from Share Purchase Agreement – Unregistered securities	225,000	-	225,000
Proceeds from Share Purchase Agreement - Registered direct	7,500,000	-	7,500,000
Proceeds from Share Purchase Agreement Related Party	4,500,000	-	4,500,000
Fundraising fees	(707,500)	-	(707,500)
Payments on 8% convertible note installment payments and interest	(8,490,360)	-	(8,490,360)
Exercise of warrants & options	60,394	-	60,394
Cash from Escrow account for principal and interest payments on 8% Convertible Notes	742,427	-	742,427
Net cash provided by financing activities	5,120,751	-	5,120,751

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(22,225)	-	(22,225)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,746,405	-	1,746,405
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	-	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,979,673	$-	$2,979,673

	March 31,		March 31,
	2013	restatement	2013
	(UNAUDITED)	Unaudited	Restated Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$570,579	$-	$570,579.00
Restricted cash	664,679		664,679
Accounts receivable, net of an allowance for doubtful accounts of $558,438 at March 31, 2013	4,502,499	-	4,502,499
Prepaid expenses and other current assets	2,342,762		2,342,762
Total current assets	8,080,519	-	8,080,519

OTHER ASSETS	898,001	-	898,001

PROPERTY AND EQUIPMENT, NET	12,674,383	-	12,674,383

INTANGIBLE ASSETS, NET	9,495,999	-	9,495,999

GOODWILL	3,330,438	-	3,330,438

TOTAL ASSETS	$34,479,340	$-	$34,479,340

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$359,017	$-	$359,017
Accounts payable and customer deposits	5,738,518	-	5,738,518
Deferred Revenue	281,536	-	281,536
Accrued expenses and other payables	4,149,966	-	4,149,966
8% Convertible Note	4,701,714	-	4,701,714
Loans payable	961,525	-	961,525
Total current liabilities	16,192,276	-	16,192,276

LONG TERM LIABILITIES
8% Convertible Note	1,083,932	-	1,083,932
Conversion feature	451,779	-	451,779
Non-current portion of deferred revenue	-	356,386	356,386
Loan from joint venture partner	567,100	-	567,100
Total long term liabilities	2,102,811	356,386	2,459,197

Total liabilities	18,295,087	356,386	18,651,473

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common stock, no par value, 250,000,000 shares authorized, 113,369,656 issued and outstanding as of March 31, 2013	225,902,751	-	225,902,751
Accumulated other comprehensive income (loss)	(1,493,852)	-	(1,493,852)
Accumulated deficit	(208,398,230)	(356,386)	(208,754,616)
Elephant Talk Communications, Corp. stockholders' equity	16,010,669	(356,386)	15,654,283

NON-CONTROLLING INTEREST	173,584	-	173,584
Total stockholders' equity	16,184,253	(356,386)	15,827,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,479,340	$-	$34,479,340

	March 31, 2013
	(unaudited)	Restatement adjustments	Re- classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$6,596,500	$(356,386)	$-	$6,240,114

COST AND OPERATING EXPENSES
Cost of service	3,548,277	-	412,526	3,960,803
Product development	-	-	1,349,623	1,349,623
Sales and marketing	-	-	722,952	722,952
General and administrative	5,907,974	-	(2,485,101)	3,422,873
Depreciation and amortization	1,319,988	-	-	1,319,988
Total cost and operating expenses	10,776,239	-	-	10,776,239

LOSS FROM OPERATIONS	(4,179,739)	(356,386)	-	(4,536,125)

OTHER INCOME (EXPENSE)
Interest income	33,721	-	-	33,721
Interest expense	(223,752)	-	-	(223,752)
Interest expense related to debt discount and conversion feature	(558,028)	-	-	(558,028)
Change in fair value of conversion feature	(139,792)	-	-	(139,792)
Amortization of deferred financing costs	(70,332)	-	-	(70,332)
Total other income (expense)	(958,183)	-	-	(958,183)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,137,922)	(356,386)	-	(5,494,308)
Provision for income taxes	-	-	-	-
NET LOSS	(5,137,922)	(356,386)	-	(5,494,308)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(761,762)	-	-	(761,762)
	(761,762)	-	-	(761,762)

COMPREHENSIVE LOSS	$(5,899,684)	(356,386)	$-	$(6,256,070)

Net loss per common share and equivalents - basic and diluted	$(0.05)	-	$-	$(0.05)

Weighted average shares outstanding during the period - basic and diluted	112,748,951	-	-	112,748,951

	For the three months
	ended March 31, 2013	restatement	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,137,922)	$(356,386)	$(5,494,308)
Adjustments to reconcile net loss to net cash used in operating activities:		-	-
Depreciation and amortization	1,319,988	-	1,319,988
Provision for doubtful accounts	5,620	-	5,620
Stock based compensation	1,410,910	-	1,410,910
Change in the fair value of the converiosn feature	139,792	-	139,792
Amortization of deferred financing cost	70,332	-	70,332
Interest expense related to debt discount and conversion feature	558,028	-	558,028
Changes in operating assets and liabilities:			-
Decrease (increase) in accounts receivable	479,823	-	479,823
Decrease (increase) in prepaid expenses, deposits and other assets	(548,584)	-	(548,584)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	758,072	-	758,072
Increase (decrease) in deferred revenue	38,735	356,386	395,121
Increase (decrease) in accrued expenses and other payables	602,395	-	602,395
Net cash used in operating activities	(302,811)	-	(302,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(604,029)	-	(604,029)
Net cash used in investing activities	(604,029)	-	(604,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants & options	13,797	-	13,797
Cash from Escrow account for principal and interest payments on 8% Convertible notes	556,757	-	556,757
Cash used for principal repayments on 8% Convertible notes payment	(405,000)	-	(405,000)
Net cash provided by financing activities	165,554	-	165,554

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	78,598	-	78,598
NET DECREASE IN CASH AND CASH EQUIVALENTS	(662,689)	-	(662,689)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	-	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$570,579	$-	$570,579

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2014, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2014. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Controls over Financial Reporting”.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2014, our internal control over financial reporting was not effective based on those criteria.

Material Weakness in Accounting and Financial Reporting.

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

Management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 because of the identified control deficiencies related to the complex accounting of the Company’s business model associated with the mobile and security business. This involves delivery of multi-element arrangements. During the period after the twelve month period ended December 31, 2014 and the issuance of this report on April 1, 2015, management determined that the Company had incorrectly overstated revenue for the quarterly periods ending September 30, 2014, June 30, 2014, March 31, 2014, the twelve month period ended December 31, 2013, and the quarterly periods ending September 30, 2013, June 30, 2013, and March 31, 2013.

The restatement is a result of:

•	The failure to identify all delivery obligations associated with multi-element revenue arrangements and an incorrect interpretation of standalone value of delivered elements.

•	The Company did not analyze in a timely manner the consequences of the transition from the landline to the mobile and security business, in particular with regards to the application of multiple-element accounting to implementation and professional services.

•	There is no contract management in place, and therefore there is no staff assigned to monitor and review new contracts.

Attestation Report of the Registered Public Accounting Firm

Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), the Company’s independent registered public accounting firm, has included an attestation report on our internal control over financial reporting, where Squar Milner expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  See the report of Squar Milner set forth above in Item 8.

Remediation of Material Weaknesses

The remediation plan has been initiated during the period prior to filing this Form 10-K report on April 1, 2015, as part of the restatement process. These remediation measures are:

•	The Company consulted an audit firm to assist us in respect of selected contracts on revenue recognition aspects under US GAAP;

•	Management analyzed the current and future desired business model to orient the company towards the most desirable type of contracts, based on overall company objectives (e.g. cash flow, profit margins, demands of the marketplace, revenue goals).

The following measures will be installed during the first half year of fiscal 2015:

•	Contract management. A contract management function will be installed, independent from the sales and operation functions. It will be part of the accounting /controlling team and will be held responsible for generating all sales contracts on approved company forms, ensuring that all necessary signatures are obtained, and maintaining files of all sales transactions. The files will include all documents related to revenue recognition. The contract manager will apply the revenue recognition rules, policies, and procedures to every transaction and prepare a “deal sheet” for each transaction that provides a basic analysis of its impact on revenue recognition. As the custodian of all revenue-related documents, the contract manager would serve as the company’s primary liaison with the auditors on all revenue issues.

•	Pricing issues. In transactions defined by the revenue recognition rules as “multiple element arrangements,” historical and third party pricing information must be collected for the purpose of establishing a ‘best estimate of selling price (BESP)’ database.

Remediation of a Prior Material Weakness in Internal Control over Financial Reporting

Elephant Talk’s management identified and disclosed in fiscal 2013 a material weaknesses in internal controls over financial reporting relating to accounting for complex transactions including accounting and valuations associated with business combinations, complex financial instruments, and disclosures surrounding income taxes.

Elephant Talk’s management has been engaged in the implementation of remediation efforts to address the material weakness in controls during fiscal 2014. These remediation efforts, outlined below, were specifically designed to address the material weaknesses previously identified by Elephant Talk’s management.

In response to the material weaknesses identified related to the accounting and financial reporting for the period ended December 31, 2013 we instituted the following measures during fiscal 2014 in order to remediate these weaknesses:

•	We consulted a professional valuation company to assist us in determining the value of warrants using a Monte-Carlo Simulation model, and providing an expert review layer to complex financing transactions for which there is no in-house relevant expertise; and
•	We appointed on March 25, 2014 two independent Directors to the Board of Directors (the “Board”). Effective April 1, 2014, Carl D. Stevens and Geoffrey Leland will join the Board, filling vacancies created following the 2013 annual meeting of stockholders in December 2013. As part of their appointment, Mr. Stevens and Mr. Leland will join Mr. Rijkman Groenink as members of the Board’s Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee;

•

The Tax Department started a process in fiscal 2014 for the periodic review and documentation of book-to-tax differences for the active companies, and for the identification and ongoing evaluation of uncertain tax positions in foreign tax jurisdictions. The implementation of this process did not result in any unrecorded deferred tax asset, deferred tax liabilities or uncertain tax positions as of December 31, 2014.

Management conclusion is that the previously reported material weakness no longer exists, and it has been remediated in the three counts described above.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Squar Milner (“SM”), our independent registered accounting firm for the fiscal year ended December 31, 2014, and BDO USA, LLP (“BDO”), our independent registered accounting firm for the fiscal year ended December 31, 2013. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

106

	2014	2013
Audit and Audit-related Fees	$400,754	$433,804
Tax Fees	-	$-
Other Fees	-	$-
Total Fees	$400,754	$433,804

Audit Fees and Audit-related Fees. These fees generally consist of professional services rendered for the audits of our consolidated financial statements and the effectiveness of our internal control over financial reporting and the review of our financial statements including on our Quarterly Reports on Form 10-Q for the 2014 (SM) and 2013 (BDO) fiscal years. The audit-related fees generally consist of interim procedures related to the performance of our audit or review of our financial statements that are traditionally performed by the independent registered public accounting firm and attendance at Audit Committee meetings.

Tax Fees. There were no fees billed by neither BDO nor Squar Milner for professional services rendered for tax compliance for the years ended December 31, 2014 and 2013.

Other fees. These fees represent services not included under Audit and Audit-related fees, including the provision of certain consents or certain procedures related to the issuance of our registration statements on Form S-3, Form S-1 or Form S-8, as applicable.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by Squar Milner and BDO in 2014 and 2013 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with SM maintaining its independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
2.1	Agreement and Plan of Merger between Elephant Talk Communication Corp. a Delaware corporation and Elephant Talk Communications, Inc., a California corporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed dated July 26, 2011).
3.1	Certificate of Merger (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K dated October 4, 2011).
3.2	Certificate of Incorporation of Elephant Talk Communication Corp., a Delaware corporation. (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013).
3.3	By-Laws (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A dated July 26, 2011).
4.1	Form of Corbin Warrant, dated November 17, 2014 between Elephant Talk Communications Corp. and Corbin Mezzanine Fund I, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 21, 2014)
4.2	Form of Conversion Letter Agreement, dated November 17, 2014 between Elephant Talk Communications Corp. and Saffelberg Investments NV. (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 21, 2014)
4.3	Form of Warrant, dated November 17, 2014 between Elephant Talk Communications Corp. and Saffelberg Investments NV. (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed on November 21, 2014)
10.1	Amendments to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, and May 27, 2009 by and between QAT II Investments S.A. and the Company, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 2, 2009).
10.2	Amendment to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, May 27, 2009, July 1, 2009 and July 8, 2009 by and between QAT II Investments S.A. and the Company, dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 21, 2009).
10.3	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company and the stockholders of ValidSoft Limited other than Enterprise Ireland (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated March 23, 2010).
10.4	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K dated March 23, 2010).
10.5	Securities Purchase Agreement by and among the Company and certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.6	Form of Senior Secured Convertible Note issued to certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.7	Security Agreement by and among the Company and its subsidiaries and certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.8	Form of Escrow Agreement by and among the Company, certain purchasers and The Wells Fargo Bank, National Association, dated March 29, 2012 (incorporated by reference to Exhibit 10.31 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.9	Subsidiary Guaranty by and among the Company and its subsidiaries and certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.10	Registration Rights Agreement by and among the Company and certain purchasers, dated March 30, 2012 (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.11	Contract between Vodafone Enabler Espana, S.L. and Elephant Talk Europe Holding, B.V., dated November 1, 2013.( incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

10.12	Credit Agreement, dated as of November 17, 2014, by and among Elephant Talk Europe Holding B.V., as the Borrower, Elephant Talk Communications Corp., as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 21, 2014)
10.13	Security Agreement, dated as of November 17, 2014, by and among Elephant Talk Europe Holding B.V., Elephant Talk Communications Corp., the other Grantors from time to time party hereto, and Atalaya Administrative LLC, as Collateral Agent. (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on November 21, 2014)
10.14	Trademark Security Agreement, dated as of November 17, 2014, between Elephant Talk Europe Holding B.V. and Atalaya Administrative LLC. (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on November 21, 2014).

21.1	Subsidiaries of the Registrant.( (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

23.1	Consent public accounting firm. Squar, Milner, Peterson, Miranda & Williamson, LLP (*)
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

99.1	Amendment No. 2 to the Amended and Restated Elephant Talk Communications Corp. 2008 Long-Term Incentive Compensation Plan .( incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14 A filed on August 11, 2014).

101.INS	XBRL Instance Document.(**)
101.SCH	XBRL Taxonomy Extension Schema Document.(**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(**)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(**)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(**)

*	Filed Herewith
**	Filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT TALK
COMMUNICATIONS CORP.

By:	/s/ Steven van der Velden
Name:	Steven van der Velden
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

	Chairman of the Board and Director	April 1, 2015
/s/ Steven van der Velden	(Principal Executive Officer)
Steven van der Velden
	Chief Financial Officer	April 1, 2015
/s/ Mark Nije	(Principal Financial and Accounting Officer)
Mark Nije

/s/ Geoffrey Leland	Director	April 1, 2015
Geoffrey Leland

	Director	April 1, 2015
Carl Stevens

/s/Yves van Sante	Director	April 1, 2015
Yves van Sante

/s/Francisco Ros	Director	April 1, 2015
Francisco Ros

/s/Jaime Bustillo	Director	April 1, 2015
Jaime Bustillo

