Form 10-K/A
period 2014-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2015-04-03
CIK 1084384

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Elephant Talk Communications Corp. (the “Company”) for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015 (the “Form 10-K”), is solely to (i) file Exhibit 101 to the Form 10-K in accordance with rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language): and (ii) correct a typo in first sentence of the second paragraph in Note 34 “Subsequent Event” to the financial statement included in the Form 10-K to indicate that the Company received a letter from Atalaya Capital Management LP on March 26, 2015, instead of March 24, 2015 as set forth in the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any disclosures made in the original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

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

On March 26, 2015, the Company received a letter from Atalaya Capital Management LP (the “Agent”), the agent for Corbin Mezzanine Fund I, L. P. (the “Lender”) referencing that certain Credit Agreement by and among the Company, the Lender and the Agent dated November 17, 2014.  The letter indicated that as a result of the termination of the Iusacell Agreement, certain events of default as defined in the Credit Agreement have occurred.  The Agent notified the Company that effective March 18, 2015 and for so long as an event of default shall be continuing, interest shall accrue and be payable by the Company in cash at the default rate as defined in the Credit Agreement.  The Agent and the Lender indicated in the letter that they will continue to monitor the default situation and reserve all their respective rights and remedies under the Credit Agreement.

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

Condensed consolidated balance sheets (unaudited)

	September 30,	Restatement	September 30,
	2014	adjustment	2014
	(UNAUDITED)	Unaudited	Unaudited Restated
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,176,650	$-	$1,176,650
Restricted cash	169,536	-	169,536
Accounts receivable, net of an allowance for doubtful accounts of $0 at September 30, 2014	6,754,447	(907,023)	5,847,424
Prepaid expenses and other current assets	2,319,310	-	2,319,310
Total current assets	10,419,943	(907,023)	9,512,920

NON-CURRENT ASSETS

OTHER ASSETS	1,093,977	-	1,093,977

PROPERTY AND EQUIPMENT, NET	19,603,707	-	19,603,707

INTANGIBLE ASSETS, NET	6,000,884	-	6,000,884

GOODWILL	3,490,242	-	3,490,242

TOTAL ASSETS	$40,608,753	$(907,023)	$39,701,730

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$425,144	$-	$425,144
Accounts payable and customer deposits	2,063,304	-	2,063,304
Obligations under capital leases (current portion)	1,828,083	-	1,828,083
Deferred Revenue	127,456	468,256	595,712
Accrued expenses and other payables	5,804,999	-	5,804,999
Loans payable	961,550	-	961,550
Total current liabilities	11,210,536	468,256	11,678,792

LONG TERM LIABILITIES
2013 10% 3rd Party Loan (net of Debt Discount of $410,853 at September 30, 2014)	4,663,227	-	4,663,227
Warrant liabilities	2,248,169	-	2,248,169
Non-current portion of obligation under capital leases	261,912	-	261,912
Non-current portion of deferred revenue	-	7,788,843	7,788,843
Total long term liabilities	7,173,308	7,788,843	14,962,151

Total liabilities	18,383,844	8,257,099	26,640,943

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 151,312,189 issued and outstanding as of September 30, 2014	260,616,570	-	260,616,570
Accumulated other comprehensive income (loss)	(2,003,871)	-	(2,003,871)
Accumulated deficit	(236,521,852)	(9,164,122)	(245,685,974)
Elephant Talk Communications, Corp. stockholders' equity	22,090,847	(9,164,122)	12,926,725

NON-CONTROLLING INTEREST	134,062	-	134,062
Total stockholders' equity	22,224,909	(9,164,122)	13,060,787

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,608,753	$(907,023)	$39,701,730

	For the three month				For the nine month
	period ended				period ended
	September 30, 2014	Restatement adjustments	Re- classifications	Restated	September 30, 2014	Restatement adjustments	Re- classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$7,298,988	$(2,853,749)	$-	$4,445,239	$20,690,609	$(5,788,665)	$-	$14,901,944

COST AND OPERATING EXPENSES
Cost of service (exclusive of depreciation and amortization shown separately below)	848,771	-	716,283	1,565,054	2,660,816	-	2,388,897	5,049,713
Product development	-	-	1,707,102	1,707,102	-	-	5,699,451	5,699,451
Sales and marketing	-	-	555,519	555,519	-	-	1,784,161	1,784,161
General and administrative	6,227,147	-	(2,978,904)	3,248,243	19,636,038	-	(9,872,509)	9,763,529
Depreciation and amortization	1,900,251	-	-	1,900,251	5,836,857	-	-	5,836,857
Total cost and operating expenses	8,976,169	-	-	8,976,169	28,133,711	-	-	28,133,711

LOSS FROM OPERATIONS	(1,677,181)	(2,853,749)	-	(4,530,930)	(7,443,102)	(5,788,665)	-	(13,231,767)

OTHER INCOME (EXPENSE)
Interest income	36,684	-	-	36,684	93,840	-	-	93,840
Interest expense	(260,295)	-	-	(260,295)	(895,453)	-	-	(895,453)
Interest expense related to debt discount and conversion feature	(1,287,717)	-	-	(1,287,717)	(3,197,749)	-	-	(3,197,749)
Changes in fair value of warrant liabilities	(103,311)	-	-	(103,311)	(274,635)	-	-	(274,635)
Gain / (Loss) on Extinguishment of Debt	626,534	-	-	626,534	626,108	-	-	626,108
Other income & (expense), net	301,199	-	-	301,199	372,597	-	-	372,597
Amortization of deferred financing costs	(73,789)	-	-	(73,789)	(323,246)	-	-	(323,246)
Total other income (expense)	(760,695)	-	-	(760,695)	(3,598,538)	-	-	(3,598,538)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(2,437,876)	(2,853,749)	-	(5,291,625)	(11,041,640)	(5,788,665)	-	(16,830,305)
(Benefit) / provision for income taxes	(44,938)	-	-	(44,938)	88,290	-	-	88,290
NET LOSS	(2,392,938)	(2,853,749)	-	(5,246,687)	(11,129,930)	(5,788,665)	-	(16,918,595)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(2,273,740)	-	-	(2,273,740)	(2,424,192)	-	-	(2,424,192)
COMPREHENSIVE LOSS	$(4,666,678)	$(2,853,749)	$-	$(7,520,427)	$(13,554,122)	$(5,788,665)	$-	$(19,342,787)

Net loss per common share and equivalents - basic and diluted	$(0.02)	$-	$-	$(0.04)	$(0.08)	$-	$-	$(0.12)

Weighted average shares outstanding during the period - basic and diluted	149,468,618	-	-	149,468,618	145,929,455	-	-	145,929,455

	Nine month period
	ended September 30, 2014	Restatement	Restated
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,129,930)	$(5,788,665)	$(16,918,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,836,857	-	5,836,857
Provision for doubtful accounts	(10,661)	-	(10,661)
Provision for income taxes	-	-	-
Stock based compensation	3,536,680	-	3,536,680
Change in fair value of conversion feature	-	-	-
Change in fair value of warrant liability	274,635	-	274,635
Amortization of deferred financing costs	323,246	-	323,246
Interest expense relating to debt discount and conversion feature	3,197,749	-	3,197,749
Unrealized foreign currency translation gain (loss)	(501,571)	-	(501,571)
Extinguishment of Debt	(626,108)	-	(626,108)
Changes in operating assets and liabilities:		-	-
Decrease (increase) in accounts receivable	(1,366,947)	(2,468,434)	(3,835,381)
Decrease (increase) in prepaid expenses, deposits and other assets	(101,971)	-	(101,971)
Increase (decrease) in accounts payable and customer deposits	362,685	-	362,685
Increase (decrease) in deferred revenue	(11,931)	8,257,099	8,245,168
Increase (decrease) in accrued expenses and other payables	1,493,594	-	1,493,594
Increase (decrease) in non-cash accrued expenses related to extinguishment of Debt	(426)	-	(426)
Net cash provided by (used in) operating activities	1,275,901	-	1,275,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,611,023)	-	(5,611,023)
Loan to third party	-	-	-
Net cash used in investing activities	(5,611,023)	-	(5,611,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing related fees	(125,793)	-	(125,793)
Payments on 8% Senior Secured Convertible Note installment payments and interest	-	-	-
Exercise of warrants and options	4,286,576	-	4,286,576
Interest paid for property and equipment acquired under capital leases	(57,079)	-	(57,079)
Net cash provided by financing activities	4,103,704	-	4,103,704

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	155,753	-	155,753
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,665)	-	(75,665)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	-	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,176,650	$-	$1,176,650

	June 30,		June 30,
	2014		2014
	(UNAUDITED)	restatement Unaudited	Restated Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$829,388	$-	$829,388
Restricted cash	191,703	-	191,703
Accounts receivable, net of allowance for doubtful accounts of $29,547 at June 30, 2014	8,223,963	(1,299,207)	6,924,756
Prepaid expenses and other current assets	2,619,882	-	2,619,882
Total current assets	11,864,936	(1,299,207)	10,565,729

NON-CURRENT ASSETS

OTHER ASSETS	1,288,246	-	1,288,246

PROPERTY AND EQUIPMENT, NET	20,711,832	-	20,711,832

INTANGIBLE ASSETS, NET	7,122,940	-	7,122,940

GOODWILL	3,740,646	-	3,740,646

TOTAL ASSETS	$44,728,600	$(1,299,207)	$43,429,393

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$413,958	$-	$413,958
Accounts payable and customer deposits	2,305,933	-	2,305,933
Obligations under capital leases (current portion)	1,898,346	-	1,898,346
Deferred revenue	163,848	468,256	632,104
Accrued expenses and other payables	6,592,945	-	6,592,945
Loans payable	963,051	-	963,051
Total current liabilities	12,338,081	468,256	12,806,337

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $518,463 at June 30, 2014)	4,940,798	-	4,940,798
10% Related Party Loan (net of Debt Discount of $17,786 at June 30, 2014)	2,711,844	-	2,711,844
Warrant liabilities	2,144,858	-	2,144,858
Non-current portion of obligation under capital leases	487,728	-	487,728
Non-current portion of deferred revenue	-	4,542,910	4,542,910
Loan from joint venture partner	626,534	-	626,534
Total long term liabilities	10,911,762	4,542,910	15,454,672

Total liabilities	23,249,843	5,011,166	28,261,009

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 146,525,302 issued and outstanding as of June 30, 2014 (unaudited)	255,328,306	-	255,328,306
Accumulated other comprehensive income	121,636	-	121,636
Accumulated deficit	(234,115,159)	(6,310,373)	(240,425,532)
Elephant Talk Communications, Corp. stockholders' equity	21,334,783	(6,310,373)	15,024,410

NON-CONTROLLING INTEREST	143,974	-	143,974
Total stockholders' equity	21,478,757	(6,310,373)	15,168,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,728,600	$(1,299,207)	$43,429,393

	For the three month				For the six month
	period ended				period ended
	June 30, 2014	Restatement adjustments	Re- classifications	Restated	June 30, 2014	Restatement adjustments	Re- classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$6,911,768	(1,839,328)	$-	$5,072,440	$13,391,621	(2,934,916)	$-	$10,456,705

COST AND OPERATING EXPENSES
Cost of service	828,581	-	1,020,106	1,848,687	1,812,045	-	1,672,614	3,484,659
Product development	-	-	2,280,532	2,280,532		-	3,992,349	3,992,349
Sales and marketing	-	-	664,807	664,807		-	1,228,642	1,228,642
General and administrative	7,432,784	-	(3,965,446)	3,467,338	13,408,891	-	(6,893,605)	6,515,286
Depreciation and amortization	1,928,392	-	-	1,928,392	3,936,606	-	-	3,936,606
Total cost and operating expenses	10,189,757	-	-	10,189,757	19,157,542	-	-	19,157,542

LOSS FROM OPERATIONS	(3,277,989)	(1,839,328)	-	(5,117,317)	(5,765,921)	(2,934,916)	-	(8,700,837)

OTHER INCOME (EXPENSE)
Interest income	29,545	-	-	29,545	57,156	-	-	57,156
Interest expense	(333,214)	-	-	(333,214)	(635,158)	-	-	(635,158)
Interest expense related to debt discount and conversion feature	(1,025,292)	-	-	(1,025,292)	(1,910,032)	-	-	(1,910,032)
Changes in fair value of warrant liabilities	38,948	-	-	38,948	(171,324)	-	-	(171,324)
Loss on Extinguishment of Debt	-	-	-	-	(426)	-	-	(426)
Other income and (expense), net	68,008	-	-	68,008	71,398	-	-	71,398
Amortization of deferred financing costs	(113,090)	-	-	(113,090)	(249,457)	-	-	(249,457)
Total other income (expense)	(1,335,095)	-	-	(1,335,095)	(2,837,843)	-	-	(2,837,843)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(4,613,084)	(1,839,328)	-	(6,452,412)	(8,603,764)	(2,934,916)	-	(11,538,680)
Provision (benefit) for income taxes	(2,209)	-	-	(2,209)	133,228	-	-	133,228
NET LOSS	(4,610,875)	(1,839,328)	-	(6,450,203)	(8,736,992)	(2,934,916)	-	(11,671,908)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss	(148,233)	-	-	(148,233)	(150,452)	-	-	(150,452)
COMPREHENSIVE LOSS	$(4,759,108)	(1,839,328)	$-	$(6,598,436)	$(8,887,444)	(2,934,916)	$-	$(11,822,360)

Net loss per common share and equivalents - basic and diluted	$(0.03)	-	$-	$(0.04)	$(0.06)	-	$-	$(0.08)

Weighted average shares outstanding during the period - basic and diluted	146,482,547	-	-	146,482,547	144,130,543	-	-	144,130,543

	For the six month period
	ended June 30, 2014	restatement	Restated
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,736,992)	$(2,934,916)	$(11,671,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,936,606	-	3,936,606
Provision for doubtful accounts	18,865	-	18,865
Share-based compensation	2,674,261	-	2,674,261
Change in the fair value of the warrant liability	171,324	-	171,324
Amortization of deferred financing costs	249,457	-	249,457
Interest expense relating to debt discount and conversion feature	1,910,032	-	1,910,032
Unrealized foreign currency translation gain/(loss)	(71,398)	-	(71,398)

Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Decrease (increase) in accounts receivable	(2,329,143)	(2,076,250)	(4,405,393)
Decrease (increase) in prepaid expenses, deposits and other assets	(346,129)	-	(346,129)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	210,932	-	210,932
Increase (decrease) in deferred revenue	16,994	5,011,166	5,028,160
Increase (decrease) in accrued expenses and other payables	1,910,256	-	1,910,256
Net cash provided by (used in) operating activities	(384,935)	-	(384,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(3,922,724)	-	(3,922,724)
Net cash used in investing activities	(3,922,724)	-	(3,922,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Fundraising fees	(90,000)	-	(90,000)
Exercise of warrants and Options	4,283,033	-	4,283,033
Net cash provided by financing activities	4,193,033	-	4,193,033

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(308,301)	-	(308,301)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(422,927)	-	(422,927)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	-	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$829,388	$-	$829,388

	March 31,		March 31,
	2014		2014
	(UNAUDITED)	restatement	Restated
		Unaudited	Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,918,046	$-	$3,918,046
Restricted cash	192,161	-	192,161
Accounts receivable, net of allowance for doubtful accounts of $11,307 at March 31, 2014	6,262,041	(1,228,374)	5,033,667
Prepaid expenses and other current assets	2,147,686	-	2,147,686
Total current assets	12,519,934	(1,228,374)	11,291,560

NON-CURRENT ASSETS

OTHER ASSETS	1,357,728	-	1,357,728

PROPERTY AND EQUIPMENT, NET	19,954,703	-	19,954,703

INTANGIBLE ASSETS, NET	7,903,149	-	7,903,149

GOODWILL	3,769,199	-	3,769,199

TOTAL ASSETS	$45,504,713	$(1,228,374)	$44,276,339

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$402,234	$-	$402,234
Accounts payable and customer deposits	2,419,325	-	2,419,325
Obligations under capital leases (current portion)	1,348,705	-	1,348,705
Deferred revenue	203,623	468,256	671,879
Accrued expenses and other payables	5,936,989	-	5,936,989
Loans payable	962,269	-	962,269
10% Related Party Loan (net of Debt Discount of $937,814 at March 31, 2014	1,812,506	-	1,812,506
Total current liabilities	13,085,651	468,256	13,553,907

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $623,726 at March 31, 2014)	4,876,914	-	4,876,914
Warrant liabilities	2,183,806	-	2,183,806
Non-current portion of obligation under capital leases	465,954	-	465,954
Non-current portion of deferred revenue	-	2,774,415	2,774,415
Loan from joint venture partner	614,169	-	614,169
Total long term liabilities	8,140,843	2,774,415	10,915,258

Total liabilities	21,226,494	3,242,671	24,469,165

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 146,364,577 issued and outstanding as of March 31, 2014	253,383,860	-	253,383,860
Accumulated other comprehensive income	267,650	-	267,650
Accumulated deficit	(229,518,039)	(4,471,045)	(233,989,084)
Elephant Talk Communications, Corp. stockholders' equity	24,133,471	(4,471,045)	19,662,426

NON-CONTROLLING INTEREST	144,748	-	144,748
Total stockholders' equity	24,278,219	(4,471,045)	19,807,174

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,504,713	$(1,228,374)	$44,276,339

	March 31, 2014	Restatement adjustments	Re-classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$6,479,853	$(1,095,588)	$-	$5,384,265

COST AND OPERATING EXPENSES
Cost of service	983,464	-	652,508	1,635,972
Product development	-	-	1,711,817	1,711,817
Sales and marketing	-	-	563,835	563,835
General and administrative	5,976,107	-	(2,928,159)	3,047,948
Depreciation and amortization	2,008,214	-	-	2,008,214
Total cost and operating expenses	8,967,785	-	-	8,967,785

LOSS FROM OPERATIONS	(2,487,932)	(1,095,588)	-	(3,583,520)

OTHER INCOME (EXPENSE)
Interest income	27,611	-	-	27,611
Interest expense	(301,944)	-	-	(301,944)
Interest expense related to Debt Discount and Conversion Feature	(884,740)	-	-	(884,740)
Change in fair value of warrant liabilities	(210,272)	-	-	(210,272)
Loss on extinguishment of debt	(426)	-	-	(426)
Other income and (expense)	3,390	-	-	3,390
Amortization of deferred financing costs	(136,367)	-	-	(136,367)
Total other income (expense)	(1,502,748)	-	-	(1,502,748)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,990,680)	(1,095,588)	-	(5,086,268)
Provision for income taxes	(135,437)	-	-	(135,437)
NET LOSS	(4,126,117)	(1,095,588)	-	(5,221,705)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss)	(2,219)	-	-	(2,219)

COMPREHENSIVE LOSS	$(4,128,336)	(1,095,588)	$-	$(5,223,924)

Net loss per common share and equivalents - basic and diluted	$(0.03)	-	$-	$(0.04)

Weighted average shares outstanding during the period - basic and diluted	141,752,128	-	-	141,752,128

	For the three months ended
	ended March 31, 2014	restatement	Restated
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,126,117)	$(1,095,588)	$(5,221,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,008,214	-	2,008,214
Provision for doubtful accounts	611	-	611
Stock based compensation	771,724	-	771,724
Changes in the fair value of the conversion feature	-	-	-
Change in the fair value of the warrant liability	210,272	-	210,272
Amortization of deferred financing costs	136,367	-	136,367
Interest expense relating to debt discount and conversion feature	884,740	-	884,740
Unrealized foreign currency translation gain/(loss)	(3,390)	-	(3,390)
		-
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Decrease (increase) in accounts receivable	(293,435)	(2,147,083)	(2,440,518)
Decrease (increase) in prepaid expenses, deposits and other assets	165,627	-	165,627
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	319,553	-	319,553
Increase (decrease) in deferred revenue	59,946	3,242,671	3,302,617
Increase (decrease) in accrued expenses and other payables	643,707	-	643,707
Net cash provided by (used in) operating activities	777,819	-	777,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(1,802,951)	-	(1,802,951)
Net cash used in investing activities	(1,802,951)	-	(1,802,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing related fees	(90,000)	-	(90,000)
Exercise of warrants and Options	4,093,480	-	4,093,480
Net cash provided by financing activities	4,003,480	-	4,003,480

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(312,617)	-	(312,617)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,665,731	-	2,665,731
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	-	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,918,046	$-	$3,918,046

	September 30,		September 30,
	2013	restatement	2013
	(UNAUDITED)	Unaudited	Restated Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,085,215	$-	$6,085,215
Restricted cash	495,983	-	495,983
Accounts receivable, net of allowance for doubtful accounts of $25,225 and $559,120 at September 30, 2013	4,173,398	(978,579)	3,194,819
Prepaid expenses and other current assets	2,531,602	-	2,531,602
Total current assets	13,286,198	(978,579)	12,307,619

NON-CURRENT ASSETS

OTHER ASSETS	1,382,857	-	1,382,857

PROPERTY AND EQUIPMENT, NET	18,663,407	-	18,663,407

INTANGIBLE ASSETS, NET	9,412,581	-	9,412,581

GOODWILL	3,707,903	-	3,707,903

TOTAL ASSETS	$46,452,946	$(978,579)	$45,474,367

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$380,550	$-	$380,550
Accounts payable and customer deposits	4,905,101	-	4,905,101
Deferred Revenue	428,473	-	428,473
Accrued expenses and other payables	5,816,271	-	5,816,271
Loans payable	962,418	-	962,418
10% Related Party Loan (net of Debt Discount of $2,385,206)	267,393	-	267,393
Total current liabilities	12,760,206	-	12,760,206

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $827,421)	4,477,780	-	4,477,780
Warrant liabilities	4,116,480	-	4,116,480
Trade note payable	593,903	-	593,903
Non-current portion of deferred revenue	-	1,888,891	1,888,891
Loan from joint venture partner	590,165	-	590,165
Total long term liabilities	9,778,328	1,888,891	11,667,219

Total liabilities	22,538,534	1,888,891	24,427,425

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common stock, .00001 par value, 250,000,000 shares authorized, 134,440,221 issued and outstanding as of September 30, 2013	243,294,324	-	243,294,324
Accumulated other comprehensive income (loss)	(242,647)	-	(242,647)
Accumulated deficit	(219,316,384)	(2,867,470)	(222,183,854)
Elephant Talk Communications, Corp. stockholders' equity	23,735,293	(2,867,470)	20,867,823

NON-CONTROLLING INTEREST	179,119	-	179,119
Total stockholders' equity	23,914,412	(2,867,470)	21,046,942

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,452,946	$(978,579)	$45,474,367

	For the Three Months				For the Nine Months
	Period ended				Period ended
	September 30, 2013	Restatement adjustments	Re- classifications	Restated	September 30, 2013	Restatement adjustments	Re- classifications	Restated
	(uaudited)	(uaudited)	(uaudited)	(uaudited)	(uaudited)	(uaudited)	(uaudited)	(uaudited)
REVENUES	$5,204,982	$(1,081,188)	$-	$4,123,794	$16,795,627	$(2,867,470)	$-	$13,928,157

COST AND OPERATING EXPENSES
Cost of service	1,080,174	-	468,402	1,548,576	6,093,968	-	1,560,310	7,654,278
Product development	-	-	1,354,105	1,354,105	-	-	4,523,208	4,523,208
Sales and marketing	-	-	623,644	623,644	-	-	2,229,013	2,229,013
General and administrative	5,442,869	-	(2,446,151)	2,996,718	18,823,614	-	(8,312,530)	10,511,083
Depreciation and amortization	1,543,687	-	-	1,543,687	4,699,906	-	-	4,699,906
Total cost and operating expenses	8,066,730	-	-	8,066,730	29,617,488	-	-	29,617,488

LOSS FROM OPERATIONS	(2,861,748)	(1,081,188)	-	(3,942,936)	(12,821,861)	(2,867,470)	-	(15,689,331)

OTHER INCOME (EXPENSE)
Interest income	33,773	-	-	33,773	89,020	-	-	89,020
Interest expense	(181,074)	-	-	(181,074)	(612,970)	-	-	(612,970)
Interest expense related to debt discount and conversion feature	(259,795)	-	-	(259,795)	(1,320,795)	-	-	(1,320,795)
Change in fair value of conversion feature	-	-	-	-	232,267	-	-	232,267
Loss on Extinguishment of Debt	(44,506)	-	-	(44,506)	(1,983,103)	-	-	(1,983,103)
Changes in fair value of warrant liabilities	173,333	-	-	173,333	519,349	-	-	519,349
Amortization of deferred financing costs	(44,076)	-	-	(44,076)	(116,482)	-	-	(116,482)
Total other income (expense)	(322,345)	-	-	(322,345)	(3,192,714)	-	-	(3,192,714)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,184,093)	(1,081,188)	-	(4,265,281)	(16,014,575)	(2,867,470)	-	(18,882,045)
Provision for income taxes	41,500	-	-	41,500	41,500			41,500

NET LOSS	(3,225,593)	(1,081,188)	-	(4,306,781)	(16,056,075)	(2,867,470)	-	(18,923,545)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	489,443	-	-	489,443	(807,208)	-	-	(807,208)
	489,443	-	-	489,443	(807,208)	-	-	(807,208)

COMPREHENSIVE LOSS	$(2,736,150)	$(1,081,188)	$-	$(3,817,338)	$(16,863,283)	$(2,867,470)	$-	$(19,730,753)

Net loss per common share and equivalents - basic and diluted	$(0.02)	$-	$-	$(0.03)	$(0.13)	$-	$-	$(0.16)

Weighted average shares outstanding during the period - basic and diluted	134,440,221	-	-	134,440,221	122,038,045	-	-	122,038,045

	For the nine months
	ended September 30, 2013	restatement	Restated
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,056,076)	$(2,867,470)	$(18,923,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,699,906	-	4,699,906
Provision for doubtful accounts	22,131	-	22,131
Provision for income taxes	41,500	-	41,500
Stock based compensation	5,639,124	-	5,639,124
Change in fair value of derivative instruments	2,668,764	-	2,668,764
Financial Investments in Joint Venture	-	-
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:		-
Decrease (increase) in accounts receivable	1,054,452	978,579	2,033,031
Decrease (increase) in prepaid expenses, deposits and other assets	(666,991)	-	(666,991)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(2,030,393)	-	(2,030,393)
Increase (decrease) in deferred revenue	177,635	1,888,891	2,066,526
Increase (decrease) in accrued expenses and other payables	1,859,634	-	1,859,634
Increase (decrease) in non-cash accrued expenses related to extinguishment of Debt	(890,997)	-	(890,997)
Net cash used in operating activities	(3,481,311)	-	(3,481,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,108,507)	-	(4,108,507)
Loan to third party	(125,000)	-	(125,000)
Net cash used in investing activities	(4,233,507)	-	(4,233,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	1,290,790	-	1,290,790
Proceeds from Share Purchase Agreement - Unregistered securities	225,000	-	225,000
Proceeds from Share Purchase Agreement - Registered direct	7,500,000	-	7,500,000
Proceeds from Share Purchase Agreement Related Party	4,500,000	-	4,500,000
Proceeds from 10% Affiliate Loan	2,652,600	-	2,652,600
Proceeds from 10% 3rd Party Loan	5,305,200	-	5,305,200
Fundraise fees	(1,362,124)	-	(1,362,124)
Payments on 8% convertible note installment payments and interest	(8,490,360)	-	(8,490,360)
Exercise of warrants & options	78,971	-	78,971
Cash from Escrow account for principal and interest payments on 8% Convertible notes	742,427	-	742,427
Net cash provided by financing activities	12,442,504	-	12,442,504

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	124,261	-	124,261
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,851,947	-	4,851,947
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	-	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,085,215	$-	$6,085,215

	June 30,		June 30,
	2013	restatement	2013
	(restated)	Unaudited	Restated Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,979,673	$-	$2,979,673
Restricted cash	483,120	-	483,120
Accounts receivable, net of allowance for doubtful accounts of $486,591 at June 30, 2013	3,408,278	(542,527)	2,865,751
Prepaid expenses and other current assets	2,194,320	-	2,194,320
Total current assets	9,065,391	(542,527)	8,522,864

OTHER ASSETS	621,182	-	621,182

PROPERTY AND EQUIPMENT, NET	17,065,123	-	17,065,123

INTANGIBLE ASSETS, NET	9,966,563	-	9,966,563

GOODWILL	3,381,418	-	3,381,418

TOTAL ASSETS	$40,099,677	$(542,527)	$39,557,150

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$369,859	$-	$369,859
Accounts payable and customer deposits	4,809,726	-	4,809,726
Deferred Revenue	482,381	-	482,381
Accrued expenses and other payables	6,566,324	-	6,566,324
Loans payable	962,418	-	962,418
12% Related Party Loan	975,763	-	975,763
Total current liabilities	14,166,471	-	14,166,471

LONG TERM LIABILITIES
Warrant liabilities	5,291,351	-	5,291,351
Trade note payable	869,450	-	869,450
Non-current portion of deferred revenue	-	1,243,755	1,243,755
Loan from joint venture partner	578,518	-	578,518
Total long term liabilities	6,739,319	1,243,755	7,983,074

Total liabilities	20,905,790	1,243,755	22,149,545

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common stock, no par value, 250,000,000 shares authorized, 133,139,900 issued and outstanding as of June 30, 2013	236,377,879	-	236,377,879
Accumulated other comprehensive loss	(1,266,977)	-	(1,266,977)
Accumulated deficit	(216,090,791)	(1,786,282)	(217,877,073)
Elephant Talk Communications Corp. stockholders' equity	19,020,111	(1,786,282)	17,233,829

NON-CONTROLLING INTEREST	173,776	-	173,776
Total stockholders' equity	19,193,887	(1,786,282)	17,407,605

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,099,677	$(542,527)	$39,557,150

	For the Three Months				For the Six Months
	Period ended				Period ended
	June 30, 2013	Restatement adjustments	Re- classifications	Restated	June 30, 2013	Restatement adjustments	Re- classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$4,994,145	$(1,429,896)	$-	$3,564,249	$11,590,645	$(1,786,282)	$-	$9,804,363

COST AND OPERATING EXPENSES
Cost of service	1,465,517	-	679,382	2,144,899	5,013,794	-	1,091,908	6,105,702
Product development	-	-	1,819,480	1,819,480	-	-	3,169,103	3,169,103
Sales and marketing	-	-	882,418	882,418	-	-	1,605,370	1,605,370
General and administrative	7,472,772	-	(3,381,280)	4,091,492	13,380,746	-	(5,866,381)	7,514,365
Depreciation and amortization	1,836,231	-	-	1,836,231	3,156,219	-	-	3,156,219
Total cost and operating expenses	10,774,520	-	-	10,774,520	21,550,759	-	-	21,550,759

LOSS FROM OPERATIONS	(5,780,375)	(1,429,896)	-	(7,210,271)	(9,960,114)	(1,786,282)	-	(11,746,396)

OTHER INCOME (EXPENSE)
Interest income	21,527	-	-	21,527	55,247	-	-	55,247
Interest expense	(208,144)	-	-	(208,144)	(431,896)	-	-	(431,896)
Interest expense related to debt discount and conversion feature	(502,972)	-	-	(502,972)	(1,061,000)	-	-	(1,061,000)
Change in fair value of conversion feature	372,059	-	-	372,059	232,267	-	-	232,267
Changes in fair value of warrant liabilities	346,016	-	-	346,016	346,016	-	-	346,016
Loss on Extinguishment of Debt	(1,938,597)	-	-	(1,938,597)	(1,938,597)	-	-	(1,938,597)
Amortization of deferred financing costs	(2,075)	-	-	(2,075)	(72,406)	-	-	(72,406)
Total other income (expense)	(1,912,186)	-	-	(1,912,186)	(2,870,369)	-	-	(2,870,369)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,692,561)	(1,429,896)	-	(9,122,457)	(12,830,483)	(1,786,282)	-	(14,616,765)
Provision for income taxes	-	-	-	-	-			-
NET LOSS	(7,692,561)	(1,429,896)	-	(9,122,457)	(12,830,483)	(1,786,282)	-	(14,616,765)
	-			-
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss	(534,887)	-	-	(534,887)	(1,296,649)			(1,296,649)
	(534,887)	-	-	(534,887)	(1,296,649)	-	-	(1,296,649)

COMPREHENSIVE LOSS	$(8,227,448)	$(1,429,896)	$-	$(9,657,344)	$(14,127,132)	$(1,786,282)	$-	$(15,913,414)

Net loss per common share and equivalents - basic and diluted	$(0.06)	$-	$-	$(0.08)	$(0.11)	$-	$-	$(0.13)

Weighted average shares outstanding during the period - basic and diluted	118,686,598	-	-	118,686,598	115,734,177	-	-	115,734,177

	For the six months
	ended June 30, 2013	restatement	Restated
	(restated)	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,830,483)	$(1,786,282)	$(14,616,765)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Depreciation and amortization	3,156,219	-	3,156,219
Provision for doubtful accounts	(68,679)	-	(68,679)
Stock-based compensation	4,405,959	-	4,405,959
Change in fair value of derivative instruments	2,493,720	-	2,493,720
Financial Investments in Joint Venture	-	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,679,337	542,527	2,221,864
Decrease (increase) in prepaid expenses, deposits and other assets	(406,790)	-	(406,790)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	(241,952)	-	(241,952)
Increase (decrease) in deferred revenue	246,755	1,243,755	1,490,510
Increase (decrease) in accrued expenses and other payables	476,333	-	476,333
Net cash used in operating activities	(1,089,581)	-	(1,089,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,262,540)	-	(2,262,540)
Net cash used in investing activities	(2,262,540)	-	(2,262,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12% Unsecured Loan from Related Party	1,290,790	-	1,290,790
Proceeds from Share Purchase Agreement – Unregistered securities	225,000	-	225,000
Proceeds from Share Purchase Agreement - Registered direct	7,500,000	-	7,500,000
Proceeds from Share Purchase Agreement Related Party	4,500,000	-	4,500,000
Fundraising fees	(707,500)	-	(707,500)
Payments on 8% convertible note installment payments and interest	(8,490,360)	-	(8,490,360)
Exercise of warrants & options	60,394	-	60,394
Cash from Escrow account for principal and interest payments on 8% Convertible Notes	742,427	-	742,427
Net cash provided by financing activities	5,120,751	-	5,120,751

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(22,225)	-	(22,225)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,746,405	-	1,746,405
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	-	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,979,673	$-	$2,979,673

	March 31,		March 31,
	2013	restatement	2013
	(UNAUDITED)	Unaudited	Restated Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$570,579	$-	$570,579.00
Restricted cash	664,679		664,679
Accounts receivable, net of an allowance for doubtful accounts of $558,438 at March 31, 2013	4,502,499	-	4,502,499
Prepaid expenses and other current assets	2,342,762		2,342,762
Total current assets	8,080,519	-	8,080,519

OTHER ASSETS	898,001	-	898,001

PROPERTY AND EQUIPMENT, NET	12,674,383	-	12,674,383

INTANGIBLE ASSETS, NET	9,495,999	-	9,495,999

GOODWILL	3,330,438	-	3,330,438

TOTAL ASSETS	$34,479,340	$-	$34,479,340

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$359,017	$-	$359,017
Accounts payable and customer deposits	5,738,518	-	5,738,518
Deferred Revenue	281,536	-	281,536
Accrued expenses and other payables	4,149,966	-	4,149,966
8% Convertible Note	4,701,714	-	4,701,714
Loans payable	961,525	-	961,525
Total current liabilities	16,192,276	-	16,192,276

LONG TERM LIABILITIES
8% Convertible Note	1,083,932	-	1,083,932
Conversion feature	451,779	-	451,779
Non-current portion of deferred revenue	-	356,386	356,386
Loan from joint venture partner	567,100	-	567,100
Total long term liabilities	2,102,811	356,386	2,459,197

Total liabilities	18,295,087	356,386	18,651,473

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common stock, no par value, 250,000,000 shares authorized, 113,369,656 issued and outstanding as of March 31, 2013	225,902,751	-	225,902,751
Accumulated other comprehensive income (loss)	(1,493,852)	-	(1,493,852)
Accumulated deficit	(208,398,230)	(356,386)	(208,754,616)
Elephant Talk Communications, Corp. stockholders' equity	16,010,669	(356,386)	15,654,283

NON-CONTROLLING INTEREST	173,584	-	173,584
Total stockholders' equity	16,184,253	(356,386)	15,827,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,479,340	$-	$34,479,340

	March 31, 2013
	(unaudited)	Restatement adjustments	Re- classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$6,596,500	$(356,386)	$-	$6,240,114

COST AND OPERATING EXPENSES
Cost of service	3,548,277	-	412,526	3,960,803
Product development	-	-	1,349,623	1,349,623
Sales and marketing	-	-	722,952	722,952
General and administrative	5,907,974	-	(2,485,101)	3,422,873
Depreciation and amortization	1,319,988	-	-	1,319,988
Total cost and operating expenses	10,776,239	-	-	10,776,239

LOSS FROM OPERATIONS	(4,179,739)	(356,386)	-	(4,536,125)

OTHER INCOME (EXPENSE)
Interest income	33,721	-	-	33,721
Interest expense	(223,752)	-	-	(223,752)
Interest expense related to debt discount and conversion feature	(558,028)	-	-	(558,028)
Change in fair value of conversion feature	(139,792)	-	-	(139,792)
Amortization of deferred financing costs	(70,332)	-	-	(70,332)
Total other income (expense)	(958,183)	-	-	(958,183)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,137,922)	(356,386)	-	(5,494,308)
Provision for income taxes	-	-	-	-
NET LOSS	(5,137,922)	(356,386)	-	(5,494,308)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(761,762)	-	-	(761,762)
	(761,762)	-	-	(761,762)

COMPREHENSIVE LOSS	$(5,899,684)	(356,386)	$-	$(6,256,070)

Net loss per common share and equivalents - basic and diluted	$(0.05)	-	$-	$(0.05)

Weighted average shares outstanding during the period - basic and diluted	112,748,951	-	-	112,748,951

	For the three months
	ended March 31, 2013	restatement	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,137,922)	$(356,386)	$(5,494,308)
Adjustments to reconcile net loss to net cash used in operating activities:		-	-
Depreciation and amortization	1,319,988	-	1,319,988
Provision for doubtful accounts	5,620	-	5,620
Stock based compensation	1,410,910	-	1,410,910
Change in the fair value of the converiosn feature	139,792	-	139,792
Amortization of deferred financing cost	70,332	-	70,332
Interest expense related to debt discount and conversion feature	558,028	-	558,028
Changes in operating assets and liabilities:			-
Decrease (increase) in accounts receivable	479,823	-	479,823
Decrease (increase) in prepaid expenses, deposits and other assets	(548,584)	-	(548,584)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	758,072	-	758,072
Increase (decrease) in deferred revenue	38,735	356,386	395,121
Increase (decrease) in accrued expenses and other payables	602,395	-	602,395
Net cash used in operating activities	(302,811)	-	(302,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(604,029)	-	(604,029)
Net cash used in investing activities	(604,029)	-	(604,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants & options	13,797	-	13,797
Cash from Escrow account for principal and interest payments on 8% Convertible notes	556,757	-	556,757
Cash used for principal repayments on 8% Convertible notes payment	(405,000)	-	(405,000)
Net cash provided by financing activities	165,554	-	165,554

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	78,598	-	78,598
NET DECREASE IN CASH AND CASH EQUIVALENTS	(662,689)	-	(662,689)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,233,268	-	1,233,268
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$570,579	$-	$570,579

(b)	The following exhibits are filed with this Report.

Number	Description
2.1	Agreement and Plan of Merger between Elephant Talk Communication Corp. a Delaware corporation and Elephant Talk Communications, Inc., a California corporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed dated July 26, 2011).
3.1	Certificate of Merger (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K dated October 4, 2011).
3.2	Certificate of Incorporation of Elephant Talk Communication Corp., a Delaware corporation. (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013).
3.3	By-Laws (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A dated July 26, 2011).
4.1	Form of Corbin Warrant, dated November 17, 2014 between Elephant Talk Communications Corp. and Corbin Mezzanine Fund I, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 21, 2014)
4.2	Form of Conversion Letter Agreement, dated November 17, 2014 between Elephant Talk Communications Corp. and Saffelberg Investments NV. (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 21, 2014)
4.3	Form of Warrant, dated November 17, 2014 between Elephant Talk Communications Corp. and Saffelberg Investments NV. (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed on November 21, 2014)
10.1	Amendments to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, and May 27, 2009 by and between QAT II Investments S.A. and the Company, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 2, 2009).
10.2	Amendment to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, May 27, 2009, July 1, 2009 and July 8, 2009 by and between QAT II Investments S.A. and the Company, dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 21, 2009).
10.3	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company and the stockholders of ValidSoft Limited other than Enterprise Ireland (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated March 23, 2010).
10.4	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K dated March 23, 2010).
10.5	Securities Purchase Agreement by and among the Company and certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.6	Form of Senior Secured Convertible Note issued to certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.7	Security Agreement by and among the Company and its subsidiaries and certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.8	Form of Escrow Agreement by and among the Company, certain purchasers and The Wells Fargo Bank, National Association, dated March 29, 2012 (incorporated by reference to Exhibit 10.31 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).

10.9	Subsidiary Guaranty by and among the Company and its subsidiaries and certain purchasers, dated March 29, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.10	Registration Rights Agreement by and among the Company and certain purchasers, dated March 30, 2012 (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.11	Contract between Vodafone Enabler Espana, S.L. and Elephant Talk Europe Holding, B.V., dated November 1, 2013.( incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013).
10.12	Credit Agreement, dated as of November 17, 2014, by and among Elephant Talk Europe Holding B.V., as the Borrower, Elephant Talk Communications Corp., as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 21, 2014)
10.13	Security Agreement, dated as of November 17, 2014, by and among Elephant Talk Europe Holding B.V., Elephant Talk Communications Corp., the other Grantors from time to time party hereto, and Atalaya Administrative LLC, as Collateral Agent. (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on November 21, 2014)
10.14	Trademark Security Agreement, dated as of November 17, 2014, between Elephant Talk Europe Holding B.V. and Atalaya Administrative LLC. (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on November 21, 2014).
21.1	Subsidiaries of the Registrant.( (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013).
23.1	Consent public accounting firm. Squar, Milner, Peterson, Miranda & Williamson, LLP *
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
99.1	Amendment No. 2 to the Amended and Restated Elephant Talk Communications Corp. 2008 Long-Term Incentive Compensation Plan .( incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14 A filed on August 11, 2014).

101.INS	XBRL Instance Document.(*)
101.SCH	XBRL Taxonomy Extension Schema Document.(*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(*)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(*)

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT TALK
COMMUNICATIONS CORP.

By:	/s/ Steven van der Velden
Name:	Steven van der Velden
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: April 3, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

	Chairman of the Board and Director	April 3, 2015
/s/ Steven van der Velden	(Principal Executive Officer)
Steven van der Velden
	Chief Financial Officer	April 3, 2015
/s/ Mark Nije	(Principal Financial and Accounting Officer)
Mark Nije

/s/ Geoffrey Leland	Director	April 3, 2015
Geoffrey Leland

	Director	April 3, 2015
Carl Stevens

/s/ Yves van Sante	Director	April 3, 2015
Yves van Sante

/s/ Francisco Ros	Director	April 3, 2015
Francisco Ros

/s/ Jaime Bustillo	Director	April 2, 2015
Jaime Bustillo