Form 10-K/A
period 2014-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2015-04-30
CIK 1084384

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

+ 1 (866) 901-3309

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K of Elephant Talk Communications Corp. (the “Company”) for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on April 1, 2015, as amended on April 7, 2015 (the “Form 10-K”), is solely to incorporate in its entirety Part III (Items 10, 11, 12, 13 and Item 14)..

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any disclosures made in the original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below is the principal occupation and employment of our directors, the business experience of each director for at least the past five years and certain other information relating to our directors.

Name	Age	Position(s) Held
Steven van der Velden	59	Chairman of the Board of Directors, President, Chief Executive Officer
Yves van Sante	55	Director
Geoffrey Leland (1)(3)	45	Director
Carl Stevens (1)(2)(3)	68	Director
Jaime Bustillo(1)(2)	57	Director
Dr. Francisco Ros(1)(2)(3)	64	Director

(1)	A member of the Audit and Finance Committee.
(2)	A member of the Nominating and Corporate Governance Committee.
(3)	A member of the Compensation Committee.

Steven van der Velden has been a director since October 2006 and our Chairman, President and Chief Executive Officer since October 2006. Mr. van der Velden has experience in consultancy, logistics, real estate development, telecommunications, e-commerce and investment management. He founded his first consultancy firm in 1983 and since then Mr. van der Velden has started over a dozen companies. Mr. van der Velden is involved in various Information Communication Technology ventures throughout Europe, North America and the Far East, and currently serves as Chairman of the board of directors of QAT Investments SA in Luxembourg. In 2000, he co-founded E-commerce Park NV, which has developed a 50,000 square foot data centre and Internet hosting facility, located on top of the various fiber optic landing points in Curacao. In 1994, Mr. van der Velden co-founded the ITA International Telemedia Association, known today as the Network for Online Commerce, and served as its first Chairman. In the same year, he co-founded InTouch Telecom SA/NV to offer a wide range of business and consumer telecom applications to the Belgian Market, and served as its CEO until the company was sold to Global TeleSystems, Inc. in 1999.  From 1988 until 1992, he served as the first Managing Director of Antillephone NV. Currently, he is a Director of Unicom NV. Between 1986 and 1988, Mr. van der Velden co-headed a team of 16 consultants, which advised on and implemented a wide range of measures to balance budgets and to restructure the internal organizations of the governments of both the Dutch Antilles and the island of Curacao. Mr. van der Velden earned his Master’s Degree in Business Administration from Rotterdam School of Management, the Netherlands, and a Master’s Degree in Law from Leiden University, the Netherlands.

Mr. van der Velden is well qualified to serve on our Board of Directors because of his 30 years of experience in management, 25 of which have been in telecommunications. In addition, Mr. van der Velden was selected because he is our Chief Executive Officer. Mr. van der Velden is the husband of the cousin of Mark Nije, our Chief Financial Officer. Other than the foregoing, there are no family relationships between any other director and executive officer.

Yves van Sante, has served as a director since May 2014. Mr. van Sante currently serves as a board member of various companies. From July 2011 to May 2014, Mr. van Sante was a board observer for our Company, following his service on our Board of Directors from October 2006 to July 2011. Mr. van Sante founded QAT Investments SA in 2002, where he currently serves as the Chief Executive Officer. QAT Investments SA is presently a majority shareholder of the Company. Concurrently, Mr. van Sante holds several management and board positions, specifically, he has served as the Chairman of the board of directors of EuroPochette NV, a cutlery pouch manufacturing company, since 2010 and as the Chairman of the board of directors of GMP, a Belgian factory of Plastic Extrusion Profiles, since 2007. In addition to his position as Chief Executive Officer of QAT Investments SA, Mr. van Sante has served as the Chief Executive Officer of QAT II Investments SA and QAT ARKIV NV since 2006 and QAT Investments III Coop. since 2011. Mr. van Sante has also served as the active Chairman of the board of directors for Sigura, a Belgian software company, since August 2013, the Buro Project, a Belgian company involved in office equipment, since January 2013, and IsoDomo, a Belgian construction company, since January 2014. Prior to founding QAT Investments SA, Mr. van Sante held various management positions in private companies, including such positions as the Managing Director of E-port NV, a call center in Ostend, Belgium, Advisor to the Management Board of Call-IT, a Dutch call center, and Vice-President of Business Services with GTS, a Pan-European telecommunications operator. Mr. van Sante studied Marketing, Communication and Commercial Management at the High School for Business Economics and Commercial Management in Ghent, Belgium in 1980.

Mr. van Sante is well qualified to serve on the Board of Directors because of his extensive telecommunications background and business experience as a board member to various companies. There are no family relationships between Mr. van Sante and any director or executive officer of the Company.

Geoffrey Leland has served as a director since April 2014. Mr. Leland is the Founder and Principal of LTR Advisory Limited, a Technology, Media and Telecommunications focused advisory company, which was formed in 2011. From 2000 to 2011, Mr. Leland was a member of the technology and telecoms team at Apax Partners SA, serving as Senior Associate, Principal, and Senior Principal. From 1998 to 2000, he served as a Associate at Cowen's London-based Technology Corporate Finance division. Prior to that, Mr. Leland worked in the Mergers and Acquisitions Division at Paribas in 1997. He started his career at Associés en Finance in Paris in 1993 until 1996. Mr. Leland served as a director of Vizada (which was acquired by The EADS Group), Odyssey Financial Technologies (which was acquired by Temenos), and Aims Software (which was acquired by SmartFocus Ltd.), as well as board observer of Cartesis (which was acquired by Business Objects), CCMX (merged with Cegid), DxO Labs, and Avisium (merged with Hubwoo). Mr. Leland received an M.B.A. with distinction (Beta Gamma Sigma) from UC Berkeley's Haas School and an undergraduate Bachelor's degree from the University of Pennsylvania.

Mr. Leland is well qualified to serve on the Board of Directors because of his significant experience in private equity related transactions, as well as his experience in the technology and telecommunications sectors. There are no family relationships between Mr. Leland and any director or executive officer of the Company.

Carl D. Stevens has served as director since April 2014. Mr. Stevens currently manages personal investments. From January 2006 to July 2011, Mr. Stevens was a member of the compensation committee of the board of directors of Diamondhead Casino Corporation. In June 2001, Mr. Stevens was named CEO and President of Cogient Corporation, a medical software and services provider. Mr. Stevens resigned as CEO of Cogient Corporation in January 2004 to manage his investments. From 1999 to 2001, Mr. Stevens was Division President of Infocast Corporation Inc. Mr. Stevens headed the Company’s efforts in the e-Learning and Virtual Contact Center divisions. From 1997 to 1999, Mr. Stevens served as President and CEO of ITC Corporation, (NYSE: ITC), a publisher and distributor of multimedia training materials with worldwide sales. Mr. Stevens spent 26 years with the IBM Corporation (NYSE: IBM), in various sales and management positions, including Branch Manager, Atlanta, Georgia. The Branch was responsible for the Southeast United States. Mr. Stevens also served as Program Director for Public Sector Sales for the United States and was the founder and manager of IBM’s National Distribution Divisions Contract Compliance Department. Mr. Stevens attended Indiana University where he majored in business administration. Mr. Stevens is a veteran of the United States Air Force.

Mr. Stevens is well qualified to serve on the Board of Directors because of his executive level experience as well as valuable knowledge he brings regarding the issues facing a board of directors. There are no family relationships between Mr. Stevens and any director or executive officer of the Company.

Jaime Bustillo has served as director since September 2014. Mr. Bustillo is the CEO of AIRIS mobile, a Spanish mobile virtual network operator and the Administrado of Bustillo Ramirez Solar SL, a solar power producer based in Spain. From 2000 to 2012, Mr. Bustillo held a number of senior positions at Vodafone Group Plc (“Vodafone”) (NASDAQ:VOD), a leading global telecommunications group. From May 2012 to December 2012, Mr. Bustillo was the Group Director of Networks Evolution for Vodafone. From January 2006 to April 2012, he served as Vodafone’s Chief Technical Officer Western Region, and was a member of Spain Excomm and the Vodafone Group Technology Board. From June 2004 to May 2009, Mr. Bustillo was a Member of the Board of Vizzavi España, a Vodafone subsidiary (renamed Vodafone Enabler España), and Chairman of the Board from June 2009 through May 2012. From 2000 to 2006, Mr. Bustillo held various positions at Vodafone, including, Head of Innovation and New Product Development, Member of Vodafone Group Global Product Management Council, Director of Customer Management for Vodafone Spain, and member of Vodafone Group CRM Council. Mr. Bustillo holds a Telecommunications Engineering degree from Universidad Politécnica de Madrid.

Mr. Bustillo is well qualified to serve on our Board of Directors because of his extensive technical knowledge of, and business experience in, the wireless telecommunications industry in Europe, particularly in the area of mobile virtual network operators. There are no family relationships between Mr. Bustillo and any director or executive officer of the Company.

Francisco Ros has served as director since September 2014. Dr. Ros is Executive President of First International Partners SL, a business consulting firm he founded in 2002. Since 2010, Dr. Ros has been a member of the Board of Directors of Qualcomm Incorporated (“Qualcomm”) (NASDAQ: QCOM), a world-leading provider of wireless technology and services, and has served as a member of Qualcomm’s Finance Committee since March 2014, and previously served as a member of Qualcomm’s Governance Committee. From July 2003 to April 2004, Dr. Ros served as a Senior Director of Business Development at Qualcomm Europe and Managing Director of Qualcomm Spain. Dr. Ros is also non-executive Chairman of Asurion Spain, Asurion being a large international company providing insurance, protection and support for mobile users, and Professor Ad-Honorem at Universidad Politécnica de Madrid, and serves as a senior advisor to Kreab Gavin Anderson, a communication consultancy company, and to venture capital funds Ambar Capital , and Invest Gala. From October 2012 to June 2013, Dr. Ros was a Director of Proteccion On-Line SL, a start-up company which is developing protection tools to encrypt internet files. From May 2004 through July 2010, Dr. Ros was Secretary of State (Vice Minister) of the Government of Spain, responsible for Telecommunications and the Development of the Information Society. From January 2000 to June 2002, Dr. Ros was Chairman and CEO of Alua/Broadband Optical Access SA, a telecommunications company he co-founded. From October 1998, Dr. Ros served as President and CEO of Unisource, a pan-European joint venture for advanced telecommunications. From April 1983 to November 1996, Dr. Ros held key positions within the Telefónica Group, including General Manager for Telefonica International at the time of its great expansion into Latin -America, and became Managing Director of the Telefónica holding company and member of its Executive Management Board. In 2011, Dr. Ros received the Great Cross of the Order of Civil Merit and the Great Plaque of Telecommunications and the Information Society, both granted by the Government of Spain. Dr. Ros holds two Ph.Ds: one in Telecommunications from the Universidad Politécnica de Madrid and a second in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology (MIT). He also holds a Telecommunications Advanced Engineering Degree from the Universidad Politécnica de Madrid and an M.S. in Electrical Engineering and Computer Science from MIT. In 1990, Dr. Ros received an advanced management degree from the Instituto de Estudios Superiores de la Empresa (IESE) in Madrid.

Dr. Ros is well qualified to serve on our Board of Directors because he has over 30 years of international experience in the telecommunications and IT sectors. He will bring extensive business knowledge and experience as a senior executive, government official, director and chairman of the board to the issues facing the Company. There are no family relationships between Dr. Ros and any director or executive officer of the Company.

Director Independence

Four of our current directors, Geoffrey Leland, Carl Stevens, Jaime Bustillo and Francisco Ros are “independent” under Section 803 of the Company Guide of the NYSE MKT LLC.

Board Committees

Our Board of Directors has established three standing committees, the Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the Board of Directors, each of which is available free of charge on our website, www.elephanttalk.com.

Audit and Finance Committee

Our Board of Directors has established an Audit and Finance Committee, presently composed of Messrs. Leland, Stevens, Ros and Bustillo. Mr. Leland and Mr. Stevens have served on the Audit and Finance Committee since April 2014 and Mr. Ros and Mr. Bustillo since September 2014. Mr. Leland serves as the Chairman of the Audit and Finance Committee. The Board of Directors has determined that Mr. Leland is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Leland’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Leland any duties, obligations or liabilities that are greater than those generally imposed on him as a member of the Audit and Finance Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit and Finance Committee or the Board of Directors. Our Board of Directors also determined that Mr. Leland has sufficient knowledge in reading and understanding financial statements to serve on the Audit and Finance Committee.

The Audit and Finance Committee met 10 times during 2014 and also acted by unanimous written consent 3 times in 2014. Each of the then-current members was present at all of the Audit and Finance Committee meetings held during 2014.

The Audit and Finance Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit and Finance Committee has a charter which is reviewed annually and performs several functions. The Audit and Finance Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor, and engages such independent auditor;

•	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditor;

•	reviews and approves related-party transactions;

•	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

•	oversees all aspects of our systems of internal accounting control and corporate governance functions on behalf of the Board of Directors; and

•	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the Board of Directors, including Sarbanes-Oxley implementation, and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

Nominating and Corporate Governance Committee

Our Board of Directors has established a Nominating and Corporate Governance Committee, presently composed of Messrs. Bustillo, Stevens and Ros. Mr. Stevens has served on the Nominating and Corporate Governance Committee since April 2014 and Mr. Bustillo and Mr. Ros since September 2014. Mr. Bustillo serves as the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing new potential director nominees to the Board of Directors for consideration.

The Nominating and Corporate Governance Committee met three times in 2014 and also acted by unanimous written consent 1 time in 2014. Each of the then-current committee members was present at all of the Nominating and Corporate Governance Committee meetings held during 2014.

The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. To recommend a nominee, please write to the Nominating and Corporate Governance Committee, c/o Alex Vermeulen, Elephant Talk Communications Corp., 100 Park Avenue, NYC, New York 10017, USA. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria it considers generally, discussed in this Proxy Statement under the heading entitled “Director and Officer Qualifications.” During 2014, we did not pay any fees to any third parties to assist in the identification of nominees.

Compensation Committee

Our Board of Directors has established a Compensation Committee composed of Messrs. Stevens, Leland and Mr. Ros. Mr. Leland and Mr. Stevens have served on the Compensation Committee since April 2014 and Mr. Ros since September 2014. Mr. Stevens serves as the Chairman of the Compensation Committee. The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as our benefit and insurance plans.

The Compensation Committee met five times during 2014. Each of the then-current committee members was present at all of the Compensation Committee meetings held during 2014.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2014, the Compensation Committee did not engage any such compensation consultants or advisers.

Director and Executive Officer Qualifications

The Nominating and Corporate Governance Committee does not have a formal diversity policy and it has not formally established any specific, minimum qualifications that must be met by each of our executive officers or directors or specific qualities or skills that are necessary for one or more of our executive officers or members of the Board of Directors to possess. However, our Nominating and Corporate Governance Committee generally evaluates and recommends candidates with a focus on the following qualities: educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and ability to represent the best interests of our stockholders.

Our executive officers and Board of Directors are composed of a diverse group of leaders. In their prior positions, they gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management and leadership development. Most of our executive officers and directors also have experience serving on boards of directors and board committees of other public companies or private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges and strategies.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors determines what corporate leadership structure it deems appropriate for the Company based on factors such as the experience of the applicable individuals, the current business environment of the Company, the current stage of development and commercialization of our business, as well as other relevant factors.

The Board of Directors is also responsible for oversight of our risk management practices, while management is responsible for the day-to-day risk management processes. Our Board of Directors does not have a policy regarding the separation of the offices of Chairman of the Board of Directors and Chief Executive Officer. Our Board believes that it is important to retain the flexibility to combine or separate the responsibilities of the offices of Chairman of the Board of Directors and Chief Executive Officer, as it may determine from time to time, may be in the best interests of the Company.

Currently, our Chief Executive Officer serves as the Chairman of our Board of Directors. We believe that this structure is appropriate because it allows one person to speak for and lead the Company and the Board of Directors. In our view, splitting the roles would potentially have the consequence of making our management and governance processes less effective than they are today through a blurring of clear lines of accountability and responsibility, without any clear offsetting benefits.

Attendance at Board, Committee and Stockholder Meetings

Our Board of Directors met in person and telephonically 15 times during 2014 and also acted by unanimous written consent 11 times. Each of the then current members of our Board of Directors was present at 75% or more of the Board of Directors meetings held. With the exception of Mr. Groenink, all the then current members of the Board attended the 2014 annual meeting of stockholders. We have encouraged, but do not require, all of our directors to be in attendance at the Annual Meeting either in person or by remote communication. In addition, we have encouraged, but do not require, our directors to attend future annual meetings of stockholders in person.

Stockholder Communications

Stockholders wishing to communicate with the Board of Directors may direct such communications to the Board of Directors c/o the Company, Attn: Alex Vermeulen, 100 Park Avenue, NYC, New York 10017, USA. Mr. Vermeulen will present a summary of all stockholder communications to the Board of Directors at subsequent meetings of the Board of Directors. The directors will have the opportunity to review the actual communications at their discretion.

Executive Officers and Significant Employees

Listed below are the names of the executive officers and significant employees of the Company, their ages as of April 30, 2015 and positions held:

Name	Age	Position(s) Held
Steven van der Velden	59	Chairman of the Board of Directors, Chief Executive Officer and President
Martin Zuurbier	55	Chief Technical Officer and Co-President Platform activities
Armin Hessler	53	Co-President Platform activities
Mark Nije	52	Chief Financial Officer
Patrick Carroll	56	Executive Chairman – ValidSoft (our subsidiary)
Paul Burmester	51	Chief Executive Officer – ValidSoft (our subsidiary )
Alex Vermeulen	60	General Counsel

Executive Officers

Steven van der Velden Please see biographical information under Steven van der Velden above under the heading entitled “Information About the Nominees.”

Martin Zuurbier has been our Chief Technical Officer since January 2007 and is also since April 2015 Co-President of our Platform activities. Mr. Zuurbier served as a director from January 2007 through July 2012. In June 2012, Mr. Zuurbier resigned from the Board of Directors. From January 2005 until January 2007, Mr. Zuurbier had been the Chief Operating Officer and Chief Technology Officer of Benoit Telecom Holding AG, a telecom service provider in Europe that was acquired by us in January 2007. From December 1999 to December 2004, Mr. Zuurbier served as director and was the founder of Vocalis Telecom Group located in the Netherlands and Switzerland. Mr. Zuurbier was responsible for building, maintaining and operating a telecommunications network spanning eight countries in Europe, including all back-office, billing and client provisioning management systems. From January 1995 to June 1999, Mr. Zuurbier was directly involved in the telecommunications industry and was involved in the development of new switching technology in collaboration with hardware manufacturer Dialogic, implementation of the Amsterdam Carrier Ring in 1999 with COLT Telecom BV as the launch customer, and negotiating increased capacity on behalf of various international telecommunications companies. Prior to 1995, Mr. Zuurbier was involved in the production of television commercials for the European market.

Mark Nije was general manager in Europe of Benoit Telecom Group from the end of 2004 through January 2007. Mr. Nije was appointed Chief Financial Officer of the Company in December 2008. Mr. Nije has experience in finance, project management, business development, investment management, logistics and telecommunications. Mr. Nije started as project manager and management consultant for Tebodin Consulting Engineers and Reitsma & Wertheim M&A specialists, in the Netherlands. In 1990, he co-founded Logistic Management International NV (LMI), an international cargo transportation and airport handling company at the airport of Curacao, in the Netherlands Antilles. During those years, he served as a board member and vice-chairman of the Curacao Exporters Association. From 2000 to 2002, Mr. Nije was co-founder and director of PickYourGifts BV, an internet start-up. In 2003, he became partner of QAT Investments SA, the Luxemburg venture capital fund, where he has been active as investment manager and/or board member in various ICT related ventures of QAT. Currently, he is a member of the Dutch Association of CEOs and Directors (NCD). Mr. Nije earned his Master’s Degree in Business Administration from the Rotterdam School of Management, Erasmus University, the Netherlands, and a Bachelor of Science Degree in Building Construction Management from the University of Reading, United Kingdom.

Mr. Nije is a cousin of the wife of Mr. van der Velden. Other than the foregoing, there are no family relationships between any other director and executive officer.

Patrick Carroll is the Founder of ValidSoft UK Limited (“ValidSoft”), which we acquired in 2010. Mr. Carroll served as ValdiSoft’s CEO from 2003 until November 2013. Mr. Carroll is currently an executive Chairman of ValidSoft’s board of directors. ValidSoft is a software engineering company that develops advanced security software solutions to help global institutions counter the most sophisticated card and electronic fraud consistent with leading independent research thinking. Prior to founding ValidSoft, Mr. Carroll was employed as Head of Electronic Trading Technology in Europe for Goldman Sachs International, where his responsibilities included technical strategy related to Electronic Trading, Client Connectivity and Straight Through Processing (STP). Mr. Carroll has over 25 years of extensive financial services and technical experience and has previously worked in a senior capacity at J.P Morgan, Credit Suisse Financial Products and Bankers Trust Company.

Paul Burmester has served as the CEO of ValidSoft since November 2013. Since January 2011, Mr. Burmester has been a strategic advisor, angel investor, and mentor for a number of early, mid, and late stage technology companies, mentoring and giving strategic advice and support as required in order to drive such companies to market success. Mr. Burmester also advises several Private Equity, Venture Capital, and Incubator funds with regard to their technology investments. From February 2012 through February 2013, Mr. Burmester was the Senior Vice President and General Manager at MobiTV, a privately funded San Francisco-based company, undertaking a one-year contract to build and execute an international strategy in Europe, the Middle East, and Africa. From July 2006 through April 2010, Mr. Burmester was the Chief Commercial Officer and Executive Vice President of Sales and Marketing at SpinVox, which was sold to Nuance in December 2009.

Alexander Vermeulen In 2006, Mr. Vermeulen started working for us as a consultant and, in 2007, he joined us full time as General Counsel. Mr. Vermeulen worked for twenty years as a manager of ING, one of Europe’s leading financial groups. He served amongst others as General Manager in the Caribbean area and General Manager Postbank Insurances, a leading direct underwriter in the Netherlands. In Italy, he was responsible for all the life insurance activities of ING and was a director of various ING entities, including the fund investment company, ING Investment Management Italia S.G.R., S.p.A. In 2003, Mr. Vermeulen started his own consulting company in Italy, initially with advisory services in the life insurance market and broadening later on to other sectors. Mr. Vermeulen holds a Master’s degree in Law from Leiden University, the Netherlands.

Significant Employees

Armin Hessler has served as the Co-President of our Platform activities since April 2015. Dr. Armin G. Hessler (1962) Co-President mobile platform business. He headed Vodafone's Global Data Center Management, Service Excellence and Enterprise IT, Strategy & Innovation. Before that he was Director IT Operations & IT Customer Services and Director Global Web Enablement at Vodafone. Prior to that Mr. Hessler served Terenci AG (Mobile b2b Solutions), Mannesmann AG (Director International Projects), AT&T-Unisource NV (Director Operations). He also served Telefónica de España (Spain) and was Associate Professor (University of Technology Aachen, Germany). Armin holds various university degrees, studied/served at the University of Technology Aachen, Universidad de Barcelona and as "Visiting Doctoral Fellow" at the Wharton School of Business.

None of our directors or executive officers have been involved in any legal proceeding enumerated in Regulation S-K Item 401 within the time periods described in that regulation.

Section16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our directors and corporate executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2014, there were untimely filed Forms 3, 4 and 5 as outlined herein, specifically: (i) two reports on Form 4 covering two transactions filed by Patrick Carroll; (ii) two reports on Form 4 covering two transactions filed by Rijkman Groenink; (iii) one report on Form 4 covering one transaction filed by Paul Burmester; (iv) one report Form 3 by Yves Van Sante; (v) one report on Form 4 covering one transaction by Carl Stevens; (vi) one report Form 4 covering one transaction by Geoffrey Leland.

Compensation Committee Interlocks and Insider Participation

For the majority of fiscal year 2014, the Compensation Committee consisted of three independent directors, being Mr. Carl Stevens (Chairman), Mr. Geoffrey Leland, Mr. Groenink (till September 12, 2014) and Dr. Francisco Ros (since September 12, 2014). Mr. Groenink was not available for re-election on the Board at the 2014 Annual Shareholders meeting of September 12, 2014. There are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors required to be reported under the rules and regulations of the Exchange Act. None of the Compensation Committee members were involved in any transactions requiring disclosure as a related party transaction under the rules of the Exchange Act.

Legal Proceedings Involving Officers and Directors

Unless otherwise indicated in this report, to the knowledge of the Company after reasonable inquiry, during the past ten years, no current director, executive officer of the Company or any promoter who was a promoter at any time during the past five fiscal years, has (1) been subject to a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; (4) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity; (5) been was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; (6) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (7) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (8) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no material pending legal proceedings to which any of the individuals listed above is party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Code of Conduct

We have adopted a code of conduct that outlines the principles, policies and laws that govern our activities and establishes guidelines for conduct in the workplace. The code of conduct applies to all employees, as well as each member of our Board of Directors. All employees are required to read the code of conduct and affirm in writing their acceptance of the code. Our code of conduct is posted on our website, www.elephanttalk.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct by posting such information on our website, www.elephanttalk.com. A copy of our code of conduct is also available in print, without charge, upon written request to Elephant Talk Communications Corp., 100 Park Avenue, NYC, New York 10017, USA, Attn: Alex Vermeulen.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This discussion and analysis of compensation arrangements with our named executive officers is intended to provide context for the decisions underlying the compensation paid to our named executive officers for the fiscal year ended December 31, 2014 and should be read together with the compensation tables and related disclosures set forth below.

Our Compensation Objectives

We strive to establish compensation practices and provide compensation opportunities that attract, retain and reward our executives and strengthen the mutuality of interests between our executives and our stockholders in order to motivate them to maximize stockholder value. Typically, an executive officer’s total compensation should consist of a combination of cash payments and equity awards, to achieve a balance between productive short- and long-term performance. The cash component of our compensation primarily consists of base salary and cash incentive payments upon the achievement of certain corporate objectives. The equity component of our compensation program is designed to align the interests of management with those of our stockholders.

In 2011, the Compensation Committee gathered information from independent sources and determined a list of appropriate peer companies for purposes of compensation ranges for the executive officers. In 2014, the Compensation Committee determined the compensation for executive officers based on recommendations from the Chief Executive Officer and comparison with the peer companies.

Our named executive officers are permitted to elect to receive payment of base salary and bonuses in cash or in shares of our common stock. In 2014 Mr. Carroll elected to receive common stock in lieu of part of his base compensation. In addition, our Compensation Committee approved certain stock option awards for our named executive officers in line with our policy to provide equity awards as a component of overall compensation. For more information, see the section titled “Outstanding Equity Awards at Fiscal Year-End.”

Consideration of 2012 “Say on Pay” Advisory Vote

At our 2012 annual meeting of stockholders, for our advisory stockholder vote on executive compensation, approximately 64% of the shares that were voted by our stockholders approved our executive compensation described in our Proxy Statement for the 2012 annual meeting of stockholders filed with the SEC on August 23, 2012. The Compensation Committee viewed the results of this vote as a confirmation that the Company’s stockholders support the compensation policies and practices of the Company. At the 2012 annual meeting of stockholders, it was also decided that such a vote should be held only every three years. Accordingly, the next advisory vote on executive compensation will take place at our 2015 annual meeting of stockholders.

Incentive Bonus for Named Executive Officers

It is the Compensation Committee’s objective to have a substantial portion of each named executive officer’s compensation contingent upon the achievement of corporate objectives. At the beginning of each year, our Chief Executive Officer discusses corporate objectives with the Compensation Committee to be used in the bonus plan. The Compensation Committee reviews the objectives with the Chief Executive Officer and then determines which objectives will be approved and in effect for such fiscal year. In 2014, the Compensation Committee approved the corporate objectives with modifications from the objectives suggested by our Chief Executive Officer. In 2014, each of our named executive officers was eligible to receive a cash bonus, subject to satisfaction of the corporate objectives, of up to a percentage of their base salary as set forth below:

•	Steven van der Velden	60%
•	Martin Zuurbier	50%
•	Paul Burmester	50%
•	Mark Nije	40%
•	Alex Vermeulen	35%

The target bonus amounts are established by the Compensation Committee at the beginning of each year and are based primarily on the Compensation Committee’s understanding of the compensation arrangements for similar positions in the industry. The bonus amounts may be paid in cash, common stock or a combination thereof as determined by the Compensation Committee.

At the end of the year, our Chief Executive Officer evaluates the achievement of the corporate objectives and then recommends an incentive award or bonus for each of the executive officers to the Compensation Committee. In 2014, the corporate objectives on which bonuses were determined for our named executive officers are as follows:

•	Cash flow	33.3%
•	Revenue	33.3%
•	Deal closure	33.3%

It was determined that Cash Flow and Revenue targets would only count if the targets were met in full. If the Revenue target were to be exceeded, the bonus for this category would have been raised pro rata with a cap of 100%. For 2014, the Compensation Committee’s final review of the corporate objectives and the extent to which such corporate objectives were satisfied by the named executive officers was completed in March 2015. No bonuses were recognized.

We believe the structure of the corporate objectives, set by the Compensation Committee, along with overall company performance, creates incentives that align management’s interests with the interests of our stockholders.

Any bonus allocation on performance levels of any executive officer is only determined after the completion of the applicable fiscal year and such bonus allocation is based on achieved targets and overall performance for that fiscal year. It is our policy that no portion of any incentive awards is paid until the completion of the fiscal year for which the award is determined. We believe this helps to prevent the need for adjustment or recovery of incentive award payments based on the Compensation Committee’s review of actual results and satisfaction of corporate objectives.

Compensation of Executive Officers Summary Table

The following table sets forth all annualized compensation earned by our named executive officers during the the fiscal years ended December 31, 2014, 2013 and 2012. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, Chief Technical Officer and Co-President of our Platform Activities, Chief Financial Officer, the Executive Chairman and Chief Executive Officer of ValidSoft and General Counsel.

SUMMARY COMPENSATION TABLE

Name and principle position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)		All Other Compensation ($)		Total ($)

Steven van der Velden	2014	$403,974	(a)	$-	(e)	0	$0	(g)	$0		$403,974
(President and Chief	2013	$299,445	(a)	$89,809	(f)	-	$1,268,999	(g)	$12,742	(m)	$1,670,995
Executive Officer)	2012	$295,307	(a)	$-		-	$-		$14,244	(m)	$309,551

Martin Zuurbier	2014	$403,974	(a)	$-	(e)	0	$0		$0		$403,974
(Chief Operating Officer)	2013	$299,445	(a)	$74,841	(f)	-	$342,096	(h)	$-		$716,382
	2012	$295,307	(a)	$-		-	$-		$-		$295,307

Mark Nije	2014	$282,782	(b)	$-	(e)	0	$0		$0		$282,782
(Chief Financial Officer)	2013	$275,805	(b)	$55,146	(f)	-	$228,064	(i)	$-		$559,015
	2012	$271,993	(b)	$-		-	$-		$-		$271,993

Patrick Carroll	2014	$282,782	(b)	$-	(e)	0	$0		$31,237	(m)	$314,019
(Chairman ValidSoft)	2013	$275,805	(b)	$68,933	(f)	-	$342,096	(j)	$2,581	(m)	$689,415
	2012	$271,993	(b)	$-		-	$-		$4,498	(m)	$276,491

Paul Burmester	2014	$289,980	(c)	$-	(e)	0	$0		$0		$338,458
(Chief Executive Officer	2013	$46,042	(c)	$-		0	$404,135	(k)	$0		$450,177
ValidSoft)	2012	$-		$-		-	$-		$-		$-

Alex Vermeulen	2014	$193,908	(d)	$-	(e)	0	$0		$0		$193,908
(General Counsel)	2013	$189,123	(d)	$33,088	(f)	-	$114,032	(l)	$-		$336,243
	2012	$186,510	(d)	$-		-	$-		$-		$186,510

*Mr. Carroll served as the Chief Executive Officer of ValidSoft until November 2013. Currently, he serves as an executive Chairman of ValidSoft.

(1)	These are the base salaries before any bonus and or non-cash awards. The base salary is determined and paid on a monthly basis in euros, therefore, calculations include exchange results from euros to U.S. dollars. Payment can be elected either in cash or in shares in lieu of salary and bonus. When officers opt for payment in shares there is a 25% discount on the purchase price. The amounts, however, are shown at fair market value by using the share price of the preceding month closing price. In principle, officers may earn up to approximately 33% more than the ‘agreed’ cash salary in the event they elect to receive 100% compensation in shares. Such beneficial discount is included in “All Other Compensation” at the fair market value of the equity, reduced by the denominated value in U.S. dollars of the cash salary used for this ‘exchange’ into non-cash compensation. Mr. van der Velden for 2012 and 2013 and Mr. Carroll for the years of 2012, 2013, and 2014 elected to receive part of their base salary in shares, which is reported in the Grant of Plan-Based Awards table.

(2)	The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the named executive officers in 2012, 2013 and 2014, respectively. We estimate the fair value of awards on the grant date using the Black-Scholes option pricing model. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in Note 26 to the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended. Note that the amounts reported in this column reflect the Company’s accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the named executive officers from the award. Pursuant to SEC rules, the amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions.

(a)	These amounts have been agreed in euro. Amounts for 2012, 2013 are EUR 228,000 and 2014 is all EUR 300,000. The average exchange rate is $1.347 for 2014, $1.313 for 2013 and $1.295 for 2012. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(b)	These amounts have been agreed in euro. Amounts for 2012, 2013 and 2014 are all EUR 210,000. The average exchange rate is $1.347 for 2014, $1.313 for 2013 and $1.295 for 2012. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(c)	These amounts have been agreed in British pounds, and for 2013 is £28,486.16 (less than two months of service) and in 2014 £180,000. The average exchange rate is $1.616 for 2013 being the exchange rate of the first working day of the final quarter in 2013 and $1.661 in 2014 being the average of the 4 exchange rates used during 2014 by using the exchange rate of the first working day of each quarter.

(d)	These amounts have been agreed in euro. Amounts for 2012, 2013 and 2014 are all EUR 144,000. The average exchange rate is $1.347 for 2014, $1.313 for 2013 and $1.295 for 2012. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(e)	For 2014, the Compensation Committee’s final review of the corporate objectives and the extent to which such corporate objectives were satisfied by the named executive officers was completed in March 2015. No bonuses were recognized.
(f)	For 2013, the Compensation Committee’s final review of the corporate objectives and the extent to which such corporate objectives were satisfied by the named executive officers was completed in July 2014 and paid in the last quarter of 2014.
(g)	Comprised of 480,000 options granted with an exercise price of $0.91, 480,000 options granted with an exercise price of $1.91, 480,000 options granted with an exercise price of $2.91 and 1,200,000 options with an exercise price of $0.94 valued using a Black & Scholes valuation model. The foregoing options fully vested in 2013. In addition but not included in this number are 1,460,000 options with an exercise price of $0.94 that were awarded in 2013 and will become exercisable based upon satisfaction of certain performance goals to be established by the Compensation Committee of the Board of Directors for the calendar years 2015 and 2016. Another 1,240,000 options were awarded in 2014 and will become exercisable based upon satisfaction of certain performance goals to be established by the Compensation Committee of the Board of Directors for the calendar years 2016 and 2017. Any Black and Scholes value will be reported as compensation when the options will have become actually earned and exercisable.
(h)	Comprised of 360,000 options granted with an exercise price of $0.91, 360,000 options granted with an exercise price of $1.91, 360,000 options granted with an exercise price of $2.91 valued using a Black & Scholes valuation model. These options fully vested in 2013.
(i)	Comprised of 240,000 options granted with an exercise price of $0.91, 240,000 options granted with an exercise price of $1.91, 240,000 options granted with an exercise price of $2.91 valued using a Black & Scholes valuation model. These options fully vested in 2013.
(j)	Comprised of 360,000 options granted with an exercise price of $0.91, 360,000 options granted with an exercise price of $1.91, 360,000 options granted with an exercise price of $2.91 valued using a Black & Scholes valuation model. These options fully vested in 2013.
(k)	Comprised of 900,000 options with an exercise price of $0.6228 valued using a Black & Scholes valuation model. The foregoing options fully vested in 2013. In addition but not included in this number are 2,700,000 options with an exercise price of $0.6228 that were awarded in 2013 and will become exercisable based upon satisfaction of certain performance goals to be established by the Compensation Committee of the Board of Directors for the calendar years 2015, 2016 and 2017. Any Black and Scholes value will be reported as compensation when the options will have become actually earned and exercisable.
(l)	Comprised of 120,000 options granted with an exercise price of $0.91, 120,000 options granted with an exercise price of $1.91, 120,000 options granted with an exercise price of $2.91 valued using a Black & Scholes valuation model. The options fully vested in 2013.
(m)	This value represents the 25% purchase price discount the named executive officer received by way of electing equity compensation in lieu of cash compensation.

Grants of Plan-based Awards

The following table sets forth awards made to the named executive officers in 2014 under all of the existing plans.

GRANT OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of shares of	All Other Stock Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name and principle position	Grant- date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stocks or Units (#)	Underlying Options(#)	Awards ($/Sh)	and Option Awards ($)
Steven van der Velden	1-Jan-14								1,240,000	$1.23	1,348,935
(Chief Executive Officer)
Patrick Carroll	1-Apr-14							27,231			28,048
(Chief Executive Officer ValidSoft)	1-Jul-14							35,423			31,739
	1-Oct-14							32,600			30,481
	1-Jan-15							38,586			32,096

The Company issued the compensation shares to the above executive officer from the shares authorized, under its Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”)

(1) The amounts included in this column are the aggregate fair values of the awards granted by the Company to the executives in 2014 in lieu of salary, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2014. When named executive officers opt for payment in shares there is a 25% discount on the 'purchase' price. The amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for calculations in this table are the share prices of the last trading day of each quarter of grant. The calculations take into consideration exchange differences as the agreed basic salaries for 2014 were denominated in euro. In principle, a named executive officer may earn up to approximately 33% more than the agreed cash salary if the named executive officer chooses to be compensated in stock only.

 Narrative Disclosure to Summary Compensation Table and Grants of Plan-based Awards

Consultancy and Employment Agreements

We currently have the following agreements with our named executive officers:

Steven van der Velden, President and Chief Executive Officer - We have an agreement with Mr. van der Velden for the provision of his services as the President and Chief Executive Officer of the Company. Mr. van der Velden has been paid a base compensation of € 300,000 per year since January 1, 2014 through Interfield Consultancy. Mr. van der Velden receives no fees (cash or stock) for serving on our Board of Directors.

Martin Zuurbier, Chief Technical Officer and Co-President Platform Activities - We have an agreement with Interact Holding W.L.L. (’’Interact’’) for the provision of the services of Mr. Zuurbier, as the Chief Technical Officer of the Company and Co-President of our Platform Activities. Interact has been paid € 300,000 since January 1, 2014 per year for the services of Mr. Zuurbier.

Mark Nije, Chief Financial Officer – We have an agreement with LM1 Europe B.V. (“LM1”) for Mr. Nije’s services as the Chief Financial Officer of the Company. In 2014 LMI Europe B.V. has been paid a base compensation of € 210,000 for the services of Mr. Nije.

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

Paul Burmester, Chief Executive Officer of ValidSoft – We entered into an employment agreement, effective as of November 4, 2013, with Mr. Burmester, which provides for his services as Chief Executive Officer of ValidSoft. Mr. Burmester is entitled to a base salary of £203,751.

Alex Vermeulen, General Counsel - We have an agreement with Scere Company Italy SRL (“scere”) for the provision of his services as the General Counsel of the Company. In 2014 Scere received a base compensation of € 144,000 for the services of Mr. Vermeulen.

Severance and Change of Control

In the event Mr. Burmester is terminated without receiving three months’ notice from us, he would be entitled to salary in lieu of such notice. For example, if Mr. Burmester had been terminated by us as of December 31, 2013 without three months’ notice, he would have been entitled to receive £45,000.

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

The employment agreement for Mr. Vermeulen is for a term of 3 years. Under the terms of the employment agreement, Mr. Vermeulen is entitled to severance of 3 months compensation if employment is terminated during the term by us for any reason other than (a) any serious or persistent committed breach by them of any of their obligations during the term of the employment agreement or (b) gross misconduct by the executive.

The employment agreement for Mr. Nije services  is for a term of 3 years. Under the terms of the employment agreement, Mr. Nije is entitled to severance of 4 months compensation if employment is terminated during the term by us for any reason other than (a) any serious or persistent committed breach by them of any of their obligations during the term of the employment agreement or (b) gross misconduct by the executive.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2014 for each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(x)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Steven van der Velden	27,247	(1)			$1.21	21-Aug-2015	0	$0
	480,000	(2)			$0.91	5-Apr-2016
	480,000	(2)			$1.91	5-Apr-2016
	480,000	(2)			$2.91	5-Apr-2016
	1,200,000	(3)			$0.94	4-Dec-2018
			900,000	(5)	$0.94	31-Dec-2020
			560,000	(6)	$0.94	31-Dec-2021
			340,000	(7)	$1.23	31-Dec-2021
			900,000	(8)	$1.23	31-Dec-2022

Martin Zuurbier	22,706	(1)			$1.21	21-Aug-2015	0	0
	360,000	(2)			$0.91	5-Apr-2016
	360,000	(2)			$1.91	5-Apr-2016
	360,000	(2)			$2.91	5-Apr-2016

Mark Nije	16,731	(1)			$1.21	21-Aug-2015	0	0
	240,000	(2)			$0.91	5-Apr-2016
	240,000	(2)			$1.91	5-Apr-2016
	240,000	(2)			$2.91	5-Apr-2016

Patrick Carroll	20,913	(1)			$1.21	21-Aug-2015	0	0
	360,000	(2)			$0.91	5-Apr-2016
	360,000	(2)			$1.91	5-Apr-2016
	360,000	(2)			$2.91	5-Apr-2016

Paul Burmester	900,000	(4)			$0.6228	4-Nov-2018	0	0
			900,000	(5)	$0.6228	31-Dec-2020
			900,000	(6)	$0.6228	31-Dec-2021
			900,000	(8)	$0.6228	31-Dec-2022

Alex Vermeulen	10,038	(1)			$1.21	21-Aug-2015	0	0
	120,000	(2)			$0.91	5-Apr-2016
	120,000	(2)			$1.91	5-Apr-2016
	120,000	(2)			$2.91	5-Apr-2016

1)          The stock options vested on the grant date, August 21, 2012, and have a term of three years from the date of grant.

2)          The stock options vested on the grant date April 5, 2013, and have a term of three years from the date of grant.

3)          The stock options vested on the grant date December 4, 2013, and have a term of five years from the date of grant.

4)          The stock options vested on the grant date November 4, 2013, and have a term of five years from the date of grant.

5)          The stock options shall vest if and in so far certain performance goals for the fiscal year 2015, to be defined by the Compensation Committee of the Board of Directors, shall be achieved. The moment of determination by the Compensation Committee of the achievement will be the date of vesting.

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

OPTION EXERCISES AND STOCK VESTED

The following table represents stock options that have been exercised and restricted stock awards that have vested as of December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steven van der Velden	-	0	-	-

Martin Zuurbier	-	0	-	-

Mark Nije	-	0	-	-

Patrick Carroll	-	0	133,840	$122,364

Alex Vermeulen	-	0	-	-

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2014. In addition, our named executive officers did not participate in, or otherwise receive any benefits under, a nonqualified deferred compensation plan during 2014.

Director Compensation

The following table represents compensation earned or paid in 2014 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Geoffrey Leland	$35,438	58,738	-	-	-	-	$94,176
Carl Stevens	$39,375	53,399	-	-	-	-	$92,774
Yves van Sante	$40,000	54,209					$94,209
Johan Dejager (resigned in May 2014)	$31,613	-	-	-	-	-	$31,613
Jaime Bustillo	-	43,829	-	-	-	-	$43,829
Francisco Ros	$13,500	22,958	-	-	-	-	$36,458
Rijkman Groenink (did not stand for re-election in September 2014)	-	93,503	-	-	-	-	$93,503

(1)	The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the directors in the fiscal year in lieu of cash fees, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2014. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for the 2014 calculations in this table are the share prices of the last 10 trading days of the quarter covering the compensation related period. Compensation to the directors can be elected by the directors, at the beginning of the quarter, either in cash or in shares. When directors opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts however are shown at fair market value by using the closing share price at the last working day of the compensated quarter. In principle non-executive officer directors might earn up to approximately 33% more than the ‘agreed’ director fees when they have chosen for 100% compensation in shares.

 Narrative to Director Compensation Table

The basic compensation for serving as a non-executive director is $80,000, with an additional $20,000 paid to non-executive directors who serve on a minimum of two committees of our Board of Directors, and $5,000 for serving as a chairman of a committee. Generally, during a non-executive director’s first year of service, a minimum of 50% of such director’s compensation is paid through the issuance of common stock with the remaining portion paid in cash. In subsequent years of service, a non-executive director gets to elect the method and proportion of payment. Compensation was paid per quarter in arrear, whereby the conversion of cash in shares was done at the average closing share price of the Company of the 10 trading days prior to the end of the related quarter discounted by 25%. This is in line with our policy to stimulate as much as possible conversion in shares to preserve our cash position. Mr. Dejager resigned as a member of the Board in May 2014. Yves van Sante resigned as a member of our Board of Directors and became a Board observer on August 1, 2011. Mr. Van Sante re-joined our Board of Directors as of June, 2014. Mr. Rijkman did not stand for re-election in September 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, based on 155,410,343 shares of our common stock outstanding as of April 29, 2015, certain information as to the stock ownership of each person known by us to own beneficially five percent or more of the outstanding common stock, of each of the our executive officers and directors who owns any shares and of all executive officers and directors as a group. In computing the outstanding shares of common stock, we have excluded all shares of common stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are, therefore, not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Elephant Talk Communications Corp., 100 Park Avenue, NYC, New York 10017, USA.

Name of Beneficial Holder	Number of Shares of Common Stock Owned*		Percent of Class as of April 29, 2015
Rising Water Capital AG (“RWC”)	32,084,518	(2)	19.9%
Patrick Carroll	1,753,734	(3)	1.1%
QAT Investments SA (“QAT”)	17,755,463	(4)	11.2%
QAT II Investments SA (“QAT II”)	17,544,320	(5)	10.8%
Carl D. Stevens	498,417		(1)
Martin Zuurbier	2,605,438	(6)	1.7%
Yves van Sante	2,706,903	(7)	1.7%
Mark Nije	1,515,881	(8)	1.0%
Geoffrey Leland	108,259		(1)
Alex Vermeulen	695,504	(9)	(1)
Steven van der Velden	13,754,792	(10)	8.6%
Paul Burmester	900,000		(1)
James Bustillo	95,455		(1)
Francisco Ros	68,863		(1)
All Officers and Directors as a Group	24,703,246		15.9%

* Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934 as amended.

(1)	Less than one percent.
(2)	Includes 26,169,031 shares of our common stock and warrants to purchase 5,915,487 shares of our common stock all of which are exercisable on or before June 28, 2015.
(3)	Includes 515,008 shares of our common stock and options to purchase 1,100,913 shares of our common stock, all of which are exercisable on or before June 28, 2015.
(4)	Includes 13,424,713 shares of our common stock and warrants to purchase 3,034,645 shares of our common stock all owned directly by RWC. QAT holds an approximate 51.3% ownership interest in RWC. Includes 403,175 shares of our common stock and warrants to purchase 892,930 shares of our common stock, all of which are exercisable on or before June 28, 2015.
(5)	Includes 10,605,610 shares of our common stock and warrants to purchase 6,938,710 shares of our common stock all of which are exercisable on or before June 28, 2015.
(6)	Mr. Zuurbier, owns 100% of Interact W.L.L. and therefore has voting and dispositive power of the 702,732 shares of our common stock held by this entity. Includes options to purchase 1,902,706 shares of our common stock, all of which are exercisable on or before June 28, 2015.

(7)	Includes warrants to purchase 571,791 shares of our common stock and 1,248,498 shares of our common stock and warrants to purchase 282,221 shares of our common stock held by RWC, all of which are exercisable on or before June 28, 2015. Mr. van Sante has an approximate 9.3% interest in QAT which holds an approximate 51.3% interest in RWC. Includes 37,495 shares of our common stock and warrants to purchase 83,042 shares of our common stock held by QAT, all of which are exercisable on or before June 28, 2015.
(8)	Mr. Nije owns 100% of LMI Europe B.V. and therefore has voting and dispositive power of the 50,391 shares of our common stock held by this entity. Includes options to purchase 770,065 shares of our common stock, all of which are exercisable on or before June 28, 2015.
(9)	Includes options to purchase 403,372 shares of our common stock, all of which are exercisable on or before June 28, 2015.
(10)

Includes warrants to purchase 2,892,857 shares of our common stock and options to purchase 2,667,247 shares of our common stock, all of which are exercisable on or before June 28, 2015, through Interfield Consultancy Ltd which is 100% owned by Mr. van der Velden.

The number of shares does not include shares directly owned by RWC, QAT and QAT II. Mr. van der Velden has certain percentage of ownership of the entities below. However, he does not control the right to vote or dispose of such shares directly owned by these entities and thus disclaims beneficial ownership with respect to such shares as outlined below.

•      RWC: 38.7% through Interfield Consultancy Ltd., of which around 50% is held on behalf of Mr. Zuurbier, CTO and Co-President of the Platform activities

•      QAT: 30.79%

•      QAT II: 36.97%

The number of shares does not include the warrant to purchase 1,416,469 shares of common and the warrant to purchase 708,234 shares of common stock of the Company, both issued on November 3, 2014, unless Mr. van der Velden delivers a notice stating that the two warrants will begin to be exercisable sixty-five (65) days after receipt by the Company a written notice to that effect.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On May 29, 2014, the Board appointed Yves van Sante to fill the vacancy created by the resignation of Mr. Dejager, effective as of June 1, 2014. Mr. van Sante is expected to stand for election with the other directors at the Company’s 2015 annual meeting. Mr. van Sante previously served as a director of the Company from October 2006 to July 2011. From July 2011 to May 2014, Mr. van Sante served as a Board observer of the Company. In 2013, Mr. van Sante was entitled to receive $80,000 for being a Board observer, a portion of which he received in shares of the Company’s common stock that was paid to QAT Investments (“QAT I”) and QAT II Investments SA (“QAT II”), with the remainder paid to QAT I and QAT II in cash. Since his re-appointment as a director on June 1, 2014, Mr. van Sante has received the compensation directly. Mr. van Sante is Chief Executive Officer and a director of QAT I and QAT II.

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

On October 30, 2014 QAT II cashlessly exercised a warrant to purchase 1,082,403 shares of common stock into 177,573 shares of common stock. No cash proceeds were received by the Company. The warrants were originally issued in 2009 as part of the placement agent compensation to QAT II in connection with Company’s private offering of certain 12% secured convertible promissory notes in 2009.

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

Director Independence

Four of our current directors, Geoffrey Leland, Carl Stevens, Jaime Bustillo and Francisco Ros are “independent” under Section 803 of the Company Guide of the NYSE MKT LLC.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

By:	/s/ Steven van der Velden
Name:	Steven van der Velden
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

	Chairman of the Board and Director	April 30, 2015
/s/ Steven van der Velden	(Principal Executive Officer)
Steven van der Velden
	Chief Financial Officer	April 30, 2015
/s/ Mark Nije	(Principal Financial and Accounting Officer)
Mark Nije

/s/ Geoffrey Leland	Director	April 30, 2015
Geoffrey Leland

/s/ Carl Stevens	Director	April 30, 2015
Carl Stevens

/s/ Yves van Sante	Director	April 30, 2015
Yves van Sante

/s/ Francisco Ros	Director	April 30, 2015
Francisco Ros

/s/ Jaime Bustillo	Director	April 30, 2015
Jaime Bustillo

