Form 10-Q
period 2015-03-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2015-05-11
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

+ 1 (212) 984-1096+ 1 (212) 984-1096

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

Yes ☐   No ☒

As of May 1, 2015, there were 155,410,343 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$994,693	$1,904,160
Financing receivable	-	2,000,000
Restricted cash	416,304	312,935
Accounts receivable	13,562,151	8,877,213
Prepaid expenses and other current assets	1,888,499	2,478,681
Total current assets	16,861,647	15,572,989

NON-CURRENT ASSETS

OTHER ASSETS	1,326,090	1,600,335

PROPERTY AND EQUIPMENT, NET	17,796,754	19,319,202

INTANGIBLE ASSETS, NET	4,111,695	5,076,208

GOODWILL	3,012,954	3,352,264

TOTAL ASSETS	$43,109,140	$44,920,998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$-	$433,366
Accounts payable and customer deposits	2,331,938	1,856,014
Obligations under capital leases (current portion)	1,757,809	1,831,050
Deferred Revenue	12,891,050	8,813,385
Accrued expenses and other payables	3,054,813	4,061,652
Loans payable	-	962,269
2014 10% + libor 3rd Party Loan (net of OID of $733,353 at March 31, 2015 and $798,894 at December 31, 2014)	11,266,647	11,201,106
Total current liabilities	31,302,257	29,158,842

LONG TERM LIABILITIES
Warrant liabilities	1,841,290	2,087,992
Non-current portion of obligation under capital leases	176,298	272,460
Other long term loan	302,533	354,880
Non-current portion of deferred revenue	1,873,088	2,434,257
Total long term liabilities	4,193,209	5,149,589

Total liabilities	35,495,466	34,308,431

Commitments and Contingencies (See Notes)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 154,866,885 issued and outstanding as of March 31, 2015 and 154,671,258 shares issued and outstanding as of December 31, 2014	265,198,811	264,359,674
Accumulated other comprehensive income (loss)	(4,839,570)	(3,127,132)
Accumulated deficit	(252,754,469)	(250,629,296)
Elephant Talk Communications, Corp. stockholders' equity	7,604,772	10,603,246

NON-CONTROLLING INTEREST	8,902	9,321
Total stockholders' equity	7,613,674	10,612,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,109,140	$44,920,998

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	March 31,	March 31,
	2015	2014
		restated

REVENUES	$5,013,016	$5,384,265

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	1,868,846	1,635,972
Product development	1,036,121	1,711,817
Sales and marketing	662,160	563,835
General and administrative	2,961,096	3,047,947
Depreciation and amortization of intangibles assets	1,746,147	2,008,214
Total cost and operating expenses	8,274,370	8,967,785

LOSS FROM OPERATIONS	(3,261,354)	(3,583,520)

OTHER INCOME (EXPENSE)
Interest income	30,272	27,611
Interest expense	(367,340)	(301,944)
Interest expense related to debt discount and conversion feature	(63,972)	(884,740)
Changes in fair value of warrant liabilities	246,702	(210,272)
Gain / (Loss) on Extinguishment of Debt	2,475,799	(426)
Other income & (expense), net	(1,191,270)	3,390
Amortization of deferred financing costs	(62,502)	(136,367)
Total other income (expense)	1,067,689	(1,502,748)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(2,193,665)	(5,086,268)
(Benefit) / provision for income taxes	(68,492)	135,437
NET LOSS	(2,125,173)	(5,221,705)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(1,712,438)	(2,219)
COMPREHENSIVE LOSS	$(3,837,611)	$(5,223,924)

Net loss per common share and equivalents - basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding during the period - basic and diluted	154,854,572	141,752,128

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31,	March 31,
	2015	2014
		restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,125,173)	$(5,221,705)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,746,147	2,008,214
Provision for doubtful accounts	8,184	611
Stock based compensation	831,813	771,724
Change in fair value of warrant liability	(246,702)	210,272
Amortization of deferred financing costs	62,502	136,367
Interest expense relating to debt discount and conversion feature	63,972	884,740
Unrealized foreign currency translation gain loss	1,191,270	(3,390)
(Profit) / Loss on Extinguishment of Debt	(2,475,799)	426
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(5,983,834)	52,538
Decrease (increase) in prepaid expenses, deposits and other assets	489,564	165,627
Increase (decrease) in accounts payable and customer deposits	626,729	319,553
Increase (decrease) in deferred revenue	2,981,659	809,561
Increase (decrease) in accrued expenses and other payables	296,266	643,281
Net cash (used in) provided by operating activities	(2,533,402)	777,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,511,179)	(1,802,951)
Net cash used in investing activities	(1,511,179)	(1,802,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing related fees	-	(90,000)
Financing receivable	2,000,000	-
Exercise of warrants & options	5,861	4,093,480
Net cash provided by financing activities	2,005,861	4,003,480

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,129,253	(312,617)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(909,467)	2,665,731
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,904,160	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$994,693	$3,918,046

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$359,521	$68,190
Cash paid during the period for income taxes	14,246	56,881

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1. Financial Condition

As reflected in the accompanying consolidated financial statements the Company incurred net losses of $2,125,173 for the three month period ended March 31, 2015, and had an accumulated deficit of $252,754,469 as of March 31, 2015.

Cash balance of the company at March 31st 2015 was $994,693 which was negatively impacted by an increase of the accounts receivable of $5,983,834 following the increase of $3,131,407 that already occurred in the fourth quarter 2014, totaling an accounts receivable increase of $9,115,241 over the six months ended March 31, 2015. The primary cause of the accounts receivable increases are the result of Grupo lusacell, S.A.’s (“Iusacell”) deferring the payment for services performed during the fourth quarter 2014 to the first quarter 2015. The outstanding receivables of Iusacell constituted 72% and 64% of total accounts receivable at December 31st 2014 and March 31st, 2015 respectively. After Iusacell was acquired by AT&T, AT&T/Iusacell indicated its intention to terminate the five-year agreement between the Company and Iusacell dated September 10, 2013 (the “Iusacell Agreement”). The Company received a settlement proposal from Iusacell/AT&T, in exchange for the termination of the Iusacell Agreement, payment of a certain amount of cash, consisting of outstanding account payables and additional payment to compensate the Company for the loss of future fees to be due under the Iusacell Agreement.Presently management is evaluating the settlement proposal of Iusacell/AT&T. The intended termination of Iusacell Agreement has and will have a significant impact to our revenue, financial conditions and liquidity. We expect reaching a settlement agreement with AT&T/Iusacell in the near future.

During the three months ended March 31, 2015, if Iusacell would have paid the agreed amounts for first quarter 2015 we would have received a cash payments of $1.3 million per month. In addition to the Iusacell termination negotiations and associated expected cash inflow the Company has started to reduce cash expenses, has initiated a staff reduction program, made benefit reductions and payment of stock in lieu arrangements of cash compensation for senior management. Furthermore, sales efforts have increased in order to accelerate new customer take-on. In parallel, the Company is in discussions with its lender Atalaya Administrative LLC in order to resolve the impact of occurrence of events of default as defined in the Credit Agreement as a result of the pending Iusacell termination. The Company anticipates resolution both with AT&T/Iusacell as well as with Atalaya Administrative LLC. There can be no assurance that the outcome will be successful as the Company expected. In case the outcome falls short of the Company’s expectations, the Company will need to pursue financing and/or further scale back its operations. Even though the Company has been successful in the past to arrange for sufficient liquidity for the Company, the above conditions raise substantial doubt as to Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Description of Business, Basis of Presentation and Use of Estimates

Description of Business

As a mobile Software Defined Network Architecture (ET Software DNA® 2.0) vendor Elephant Talk Communications Corp. and its subsidiaries (also referred to as “Elephant Talk”, “ET” and “the Company”) provide a one stop solution for a full suite of mobile, fixed and convergent telecommunications software services. We also provide layered security services for mission critical applications in the cloud, through our wholly owned subsidiary, ValidSoft UK Limited (“ValidSoft”).

Over the last decade, Elephant Talk has developed a comprehensive virtualized (NFV & SDN) Mobile Software Platform, capable of hosting an integrated IT/BackOffice and Core Network for Mobile Network Operators (MNOs), Mobile Virtual Network Operators (MVNOs), Enablers (MVNEs) and Aggregators (MVNAs) on a fully outsourced basis. Our mobile enabling platform is either made available as an on premise solution or as a fully hosted service in ‘the cloud’, depending on the individual needs of our customers. Our mobile security services supply voice biometric and telecommunications-based multi-factor authentication, identity and transaction verification solutions for all electronic transaction channels. This integrated suite of security services provides mission critical applications in the cloud to enterprise customers in a range of industries including financial services, government, insurance, as well as electronic medical record providers and MNOs. Our company provides customers the means to effectively combat a variety of electronic fraud while at the same time protecting consumer privacy.

Basis of Presentation of Interim Periods

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our 2014 Annual Report on Form 10-K filed with the SEC on April 1, 2015, referred to as our 2014 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 2, “Business and Summary of Significant Accounting Policies,” of our 2014 Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2015.

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

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Prepaid expenses and other current assets

	March 31,	December 31,
	2015	2014
Recurring prepaid expenses	$691,287	$455,529
Non recurring prepaid expenses	202,755	731,725
Taxes	321,700	359,087
VAT	665,731	742,773
Inventory SIM cards	7,026	189,567
	$1,888,499	$2,478,681

Other Assets	March 31,	December 31,
	2015	2014
Long term deposits	$415,571	$653,002
Deferred Financing Costs	660,609	682,878
Due from third parties	249,910	264,455
	$1,326,090	$1,600,335

Property and equipment	March 31,	December 31,
	2015	2014
Furniture & fixtures	$287,543	$281,214
Computer, communications and network equipment	23,590,770	23,904,494
Software	4,694,417	4,556,364
Automobiles	72,183	80,860
Construction in progress	2,438,237	4,044,932
Acc. Depreciation Property & Equipment	(13,286,396)	(13,548,662)
	$17,796,754	$19,319,202

Intangible assets	March 31,	December 31,
	2015	2014
Validsoft IP & Technology	$11,342,770	$14,344,604
Customer Contracts, Licenses , Interconnect & Technology	3,282,608	1,870,523
Accumulated amortization Validsoft IP & Technology	(8,111,372)	(9,973,063)
Accumulated amortization Customer Contracts, Licenses, Interconnect & Technology	(2,402,311)	(1,165,856)
	$4,111,695	$5,076,208

Goodwill	March 31,	December 31,
	2015	2014
Goodwill ValidSoft Ltd	$2,646,301	$2,964,423
Goodwill Morodo Ltd.	176,252	197,440
Goodwill Telnicity	190,401	190,401
	$3,012,954	$3,352,264

Accrued expenses and other payables	March 31,	December 31,
	2015	2014
Accrued Selling, General & Administrative expenses	$2,058,157	$1,863,020
Accrued cost of service	364,929	291,553
Accrued taxes (including VAT)	428,988	570,616
Accrued interest payable	106,222	1,184,418
Other accrued expenses	96,517	152,045
	$3,054,813	$4,061,652

2014 10% + libor 3rd Party Term Loan Agreement	March 31,	December 31,
	2015	2014
2014 10% Term Loan (principal amount)	$12,000,000	$12,000,000
Debt Discount - Original Issue Discount	(335,223)	(365,231)
Debt Discount - Warrants	(398,130)	(433,663)
	$11,266,647	$11,201,106

On March 26, 2015, the Company was notified by Atalaya Capital Management LP , the agent for Corbin Mezzanine Fund I, L. P. that certain events of default as defined in the Credit Agreement have occurred and that for so long as an event of default shall be continuing, interest shall accrue and be payable by the Company in cash at the default rate as defined in the Credit Agreement.  Atalaya Capital Management LP indicated in the notification that they will continue to monitor the default situation and reserve all their respective rights and remedies under the Credit Agreement.

Note 4. Fair Value Measurements

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

The following tables summarize fair value measurements by level as of March 31, 2015 and December 31, 2014 for financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015 (Unaudited)
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$1,841,290	$1,841,290
Total Derivatives Liabilities	$-	$-	$1,841,290	$1,841,290

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$2,087,992	$2,087,992
Total Derivatives Liabilities	$-	$-	$2,087,992	$2,087,992

The Company has classified the outstanding warrant liabilities into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers. The differences in level 3 items from December 31, 2014 to March 31, 2015 were only as a result in changes in the fair values. The Company uses the Monte Carlo valuation model to determine the value of the remaining outstanding warrants from the Registered Direct Offering of June 2013.

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 154,866,885 and 154,671,258 shares of common stock issued and outstanding as of March 31, 2015 (unaudited) and December 31, 2014, respectively, an increase of 195,627 shares, 8,668 shares were issued to employees as a result of exercised employee stock options, and a total of 186,959 shares were issued from the 2008 Option Plan as compensation to the Company’s executive officers and non-executive directors.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of March 31, 2015 and December 31, 2014 according to the Company’s stock transfer agent’s records were 155,112,785 and 154,917,158, respectively. The difference in number of issued shares recognized by the Company of 154,866,885 amounts to 245,900 and it is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 12,000 treasury shares issued under the former employee benefits plan.

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

For the period ended March 31, 2015, the Company did not issue any shares of Preferred Stock, and no shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The warrants outstanding at March 31, 2015 (unaudited) and December 31, 2014 have been recorded and classified as equity, except as of March 31, 2015 and December 31, 2014, the Company has recorded $1,841,290 and $2,087,992, respectively, in the balance sheet for the warrant liabilities issued in connection with the Registered Direct Offering from 2013. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.20. The table below summarizes the warrants outstanding as of March 31, 2015 and as of December 31, 2014:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2015	2014

Warrants – Fundraising	$0.853- $2.00	2013 – 2018	29,610,206	29,610,206
Warrants – Other	$2.21	2016	18,659	18,659
			29,628,865	29,628,865

Note 6. 2006 Non-Qualified Stock and Option Compensation Plan and Amended and Restated 2008 Long Term Incentive Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

The Company has a 2006 Non-Qualified Stock and Option Compensation Plan (the “2006 Plan”). Under the 2006 Plan, there are no stock options outstanding as of March 31, 2015 and December 31, 2014. All remaining outstanding options expired in December 2013.

Amended and Restated 2008 Long-Term Incentive Compensation Plan

Total Authorized under the plan	56,000,000
Shares issued in prior years	1,951,031
Shares issued in 2015	186,959
Options exercised	2,382,110
Outstanding options	42,037,535
Available for grant at 31 March 2015:	9,442,365

During the first quarter of 2015, the Company issued 186,959 freely tradable shares to various directors and officers under the 2008 Plan, in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2014 in shares of the Company.

Stock option activity is set forth below:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	40,056,080	$1.32
Granted in 2015	6,685,230	$0.81
Exercised (with delivery of shares)	(8,668)	$0.68
Forfeitures (Pre-vesting)	(3,875,185)	$1.24
Expirations (Post-vesting)	(819,922)	$2.20
Exchanged for Cashless exercise	-	$-
Outstanding as of March 31, 2015	42,037,535	$1.31

At March 31, 2015, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was approximately $7,419,546, compared to $11,952,452 for the same period in 2014, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net (benefit) provision for income taxes:

	March 31,
	2015	2014
Net (Benefit) Provision for income taxes	$(68,492)	$135,437

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities.

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31
	2015	2014
Two largest customers	67.4%	77.5%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended
	March 31
	2015	2014
Europe	64.9%	65.6%
All other (non-European) countries	35.1	34.4
	100.0%	100.0%

Note 9. Restatement

In our 2014 Form 10-K, we restated our audited financial statements for fiscal year ended December 31, 2013 and our unaudited interim consolidated financial statements 2013 and 2014 to reflect certain corrections in the manner in which we recognize revenue related to our long term managed service contracts.

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

As a result of our restatement and in accordance with U.S. GAAP, revenues that had originally been recognized in 2013 are now being recognized ratably over an extended timeframe. The amount of revenues earned or to be earned over the entire period of recognition essentially remain unchanged from the amount we historically recognized, however the timing of when and the amount of revenues recognized for those periods discussed above were restated and certain amounts of revenues were restated. There was neither change to the cash characteristics of the transactions being restated nor the Company’s liquidity directly relating to these transactions. As a result of the restatement, the balance sheet reflects a significant increase in deferred revenue, which will be recognized in revenue over a number of years.

See our 2014 Form 10-K for additional information regarding the restatement of our unaudited consolidated financial statements for the quarter ended March 31, 2014 and for information regarding the restatement in the 2012 Form 10-K of our audited consolidated financial statements for the years ended December 31, 2013 and of our unaudited consolidated financial statements for each of the quarters in the year ended December 31, 2013 and 2014.

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (this “Form 10-Q”) reflects the impact of the restatement on the applicable unaudited quarterly financial information for the three months ended March 31, 2014.

The combined impact of the adjustments to specified line items included in this Form 10-Q have been restated to reflect the corrections of the above errors, which impact revenues from products, revenues from services and deferred revenues (current and non-current). The following schedules reconcile the amounts as originally reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 to the corresponding restated amounts as reported herein and in our 2014 Form 10-K.

	March 31,		March 31,
	2014		2014
	(UNAUDITED)	restatement	Restated
		Unaudited	Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,918,046	$-	$3,918,046
Restricted cash	192,161	-	192,161
Accounts receivable, net of allowance for doubtful accounts of $11,307 at March 31, 2014	6,262,041	(1,228,374)	5,033,667
Prepaid expenses and other current assets	2,147,686	-	2,147,686
Total current assets	12,519,934	(1,228,374)	11,291,560

NON-CURRENT ASSETS

OTHER ASSETS	1,357,728	-	1,357,728

PROPERTY AND EQUIPMENT, NET	19,954,703	-	19,954,703

INTANGIBLE ASSETS, NET	7,903,149	-	7,903,149

GOODWILL	3,769,199	-	3,769,199

TOTAL ASSETS	$45,504,713	$(1,228,374)	$44,276,339

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$402,234	$-	$402,234
Accounts payable and customer deposits	2,419,325	-	2,419,325
Obligations under capital leases (current portion)	1,348,705	-	1,348,705
Deferred revenue	203,623	468,256	671,879
Accrued expenses and other payables	5,936,989	-	5,936,989
Loans payable	962,269	-	962,269
10% Related Party Loan (net of Debt Discount of $937,814 at March 31, 2014	1,812,506	-	1,812,506
Total current liabilities	13,085,651	468,256	13,553,907

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $623,726 at March 31, 2014)	4,876,914	-	4,876,914
Warrant liabilities	2,183,806	-	2,183,806
Non-current portion of obligation under capital leases	465,954	-	465,954
Non-current portion of deferred revenue	-	2,774,415	2,774,415
Loan from joint venture partner	614,169	-	614,169
Total long term liabilities	8,140,843	2,774,415	10,915,258

Total liabilities	21,226,494	3,242,671	24,469,165

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 146,364,577 issued and outstanding as of March 31, 2014	253,383,860	-	253,383,860
Accumulated other comprehensive income	267,650	-	267,650
Accumulated deficit	(229,518,039)	(4,471,045)	(233,989,084)
Elephant Talk Communications, Corp. stockholders' equity	24,133,471	(4,471,045)	19,662,426

NON-CONTROLLING INTEREST	144,748	-	144,748
Total stockholders' equity	24,278,219	(4,471,045)	19,807,174

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,504,713	$(1,228,374)	$44,276,339

March 31, 2014		Restatement adjustments	Re-classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$6,479,853	$(1,095,588)	$-	$5,384,265

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	983,464	-	652,508	1,635,972
Product development	-	-	1,711,817	1,711,817
Sales and marketing	-	-	563,835	563,835
General and administrative	5,976,107	-	(2,928,160)	3,047,947
Depreciation and amortization	2,008,214	-	-	2,008,214
Total cost and operating expenses	8,967,785	-	-	8,967,785

LOSS FROM OPERATIONS	(2,487,932)	(1,095,588)	-	(3,583,520)

OTHER INCOME (EXPENSE)
Interest income	27,611	-	-	27,611
Interest expense	(301,944)	-	-	(301,944)
Interest expense related to Debt Discount and Conversion Feature	(884,740)	-	-	(884,740)
Change in fair value of warrant liabilities	(210,272)	-	-	(210,272)
Loss on extinguishment of debt	(426)	-	-	(426)
Other income and (expense)	3,390	-	-	3,390
Amortization of deferred financing costs	(136,367)	-	-	(136,367)
Total other income (expense)	(1,502,748)	-	-	(1,502,748)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,990,680)	(1,095,588)	-	(5,086,268)
Provision for income taxes	(135,437)	-	-	(135,437)
NET LOSS	(4,126,117)	(1,095,588)	-	(5,221,705)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss)	(2,219)	-	-	(2,219)

COMPREHENSIVE LOSS	$(4,128,336)	$(1,095,588)	$-	$(5,223,924)

Net loss per common share and equivalents - basic and diluted	$(0.03)	-	$-	$(0.04)

Weighted average shares outstanding during the period - basic and diluted	141,752,128	-	-	141,752,128

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows.

	For the three months
	ended March 31, 2014	Restatement	Restated
		Unaudited*	Unaudited*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,126,117)	$(1,095,588)	$(5,221,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,008,214	-	2,008,214
Provision for doubtful accounts	611	-	611
Stock based compensation	771,724	-	771,724
Change in the fair value of the warrant liability	210,272	-	210,272
Amortization of deferred financing costs	136,367	-	136,367
Interest expense relating to debt discount and conversion feature	884,740	-	884,740
Unrealized foreign currency translation gain/(loss)	(3,390)	-	(3,390)
(Profit)/Loss on Extinguishment of Debt*	-		426
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Decrease (increase) in accounts receivable*	(293,435)	345,973	52,538
Decrease (increase) in prepaid expenses, deposits and other assets	165,627	-	165,627
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	319,553	-	319,553
Increase (decrease) in deferred revenue*	59,946	749,615	809,561
Increase (decrease) in accrued expenses and other payables*	643,707	-	643,281
Net cash provided by (used in) operating activities	777,819	-	777,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(1,802,951)	-	(1,802,951)
Net cash used in investing activities	(1,802,951)	-	(1,802,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing related fees	(90,000)	-	(90,000)
Exercise of warrants and Options	4,093,480	-	4,093,480
Net cash provided by financing activities	4,003,480	-	4,003,480

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(312,617)	-	(312,617)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,665,731	-	2,665,731
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	-	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,918,046	$-	$3,918,046

*the Company reclassified the line items Accounts Receivable and Deferred Revenue compared to what was reported in the annual report 2014 on Form 10-K for the above quarter. Accounts Receivable decrease (increase) changed from ($2,440,518) to $52,538, and Deferred Revenue increase (decrease) changed from $3,302,617 to $809,561. In addition minor changes were made to Loss on Extinguishment of Debt ($426 added) and Increase in accrued expenses of 426. There was no impact of these reclassifications on Net Cash provided by (used in) operating activities, Net Loss or Equity.

Note 10. Subsequent Events

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

Restatement of Previously Issued Financial Statements

As discussed in the Form 10-K for the fiscal year ended December 31, 2014, we have restated our consolidated financial statements for the year ended December 31, 2013 and our unaudited quarterly financial information (i) for each of the quarters in the year ended December 31, 2013 and (ii) for the first three for each of the quarters in the year ended December 31, 2014 (collectively, the “Restated Periods”). We have restated the revenues and deferred revenues as a result of (i) an overstatement of revenue due to a failure to identify and determine whether contracts that were negotiated as a package with a single customer should have been combined (ASC 605-35-25); and (ii) the application of accounting guidance for multi-element arrangements, specifically an improper interpretation of standalone value of delivered elements. These errors resulted in earlier recognition of the contracted revenue on certain contracts.

The Company has corrected the manner in which it records revenue for its arrangements with multiple-element features and will also enhance its documentation related to its revenue recognition policies and practices. See “Controls and Procedures” included in Part II, Item 9A of the 2014 Form 10-K.

As a result of our restatement and in accordance with U.S. GAAP, revenue that had originally been recognized in 2013 is now being recognized ratably over an extended timeframe. The amount of revenue earned or to be earned over the entire period of recognition essentially remains unchanged from the amount we historically recognized. There was neither a change to the cash characteristics of the transactions being restated nor the Company’s liquidity directly relating to these transactions. As a result of the restatement, the balance sheet reflects a significant increase in deferred revenue, which will be recognized as revenue over a number of years.

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this document.

Recent milestones for mobile product line:

•	On April 29-30, 2015 Elephant Talk North America was invited to be present at the Verizon Partner Summit in Miami as one of three vendors participating, along with Coriant and Cisco. Elephant Talk North America was highlighted from the stage as the intended partner to power VPS’s new pre-paid MVNO offerings in North America. In the United States ETNA will, if selected, provide the platform for VPS’s Pre-Paid program as a branded “Powered by Elephant Talk” solution.

•	On January 29, 2015 we announced the appointment of Dr. Armin G. Hessler (formerly Vodafone) and Martin Zuurbier, the current CTO of Elephant Talk, as co-Presidents of our mobile platform business effective on April 1, 2015. Both will report to Mr. Steven van der Velden, Chairman and CEO.

•	On January 21, 2015 we announced that LOWI, the Low–Cost Brand of Vodafone has been launched on Elephant Talk’s fully redundant mobile platform in Spain, joining virtual operators like Lebara, BT, Eroski, NEO and HITS.

•	On December 22, 2014 Affirmed Networks and Elephant Talk Communications Corp. (NYSE MKT: ETAK), global leaders in virtualized mobile networks, announced the deployment of Affirmed Networks’ Network Functions Virtualization (NFV) solution, called the Affirmed Mobile Content Cloud™, as part of Elephant Talk’s Software Defined Network Architecture mobile Software DNA® 2.0 platform with mobile operators in Europe and the Middle East. Affirmed Networks and Elephant Talk are providing current and future clients with a fully virtualized Evolved Packet Core, encompassing a breadth of capability and services for 3G and 4G core networks.

Recent milestones for the ValidSoft security product line:

•

On May 12, 2015 ValidSoft announced that the Company has been selected as the preferred voice biometrics technology provider for ImageWare Systems going forward. ImageWare® Systems, Inc. (OTCQB: IWSY) is a market leader in providing identity management solutions, delivering a single platform of best in class biometric solutions to manage millions of identities worldwide with a varied client and partner portfolio including TransUnion, Fujitsu, IBM and CA Technologies.

On April 1, 2015 ValidSoft announced the signing of a significant new commercial customer contract for its newly enhanced User Authentication platform featuring its Voice Biometric technology with a large US-based corporation.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2015.

Comparison of three months ended March 31, 2015 and March 31, 2014.

Revenue

Revenue for the three months ended March 31, 2015 was $ 5,013,016, a decrease of $371,249 or 7%, compared to $5,384,265 for the three months ended March 31, 2014. This decrease was caused by the negative exchange rate impact of $739,730 as a result of a decrease of the exchange rate of the euro against the US (dollar).

	Three months ended
	2015	2014 restated	Variance
Revenues	$5,013,016	$5,384,265	$(371,249)

Note 2 (Financial Condition) in this report mentions the likely termination of the contract with one of our customers. Future revenues will be impacted in a material manner, following the release of all of the deferred revenue related to this customer upon formal termination of the contract and release of any outstanding obligations of the Company towards the customer. The release of these deferred amounts will however have no cash impact.

Non-GAAP Revenue

In order to provide investors additional information regarding our revenue, we are disclosing Non-GAAP revenue, a non-GAAP financial measures which is defined as GAAP revenue adjusted for changes in deferred revenue. A reconciliation of Revenue to Non-GAAP Revenue, for each of the periods indicated, is as follows:

	Three months ended
Non-GAAP Revenue	2015	2014 restated	Variance
Revenues	$5,013,016	$5,384,265	$(371,249)
Deferred Revenue adjustments	2,981,659	1,095,588	1,886,071
	$7,994,675	$6,479,853	$1,514,822

Non-GAAP Revenue for the three months ended March 31, 2015 was $ 7,994,675, an increase of $1,514,822 or 23.4%, compared to $6,479,853 for the three months ended March 31, 2014. This increase was caused by increased usage by our customers of our technology platforms as well as increased monthly fixed pricing with one of our customers. This increase in revenue will not continue for the coming quarters following the likely termination of the contract with one of our customers as mentioned in Note 2. Compared to the three months ended 2015 this termination could lead to a revenue loss of $ 1.3 million per month depending on final settlement negotiations with the customer.

Historic quarterly overview Non-GAAP and GAAP revenue

Non-GAAP and GAAP Revenue (quarterly figures unaudited)	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Non-GAAP Revenue	$6,596,500	$4,994,145	$5,204,982	$6,031,634
Deferred Revenue adjustments	(356,386)	(1,429,896)	(1,081,188)	(507,987)
GAAP Revenue	$6,240,114	$3,564,249	$4,123,794	$5,523,647

Non-GAAP and GAAP Revenue (quarterly figures unaudited)	Q1 2014	Q2 2014	Q3 2014	Q4 2014	Q1 2015
Non-GAAP Revenue	$6,479,853	$6,911,768	$7,298,988	$7,869,631	$7,994,675
Deferred Revenue adjustments	(1,095,588)	(1,839,328)	(2,853,749)	(2,415,128)	(2,981,659)
GAAP Revenue	$5,384,265	$5,072,440	$4,445,239	$5,454,503	$5,013,016

Historic development mobile and security revenues

The following table illustrates historic revenues (excluding landline services) for the quarters ended:

Mobile and Security (Unaudited) Reported Revenue (non-gaap and gaap)
				% of Total
		($ in	% of Total	Company
	($ in	millions)	Company	Revenue
Quarter	Millions non- gaap)	Restated - gaap	Revenue (non- gaap)	Restated (gaap)
2Q12	2.8	2.8	39.3	39.3
3Q12	2.9	2.9	43.8	43.8
4Q12	3.6	3.6	52.1	52.1
1Q13	3.9	3.5	58.5	56.1
2Q13	4.5	3	89.5	85.2
3Q13	5	3.9	95.9	94.8
4Q13	5.9	5.4	97.6	97.3
1Q14	6.4	5.3	98.5	98.2
2Q14	6.9	5	99.4	99.2
3Q14	7.3	4.4	99.9	99.8
4Q14*	7.9	5.4	99.9	99.9
1Q15*	8.0	5.0	100	100

*not restated

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

	Three months ended
	2015	2014 restated	Variance
Revenues	$5,013,016	$5,384,265	$(371,249)
Cost of service (excluding depreciation and amortization)	1,868,846	1,635,972	232,874
Margin (excluding depreciation and amortization)	$3,144,170	$3,748,293	$(604,123)

Cost of service for the three month period ended March 31, 2015 was $1,868,846, an increase of $232,874 or 14%, compared to $1,635,972 for the three month period ended March 31, 2014. The increase was primarily related to airtime cost for our mobile bundled services.

Margin (excluding depreciation and amortization) as a percent of the total revenue was 63% and 70% for the three month period ended March 31, 2015 and 2014, respectively. This decrease was primarily caused by the negative exchange rate impact of $739,730 as a result of a decrease of the exchange rate of the euro against the US (dollar).

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and ET BOSS &IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the three month period ended March 31, 2015 and 2014, the Company capitalized $1,175,027 and $1,055,962, respectively.

Product Development costs for the three month period ended March 31, 2015 and 2014 were $ 1,036,121 and $ 1,711,817, respectively, a decrease of $675,696 or 39%. The decrease is due to reduced use of specialist consultants and re-allocation of certain staff to other functions.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and Marketing expenses for the three month period ended March 31, 2015 and 2014 were $ 662,160 and $ 563,835, respectively, an increase of $98,325 or 17%. The increase is due to increased staffing for these functions.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and Administrative expenses for the three month period ended March 31, 2015 and 2014 were $2,961,096 and $3,047,947, respectively, a decrease of $86,851 or 3%. The decrease was caused by a $778,672 favorable exchange rate impact.

Share-based compensation

Share-based compensation is comprised of:

·	the expensing of the options granted under the 2008 Plan to staff and management;
·	the expensing of the shares issued under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;
·	the expensing of restricted shares issued for consultancy services.

For the three month period ended March 31, 2015 and 2014, we recognized share-based compensation expense of $831,813 and $ $771,724, respectively, an increase of $60,089 or 8%.

In the following table we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	March 31, 2015	March 31, 2014
Cost of service	$51,363	$217,751
Product Development	193,142	398,505
Sales and Marketing	33,348	40,368
General and Administrative	553,960	115,100
Total	$831,813	$771,724

Depreciation and Amortization

Depreciation and amortization expenses for the three month period ended March 31, 2015 was $1,746,147, a decrease of $262,067 or 13%, compared to $2,008,214 for the same period in 2014. The decrease is primarily due to the effects of fully depreciated or amortized assets.

Interest Income and Expense

Interest income for the three month periods ended March 31, 2015 and 2014 was $30,272 and $27,611, respectively. Interest income consists of interest received on bank balances.

Interest expense for the three month periods ended March 31, 2015 and 2014, was $ 367,340 and $301,944, respectively, an increase of $65,396 or 22%. Higher levels of interest expense were the result of the change of financing sources during 2014.

Interest Expense Related to Debt Discount and Conversion Feature

For the periods ended March 31, 2015 and 2014, interest expenses related to debt discount and conversion feature were $63,972 and $884,740, respectively. Interest expenses related to debt discount and conversion features decreased by $820,768 or 93%. This significant decrease was due to the convertible notes issued in 2013 which were converted and/or repaid in 2014.

Change in Fair Value of Warrant Liabilities

The change in the fair value of the remaining outstanding warrants related to a registered direct public offering made by us in June 2013 was a gain of $246,702 for the three month period ended March 31, 2015, compared to a loss of $210,272 for the same period in 2014.

Such changes were primarily due to the decreased value of our stock price, because this is one of the major variables of the valuation. The value of the warrants was determined by a third party valuation expert using a Monte-Carlo Simulation model.

Gain/(Loss) on extinguishment of debt

There is a net gain on extinguishment of debt amounting to $2,475,799 for the three month period ended March 31, 2015, an increase of $2,476,225,compared to the loss amounting to $426 for the three month period ended March 31, 2014. The gain is the result of the extinguishment of debt related to the Chong Hing Bank debt of our subsidiary Elephant Talk Ltd in Hong Kong following the expiry of the statute of limitations in Hong Kong as well as the verdict by California courts in 2011 that the Company was not liable as a successor in interest or otherwise on the bank loans and overdraft account to Elephant Talk Ltd. The amounts released from the balance sheet were $ $433,480 (overdraft), $962,522 (loan payable) and $1,079,796 (accrued interest).

Amortization of Deferred Financing Costs

Deferred financing cost relate to the 2013 10% Related Party Convertible Loan (see Note 14 of the 2014 Annual Report) and the 2013 10% 3rd Party Convertible Notes (see Note 16 of the 2014 Annual Report), and the related amortization amounted to $62,502 for the three month period ended March 31, 2015, an decrease of $ 73,865 or 54%, compared to $136,367 for the three month period ended March 31, 2014.

The decrease is due to the accelerated amortization on loans received in 2013 and repaid and or converted in 2014 and the 2015 deferred financing costs related to the Credit Facility received in November 2014.

Other Income and (Expense)

Other income & (expense) for the three month period ended March 31, 2015 is an expense of $1,191,270 and represents the unrealized exchange rate losses related to the 2014 10% libor 3rd Party Loan against the primary functional currency (EURO) of the company.

Provision (Benefit) Income taxes

Income tax provision (Benefit) for the three month period ended March 31, 2015was $(68,492), compared to an income tax provision of $135,437 for the same period in 2014.

Net Loss

Net loss for the three month period ended March 31, 2015, was $2,125,173, a decrease of $3,096,532 or 59%, compared to the loss of $5,221,705 for the same period in 2014. The decrease in Net Loss was primarily caused by the gain on extinguishment of debt.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to losses of $1,712,438 and $2,219 for the three month periods ended March 31, 2015 and 2014, respectively. This change is primarily attributable to the translation effect resulting from the strong fluctuations in the USD/Euro exchange rates.

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

	2015	2014
EBITDA (adjusted)	Q1	Q1 restated
Net loss	$(2,125,173)	(5,221,705)
(Benefit) / provision for income taxes	(68,492)	135,437
Depreciation and amortization	1,746,147	2,008,214
Stock-based compensation	831,813	771,724
Interest income and expenses	337,068	274,333
Interest expense related to debt discount and conversion feature	63,972	884,740
Changes in fair value of warrant liabilities	(246,702)	210,272
(Gain)/Loss on extinguishment of debt	(2,475,799)	426
Other income & (expense)	1,191,270	(3,390)
Amortization of deferred financing costs	62,502	136,367
Changes in deferred revenue	2,981,659	809,561
Adjusted EBITDA	$2,298,265	5,979

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements the Company incurred net losses of $2,125,173 for the three month period ended March 31, 2015, and had an accumulated deficit of $252,754,469 as of March 31, 2015.

Cash balance of the company at March 31st 2015 was $994,693 which was negatively impacted by an increase of the accounts receivable of $5,983,834 following the increase of $3,131,407 that already occurred in the fourth quarter 2014, totaling an accounts receivable increase of $9,115,241 over the six months ended March 31, 2015. The primary cause of the accounts receivable increases are the result of Grupo lusacell, S.A.’s (“Iusacell”) deferring the payment for services performed during the fourth quarter 2014 to the first quarter 2015. The outstanding receivables of Iusacell constituted 72% and 64% of total accounts receivable at December 31st 2014 and March 31st, 2015 respectively. After Iusacell was acquired by AT&T, AT&T/Iusacell indicated its intention to terminate the five-year agreement between the Company and Iusacell dated September 10, 2013 (the “Iusacell Agreement”). The Company received a settlement proposal from Iusacell/AT&T, in exchange for the termination of the Iusacell Agreement, payment of a certain amount of cash, consisting of outstanding account payables and additional payment to compensate the Company for the loss of future fees to be due under the Iusacell Agreement.Presently management is evaluating the settlement proposal of Iusacell/AT&T. The intended termination of Iusacell Agreement has and will have a significant impact to our revenue, financial conditions and liquidity. We expect reaching a settlement agreement with AT&T/Iusacell in the near future.

During the three months ended March 31, 2015, if Iusacell would have paid the agreed amounts for first quarter 2015 we would have received a cash payments of $1.3 million per month. In addition to the Iusacell termination negotiations and associated expected cash inflow the Company has started to reduce cash expenses, has initiated a staff reduction program, made benefit reductions and payment of stock in lieu arrangements of cash compensation for senior management. Furthermore, sales efforts have increased in order to accelerate new customer take-on. In parallel, the Company is in discussions with its lender Atalaya Administrative LLC in order to resolve the impact of occurrence of events of default as defined in the Credit Agreement as a result of the pending Iusacell termination. The Company anticipates resolution both with AT&T/Iusacell as well as with Atalaya Administrative LLC. There can be no assurance that the outcome will be successful as the Company expected. In case the outcome falls short of the Company’s expectations, the Company will need to pursue financing and/or further scale back its operations. Even though the Company has been successful in the past to arrange for sufficient liquidity for the Company, the above conditions raise substantial doubt as to Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

	March 31, 2015	March 31, 2014

Net loss	$(2,125,173)	$(5,221,705)
Adjustments to reconcile net loss to net cash used in operating activities:	1,181,387	4,008,538
	(943,786)	(1,213,167)

Changes in operating assets and liabilities:	(1,589,616)	1,990,986
Net cash (used) (in) provided by operating activities	$(2,533,402)	$777,819

Net cash used in operating activities for the period ended March 31, 2015 was heavily impacted by the increase of accounts receivable of almost $ 6 million, largely caused by the intended termination of Iusacell/AT&T contract and their settlement proposal , causing changes in operating assets and liabilities to be negative $1,589,616.

As a result of the above, cash used in operating activities was $2,533,402 for the three months ended March 31, 2015 compared to net cash provided by operating activities of $777,819 for the three months ended March 31, 2014.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2015 was $1,511,179, a decrease of $291,772, or 16% compared to $1,802,951 in the same period in 2014. This change is resulted from the reduced spending on hardware and software licenses.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $2,005,861 and $4,003,480, respectively, a decrease of $1,997,619.

As a result of the above activities, for the three months ended March 31, 2015, we had cash and cash equivalents of $994,693, a net decrease in cash and cash equivalents of $909,467 since December 31, 2014.

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

We do not believe that we have currently material exposure to interest rate or other market risk

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of March 31, 2015. Disclosure controls and procedures are necessary to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

For the accounting and financial reporting period ended March 31, 2015 management continues to implement measures to remediate material weaknesses in internal controls over financial reporting relating to the complex revenue accounting involving delivery of multi-element arrangements.

Changes in Internal Control over Financial Reporting

In response to the material weaknesses identified related to the financial reporting of all the quarters in 2013 and the three quarters ended September 30, 2014, the Company restated the 2013 quarters and full year financials, as well as the financials of three quarters ended September 30th 2014. The Company implemented the following measures in the fourth quarter 2014 and first quarter of 2015 in order to remediate this weakness:

•	The Company consulted an accounting firm to assist us in respect of selected contracts on revenue recognition aspects under US GAAP and will continue to do so;

•	The Company has instituted a review group in the finance and control department, independent from the sales and operations functions, which will be responsible for the assessment and evaluation of all customer contracts, including the collection of these documents and associated invoicing. The files will include all documents related to revenue recognition. The review group will apply the revenue recognition rules, policies, and procedures to every transaction and prepare a “deal sheet” for each transaction that provides a basic analysis of its impact on revenue recognition.

The Company believes that the abovementioned measure remediated the material weakness identified for the periods mentioned above.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: May 11, 2015	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11 , 2015	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

