Form 10-Q
period 2015-06-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2015-08-10
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Yes ☐   No ☒

 As of July 31, 2015, there were 160,488,671 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,232,525	$1,904,160
Financing receivable	-	2,000,000
Restricted cash	304,676	312,935
Accounts receivable	3,720,881	8,877,213
Prepaid expenses and other current assets	1,549,827	2,478,681
Total current assets	6,807,909	15,572,989

NON-CURRENT ASSETS

OTHER ASSETS	1,105,224	1,600,335

PROPERTY AND EQUIPMENT, NET	17,528,492	19,319,202

INTANGIBLE ASSETS, NET	3,756,889	5,076,208

GOODWILL	3,076,526	3,352,264

TOTAL ASSETS	$32,275,040	$44,920,998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$-	$433,366
Accounts payable and customer deposits	3,783,252	1,856,014
Obligations under capital leases (current portion)	706,385	1,831,050
Deferred Revenue	2,649,051	8,813,385
Accrued expenses and other payables	3,022,436	4,061,652
Loans payable	-	962,269
2014 10% + libor 3rd Party Loan (net of Debt Discount of $332,304 at June 30, 2015 and $798,894 at December 31, 2014)	-	11,201,106
Total current liabilities	10,161,124	29,158,842

LONG TERM LIABILITIES
2014 10% + libor 3rd Party Loan (net of Debt Discount of $332,304 at June 30, 2015 and $798,894 at December 31, 2014)	1,740,365	-
Warrant liabilities	-	2,087,992
Non-current portion of obligation under capital leases	95,532	272,460
Other long term loan	294,632	354,880
Non-current portion of deferred revenue	541,577	2,434,257
Total long term liabilities	2,672,106	5,149,589

Total liabilities	12,833,230	34,308,431

Commitments and Contingencies (See Notes)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 159,194,181 issued and outstanding as of June 30, 2015 and 154,671,258 shares issued and outstanding as of December 31, 2014	266,995,681	264,359,674
Accumulated other comprehensive income (loss)	(4,330,752)	(3,127,132)
Accumulated deficit	(243,232,551)	(250,629,296)
Elephant Talk Communications, Corp. stockholders' equity	19,432,378	10,603,246

NON-CONTROLLING INTEREST	9,432	9,321
Total stockholders' equity	19,441,810	10,612,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,275,040	$44,920,998

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		restated		restated
REVENUES	$19,244,383	$5,072,440	$24,257,399	$10,456,705

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	1,440,914	1,848,687	3,309,760	3,484,659
Product development	1,490,683	2,280,532	2,526,804	3,992,349
Sales and marketing	336,960	664,807	999,120	1,228,642
General and administrative	2,664,281	3,467,338	5,625,377	6,515,286
Depreciation and amortization of intangibles assets	1,745,034	1,928,392	3,491,181	3,936,606
Impairment for assets held and used	937,835	-	937,835	-
Total cost and operating expenses	8,615,707	10,189,756	16,890,077	19,157,542

INCOME / (LOSS) FROM OPERATIONS	10,628,676	(5,117,316)	7,367,322	(8,700,837)

OTHER INCOME (EXPENSE)
Interest income	22,587	29,545	52,859	57,156
Interest expense	(555,826)	(333,214)	(923,166)	(635,158)
Interest expense related to debt discount and conversion feature	(403,679)	(1,025,292)	(467,651)	(1,910,032)
Changes in fair value of warrant liabilities	149,203	38,948	395,905	(171,324)
Gain / (Loss) on Extinguishment of Debt	-	-	2,475,799	(426)
Other income & (expense), net	155,252	68,008	(1,036,018)	71,398
Amortization of deferred financing costs	(362,845)	(113,090)	(425,347)	(249,457)
Total other income (expense)	(995,308)	(1,335,095)	72,381	(2,837,843)

INCOME / (LOSS) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	9,633,368	(6,452,411)	7,439,703	(11,538,680)
(Benefit) / provision for income taxes	111,450	(2,209)	42,958	133,228
NET INCOME / (LOSS)	9,521,918	(6,450,202)	7,396,745	(11,671,908)

OTHER COMPREHENSIVE INCOME / (LOSS) INCOME
Foreign currency translation gain (loss)	508,818	(148,233)	(1,203,620)	(150,452)
COMPREHENSIVE INCOME / (LOSS)	$10,030,736	$(6,598,435)	$6,193,125	$(11,822,360)

Net income / (loss) per common share and equivalents - basic	$0.06	$(0.04)	$0.05	$(0.08)

Net income / (loss) per common share and equivalents - diluted	$0.06	$(0.04)	$0.05	$(0.08)

Weighted average shares outstanding during the period - basic	156,384,740	146,482,547	155,623,883	144,130,543

Weighted average shares outstanding during the period - diluted	157,936,092	146,482,547	157,175,235	144,130,543

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$7,396,745	$(11,671,908)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,491,181	3,936,606
Provision for doubtful accounts	25,414	18,865
Stock based compensation	1,584,323	2,674,261
Change in fair value of warrant liability	(395,905)	171,324
Amortization of deferred financing costs	425,347	249,457
Interest expense relating to debt discount and conversion feature	467,651	1,910,032
Unrealized foreign currency translation gain (loss)	1,036,018	(71,398)
(Gain) / Loss on Extinguishment of Debt	(2,475,799)	426
Impairment for assets held and used	937,835	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,305,466	(1,914,324)
Decrease (increase) in prepaid expenses, deposits and other assets	1,100,067	(346,129)
Increase (decrease) in accounts payable and customer deposits	2,027,904	210,932
Increase (decrease) in deferred revenue	(8,889,549)	2,537,091
Increase (decrease) in accrued expenses and other payables	(740,868)	1,909,830
Net cash provided by (used in) operating activities	10,295,830	(384,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,113,308)	(3,922,724)
Net cash used in investing activities	(4,113,308)	(3,922,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing related fees	(67,445)	(90,000)
Exercise of warrants & options	5,861	4,283,033
Financing receivable	2,000,000	-
Principal payment on 2014 10% + libor 3rd Party Loan	(9,927,333)	-
Net cash (used in) provided by financing activities	(7,988,917)	4,193,033

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,134,760	(308,301)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(671,635)	(422,927)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,904,160	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,232,525	$829,388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$866,432	$123,644
Cash paid during the period for income taxes	14,481	56,881

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Condition

As reflected in the accompanying condensed consolidated financial statements the Company reported net income of $9,521,918 and $7,396,745 for the three and six month period ended June 30, 2015 respectively, and had an accumulated deficit of $243,232,551 as of June 30, 2015.

The company’s financial statements were substantially impacted by two events, namely the settlement and termination agreement with Grupo Iusacell S.A. on June 12, 2015 and the resolution of the Atalaya/Corbin Capital credit agreement which had been in default since March 2015 which resulted in the amendment dated July 9, 2015 to the November 17 2014 credit agreement.

The termination of the relationship with Iusacell resulted in a settlement agreement on June 12, 2015 of $13.5 million, which included the forgiveness of certain liabilities that had previously been assumed by Grupo Iusacell on behalf of the Company totaling $0.9 million, resulting in a net proceeds received by the Company of $12.6 million on June 19, 2015.

In parallel the Company completed an amendment of the Atalaya/Corbin credit agreement and used $10.1 million of the $12.6 million to pay to Atalaya/Corbin in anticipation of the conclusion of the amendment, leaving the company with $2.5 million for its short term working capital needs and an outstanding debt (before debt discounts) to Atalaya/Corbin of approximately $2 million at June 30, 2015. On July 14, 2015 following the closing of the amendment to the Atalaya/Corbin credit agreement, the Company received from Atalaya/Corbin, after deduction of fees and expenses, gross proceeds of $4.5 million (net payment of $ 4.2 million), bringing the principal loan amount to $6.5 million as agreed in the amended credit agreement.

The termination of the Iusacell contract is expected to result in the loss of approximately $1.3 million in monthly billings and cash flow (based on historical monthly billings), which will have a negative impact on the results from operations (see Management Discussion and Analysis) of the Company for the same amount. This loss in monthly billings was compensated in the second quarter through the proceeds from the settlement agreement, with the result that the results from operations for the three and six months ended June 30, 2015 were not impacted yet with that monthly loss in billings.

The Company recently completed its expense reduction plan in response to the termination of the Iusacell contract and estimates this can reduce reduce the Company’s product development, selling, general and administrative cash expenses this year by approximately $ 5 million compared to the prior year.

In addition, the Company is focused on increasing sales efforts and streamlining global business operations, including a cautious policy on capital expenditures.

With a cash balance at June 30, 2015 of $1.2 million, the net receipt of funding by Atalaya/Corbin of $4.2 million in July 2015 combined with the effects of the expense reduction, the Company believes it can sustain its operational plans for the coming 12 months. However, if we are unable to meet our sales objectives and financing becomes restrictive for our capital expenditures for growth purposes, we may be required to attract additional financing. Although we have previously been able to raise capital as needed, such capital may not continue to be available to us at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us or our existing stockholders. If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may be required to change or delay our operations.

As of June 30, 2015, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation of Interim Periods

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our 2014 amended Annual Report on Form 10-K/A filed with the SEC on April 3, 2015 and April 30, 2015, referred to as our 2014 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months period ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 2, “Business and Summary of Significant Accounting Policies,” of our 2014 Annual Report. There have been no material changes to our significant accounting policies during the three and six months period ended June 30, 2015.

Use of Estimates

The preparation of the accompanying financial statements conforms to accounting principles generally accepted in the U.S. and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant areas of estimates include revenue recognition, bad debt allowance, valuation of financial instruments, useful lives of long-lived assets and share-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Basic and diluted earnings per share

Net earnings per share is calculated in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic net earnings per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted in periods with a loss situation per share are the same as basic since the effect of the dilutive securities is anti-dilutive.

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Prepaid expenses and other current assets	June 30,	December 31,
	2015	2014
	(unaudited)
Recurring prepaid expenses	$290,159	$455,529
Non recurring prepaid expenses	293,233	731,725
Taxes	328,708	359,087
VAT	630,621	742,773
Inventory SIM cards	7,106	189,567
	$1,549,827	$2,478,681

Other Assets	June 30,	December 31,
	2015	2014
	(unaudited)
Long term deposits	$487,442	$653,002
Deferred Financing Costs	347,586	682,878
Due from third parties	270,196	264,455
	$1,105,224	$1,600,335

Property and equipment	June 30,	December 31,
	2015	2014
	(unaudited)
Furniture & fixtures	$301,441	$281,214
Computer, communications and network equipment	24,142,700	23,904,494
Software	5,941,981	4,556,364
Automobiles	73,809	80,860
Construction in progress	1,886,575	4,044,932
Acc. Depreciation Property & Equipment	(14,818,014)	(13,548,662)
	$17,528,492	$19,319,202

Intangible assets	June 30,	December 31,
	2015	2014
Validsoft IP & Technology	$13,181,868	$14,344,604
Customer Contracts, Licenses , Interconnect & Technology	1,807,074	1,870,523
Accumulated amortization Validsoft IP & Technology	(9,966,097)	(9,973,063)
Accumulated amortization Customer Contracts, Licenses, Interconnect & Technology	(1,265,956)	(1,165,856)
	$3,756,889	$5,076,208

Goodwill	June 30,	December 31,
	2015	2014
Goodwill ValidSoft Ltd	$2,705,903	$2,964,423
Goodwill Morodo Ltd.	180,222	197,440
Goodwill Telnicity	190,401	190,401
	$3,076,526	$3,352,264

Accrued expenses and other payables	June 30,	December 31,
	2015	2014
Accrued Selling, General & Administrative expenses	$2,049,441	$1,863,020
Accrued cost of service	265,965	291,553
Accrued taxes (including VAT)	563,721	570,616
Accrued interest payable	43,052	1,184,418
Other accrued expenses	100,257	152,045
	$3,022,436	$4,061,652

2014 10% + libor 3rd Party Term Loan Agreement	June 30,	December 31,
	2015	2014
2014 10% Term Loan (principal amount)	$2,072,669	$12,000,000
Debt Discount - Original Issue Discount	(165,286)	(365,231)
Debt Discount – Warrants	(167,018)	(433,663)
	$1,740,365	$11,201,106

On March 26, 2015, the Company was notified by Atalaya Capital Management LP, the agent for Corbin Mezzanine Fund I, L. P. that certain events of default as defined in the Credit Agreement dated 17, November 2014 had occurred and that for so long as an event of default be continuing, interest should accrue and be payable by the Company in cash at the default rate as defined in the Credit Agreement.  Atalaya Capital Management LP indicated in the notification that they would continue to monitor the default situation and reserve all their respective rights and remedies under the Credit Agreement. In anticipation of an amendment of the original Credit Agreement combined with the receipt of the Iusacell settlement payment, the Company transferred $10,100,000 on June 22, 2015 to the lenders pending the closing of an amendment of the credit agreement, which amendment was executed on July 9, 2015. See also Note 11 subsequent events.

The $10,100,000 payment was recorded in the second quarter periodic report as a pre-payment of $5,500,000, $172,667 in prepayment of charges ($110,000) and accrued default interest ($62,667), with $4,427,333 set-off against the principal balance of the credit agreement, pending the closing of the amendment to the credit agreement. In line with the recording of the $5,500,000 prepayment, the company pro rata accelerated the corresponding deferred financing cost, original issue discount and deferred warrant valuation expense.

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

The following tables summarize fair value measurements by level as of June 30, 2015 and December 31, 2014 for financial assets and liabilities measured at fair value on a recurring basis:

June 30, 2015 (Unaudited)
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$-	$-
Total Derivatives Liabilities	$-	$-	$-	$-

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$2,087,992	$2,087,992
Total Derivatives Liabilities	$-	$-	$2,087,992	$2,087,992

The Company has classified the previously outstanding warrant liabilities into level 3 due to the fact that some inputs were not published and not easily comparable to industry peers. The difference in level 3 items from December 31, 2014 to June 30, 2015 was the result of the exchange of all of the outstanding warrants into common stock by the holder. . The exchange of the warrants resulted in a reclassification of the warrant liability balance of $1,692,087 to equity and a gain of $149,203 in the change in fair value of warrant liabilities. The Company used the Monte Carlo valuation model to determine the value of the previously outstanding warrants from the Registered Direct Offering of June 2013.

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 159,194,181 and 154,671,258 shares of common stock issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014, respectively, an increase of 4,522,923 shares, 4,029,738 shares were issued pursuant to an election by the holder to exchange the warrants for shares of common stock in accordance with the warrant agreement issued in June 2013, 8,668 shares were issued to employees as a result of exercised employee stock options, and a total of 484,517 shares were issued from the 2008 Option Plan as compensation to the Company’s executive officers and non-executive directors.

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

For the period ended June 30, 2015, the Company did not issue any shares of Preferred Stock, and no shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The warrants outstanding at June 30, 2015 (unaudited) and December 31, 2014 have been recorded and classified as equity. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.26. The table below summarizes the warrants outstanding as of June 30, 2015 (unaudited) and as of December 31, 2014:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2015	2014

Warrants – Fundraising	$0.700- $1.50	2015 – 2018	25,320,386	29,610,206
Warrants – Other	$2.21	2016	18,659	18,659
			25,339,045	29,628,865

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

Amended and Restated 2008 Long-Term Incentive Compensation Plan

Total Authorized under the plan	56,000,000
Shares issued in prior years	1,951,031
Shares issued in 2015	484,517
Options exercised	2,382,110
Outstanding options	42,136,739
Available for grant at June 30, 2015 (unaudited):	9,045,603

During the first half year of 2015, the Company issued 484,517 freely tradable shares to various directors and officers under the 2008 Plan, in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2014 and first quarter of 2015 in shares of the Company.

Stock option activity is set forth below:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	40,056,080	$1.32
Granted in 2015	11,014,402	$0.70
Exercised (with delivery of shares)	(8,668)	$0.68
Forfeitures (Pre-vesting)	(6,481,215)	$1.09
Expirations (Post-vesting)	(2,443,860)	$1.74
Outstanding as of June 30, 2015 (unaudited)	42,136,739	$1.28

At June 30, 2015, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was approximately $5,854,531, compared to $11,607,937 for the same period in 2014, under the provisions of ASC 718. The future expensing takes will take place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net (benefit) provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(Benefit) Provision for income taxes	$111,450	$(2,209)	$42,958	$133,228

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities.

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Two largest customers	87.4%	77.4%	83.3%	77.4%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Europe	16.6%	65.4%	26.3%	65.5%
All other (non-European) countries	83.4%	34.6%	73.7%	34.5%
	100.0%	100.0%	100.0%	100.0%

Note 9. Per Common Share Information

Diluted earnings per common share is calculated using net income divided by the weighted-average basic and diluted shares. Diluted weighted-average shares include weighted-average shares outstanding plus the calculated dilutive effect of employee options and outstanding warrants using the treasury stock method. The dilutive effect has been determined to be 1,551,352 shares for the three and six month periods in 2015 and no dilutive effect for the three and six months period of 2014 as such effect is anti-dilutive due to the negative earnings in the three month period and six month period of the year 2014.

Note 10. Restatement

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

See our 2014 Form 10-K, as amended, for additional information regarding the restatement of our unaudited consolidated financial statements for the quarter ended June 30, 2014 and for information regarding the restatement of our unaudited consolidated financial statements for each of the quarters in the year ended December 31, 2013 and 2014.

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (this “Form 10-Q”) reflects the impact of the restatement on the applicable unaudited quarterly financial information for the quarter ended June 30, 2014.

The combined impact of the adjustments to specified line items included in this Form 10-Q have been restated to reflect the corrections of the above errors, which impact revenues from products, revenues from services and deferred revenues (current and non-current). The following schedules reconcile the amounts as originally reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 to the corresponding restated amounts as reported herein and in our 2014 Form 10-K.

	June 30,		June 30,
	2014		2014
	(unaudited)	restatement	Restated
		Unaudited	Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$829,388	$-	$829,388
Restricted cash	191,703	-	191,703
Accounts receivable, net of allowance for doubtful accounts of $29,547 at June 30, 2014	8,223,963	(1,299,207)	6,924,756
Prepaid expenses and other current assets	2,619,882	-	2,619,882
Total current assets	11,864,936	(1,299,207)	10,565,729

NON-CURRENT ASSETS

OTHER ASSETS	1,288,246	-	1,288,246

PROPERTY AND EQUIPMENT, NET	20,711,832	-	20,711,832

INTANGIBLE ASSETS, NET	7,122,940	-	7,122,940

GOODWILL	3,740,646	-	3,740,646

TOTAL ASSETS	$44,728,600	$(1,299,207)	$43,429,393

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$413,958	$-	$413,958
Accounts payable and customer deposits	2,305,933	-	2,305,933
Obligations under capital leases (current portion)	1,898,346	-	1,898,346
Deferred revenue	163,848	468,256	632,104
Accrued expenses and other payables	6,592,945	-	6,592,945
Loans payable	963,051	-	963,051
10% Related Party Loan	-	-	-
Total current liabilities	12,338,081	468,256	12,806,337

LONG TERM LIABILITIES
10% 3rd Party Loan (net of Debt Discount of $518,463 at June 30, 2014 and $726,695 at December 31, 2013)	4,940,798	-	4,940,798
10% Related Party Loan (net of Debt Discount of $17,786 at June 30, 2014)	2,711,844	-	2,711,844
Warrant liabilities	2,144,858	-	2,144,858
Non-current portion of obligation under capital leases	487,728	-	487,728
Non-current portion of deferred revenue		4,542,910	4,542,910
Loan from joint venture partner	626,534	-	626,534
Total long term liabilities	10,911,762	4,542,910	15,454,672

Total liabilities	23,249,843	5,011,166	28,261,009

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 146,364,577 issued and outstanding as of March 31, 2014	255,328,306	-	255,328,306
Accumulated other comprehensive income	121,636	-	121,636
Accumulated deficit	(234,115,159)	(6,310,373)	(240,425,532)
Elephant Talk Communications, Corp. stockholders' equity	21,334,783	(6,310,373)	15,024,410

NON-CONTROLLING INTEREST	143,974	-	143,974
Total stockholders' equity	21,478,757	(6,310,373)	15,168,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,728,600	$(1,299,207)	$43,429,393

Three months period ended June 30, 2014		Restatement adjustments	Re-classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$6,911,768	$(1,839,328)	$-	$5,072,440

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	828,581	-	1,020,107	1,848,687
Product development	-	-	2,280,532	2,280,532
Sales and marketing	-	-	664,807	664,807
General and administrative	7,432,784	-	(3,965,446)	3,467,338
Depreciation and amortization	1,928,392	-	-	1,928,392
Total cost and operating expenses	10,189,757	-	-	10,189,757

LOSS FROM OPERATIONS	(3,277,989)	(1,839,328)	-	(5,117,316)

OTHER INCOME (EXPENSE)
Interest income	29,545	-	-	29,545
Interest expense	(333,214)	-	-	(333,214)
Interest expense related to Debt Discount and Conversion Feature	(1,025,292)	-	-	(1,025,292)
Change in fair value of warrant liabilities	38,948	-	-	38,948
Loss on extinguishment of debt	-	-	-	-
Other income and (expense)	68,008	-	-	68,008
Amortization of deferred financing costs	(113,090)	-	-	(113,090)
Total other income (expense)	(1,335,095)	-	-	(1,335,095)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,613,084)	(1,839,328)	-	(6,452,411)
(Benefit) / Provision for income taxes	(2,209)	-	-	(2,209)
NET LOSS	(4,610,875)	(1,839,328)	-	(6,450,202)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss)	(148,233)	-	-	(148,233)

COMPREHENSIVE LOSS	$(4,759,108)	$(1,839,328)	-	$(6,598,436)

Net loss per common share and equivalents - basic and diluted	$(0.03)	-	-	$(0.04)

Weighted average shares outstanding during the period - basic and diluted	146,482,547	-	-	146,482,547

Six months period ended June 30, 2014		Restatement adjustments	Re-classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$13,391,621	$(2,934,916)	$-	$10,456,705

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	1,812,045	-	1,672,614	3,484,659
Product development	-	-	3,992,349	3,992,349
Sales and marketing	-	-	1,228,642	1,228,642
General and administrative	13,408,891	-	(6,893,605)	6,515,286
Depreciation and amortization	3,936,606	-	-	3,936,606
Total cost and operating expenses	19,157,542	-	-	19,157,542

LOSS FROM OPERATIONS	(5,765,921)	(2,934,916)	-	(8,700,837)

OTHER INCOME (EXPENSE)
Interest income	57,156	-	-	57,156
Interest expense	(635,158)	-	-	(635,158)
Interest expense related to Debt Discount and Conversion Feature	(1,910,032)	-	-	(1,910,032)
Change in fair value of warrant liabilities	(171,324)	-	-	(171,324)
Loss on extinguishment of debt	(426)	-	-	(426)
Other income and (expense)	71,398	-	-	71,398
Amortization of deferred financing costs	(249,457)	-	-	(249,457)
Total other income (expense)	(2,837,843)	-	-	(2,837,843)

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,603,764)	(2,934,916)	-	(11,538,680)
Provision for income taxes	133,228	-	-	133,228
NET LOSS	(8,736,992)	(2,934,916)	-	(11,671,908)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss)	(150,452)	-	-	(150,452)

COMPREHENSIVE LOSS	$(8,887,444)	$(2,934,916)	$-	$(11,822,360)

Net loss per common share and equivalents - basic and diluted	$(0.06)	$-	$-	$(0.08)

Weighted average shares outstanding during the period - basic and diluted	144,130,543	-	-	144,130,543

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows.

	For the six months
	ended June 30, 2014	Restatement	Restated
	Unaudited	Unaudited*	Unaudited*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,736,992)	$(2,934,916)	$(11,671,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,936,606	-	3,936,606
Provision for doubtful accounts	18,865	-	18,865
Stock based compensation	2,674,261	-	2,674,261
Change in the fair value of the warrant liability	171,324	-	171,324
Amortization of deferred financing costs	249,457	-	249,457
Interest expense relating to debt discount and conversion feature	1,910,032	-	1,910,032
Unrealized foreign currency translation gain/(loss)	(71,398)	-	(71,398)
(Profit)/Loss on Extinguishment of Debt*	-	-	426
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Decrease (increase) in accounts receivable*	(2,329,143)	414,819	(1,914,324)
Decrease (increase) in prepaid expenses, deposits and other assets	(346,129)	-	(346,129)
Increase (decrease) in accounts payable, proceeds from related parties and customer deposits	210,932	-	210,932
Increase (decrease) in deferred revenue*	16,994	2,552,097	2,537,091
Increase (decrease) in accrued expenses and other payables*	1,910,256	-	1,909,830
Net cash provided by (used in) operating activities	(384,935)	-	(384,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(3,922,724)	-	(3,922,724)
Net cash used in investing activities	(3,922,724)	-	(3,922,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing related fees	(90,000)	-	(90,000)
Exercise of warrants and Options	4,283,033	-	4,283,033
Net cash provided by financing activities	4,193,033	-	4,193,033

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(308,301)	-	(308,301)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(422,927)	-	(422,927)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	-	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$829,388	$-	$829,388

*the Company reclassified the line items Accounts Receivable and Deferred Revenue compared to what was reported in the annual report 2014 on Form 10-K for the above quarter. Accounts Receivable decrease (increase) changed from ($2,076,250) to $414,819 and Deferred Revenue increase (decrease) changed from $5,011,166 to $2,552,097. In addition minor changes were made to Loss on Extinguishment of Debt ($426 added) and Increase in accrued expenses of 426. There was no impact of these reclassifications on Net Cash provided by (used in) operating activities, Net Loss or Equity.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were available to be issued.

On July 9, 2015 the Company entered into a First Amendment to the Credit Agreement dated November 17, 2014 with Corbin Mezzanine Fund I, L.P. (‘Lender’) and Atalaya Administrative LLC as administrative agent and collateral agent for Corbin Mezzanine Fund I.

In this amendment, Lender and Atalaya agreed to waive the existing default as defined in the November 17, 2014 credit agreement subject to certain terms and conditions in the Amendment. Upon repayment of approximately $5.7 million (including certain expenses and interest) to the Lender, the Amendment reduced the term loan facility to $6.5 million. The amended term loan facility of $ 6.5 million shall bear interest at the LIBOR rate plus an applicable margin per annum equal to eleven percent (11.00%), which may be decreased by 0.5% under certain circumstances such as the Company’s achievement of certain adjusted EBITDA during certain periods. The amended term loan facility will mature on December 31, 2017. The terms of original Credit Agreement and the ancillary agreements including the Security Agreement remain in effect unless otherwise amended in the Amendment. In accordance with the amendment to the credit agreement, the Company issued warrants to the Lender, one warrant to purchase two million shares of the Company’s common stock, exercisable upon issuance with an expiration date of 30 months from the closing of the Amendment, at a per share price of $0.38 which is $0.02 in excess of the closing bid price as of the date of execution of the Amendment of $0.36 per share, and another warrant to purchase one million shares of Common Stock exercisable upon issuance with an expiration date of 18 months from the closing of the Amendment, at a per share price of $0.38 which is $0.02 in excess of the closing bid price as of the date of execution of the Amendment of $0.36 per share.

Leading up to the amendment of the credit agreement the Company paid on June 22, 2015 $10,100,000 to Atalaya, comprising $5,500,000 pre-payment, $4,427,333 anticipatory on the conclusion of the amended credit agreement, together $9,927,333 which amount was debited against the outstanding principal of $12,000,000, resulting in an outstanding balance at June 30, 2015 of $2,072,667. The remainder of the $10,100,000 was used for default interest and prepayment charges. After closing of the First Amendment the Company received approximately $ 4.5 million from Atalaya/Corbin to bring the outstanding principal to the agreed $6,500,000.—.

Upon closing of the amendment the company performed an analysis to determine if this amendment to the Credit Agreement of November 17, 2014 constituted a substantial modification to the original credit agreement and concluded that such was not the case.

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

Restatement of Previously Issued Financial Statements

As discussed in the Form 10-K for the fiscal year ended December 31, 2014, we have restated our consolidated financial statements for the year ended December 31, 2013 and our unaudited quarterly financial information (i) for each of the quarters in the year ended December 31, 2013 and (ii) for the first three quarters in the year ended December 31, 2014 (collectively, the “Restated Periods”). We have restated the revenues and deferred revenues as a result of (i) an overstatement of revenue due to a failure to identify and determine whether contracts that were negotiated as a package with a single customer should have been combined (ASC 605-35-25); and (ii) the application of accounting guidance for multi-element arrangements, specifically an improper interpretation of standalone value of delivered elements. These errors resulted in earlier recognition of the contracted revenue on certain contracts.

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

Recent milestones for mobile product line:

•	Early August 2015 the Company, jointly with its technology partner HP (Hewlett Packard), published a new case study on its collaboration with the Company entitled, “Elephant Talk Communications transforms mobile service enablement with HP iHSS.” The case study examines the many benefits resulting from the integration of its new HP Integrated Home Subscriber Server (iHSS) technology into the ET Software DNA® 2.0 Software Defined Networking platform currently deployed with mobile network operator (MNO) and mobile virtual network operator (MVNO) customers.

•

On July 22, 2015 the Company announced that it has completed its initial restructuring efforts as part of its strategic plan to improve operational efficiencies, increase sales efforts and reduce expenditures. The plan includes eliminating approximately $5 million in 2015 from its annual cash operating SG&A budget consisting of a reduction in staff, elimination of office locations and a focus towards securing and supporting a growing number of Mobile Network Operator (MNO) and Mobile Virtual Network Operator (MVNO) customers in the Americas, Europe, the Middle East and Asia. The Board-approved restructuring plan was the result of the need to refocus the business following the end of the Company’s relationship with Iusacell its acquisition by AT&T earlier this year, the subsequent financial settlement and the resulting restructuring and reduction of its outstanding debt obligations.As part of the restructuring, the Company has divided its operations into two organizations - Delivery & Operations led by Co-President Dr. Armin Hessler and Sales & Innovation led by Co-President Martin Zuurbier. Delivery & Operations will be responsible for platform architecture, implementation and operations and Sales & Innovation will be responsible for all commercial activities, vendor management and R&D. With this business realignment, both divisions have made adjustments to their respective organizations to improve operational efficiencies and reduce costs.

•	On June 16, 2015 the Company announced that after a productive commercial relationship lasting several years, Grupo Iusacell (“Iusacell”) and Elephant Talk have ended their relationship, agreeing to a global settlement worth approximately $13.5 million in favor of Elephant Talk, consisting of 12.6 million in cash and the remaining balance in exchange for certain obligations of Elephant Talk to Iusacell. The cash payment will be reflected as revenue on the Company’s financial statements for the quarter ended June 30, 2015. The reason for the termination was to allow for AT&T to ensure consistency of infrastructure suppliers in its businesses. The amicable parting of the companies in no way reflects on the performance of Elephant Talk or its technology and neither parties rule out the possibility of future business relationships.

•	On May 28, 2015 the Company announced that the Company’s software platform was chosen by OpenMobile, a new MVNO in the Netherlands, to support its commercial launch. OpenMobile (www.openmobile.nl) specializes in offering secure connectivity services to the consumer and enterprise markets.

•	On April 29-30, 2015 Elephant Talk North America was invited to be present at the Verizon Partner Summit in Miami as one of three vendors participating, along with Coriant and Cisco. Elephant Talk North America was highlighted from the stage as the intended partner to power VPS’s new pre-paid MVNO offerings in North America. In the United States ETNA will, if selected, provide the platform for VPS’s Pre-Paid program as a branded “Powered by Elephant Talk” solution.

Recent milestones for the ValidSoft security product line:

•	On May 12, 2015 ValidSoft announced that the Company has been selected as the preferred voice biometrics technology provider for ImageWare Systems going forward. ImageWare® Systems, Inc. (OTCQB: IWSY) is a market leader in providing identity management solutions, delivering a single platform of best in class biometric solutions to manage millions of identities worldwide with a varied client and partner portfolio including TransUnion, Fujitsu, IBM and CA Technologies.

•	On April 1, 2015 ValidSoft announced the signing of a significant new commercial customer contract for its newly enhanced User Authentication platform featuring its Voice Biometric technology with a large US-based corporation.

•	On February 24, 2015 ValidSoft announced that it has launched its Device Trust solution with another major UK retail bank with its partner FICO (NYSE:FICO). This is the second such agreement announced for this solution in the UK and continues building on the successful partnership with FICO. The new client, unnamed for security reasons, is the largest UK deployment of this solution to date for ValidSoft.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the six months ended June 30, 2015.

Comparison of three and six months ended June 30, 2015 and 2014.

Revenue

Revenue for the three and six months ended June 30, 2015 was $19,244,383 and $24,257,399, an increase of $14,171,943 or 279%, compared to $5,072,440 for the three months ended June 30, 2014 and $13,800,694 or 132% compared to $10,456,705 for the six months ended June 30, 2014. This increase was mainly caused by the full release of deferred revenue of $11,571,458 related to the termination of the contract with Iusacell as well as compensation paid by Iusacell in June 2015 for the termination of the contract.

	Three Months Ended June 30,
	2015	2014 restated	Variance
Landline Services	$-	$42,499	$(42,499)
Mobile & Security Solutions	19,244,383	5,029,941	14,214,442
Total Revenue	$19,244,383	$5,072,440	$14,171,943

	Six Months Ended June 30,
	2015	2014 restated	Variance
Landline Services	$-	$141,230	$(141,230)
Mobile & Security Solutions	24,257,399	10,315,475	13,941,924
Total Revenue	$24,257,399	$10,456,705	$13,800,694

Non-GAAP Revenue

In order to provide investors additional information regarding our revenue, we include here the discussion of Non-GAAP revenue. Our non-GAAP financial measure is defined as GAAP revenue adjusted for changes in deferred revenue. We believe this Non-GAAP measure provides useful information regarding our actual billings to our customers during the period which generally reflect the usage rates of our hosted platforms and security solutions. The presentation of Non-GAAP revenue is not meant to be considered in isolation or as an alternative to GAAP. A reconciliation of GAAP Revenue to Non-GAAP Revenue, for each of the periods indicated, is as follows:

	Three Months Ended June 30,
	2015	2014 restated	Variance
Revenue	$19,244,383	$5,072,440	$14,171,943
Deferred Revenue adjustments	(11,871,208)	1,727,530	(13,598,738)
Non-GAAP Revenue	$7,373,175	$6,799,970	$573,205

Non-GAAP Revenue for the three months ended June 30, 2015 was $ 7,373,175, an increase of $573,205 or 8.4%, compared to $6,799,970 for the three months ended June 30, 2014.

The negative impact on revenue of the lower EUR versus USD exchange rate in 2015 for the three months ended June 30, 2015 was $633,365. Revenue adjusted for this exchange rate effect increased for these three months by $1,206,570 compared with the same period prior year.

	Six Months Ended June 30,
	2015	2014 restated	Variance
Revenue	$24,257,399	$10,456,705	$13,800,694
Deferred Revenue adjustments	(8,889,549)	2,537,091	(11,426,640)
Non-GAAP Revenue	$15,367,850	$12,993,796	$2,374,054

Non-GAAP Revenue for the six months ended June 30, 2015 was $ 15,367,850, an increase of $2,374,054 or 18.3%, compared to $12,993,796 for the six months ended June 30, 2014.

The negative impact on revenue of the lower EUR versus USD exchange rate in 2015 for the six months ended June 30, 2015 was $ $1,426,289. Revenue adjusted for this exchange rate effect increased for the six months by $3,800,343 compared with the six months ended June 30, 2014.

The three and six month revenue increases were primarily caused by the increased usage rates of our Iusacell platform as well as the Iusacell settlement proceeds.

Historic quarterly overview Non-GAAP and GAAP revenue

Total Revenue (quarterly figures unaudited)	Q1 2013	Q2 2013	Q3 2013	Q4 2013	2013
Revenues non-GAAP	$6,240,114	$3,564,249	$4,123,794	$5,523,647	$19,451,804
Changes in deferred revenue	395,122	120,771	1,544,864	313,882	2,374,639
Revenue	$6,635,236	$3,685,020	$5,668,658	$5,837,529	$21,826,443

Total Revenue (quarterly figures unaudited)	Q1 2014	Q2 2014	Q3 2014	Q4 2014	2014
Revenues	$5,384,265	$5,072,440	$4,445,239	$5,454,503	$20,356,447
Deferred revenue adjustments	809,561	1,727,530	3,217,974	2,868,895	8,623,960
Revenue - non gaap	$6,193,826	$6,799,970	$7,663,213	$8,323,398	$28,980,407

Total Revenue (quarterly figures unaudited)	Q1 2015	Q2 2015	2015 (YTD)
Revenues	$5,013,016	$19,244,383	$24,257,399
Deferred revenue adjustments	2,981,659	(11,871,208)	(8,889,549)
Revenue - non gaap	$7,994,675	$7,373,175	$15,367,850

Historic development mobile and security revenues

The following table illustrates historic revenues (excluding landline services) for the quarters ended:

Mobile and Security (Unaudited) Reported Revenue (non-gaap and gaap)
				% of Total
			% of Total	Company
	($ in	($ in	Company	Revenue
Quarter	Millions non- gaap)	millions) Restated - gaap	Revenue (non- gaap)	Restated (gaap)
2Q12	2.8	2.8	39	39
3Q12	2.9	2.9	44	44
4Q12	3.6	3.6	52	52
1Q13	3.9	3.5	59	56
2Q13	4.5	3.0	90	85
3Q13	5.0	3.9	96	95
4Q13	5.9	5.4	98	97
1Q14	6.4	5.3	99	98
2Q14	6.9	5.0	99	99
3Q14	7.3	4.4	100	100
4Q14	7.9	5.4	100	100
1Q15	8.0	5.0	100	100
2Q15	7.4	19.2	100	100

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

Cost of service for the three month period ended June 30, 2015 was $1,440,914, a decrease of $(407,773) or 22%, compared to $1,848,687 for the three month period ended March 31, 2014.

The positive impact of the lower EUR versus USD exchange rate in 2015 for the three months ended June 30, 2015 was $214,437.

Cost of service expenses adjusted for this exchange rate effect decreased for the three months ended June 30, 2015 by $193,336 compared to three months ended June 30, 2014.

The decrease was the net result of decrease in staff expenses of $54,287 and $449,228 lower stock based compensation expenses. These decreases were partly offset by the increase in cost of mobile bundled service business and network of $310,179.

Margin (excluding depreciation and amortization and impairment for assets held and used) as a percent of the total revenue was 93% and 64% for the three month period ended June 30, 2015 and 2014, respectively. This increase was primarily related to the increased revenue as discussed below.

The negative impact on margin of the lower EUR versus USD exchange rate in 2015 for the three months was $418,928. Margin adjusted for this exchange rate effect increased for the three months by $14,998,644. This increase was mainly caused by the full release of deferred revenue of $11,571,458 related to the termination of the contract with Iusacell as well as compensation paid by Iusacell for termination of the contract.

	Three Months Ended June 30,
	2015	2014 restated	Variance
Revenues	$19,244,383	$5,072,440	$14,171,943
Cost of service	1,440,914	1,848,687	(407,773)
Margin (excluding depreciation and amortization)	$17,803,469	$3,223,753	$14,579,716

Cost of service for the six month period ended June 30, 2015 was $3,309,760, a decrease of $174,899 or 14%, compared to $3,484,659 for the six month period ended June 30, 2014.

The positive impact of the lower EUR versus USD exchange rate in 2015 for the six months was $440,364. Cost of service expenses adjusted for this exchange rate effect increased for the six months by $265,466 compared to the same period last year.

The increase was primarily related to an increase in cost of mobile bundled service business and network of $616,484, increase in cost of service related management & personnel expenses of $264,598 and an off-setting $615,616 reduction of non-cash related expenses.

Margin (excluding depreciation and amortization) as a percent of the total revenue was 86% and 67% for the six month period ended June 30, 2015 and 2014, respectively. The negative impact on margin of the lower EUR versus USD exchange rate in 2015 for the six months was $985,925. Margin adjusted for this exchange rate effect increased for the six months by $14,961,518. This increase was mainly caused by the full release of deferred revenue of $11,571,458 related to the termination of the contract with Iusacell as well as compensation paid by Iusacell for termination of the contract.

	Six Months Ended June 30,
	2015	2014 restated	Variance
Revenues	$24,257,399	$10,456,705	$13,800,694
Cost of service	3,309,760	3,484,659	(174,899)
Margin (excluding depreciation and amortization)	$20,947,639	$6,972,046	$13,975,593

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and ET BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the three month period ended June 30, 2015 and 2014, the Company capitalized $1,114,332 and $1,231,889, respectively. For the six month period ended June 30, 2015 and 2014, the Company capitalized $2,289,359 and $2,287,851, respectively.

Product Development costs for the three month period ended June 30, 2015 and 2014 were $1,490,683 and $ 2,280,532, respectively, a decrease of $789,849 or 35%. The decrease was primarily related to $777,085 less non cash related expenses versus the three month period ended June 30, 2014 (see also table below under Share-based compensation).

For the six month period ended June 30, 2015 and 2014 product developments costs were $2,526,804 and $3,992,349, respectively, a decrease of $1,465,545 or 37%. The decrease is mainly due to the $982,448 reduction in non-cash related expenses and the reduced use of specialist consultants and re-allocation of certain staff to other functions.

The positive impact of the lower EUR versus USD exchange rate in 2015 for the three months ended June 30, 2015 was $221,754 and for the six months ended June 30, 2015 $430,254. Product Development expenses adjusted for this exchange rate effect decreased for the three months and six months periods by $568,095 and $1,035,292, respectively.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and Marketing expenses for the three month period ended June 30, 2015 and 2014 were $336,960 and $664,807, respectively, a decrease of $327,847 or 49%. For the six month period ended June 30, 2015 and 2014 were $999,120 and $1,228,642, respectively, a decrease of $229,522 or 19%. The decrease was primarily related to $77,781 lower non cash related expenses versus the six month period ended June 30, 2014 (see also table below under Share-based compensation) and less PR and general marketing related expenses.

The positive impact of the lower EUR versus USD exchange rate in 2015 for the three months ended June 30, 2015 was $80,848 and for the six months ended June 30, 2015 $151,556. Sales and Marketing expenses adjusted for this exchange rate effect decreased for the three months and six months periods by $246,999 and $77,965, respectively

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and Administrative expenses for the three month period ended June 30, 2015 and 2014 were $2,664,281 and $3,467,338, respectively, a decrease of $803,057 or 23%. For the six month period ended June 30, 2015 and 2014 were $5,625,377 and $6,515,286, respectively, a decrease of $889,909 or 14%.

The positive impact of the lower EUR versus USD exchange rate in 2015 for the three months ended June 30, 2015 was $346,158 and for the six months ended June 30, 2015 $745,452. General and Administrative expenses adjusted for this exchange rate effect decreased for the three months and six months periods by $456,896 and $144,454, respectively.

The decrease in General and Administrative expenses is primarily the result of the cost reduction measures that started during the second quarter of 2015, including reductions in staff levels and corporate expenses

Share-based compensation

Share-based compensation is comprised of:

·	the expensing of the options granted under the 2008 Plan to staff and management;
·	the expensing of the shares issued under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;
·	the expensing of restricted shares issued for consultancy services.

For the three month period ended June 30, 2015 and 2014, we recognized share-based compensation expense of $752,510 and $ $1,902,537, respectively, a decrease of $1,150,027 or 60%.

For the six month period ended June 30, 2015 and 2014, we recognized share-based compensation expense of $1,584,323 and $ $2,674,261, respectively, a decrease of $1,089,938 or 41%.

During the first six months of 2015 the Company did not grant bonus options for staff. In the first six months of 2014 the granting of bonus options to staff resulted in a share-based compensation expense of $1,053,000. For the three and six months ended June 30, 2015 the decreased share price over the past year resulted in lower option expensing. A further decrease of approximately $ 230,000 was the result of forfeiture gains due to staff reductions.

In the following tables we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	Three months ended
	2015	2014 restated	Variance
Cost of service	$31,016	$480,244	$(449,228)
Product Development	101,803	878,888	(777,085)
Sales and Marketing	18,269	89,030	(70,761)
General and Administrative	601,422	454,375	147,047
Total	$752,510	$1,902,537	$(1,150,027)

	Six months ended
	2015	2014 restated	Variance
Cost of service	$82,379	$697,995	$(615,616)
Product Development	294,945	1,277,393	(982,448)
Sales and Marketing	51,617	129,398	(77,781)
General and Administrative	1,155,382	569,475	585,907
Total	$1,584,323	$2,674,261	$(1,089,938)

Depreciation and Amortization

Depreciation and amortization expenses for the three month period ended June 30, 2015 was $1,745,034, a decrease of $183,358 or 10%, compared to $1,928,392 for the same period in 2014. The total depreciation and amortization expenses for the six month period ended June 30, 2015 was $3,491,181, a decrease of $445,425 or 11%, compared to $3,936,606 for the same period in 2014. The decrease for the three and six month period is primarily the result of the lower EUR versus USD exchange rate in 2015. The positive impact for the three months was $334,053 and for the six months period $676,781. Depreciation and amortization expenses adjusted for this exchange rate effect increased for the three months and six months period by $150,695 and $231,356, respectively.

Impairment for assets held and used

In the Company’s review of the carrying amounts of its assets it was determined that following the termination of the Iusacell contract certain of the assets classified under Construction in Progress and Computer, communications and network equipment needed to be impaired. As a result there was an impairment charge of $ 937,835 for the three months ended June 30, 2015.

Interest Income and Expense

Interest income for the three month periods ended June 30, 2015 and 2014 was $22,587 and $29,545, respectively. Interest income for the six month periods ended June 30, 2015 and 2014 was $52,859 and $57,156, respectively. Interest income consists of interest received on bank balances.

Interest expense for the three month periods ended June 30, 2015 and 2014 was $555,826 and $333,214, respectively. Interest expense for the six month periods ended June 30, 2015 and 2014 was $923,166 and $635,158, respectively.

Higher levels of interest expense were the result of the change of financing sources at the end of 2014, default interest payments in 2015 and a prepayment penalty of $110,000 due to the early repayment of $5,500,000 on our credit facility.

Interest Expense Related to Debt Discount and Conversion Feature

For the three month periods ended June 30, 2015 and 2014, interest expenses related to debt discount and conversion feature were $403,679 and $1,025,292, respectively, a decrease of $621,613 or 61%. The majority ($340,807) of this quarter expense is the result of the early repayment of $5,500,000 of our Credit Facility and the subsequent accelerated pro-rated amortization of the debt discount.

For the six month periods ended June 30, 2015 and 2014, interest expenses related to debt discount and conversion feature were $467,651 and $1,910,032, respectively, a decrease of $1,442,381 or 76%. The decrease was the result of the extinguishments of two convertible notes in the third and fourth quarter of 2014.

Change in Fair Value of Warrant Liabilities

The change in the fair value of the remaining outstanding warrants related to a registered direct public offering made by us in June 2013 was a gain of $149,203 for the three month period ended June 30, 2015, compared to a gain of $38,948 for the same period in 2014.

Such changes were primarily due to the decreased value of our stock price, one of the major variables of the valuation. The value of the warrants was determined by a third party valuation expert using a Monte-Carlo Simulation model.

Due to the fact that the relating warrant has been exercised and no further warrants liabilities exist there will be no further fair value gains or losses for this particular registered direct offering which took place in 2013.

Gain/(Loss) on extinguishment of debt

There is a net gain on extinguishment of debt amounting to $2,475,799 for the six month period ended June 30, 2015 an increase of $2,475,373 compared to the loss amounting to $426 for the six month period ended June 30, 2014. The gain is the result of the extinguishment of debt accounted for in the first quarter of 2015 related to the Chong Hing Bank debt of our subsidiary Elephant Talk Ltd in Hong Kong following the expiry of the statute of limitations in Hong Kong as well as the verdict by California courts in 2011 that the Company was not liable as a successor in interest or otherwise on the bank loans and overdraft account to Elephant Talk Ltd. The amounts released from the balance sheet were $433,480 (overdraft), $962,522 (loan payable) and $1,079,796 (accrued interest).

Amortization of Deferred Financing Costs

Deferred financing costs relate to the “2014 10% + libor 3rd Party Term Loan Agreement”, the “2013 10% Related Party Convertible Loan” and the “2013 10% 3rd Party Convertible Notes”, the latter two having been extinguished in the third and fourth quarter of 2014 and replaced by the ‘2014 10% + libor 3rd Party Term Loan Agreement’.

Amortization of deferred financing cost were $362,845 for the three month period ended June 30, 2015, an increase of $249,755 or 221%, compared to $113,090 for the three month period ended June 30, 2014. For the six month period ended June 30, 2015 and 2014, the deferred financing costs were $425,347 and $249,457 respectively.

In both cases the increases were the result of the higher amortizations of the 2014 10% + libor loan agreement compared with the other two notes. Also, as a result of the pre-payment of $ 5,500,000 this quarter on the 10% term loan, caused a pro rata accelerated amortization of the deferred financing cost.

Other Income and (Expense)

Other income & (expense) for the three month period ended June 30, 2015 is a gain of $155,252 and the six month period ended June 30, 2015 is a loss of $1,036,018 and represents the unrealized exchange rate losses related to the 2014 10% + libor 3rd Party Loan against the primary functional currency (EURO) of the company.

Provision (Benefit) Income taxes

Income tax provision for the three month period ended June 30, 2015 was $111,450, compared to an income tax provision (Benefit) of $(2,209) for the same period in 2014. Income tax provision for the six month period ended June 30, 2015 was $42,958, compared to an income tax provision of $133,228 for the same period in 2014.

Net Income / (Loss)

Net Income for the three month period ended June 30, 2015, was $9,521,918, an increase of $15,972,120 compared to the loss of $(6,450,202) for the same period in 2014.

Net Income for the six month period ended June 30, 2015, was $7,396,745, an increase of $19,068,653, compared to the loss of $(11,671,908) for the same period in 2014. This increase was mainly caused by the full release of deferred revenue of $11,571,458 related to the termination of the contract with Iusacell as well as compensation paid by Iusacell for termination of the contract. The positive impact of the lower EUR versus USD exchange rate in 2015 for the three months was $569,075 and for the six months period $1,023,766. Net Income adjusted for this exchange rate effect decreased for the three months and six months period by $456,896 and $144,454, respectively. Net Income adjusted for this exchange rate effect increased for the three months and six months period by $15,515,224 and $18,924,199, respectively.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as part of other comprehensive (loss) Income, which amounted to an income of $508,818 and a loss of ($148,233) for the three month periods ended June 30, 2015 and 2014, respectively. The foreign currency translation for the six month periods ended June 30, 2015 was a loss of $1,203,620, compared to a loss of $150,452 for the same period in 2014. This change is primarily attributable to the translation effect resulting from the strong fluctuations in the USD/Euro exchange rates.

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA

In order to provide investors additional information regarding our financial results, the Company is disclosing Adjusted EBITDA, a non-GAAP financial measures. Adjusted EBITDA is defined as earnings before income and income taxes, depreciation and amortization, share-based compensation, changes in deferred revenue, income interest and expenses, expenses from derivative accounting, such as debt discount and conversion feature expensing, changes in fair value of the conversion feature and warrant liabilities, amortization of deferred financing cost, loss on extinguishment of debt, impairment of tangible and intangible assets and impairments of loans. Adjusted EBITDA further eliminates share-based compensation. Adjusted EBITDA is designed to show a measure of the Company’s operating performance. The Company uses Adjusted EBITDA because it removes the impact of items not directly resulting from the Company’s core operations, allowing the Company to better assess whether the elements of the Company’s growth strategy are yielding the desired results. Accordingly, the Company believes that Adjusted EBITDA provide useful information for investors and others which allow them to better understand and evaluate the Company’s operating results.

In particular, as a result of the characteristics of our services, the long term nature of the contracts and the small customer base, new and substantial sales will remain unnoticed to investors due to the fact that most of these sales will need to be deferred over a period of 3-5 years. The Company therefore adds back to the revenue in the income statement the revenues that were invoiced in the reporting period. At the same time the Company removes from the revenue in the income statement the revenues that have been recognized as a result of sales prior to the reporting period. These two adjustments we refer to us as changes in deferred revenue.

A reconciliation of Net Loss to Non-GAAP Adjusted EBITDA, for each of the periods indicated, is as follows:

	Three Months Ended June 30,
EBITDA (adjusted)	2015	2014 (restated)
Net income (loss)	$9,521,918	(6,450,202)
(Benefit) / provision for income taxes	111,450	(2,209)
Depreciation and amortization	1,745,034	1,928,392
Stock-based compensation	752,510	1,902,537
Interest income and expenses	533,239	303,669
Interest expense related to debt discount and conversion feature	403,679	1,025,292
Changes in fair value of warrant liabilities	(149,203)	(38,948)
Other (expense)	(155,252)	(68,008)
Amortization of deferred financing costs	362,845	113,090
Changes in deferred revenue	(11,871,208)	1,727,530
Impairment for assets held and used	937,835	-
Adjusted EBITDA	$2,192,847	441,143

	Six Months Ended June 30,
EBITDA (adjusted)	2015	2014 (restated)
Net income (loss)	7,396,745	(11,671,908)
(Benefit) / provision for income taxes	42,958	133,228
Depreciation and amortization	3,491,181	3,936,606
Stock-based compensation	1,584,323	2,674,261
Interest income and expenses	870,307	578,002
Interest expense related to debt discount and conversion feature	467,651	1,910,032
Changes in fair value of warrant liabilities	(395,905)	171,324
(Gain)/Loss on extinguishment of debt	(2,475,799)	426
Other income (expense)	1,036,018	(71,398)
Amortization of deferred financing costs	425,347	249,457
Changes in deferred revenue	(8,889,549)	2,537,091
Impairment for assets held and used	937,835	-
Adjusted EBITDA	$4,491,112	447,121

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements the Company reported net income of $9,521,918 and $7,396,745 for the three and six month period ended June 30, 2015 respectively, and had an accumulated deficit of $243,232,551 as of June 30, 2015.

The company’s financial statements were substantially impacted by two events, namely the settlement and termination agreement with Grupo Iusacell S.A. on June 12, 2015 and the resolution of the Atalaya/Corbin Capital credit agreement which had been in default since March 2015 which resulted in the amendment dated July 9, 2015 to the November 17 2014 credit agreement.

The termination of the relationship with Iusacell resulted in a settlement agreement on June 12, 2015 of $13.5 million, which included the forgiveness of certain liabilities that had previously been assumed by Grupo Iusacell on behalf of the Company totaling $0.9 million, resulting in a net proceeds received by the Company of $12.6 million on June 19, 2015.

In parallel the Company completed an amendment of the Atalaya/Corbin credit agreement and used $10.1 million of the $12.6 million to pay to Atalaya/Corbin in anticipation of the conclusion of the amendment, leaving the company with $2.5 million for its short term working capital needs and an outstanding debt (before debt discounts) to Atalaya/Corbin of approximately $2 million at June 30, 2015. On July 14, 2015 following the closing of the amendment to the Atalaya/Corbin credit agreement, the Company received from Atalaya/Corbin, after deduction of fees and expenses, gross proceeds of $4.5 million (net payment of $ 4.2 million), bringing the principal loan amount to $6.5 million as agreed in the amended credit agreement.

The termination of the Iusacell contract is expected to result in the loss of approximately $1.3 million in monthly billings and cash flow (based on historical monthly billings), which will have a negative impact on the results from operations (see Management Discussion and Analysis) of the Company for the same amount. This loss in monthly billings was compensated in the second quarter through the proceeds from the settlement agreement, with the result that the results from operations for the three and six months ended June 30, 2015 were not impacted yet with that monthly loss in billings.

The Company recently completed its expense reduction plan in response to the termination of the Iusacell contract and estimates this can reduce the Company’s product development, selling, general and administrative cash expenses this year by approximately $ 5 million compared to the prior year.

In addition, the Company is focused on increasing sales efforts and streamlining global business operations, including a cautious policy on capital expenditures.

With a cash balance at June 30, 2015 of $1.2 million, the net receipt of funding by Atalaya/Corbin of $4.2 million in July 2015 combined with the effects of the expense reduction, the Company believes it can sustain its operational plans for the coming 12 months. However, if we are unable to meet our sales objectives and financing becomes restrictive for our capital expenditures for growth purposes, we may be required to attract additional financing. Although we have previously been able to raise capital as needed, such capital may not continue to be available to us at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us or our existing stockholders. If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our sales objectives we may be required to change or delay our operations.

As of June 30, 2015, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

Largely as a result of the settlement agreement with Iusacell as discussed also in Note 3 and Note 11,and the Company’s strict management of accrued expenses and accounts payable the operating activities provided net cash of $10,295,830 for the six months ended June 30, 2015 an increase of $10,680,765 compared to the same period last year.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2015 was $4,113,308, an increase of $190,584, or 5% compared to $3,922,724 in the same period in 2014. This change is resulted from the increased spending on hardware, software licenses and includes capitalized product development costs. The total amount of product development costs (internal use software costs) that are capitalized in Property & Equipment during the six months ended June 30, 2015 and 2014 was $ $2,289,359 and $2,287,851, respectively.

Financing activities

Net cash (used in) provided by financing activities for the six months ended June 30, 2015 and 2014 was ($7,988,917) and $4,193,033, respectively, a decrease of $12,181,950.

On March 26, 2015, the Company was notified by Atalaya Capital Management LP, the agent for Corbin Mezzanine Fund I, L. P. that certain events of default as defined in the Credit Agreement have occurred and that for so long as an event of default shall be continuing, interest shall accrue and be payable by the Company in cash at the default rate as defined in the Credit Agreement.  Atalaya Capital Management LP indicated in the notification that they will continue to monitor the default situation and reserve all their respective rights and remedies under the Credit Agreement. Anticipatory to an amendment of the original credit agreement combined with the receipt of the Iusacell settlement payment, the company transferred $10,100,000 on June 22, 2015 towards the lenders pending the closing of the amendment of the credit agreement, which amendment was executed on July 9, 2015. See also Note 3 (2014 10% + Libor 3rd party Term Loan Agreement) as well as Note 11 subsequent events for details on the allocation of the payment of $10,100,000 as well as the amended agreement.

During the month of January 2015 we received the $2,000,000 proceeds of the financing receivable that we had recorded as a current asset as per December 31, 2014.

As a result of the above operating, investing and financing activities, for the six months ended June 30, 2015, we had cash and cash equivalents of $1,232,525, a net decrease in cash and cash equivalents of $671,635 since December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Interest rate and market risk.

Our $ 12 million Atalaya/Corbin 3 year credit agreement dated 17 November 2014, bears a fixed interest rate, and therefore would not be subject to interest rate risk. However, since the majority of our business is denominated in the EURO currency the debt is exposed to market risk for changes in exchange rates. For the quantitative disclosure we have chosen the sensitivity alternative. A hypothetical 10% increase (decrease) in the value of the US$ against the euro in a reporting period would result in an unrealized loss (gain) of $ 1.2 million for that period. We expect to reduce our exposure through future settlements in accordance with the agreed amortization schedule of the debt as occurred subsequent to this quarter on July 9, 2015 with the reduction of the outstanding debt from $ 12 million to $ 6.5 million.

At each balance sheet date or upon settlement the Company remeasures the debt and reports the foreign currency realized and unrealized gain or loss in other income and expense.

Foreign Currency Transaction Risk.

Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling, the three primary currencies in which we operate may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses was a gain of $120,392 that was included in determining net income for the three months ended June 30, 2015 and for the six months ended June 30, 2015 a loss of $176,128.

We do not currently engage in hedging activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of June 30, 2015. Disclosure controls and procedures are necessary to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

For the accounting and financial reporting period ended June 30, 2015 management continues to implement measures to remediate material weaknesses in internal controls over financial reporting relating to the complex revenue accounting involving delivery of multi-element arrangements.

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

Item 1A. Risk Factors

There were no material changes to the risk factors included in the Company’s annual report on Form 10-K for year ended December 31, 2014, as amended, originally filed with the SEC on April 1, 2015.

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

ELEPHANT TALK COMMUNICATIONS CORP.

Date: August 10, 2015	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10 , 2015	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

