Form 10-Q
period 2015-09-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2015-11-16
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes ☐   No ☒

 As of October 31, 2015, there were 161,622,287 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$858,911	$1,904,160
Financing receivable	-	2,000,000
Restricted cash	383,283	312,935
Accounts receivable	2,812,162	8,877,213
Prepaid expenses and other current assets	1,677,013	2,478,681
Total current assets	5,731,369	15,572,989

NON-CURRENT ASSETS

OTHER ASSETS	1,096,774	1,600,335

PROPERTY AND EQUIPMENT, NET	17,445,139	19,319,202

INTANGIBLE ASSETS, NET	3,275,756	5,076,208

GOODWILL	3,115,142	3,352,264

TOTAL ASSETS	$30,664,180	$44,920,998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$-	$433,366
Accounts payable and customer deposits	1,923,945	1,856,014
Obligations under capital leases (current portion)	493,858	1,831,050
Deferred Revenue	1,971,150	8,813,385
Accrued expenses and other payables	2,630,359	4,061,652
Loans payable	-	962,269
2014 10% + libor 3rd Party Loan (net of OID of $660,467 at September 30, 2015 and $798,894 at December 31, 2014)	5,839,533	11,201,106
Total current liabilities	12,839,845	29,158,842

LONG TERM LIABILITIES
Warrant liabilities	-	2,087,992
Non-current portion of obligation under capital leases	37,340	272,460
Other long term loan	283,518	354,880
Non-current portion of deferred revenue	1,111,764	2,434,257
Total long term liabilities	1,432,622	5,149,589

Total liabilities	14,291,467	34,308,431

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 160,242,771 issued and outstanding as of September 30, 2015 and 154,671,258 shares issued and outstanding as of December 31, 2014	268,147,697	264,359,674
Accumulated other comprehensive income (loss)	(4,395,196)	(3,127,132)
Accumulated deficit	(247,388,888)	(250,629,296)
Elephant Talk Communications, Corp. stockholders' equity	16,363,613	10,603,246

NON-CONTROLLING INTEREST	9,100	9,321
Total stockholders' equity	16,372,713	10,612,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,664,180	$44,920,998

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three month		For the nine month
	periods ended		periods ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
		restated		restated

REVENUES	$3,485,624	$4,445,239	$27,743,023	$14,901,944

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	1,361,347	1,565,054	4,671,107	5,049,713
Product development	1,030,143	1,707,102	3,556,947	5,699,451
Sales and marketing	640,680	555,519	1,639,800	1,784,161
General and administrative	2,485,671	3,248,243	8,111,048	9,763,529
Depreciation and amortization of intangibles assets	1,781,478	1,900,251	5,272,659	5,836,857
Impairment for assets held and used	-	-	937,835	-
Total cost and operating expenses	7,299,319	8,976,169	24,189,396	28,133,711

INCOME / (LOSS) FROM OPERATIONS	(3,813,695)	(4,530,930)	3,553,627	(13,231,767)

OTHER INCOME (EXPENSE)
Interest income	28,054	36,684	80,913	93,840
Interest expense	(280,182)	(260,295)	(1,203,348)	(895,453)
Interest expense related to debt discount and conversion feature	(125,086)	(1,287,717)	(592,737)	(3,197,749)
Changes in fair value of warrant liabilities	-	(103,311)	395,905	(274,635)
Gain on Extinguishment of Debt	-	626,534	2,475,799	626,108
Other income and (expense), net	82,760	301,199	(953,258)	372,597
Amortization of deferred financing costs	(41,224)	(73,789)	(466,571)	(323,246)
Total other income (expense)	(335,678)	(760,695)	(263,297)	(3,598,538)

INCOME / (LOSS) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(4,149,373)	(5,291,625)	3,290,330	(16,830,305)
(Benefit) / provision for income taxes	6,964	(44,938)	49,922	88,290
NET INCOME / (LOSS)	(4,156,337)	(5,246,687)	3,240,408	(16,918,595)

OTHER COMPREHENSIVE LOSS
Foreign currency translation (loss)	(64,444)	(2,273,740)	(1,268,064)	(2,424,192)
COMPREHENSIVE INCOME / (LOSS)	$(4,220,781)	$(7,520,427)	$1,972,344	$(19,342,787)

Net income / (loss) per common share and equivalents - basic	$(0.03)	$(0.04)	$0.02	$(0.12)

Net income / (loss) per common share and equivalents - diluted	$(0.03)	$(0.04)	$0.02	$(0.12)

Weighted average shares outstanding during the period - basic	160,161,678	149,468,618	157,153,104	145,929,455

Weighted average shares outstanding during the period - diluted	160,161,678	149,468,618	158,340,437	145,929,455

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine month
	periods ended
	September 30,	September 30,
	2015	2014
		restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$3,240,408	$(16,918,595)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	5,272,659	5,836,857
Provision for doubtful accounts	-	(10,661)
Stock based compensation	2,521,424	3,536,680
Change in fair value of warrant liability	(395,905)	274,635
Amortization of deferred financing costs	466,571	323,246
Interest expense relating to debt discount and conversion feature	592,737	3,197,749
Unrealized foreign currency translation gain loss	953,258	(501,571)
(Gain) on Extinguishment of Debt	(2,475,799)	(626,108)
Impairment for assets held and used	937,835	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,299,888	(1,345,278)
Decrease (increase) in prepaid expenses, deposits and other assets	987,176	(101,971)
Increase (decrease) in accounts payable and customer deposits	1,820,596	362,685
Increase (decrease) in deferred revenue	(9,007,259)	5,755,065
Increase (decrease) in accrued expenses and other payables	(1,188,561)	1,493,168
Net cash provided by operating activities	9,025,028	1,275,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,725,768)	(5,611,023)
Net cash used in investing activities	(6,725,768)	(5,611,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing receivable	2,000,000	(125,793)
Exercise of warrants and options	5,861	4,286,576
Financing related fees	(150,668)	-
Principal payment on 2014 10% + libor 3rd Party Loan	(5,500,000)	-
Interest paid for property and equipment acquired under capital leases	-	(57,079)
Net cash (used in) provided by financing activities	(3,644,807)	4,103,704

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	300,298	155,753
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,045,249)	(75,665)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,904,160	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$858,911	$1,176,650

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,136,021	$174,592
Cash paid during the period for income taxes	14,771	56,881

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Condition

As reflected in the accompanying condensed consolidated financial statements, the Company reported net income / (loss) of $(4,156,337) and $3,240,408 for the three and nine month periods ended September 30, 2015, respectively, and had an accumulated deficit of $(247,388,888) as of September 30, 2015.

The Company’s financial statements through September 30, 2015 were materially impacted by two events; the June 12, 2015 settlement and termination agreement with Grupo Iusacell S.A., and the modification of the November 17, 2014 Atalaya/Corbin Capital credit agreement, which had been in default since March 2015, and was amended on July 9, 2015.

The termination of the relationship with Iusacell resulted in a settlement agreement on June 12, 2015, which provided the Company with net proceeds of $12.6 million. The termination of the Iusacell contract resulted in the loss of approximately $3.9 million of anticipated future quarterly cash flow (based on historical monthly billings), and impacted the Company’s results for the three months ended September 30, 2015 by approximately the same amount. In response, the Company implemented an expense reduction plan expected to reduce cash operating expenses by approximately $5 million per year compared to 2014 levels.

As required, on June, 22, 2015, the Company repaid Atalaya/Corbin $10.1 million from the $12.6 million Iusacell settlement. On July 14, 2015, the Atalaya/Corbin credit agreement was amended to provide the Company additional net proceeds of $4.2 million. At September 30, 2015, the Company owed Atalaya/Corbin $6.5 million. Based on the Company’s financial results for the three months ended September 30, 2015, largely resulting from the termination of the Iusacell contract, the Company believes it will be in breach of certain financial covenants of the Atalaya/Corbin credit agreement as amended, and therefore will be in default, although Atalaya/Corbin has not yet notified the Company of such default. However, the Company has reclassified the Atalaya debt from a long term to a short term liability.

The Company’s cash balance at September 30, 2015 was $858,911, and additional capital is required in the near term in order to continue the existing level of operations. The Company is currently in discussions with several investment groups, including Atalaya, regarding providing additional capital. In addition, the Company is in discussions with regard to the sale of all or a portion of its holdings in ValidSoft. In order for the Company to have sufficient cash to fund its operations for the next 12 months, the Company believes an additional $5-$7 million of funding is required, depending on actual operating results achieved versus projected, and whether or not a ValidSoft transaction is concluded.

Although we have previously been able to raise capital as needed, there can be no assurance that additional capital will be available at all, or if available, on reasonable terms. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us, or our existing stockholders. If we are unable to secure additional capital, and/or do not succeed in meeting our sales objectives, the Company will be materially and negatively impacted, and we may have to significantly reduce our operations.

As of September 30, 2015, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Description of Business, Basis of Presentation and Use of Estimates

Description of Business

As mobile Software Defined Network Architecture (ET Software DNA® 2.0) vendor, Elephant Talk Communications Corp. and its subsidiaries (also referred to as “Elephant Talk”, “ET” and “the Company”) provide a one stop solution for a full suite of mobile, fixed and convergent telecommunications software services. We also provide layered security services for mission critical applications in the cloud, through our wholly owned subsidiary, ValidSoft UK Limited (“ValidSoft”).

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

Basis of Presentation of Interim Periods

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our 2014 amended Annual Report on Form 10-K/A originally filed with the SEC on April 3, 2015 as amended on April 30, 2015 and October 19, 2015, referred to as our 2014 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and nine months period ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 2, “Business and Summary of Significant Accounting Policies,” of our 2014 Annual Report. There have been no material changes to our significant accounting policies during the three and nine months period ended September 30, 2015.

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

Basic and diluted earnings per share

Net earnings per share is calculated in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic net earnings per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted in periods with a loss situation per share are the same.

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

	September 30,	December 31,
Prepaid expenses and other current assets	2015	2014
Recurring prepaid expenses	$201,481	$455,529
Non recurring prepaid expenses	383,425	731,725
Taxes	327,349	359,087
VAT	757,604	742,773
Inventory SIM cards	7,154	189,567
	$1,677,013	$2,478,681

	September 30,	December 31,
Other Assets	2015	2014
Long term deposits	$434,928	$653,002
Deferred financing costs	388,041	682,878
Due from third parties	273,805	264,455
	$1,096,774	$1,600,335

	September 30,	December 31,
Property and equipment	2015	2014
Furniture and fixtures	$325,978	$281,214
Computer, communications and network equipment	24,974,767	23,904,494
Software	5,914,174	4,556,364
Automobiles	74,796	80,860
Construction in progress	2,991,108	4,044,932
Acc. Depreciation Property & Equipment	(16,835,684)	(13,548,662)
	$17,445,139	$19,319,202

	September 30,	December 31,
Intangible assets	2015	2014
Validsoft IP and Technology	$13,268,840	$14,344,604
Customer Contracts, Licenses , Interconnect and Technology	1,875,499	1,870,523
Accumulated amortization Validsoft IP and Technology	(10,510,111)	(9,973,063)
Accumulated amortization Customer Contracts, Licenses, Interconnect & Technology	(1,358,472)	(1,165,856)
	$3,275,756	$5,076,208

	September 30,	December 31,
Goodwill	2015	2014
Goodwill ValidSoft Ltd	$2,742,108	$2,964,423
Goodwill Morodo Ltd.	182,633	197,440
Goodwill Telnicity	190,401	190,401
	$3,115,142	$3,352,264

	September 30,	December 31,
Accrued expenses and other payables	2015	2014
Accrued Selling, General and Administrative expenses	$1,602,931	$1,863,020
Accrued cost of service	160,561	291,553
Accrued taxes (including VAT)	623,170	570,616
Accrued interest payable	126,719	1,184,418
Other accrued expenses	116,978	152,045
	$2,630,359	$4,061,652

	September 30,	December 31,
2014 10% + libor 3rd Party Term Loan Agreement	2015	2014
2014 10% Term Loan (principal amount)	$6,500,000	$12,000,000
Debt Discount	(660,467)	(798,894)
	$5,839,533	$11,201,106

On July 9, 2015 the Company entered into a First Amendment to the Credit Agreement dated November 17, 2014 with Corbin Mezzanine Fund I, L.P. (‘Lender’) and Atalaya Administrative LLC as administrative agent and collateral agent for Corbin Mezzanine Fund I.

In this amendment, Lender and Atalaya agreed to waive the existing default as defined in the November 17, 2014 credit agreement subject to certain terms and conditions in the Amendment. Upon repayment of approximately $5.7 million (including certain expenses and interest) to the Lender, the Amendment reduced the term loan facility to $6.5 million. The amended term loan facility of $ 6.5 million bears interest at the LIBOR rate plus an applicable margin per annum equal to eleven percent (11.00%), which may be decreased by 0.5% under certain circumstances such as the Company’s achievement of certain adjusted EBITDA during certain periods. The amended term loan facility will mature on December 31, 2017. The terms of the original Credit Agreement and the ancillary agreements including the Security Agreement remain in effect unless otherwise amended in the Amendment. In accordance with the amendment to the credit agreement, the Company issued warrants to the Lender, one warrant to purchase two million shares of the Company’s common stock, exercisable upon issuance with an expiration date of 30 months from the closing of the Amendment, at a per share price of $0.38 which was $0.02 in excess of the closing bid price as of the date of execution of the Amendment of $0.36 per share, and another warrant to purchase one million shares of Common Stock exercisable upon issuance with an expiration date of 18 months from the closing of the Amendment, at a per share price of $0.38 which is $0.02 in excess of the closing bid price as of the date of execution of the Amendment of $0.36 per share.

Leading up to the amendment of the credit agreement the Company paid $10,100,000 on June 22, 2015 to Atalaya, comprising of a $5,500,000 pre-payment, and a $4,427,333 payment in anticipation of the conclusion of the amended credit agreement, totaling $9,927,333 which amount was debited against the outstanding principal of $12,000,000, resulting in an outstanding balance at June 30, 2015 of $2,072,667. The remainder of the $10,100,000 was used for default interest and prepayment charges. After closing of the First Amendment the Company received approximately $ 4.5 million from Atalaya/Corbin to bring the outstanding principal to the agreed $6,500,000.

In line with the recording of the $5,500,000 prepayment, the company pro rata accelerated in the second quarter of 2015 the corresponding deferred financing cost, original issue discount and deferred warrant valuation expense.

Upon closing of the amendment, the Company performed an analysis to determine if this amendment to the Credit Agreement of November 17, 2014 constituted a substantial modification to the original credit agreement and concluded that such was not the case.

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

As of September 30, 2105 there were no assets or liabilities measured at fair value on a recurring basis.

The following table summarizes fair value measurements by level as of December 31, 2014 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Warrant Liabilities	$-	$-	$2,087,992	$2,087,992
Total Derivatives Liabilities	$-	$-	$2,087,992	$2,087,992

The Company has classified the previously outstanding warrant liabilities into level 3 due to the fact that some inputs were not published and not easily comparable to industry peers. The difference in level 3 items from December 31, 2014 to September 30, 2015 was the result of the exchange of all of the outstanding warrants into common stock by the holder. The exchange of the warrants resulted in a reclassification of the warrant liability balance of $1,692,087 to equity and a gain of $149,203 in the change in fair value of warrant liabilities. The Company used the Monte Carlo valuation model to determine the value of the previously outstanding warrants from the Registered Direct Offering of June 2013.

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares of common stock. The Company had 160,242,771 and 154,671,258 shares of common stock issued and outstanding as of September 30, 2015 (unaudited) and December 31, 2014, respectively, an increase of 5,571,513 shares, 4,029,738 shares were issued pursuant to an election by the holder to exchange the warrants for shares of common stock in accordance with the warrant agreement issued in June 2013, 8,668 shares were issued to employees as a result of exercised employee stock options, and a total of 1,533,107 shares were issued from the 2008 Option Plan as compensation to the Company’s senior staff, executive officers and non-executive directors.

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

For the period ended September 30, 2015, the Company did not issue any shares of Preferred Stock, and no shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The warrants outstanding at September 30, 2015 (unaudited) and December 31, 2014 have been recorded and classified as equity. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.06. The table below summarizes the warrants outstanding as of September 30, 2015 (unaudited) and as of December 31, 2014:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2015	2014

Warrants – Fundraising	$0.380- $1.50	2015 – 2019	15,429,205	29,610,206
Warrants – Other	$2.21	2016	18,659	18,659
			15,447,864	29,628,865

Note 6. 2006 Non-Qualified Stock and Option Compensation Plan and Amended and Restated 2008 Long Term Incentive Compensation Plan

2006 Non-Qualified Stock and Option Compensation Plan

The Company has a 2006 Non-Qualified Stock and Option Compensation Plan (the “2006 Plan”). Under the 2006 Plan, there are no stock options outstanding as of September 30, 2015 and December 31, 2014. All remaining outstanding options expired in December 2013.

Amended and Restated 2008 Long-Term Incentive Compensation Plan

Total Authorized under the plan	56,000,000
Shares issued in prior years	(1,951,031)
Shares issued in 2015	(1,533,107)
Options exercised	(2,382,110)
Outstanding options	(40,179,525)
Available for grant at September 30, 2015 (unaudited):	9,954,227

During the first nine months of 2015, the Company issued 1,533,107 shares with a legend and/or freely tradable shares to various senior staff, directors and officers under the 2008 Plan, in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2014 and first half year of 2015 in shares of the Company.

Stock option activity is set forth below:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	40,056,080	$1.32
Granted in 2015	11,055,184	$0.60
Exercised (with delivery of shares)	(8,668)	$0.68
Forfeitures (Pre-vesting)	(6,833,912)	$1.08
Expirations (Post-vesting)	(4,089,159)	$1.70
Outstanding as of September 30, 2015 (unaudited)	40,179,525	$1.22

At September 30, 2015, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was approximately $5,056,060, compared to $10,939,973 for the same period in 2014, under the provisions of ASC 718. The future expensing will take place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net (benefit) provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(Benefit) Provision for income taxes	$6,964	$(44,938)	$49,922	$88,290

As a result of our continued losses in the U.S. and certain foreign jurisdictions, we have concluded that a full valuation allowance should be recorded against deferred taxes in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities.

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Two largest customers	87.9%	94.3%	82.6%	82.5%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Europe	95.7%	72.7%	35.3%	68.9%
All other (non-European) countries	4.3%	27.3%	64.7%	31.1%
	100.0%	100.0%	100.0%	100.0%

Note 9. Per Common Share Information

Diluted earnings per common share is calculated using net income divided by the weighted-average basic and diluted shares. Diluted weighted-average shares include weighted-average shares outstanding plus the calculated dilutive effect of employee options and outstanding warrants using the treasury stock method. The dilutive effect has been determined to be 1,187,333 shares for the nine month period of 2015 and such effect is anti-dilutive due to the losses in the three month period of the year 2015 and also the three and nine months period of 2014.

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

See our 2014 Form 10-K, as amended, for additional information regarding the restatement of our unaudited consolidated financial statements for the quarter ended September 30, 2014 and for information regarding the restatement of our unaudited consolidated financial statements for each of the quarters in the year ended December 31, 2013 and 2014.

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (this “Form 10-Q”) reflects the impact of the restatement on the applicable unaudited quarterly financial information for the quarter ended September 30, 2014.

The combined impact of the adjustments to specified line items included in this Form 10-Q have been restated to reflect the corrections of the above errors, which impact revenues from products, revenues from services and deferred revenues (current and non-current). The following schedules reconcile the amounts as originally reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 to the corresponding restated amounts as reported herein and in our 2014 Form 10-K.

	September 30,	Restatement	September 30,
	2014	adjustment	2014
	Unaudited	Unaudited	Unaudited
			Restated
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,176,650	$-	$1,176,650
Restricted cash	169,536	-	169,536
Accounts receivable, net of an allowance for doubtful accounts of $0 at September 30, 2014	6,754,447	(907,023)	5,847,424
Prepaid expenses and other current assets	2,319,310	-	2,319,310
Total current assets	10,419,943	(907,023)	9,512,920

NON-CURRENT ASSETS

OTHER ASSETS	1,093,977	-	1,093,977

PROPERTY AND EQUIPMENT, NET	19,603,707	-	19,603,707

INTANGIBLE ASSETS, NET	6,000,884	-	6,000,884

GOODWILL	3,490,242	-	3,490,242

TOTAL ASSETS	$40,608,753	$(907,023)	$39,701,730

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$425,144	$-	$425,144
Accounts payable and customer deposits	2,063,304	-	2,063,304
Obligations under capital leases - current portion	1,828,083	-	1,828,083
Deferred Revenue	127,456	468,256	595,712
Accrued expenses and other payables	5,804,999	-	5,804,999
Loans payable	961,550	-	961,550
Total current liabilities	11,210,536	468,256	11,678,792

LONG TERM LIABILITIES
2013 10% 3rd Party Loan -net of Debt Discount of $410,853 at September 30, 2014)	4,663,227	-	4,663,227
Warrant liabilities	2,248,169	-	2,248,169
Non-current portion of obligation under capital leases	261,912	-	261,912
Non-current portion of deferred revenue	-	7,788,843	7,788,843
Total long term liabilities	7,173,308	7,788,843	14,962,151

Total liabilities	18,383,844	8,257,099	26,640,943

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 151,312,189 issued and outstanding as of September 30, 2014	260,616,570	-	260,616,570
Accumulated other comprehensive income -loss)	(2,003,871)	-	(2,003,871)
Accumulated deficit	(236,521,852)	(9,164,122)	(245,685,974)
Elephant Talk Communications, Corp. stockholders' equity	22,090,847	(9,164,122)	12,926,725

NON-CONTROLLING INTEREST	134,062	-	134,062
Total stockholders' equity	22,224,909	(9,164,122)	13,060,787

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,608,753	$(907,023)	$39,701,730

	For the three month
	period ended
	September 30, 2014	Restatement adjustments	Re- classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$7,298,988	$(2,853,749)	$-	$4,445,239

COST AND OPERATING EXPENSES
Cost of service (exclusive of depreciation and amortization shown separately below)	848,771	-	716,283	1,565,054
Product development	-	-	1,707,102	1,707,102
Sales and marketing	-	-	555,519	555,519
General and administrative	6,227,147	-	(2,978,904)	3,248,243
Depreciation and amortization	1,900,251	-	-	1,900,251
Total cost and operating expenses	8,976,169	-	-	8,976,169

LOSS FROM OPERATIONS	(1,677,181)	(2,853,749)	-	(4,530,930)

OTHER INCOME (EXPENSE)
Interest income	36,684	-	-	36,684
Interest expense	(260,295)	-	-	(260,295)
Interest expense related to debt discount and conversion feature	(1,287,717)	-	-	(1,287,717)
Changes in fair value of warrant liabilities	(103,311)	-	-	(103,311)
Gain / (Loss) on Extinguishment of Debt	626,534	-	-	626,534
Other income & (expense), net	301,199	-	-	301,199
Amortization of deferred financing costs	(73,789)	-	-	(73,789)
Total other income (expense)	(760,695)	-	-	(760,695)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(2,437,876)	(2,853,749)	-	(5,291,625)
(Benefit) / provision for income taxes	(44,938)	-	-	(44,938)
NET LOSS	(2,392,938)	(2,853,749)	-	(5,246,687)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(2,273,740)	-	-	(2,273,740)
COMPREHENSIVE LOSS	$(4,666,678)	$(2,853,749)	$-	$(7,520,427)

Net loss per common share and equivalents - basic and diluted	$(0.02)	$-	$-	$(0.04)

Weighted average shares outstanding during the period - basic and diluted	149,468,618	-	-	149,468,618

	For the nine month
	period ended
	September 30, 2014	Restatement adjustments	Re- classifications	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$20,690,609	$(5,788,665)	$-	$14,901,944

COST AND OPERATING EXPENSES
Cost of service (exclusive of depreciation and amortization shown separately below)	2,660,816	-	2,388,897	5,049,713
Product development	-	-	5,699,451	5,699,451
Sales and marketing	-	-	1,784,161	1,784,161
General and administrative	19,636,038	-	(9,872,509)	9,763,529
Depreciation and amortization	5,836,857	-	-	5,836,857
Total cost and operating expenses	28,133,711	-	-	28,133,711

LOSS FROM OPERATIONS	(7,443,102)	(5,788,665)	-	(13,231,767)

OTHER INCOME (EXPENSE)
Interest income	93,840	-	-	93,840
Interest expense	(895,453)	-	-	(895,453)
Interest expense related to debt discount and conversion feature	(3,197,749)	-	-	(3,197,749)
Changes in fair value of warrant liabilities	(274,635)	-	-	(274,635)
Gain / (Loss) on Extinguishment of Debt	626,108	-	-	626,108
Other income & (expense), net	372,597	-	-	372,597
Amortization of deferred financing costs	(323,246)	-	-	(323,246)
Total other income (expense)	(3,598,538)	-	-	(3,598,538)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(11,041,640)	(5,788,665)	-	(16,830,305)
(Benefit) / provision for income taxes	88,290	-	-	88,290
NET LOSS	(11,129,930)	(5,788,665)	-	(16,918,595)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(2,424,192)	-	-	(2,424,192)
COMPREHENSIVE LOSS	$(13,554,122)	$(5,788,665)	$-	$(19,342,787)

Net loss per common share and equivalents - basic and diluted	$(0.08)	$-	$-	$(0.12)

Weighted average shares outstanding during the period - basic and diluted	145,929,455	-	-	145,929,455

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows.

	Nine month period ended
	September 30, 2014	Restatement	Restated
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,129,930)	$(5,788,665)	$(16,918,595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,836,857	-	5,836,857
Provision for doubtful accounts	(10,661)	-	(10,661)
Stock based compensation	3,536,680	-	3,536,680
Change in fair value of warrant liability	274,635	-	274,635
Amortization of deferred financing costs	323,246	-	323,246
Interest expense relating to debt discount and conversion feature	3,197,749	-	3,197,749
Unrealized foreign currency translation gain (loss)	(501,571)	-	(501,571)
Extinguishment of Debt	(626,108)	-	(626,108)
Changes in operating assets and liabilities:		-	-
Decrease (increase) in accounts receivable	(1,366,947)	21,669	(1,345,278)
Decrease (increase) in prepaid expenses, deposits and other assets	(101,971)	-	(101,971)
Increase (decrease) in accounts payable and customer deposits	362,685	-	362,685
Increase (decrease) in deferred revenue	(11,931)	5,766,996	5,755,065
Increase (decrease) in accrued expenses and other payables	1,493,594	-	1,493,168
Increase (decrease) in non-cash accrued expenses related to extinguishment of Debt	(426)	-
Net cash provided by operating activities	1,275,901	-	1,275,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,611,023)	-	(5,611,023)
Loan to third party	-	-	-
Net cash used in investing activities	(5,611,023)	-	(5,611,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing related fees	(125,793)	-	(125,793)
Exercise of warrants and options	4,286,576	-	4,286,576
Interest paid for property and equipment acquired under capital leases	(57,079)	-	(57,079)
Net cash provided by financing activities	4,103,704	-	4,103,704

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	155,753	-	155,753
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,665)	-	(75,665)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,252,315	-	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,176,650	$-	$1,176,650

*the Company reclassified the line items Accounts Receivable and Deferred Revenue compared to what was reported in the annual report 2014 on Form 10-K for the above quarter. The restatement for accounts receivable changed from ($2,468,434) to $21,669 and Deferred Revenue increase (decrease) changed from $8,257,099 to $5,766,996. In addition minor changes were made to Loss on Extinguishment of Debt ($426 added) and Increase in accrued expenses of 426. There was no impact of these reclassifications on Net Cash provided by (used in) operating activities, Net Loss or Equity.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were available to be issued and concluded there were none

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Recent milestones for mobile product line:

•	On October 8, 2015 the Company announced it entered into a Cloud Service and Software License Agreement with the wholesale division of a Tier 1 US Mobile Operator pursuant to which the Tier 1 US Mobile Operator may procure ETAK’s MVNO platform services on a non-exclusive basis. Elephant Talk expects to provide its MVNO services platform to the Tier 1 Mobile Operator to support the launch of a number of MVNO brands. Elephant Talk completed the primary integration of its solution platform with this mobile operator’s systems and expects to begin supporting new MVNO customers later in the current quarter.

•	On September 28, 2015 the Company announced that it intends to separate the roles of Chairman of the Board of Directors and CEO. Mr. Steven van der Velden will remain as Chairman of the Board and step down as CEO once a qualified replacement has been appointed.

•	On September 15, 2015 EUTV® Brazil aka Surf Telecom® announced that it received a Tier 1 license by Anatel, the Brazilian National Telecommunications Agency to provide full mobile services for end users, as well as MVNA (Mobile Virtual Network Aggregator) and MVNE (Mobile Virtual Network Enabler) platforms to Brazilian MVNOs (Mobile Virtual Network Operators). Elephant Talk Communications has been selected as the provider of its core virtualized software services platform which will enable Surf Telecom to provide superior services to end users and MVNOs in Brazil.

•	Early August 2015 the Company, jointly with its technology partner HP (Hewlett Packard), published a new case study on its collaboration with the Company entitled, “Elephant Talk Communications transforms mobile service enablement with HP iHSS.” The case study examines the many benefits resulting from the integration of its new HP Integrated Home Subscriber Server (iHSS) technology into the ET Software DNA® 2.0 Software Defined Networking platform currently deployed with mobile network operator (MNO) and mobile virtual network operator (MVNO) customers.

•	On July 22, 2015 the Company announced that it has completed its initial restructuring efforts as part of its strategic plan to improve operational efficiencies, increase sales efforts and reduce expenditures. The plan includes eliminating approximately $5 million in 2015 from its annual cash operating SG&A budget consisting of a reduction in staff, elimination of office locations and a focus towards securing and supporting a growing number of Mobile Network Operator (MNO) and Mobile Virtual Network Operator (MVNO) customers in the Americas, Europe, the Middle East and Asia. The Board-approved restructuring plan was the result of the need to refocus the business following the end of the Company’s relationship with Iusacell its acquisition by AT&T earlier this year, the subsequent financial settlement and the resulting restructuring and reduction of its outstanding debt obligations.

Recent milestones for the ValidSoft security product line:

•	On May 12, 2015 ValidSoft announced that the Company has been selected as the preferred voice biometrics technology provider for ImageWare Systems going forward. ImageWare® Systems, Inc. (OTCQB: IWSY) is a market leader in providing identity management solutions, delivering a single platform of best in class biometric solutions to manage millions of identities worldwide with a varied client and partner portfolio including TransUnion, Fujitsu, IBM and CA Technologies.

•	On April 1, 2015 ValidSoft announced the signing of a significant new commercial customer contract for its newly enhanced User Authentication platform featuring its Voice Biometric technology with a large US-based corporation.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2015.

Comparison of three and nine months ended September 30, 2015 and 2014.

Revenue

Revenue for the three months ended September 30, 2015, was $3,485,624, a $959,615 or 22% decrease compared to $4,445,239 for the comparable three months in 2014. A negative EUR vs. USD currency impact of $409,311 accounted for 43% of the variance. The remaining $550,304 decrease in revenue was attributable to the termination of the Iusacell contract ($1,444,147 decrease), offset by increases in the Company’s other mobile and security business revenue ($893,843). Revenue for the nine months ended September 30, 2015, was $27,743,023, a $12,841,079 or 86% increase compared to $14,901,944 for the nine month period in 2014. This increase was a result of the full recognition of deferred revenue related to the termination of the Iusacell contract in June 2015 ($11,571,458), increases in the Company’s other mobile and security business revenue ($3,207,765) offset by a negative EUR vs. USD currency impact of $1,938,144.

	Three months ended September 30,
	2015	2014 restated	Variance
Landline Services	$-	$7,833	$(7,833)
Mobile & Security Solutions	3,485,624	4,437,406	(951,782)
Total Revenue	$3,485,624	$4,445,239	$(959,615)

	Nine months ended September 30,
	2015	2014 restated	Variance
Landline Services	$-	$149,063	$(149,063)
Mobile & Security Solutions	27,743,023	14,752,881	12,990,142
Total Revenue	$27,743,023	$14,901,944	$12,841,079

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

	Three months ended September 30,
Non-GAAP Revenue	2015	2014 restated	Variance
Revenues	$3,485,624	$4,445,239	$(959,615)
Deferred Revenue adjustments	(117,710)	3,217,974	(3,335,684)
	$3,367,914	$7,663,213	$(4,295,299)

Non-GAAP revenue for the three months ended September 30, 2015, was $3,367,914, a decrease of $4,295,299 or 56%, compared to $7,663,213 for the three months ended September 30, 2014.

The decrease in non-GAAP revenue was the result of a negative EUR vs. USD currency impact ($550,284), the loss of the Iusacell contract ($1,444,147) and lower setup and implementation fees added to deferred revenue ($2,300,868) in 2015 period compared to 2014.

	Nine months ended September 30,
Non-GAAP Revenue	2015	2014 restated	Variance
Revenues	$27,743,023	$14,901,944	$12,841,079
Deferred Revenue adjustments	(9,007,259)	5,755,065	(14,762,324)
	$18,735,764	$20,657,009	$(1,921,245)

Non-GAAP revenue for the nine months ended September 30, 2015, was $18,735,764, a decrease of $1,921,245 or 9%, compared to $20,657,009 for the nine months in 2014. The variance in non-GAAP revenue was primarily the result of current and deferred revenue offsets due to the recognition of all deferred revenue associated with termination of the Iusacell contract in the 2015 period, combined with a negative EUR vs. USD currency impact ($1,938,144).

Cost of Service

Cost of service includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility cost of hosting network and equipment and costs of providing resale arrangements with long distance service providers, costs of leasing transmission facilities, international gateway switches for voice, data transmission services, and the costs of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including share-based compensation and the cost of subcontractors. Cost of service excludes depreciation and amortization.

Cost of service for the three month period ended September 30, 2015 was $1,361,347, a decrease of $203,707 or 13%, compared to $1,565,054 for the three month period in 2014. The decrease in cost of service was primarily a result of a lower EUR vs. USD exchange rate in 2015 ($184,075), and reductions in a combination of cash and non-cash stock based employee compensation ($205,702), partially offset by increases in the cost of mobile bundled services ($186,070).

Cost of service for the nine month period ended September 30, 2015 was $4,671,107, a decrease of $378,606 or 7%, compared to $5,049,713 for the same period in 2014.

The positive impact of the lower EUR versus USD exchange rate in 2015 for the nine months was $614,595. Cost of service expenses adjusted for this exchange rate effect increased for the nine months by $235,989 compared to the same period last year.

The increase was primarily related to an increase in cost of mobile bundled service business and network of $794,567, increase in cost of service related management & personnel expenses of $195,871 and an off-setting $754,449 reduction of non-cash related expenses.

Product Development

Product development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and ET BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis over the expected useful life of the software. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the three month periods ended September 30, 2015 and 2014, the Company capitalized $1,115,955 and $1,156,732, respectively. For the nine month periods ended September 30, 2015 and 2014, the Company capitalized $3,405,314 and $3,444,583, respectively.

Product development costs for the three month periods ended September 30, 2015 and 2014, were $1,030,143 and $1,707,102, respectively, a decrease of $676,959 or 40%. The decrease for the three month period was primarily a result of a lower EUR vs USD exchange rate in 2015 ($183,797) and reduced management & personnel expenses ($493,162) in 2015 compared to 2014. For the nine month periods ended September 30, 2015 and 2014, product development costs were $3,556,947 and $5,699,451, respectively, a decrease of $2,142,504 or 38%. The decrease for the nine months was attributable to a lower EUR vs. USD exchange rate in 2015 ($604,020) and lower non-cash related compensation expenses ($1,041,646) and the reduced use of consultants and the re-allocation of certain staff to other functions ($496,838).

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three month periods ended September 30, 2015 and 2014 were $640,680 and $555,519, respectively, an increase of $85,161 or 15%. When adjusted for the positive impact of the lower EUR versus USD exchange rate in 2015 of $66,067, the increase was $151,228 and was caused by new hires and associated expenses.

For the nine month period ended September 30, 2015 and 2014 Sales and marketing expenses were $1,639,800 and $1,784,161, respectively, a decrease of $144,361 or 8%. When adjusted for the positive impact of the lower EUR versus USD exchange rate in 2015 of $213,525, the increase was $69,164 caused on the one part by increased staffing and associated expenses but off-set partly by reduced third party PR and general marketing related expenses.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and Administrative expenses for the three month period ended September 30, 2015 and 2014 were $2,485,671 and $3,248,243, respectively, a decrease of $762,572 or 23%. For the nine month period ended September 30, 2015 and 2014 were $8,111,048 and $9,763,529, respectively, a decrease of $1,652,481 or 17%.

The positive impact of the lower EUR versus USD exchange rate in 2015 for the three months ended September 30, 2015 was $297,679 and for the nine months ended September 30, 2015 $1,023,078. General and Administrative expenses adjusted for this exchange rate effect decreased for the three months and nine months periods by $464,893 and $629,403, respectively.

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

For the three month period ended September 30, 2015 and 2014, we recognized share-based compensation expense of $937,100 and $862,419, respectively, an increase of $74,681 or 9%.

For the nine month period ended September 30, 2015 and 2014, we recognized share-based compensation expense of $2,521,424 and $3,536,680, respectively, a decrease of $1,015,256 or 29%.

During the first nine months of 2015 the Company did not grant bonus options for staff. In the first nine months of 2014 the granting of bonus options to staff resulted in a share-based compensation expense of $1,053,000. For the three and nine months ended September 30, 2015 the decreased share price over the past year resulted in lower option expensing. A further decrease of approximately $ 230,000 was the result of forfeiture gains due to staff reductions.

In the following tables we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	Three months ended September 30,
	2015	2014 restated	Variance
Cost of service	$43,782	$182,615	$(138,833)
Product Development	275,003	334,201	(59,198)
Sales and Marketing	128,044	33,854	94,190
General and Administrative	490,271	311,749	178,522
Total	$937,100	$862,419	$74,681

	Nine months ended September 30,
	2015	2014 restated	Variance
Cost of service	$126,161	$880,610	$(754,449)
Product Development	569,948	1,611,593	(1,041,645)
Sales and Marketing	179,662	163,253	16,409
General and Administrative	1,645,653	881,224	764,429
Total	$2,521,424	$3,536,680	$(1,015,256)

Depreciation and Amortization

Depreciation and amortization expenses for the three month period ended September 30, 2015 was $1,781,478, a decrease of $118,773 or 6%, compared to $1,900,251 for the same period in 2014. The total depreciation and amortization expenses for the nine month period ended September 30, 2015 was $5,272,659, a decrease of $564,198 or 10%, compared to $5,836,857 for the same period in 2014. The decrease for the three and nine month period is primarily the result of the lower EUR versus USD exchange rate in 2015. The positive impact for the three months was $283,949 and for the nine months period $962,259. Depreciation and amortization expenses adjusted for this exchange rate effect increased for the three months and nine months period by $165,176 and $398,061, respectively.

Impairment for assets held and used

In the Company’s review of the carrying amounts of its assets it was determined that following the termination of the Iusacell contract certain of the assets classified under Construction in Progress and Computer, communications and network equipment needed to be impaired. As a result there was an impairment charge of $ 937,835 for the nine months ended September 30, 2015.

Interest Income and Expense

Interest income for the three month periods ended September 30, 2015 and 2014 was $28,054 and $36,684, respectively. Interest income for the nine month periods ended September 30, 2015 and 2014 was $80,913 and $93,840, respectively.

Interest expense for the three month periods ended September 30, 2015 and 2014 was $280,182 and $260,295, respectively. Interest expense for the nine month periods ended September 30, 2015 and 2014 was $1,203,348 and $895,453, respectively.

Higher levels of interest expense were the result of the change of financing sources at the end of 2014, default interest payments in 2015 and a prepayment penalty of $110,000 due to the early repayment of $5,500,000 on our credit facility.

Interest Expense Related to Debt Discount and Conversion Feature

For the three month periods ended September 30, 2015 and 2014, interest expenses related to debt discount and conversion feature were $125,086 and $1,287,717, respectively, a decrease of $1,162,631 or 90%.

For the nine month periods ended September 30, 2015 and 2014, interest expenses related to debt discount and conversion feature were $592,737 and $3,197,749, respectively, a decrease of $2,605,012 or 81%. The decrease was the result of the extinguishments of two convertible notes in the third and fourth quarter of 2014. The majority ($340,807) of the 2015 nine month expense is the result of the early repayment of $5,500,000 of our Credit Facility and the subsequent accelerated pro-rated amortization of the debt discount.

Change in Fair Value of Warrant Liabilities

There are no outstanding warrants remaining relating to the registered direct public offering made by us in June 2013 and therefore there has not been any change in fair value for the three month period ended September 30, 2015, compared to a gain of $103,311 for the same period in 2014.

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

Gain/(Loss) on extinguishment of debt

There is a net gain on the extinguishment of debt amounting to $2,475,799 for the nine month period ended September 30, 2015 an increase of $1,849,691 compared to the gain of $626,108 for the nine month period ended September 30, 2014. The gain in 2015 is the result of the extinguishment of debt accounted for in the first quarter related to the Chong Hing Bank debt of our subsidiary Elephant Talk Ltd in Hong Kong following the expiration of the statute of limitations in Hong Kong, as well as the verdict by California courts in 2011 that the Company was not liable as a successor in interest or otherwise, on the bank loans and overdraft account to Elephant Talk Ltd. The amounts released from the balance sheet were $433,480 (overdraft), $962,522 (loan payable) and $1,079,796 (accrued interest).

Amortization of Deferred Financing Costs

Deferred financing costs relate to the “2014 10% + libor 3rd Party Term Loan Agreement”, the “2013 10% Related Party Convertible Loan” and the “2013 10% 3rd Party Convertible Notes”, the latter two having been extinguished in the third and fourth quarter of 2014 and replaced by the ‘2014 10% + libor 3rd Party Term Loan Agreement’.

Amortization of deferred financing cost were $41,224 for the three month period ended September 30, 2015, a decrease of $32,565 or 44%, compared to $73,789 for the three month period ended September 30, 2014. For the nine month period ended September 30, 2015 and 2014, the deferred financing costs were $466,571 and $323,246 respectively.

The three month decrease is a result of the decrease of the outstanding financing facilities. The nine month increase was the result of the higher amortizations of the 2014 10% + libor loan agreement compared with the other two notes existing in 2014. Also the pre-payment of $ 5,500,000 in the previous quarter on the 10% term loan, caused a pro rata accelerated amortization of the deferred financing cost.

Other Income and (Expense)

Other income & (expense) for the three month period ended September 30, 2015 is a gain of $87,760 and the nine month period ended September 30, 2015 is a loss of $953,258 and represents the unrealized exchange rate losses related to the 2014 10% + libor 3rd Party Loan against the primary functional currency (EURO) of the company.

Provision (Benefit) Income taxes

Income tax provision for the three month period ended September 30, 2015 was $6,964, compared to an income tax provision (Benefit) of $(44,938) for the same period in 2014. Income tax provision for the nine month period ended September 30, 2015 was $49,922, compared to an income tax provision of $88,290 for the same period in 2014.

Net Income / (Loss)

Net loss for the three month period ended September 30, 2015, was $(4,156,337), a decrease of $1,090,350 compared to the loss of $(5,246,687) for the same period in 2014.

Net Income for the nine month period ended September 30, 2015, was $3,240,408, an increase of $20,159,003, compared to the loss of $(16,918,595) for the same period in 2014. This increase was mainly caused by the full release of deferred revenue of $11,571,458 related to the termination of the contract with Iusacell as well as compensation paid by Iusacell for termination of the contract. The positive impact of the lower EUR versus USD exchange rate in 2015 for the three months was $454,899 and for the nine months period $1,465,731. Net Income adjusted for this exchange rate effect increased for the three months and nine months period by $,1543,489 and $21,622,974, respectively.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as part of other comprehensive (loss) Income, which amounted to a loss of ($64,464) and a loss of ($2,273,740) for the three month periods ended September 30, 2015 and 2014, respectively. The foreign currency translation for the nine month periods ended September 30, 2015 was a loss of $1,268,064, compared to a loss of $2,424,192 for the same period in 2014. This change is primarily attributable to the translation effect resulting from the strong fluctuations in the USD/Euro exchange rates.

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

A reconciliation of Net Loss to Non-GAAP Adjusted EBITDA, for each of the periods indicated, is as follows:

	Three months ended
	September 30,
EBITDA (adjusted)	2015	2014 (restated)
Net loss	$(4,156,337)	$(5,246,687)
(Benefit) / provision for income taxes	6,964	(44,938)
Depreciation and amortization	1,781,478	1,900,251
Stock-based compensation	937,100	862,419
Interest income and expenses	252,128	223,611
Interest expense related to debt discount and conversion feature	125,086	1,287,717
Changes in fair value of warrant liabilities	-	103,311
(Gain) on extinguishment of debt	-	(626,534)
Other income & (expense)	(82,760)	(301,199)
Amortization of deferred financing costs	41,224	73,789
Changes in deferred revenue	(117,710)	3,217,974
Adjusted EBITDA	$(1,212,827)	$1,449,714

	Nine months ended
	September 30,
EBITDA (adjusted)	2015	2014 (restated)
Net income / (loss)	$3,240,408	$(16,918,595)
(Benefit) / provision for income taxes	49,922	88,290
Depreciation and amortization	5,272,659	5,836,857
Stock-based compensation	2,521,424	3,536,680
Interest income and expenses	1,122,435	801,613
Interest expense related to debt discount and conversion feature	592,737	3,197,749
Changes in fair value of warrant liabilities	(395,905)	274,635
(Gain) on extinguishment of debt	(2,475,799)	(626,108)
Other income & (expense)	953,258	(372,597)
Amortization of deferred financing costs	466,571	323,246
Changes in deferred revenue	(9,007,259)	5,755,065
Impairment for assets held and used	937,835	-
Adjusted EBITDA	$3,278,286	$1,896,835

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements the Company reported net income / (loss) of ($4,156,337) and $3,240,408 for the three and nine month period ended September 30, 2015 respectively, and had an accumulated deficit of $(247,388,888) as of September 30, 2015.

The Company’s financial statements through September 30, 2015 were materially impacted by two events; the June 12, 2015 settlement and termination agreement with Grupo Iusacell S.A., and the modification of the November 17, 2014 Atalaya/Corbin Capital credit agreement, which had been in default since March 2015, and was amended on July 9, 2015.

The termination of the relationship with Iusacell resulted in a settlement agreement on June 12, 2015, which provided the Company with net proceeds of $12.6 million. The termination of the Iusacell contract resulted in the loss of approximately $3.9 million of anticipated future quarterly cash flow (based on historical monthly billings), and impacted the Company’s results for the three months ended September 30, 2015 by approximately the same amount. In response, the Company implemented an expense reduction plan expected to reduce cash operating expenses by approximately $5 million per year compared to 2014 levels.

As required, on June, 22, 2015, the Company repaid Atalaya/Corbin $10.1 million from the $12.6 million Iusacell settlement. On July 14, 2015, the Atalaya/Corbin credit agreement was amended to provide the Company additional net proceeds of $4.2 million. At September 30, 2015, the Company owed Atalaya/Corbin $6.5 million. Based on the Company’s financial results for the three months ended September 30, 2015, largely resulting from the termination of the Iusacell contract, the Company believes it will be in breach of certain financial covenants of the Atalaya/Corbin credit agreement as amended, and therefore will be in default, although Atalaya/Corbin has not yet notified the Company of such default. However, the Company has reclassified the Atalaya debt from a long term to a short term liability.

The Company’s cash balance at September 30, 2015 was $858,911, and additional capital is required in the near term in order to continue the existing level of operations. The Company is currently in discussions with several investment groups, including Atalaya, regarding providing additional capital. In addition, the Company is in discussions with regard to the sale of all or a portion of its holdings in ValidSoft. In order for the Company to have sufficient cash to fund its operations for the next 12 months, the Company believes an additional $5-$7 million of funding is required, depending on actual operating results achieved versus projected, and whether or not a ValidSoft transaction is concluded.

Although we have previously been able to raise capital as needed, there can be no assurance that additional capital will be available at all, or if available, on reasonable terms. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us, or our existing stockholders. If we are unable to secure additional capital, and/or do not succeed in meeting our sales objectives, the Company will be materially and negatively impacted, and we may have to significantly reduce our operations.

As of September 30, 2015, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

Largely as a result of the settlement agreement with Iusacell as discussed in Note1 and the Company’s strict management of accrued expenses and accounts payable the operating activities provided net cash of $9,025,028 for the nine months ended September 30, 2015 an increase of $7,749,127 compared to the same period last year.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $6,725,768, an increase of $1,114,745, or 20% compared to $5,611,023 in the same period in 2014. This change is resulted from the increased spending on hardware and software licenses. The total amount of purchased assets from third parties during the nine month period ending September 30, 2015 and 2014 was $3,320,454 and $2,166,440 respectively. The total amount of product development costs (internal use software costs) that are capitalized in Property & Equipment during the nine months ended September 30, 2015 and 2014 was $3,405,314 and $3,444,583, respectively.

Financing activities

Net cash (used in) provided by financing activities for the nine months ended September 30, 2015 and 2014 was ($3,644,807) and $4,103,704, respectively, a decrease of $7,748,511.

During the month of January 2015 we received the $2,000,000 proceeds of the financing receivable that we had recorded as a current asset as per December 31, 2014.

On July 9, 2015, the Company signed an Amendment with Atalaya Capital Management LP, the agent for Corbin Mezzanine Fund I, L. P., with respect to the reduction of $5.5 million of the Credit Agreement to an amount of $6.5 million, the borrowings under the Amended Term Loan Facility bears interest at the LIBOR rate plus an applicable margin per annum equal to eleven percent (11.00%), which may be decreased by 0.5% under certain circumstances such as the Company’s achievement of certain adjusted EBITDA during certain periods. The Amended Term Loan Facility will mature on December 31, 2017.

As a result of the above operating, investing and financing activities, for the nine months ended September 30, 2015, we had cash and cash equivalents of $858,911, a net decrease in cash and cash equivalents of $1,045,249 since December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Interest rate and market risk.

Our $ 6.5 million Atalaya/Corbin 3 year credit agreement dated November 17, 2014 and amended July 9, 2015, bears a fixed interest rate including a LIBOR threshold of 0.75%, and therefore would not be subject to interest rate risk, considering also the current 30 day LIBOR of 0.19%. However, since the majority of our business is denominated in the EURO currency the debt is exposed to market risk for changes in exchange rates. For the quantitative disclosure we have chosen the sensitivity alternative. A hypothetical 10% increase (decrease) in the value of the US$ against the euro in a reporting period would result in an unrealized loss (gain) of $0.65 million for that period. We expect to reduce our exposure through future settlements in accordance with the agreed amortization schedule of the debt. At each balance sheet date or upon settlement the Company measures the debt and reports the foreign currency realized and unrealized gain or loss in other income and expense.

Foreign Currency Transaction Risk.

Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling, the three primary currencies in which we operate may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses was a gain of $82,760 that was included in determining net income for the three months ended September 30, 2015 and for the nine months ended September 30, 2015 a loss of $953,258.

We do not currently engage in hedging activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of September 30, 2015. Disclosure controls and procedures are necessary to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

For the accounting and financial reporting period ended September 30, 2015 management continues to implement measures to remediate material weaknesses in internal controls over financial reporting relating to the complex revenue accounting involving delivery of multi-element arrangements.

Changes in Internal Control over Financial Reporting

In response to the material weaknesses identified related to the financial reporting of all the quarters in 2013 and the three quarters ended September 30, 2014, the Company restated the 2013 quarters and full year financials, as well as the financials of three quarters ended September 30, 2014. The Company implemented the following measures in the fourth quarter 2014 and first quarter of 2015 in order to remediate this weakness:

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

ELEPHANT TALK COMMUNICATIONS CORP.

Date: November 16, 2015	By	/s/ Steven van der Velden
Steven van der Velden
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By	/s/ Mark Nije
Mark Nije
Chief Financial Officer
(Principal Financial and Accounting Officer)

