Form 10-K
period 2015-12-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2016-03-30
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-30061

(Commission file No.)

ELEPHANT TALK COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4557538
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 Park Avenue, New York City, NY 10017

USA

(Address of principal executive offices)(Zip Code)

+ 1 (212) 984-1096

(Registrant’s telephone number, including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $62 million based on the closing sale price of the Company’s common stock on such date of U.S. $0.39 per share, as reported by the NYSE MKT LLC.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 29, 2016, there were 161,622,287 shares of Common Stock outstanding.

Elephant Talk Communications Corp.

Form 10-K

For the fiscal year ended December 31, 2015

TABLE OF CONTENTS

Note on Forward-Looking Statements

FORWARD LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.   Our actual results may differ materially from those discussed herein, or implied by, these forward-looking statements.  Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Elephant Talk Communications Corp., believes that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control. Forward-looking statements included in this Report or our other filings with the SEC include, but are not necessarily limited to, those relating to:

•	risks and uncertainties associated with the integration of the assets and operations we have acquired and may acquire in the future;

•	our possible inability to generate additional funds that will be necessary to expand our operations;

•	our potential lack of revenue growth;

•	our potential inability to maintain compliance with the listing standards of the NYSE MKT LLC (“the Exchange”)

•	our potential inability to continue as a going concern

•	our potential inability to add new products and services that will be necessary to generate increased sales;

•	our potential lack of cash flows;

•	our potential loss of key personnel;

•	the availability of qualified personnel;

•	international, national regional and local economic political changes;

•	general economic and market conditions;

•	increases in operating expenses associated with the growth of our operations;

•	the possibility of telecommunications rate changes and technological changes;

•	the potential sale of ValidSoft;

•	the potential for increased competition; and

•	other unanticipated factors.

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

PART I

Item 1.  Business

Corporate Overview

Elephant Talk Communications Corp. and its subsidiaries (also referred to as “Elephant Talk”, “ET” and “the Company”) provide mobile telecommunications technology.

Our technology makes it quick and simple to setup a new mobile network or brand, or to reduce the costs of managing a legacy network. By deploying our platform, our customers are able to quickly go to market with a wide range of mobile-network services.

Elephant Talk does this by offering a ‘single sign-on’ cloud-service which includes Software as a Service (“SaaS”), Platform as a Service (“PaaS”), and even Infrastructure as a Service (“IaaS”). The mobile network, brand, or other enterprise customer, chooses the deployment and functionality to meet its needs.

Elephant Talk also provides cloud-based authentication and voice-biometrics technology and services through its wholly owned subsidiary, ValidSoft UK Limited (“ValidSoft”).

Elephant Talk is comprised of an experienced sales team, architects, software developers, implementation specialists and an operations team bringing turnkey mobile solutions to the telecommunications industry and to other enterprises that depend on communications.

The Company deployed its first Mobile Virtual Network Operator (“MVNO”) platform for a major mobile network operator (“MNO”) in 2008 and has installed managed services platforms for clients globally. Individually, each of the managed services platform implementations has the capacity to support large numbers of subscribers and is capable of supporting multiple service brands through white label deployments.

The Elephant Talk platform hosts integrated IT/Back Office and Core Network functionality for MNOs, MVNOs and Mobile Virtual Network Enablers and Aggregators (“MVNEs” and “MVNAs”) on a fully outsourced SaaS, PaaS and/or IaaS basis: made available either as an on-premise solution or as a fully hosted service in ‘the cloud’ depending on the needs of our customers.

Elephant Talk also delivers an Operational Support System (“OSS”) for channel partners, with Application Program Interfaces (“APIs”) for integration with third party systems, workflows for complex application orchestration, customer support with branded portals and plug-ins for a multitude of other applications. These features facilitate and improve the ability of our channel partners to provide support and to drive sales.

Elephant Talk’s valuable intellectual property subsists in our proprietary technology, some of which is patented and patent-pending. We own and manage the source code for over two-thirds of our ET-BOSS™ mobile network platform components, and we own all the source code in Business Support Systems and Operations Support Systems (“OSS”) elements within the platform, our industry expertise, in-depth industry knowledge and trade secrets. Our software and source code is in continuous development, and is copyright protected.

This is a key competitive and strategic advantage. It allows us to be autonomous with the ability modify and expand the platform capabilities.

Overall Business Strategy

The Elephant Talk service-based business model is highly attractive for MNOs, MVNOS as well as other enterprise customers. Elephant Talk manages the hardware and develops and deploys the software. Elephant Talk configures, tests, launches, operates, supports, maintains and upgrades the platform, enabling carrier-grade reliability and service-availability delivered at a lower total cost of ownership (“TCO”) for set-up and operations than competitive solutions for comparable services.

Elephant Talk’s technology enables clients to go to market quickly and reduces the complexity of network management and operations. Instead, everything is built on software, including operations and billing support, subscriber data management, online charging and rating of events and promotion of new services, as well as policy management and control – all of which are fully integrated and automated.

Our platform today is focused on servicing traditional telecommunications markets (MNOs, MVNOs etc.), but we are moving towards a broader enterprise market, as well as hoping to maximize opportunities in machine-to-machine (“M2M”) and Internet-of-Things (“IoT”) markets as they grow.

Elephant Talk also partners with point solution vendors to complement their own offerings and we facilitate and improve the ability of Communication Service Providers and their Channel Partners to sell to and support their end customers. For example, we can support a marketing company launching an application, a service provider adding retail subscribers, without their need for investment in costly infrastructure, or an enterprise looking to aggregate its wireless expenditures.

While our strategy anticipates the transformation of the traditional communications markets with relatively “few” players (MNOs, MVNOs) to a more heterogeneous and diverse model with many (new) players (i.e. corporate becoming their own MVNOs and OTTs moving to offer regional / global communications services offerings), we continue to be focused on emerging opportunities short term which are:

(i)	De-regulation of markets in various parts of the world associated with the launch of new MVNOs. Elephant Talk has a proven track record of implementing world-class MVNE solutions to accelerate this business.

(ii)	New, innovative approaches of (incumbent) MNOs to launch new services, i.e. second brands on more agile, cost efficient platform offerings with a fraction of cost and much higher speed to market compared to legacy implementations. Elephant Talk is able to ship a fully productive platform in less than four (4) months to any location in the world.

(iii)	MNOs replacing costly, outdated, bespoke (custom) and complex legacy stacks, replacing it with modern, flexible, and virtualized software based architecture.

(iv)	“Renaissance” of MVNO businesses in mature markets, where differentiation and capabilities realized through a full MVNE technology stack opens up significant new opportunities to compete with traditional MNOs.

Execution and Operational Focus of ET Business Strategy

Management’s attention is fully focused on its single sign on and application access (Saas, PaaS, and IaaS) platform, its scalability and flexibility while continuing to develop our sales, marketing, service, and support organization. Our geographical strategic focus is globally where we pursue a “hub & spoke” model to leverage the advantages of cloud implementations. Often, we work with the support of local partners in each of those regions to ensure customer proximity and local presence and utilize software development centers in Asia where our Network Operations Center (“NOC”) is managed and monitored.

Global Developments in Telecommunications Industries

A number of relevant factors in the converging global telecommunications industries, along with the increasing adoption by consumers and businesses of mobile and wireless based applications, drive our investment in our platform and service. Mobile phones and tablets are already a preferred channel of communication and commerce for consumers and businesses that seek to offer personalized, contextual and relevant services. New entrants offering ‘over the top’ applications or services that provide a product over the Internet and bypasses traditional distribution are competing with traditional MNOs, for example, are changing the traditional business model on voice revenues. The industry is moving to data and operators aim at taking advantage of existing investments to leverage assets through Voice over LTE (“VoLTE”) as an example.

Global developments in Cyber Security and Fraud Prevention

The solutions from ValidSoft are designed to combat electronic fraud and enhance cyber security across all payment channels. According to industry leaders such as Symantec Corp. and McAfee Inc., which both sell software to protect computers from hackers, theft of intellectual property costs American companies $250 billion a year. McAfee estimates that the global cost of cybercrime is $1 trillion per annum. Utilizing the ValidSoft solutions and technology enables companies to tackle this endemic problem, reducing fraud, and operating costs while improving the customer experience.

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

ValidSoft in 2015 simplified its branding by consolidating its mobile-device fraud-prevention technologies into a product family called Device Trust™ and its multi-factor authentication and voice-biometrics platform into a solution called User Authentication™.

MNO Telecommunications Markets

There are 800 MNOs in 220 countries, 992 MVNOs, and 260 sub-brands according to GSMA. In the future, we expect that many new market entrants will start offering mobile services to new and existing customers.

Legacy telecoms and mobile networking infrastructure have not kept up with the other rapid technological changes. Voice revenues are declining while data revenues alone do not compensate completely for the loss yet. Current legacy telecommunications systems react too slowly to the needs of an agile, fast changing market, while demanding too much capital expenditure (“Capex”) to enable disruptive competition from incumbents, or new market entrants.

Due to the fast growing demand for data services and increasing competitive and regulatory pressure, along with an increasing cost base, and declining Average Revenue per User (“ARPU”) and margins, MNOs are also faced with the challenge of rationalizing their cost base, and can do so by streamlining the way they conduct business in three main areas of operation:

•	Radio Access Network (“RAN”) and Core Network: As all vendors in this domain have access to the same patent pools, driven by the standardization of technologies, each vendor provides almost interchangeable products and services. Because of this, MNOs can outsource this part of their operation to one or a combination of vendors relatively easily.

•	Sales, Marketing, Distribution and Channel Management: Most MNOs are trying to rationalize this part of their business, by recognizing the fact that one single brand usually cannot fit all specific market demand in all market segments. Therefore, many MNOs are launching secondary brands, co-branding with well-established consumer brands, and are partnering with a variety of channel partners, or contracting with a third parties, for example MVNOs.

•	Service Control, Real-time Rating, Billing and IT/Back Office: MNOs are required to manage, deploy, support, bill and collect payment for any specific service to wholesale and individual customers. There are few standards in this area, and there are no overall patent pools to which vendors and suppliers have common access. Many suppliers are offering their services mostly aimed at a very specific and limited part of an overall required solution. Due to this fragmentation, most MNOs currently have dozens of suppliers serving them. Due to the absence of coordination, lack of overall design, and interfacing and processing standards, most MNOs currently have 20 to 40 different operating and mediation platforms in their IT/Back Office. These platforms seldom communicate efficiently with each other, resulting in platforms operating in isolated silos. This undermines management and service provisioning flexibility needed by MNOs to address a changing market. In the meantime costs increase due to these complex structures and interdependencies. As each of these vendors and suppliers usually retains source code on their own solution (thereby preventing any competitor from controlling their software and equipment), it is virtually impossible for MNOs to fully outsource this whole area to a single vendor or supplier. Some MNOs have tried to relieve their management and performance headaches by outsourcing management of the whole or parts of their IT/Back Office systems to large system integrators, displacing the issue and usually at a steep cost. Elephant Talk´s comprehensive platform, encompassing the overall needs of an MNO, has proven to be an effective solution to this problem. We believe we are well positioned to become a preferred outsourcing partner for a growing number of MNOs that want to combine a flexible, outsourced, single platform solution that could result in higher service level standards and lower operating costs.

MVNO Telecommunications Markets

By Informa2

Informa expects the global MVNO market will reach 270 million subscriptions by the end of 2018 with North America and Western Europe accounting for the vast majority. These two regions will remain the largest MVNO markets in terms of the number of subscriptions and players and will also continue to top the ranks in terms of MVNO penetration.

2 Extract Global MVNO Forecast to 2018, © 2013 Informa Telecom & Media, Publication

By GSMA Intelligence3

Early 2015, the world’s MNOs hosted 992 MVNOs and 260 MNO sub-brands. This represents a total of more than 1,250 mobile service providers worldwide hosted by MNOs, in addition to the MNO’s own core brands. GSMA research shows that MVNOs remain most prevalent in mature markets where penetration (based on connections) has surpassed 100%. Europe is home to two thirds of domestic MVNOs (585), followed by Asia Pacific (129) and Northern America (107). By contrast, the MVNO sector remains in its infancy in Sub-Saharan African markets with just eight MVNOs across the region. ‘International’ MVNOs, those that target roamers and thus operate across multiple markets, make up 10% of global MVNOs.

3 Reference Code: OVUM 2013-18, Publication date 17 December 2013

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

MVNOs in Emerging Markets

Emerging markets are expected to introduce a greater number of MVNOs in the future. MVNOs are expected to move or grow into markets in Brazil, Chile, Central America and other Latin American countries. Turkey, the Middle East, India, Pakistan, Vietnam, Africa and India also present an attractive opportunity for MVNOs. There are still a number of obstacles impacting MVNO development in these markets including a lack of cooperation from MNOs and a lack of regulation to facilitate new MVNO entrants. The Company expects the majority of new MVNO markets to be relatively small and have limited impact on global MVNO connections and revenues. In markets where changes in regulation may be imminent, market opportunities may increase.

MVNO Revenues

Managed services are increasing at a compounded annual growth rate of 12.5% to $194 billion by 2019. OTT and video revenues are expected exceed $50 billion by 2020 according to Light Reading. Currently, Western Europe and the U.S. account for approximately 80% of global MVNO revenues.

Technological Execution of Strategy

Elephant Talk is one of a few vendors that offer a fully integrated OSS/BSS/Core Network platform, providing end-to-end solutions including a fully managed services component. We enable customers to go to market quickly with new services (i.e. a prepaid product in a market, or an MVNE platform for MVNOs), with reduced complexity of network and IT infrastructure, little upfront cost and managed by a third party. Elephant Talk offers strategic partnerships under which customers can “own and drive” the platform to their needs, depending on each customer’s strategy and preference. We can deploy a full, on-site hardware installation on the customer´s premise or run the platform in a “spoke” mode from our cloud architecture. We offer flexibility to serve different “use cases” depending on what our customers need to be successful in their markets.

Elephant Talk owns most of the required software. Therefore, as platform elements move away from specific hardware to software we are well positioned to make transitions quickly and seamlessly and sustain any future market price fluctuations as the majority of investments have already been incurred.

The ET platform covers, more specifically, aspects such service design and control, Application Program Interface (‘API’) design and control, Intelligent Networking, testing, provisioning, switching, real-time dynamic rating & pre/postpaid charging and billing, call center and customer care support, reporting, managing self-care web environments, change management in active systems, SIM Management, (Data) Session Control Management, Voucher Management, Mobile Marketing systems, (Mobile) Payment Systems, Real Time Credit Checking Systems, Interactive Voice Response Systems, Voicemail Systems, Trouble Ticketing Systems, Device Management Systems, Mass Customer Migrations, life cycle management, database hardware and software, large scale real-time processing, and integrating, provisioning, all the while managing and maintaining specific core network components.

Intellectual Property, Products, Research and Development

Elephant Talk’s intellectual property (“IP”) subsists in our technology, our industry expertise, knowledge and trade secrets, all combined in our ET-BOSS™ mobile network platform and services with new IP being developed, granted and pending. Our software, source codes and licenses are proprietary and in continuous development and are protected by international copyright. Elephant Talk has created a dedicated “architecture” function in its organization during 2015 to have a stronger focus on the markets needs to provide thought leadership on the platform and to prioritize investments to ensure we keep our competitive advantage in the market. Also, we have started to productize our offering to simplify our portfolio and to more easily target market demand with “out of the box” offerings.

Elephant Talk has a patent granted for an important function of its mobile telecommunications platform, concerning the migration of subscribers from one MNO to another without requiring a physical SIM swap, which is achieved using the Authentication Server/Proxy function of the original MNO. As more and more MNOs converge and merge, this technical method is likely to be used by major MNOs, as well being used by MVNOs migrating to our platform. The patent has been granted in the UK and is pending as a result of a Patent Cooperation Treaty application in the US and Europe.

Elephant Talk has ownership of and copyright protection in almost all key components in our software solutions as well as a number of registered trademarks in the EU and U.S.

Since the acquisition of ValidSoft by Elephant Talk in 2010, ValidSoft has submitted new patent applications for transaction security technologies, principally in the UK, the EU and US jurisdictions. In addition, ValidSoft extended its patent for its core authentication solution in the United Kingdom, which will be effective until 2023.

In 2014, ValidSoft filed five new patent applications for inventions in the fields of voice-biometrics, strong authentication and transaction security. Moreover, in July/August 2014, two of ValidSoft’s patent applications were granted, in Russia, for location-correlation technology.

In 2015, ValidSoft filed five new patent applications and had three patents granted in the UK two of which were for call-forwarding fraud detection and one for location-based correlation for fraud prevention.

As with ValidSoft’s other existing patent applications, pursuant to the Patent Co-operation Treaty, ValidSoft will seek patent coverage in major relevant territories such as the UK, EU and USA ValidSoft has a number of additional inventions in the fields of fraud-prevention, biometrics and security that it expects to submit patent applications for during 2016.

ValidSoft and Elephant Talk have also registered a number of trademarks in the EU and US. ValidSoft has registered trademarks for, inter alia, ValidSoft®, VALid®, VALid-SSD® and SMART®. Elephant Talk has registered trademarks for, inter alia, Elephant Talk®. Trademarks do not have expiration/duration, however, in certain jurisdictions (i.e. US), the registered trademarks must be renewed every ten years, for another ten years.

ValidSoft owns all the proprietary copyright-protected source code used in its solutions and its library has grown significantly in the last two years.

European Privacy Seals

One of the most significant barriers to market-entry in authentication and security solutions, particularly those using biometric and location-based data, is privacy and data protection. We have turned this threat into an opportunity and strength by investing in the EuroPriSe system. EuroPriSe is a voluntary audit and, if successful, certification of a technology solution, which tests the solution against the strictest possible European data protection standards. The EuroPriSe audit and certification is carried out by world-leading experts in technology and data protection. ValidSoft now has four European Privacy Seals awarded for Device Trust, User Authentication and Voice Biometric solutions.

Competition

Elephant Talk is positioned as a cloud-based pre-integrated platform provider delivering on-demand SaaS and PaaS managed services, integration, and cloud infrastructure. The Company faces competition from network infrastructure vendors, software solution vendors and niche on-demand SaaS and PaaS operators/managed service providers.

Management believes that Elephant Talk has technology that is competitive and that will keep pace with imminent and future industry requirements. As the industry requirements go beyond current defined standards, each vendor will need to develop, buy (or license) software elements, then integrate, test and fine-tune these components. This is a massive deployment for a major MNO or other customer type. Our management believes that Elephant Talk has accrued valuable experience in this respect and has the flexibility to adjust accordingly to future market fluctuations.

We may need to accelerate the roll-out of our solutions to meet market demand. Telecommunications platforms and services will become more commoditized over the next five to ten years. Integrating ValidSoft’s security components into our platform will create an additional competitive advantage. The proposed divestiture agreement with ValidSoft provides the Company with a perpetual, royalty-free license to ValidSoft’s Device Trust™ and User Authentication™ solutions, including the right to incorporate such technologies into our mobile telecommunications-cloud platform and the right to resell such technologies through its platform.

The more we can offer a comprehensive one stop shop solution for providing managed telecommunications services and, as required, layered security for mission critical applications in the cloud, the more sustainable our advantages will be against multiple-point solutions and the additional integration and operations complexities they represent. As depth and breadth of solutions are important in addressing the one-stop-shop needs of our customers, a whole range of services should be kept under one roof. Elephant Talk may need to further invest in such services in the future, either with additional in-house development or through acquisitions.

Corporate History

Elephant Talk Communications, Inc., a California corporation (“Elephant Talk Inc.”) was formed in 2001 as a result of a merger between Staruni Corporation (USA, 1962) and Elephant Talk Limited (Hong Kong, 1994) (“ETL”). Staruni Corporation, formerly named Altius Corporation, Inc., until 1997, was a web and internet services provider from 1997, following its acquisition of Starnet Universe Internet Inc. ETL began operating in 1994 as an international long distance services provider, specializing in international call termination in China. In 2006, Elephant Talk pivoted away from this international calling business.

In 2000, securities of Staruni Corporation commenced trading on the OTC Bulletin Board under the symbol “SRUN”, later replaced by “ETLK” following the merger with ETL, and then the symbol changed to “ETAK” contemporaneously with a 2008 stock-split.

In January 2007, through our acquisition of Benoit Telecom (Switzerland), we established a foothold in the European telecommunications market, particularly within the market for Service Numbers (Premium Rate Services and Toll Free Services), and to a lesser extent, Carrier (Pre) Select Services. This background provided experience and expertise in telecom and multimedia systems, telecom regulations and European markets.

In March 2010, Elephant Talk Inc. acquired ValidSoft.

In December 2011, we upgraded from our OTCBB listing to the NYSE MKT LLC (the “Exchange”).

In September 2011, Elephant Talk Inc. merged into Elephant Talk Communications Corp., a Delaware corporation (the “Reincorporation”). The Reincorporation was approved by the stockholders at the annual shareholder meeting on September 14, 2011. As a result of the Reincorporation, the Company became a Delaware corporation. Elephant Talk Communications, Inc. ceased its corporate existence and Elephant Talk Communications Corp. became the surviving corporation and continued to operate the business of the Company as it existed prior to the Reincorporation.

In April 2013, the Company acquired most of the assets of Telnicity, a U.S. MVNE/MVNO enabler company headquartered in Oklahoma City, Oklahoma, and formed Elephant Talk North America. The Telnicity acquisition sought to provide the Company with an in-market management team with a view to leveraging existing relationships with certain major U.S. mobile telecommunications companies.

In October 2015, Elephant Talk announced the retention of an advisor to the Special Committee of the Board of Directors in connection with the previously announced plan to evaluate strategic alternatives designed to maximize stockholders value with respect to its wholly owned subsidiary, ValidSoft.

On March 22, 2016, ET provided Cross River Initiatives LLC (the “Buyer”) with a notice of default on the Binding Letter Agreement dated February 17, 2016 (the “Agreement”) between the Buyer and the Company concerning the proposed purchase of ValidSoft and governing certain important matters relating to the interim financing of ValidSoft’s business and operations.  While the Company will not totally foreclose consummating the ValidSoft sale transaction with the Buyer as originally contemplated, the Company will no longer give preference or exclusivity to the Buyer.

Government Regulation

We and our customers operate in a heavily regulated industry. As a multinational telecommunications company and provider of services to carriers and operators, we are directly and indirectly subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Certain European, foreign, federal, and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which the Company offers and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, our revenue and our cash flow.

Employees

As of December 31, 2015, we employed 218 people and retained on a long term basis, the services of 35 independent contractors. Following the Company’s restructuring plan we anticipate further reductions in headcount of around 35 during the first quarter of 2016. Furthermore, in case the Company is successful in divesting its ValidSoft activities a further headcount reduction of approximately 25 will be the result.

Each of our employees and independent contractors is bound by confidentiality and non-competition obligations. Our Spanish employees are represented by a work council and subject to a certain type of collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

The Senior Secured Credit Agreement, we entered into on November 17th, 2014 and amended on July 14th, 2015 contain covenants which impose significant restrictions on the manner we and our subsidiaries operate, including (but not limited to) restrictions on the ability to:

•	create certain liens;

•	incur debt and/or guarantees;

•	enter into transactions other than on arm’s-length basis;

•	pay dividends or make certain distributions or payments;

•	engage, in relation to the Company, in any business activity or own assets or incur liabilities not authorized by the Senior Secured Credit Agreement;

•	sell certain kinds of assets;

•	impair any security interest on the assets serving as collateral for the Senior Secured Notes;

•	enter into any sale and leaseback transactions;

•	make certain investments or other types of restricted payments;

•	substantially change the nature of the Company’s or the Group’s business;

•	designate unrestricted subsidiaries; and

•	effect mergers, consolidations or sale of assets.

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

We have incurred net losses of $5,006,235 and $21,861,917 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, we had an accumulated deficit of $255,635,531 and $250,629,296, respectively.

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

Much of our customers’ business is consumer driven, and to the extent there is a decline in consumer spending, our customers could experience a reduction in the demand for their services and consequently affect the demand for our services and a decrease in our revenues, net income and an increase in bad debts arising from non-payment of our trade receivables. The potential adverse effects of an economic downturn include:

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

We have significant international operations in Europe, and to a lesser extent in the US, Middle East and elsewhere. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate, obtain access to local transmission facilities on economically acceptable terms, or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks.

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

We may not be able to develop and successfully market our mobile telecommunications platform and services as planned.

Elephant Talk operates in an exceptionally competitive environment where there is continuous innovation and new development. We are required to be a top performer in over a dozen highly specialized domains to effectively compete with our competitors. Ongoing investments are required to stay ahead of the curve. The sales process for our platform and the deployment process may be complicated and very slow. We are highly dependent on convincing MNOs and MVNOs to believe that outsourcing their requirements to us is the best way to go. We are exposed to business risks associated with turnkey projects and the scalability of our service and support organization. Although our policy is to avoid or minimize risks, it cannot be ruled out that in certain cases events occur that may seriously impact us and our performance.

Some of ValidSoft’s security solutions are dependent on mobile operators for network data access. Home-routing is sometimes preventing us from capitalizing on our capability. It tends to be a slow process to enter into definitive contracts with mobile operators. In addition, it is difficult to obtain network data access which is slowing our ability to timely address current market opportunities. The current market perception about safeguarding privacy remains challenging. Both the regulatory regime and consumer awareness of privacy protection are developing very slowly.

Implementation and development of our platform and mobile security businesses both depend on our ability to obtain adequate funding.

Both our platform and ValidSoft’s mobile security services require ongoing funding to continue the current development and operations and to fund possible future acquisitions. Failure to obtain adequate financing will substantially delay our development, slow down current operations, result in loss of customers and adversely impact our results of operations.

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

We strive to broaden our solutions offerings as well as to increase the number of subscribers hosted on our platforms, volume of voice and data that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. Strategic acquisitions in desired markets are currently not an important part of our growth strategy, however we may pursue additional acquisitions in the future to further strengthen our strategic objectives. Acquisitions of businesses and customer lists involve operational risks, including the possibility that an acquisition may not ultimately provide the benefits originally anticipated by management. Moreover, we may not be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating technologies and solutions, in migrating customer bases and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Therefore, successful integration may not occur in light of these factors.

The planned sale of assets, such as our ValidSoft activities, may have accounting ramifications, may not happen or yield the proceeds as anticipated or realize completion within the anticipated time frame and may adversely impact our results of operations and financial condition.

From time to time we may decide to sell off certain of our assets, whereby estimates need to be made as to the expected price we obtain from a market participant and compare that with the carrying value of those assets. In case the expected price is lower than the carrying value of the assets an impairment charge is taken. Also, in case certain asset groups are sold off, the same impairment analysis is made, including also the determination that the asset or asset group will be sold off within 12 months in order for it to be classified as Long Lived Asset Held for Sale. In particular when dealing with asset groups and the associated complexities of selling those off, both the expected price as well as the time to complete the sale may deviate substantially from the original estimates. The proposed suitor of ValidSoft, Cross River Initiatives, is currently in default under the Purchase Agreement.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycle and strategic mobile partnership cycles with MNOs. Both our telecommunications traffic services as well as our communications information systems, outsourced solutions and value added (communication) services, including our ValidSoft security solutions are relatively complex and their purchase generally involves a significant commitment of mostly human capital, with attendant delays frequently associated with the allocation of substantial human resources and procurement procedures within an organization. The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales and strategic mobile partnership cycle could reduce growth in our revenue in the future. In addition, the lengthening of our sales and strategic mobile partnership cycle contributes to an increased cost of sales, thereby reducing our profitability.

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

The current restructuring and reorganization could result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

In 2015 we started to undertake restructuring and reorganization activities in order to improve operating efficiencies and reduce operating costs, including changes in our executive team Such activities may require significant efforts, including the integration, consolidation and rationalization of product development, sales and marketing efforts and general and administrative activities. These activities could result in the disruption of our business including relationships with employees, suppliers and customers, and result in charges and write-offs, all of which could adversely affect our operating results. There can be no assurance that such activities would be successful or reduce operating costs.

We have recently experienced several changes in our management team and will need to re-align the organization and may need to recruit, hire and retain additional executive talent which may cause disruption in our business.

We recently had significant changes in executive leadership. In November 2015, Mr. Steven van der Velden resigned as Chairman and Chief Executive Officer. In connection with his resignation, Mr. Robert Hal Turner was appointed Executive Chairman, Mr. Gary Brandt as Chief Restructuring Officer and Mr. Armin Hessler as Chief Operating Officer. In January 2016 Mr. Martin Zuurbier resigned as Chief Technology Officer and Co-President Mobile Platform activities. In addition to the management changes, we commenced in the fourth quarter 2015 a substantial restructuring and rationalization of our operations.

These changes and the short time interval in which they have occurred have been disruptive to our employees and business and may add to the risk of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Additionally, it may take time to hire new executives and for the new management team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. Accordingly, disruption to our organization as a result of executive management transition could have a material adverse effect on our business, financial condition and results of operations.

Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult and tension can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In addition, uncertainty regarding the timing or effectiveness of our management transition process may also harm our reputation and adversely affect the trading price of our common stock.

We must attract and retain skilled personnel. If we are unable to hire and retain technical, technical sales and operational employees, our business could be harmed.

Our ability to manage our reorganization and growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We need software development specialists with in-depth knowledge of a blend of IT and telecommunications or with a blend of security and telecom. We intend to hire additional necessary employees, including software engineers, communication engineers, project managers, sales consultants, employees and operational employees, on a permanent basis. The competition for qualified technical sales, technical, and managerial personnel in the communications and software industry is intense in the markets where we operate, and we may not be able to hire and retain sufficient qualified personnel. In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations. Volatility in the stock market and other factors could diminish our use, and the value, of our equity awards as incentives to employees, putting us at a competitive disadvantage or forcing us to use more cash compensation.

If we are not able to use and protect our intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property internationally. We rely on a combination of patents, copyright, trade secrets and confidentiality, trademarks and licenses to protect our intellectual property. There is limited protection under patent law to protect the source codes we developed or acquired on our platform. The copyright and know-how protection may not be sufficient. Our granted patents and pending patent applications may be challenged. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. The technology licensed by us may not continue to provide competitive features and functionality. Licenses for technology currently used by us or other technology that we may seek to license in the future may not be available to us on commercially reasonable terms or at all.

We are dependent on two significant customers for our businesses and the loss of one of these customers could have an adverse effect on our business, results of operations and financial condition.

For the year ended December 31, 2015, we had two significant customers which accounted for 50% and 33%, respectively, of our revenue. Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods. The loss, or reduction in services to, these significant customers or other discontinuation of their relationship with us for any reason, or if either of these significant customers reduces or postpones purchases that we expect to receive, it could have an adverse impact on our business, results of operations and financial condition.

Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

We intend to continue to make investments in research and development and product development in seeking to sustain and improve our competitive position and meet our customers’ needs. These investments currently include streamlining our suite of software functionalities, including modularization and improving scalability of our integrated solutions. To maintain our competitive position, we may need to increase our research and development investment, which could reduce our profitability and cash flows. In addition, we cannot assure you that we will achieve a return on these investments, nor can we assure you that these investments will improve our competitive position or meet our customers’ needs.

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

We are authorized to issue 300,000,000 shares of capital stock, including 250,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, of which 161,376,387 shares of Common Stock and no shares of Preferred Stock were issued and outstanding as of December 31, 2015.

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

As of December 31, 2015 there are 35,864,077 options and 12,926,554 warrants to purchase shares of our Common Stock outstanding. All of the shares issuable from exercise have been registered and are freely traded. Options are exercisable at exercise prices between $0.295 and $3.39, the warrants are exercisable at exercise prices between $0.38 and $2.21. If and when these securities are exercised into shares of our Common Stock, the number of our shares of Common Stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our Common Stock and the market price of our Common Stock.

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

Because certain principal stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

As of December 31, 2015 two large shareholders, Rising Water Capital and PI-Saffel, owned or controlled approximately 30.6% of our outstanding Common Stock. If those stockholders act together, they will have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our Common Stock. These stockholders may make decisions that are adverse to your interests

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with our Common Stock and do not intend to pay any dividends to Common Stockholders for the foreseeable future.

Item 1 B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any properties, but lease office space in the various countries for our shared service centers and lease data center locations for housing our equipment, applications and network interconnections to our customers and telecommunication network providers.

Our office in The Netherlands is located at Wattstraat 52, 1171 TR, Sassenheim, wherefore the contract is automatically renewed every 6 months. The quarterly fee for this contract is $ 4,572.

Elephant Talk Communications S.L.U. is currently renting office space at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain, at a monthly rent of $6,735. This contract is valid till April 2017.

In addition the Company rents office space at Av. Dr. Severo Ochoa 36, 28100 Alcobendas, (Madrid) Spain for $1,314 per month, valid till February 2018.

In Guangzhou, China, the Company rents office space for a monthly rental of $11,483. The contract is valid till October 2016.

In Bandung, Indonesia the Company rents office space for a monthly rental of $2,495. The contract is valid till November 2016.

The Company rents office space in Lehmedeh, Bahrain for $1,007 per month. The contract is valid till December 2017.

ValidSoft U.K. Limited rents office space at 35 New Broad St, London EC2M 1NH, United Kingdom on a renewable 12 month basis for a monthly rental of $21,237.

We also rent space for our telecom switches, servers and IT platforms at data centers (“co-locations”) at an aggregate monthly rent of $25,705. The various co-location spaces include: Amsterdam, Madrid, Barcelona, Brussels, and other locations where our telecommunications equipment is located.

We believe the facilities currently under rent are adequate for our present activities and those additional facilities are available on competitive market terms to provide for such future expansion of our operations as may be warranted.

Item 3.   Legal Proceedings

Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

As previously described in the Company´s 2004 Annual Report on Form 10-K filed with the SEC on April 1, 2005, on May 24, 2004, the Company issued 5,100,000 shares of restricted Common Stock to four stockholders of New Times Navigation Limited (“New Times”), valued at $683,400 (the “2004 Purchase Transaction”). On December 10, 2004, New Times and the Company mutually agreed to terminate the 2004 Purchase Transaction. The Company returned the shares that were delivered to New Times to the Company´s shareholders and received back 90,100 of the 204,000 shares of its Common Stock that were issued under the 2004 Purchase Transaction. In addition, the Company had issued 37 unsecured convertible promissory notes for a total amount of $3,600,000 as part of the 2004 Purchase Transaction. At the Company´s request, 21 of the unsecured convertible promissory notes were returned to the Company for a total value of $2,040,000. On April 28, 2006, the Company instituted proceedings to seek relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return the remaining 113,900 common shares (valued at $381,565) and the remaining 18 unsecured convertible promissory notes, representing a total amount of $1,740,000, and to rescind the purchase agreement underlying the 2004 Purchase Transaction. Since the inception of the proceedings, the parties have undertaken discovery efforts in order to resolve this matter, which have included long periods of inactivity in the process. The outcome of this proceeding and the amount of any potential recovery, if any, cannot be predicted. Considering the significant costs associated with the proceeding and the inherent uncertainty in the outcome of the proceeding and the potential recovery, if any, management concluded that it is in the best interest of the Company not to pursue the matter further to avoid incurring additional fees and expenses.

Telnicity litigation

On January 8, 2013, Elephant Talk North America Corp. and Elephant Talk Communications Corp. entered into an Asset Purchase Agreement (“APA”) with Telnicity LLC and its members, which was amended on March 18, 2013. The consideration for the assets is one million shares of the Company’s common stock (the “Shares”). As of December 31, 2015, it is the Company’s position that the condition to release the shares from escrow to the sellers of Telnicity has not been satisfied because Telnicity did not deliver all the required closing documents/assets as it was required to do under the APA. It is also the Company’s position that some of the Principals of Telnicity are in breach of certain representations and warranties given in the APA.

On September 3, 2014 the Company informed Telnicity and its members/principals, by registered letter, of its position that due to the breaches of the APA by Telnicity and its members/principals, the Company is no longer bound to deliver the Shares to the sellers.

The certificate for the Shares was issued in 2013 in the name of Telnicity and is included in the number of outstanding shares as of the date hereof. The certificate is held in escrow with Ellenoff Grossman and Schole LLP (“EG&S”), our securities lawyers and US Counsel.

An action Telnicity LLC v. Elephant Talk North America Corp., and Elephant Talk Communications Corp., No. CV-2015-989 (the “OK Action”), was filed on June 5, 2015 in the state courts of Oklahoma. The Company has filed an action in the New York State Supreme Court, New York County, captioned Elephant Talk Communications Co. and Elephant Talk North America v. Telnicity LLC, Index No. 651601/2015 (the “NY Action). The original petition filed in Oklahoma was dismissed based upon a forum clause requiring litigation in New York. On October 26, 2015, Telnicity filed an amended petition in Oklahoma seeking money damages in the amount of ten million dollars for breach of contract and fraud, plus interest, costs and attorney’s fees. The Company has moved to dismiss the OK Action in favor of the NY Action on jurisdictional grounds. That motion to dismiss the amended petition is currently pending before the OK court. The Company believes that the OK Action is without merit and intends to vigorously defend against it.

The NY Action alleges breach of contract against Telnicity LLC and seeks money damages in the amount of two million dollars, plus interest, costs, and attorneys’ fees. Telnicity’s counsel in the NY Action moved to dismiss the NY Action, which the Company opposed. On December 10, 2015, the NY Court denied the motion to dismiss and stayed further proceedings pending the decision of the OK court regarding dismissal of the OK Action. A status conference in the NY Action has been set for April 5, 2016.

Once the jurisdictional litigation is resolved, the substantive dispute will be litigated.

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

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

As of December 5, 2011, our Common Stock is listed for quotation on the Exchange under the symbol “ETAK.”  The following table sets forth the high and low closing prices per share for each quarterly period from March 31, 2014 through December 31, 2015 as quoted on the Exchange and published by www.nasdaq.com. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2015	$0.49	$0.23
September 30, 2015	$0.63	$0.275
June 30, 2015	$0.48	$0.34
March 31, 2015	$0.84	$0.37
December 31, 2014	$1.14	$0.70
September 30, 2014	$1.24	$0.80
June 30, 2014	$1.16	$0.71
March 31, 2014	$1.79	$1.00

As of December 31, 2015, we had approximately 4,085 record holders of our Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2006 Plan (1): 0 2008 Plan (2): 35,864,077	2006 Plan: n/a 2008 Plan: $1.15	2006 Plan: 0 2008 Plan: 13,136,059
Equity compensation plans not approved by security holders	-	-	-
Total	35,864,077	-	13,136,059

(1)	S-8 Filed July 21, 2006.

(2)	S-8 Filed July 11, 2008. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 5,000,000 to 23,000,000, during 2013 the stockholders approved an increase from 23,000,000 to 46,000,000 and during 2014 an increase of the total number of shares available under the Plan from 46,000,000 to 56,000,000.

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

Business overview

Elephant Talk Communications Corp. and its subsidiaries (also referred to as “Elephant Talk”, “ET” and “the Company”) provide a fully managed ’single sign on and application access’ Software as a Service, Platform as a Service, and Infrastructure as a Service application designed for communications services providers (“CSP”) end-users, delivered over the web. SaaS are applications designed for end-users, delivered over the web. PaaS is a set of tools and services designed to make coding and deploying those applications quickly and efficiently. IaaS is the hardware and software solution that powers it all including servers, storage, networks and operating systems. The Company is comprised of an experienced sales team, architects, software developers, implementation specialists and an operations team who bring turnkey mobile solutions to the retail telecommunications industry. ET also provides software based authentication and voice-biometrics technology and services through its wholly owned subsidiary, ValidSoft UK Limited (“ValidSoft”).

Elephant Talk was operated by experienced software and telecom professionals who commercialized its software and virtualized telecom platform. The Company deployed its first Mobile Virtual Network Operator platform for a major mobile carrier in 2008 and has installed managed services platforms for clients globally. Individually, each of the managed services platform implementations has the capacity to support large numbers of subscribers and is capable of supporting multiple service brands through white label portal software. The comprehensive platform hosts an integrated IT/Back Office and Core Network for Mobile Network Operators, Mobile Virtual Network Operators, Mobile Virtual Network Enablers and Mobile Virtual Network Aggregators on a fully outsourced SaaS, PaaS, and IaaS basis. Elephant Talk’s platform is either made available as an on premise solution or as a fully hosted service in ‘the cloud’ depending on the individual needs of our customers.

Elephant Talk delivers a wholesale private-labeled infrastructure and communications platform as well as an Operational Support System application service for channel partners. In doing so, Elephant Talk’s enablement model allows for proprietary open Application Program Interfaces, workflow for complex application orchestration, customer support with branded portals and supports plug-ins for any application or point solution. This process facilitates and improves channel partners customer sales and support.

Elephant Talk’s intellectual property subsists in our technology, our industry expertise, knowledge and trade secrets, all combined in our ET-BOSS™ mobile network platform and services with new IP being developed, granted and pending. Our software, source codes and licenses are proprietary, in continuous development, and are protected by international copyright.

Elephant Talk owns and manages the source code for 70% of the ET-BOSS™ mobile network platform components, reaching 100% for the Business Support Systems (BSS)/Operations Support Systems (OSS) elements within the platform. This is a key competitive and strategic advantage for Elephant Talk because it allows us to be autonomous with the ability to modify and expand the platform capabilities.

Company Milestone Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this document.

•	In the fourth quarter of 2015, we commenced a companywide restructuring and reorganization plan, under the direction of the Robert Hal Turner, our executive chairman appointed as of November 16, 2015 who replaced our former Chairman and CEO Steven van der Velden. On December 17, 2015 the Company announced a series of executive and board appointments as part of the restructuring plan. The executive appointments and transitions included: Mr. Gary Brandt was named Chief Restructuring Officer of the Company responsible for leading the transition and reorganization of Elephant Talk’s global operations. Dr. Armin Hessler, formerly Co-President of Elephant Talk’s Mobile Platform business, was appointed as Chief Operating Officer of the Company. Mr. Robert Skaff was elected as a new independent director replacing Mr. Jaime Bustillo. On January 29, 2016 Mr. Martin Zuurbier, resigned effective as of December 31, 2015 as our Chief Technology Officer and co-President Mobile Platform business and entered into an independent consultancy agreement to provide services where desired to our mobile platform activities. On February 18, 2016 our directors Mr. Carl Stevens and Mr. Francisco Ros resigned.

•	Following the review of the strategic options for ValidSoft, we determined in the fourth quarter of 2015 to classify the ValidSoft assets as Long Lived Assets Held for Sale, and to continue the process of completing the divestiture of the ValidSoft activities to interested parties. There are no assurances that the Company will consummate the divestiture.

Recent milestones for mobile product line:

•	On October 8, 2015 the Company announced it entered into a Cloud Service and Software License Agreement with the wholesale division of a Tier 1 US Mobile Operator pursuant to which the Tier 1 US Mobile Operator may procure ETAK’s MVNO platform services on a non-exclusive basis. Elephant Talk expects to provide its MVNO services platform to the Tier 1 Mobile Operator to support the launch of a number of MVNO brands.

Recent milestones for the ValidSoft security product line:

•	On February 24th, 2015 ValidSoft announced that the company had launched its Device Trust Solution with a Second Major UK Bank, countering ’SIM Swap’ fraud with patent-pending technology, enabling the financial institution to securely communicate with customer’s personal devices.

•	On April 1, 2015 ValidSoft announced the signing of a significant new commercial customer contract for its newly enhanced User Authentication platform featuring its Voice Biometric technology with a large US-based corporation.

•	On May 12, 2015 ValidSoft announced that the Company has been selected as the preferred voice biometrics technology provider for a market leader in providing identity management solutions, delivering a single platform of best in class biometric solutions to manage millions of identities worldwide with a varied client and partner portfolio going forward.

•	On May 12th, 2015 ValidSoft announced that it had received full ISO27001 certification. This enabled ValidSoft to promote full compliance and certification to the customer pipeline of commercial opportunities as a further and key endorsement of our approach to securing customer data.

•	On June 18th, 2015 ValidSoft was named 2015 FiReStarter Company by SNS. Described by The Economist as “the best technology conference in the world,” FiRe features global thought leaders in technology and the global economy. FiReStarters are selected to present based on the strength of their innovations and their potential to bring positive change to the world.

•	On August 11th, 2015 ValidSoft announced the start of implementation of its Proximity Correlation Logic capability with 2 major UK banks currently using its Device Trust solution in partnership with FICO.

•	On August 11th, 2015 ValidSoft announced that as a result of a key sponsorship of the Payments Council Payments Innovation event in June, a new agreement was signed with Virtusa. Virtusa are a key global player in technology outsourcing technology and outsourcing services to a wide range of industries from financial services and telecoms to retail and healthcare.

•	On October 8th, 2015 ValidSoft was featured by BBC Business Daily, as Senior Broadcast Journalist Ed Butler interviewed ValidSoft’s CEO the Future in Review (“FiRe”) event in Utah.

•	On November 17th, 2015 ValidSoft announced a signed contract between Aurionpro and ValidSoft to deploy its User Authentication solution. The agreement ensures Aurionpro can secure multiple digital channels across a business in a secure yet seamless way for users in over 100 customers in the financial services, government and logistics industries throughout 22 countries.

•	On November 17th, 2015 ValidSoft was chosen as the voice biometrics vendor for The European Union ‘Octave’ project, focused on the development of multi-factor authentication utilizing biometrics and replay detection development. The project consists of a consortium of companies ranging from technology providers to test customers.

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

The following table shows the USD equivalent of the major currencies for the years ended December 31, 2014 and 2015:

	USD
	equivalent
	2015	2014
Euro	1.09064	1.2155
British Pound	1.48017	1.5533

Comparison of Years Ended December 31, 2015 and 2014

Revenue

Revenue for the year ended December 31, 2015 was $31,015,453 an increase of $10,659,006 or 52%, compared to $20,356,447 for the year ended December 31, 2014. This increase was a result of the accelerated recognition of deferred revenue caused by the termination of the Iusacell contract in June 2015 of $11,571,458, increases in the Company’s other mobile and security business revenue of $1,608,566 offset by a negative EUR vs. USD currency impact of $2,521,018.

In 2015, total billings were $21,262,228 of which $19,443,995 was recognized as revenue with the remainder of $1,818,233 deferred over the remaining contract period in accordance with ASC 605-25. In addition, $11,571,458 was released from the balance sheet line item deferred revenue to revenue following the termination of the Iusacell contract. Total revenue for 2015 was therefore $31,015,453.

In 2014, the total billings were $28,980,407 and $20,356,447 was recognized in revenue with the remainder deferred over the remaining contract period in accordance with ASC 605-25. For further details see Non-GAAP revenue discussion below.

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

A reconciliation of GAAP Revenue to Non-GAAP Revenue, for each of the periods indicated, is as follows:

Non-GAAP Revenue	2015	2014	Variance
Revenues	$31,015,453	$20,356,447	$10,659,006
Deferred Revenue adjustments	(9,753,225)	8,623,960	(18,377,185)
	$21,262,228	$28,980,407	$(7,718,179)

Non-GAAP revenue for the year ended December 31, 2015, was $21,262,228, a decrease of $7,718,179 or 27%, compared to $28,980,407 for the year ended December 31, 2014. The variance in non-GAAP revenue was primarily the result of current and deferred revenue offsets due to the recognition of all deferred revenue associated with termination of the Iusacell contract in the 2015 period, combined with a negative EUR vs. USD currency impact ($2,521,018). Excluding the exchange rate translation effect, the non-GAAP revenue decrease was $5,197,161, or 20%.

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

Cost of service for the twelve month period ended December 31, 2015 was $5,926,291, a decrease of $ $762,383 or 11%, compared to $6,688,674 for the twelve month period ended December 31, 2014.

The positive impact of the lower EUR versus USD exchange rate in 2015 was $764,807. Cost of service expenses adjusted for this exchange rate effect increased by $2,424 compared to last year.

The increase of $2,424 was related to an increase in cost of mobile bundled service business and network of $664,171, increase in cost of service related management & personnel expenses of $186,356 and an off-setting $848,103 reduction of non-cash related expenses.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and ET BOSS &IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the twelve month period ended December 31, 2015 and 2014, the Company capitalized $4,142,089 and $4,674,199, respectively. The decrease of $532,110 was primarily caused by a favorable exchange rate impact of $536,786.

Product development expenses for the twelve months ended December 31, 2015 and 2014 were $4,543,492 and $7,228,662, a decrease of $2,685,171 or 37%.

The decrease was attributable to a favorable exchange rate impact in 2015 of $725,688, lower non-cash related compensation expenses of $1,124,095 and the reduced use of consultants and the re-allocation of certain staff to other functions of $830,711.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and Marketing expenses for the twelve months ended December 31, 2015 and 2014 were $2,633,958 and $2,393,676, respectively, an increase of $240,282 or 10%. When adjusted for the positive impact of the lower EUR versus USD exchange rate in 2015 of $263,555, the increase was $503,837 due to increased staffing and associated non-cash related compensation expenses but partly off-set by reduced third party PR and general marketing related expenses.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and Administrative expenses for the twelve months ended December 31, 2015 and 2014 were $ 12,904,512 and $12,602,601, respectively, an increase of $301,911 or 2%. The positive impact of the lower EUR versus USD exchange rate in 2015 versus 2014 was $1,311,791. General and Administrative expenses adjusted for this exchange rate effect increased by $1,613,702 or 13%.

The increase in General and Administrative expenses of $1,613,702 is primarily the result of the restructuring charges that were accrued and partially paid during the 4th quarter of 2015. Total amount for workforce reduction severances was $ 1,254,598 including $115,000 of non-cash related compensation expenses. Excluding the restructuring charges, the General and Administrative expense increased by $359,104 or 3% compared to 2014.

The impairment of the loans to Third Parties described in Note 5 to the financial statements negatively impacted the General and Administrative expenses by $269,266.

	2015	Restructuring charges		2015	2014
	(before restructuring charges)	Workforce Reductions	Asset Write-off

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	$5,926,291	$-	$-	$5,926,291	$6,688,674
Product development	4,543,492	-	-	4,543,492	7,228,663
Sales and marketing	2,633,958	-	-	2,633,958	2,393,676
General and administrative	11,649,914	1,254,598	-	12,904,512	12,602,601
Depreciation and amortization of intangibles assets	6,623,985	-	-	6,623,985	8,220,219
Impairment for assets held and used	937,835	-	1,743,572	2,681,407	-
Total cost and operating expenses	$32,315,475	$1,254,598	$1,743,572	$35,313,645	$37,133,833

LOSS FROM OPERATIONS	$(1,300,022)	$(1,254,598)	$(1,743,572)	$(4,298,192)	$(16,777,386)

	Restructuring charges
	Workforce Reductions	Asset Write-off

Restructuring charge	$1,254,598	$1,743,572
Non-cash charges	(115,000)	(1,743,572)
Payments	(84,584)	-
Balance December 31, 2015	$1,055,014	$-

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to staff and management;
•	the expensing of the shares issued under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;
•	the expensing of restricted shares issued for consultancy services.

For the years ended December 31, 2015 and 2014, we recognized share-based compensation expense of $3,481,908 and $3,888,275, respectively, a decrease of $406,367 or 10%. In 2015 certain executives and managers of the Company elected to participate in a stock in lieu of cash program in order to preserve cash for the Company, which increased share based expensing substantially. At the same time we did not grant bonus options to employees compared with 2014, which more than offset the increased expensing under the stock in lieu of cash program.

In the following table we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	2015	2014
Cost of service	$120,051	$968,155
Product Development	647,713	1,771,808
Sales and Marketing	641,308	179,482
General and Administrative	2,072,836	968,830
Total	$3,481,908	$3,888,275

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2015 was $6,623,985, a decrease of $1,596,234 or 19%, compared to $8,220,219 for the same period in 2014. The decrease is primarily the result of the lower EUR versus USD exchange rate in 2015. The positive impact was $1,198,890. Depreciation and amortization expenses adjusted for this exchange rate effect decreased by $397,344. This decrease is primarily the result of the impairment for assets held and used and the termination of the depreciation and amortization of the Assets Held for Sale.

Impairment for assets held and used

In the Company’s review of the carrying amounts of its assets it was determined that following the termination of the Iusacell contract certain of the assets classified under Construction in Progress and Computer, communications and network equipment needed to be impaired. As a result there was an impairment charge of $ 937,835 recorded in the second quarter of 2015.

Following the restructuring and rationalization that commenced in the fourth quarter 2015 and which included headcount reductions, cancellation of internal projects and reduced sales and marketing efforts, we determined that additional assets classified under Construction in Progress and Computer, communications and network equipment as well as certain intangible assets needed to be impaired for an amount of $1,743,572.

Interest Income and Expense

Interest income for the twelve month periods ended December 31, 2015 and 2014 was $106,028 and $127,793, respectively. Interest income consists of interest received on bank balances and interest charged to customers for extended payment terms.

Interest expense for the twelve month periods ended December 31, 2015 and 2014, was $1,488,203 and $1,240,590, respectively, an increase of $247,613 or 20%. Higher levels of interest expense were the result of the change of financing sources with the extinguishment of outstanding convertible notes and the entry into a new credit agreement with Atalaya Capital on November 17, 2014 which has a higher principal amount as well as higher interest rate compared to the notes that were extinguished in 2014. Interest expense in 2015 was also higher due to the additional interest charged by Atalaya Capital for prepayments made and default interests charged following breaches of certain of the covenants under the credit agreement.

Interest Expense Related to Debt Discount and Conversion Feature

For the twelve month periods ended December 31, 2015 and 2014, interest expenses related to debt discount and conversion feature were $682,389 and $3,935,839, respectively, a decrease of $3,253,450 or 83%.

The decrease in the twelve month periods ended December 31, 2015 compared to 2014 was due to the extinguishment in 2014 of certain convertible notes which caused the acceleration of debt discount expensing as well as additional warrants issued to the convertible noteholder(s) together resulting in substantially larger charges compared to 2015.

Changes in Fair Value of Derivative liabilities

Change in Fair Value of Conversion Feature

In December 2015, we consummated two closings of our private placement offering, the 9% Unsecured Subordinated Convertible Promissory Note (“the Promissory Note”).The Promissory Note contains elements which require liability accounting for the conversion feature. We have calculated the fair market value for the conversion feature at issuance and performed a mark to market as per December 31, 2015, the variance of which amounted to $44,804 and was expensed. There was no conversion feature liability in 2014.

Change in Fair Value of Warrant Liabilities

During 2015 an amount of $395,905 (gain) of the change in the fair value of the warrant liability was caused by certain outstanding warrants (refer to Note 16) related to a registered direct public offering made by us in June 2013. The comparable amount for the same derivative liability in 2014 was $114,458 (loss).

A second derivative liability causing the change in fair value of the warrant liabilities are the investor warrants and agent warrants (pending to be issued) relating to the Promissory Notes between the fair market value calculated at the date of the initial closings in December and the fair market value as per December 31, 2015. The loss, which can be fully allocated to December 2015, amounts to $51,153 can’t be compared to 2014 as the derivative did not exist yet.

The value of the warrants was determined by a third party valuation expert using a Monte-Carlo Simulation model.

Gain/(Loss) on extinguishment of debt

The gain of $2,475,799 in 2015 is the result of the extinguishment of debt related to the Chong Hing Bank debt of our subsidiary Elephant Talk Ltd in Hong Kong following the expiration of the statute of limitations in Hong Kong, as well as the verdict by California courts in 2011 that the Company was not liable as a successor in interest or otherwise, on the bank loans and overdraft account to Elephant Talk Ltd. The amounts released from the balance sheet were $433,480 (overdraft), $962,522 (loan payable) and $1,079,797 (accrued interest).

The gain of $626,108 in 2014 was a result of the management decision of discontinuing the joint venture with the government incumbent telecom operator in Curacao, and the fact that the loan and accrued interest was forgiven by the Curacao operator which had been accrued as a liability in our financial statements.

Other Income and (Expense)

Other income & (expense) for the twelve month period ended December 31, 2015 was a loss of $922,894 compared to a gain of $176,981 for the twelve month period ended December 31, 2014. As to 2015, an amount of $614,455 represents the unrealized exchange rate losses partly related to the exchange rate variances caused by the 2014 10% + libor 3rd Party Loan against the primary functional currency (EURO) of the company. The remainder of $308,439 of the loss was caused by a deferred tax asset provision.

Amortization of Debt Issuance Costs

Amortization of debt issuance cost were $513,557 for the twelve month period ended December 31, 2015, an increase of $5,962 or 1%, compared to $507,595 for the twelve month period ended December 31, 2014.

Provision (Benefit) Income taxes

Income tax provision for the twelve month periods ended December 31, 2015 was an income tax benefit of $17,225, compared to an income tax provision of $216,931 for the same period in 2014.

Net Loss

Net loss for the twelve months period ended December 31, 2015, was $5,006,235, a decrease of $16,855,682 or 77%, compared to the loss of $21,861,917 for the same period in 2014. This decrease was mainly caused by the full release of deferred revenue of $11,571,458 related to the termination of the contract with Iusacell as well as compensation paid by Iusacell for termination of the contract., lower cost and operating expenses of $1,820,188 and lower other income and expense of $4,142,332. There was also a positive impact of the lower EUR versus USD exchange rate in 2015 versus 2014 of $1,705,892.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as part of other comprehensive (loss) Income, which amounted to a loss as of December 31, 2015 of $2,662,843, compared to a loss of $3,397,001 for the year ended December 31, 2014, a decrease of $734,158 or 22%. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates in the reporting period, since our balance sheets position are largely denominated in Euro and are translated on balance sheet date.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net (loss) of $(5,006,235) and $(21,861,917) for the years ended 2015 and 2014, respectively, and had an accumulated deficit of $(255,635,531) as of December 31, 2015.

The Company’s financial statements through December 31, 2015 were materially impacted by a number of events:

•	the June 12, 2015 settlement and termination agreement with our customer Grupo Iusacell S.A.,

•	the modification of the November 17, 2014 Atalaya/Corbin Capital credit agreement following the default position of the Company

•	restructuring of the Company as of the fourth quarter 2015

The termination of the relationship with Iusacell resulted in a settlement agreement on June 12, 2015, which provided the Company with net proceeds of $12.6 million. The termination of the Iusacell contract resulted in the loss of approximately $3.9 million of anticipated future quarterly cash flow (based on historical monthly billings), and impacted the Company’s results for the third and fourth quarter of 2015 by approximately the same amount.

As required, on June, 22, 2015, the Company repaid Atalaya/Corbin $10.1 million from the $12.6 million Iusacell settlement. On July 14, 2015, the Atalaya/Corbin credit agreement was amended to provide the Company additional net proceeds of $4.2 million. At December 31, 2015 the Company owed Atalaya/Corbin $6.5 million. Based on the Company’s financial results, largely resulting from the termination of the Iusacell contract, the Company is in breach of certain financial covenants of the Atalaya/Corbin credit agreement as amended, and therefore is in default and has reclassified in the third quarter 2015 the Atalaya debt from a long term to a short term liability.

In response to the Iusacell termination, the Company commenced an expense reduction plan, amended the Atalaya/Corbin credit agreement as mentioned above and started to review strategic alternatives for its’ security solutions unit ValidSoft.

The expense reduction plan was turned into a substantial restructuring plan in the fourth quarter of 2015, in order to align actual expenses and investments with current revenues as well introducing new executive management.

The fourth quarter restructuring impacted the results in 2015 with a $1.3 million in workforce reduction expenses, primarily related to employee severances and a $1.7 million in asset write-offs. These two restructuring charges plus an impairment of $0.9 million related to the Iusacell projects-under-construction increased the total cost and operating expenses in 2015 from $31.4 million to $35.3 million. The 2014 total cost and operating expenses were $37.1 million.

The savings in ongoing operating expenses following the restructuring in the fourth quarter of 2015 and into first quarter 2016, will be evident in the first and second quarter of 2016 when actual workforce reductions will have been realized. During the second quarter 2016, the restructuring plan will be largely complete and headcount will be more sustainably aligned with current revenues.

Following the evaluation of strategic options for ValidSoft, the Company decided to divest ValidSoft to interested parties. Although the sale of ValidSoft will negatively impact revenues of the Company between $0.15 - $0.23 million per quarter, there would be a positive impact on cost and operating expenses (excluding depreciation and amortization) of approximately $0.9 million per quarter. Including depreciation and amortization, the positive impact will be even larger on operating cost and expenses, namely $1.4 million per quarter. The sale of ValidSoft would bring down the total headcount of the Company by an additional 25.

The planned sale of ValidSoft for the price of $12.5 million has not been completed and it is not certain that it will be completed either. The proposed suitor is in default under the Purchase Agreement and although they have continued to reassert their interest in completing the acquisition, they no longer have exclusivity with respect to the acquisition. See Note 28 Subsequent Events.

In addition to the restructuring and the potential sale of ValidSoft, the Company consummated two closings of its private placement offering (9% Convertible Note Offering 2015) in 2015 with gross proceeds of $1,275,000 and net proceeds of $1,108,789. In 2016, up until March 25, 2016, we consummated additional closings with total gross proceeds of $2,223,000, net $1,952,733. The proceeds of these offerings were used for working capital purposes.

As part of the agreements with the prospective suitor for ValidSoft, the Company received $700,000 in 2016, of which $250,000 was used to pay to Atalaya as a preliminary payment pending final resolutions on the Company’s default under the credit agreement with Atalaya/Corbin capital. See Note 28 subsequent events. The Company has been in regular and frequent discussions with the lender in order to find a resolution.to the default.

The cash balance of the Company at December 31, 2015 was $369,250. After balance sheet date, the Company has received net proceeds from the Convertible Note Offering and prospective suitor for ValidSoft of $2,402,733, plus $272,425 from a 2015 closing. Additional capital is required during the second quarter 2016 to cover working capital deficiencies and restructuring costs.

In addition to pursuing other sources of debt and equity financing, the Company continues to pursue the sale of ValidSoft, has entered into discussions with several investment groups expressing interest in investing in the Company, and has extended the 2015 private placement offering. In order for the Company to have sufficient cash to fund its operations for the next 12 months, the Company believes that for instance with the divestiture of ValidSoft, which we expect will result in gross proceeds of $12.5 million, would generate sufficient cash to repay the $6.5 million owed to Atalaya, the senior lender, and fund the necessary working capital requirements including restructuring costs.

Although we have previously been able to raise capital as needed, there can be no assurance that additional capital will be available at all, or if available, on reasonable terms. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us, or our existing stockholders. If we are unable to secure additional capital, and/or do not succeed in meeting our cash flow objectives or the Lender will call the loan before new capital is attracted, the Company will be materially and negatively impacted, and we may have to significantly reduce our operations.

As of December 31, 2015, these events combined with the delays in the divestiture of ValidSoft raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

Largely as a result of the termination settlement agreement with our customer Iusacell (decreasing accounts receivable) and our control of expenses and deferred payments to suppliers and vendors (increasing accounts payable and accrued expenses) the operating activities provided net cash of $8,979,835 for the year ended 31 December 2015 compared to cash used in operating activities of $2,102,935 in 2014.

Investing activities

Net cash used in investing activities for year ended December 31, 2015 was $7,709,972 a decrease of $277,953 or 3%, compared to $7,987,925 in 2014. The lower net cash used in investing activities in 2015, in comparison with 2014, was primarily attributable to lesser investments in property and equipment and the absence of acquisitions or loans to third parties. Our investing activities related to the purchase of hardware and software as well as capitalized expenses related to our internally developed software.

Financing activities

Net cash used by financing activities for the year ended December 31, 2015 was $3,106,697, compared to net cash provided by financing activities of $10,775,048 for the year ended December 31, 2014. See Notes 13 and 15 of the Financial Statements for more information.

As a result of the above activities, we had a cash and cash equivalents balance of $369,250 as of December 31, 2015 compared to $1,904,160 as of December 31, 2014, a net decrease in cash and cash equivalents of $1,534,910.

Off-Balance Sheet Arrangements

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

Professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Revenue for professional and consulting services in connection with an implementation or implantation of a new customer that is deemed not to have stand-alone value is recognized over the contractual period commencing when the subscription service is made available to the customer. Revenue from other professional services that provide added value such as new features or enhancements to the platform that are deemed to have standalone value to the customer or are sold separately from the original hosting arrangement, are deferred and revenue recognition occurs when the feature is activated.

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

For both the long term contractors and advisory board members, we recognize the guidance for share-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Under ASC 505-50, we determine the fair value of the options or share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Share-based compensation (cash and non-cash) related to equity plans for employees and non-employee directors are included within our cost of revenues and operating expenses.

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

Impact of Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management is currently assessing the impact of this pronouncement on the Company’s financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies’ fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-01 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

On April 7, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public companies’ fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statement that have not been previously issued. The Company has elected for early adoption and included it in their Form 10-K for the year ended December 31, 2015.

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. We believe the adoption of ASU 2015-01 will not have a material effect on our consolidated financial statements.

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

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning January 1, 2018 and early adoption is permitted beginning January 1, 2018. Management is currently evaluating the methods of adoption allowed and the effect the standard is expected to have on the Company´s financial statements and related disclosures.

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

A reconciliation of Net Loss to Non-GAAP Adjusted EBITDA, for each of the periods indicated, is as follows:

EBITDA (adjusted)	2015	2014
Net loss	$(5,006,235)	(21,861,917)
(Benefit) / provision for income taxes	(17,225)	216,931
Depreciation and amortization	6,623,985	8,220,219
Stock-based compensation	3,481,908	3,888,275
Interest income and expenses	1,382,175	1,112,797
Interest expense related to debt discount and conversion feature	682,389	3,935,839
Change in fair value of derivative liabilities	(299,948)	114,458
(Gain) on extinguishment of debt	(2,475,799)	(626,108)
Other income & (expense)	922,894	(176,981)
Amortization of deferred financing costs	513,557	507,595
Changes in deferred revenue	(9,753,225)	8,623,960
Impairment for assets held and used	2,681,407	-
Adjusted EBITDA	$(1,264,117)	3,955,068

The decrease of Adjusted EBITDA was the result of the termination of the contract with our customer Iusacell in the second quarter of 2015. See Note 2 Financial Condition.

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

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Elephant Talk Communications Corp.

We have audited the accompanying consolidated balance sheets of Elephant Talk Communications Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2015. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elephant Talk Communications Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $256 million and has negative working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar Milner, LLP (formerly Squar Milner, Peterson, Miranda & Williamson, LLP)

Los Angeles, California,

March 30, 2016

ELEPHANT TALK COMMUNICATION CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2015 AND 2014

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$369,250	$1,904,160
Financing receivable	272,425	2,000,000
Restricted cash	246,151	312,935
Accounts receivable, net of an allowance for doubtful accounts of $269,608 at December 31, 2015	1,112,032	8,877,213
Prepaid expenses and other current assets	2,016,236	2,478,681
Total current assets	4,016,094	15,572,989

NON-CURRENT ASSETS

OTHER ASSETS *)	473,893	917,457

PROPERTY AND EQUIPMENT, NET	13,051,375	17,351,626

INTANGIBLE ASSETS, NET	258,630	704,667

ASSETS HELD FOR SALE	4,564,972	6,339,117

GOODWILL	3,027,422	3,352,264

TOTAL ASSETS	$25,392,386	$44,238,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Overdraft	$-	$433,366
Accounts payable and customer deposits	2,639,863	1,856,014
Obligations under capital leases (current portion)	310,403	1,831,050
Deferred Revenue	1,259,545	8,813,385
Accrued expenses and other payables	5,031,712	4,061,652
Loans payable	-	962,269
2014 10% + libor 3rd Party Loan (net of Debt Discount and Debt Issuance) *)	5,580,277	10,518,228
Total current liabilities	14,821,800	28,475,964

LONG TERM LIABILITIES
2014 10% + libor 3rd Party Loan (net of OID of $660,467 at September 30, 2015)	-	-
Derivative liabilities	945,618	2,087,992
Non-current portion of obligation under capital leases	5,621	272,460
Other long term liabilities	260,290	354,880
9% Unsecured Subordinated Convertible Promissory Note (net of Debt Discount and Debt Issuance)	238,829	-
Non-current portion of deferred revenue	1,066,687	2,434,257
Total long term liabilities	2,517,045	5,149,589

Total liabilities	17,338,845	33,625,553

Commitments and Contingencies (See Notes)	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 161,376,387 issued and outstanding as of December 31, 2015 and 154,671,258 shares issued and outstanding as of December 31, 2014	269,470,165	264,359,674
Accumulated other comprehensive loss	(5,789,975)	(3,127,132)
Accumulated deficit	(255,635,531)	(250,629,296)
Elephant Talk Communications, Corp. stockholders’ equity	8,044,659	10,603,246

NON-CONTROLLING INTEREST	8,882	9,321
Total stockholders’ equity	8,053,541	10,612,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,392,386	$44,238,120

*) For comparison reasons the Company reclassified Debt Issuance Costs at December 31, 2014 from Other Assets to the Current Liabilities line item: 2014 10% + libor 3rd Party Loan (net of Debt Discount and Debt Issuance Costs). See Note 1.

The accompanying notes are an integral part of these consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

REVENUES	$31,015,453	$20,356,447

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	5,926,291	6,688,674
Product development	4,543,492	7,228,663
Sales and marketing	2,633,958	2,393,676
General and administrative	12,904,512	12,602,601
Depreciation and amortization of intangibles assets	6,623,985	8,220,219
Impairment for assets held and used	2,681,407	-
Total cost and operating expenses	35,313,645	37,133,833

LOSS FROM OPERATIONS	(4,298,192)	(16,777,386)

OTHER INCOME (EXPENSE)
Interest income	106,028	127,793
Interest expense	(1,488,203)	(1,240,590)
Interest expense related to debt discount and conversion feature	(682,389)	(3,935,839)
Gain (loss) on changes in fair value of derivative liabilities	299,948	(114,458)
Gain on Extinguishment of Debt	2,475,799	626,108
Other income & (expense), net	(922,894)	176,981
Amortization of debt issuance costs	(513,557)	(507,595)
Total other income (expense)	(725,268)	(4,867,600)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,023,460)	(21,644,986)
(Benefit) / provision for income taxes	(17,225)	216,931
NET LOSS	(5,006,235)	(21,861,917)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(2,662,843)	(3,397,001)
COMPREHENSIVE LOSS	$(7,669,078)	$(25,258,918)

Net loss per common share and equivalents - basic	$(0.03)	$(0.15)

Net loss per common share and equivalents - diluted	$(0.03)	$(0.15)

Weighted average shares outstanding during the period - basic	158,202,074	147,700,233

Weighted average shares outstanding during the period - diluted	158,202,074	147,700,233

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Description	Common Shares	Common Amount	Other compre- hensive income (loss)	Accum- mulated Deficit	Total stock- holders Equity (Deficit)
Balance - December 31, 2013	140,466,801	$248,712,321	$269,869	$(228,767,379)	$20,214,811

Shares issued for warrant exercises	5,782,700	3,993,677	-	-	3,993,677
Shares issued for employee stock option exercises	621,638	469,208	-	-	469,208
Shares issued for board & management compensation	443,625	533,573	-	-	533,573
Shares issued to consultants	300,000	271,350	-	-	271,350
Shares issued for conversion of the BM Note	4,238,501	3,791,541	-	-	3,791,541
Shares issued for conversion of the Saffelberg Note	2,817,993	2,312,334	-	-	2,312,334
Shares to be issued		(18,075)	-	-	(18,075)
Amortization of Stock Options expense		3,228,939	-	-	3,228,939
Expenses attributable to share issuances		(206,340)	-	-	(206,340)
FMV of warrants issued classified as Debt Discount		1,271,146	-	-	1,271,146
Other comprehensive loss due to foreign exchange rate translation net of tax		-	(3,397,001)	-	(3,397,001)
Net Loss		-	-	(21,861,917)	(21,861,917)
Balance - December 31, 2014	154,671,258	$264,359,674	$(3,127,132)	$(250,629,296)	$10,603,246

Shares issued for warrant exercises	4,029,738	1,727,487	-	-	1,727,487
Shares issued for employee stock option exercises	8,668	5,861	-	-	5,861
Shares issued for board & management compensation	2,666,723	1,150,678	-	-	1,150,678
Shares to be issued		24,305	-	-	24,305
Amortization of Stock Options expense		1,814,531	-	-	1,814,531
Expenses attributable to share issuances		(65,000)	-	-	(65,000)
FMV of warrants issued classified as Debt Discount		452,629	-	-	452,629
Other comprehensive loss due to foreign exchange rate translation net of tax		-	(2,662,843)	-	(2,662,843)
Net Loss		-	-	(5,006,235)	(5,006,235)
Balance - December 31, 2015	161,376,387	$269,470,165	$(5,789,975)	$(255,635,531)	$8,044,659

The accompanying notes are an integral part of these consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,006,235)	$(21,861,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,623,985	8,220,219
Provision for doubtful accounts	269,608	17,410
Stock based compensation	3,481,908	3,888,275
Change in fair value of derivative liabilities	(299,948)	114,458
Amortization of deferred financing costs	513,557	507,595
Interest expense relating to debt discount and conversion feature	682,389	3,935,839
Unrealized foreign currency translation gain loss	922,894	(176,981)
(Gain) on Extinguishment of Debt	(2,475,799)	(626,108)
Impairment for assets held and used	2,681,407	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,566,499	(4,464,754)
Decrease (increase) in prepaid expenses, deposits and other assets	759,275	(94,528)
Increase (decrease) in accounts payable and customer deposits	2,627,745	(565,040)
Increase (decrease) in deferred revenue	(9,753,225)	8,623,960
Increase (decrease) in accrued expenses and other payables	1,385,775	378,637
Net cash provided by (used in) operating activities	8,979,835	(2,102,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,709,972)	(7,851,460)
Cash paid for 100% acquisition of subsidiary	-	(36,465)
Loan to third party	-	(100,000)
Net cash used in investing activities	(7,709,972)	(7,987,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from November 2014 10% + libor 3rd Party Loan, net of OID	-	11,620,000
(Repayments)/Proceeds from 10% 3rd Party Loan	-	(2,492,400)
Financing receivable	1,645,000	(2,000,000)
Exercise of warrants & options	5,861	4,462,885
Equity and Debt issuance costs paid	(532,558)	(815,437)
Principal payment on 2014 10% + libor 3rd Part Loan	(5,500,000)	-
Proceeds from 9% Unsecured Subordinated Convertible Promissory Note	1,275,000	-
Net cash (used in) provided by financing activities	(3,106,697)	10,775,048

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	301,924	(32,343)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,534,910)	651,845
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,904,160	1,252,315
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$369,250	$1,904,160

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,136,021	$954,123
Increase in Share Capital due to Telnicity Acquisition	14,771	-
Increase in Share Capital for third party settlement	-	271,350
Cash paid during the period for income taxes	-	56,881

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Reclassifications

The Company has reclassified in accordance with ASU 2015-03 the debt issuance cost asset to debt liability and has applied this retrospectively to 2014. The below table shows the effects of the accounting principle change on the financial statement line items:

	December 31,	Impact	December 31,
	2014	Reclasses	2014
	(reclassed)		(original)

OTHER ASSETS	$917,457	$(682,878)	$1,600,335

TOTAL ASSETS	44,238,120	(682,878)	44,920,998

2014 10% + libor 3rd Party Loan (net of Debt Discount and Deferred Financing Costs)	10,518,228	(682,878)	11,201,106

Total current liabilities	28,475,964	(682,878)	29,158,842

Total liabilities	33,625,553	(682,878)	34,308,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,238,120	$(682,878)	$44,920,998

Note 2. Business and Summary of Significant Accounting Policies

Description of Business

Elephant Talk provides a fully managed ’single sign on and application access’ Software as a Service (SaaS), Platform as a Service (PaaS), and Infrastructure as a Service (IaaS) application designed for communications services providers (CSP) end-users, delivered over the web. SaaS are applications designed for end-users, delivered over the web. PaaS is a set of tools and services designed to make coding and deploying those applications quickly and efficiently. IaaS is the hardware and software that powers it all including servers, storage, networks and operating systems. The Company is comprised of an experienced sales team, architects, software developers, implementation specialists and an operations team who bring turnkey mobile solutions to the retail telecommunications industry.

Financial Condition

As reflected in the accompanying consolidated financial statements, the Company reported net (loss) of $(5,006,235) and $(21,861,917) for the years ended 2015 and 2014, respectively, and had an accumulated deficit of $(255,635,531) as of December 31, 2015.

The Company’s financial statements through December 31, 2015 were materially impacted by a number of events:

•	the June 12, 2015 settlement and termination agreement with our customer Grupo Iusacell S.A.,

•	the modification of the November 17, 2014 Atalaya/Corbin Capital credit agreement following the default position of the Company

•	restructuring of the Company as of the fourth quarter 2015

The termination of the relationship with Iusacell resulted in a settlement agreement on June 12, 2015, which provided the Company with net proceeds of $12.6 million. The termination of the Iusacell contract resulted in the loss of approximately $3.9 million of anticipated future quarterly cash flow (based on historical monthly billings), and impacted the Company’s results for the third and fourth quarter of 2015 by approximately the same amount.

As required, on June, 22, 2015, the Company repaid Atalaya/Corbin $10.1 million from the $12.6 million Iusacell settlement. On July 14, 2015, the Atalaya/Corbin credit agreement was amended to provide the Company additional net proceeds of $4.2 million. At December 31, 2015 the Company owed Atalaya/Corbin $6.5 million. Based on the Company’s financial results, largely resulting from the termination of the Iusacell contract, the Company is in breach of certain financial covenants of the Atalaya/Corbin credit agreement as amended, and therefore is in default and has reclassified in the third quarter 2015 the Atalaya debt from a long term to a short term liability.

In response to the Iusacell termination, the Company commenced an expense reduction plan, amended the Atalaya/Corbin credit agreement as mentioned above and started to review strategic alternatives for its’ security solutions unit ValidSoft.

The expense reduction plan was turned into a substantial restructuring plan in the fourth quarter of 2015, in order to align actual expenses and investments with current revenues as well introducing new executive management.

The fourth quarter restructuring impacted the results in 2015 with a $1.3 million in workforce reduction expenses, primarily related to employee severances and a $1.7 million in asset write-offs. These two restructuring charges plus an impairment of $0.9 million related to the Iusacell projects-under-construction increased the total cost and operating expenses in 2015 from $31.4 million to $35.3 million. The 2014 total cost and operating expenses were $37.1 million.

The savings in ongoing operating expenses following the restructuring in the fourth quarter of 2015 and into first quarter 2016, will be evident in the first and second quarter of 2016 when actual workforce reductions will have been realized. During the second quarter 2016, the restructuring plan will be largely complete and headcount will be more sustainably aligned with current revenues.

Following the evaluation of strategic options for ValidSoft, the Company decided to divest ValidSoft to interested parties. Although the sale of ValidSoft will negatively impact revenues of the Company between $0.15 - $0.23 million per quarter, there would be a positive impact on cost and operating expenses (excluding depreciation and amortization) of approximately $0.9 million per quarter. Including depreciation and amortization, the positive impact will be even larger on operating cost and expenses, namely $1.4 million per quarter. The sale of ValidSoft would bring down the total headcount of the Company by an additional 25.

The planned sale of ValidSoft for the price of $12.5 million has not been completed and it is not certain that it will be completed either. The proposed suitor is in default under the Purchase Agreement and although they have continued to reassert their interest in completing the acquisition, they no longer have exclusivity with respect to the acquisition. See Note 28 Subsequent Events.

In addition to the restructuring and the potential sale of ValidSoft, the Company consummated two closings of its private placement offering (9% Convertible Note Offering 2015) in 2015 with gross proceeds of $1,275,000 and net proceeds of $1,108,789. In 2016, up until March 25, 2016, we consummated additional closings with total gross proceeds of $2,223,000, net $1,952,733. The proceeds of these offerings were used for working capital purposes.

As part of the agreements with the prospective suitor for ValidSoft, the Company received $700,000 in 2016, of which $250,000 was used to pay to Atalaya as a preliminary payment pending final resolutions on the Company’s default under the credit agreement with Atalaya/Corbin capital. See Note 28 subsequent events. The Company has been in regular and frequent discussions with the lender in order to find a resolution.to the default.

The cash balance of the Company at December 31, 2015 was $369,250. After balance sheet date, the Company has received net proceeds from the Convertible Note Offering and prospective suitor for ValidSoft of $2,402,733, plus $272,425 from a 2015 closing. Additional capital is required during the second quarter 2016 to cover working capital deficiencies and restructuring costs.

In addition to pursuing other sources of debt and equity financing, the Company continues to pursue the sale of ValidSoft, has entered into discussions with several investment groups expressing interest in investing in the Company, and has extended the 2015 private placement offering. In order for the Company to have sufficient cash to fund its operations for the next 12 months, the Company believes that for instance with the divestiture of ValidSoft, which we expect will result in gross proceeds of $12.5 million, would generate sufficient cash to repay the $6.5 million owed to Atalaya, the senior lender, and fund the necessary working capital requirements including restructuring costs.

Although we have previously been able to raise capital as needed, there can be no assurance that additional capital will be available at all, or if available, on reasonable terms. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us, or our existing stockholders. If we are unable to secure additional capital, and/or do not succeed in meeting our cash flow objectives or the Lender will call the loan before new capital is attracted, the Company will be materially and negatively impacted, and we may have to significantly reduce our operations.

As of December 31, 2015, these events combined with the delays in the divestiture of ValidSoft raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Elephant Talk Communications Corp. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). All intercompany transactions and account balances have been eliminated in consolidation. The Company’s subsidiaries are:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries, Elephant Talk Communications Italy S.R.L., Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Morodo Group Ltd., and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;

•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH and the subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;

•	Elephant Talk Telecomunicação do Brasil LTDA, is owned 90% by Elephant Talk Europe Holding B.V. and 10% by Elephant Talk Communication Holding AG;

•	Elephant Talk Europe Holding B.V.’s majority (100%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., and its majority owned (99%) Elephant Talk Bahrain W.L.L.;

•	its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.;

•	its wholly-owned subsidiary Elephant Talk North America, Corp;

•	its wholly-owned subsidiary ValidSoft Limited (Ireland) and its wholly-owned subsidiary ValidSoft UK Limited;

•	its wholly-owned subsidiary Elephant Talk Group International B.V., based in The Netherlands, and

•	Elephant Talk Europe Holding B.V.’s majority owned subsidiary (99.998%) ET de Mexico S.A.P.I. de C.V. and its majority owned subsidiary (99%) Asesores Profesionales ETAK S. de RL. de C.V.

•	PT Elephant Talk Indonesia, is owned 99% by Elephant Talk Europe Holding B.V. and 1% by Elephant Talk Group International B.V.

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

Use of Estimates

The preparation of the accompanying financial statements conforms with accounting principles generally accepted in the U.S. and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant estimates include the bad debt allowance, revenue recognition, impairment of long-lived assets, valuation of financial instruments, useful lives of long-lived assets and share-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company has full access to the whole balance of cash and cash equivalents on a daily basis without any delay.

Financing Receivables

The financing receivables reported as of December 31, 2015 relate to a timing difference between the second closing of the Offering and the actual receipt of the related proceeds. The funds were in the process of being transferred from the escrow account kept by the placement agent and the company but were actually received on January 5th, 2016. The net financing receivable amounted to $272,425 as of December 31, 2015. The corresponding gross proceed from the offering is $355,000. The financing receivables reported as per December 31, 2014 relate to the securitization of assets and transfers of certain contracts of the 2014 10% Term Loan Agreement, were still pending to be finalized as of December 31, 2014. The Company agreed with the lender to withhold $2,000,000 from the total financing until certain post-closing conditions were met by the Company. On January 12th, 2015 the Company fulfilled the post-closing conditions upon which the financing receivable was fully released to the Company.

Restricted Cash

Restricted cash as of December 31, 2015 and 2014 was $246,136 and $312,935 respectively, and consists of cash deposited in blocked accounts as bank guarantees for national interconnection, wholesale agreements with telecom operators and a bid offer guarantee(s).

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

Revenue Recognition and Deferred Revenue

Revenue primarily represents amounts earned for our mobile and security solutions. Our mobile and security solutions are hosted software where the customer does not take possession of the software and are therefore accounted for as subscriptions. We also offer customer support and professional services related to implementing and supporting our suite of applications. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Hosting subscriptions provide customers access to our software on a subscription basis, and support services (e.g. network operations and second line helpdesk) related to those arrangements. Hosting subscriptions for the use of our software generally include a usage-based license for which revenues are recognized commensurate with the customer utilization (for example, the number of mobile users on the network) commencing with the date our service is made available to customers and when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.  Revenue is recorded as deferred revenue before all of the relevant criteria for revenue recognition are satisfied.

The Company enters into arrangements that include various combinations of hosting subscriptions and services, where elements are delivered over different periods of time. Such arrangements are accounted for in accordance with ASC 605-25 “Revenue Recognition-Multiple Element Arrangements.” Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

The elements in a multiple element arrangement are identified and are separated into separate units of accounting at the inception of the arrangement and revenue is recognized as each element is delivered. Delivered item or items are considered a separate unit of accounting when both of the following criteria are met: (i) the delivered item or items have value to the customer on a stand-alone basis, meaning the delivered item or items have value on a standalone basis if it sold separately by any vendor or the customer could resell the delivered item or items on a stand-alone basis, and (ii) if the arrangement includes a general right of return related to the delivered item, delivery or performance of the undelivered item or items are considered probably and substantially in the control of the Company. Total consideration of a multiple-element arrangement is allocated to the separate units of accounting at the inception of the arrangement based on the relative selling price method using the hierarchy prescribed in ASC 605-25. In accordance with that hierarchy if vendor specific objective evidence (VSOE) of fair value or, third-party evidence (TPE) does not exist for the element, then the best estimated selling price (BESP) is used. Since the Company does not have VSOE or TPE, the Company uses BESP to allocate consideration for all units of accounting in our hosting arrangements. In determining the BESP, the Company considers multiple factors which include, but are not limited to the following: i) gross margin objectives and internal costs for services; ii) pricing practices and market conditions, iii) competitive landscape and iv) growth strategy.

In the paragraphs below we explain the revenue recognition policy for each element.

For the mobile solutions services the Company recognizes revenues from customers accessing our cloud-based application suite in two different service offerings, namely managed services and bundled services.

For managed services, revenues are recognized for network administration services provided to end users on behalf of Mobile Network Operators (MNO) and virtual Mobile Network Operators (MVNO’s). Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, the Company provides both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air time, calculated based on a pre-determined service fee. Technical services that meet the criteria to be separated as a separate unit of accounting are recognized as the services are performed. Services that do not meet the criteria to be accounted for as a separate unit of accounting are deferred and recognized ratably over the estimated customer relationship. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time.

For security solutions we recognize revenues primarily from SIM (Subscriber Identity Module) lookup services using the VALid-SSD platform. Security solutions revenue is recognized based on the number of SIM lookups performed and calculated based on a pre-determined service fee per lookup.

Telecommunication revenues are recognized when delivery occurs based on a pre-determined rate and number of user minutes and calls that the Company has managed in a given month.

Professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Revenue for professional and consulting services in connection with an implementation or implantation of a new customer that is deemed not to have stand-alone value is recognized over the estimated customer relationship commencing when the subscription service is made available to the customer. Revenue from other professional services that provide added value such as new features or enhancements to the platform that are deemed to have standalone value to the customer are recognized when the feature is activated.

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

Product Development costs for the period ended December 31, 2015 and 2014 were $4,543,492 and $7,228,663, respectively. During the period ended December 31, 2015 and 2014, the Company capitalized $4,142,089 and $4,674,199, respectively.

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

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and customer deposits approximate their fair values based on their short-term nature. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. The Company’s conversion feature, a derivative instrument, is recognized in the balance sheet at its fair values with changes in fair market value reported in earnings.

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

The Company has three asset groups that are valued at fair value categorized within Level 3: Derivative liabilities (recurring measurement), goodwill and intangibles (non-recurring measurements) for the impairment test. Below are discussions of the main assumptions used for the recurring measurements.

Recurring Measurement - Warrant Derivative Liabilities and Conversion Feature Derivative (see also Note 13 and 16)

Number of Outstanding Warrants and/or Convertible Notes

The number of outstanding warrants and/or convertible notes is adjusted every re-measurement date after deducting the exercise or conversion of any outstanding warrants convertible notes during the previous reporting period.

Stock Price at Valuation Date

The closing stock price at re-measurement date being the last available closing price of the reporting period taken from www.nasdaq.com.

Exercise Price

The exercise price is fixed and determined under the terms - of the financing facility it was issued.

Remaining Term

The remaining term is calculated by using the contractual expiration date of the 9% Unsecured Subordinated Promissory Note at the moment of re-measurement.

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

Liquidity Event

We estimate the expected liquidity event giving consideration to the expectation of sale of assets held for sale and the current substantial reorganization.

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

Mandatory Conversion Condition

The Monte Carlo model includes the likelihood of meeting the condition in which the company will be able to call such mandatory conversion of outstanding convertible notes.

Mandatory Exercise Condition

The Monte Carlo model includes the likelihood of being able to force a mandatory exercise of the warrants prior to the maturity of the warrant agreement.

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

Income Taxes

Current tax is based on the income or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax assets are recognized for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. Establishment of a valuation allowance is provided when it is more likely than not that deferred taxes will be realized.

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

The Company files federal income tax returns in the US, various US state jurisdictions and various foreign jurisdictions. The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for 3 years but can be extended to 6 years under certain circumstances. In other jurisdictions the period for examinations depend on local legislation. The Company’s policy is to record estimated interest and penalties on unrecognized tax benefits as part of its income tax provision.

Comprehensive Income/ (Loss)

Comprehensive income/ (loss) include all changes in equity during a period from non-owner sources. For the years ended December 31, 2015 and 2014, the Company’s comprehensive loss consisted of its net loss and foreign currency translation adjustments.

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

The Company has adopted the provisions of ASC 350-40, Accounting for the Costs of Computer Software developed or obtained for internal use, and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project; the preliminary project stage is completed and when technological feasibility is established. Software developed for internal use has generally been used to deliver hosted services to the Company’s customers. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “construction in progress” (“CIP”) to a property and equipment asset subject to depreciation in accordance with the principle described in the previous sentence. In this account management also records equipment acquired from third parties, until it is ready for use. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. In 2015 the Company impaired $656,643 for CIP,$1,894,244 for property and equipment and $130,520 for intangible assets.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management is currently assessing the impact of this pronouncement on the Company’s financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies’ fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-01 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

On April 7, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public companies’ fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statement that have not been previously issued. The Company has elected for early adoption and included it in their Form 10-K for the year ended December 31, 2015.

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. We believe the adoption of ASU 2015-01 will not have a material effect on our consolidated financial statements.

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

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning January 1, 2018 and early adoption is permitted beginning January 1, 2018. Management is currently evaluating the methods of adoption allowed and the effect the standard is expected to have on the Company´s financial statements and related disclosures.

Note 3. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $269,608 and $0 as of December 31, 2015 and 2014, respectively.

Changes in the allowance for doubtful accounts are as follows:

Allowance for doubtful accounts	Balance at the beginning of the period A	Currency revaluation B	Total Allowance for doubtful accounts A+B	Additions- allowance for doubtful accounts	Release for doubtful accounts	Balance at the end of the period
Year ended December 31, 2015	$-	$-	$-	$269,608	-	$269,608
Year ended December 31, 2014	$-	$-	$-	$-	$-	$-

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were recorded at $2,016,236 as of December 31, 2015, compared with $2,478,681 as of December 31, 2014. Prepaid expenses and other current assets consisted primarily of prepaid insurance, other prepaid operating expenses, prepaid taxes and prepaid Value Added Tax (“VAT”).  As of December 31, 2015, $621,286 of the prepaid expenses was related to VAT. On December 31, 2014, prepaid VAT represented $742,782.

Note 5. Other Assets

For comparison reasons we reclassified debt issuance costs at December 31, 2014 from Other Assets to the current liabilities line item: 2014 10% + libor 3rd Party Loan. See also Note 1 Reclassifications.

Other assets at December 31, 2015 and December 31, 2014 are long-term in nature, and consist of long-term deposits, certain R&D credits, and loans to third parties amounting to 473,893 and $917,457, respectively.

Long-term Deposit

As of December 31, 2015, there was $285,404 in long-term deposits made to various telecom carriers during the course of operations and office facilities in various countries, compared with $653,002 as of December 31, 2014. The deposits are refundable at the termination of the business relationship with the carriers. During 2015 the lease of the Amsterdam Schiphol office ended and the deposit of $40,238 refunded. The deposits to the French Tax Authorities of $179,182 and a deposit of $60,000 to a US based carrier were impaired since the Company deemed these amounts not to be recoverable anymore.

Loans to Third Parties

In 2013, the Company agreed to provide a loan to a third party at an interest rate of 5% per annum, with an option to acquire an equity interest. The loan was provided to fund the development and exploitation of applications using electronic medical health records. The loan will be repaid at the completion of the proof of concept, which is a prototype that is designed to determine feasibility of the application development, which will not occur before the end of 2015. The Company has now determined that it is unlikely that it will obtain an equity interest or that it will have the loan repaid. Therefore, the loan plus accrued interest totaling $269,266 has been fully impaired as at December 31, 2015. The carrying value as at December 31, 2014 was $264,454.

Note 6.  Property and Equipment

Property and equipment at December 31, 2015 and December 31, 2014 consisted of:

	Average Estimated Useful Lives	December 31, 2015	December 31, 2015 (assets held for sale)	December 31, 2015 (excl. Assets held for sale)	December 31, 2014	December 31, 2014 (assets held for sale)	December 31, 2014 (excl. Assets held for sale)
Furniture and fixtures	5	$283,387	$29,605	$253,782	$281,214	$32,831	$248,383
Computer, communication and network equipment	3 – 10	22,991,043	63,216	22,927,827	23,904,494	58,652	23,845,842
Software	5	5,906,917	2,255,695	3,651,222	4,556,364	1,724,243	2,832,121
Automobiles	5	37,428	-	37,428	80,860	-	80,860
Construction in progress for internal use software		1,299,993	395,585	904,408	4,044,932	646,869	3,398,063
Total property and equipment		30,518,768	2,744,101	27,774,667	32,867,864	2,462,595	30,405,269

Less: accumulated depreciation and amortization		(15,496,091)	(772,799)	(14,723,292)	(13,548,662)	(495,019)	(13,053,643)
Total property and equipment		$15,022,677	$1,971,302	$13,051,375	$19,319,202	$1,967,576	$17,351,626

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

The total amount of product development costs (internal use software costs) that are capitalized in Property & Equipment during the years ended December 31, 2015 and 2014 was $4,142,089 and $4,674,199, respectively.

Upon completion of development, the assets are reclassified from CIP to the appropriate Property and Equipment category, at which point the assets begin to depreciate or amortize. During the year ended December 31, 2015, the Company transferred $5,697,792 from CIP into Property and Equipment as follows: $3,893,226 in computers, communications and network equipment category, $1,804,566 in software and $158,089 of other projects cancelled and $656,643 of projects impaired following the termination of the Iusacell contract and the restructuring and rationalization that commenced in the fourth quarter 2015. There is also an exchange rate translation effects amounting to $72,262 because costs are incurred mostly in the functional currency Euro and translated to the reporting currency, US dollar. In 2014, we capitalized $4,239,491, of which $773,871 was included in software, $3,465,620 in computer equipment and $138,869 of other transfers and projects cancelled.

Note 7. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets as of December 31, 2015 and 2014 consisted of the following:

	Useful Lives	December 31, 2015	December 31, 2015 (assets held for sale)	December 31, 2015 (excl. Assets held for sale)	December 31, 2014	December 31, 2014 (assets held for sale)	December 31, 2014 (excl. Assets held for sale)
Customer Contracts, Licenses , Interconnect & Technology	5 - 10	$688,963	$-	$688,963	$1,870,523	$-	$1,870,523
ValidSoft IP & Technology	1 - 10	13,257,272	12,930,083	327,189	14,344,604	14,344,604	-
Total intangible assets		13,946,235	12,930,083	1,016,152	16,215,127	14,344,604	1,870,523

Less: Accumulated Amortization		(430,333)	-	(430,333)	(1,165,856)	-	(1,165,856)
Less: Accumulated Amortization ValidSoft IP & Technology		(10,663,602)	(10,336,413)	(327,189)	(9,973,063)	(9,973,063)	-
Total intangible assets, Net		$2,852,300	$2,593,670	$258,630	$5,076,208	$4,371,541	$704,667

During the year ended December 31, 2015, intangible assets and related accumulated amortization (excluding Assets held for sale) decreased by $446,037. The decrease is due to the removal of fully amortized intangibles and we impaired intangibles assets for the total of amount $130,502 following the restructuring that commenced in the fourth quarter 2015.

Estimated future amortization expense related to our intangible assets is:

					2020 and
	2016	2017	2018	2019	thereafter
Interconnect licenses and contracts	$158,037	$56,815	$43,778	$0	$0

Note 8. Long Lived Assets held for Sale

In 2015, the Company investigated the strategic options for its subsidiaries, ValidSoft Ireland Ltd and ValidSoft UK Ltd.(jointly ‘ValidSoft’) and committed to a plan to sell the subsidiaries within a time period of less than 12 months as of balance sheet date. Combined with other criteria as described in ASC 360-10-45-9 and ASC 360-10-45-11 we determined the long lived assets related to ValidSoft should be classified as held for sale as of the fourth quarter of 2015.

ValidSoft secures transactions using personal authentication and device assurance. It enables its customers to enhance their security while improving their user experience, utilizing ValidSoft’s multi-factor authentication platform, Voice Biometric engine and Device Trust technology, all of which may be used as ’stand-alone’ or integrated into multi-vendor solutions ValidSoft serves multiple clients across the financial services, government and enterprise sectors and has been granted four European Privacy Seals, reflecting its commitment to strong data privacy.

The Company performed an impairment analysis on the ValidSoft assets and concluded that no impairment was needed.

	Average
	Estimated
	Useful	December 31,	December 31,
Assets Held for Sale	Lives	2015	2014
Property & Equipment
Furniture and fixtures	5	$29,605	$32,831
Computer, communication and network equipment	3 – 10	63,216	58,652
Software	5	2,255,695	1,724,243
Automobiles	5	-	-
Construction in progress for internal use software		395,585	646,869
		2,744,101	2,462,595

Less: accumulated depreciation		(772,799)	(495,019)
Total property and equipment		$1,971,302	$1,967,576

Intangible Assets
IP and Technology	3 – 10	12,930,083	14,344,604

Less: accumulated amortization		(10,336,413)	(9,973,063)
Total intangible Assets		$2,593,670	$4,371,541

Total Assets Held for Sale
Property & Equipment and Intangible Assets		15,674,184	16,807,199
Less: accumulated depreciation and amortization		(11,109,212)	(10,468,082)
Total Assets Held for Sale		$4,564,972	$6,339,117

Note 9. Goodwill

The carrying value of the Company’s goodwill as of December 31, 2015 and as of December 31, 2014 was as follows:

Goodwill	December 31, 2015	December 31, 2014
Goodwill ValidSoft Ltd	$2,659,866	$2,964,423
Goodwill Morodo Ltd.	177,155	197,440
Goodwill Telnicity	190,401	190,401
Total	$3,027,422	$3,352,264

The decrease in the carrying value of goodwill related to ValidSoft and Morodo in 2015, compared to 2014, is because the goodwill is recorded in its functional currency which is the Euro, while our reporting currency is the US dollar. There has been a significant decline in the value of the Euro compared to the US dollar.

The Company assesses goodwill for impairment during the fourth quarter of each year, or sooner should there be an indicator of impairment. The Company periodically analyzes whether any such indicators of impairment exists. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. After considering qualitative factors including the Company’s market capitalization and the Company’s previously announced outlook for 2015, it concluded that, for the fourth quarter of 2015, a goodwill impairment test was required. In performing the first step of the two-step goodwill impairment test, the Company determined that the fair value of the Company as a single reporting unit, measured by the Company’s market capitalization, exceeded the carrying value by a significant amount indicating no impairment was necessary.

Note 10. Accounts payable and Customer Deposits

As of December 31, 2015 and December 31, 2014, the accounts payable and customer deposits are accrued expenses were comprised of the following:

	December 31, 2015	December 31, 2014
Accounts payable	$2,574,425	$1,795,240
Customer deposits	65,438	60,774
Total Accounts payable and Customer Deposits	$2,639,863	$1,856,014

The customer deposits relate to Dutch MVNOs, who must provide a deposit as a guarantee. The deposit is returnable upon termination of the relationship.

Note 11. Deferred Revenue

Because the Company recognizes revenue upon performance of services, deferred revenue represents amounts received from the customers for which either delivery has not occurred or against future sales of services. As of December 31, 2015, the balance of short term deferred revenue was $1,259,545 and long term portion was $1,066,687, totaling $2,326,232. For the corresponding period in 2014, the short term deferred revenue balance was $8,813,385 and the long term portion was $2,434,257, totaling $11,247,642.

Note 12. Accrued Expenses

As of December 31, 2015 and December 31, 2014, the accrued expenses were comprised of the following:

	December 31, 2015	December 31, 2014
Accrued Selling, General & Administrative expenses	$3,648,920	$1,863,020
Accrued cost of service	297,370	291,553
Accrued taxes (including VAT)	708,002	570,616
Accrued interest payable	199,104	1,184,418
Other accrued expenses	178,316	152,045
Total accrued expenses	$5,031,712	$4,061,652

Accrued taxes include income taxes payable as of December 31, 2015 amounting to $6,290. See Note 24 of the Financial Statements for more information.

Accrued Selling, General and Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing & sales expenses, and office related expenses.

Note 13. 9% Unsecured Subordinated Convertible Promissory Note

On December 18, 2015, Elephant Talk Communications Corp. consummated a closing (“Initial Closing”) and on December 31, 2015 the Company consummated a second closing of its private placement offering (the “Offering”) of Units (as defined below) to “accredited investors” (as defined in Rule 501(a) of the Securities Act of 1933, as amended, the “Securities Act”) (“Investors”). The Initial Closing is part of a “best efforts” private placement offering of up to $4,200,000 (the “Maximum Amount”) consisting of up to 140 units (the “Units”), each Unit consisting of: (i) one 9% unsecured subordinated convertible promissory note in the principal amount of $30,000 (each a “Note” and collectively the “Notes”), which is convertible into shares (the “Note Shares”) of Common Stock of the Company, $.00001 par value, (the “Common Stock”) at the option of the holder at a conversion price of $.30 per share, subject to certain exceptions; and (ii) a five-year warrant (each a “Warrant” and collectively, the “Warrants”) to purchase one hundred thousand (100,000) shares of Common Stock (the “Warrant Shares”) at an exercise price of $.45 per share, subject to certain exceptions.

The Units were offered and sold pursuant to an exemption from registration under Section 4(2) and Regulation D of the Securities Act. During 2015, the Company sold an aggregate of $1,275,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 4,250,000 shares of Common Stock.

The Warrants entitle the holders to purchase shares of Common Stock reserved for issuance thereunder for a period of five years from the date of issuance and contain certain anti-dilution rights on terms specified in the Warrants. The Note Shares and Warrant Shares will be subject to full ratchet anti-dilution protection for the first 24 months following the issuance date and weighted average anti-dilution protection for the 12 months period after the first 24 months following the issuance date.

The Company is obligated to file a registration statement registering the Note Shares and Warrant Shares within 45 days of the final closing of the Offering.

In connection with the Private Placement Offering, the Company retained a registered FINRA broker dealer (the “Placement Agent”) to act as the placement agent. For acting as the placement agent, we agreed to pay the Placement Agent, subject to certain exceptions: (i) a cash fee equal to seven percent (7%) of the aggregate gross proceeds raised by the Placement Agent in the Offering, (ii) a non-accountable expense allowance of up to one percent (1%) of the aggregate gross proceeds raised by the Placement Agent in the Offering, and (iii) at the final Closing one five-year warrant to purchase such number of shares equal to 7% of the shares underlying the Notes sold in this Offering at an exercise price of $.30 and one five-year warrant to purchase such number of shares equal to 7% of the shares underlying the Warrants sold in this Offering at an exercise price of $.45.

At the Initial Closing, the Company received net proceeds of $768,700 after payment of commission of $73,600 to the Placement Agent and expenses of $77,700. The second closing resulted in a net proceed of $272,425 after payment of commission $28,400 to the Placement Agent and expenses of $54,175. The net proceeds of the second closing which took place on December 31, 2015 were received from the escrow agent on January 4, 2016. The Company intends to use the net proceeds from the Offering primarily for working capital.

The value of the warrants and the conversion feature to the investors and the Placement Agent cash fees and warrants have been capitalized and off set against the liability for the Notes. By doing this the Company followed the new ASU 2015-03 guidelines to also offset the debt issuance costs against the liability of the convertible notes. This resulted in a total debt discount of $849,660 and $193,375 of financing costs incurred in connection with the offering. The debt discount and debt issuance costs will be amortized over the term of the Notes using the effective interest method.

Breakdown of the 9% Unsecured Subordinated Convertible Promissory Note

	1st Closing	2nd Closing	Total	Total Amortizations	Net Liability
Convertible Note Principal Amount	$(920,000)	$(355,000)	$(1,275,000)	$-	$(1,275,000)
Debt Discounts & Financing Costs
Investor Warrants	$382,260	$164,685	$546,945	$(3,396)	$543,549
Conversion Feature value	143,091	72,503	215,594	(1,435)	214,159
7% Agent Warrants(@$0.30)	34,262	14,574	48,836	(374)	48,462
7% Agent Warrants(@$0.45)	26,758	11,528	38,286	(157)	38,129
Financing Costs	151,300	42,075	193,375	(1,503)	191,872
	$(182,329)	$(49,635)	$(231,964)	$(6,865)	$(238,829)

Note 14. Warrant and Conversion Feature Liabilities

The Units (one unit = $30,000) offered and sold with the Offering included the issuance of 100,000 warrants for each unit with an exercise price of $0.45. The anti-dilution protection provision in the warrant agreement require the Company to record these instruments as derivative liabilities at fair value at the initial closings and subsequent revaluations at quarterly endings.

	1st Closing	2nd Closing	Total
Warrants & Conversion Feature
Convertible Note	3,066,667	1,183,333	4,250,000
Investor Warrants	3,066,667	1,183,333	4,250,000
7% Agent Warrants(@$0.30)	214,667	82,833	297,500
7% Agent Warrants(@$0.45)	214,667	82,833	297,500
Total Underlying share commitment	6,562,668	2,532,332	9,095,000

Fair Market Value Warrants & Conversion Feature	Initial FMV at closing(s)	Value as of December 31, 2015
FMV Conversion Feature	$215,594	$260,398

Investor Warrants	546,945	591,473
7% Agent Warrants(@$0.30)	48,836	52,344
7% Agent Warrants(@$0.45)	38,286	41,403
FMV Warrant Liabilities	$634,067	$685,220

Note 15. The 2014 10% Term Loan Agreement

The following table shows the composition of the 2014 10% 3rd Term Loan Agreement as shown in the Consolidated Balance Sheets:

	December 31, 2015	December 31, 2014

2014 Libor +11% +10% 3rd Party Loan (principal amount)	$6,500,000	$12,000,000
Less:
Deferred Financing Costs	(343,130)	(682,878)
Debt Discount - Original Issue Discount	(132,567)	(365,231)
Debt Discount - Warrants	(501,202)	(433,663)
Deferred Exit Fee	57,176	-
	$5,580,277	$10,518,228

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

The Original Issue Discount (‘OID”) in the contract amounted to $380,000, and will be amortized over the life of the agreement. The balance of the OID as of December 31, 2015 is $132,567 compared to a balance on December 31, 2014 of $365,231. Besides the normal monthly amortizations a substantial decrease was also the result of the early repayment of part of the facility and the subsequent accelerated amortization of outstanding debt discounts.

The initial 1,157,895 warrants (the Corbin warrants) valued at $451,146 and the additional warrants valued at $452,629 issued as part of the terms at the first amendment were accounted for as equity, the combined value has been accounted for as debt discount and will be amortized during the life of the Credit Facility. The balance of the unamortized debt discount on warrants as of December 31, 2015 is $501,202 compared to a balance on December 31, 2014 of $433,663. The increase is mainly caused by the increase of the outstanding warrants due the Amendment dated with a value of $452,629 which was partly compensated by the accelerated amortization due to the partial repayment.

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

As of the third quarter of 2015 the Company is in breach of certain covenants under the amended credit agreement and is therefore in default of the credit agreement. The Company has been in discussions with Atalaya/Corbin Capital since the fourth quarter of 2015 to try and find a resolution. See Note 2 Financial Condition.

Note 16. Registered Direct Offering and Warrant Liabilities

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

The current portion of the Capital Leases of $310,403 as of December 31, 2015 is included in Current Liabilities “Obligations under capital leases (current part)” in the accompanying balance sheet and the long term portion of $5,621 is reported as “Non-current portion of obligations under capital lease” as of December 31, 2015. Accrued interest is included in ‘Accrued expenses’ in the balance sheet. Depreciation of assets recorded under the capital leases is included in depreciation expense.

The following is an analysis of the property & equipment acquired under capital leases, recorded in the Property & Equipment line item by major classes:

	December 31,	December 31,
	2015	2014
Network equipment	$-	$1,449,343
Software licenses	867,663	1,611,507
Other	191,159	134,326
Total	1,058,822	3,195,176
Less: accumulated depreciation and amortization	(495,888)	(527,841)
Total	$562,934	$2,667,335

Note 18. Other long term payable

Other long term payable is summarized as follows:

December 31,
2015
Arrangement with creditor	$317,222
Less:
Short-term portion (recorded in Accrued Expenses and Other Payables)	(56,932)
Total	$260,290

During the fourth quarter of 2014, the Company reached an agreement with regulatory authorities regarding a debt for telecom license fees from 2013. A total amount of $445,257 as of December 31, 2014 will be paid in 72 monthly installments, starting on February 28, 2015. As of December 31, 2015 the outstanding long term portion amounted to $260,290.

Note 19. Fair Value Measurements

The following tables summarize fair value measurements by level at December 31, 2015 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$260,398	$260,398
Warrant Liabilities	-	-	685,220	685,220
Total Derivatives Liabilities	$-	$-	$945,618	$945,618

The Company uses the Monte Carlo valuation model to determine the value of the outstanding warrants and conversion feature from the “Offering” with its initial closing at December 18, 2015 and second closing at December 31, 2015 also discussed in Note 13 under the title “9% Unsecured Subordinated Convertible Promissory Note”. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert.

The following table summarizes fair value measurements by level at December 31, 2014 for financial assets and liabilities measured at fair value on a recurring basis:

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

Liquidity Event

We estimate the expected liquidity event giving consideration to the expectation of sale of assets held for sale and the current substantial reorganization.

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

Note 20. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares Common Stock. The Company had 161,376,387 shares of common stock issued and outstanding as of December 31, 2015, an increase of 6,705,129 shares from December 31, 2014, largely due to the shares issued in connection with the exercise/exchange of the outstanding warrants issued in conjunction with the 2013 Registered Direct Offering and resulted in the issuance of a total of 4,029,738 shares; 8,668 shares were issued to employees as a result of exercised employee stock options; 2,666,723 shares were issued as executive officers and directors compensation.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of December 31, 2015 according to the stock transfer agent’s records are 161,622,287. The difference in number of issued shares recognized by the Company of 161,376,387 amounts to 245,900 and it is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 12,000 treasury shares issued under the former employee benefits plan.

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

During 2015 and 20134, the Company did not issue any shares of Preferred Stock, and 0 shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple funding rounds, acquisitions and other transactions. The warrants outstanding at December 31, 2015 have been recorded and classified as equity, except for 4,250,000 warrants as of December 31, 2015 which the Company has valued and recorded for an amount of $685,220 in the balance sheet for the warrant liabilities issued in connection with the Unsecured Subordinated Convertible Promissory Note Offering described in Note 13 including warrants to be issued to the placement agent. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $0.6235.

On November 17, 2014, pursuant to the terms of the Credit Agreement, the Company issued a warrant to Corbin Mezzanine Fund I, L.P., a Lender (the “Corbin Warrant”), to purchase 1,157,895 shares of the Company’s common stock, par value $0.00001 (the “Common Stock”), exercisable upon issuance, at a price of $0.95 per share. The term of the Corbin Warrant expires on November 17, 2016.

On July 9, 2015, pursuant to the terms of the Amendment, the Company issued two warrants to the Lender (the “Corbin Warrants”), one warrant to purchase two million shares of the Company’s common stock, par value $0.00001 (the “Common Stock”), exercisable upon issuance with an expiration date of 30 months from the closing of the Amendment, at a per share price of $0.02 in excess of the closing bid price as of the date of execution of the Amendment, and another warrant to purchase one million shares of Common Stock exercisable upon issuance with an expiration date of 18 months from the closing of the Amendment, at a per share price of $0.02 in excess of the closing bid price as of the date of execution of the Amendment.

The below table summarizes the warrants outstanding as per the below reporting

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2015	2014
Warrants - Fundraising	$0.380 - $0.95	2015 - 2019	12,907,895	29,610,206
Warrants - Other	$2.21	2016	18,659	18,659
			12,926,554	29,628,865

Note 21.  Non-controlling Interest

The Company had non-controlling interests in several of its subsidiaries. The balance of the non-controlling interests as of December 31, 2015 and December 31, 2014 were as follows:

		Non-controlling interest Balance at
Subsidiary	Non-controlling Interest %	December 31, 2015	December 31, 2014

ETC PRS UK	49%	$8,882	$9,321
Total		$8,882	$9,321

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

The diluted share base for fiscal 2015 and 2014 excludes incremental shares related to convertible debt, warrants to purchase Common Stock and employee stock options as follows:

Dilutive Securities	2015	2014
Convertible Notes	4,250,000	-
Warrants	12,926,554	29,628,865
Employee Stock Options	35,864,077	40,056,080
	53,040,631	69,684,945

These shares were excluded due to their anti-dilutive effect on the loss per share recorded in each of the years presented. Except for shares pending to be issued due to compensation in lieu of cash and a certain warrant exercise, no additional securities were outstanding that could potentially dilute basic earnings per share.

Note 23.  Option Compensation Plan and 2008 Long Term Incentive Compensation Plan

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

During 2015, 2,675,391 shares were issued under the 2008 Plan, of which 2,666,723 as non-cash compensation granted to senior staff, management and board members for services during the fourth quarter of 2014 and the first, second and third quarter of 2015, an additional 8,668 shares were issued under the plan as a result of employee option exercises.

Reconciliation of registered and available shares and/or options as of December 31, 2015:

	Full Year 2015	Total

Registered 2008	-	5,000,000
Registered 2011	-	18,000,000
Approved increase 2013	-	23,000,000
Approved increase 2014	-	10,000,000
Total Registered under this plan		56,000,000
Shares (issued to):
Consultants	-	325,000
Directors and Officers	2,666,723	4,292,754
Options exercised	8,668	2,382,110
Options (movements):
Issued and Outstanding		35,864,077
Available for grant at December 31, 2015:		13,136,059

Common Stock purchase options consisted of the following as of the years ended December 31, 2015, 2014:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2013	34,479,773	$1.47	$27,784,973
Granted in 2014	8,251,685	$1.21	$5,187,826
Exercised (with delivery of shares)	(621,638)	$0.75	$(195,803)
Forfeitures (Pre-vesting)	(975,649)	$1.54	$(872,761)
Expirations (Post-vesting)	(1,078,091)	$1.94	$(1,166,981)
Exchanged for Cashless exercise	-	$-	$-
Outstanding as of December 31, 2014	40,056,080	$1.32	$30,737,254
Granted in 2015	15,329,642	$0.57	$4,635,518
Exercised (with delivery of shares)	(8,668)	$0.68	$(2,451)
Forfeitures (Pre-vesting)	(13,195,616)	$1.05	$(9,425,694)
Expirations (Post-vesting)	(6,317,361)	$1.74	$(4,730,900)
Exchanged for Cashless exercise	-	$-	$-
Outstanding as of December 31, 2015	35,864,077	$1.15	$21,213,727

In 2015, options awarded had a weighted average exercise price of $0.57. The grant date fair market value of these options, in the aggregate, was $4,635,518.

The weighted average assumptions used for the options granted in 2015 using the Black-Scholes options model are: expected cumulative volatility of 160% based on calculated annual volatility of 81%, contractual life of 4.4 years, expected option life of 4.0 years (using the simplified method) and a Risk Free Interest Rate of 1.35%. The expected dividend yield is zero.

Following is a summary of the status and assumptions used of options outstanding as of the years ended December 31, 2015, and 2014:

	Twelve months period ending
	December 2015	December 2014
Grants
During the year	15,329,642	8,251,685
Weighted Average Annual Volatility	81%	86%
Weighted Average Cumulative Volatility	160%	150%
Weighted Average Contractual Life of grants (Years)	4.42	4.33
Weighted Average Expected Life of grants (Years)	3.97	3.28
Weighted Average Risk Free Interest Rate	1.3513%	0.9332%
Dividend yield	0.0000%	0.0000%
Weighted Average Fair Value at Grant-date	$0.302	$0.656

Options Outstanding
Total Options Outstanding	35,864,077	40,056,080
Weighted Average Remaining Contractual Life (Years)	2.83	3.71
Weighted Average Remaining Expected Life (Years)	2.31	3.01
Weighted Average Exercise Price	$1.15	$1.39
Aggregate Intrinsic Value (all options)	$(31,501,167)	$(23,046,653)
Aggregate Intrinsic Value (only in-the-money options)	$52,500	$1,342,659

Options Exercisable
Total Options Exercisable	21,661,426	22,856,509
Weighted Average Exercise Price	$1.47	$1.58
Weighted Average Remaining Contractual Life (Years)	1.93	2.74
Aggregate Intrinsic Value (all options)	$(25,956,834)	$(17,120,707)
Aggregate Intrinsic Value (only in-the-money options)	$-	$581,485

Unvested Options
Total Unvested Options	14,202,651	17,199,571
Weighted Average Exercise Price	$0.66	$1.18
Forfeiture rate used for this period ending (staff only)	16.260%	11.764%

Options expected to vest
Number of options expected to vest corrected by forfeiture	12,451,193	16,446,707
Unrecognized stock-based compensation expense	$3,636,518	$9,655,125
Weighting Average remaining contract life (Years)	4.26	5.12

Exercises
Total shares delivered/issued	8,668	621,638
Weighted Average Exercise Price	$0.68	$0.75
Intrinsic Value of Options Exercised	$1,052	$288,144

At December 31, 2015 the unrecognized expense portion of share-based awards granted to employees under the 2008 Plan was approximately $3,636,515, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate was adjusted from 11.8% as per closing December 2014 to 16,3% as per closing December 2015 and the corresponding profit and loss effect has been accounted for in 2015.

Share-Based Compensation Expense

The Company recorded for the year ended December 31, 2015, $3,481,907 of share-based compensation, of which $3,368,782 relate to the 2008 Plan and $113,125 relates to the expensing of shares issued as restricted securities as defined in Rule 144 of the Securities Act and not issued under the 2008 Plan. For the comparable period in 2014 the expensing was in total $3,888,275, $3,744,437 for shares issued under the 2008 Plan and $143,838 for expensing of the issuance of restricted shares under the Rule 144 of the Securities Act. In case of grant of options, the Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant and subsequent expensing until the moment of vesting. The main reason for the twelve month increase for the section Directors and Officers is caused by the agreement of the former management to participation in the non-cash plan in order to save cash, the issuance of stock options when hiring of new management and the issuance of stock options to one of the former management members. The main reason for the decrease of expensing for employees is caused by the fact that due to the low share price, the fair market value of options granted in 2015 were far less than options granted in previous years, also employees had been granted with certain company performance related options which were not met and subsequently didn’t vest, in the past employee options didn’t carry such conditional vesting clause. Finally, due to the reorganization and termination of contracts, expensing of non-vested options have been reversed and accounted in the P&L in 2015. During 2014, the number of restricted shares issued to a non-affiliate consultancy firm under the Rule 144 amounted to 300,000 and were valued at issuance for an amount of $271,350 and will be recognized as an expense in the Consolidated Statement of Comprehensive Loss in the line “Selling, general and administrative expenses” during the 36 months when the Company receives the services. As of December 31, 2015, $113,125 has been recognized in the Consolidated Statement of Comprehensive Loss.

Share-based Compensation Expense

	Twelve	Twelve
	months ended	months ended
Stock-Based Compensation Expense	December 31, 2015	December 31, 2014
Consultancy services	$113,125	$143,838
Directors and Officers (shares and options)	2,266,704	315,830
Employees (shares and options)	1,102,079	3,428,607
Total	$3,481,908	$3,888,275

Note 24.  Income taxes

For financial statement purposes, loss before the income tax provision is divided amongst the following;

	2015	2014
Domestic	$(6,939,848)	$(9,725,694)
Foreign	1,916,388	(11,919,292)
Total loss before income tax provision	$(5,023,460)	$(21,644,986)

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary between none (zero) and 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred taxes to zero. The Company’s 2015 benefit for income taxes of $17,225 relates to the partial reversal of an allowance previously made.

In the ordinary course of business the Company is subject to tax examinations in the jurisdictions in which it files tax returns. The Company’s statute of limitations for tax examinations is four years for federal and state purposes and four to six years in the major foreign jurisdictions in which the company files.

Income tax (benefit)/expense for each year is summarized as follows:

	December 31, 2015	December 31, 2014
Current:
Federal	$-	$-
State	-	-
Foreign	(17,225)	216,931
	(17,225)	216,931
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Income tax (benefit)/ expense	$(17,225)	$216,931

The following is a reconciliation of the provision for income taxes at the US federal statutory rate (34%) to the foreign income tax rate for the years ended:

	December 31, 2015	December 31, 2014
Tax expense (credit) at statutory rate federal	34%	34%
State tax expense net of federal tax	-	-
Foreign income tax rate difference	(7)%	(7)%
Change in valuation allowance	(29,8)%	(25.5)%
Other	0%	0%
Income tax (benefit)/ expense	$(2.8)%	(1.5)%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2015	2014
Deferred tax assets:
Net Operating Losses	$41,191,934	$39,804,723
Total gross deferred tax assets	41,191,934	39,804,723
Less: valuation allowance	(41,191,934)	(39,804,723)
Net deferred tax assets	$-	$-

As of December 31, 2015 and 2014, the Company had significant net operating losses carryforwards of approximately $157 million and $155 million, respectively. The deferred tax assets have been offset by a full valuation allowance in 2015 and 2014 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances, if any, will be recognized through earnings.

As of December 31, 2015 and 2014, the Company’s US based subsidiaries had net federal and state operating loss carryforwards of approximately $45 million and $42 million, respectively. Federal and state net operating loss carry forwards in the US start to expire in 2018. At December 31, 2015 the net operating loss carryforwards for foreign countries amounts to approximately $112 million. Losses in material foreign jurisdictions will begin to expire in 2015.

Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carry forward could be restricted.

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. As of December 31, 2015 and 2014, the Company accrued an ASC 740-10 tax reserve of $0 and $0, respectively, for uncertain tax (benefits)/liability including interest and penalties.

The Company does not currently anticipate recording any amount for unrecognized tax benefits within the next 12 months.

Note 25.  Contingencies

Rescission of the Purchase Agreement of March 31, 2004 of New Times Navigation Limited.

As previously described in the Company´s 2004 Annual Report on Form 10-K filed with the SEC on April 1, 2005, on May 24, 2004, the Company issued 5,100,000 shares of restricted Common Stock to four stockholders of New Times Navigation Limited (“New Times”), valued at $683,400 (the “2004 Purchase Transaction”). On December 10, 2004, New Times and the Company mutually agreed to terminate the 2004 Purchase Transaction. The Company returned the shares that were delivered to New Times to the Company´s shareholders and received back 90,100 of the 204,000 shares of its Common Stock that were issued under the 2004 Purchase Transaction. In addition, the Company had issued 37 unsecured convertible promissory notes for a total amount of $3,600,000 as part of the 2004 Purchase Transaction. At the Company´s request, 21 of the unsecured convertible promissory notes were returned to the Company for a total value of $2,040,000. On April 28, 2006, the Company instituted proceedings to seek relief from the High Court of the Hong Kong Special Administrative Region against the holders of the unreturned shares to return the remaining 113,900 common shares (valued at $381,565) and the remaining 18 unsecured convertible promissory notes, representing a total amount of $1,740,000, and to rescind the purchase agreement underlying the 2004 Purchase Transaction. Since the inception of the proceedings, the parties have undertaken discovery efforts in order to resolve this matter, which have included long periods of inactivity in the process. The outcome of this proceeding and the amount of any potential recovery, if any, cannot be predicted. Considering the significant costs associated with the proceeding and the inherent uncertainty in the outcome of the proceeding and the potential recovery, if any, management concluded that it is in the best interest of the Company not to pursue the matter further to avoid incurring additional fees and expenses.

Telnicity litigation.

On January 8, 2013, Elephant Talk North America Corp. and Elephant Talk Communications Corp. entered into an Asset Purchase Agreement (“APA”) with Telnicity LLC and its members, which was amended on March 18, 2013. The consideration for the assets is one million shares of the Company’s common stock (the “Shares”). As of December 31, 2015, it is the Company’s position that the condition to release the shares from escrow to the sellers of Telnicity has not been satisfied because Telnicity did not deliver all the required closing documents/assets as it was required to do under the APA. It is also the Company’s position that some of the Principals of Telnicity are in breach of certain representations and warranties given in the APA.

On September 3, 2014 the Company informed Telnicity and its members/principals, by registered letter, of its position that due to the breaches of the APA by Telnicity and its members/principals, the Company is no longer bound to deliver the Shares to the sellers.

The certificate for the Shares was issued in 2013 in the name of Telnicity and is included in the number of outstanding shares as of the date hereof. The certificate is held in escrow with Ellenoff Grossman and Schole LLP (“EG&S”), our securities lawyers and US Counsel.

An action Telnicity LLC v. Elephant Talk North America Corp., and Elephant Talk Communications Corp., No. CV-2015-989 (the “OK Action”), was filed on June 5, 2015 in the state courts of Oklahoma. The Company has filed an action in the New York State Supreme Court, New York County, captioned Elephant Talk Communications Co. and Elephant Talk North America v. Telnicity LLC, Index No. 651601/2015 (the “NY Action). The original petition filed in Oklahoma was dismissed based upon a forum clause requiring litigation in New York. On October 26, 2015, Telnicity filed an amended petition in Oklahoma seeking money damages in the amount of ten million dollars for breach of contract and fraud, plus interest, costs and attorney’s fees. The Company has moved to dismiss the OK Action in favor of the NY Action on jurisdictional grounds. That motion to dismiss the amended petition is currently pending before the OK court. The Company believes that the OK Action is without merit and intends to vigorously defend against it.

The NY Action alleges breach of contract against Telnicity LLC and seeks money damages in the amount of two million dollars, plus interest, costs, and attorneys’ fees. Telnicity’s counsel in the NY Action moved to dismiss the NY Action, which the Company opposed. On December 10, 2015, the NY Court denied the motion to dismiss and stayed further proceedings pending the decision of the OK court regarding dismissal of the OK Action. A status conference in the NY Action has been set for April 5, 2016.

Once the jurisdictional litigation is resolved, the substantive dispute will be litigated.

Other.

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Note 26. Geographic Information

Twelve months ended December 31, 2015

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$13,034,020	$17,981,433	$31,015,453
Identifiable assets	$22,269,243	$3,123,143	$25,392,386

Twelve months ended December 31, 2014

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers (restated)	$13,490,366	$6,866,081	$20,356,447
Identifiable assets	$36,867,194	$7,370,926	$44,238,120

Note 25. Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized as follows:

For the year ended December 31, 2015, the Company had two customers that accounted for 50% and 33% of total revenue. For the year ended December 31, 2014, the Company had two customers that accounted for 50% and 25% of total revenue.

The Company had two customer that accounted for 60% and 25% respectively of accounts receivable and unbilled revenue.

Note 27. Related Party Transactions

There were no related party transactions in 2015.

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

Note 28. Subsequent Events

Status of the potential sale of ValidSoft

On February 18, 2016, the Company and Cross River Initiatives LLC (“CRI”) entered into a binding letter agreement (the “Agreement”) for the sale of the Company’s wholly owned subsidiaries ValidSoft Ltd and ValidSoft UK Limited (together “ValidSoft”) an aggregate purchase price (the “Purchase Price”) of $12.5 million (the “Transaction”). Pursuant to the terms of the Agreement, CRI had agreed to wire $8 million (the “Cash Consideration”) to the Company no later than March 21, 2016, and issue a $4 million short-term, secured note in favor of ETAK for the balance of the Purchase Price. On January 19, 2016, ETAK issued a $500,000 promissory note to CRI in consideration for a $500,000 loan and advance payment against CRI’s proposed purchase of ValidSoft (the “$500,000 Advance”). In addition, CRI agreed to use all possible efforts to complete a second advance payment to ETAK of $1.5 million on or before February 29, 2016 (the “$1.5 Million Advance”), which if paid, together with the $500,000 Advance would have reduced the Cash Consideration to $6 million. The Agreement stipulated that the $500,000 Advance would be non-refundable in the event that the Transaction failed to close on or before March 21, 2016; instead the $500,000 Advance would be converted into a 9% unsecured convertible promissory note on terms similar to the notes issued in the Company’s private placement offering previously disclosed in the Company’s Form 8-K filed with the Securities Exchange Commission on December 22, 2015 (the “9% Convertible Notes”). The $1.5 Million Advance was not paid by CRI.

In addition, CRI agreed to assume all actual working capital and general business expenses of ValidSoft in an agreed upon weekly amount of $67,750 (the “Working Capital Payments”) effective February 1, 2016. The Working Capital Payments would likewise be non-refundable in the event that the Transaction failed to close on or before March 21, 2016, with the result that the Working Capital Payments would also be converted into a 9% unsecured convertible promissory note. As part of the Working Capital Payments, CRI agreed to wire a cash payment as soon as practicable from the date of the Agreement in an amount equal to $137,500 (the “Initial Working Capital Payment”) reflecting the period from February 1, 2016 to February 15, 2016. The Company agreed that for a period of time commencing upon the date it received the Initial Working Capital Payment, continuing for such period of time CRI complies with its ongoing Working Capital Payment obligations and terminating on March 21, 2016, CRI had the exclusive right to the purchase of ValidSoft. Additionally, the Company, ValidSoft and CRI agreed that they would negotiate a license to ValidSoft’s Device Trust™ and User Authentication™ solutions, including, in particular, a right to incorporate such technologies into the Company’s mobile telecommunications-cloud platform - including the right to resell such technologies through its platform.

On March 22, 2016, the Company issued a notice of default to CRI with respect to the Agreement, because CRI had failed to pay all of the required Working Capital Payments and because CRI was not able to pay the Cash Consideration. While the Company will not totally foreclose consummating the ValidSoft sale with CRI as originally contemplated, the Company will no longer give preference or exclusivity to CRI.

Accordingly, CRI is in default under the Agreement for failing to close the Transaction by March 21, 2016 and failing to meet the on-going payment of ValidSoft’s working capital expenditures as required by the Agreement. As of March 21, 2016, the Buyer was obligated to pay to the Company working capital payments totaling $481,250 in accordance with the terms of the Agreement. However, CRI has, to date, only paid $200,000 (in two equal tranches, which payments were also not timely in accordance with the Agreement), leaving an overdue amount of $281,250 as at March 21, 2016.

The Company can give no assurances that it will consummate the proposed ValidSoft sale with CRI or any other ValidSoft sale transaction with any other potential acquirer in the future. The Company is evaluating its strategic options regarding ValidSoft, including but not limited to engaging an investment bank.

9% Convertible Note Offering 2015 (closings December 31, 2015 – February 19, 2016)

From December 31, 2015 through February 19, 2016, Elephant Talk Communications Corp. (the “Company”) consummated a series of closings (the “Closings”) of its private placement offering (the “Offering”) of Units (as defined below) to “accredited investors” (“Investors”) for aggregate gross proceeds of $1,367,000. The Closings are part of a “best efforts” private placement offering of up to $4,200,000. The Company sold an aggregate of 45.57 units (the “Units”) for $30,000 per Unit at the Closings. Each Unit consists of: (i) one 9% unsecured subordinated convertible promissory note in the principal amount of $30,000 (each a “Note” and collectively the “Notes”) which is convertible into shares (the “Note Shares”) of common stock of the Company, $.00001 par value (the “Common Stock”), at the option of the holder at a conversion price of $.30 per share, subject to certain exceptions; and (ii) a five-year warrant (each a “Warrant” and collectively, the “Warrants”) to purchase one hundred thousand (100,000) shares of Common Stock (the “Warrant Shares”) at an exercise price of $.45 per share, subject to certain exceptions.

The Warrants entitle the holders to purchase shares of Common Stock reserved for issuance thereunder for a period of five years from the date of issuance and contain certain anti-dilution rights on terms specified in the Warrants. The Note Shares and Warrant Shares will be subject to full ratchet anti-dilution protection for the first 24 months following the issuance date and weighted average anti-dilution protection for the 12 months period after the first 24 months following the issuance date. The Company is also obligated to file a registration statement registering the Note Shares and Warrant Shares within 45 days of the final closing of the Offering.

In connection with the Offering, the Company retained a registered FINRA broker dealer (the “Placement Agent”) to act as the placement agent. For acting as the placement agent, the Company agreed to pay the Placement Agent, subject to certain exceptions: (i) a cash fee equal to seven percent (7%) of the aggregate gross proceeds raised by the Placement Agent in the Offering, (ii) a non-accountable expense allowance of up to one percent (1%) of the aggregate gross proceeds raised by the Placement Agent in the Offering, and (iii) at the final Closing one five-year warrant to purchase such number of shares equal to 7% of the shares underlying the Notes sold in this Offering at an exercise price of $.30 and one five-year warrant to purchase such number of shares equal to 7% of the shares underlying the Warrants sold in this Offering at an exercise price of $.45. At the Closings, the Company paid to the Placement Agent an aggregate of approximately $140,921 for its service as placement agent and for other fees and expenses.

The Units were offered and sold pursuant to an exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act of 1933, as amended.

9% Convertible Note Offering 2015 (closings February 22, 2016 – March 21, 2016)

From February 22, 2016 through March 21, 2016, Elephant Talk Communications Corp. (the “Company”) consummated a series of closings (the “Closings”) of its private placement offering (the “Offering”) of Units (as defined below) to “accredited investors” for aggregate gross proceeds of $1,231,000. The Closings are part of a “best efforts” private placement offering of up to $4,200,000. The Company sold an aggregate of 41 units (the “Units”) for $30,000 per Unit at the Closings. Each Unit consists of: (i) one 9% unsecured subordinated convertible promissory note in the principal amount of $30,000 (each a “Note” and collectively the “Notes”) which is convertible into shares (the “Note Shares”) of common stock of the Company, $.00001 par value (the “Common Stock”), at the option of the holder at a conversion price of $.30 per share, subject to certain exceptions; and (ii) a five-year warrant (each a “Warrant” and collectively, the “Warrants”) to purchase one hundred thousand (100,000) shares of Common Stock (the “Warrant Shares”) at an exercise price of $.30 per share, subject to certain exceptions.

The Company and the Placement Agent (as defined below) agreed to reduce the exercise price of all of the Warrants issued in the Offering from $.45 per share to $.30 per share. Additionally, the Company will pay to each investor that participated in the Offering an amount equal to ten percent (10%) of such investors original investment in cash (the “Cash Payment”); provided, however, the Cash Payment will be made if and only if the sale of the Company’s wholly owned subsidiaries, ValidSoft Ltd and ValidSoft UK Limited is consummated prior to December 31, 2016.

The Warrants entitle the holders to purchase shares of Common Stock reserved for issuance thereunder for a period of five years from the date of issuance and contain certain anti-dilution rights on terms specified in the Warrants. The Note Shares and Warrant Shares will be subject to full ratchet anti-dilution protection for the first 24 months following the issuance date and weighted average anti-dilution protection for the 12 months period after the first 24 months following the issuance date. The Company is also obligated to file a registration statement registering the Note Shares and Warrant Shares within 45 days of the final closing of the Offering.

In connection with the Offering, the Company retained a registered FINRA broker dealer (the “Placement Agent”) to act as the placement agent. For acting as the placement agent, the Company agreed to pay the Placement Agent, subject to certain exceptions: (i) a cash fee equal to seven percent (7%) of the aggregate gross proceeds raised by the Placement Agent in the Offering, (ii) a non-accountable expense allowance of up to one percent (1%) of the aggregate gross proceeds raised by the Placement Agent in the Offering, and (iii) at the final Closing one five-year warrant to purchase such number of shares equal to 7% of the shares underlying the Notes sold in this Offering at an exercise price of $.30 and one five-year warrant to purchase such number of shares equal to 7% of the shares underlying the Warrants sold in this Offering at an exercise price of $.45. At the Closings, the Company paid to the Placement Agent an aggregate of approximately $63,229 for its service as placement agent and for other fees and expenses.

The Units were offered and sold pursuant to an exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act of 1933, as amended.

ValidSoft officer

On January 26, 2016, the Company placed Paul Burmester, as CEO of ValidSoft, on administrative leave pursuant to ValidSoft’s HR procedure. Mr. Burmester indicated that he would appeal the findings and outcome of said HR procedure and submitted his appeal on February 29, 2016. The appeal is due to be heard by the Company on Friday 1, April 2016, after which a final decision about the future of Mr. Burmester’s position in ValidSoft will be made.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2015.

(b)	Management’s Annual Report on Internal Control over Financial Reporting .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting may not prevent or detect misstatements due to its inherent limitations.  Management’s projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Based on the foregoing evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective as of March 31, 2016, Mark Nije, through his management entity, LMI Europe B.V., will resign from the Company as its Chief Financial Officer. The Company has an agreement with Mr. Nije to make monthly cash severance payments for twelve months to LMI Europe B.V. equal to an aggregate of Euro 240,000.

Effective as of March 31, 2016, Alex Vermeulen, through his management entity, Scere Company Italy S.R.I., will resign from the Company as its General Counsel, Secretary and Compliance Officer. The Company has an agreement with Mr. Vermeulen to (i) make monthly cash severance payments for six months to Scere Company Italy S.R.I. equal to an aggregate of Euro 81,000, (ii) grant to Mr. Vermeulen 100,000 restricted shares of the Company’s common stock and (iii) allow 33,333 options which had not yet vested to vest immediately.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

Set forth below are the Company’s Directors and key Executive Officers as at 31 March 2016, together with an overview of their professional experience and expertise.

Name	Age	Position(s) Held	Director Since

Robert H. Turner	67	Executive Chairman of the Board	2015
Robert Skaff (1) (2) (3)	47	Director	2015
Roderick de Greef (1) (2) (3)	55	Director	2015
Yves van Sante (1) (2) (3)	55	Director	2014
Alex Vermeulen	61	General Counsel, Secretary & Compliance Officer	N/A
Mark Nije	53	Chief Financial Officer	N/A
Armin Hessler	54	Chief Operations Officer	N/A

(1)	Currently a member of the Audit and Finance Committee.
(2)	Currently a member of the Nominating and Corporate Governance Committee.
(3)	Currently a member of the Compensation Committee.

Robert H. Turner was appointed Executive Chairman of the Board on 16 November 2015. Mr. Turner has 40 years’ experience, cultivating and growing “all stage” global software, telecom and tech companies. He emphasizes strategy, sales, organizational leadership, and fundamental financial results and leads with a culture that passionately serves the needs of valued constituents, while sustaining growth. Mr. Turner launched his career at AT&T, where he rose to serve at the highest ranks in a broad spectrum of international, start-up, and corporate firms, including (selected highlights): NeoNova Network Services, Inc.; Pac West; Telecom, Inc.; Panterra Networks; PTT Telecom Netherlands, US Inc. (now KPN); and BellSouth Communications, Inc. (now AT&T). Mr. Turner is also an advisory board member of The Capital Angels, affiliated with SC Angel Network. Mr. Turner earned a Bachelor of Science degree and a Master of Business Administration from the University of South Carolina, where he was presented with a Distinguished Alumni award in 2010. Mr. Turner is Guest Lecturer in the Darla Moore School of Business Professional MBA program

Robert Skaff has been a director since 16 December 2015. Mr. Skaff is the founder of DiNotte Lighting Hampton which has developed world-class OEM and recreational lighting products since 2005 and currently serves as a consultant for various manufacturing companies. Mr. Skaff was previously the president of ID Control, a manufacturer of patented mobile video equipment for police vehicles and served as Vice President for Decatur Electronics. Mr Skaff was a principal and director of Management Information Systems at Johnson and Johnston Associates which was later acquired by Gould Electronics, a subsidiary of Japan Energy.

Roderick de Greef has been a director since September 23, 2015. He previously served as a director of the Company from January 2008 to October 2011. Mr. de Greef (1961) is interim Chief Financial Officer of BioLife Solutions, Inc, a publicly listed biotechnology company. He has over 25 years of public company CFO experience with companies such as Cardiac Science, BioLife Solutions, Inc., and Cambridge Heart, Inc. Mr. de Greef has been extensively involved in numerous financing transactions and several domestic international M&A transactions. Mr. de Greef has also been member of the board of directors of several public and private companies over the past 15 years, including Endologix, Inc. He was a member of the Board and Chairman of the Audit Committee of Elephant Talk Communications, Inc., from 2008 to 2011. Mr. de Greef received a BA in Economics and International Relations from San Francisco State University and an MBA from the University of Oregon.

Yves van Sante has been a director since 1 June 2014. From July 2011 to May 2014, Mr. van Sante was a board observer for our Company, following his service on our Board of Directors from October 2006 to July 2011. Mr van Sante (1960) studied Marketing, Communication and Commercial Management. He started his career in 1982 as an advisor at United Brokers and became sales manager for Brinkers International, the market leader in refining oil for the food industry, a year later. From 1987 until 1993 he served as Sales and Marketing manager Central Europe at 3C Communications in Luxemburg, where he launched Credit Card Telephony across Europe. Following this position, he became a business unit manager Public Telephony at Belgacom, the Belgium incumbent, where he managed a department of 650 employees and a € 40 million business. In 1994, together with Steven van der Velden, Yves van Sante co-founded InTouch Telecom. As its managing director he was responsible for business development, sales and marketing. In 1999, when achieving a turnover of € 25 million and having grown to 125 staff, InTouch was sold to GTS, a pan European Telecom operator. Mr. van Sante became vice-president Business Services with GTS in London, where he consolidated acquisitions and turned the voice Telco around into an IP operator. In 2000 he became Managing Director of Eport, a call centre owned by the Port of Ostend. After six months Eport was sold to the Dutch call-centre Call-IT, and Mr. van Sante became advisor to its Management Board. In 2002 he founded Q.A.T. Investments. Concurrently, he has held various Management and Board functions in companies in the QAT portfolio. Mr. van Sante is a member of De Warande and member of the Board of Directors of Festival of Flanders

Alex Vermeulen In 2006, Mr. Vermeulen started working for the Company as a consultant and, in 2007, he joined us full time as General Counsel. Mr. Vermeulen worked for twenty years as a manager of ING, one of Europe’s leading financial groups. He served amongst others as General Manager in the Caribbean area and General Manager Postbank Insurances, a leading direct underwriter in the Netherlands. In Italy, he was responsible for all the life insurance activities of ING and was a director of various ING entities, including the fund investment company, ING Investment Management Italia S.G.R., S.p.A. In 2003, Mr. Vermeulen started his own consulting company in Italy, initially with advisory services in the life insurance market and broadening later on to other sectors. Mr. Vermeulen holds a Master’s degree in Law from Leiden University, the Netherlands.

Mark Nije was appointed Chief Financial Officer of the Company on December 15, 2008 after being General Manager for Europe for Benoit Telecom Group between 2004 through January 2007. Mr. Nije has experience in finance, project management, business development, investment management, logistics and telecommunications. Mr. Nije started as project manager and management consultant for Tebodin Consulting Engineers and Reitsma & Wertheim M&A specialists, in the Netherlands. In 1990, he co-founded Logistic Management International NV (LMI), an international cargo transportation and airport handling company at the airport of Curacao, in the Netherlands Antilles. During those years, he served as a board member and vice-chairman of the Curacao Exporters Association. From 2000 to 2002, Mr. Nije was co-founder and director of PickYourGifts BV, an internet start-up. In 2003, he became partner of Q.A.T. Investments SA, the Luxemburg venture capital fund, where he has been active as an investment manager and board member in various ICT related ventures of Q.A.T. Currently, he is member of the Dutch Association of CEOs and Directors (NCD). Mr. Nije earned his Master’s Degree in Business Administration from the Rotterdam School of Management, Erasmus University, the Netherlands, and a Bachelor of Science Degree in Building Construction Management from the University of Reading, United Kingdom.

Armin Hessler was appointed from April 1, 2015, to serve as Co-President of Mobile Platform Activities and in December 2015 was promoted to Chief Operations Officer. Dr. Armin G. Hessler (1962) headed Vodafone's Global Data Center Management, Service Excellence and Enterprise IT, Strategy & Innovation. Before that he was Director IT Operations & IT Customer Services and Director Global Web Enablement at Vodafone. Prior to that Mr. Hessler served Terenci AG (Mobile b2b Solutions), Mannesmann AG (Director International Projects), AT&T-Unisource NV (Director Operations). He also served Telefónica de España (Spain) and was Associate Professor (University of Technology Aachen, Germany). Armin holds various university degrees, studied/served at the University of Technology Aachen, Universidad de Barcelona and as "Visiting Doctoral Fellow" at the Wharton School of Business.

None of our directors or executive officers has been involved in any legal proceeding enumerated in Regulation S-K Item 401 within the time periods described in that regulation.

CORPORATE GOVERNANCE

Board Committees

Our Board of Directors has established three standing committees: (1) Audit and Finance, (2) Nominating and Corporate Governance, and (3) Compensation.

All committees operate under a charter that has been approved by the Board of Directors and which is available on our website, www.elephanttalk.com.

Audit and Finance Committee

Our Board of Directors has an Audit and Finance Committee, abbreviated to Audit Committee, composed of Messrs. de Greef (Chairman and member since September 23, 2015), Skaff (member since February 18, 2016) and Van Sante (member since February 18, 2016). Before December 16, 2015, the Audit Committee was composed of Messrs. Mr. De Greef, Mr. Ros, Mr. Stevens and Mr. Bustillo. The Audit and Finance Committee met seven (7) times during 2015. Each of the then-current members was present at all of the Audit and Finance Committee meetings held during 2015.

The Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit and Finance Committee has a charter (which is reviewed annually) and performs several functions. The Audit and Finance Committee:

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee, abbreviated to Nominating Committee, presently composed of Messrs. Van Sante (Chairman. Member since December 16, 2015), de Greef (member since September 23, 2015) and Skaff (member since December 16, 2015). Before December 16, 2015, the Nominating Committee was composed of Messrs. Bustillo, Stevens, De Greef and Ros. The Nominating Committee met twice (2) during 2015. Each of the then-current members was present at all of the Nominating Committee meetings held during 2015.

The Nominating Committee is charged with the responsibility of reviewing our corporate governance policies and with presenting new potential director-nominees to the Board of Directors for consideration. The Nominating Committee has a charter which is reviewed annually. All members of the Nominating Committee are independent directors as defined by the rules of the NYSE MKT. The Nominating Committee will consider director nominees recommended by stockholders. To recommend a nominee, please write to the Nominating and Corporate Governance Committee, c/o the General Counsel, Elephant Talk Communications Corp., 100 Park Avenue, Suite 1600, New York City, NY 10017, USA. The Nominating Committee will assess all director nominees using the same criteria it applies generally, described in this Form 10-K under the heading “Director and Officer Qualifications.” During 2015, we did not pay any fees to any third parties to assist in the identification of nominees.

Compensation Committee

Our Board of Directors also has a Compensation Committee composed of Messrs. Skaff (Chairman), de Greef and Van Sante. Before December 16, 2015, the Compensation Committee was composed of Messrs. Bustillo, Stevens, De Greef and Ros. The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as Company benefit and insurance plans. The Compensation Committee met six (6) times during 2015 and acted by Unanimous Written Consent three (3) times in 2015. Each of the then-committee members was present at all of the Compensation Committee meetings held during 2015.

The Compensation Committee has the authority to directly engage, at the Company’s expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2015, the Compensation Committee did not engage any such compensation consultants or advisers.

Director and Officer Qualifications

We have not formally established any specific, minimum qualifications that must be met by each of our officers or directors or specific qualities or skills that are necessary for one or more of our officers or members of the Board of Directors to possess. However, our Nominating Committee generally evaluates and recommends candidates with a focus on the following qualities: educational background, diversity of professional experience, knowledge of our industry and business, integrity, professional reputation, independence, wisdom and ability to represent the best interests of our stockholders and other stakeholders.

Our Board of Directors and officers are composed of a diverse group of leaders. In their prior positions they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management and leadership development. Most of our officers and directors also have experience serving on boards of directors and board committees of other public companies or private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges and strategies.

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

Currently, our Board is headed by the Executive Chairman of our Board of Directors. We believe that this structure is appropriate for the time being because it allows one person to speak for and lead the Company and the Board, in particular during the current corporate reorganization which is ongoing.

Attendance at Board, Committee and Stockholder Meetings

Our Board of Directors met in person and telephonically 18 times during 2015 and also acted by unanimous written consent eight (8) times. Each of the then-members of our Board of Directors was present at 75% or more of the Board of Directors meetings held in 2015.

In 2015, Mr. Turner and De Greef attended the annual stockholder meeting. We have encouraged, but do not require, that all of our directors be in attendance at the Annual Meeting either in person or by remote communication. In addition, we have encouraged, but do not require, our directors to attend future annual stockholder meetings in person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2015, there were untimely filings of Forms 3, 4 and 5 as outlined herein, specifically: (i) two reports on Form 4 covering two transactions filed by Martin Zuurbier; (ii) two reports on Form 4 covering two transactions filed by Mark Nije; (iii) one report on Form 4 covering one transaction filed by Alex Vermeulen; (iv) one report on Form 4 covering one transaction filed by Steven van der Velden and (v) two reports on Form 3 filed by Armin Hessler and Rob Skaff.

Code of Conduct

We have adopted a code of conduct that outlines the principles, policies and laws that govern our activities and establishes guidelines for conduct in the workplace. The code of conduct applies to all employees, as well as each member of our Board of Directors. All employees are required to read the code of conduct and affirm in writing their acceptance of the code. Our code of conduct is posted on our website, www.elephanttalk.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct by posting such information on our website, www.elephanttalk.com. A copy of our code of conduct is also available in print, without charge, upon written request to Elephant Talk Communications Corp., 100 Park Avenue, Suite 1600, 10017 New York City, USA. Attn: General Counsel.

Item 11. Executive Compensation

Summary Compensation Table

Name and principle position	Year	Salary ($)(1)			Bonus ($)		Option Awards ($)(2)		Option Awards (in options)		All Other Compensation ($)(3)	Total ($)	Total Number of shares	Total Number of options
Robert H. Turner (i)	2015	$40,628	(a)	$				$661,437	2,500,000	(h)	$-	$702,065	-	2,500,000
(Executive Chairman)	2014	$-	(a)		$-		$		-		$-	$-	-	-
Steven van der Velden (ii)	2015	$373,808	(b)		$60,708	(g)	$		-		$78,590	$513,106	-	-
(Former Chairman, President and CEO)	2014	$403,974	(b)		$-		$		-		$-	$403,974	-	-
Martin Zuurbier	2015	$339,826	(c)		$60,708	(g)		$1,052,293	2,400,000	(i)	$35,722	$1,488,549	-	2,400,000
(Former Chief Technology Officer & Co-President)	2014	$403,974	(c)		$-		$		-		$-	$403,974	-	-
Mark Nije	2015	$271,861	(d)	$				$45,424	100,000	(j)	$7,145	$324,429	-	100,000
(Chief Financial Officer)	2014	$282,782	(d)		$-		$		-		$-	$282,782	-	-
Alex Vermeulen	2015	$183,506	(e)	$				$45,424	100,000	(j)	$-	$228,930	-	100,000
(General Counsel, Secretary & Compliance Officer)	2014	$193,908	(e)		$-		$		-		$-	$193,908	-	-
Armin Hessler (iii)	2015	$175,945	(f)	$				$525,575	2,200,000	(k)	$-	$701,520	-	2,200,000
(Chief Operations Officer)	2014	$-	(f)		$-		$		-		$-	$-	-	-

Notes:

(i)	Mr Turner was appointed on November 16th, 2015, compensation received in 2015 was pro-rated.
(ii)	Mr van der Velden resigned on November 16th, 2015 and received a EUR 660,000 severance compensation as described in “Severance and Change of Control” section which numbers are not included in the table above.
(iii)	Mr Hessler was appointed on April 1st, 2015. The Company and Mr. Hessler agreed upon a supplemental payment to be paid in May 2016 for an amount of USD 100,000 and an additional USD 50,000 to be paid in January 2017. These supplemental payments have not been included in the above table.

(1)	These are the base salaries before any bonus and or non-cash awards. The base salary is determined and paid on a monthly basis in euros, therefore, calculations include exchange results from euros to U.S. dollars. Payment can be elected either in cash or in shares in lieu of salary and bonus. When officers opt for payment in shares there is a 25% discount on the purchase price. The amounts, however, are shown at fair market value by using the share price of the preceding month closing price. In principle, officers may earn up to approximately 33% more than the ‘agreed’ cash salary in the event they elect to receive 100% compensation in shares. Such beneficial discount is included in “All Other Compensation” at the fair market value of the equity, reduced by the denominated value in U.S. dollars of the cash salary used for this ‘exchange’ into non-cash compensation. Mr. van der Velden, Mr. M. Zuurbier and Mr. M. Nije elected to receive part of their base salary in shares, which is reported in the Grant of Plan-Based Awards table.
(2)	The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the named executive officers in 2014 and 2015, respectively. We estimate the fair value of awards on the grant date using the Black-Scholes option pricing model. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in Note 23 to the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Note that the amounts reported in this column reflect the Company’s accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the named executive officers from the award. Pursuant to SEC rules, the amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. In case the options have not vested yet the company has expensed a pro-rata portion until date of vesting. Expensing of performance based options will start after setting the performance targets.
(3)	This value represents the 25% purchase price discount the named executive officer received by way of electing equity compensation in lieu of cash compensation.

(a)	These amounts have been agreed in USD and amounts to an annual amount of USD 300,000. As the executive only started during the year, the actual amount for 2015 is USD 40,628 which includes the employer part of the social securities.
(b)	These amounts have been agreed in euro. The amounts for 2015 and 2014 are both EUR 330,000. The average exchange rate is $1.133 for 2015 and $1.347 for 2014. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.
(c)	These amounts have been agreed in euro. The amounts for 2015 and 2014 are both EUR 300,000. The average exchange rate is $1.133 for 2015 and $1.347 for 2014. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.
(d)	These amounts have been agreed in euro. The amounts for 2015 has been EUR 240,000 and for 2014 EUR 210,000. The average exchange rate is $1.133 for 2015 and $1.347 for 2014. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.
(e)	These amounts have been agreed in euro. Amount for 2015 has been EUR 162,000 and for 2014 EUR 144,000. The average exchange rate is $1.133 for 2015 and $1.347 for 2014. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.
(f)	The amounts have been agreed in euro. The annual amount for 2015 is EUR 200,000. As the executive started during the 2015 the actual amount is EUR 148,077. The reported USD amount includes the employers part of the social securities for an amount of EUR 10,158. The three quarter average exchange rate used is $1.1056 for 2015. These averages are the average of the 3 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.
(g)	Bonus amount granted in EUR being EUR 50,000.
(h)	Comprised of 2,500,000 options with an exercise price of $0.33 and a total initial fair market value of USD 661,437 using the Black and Scholes valuation model. The options will vest in 4 equal tranches of 625,000. One tranche vested in 2015 others will vest in 2016, 2017 and 2018. Expensing will be accounted for and spread over the period until vesting.
(i)	Comprised of 2,400,000 options with an exercise price of $0.81 and a total initial fair market value of USD 1,052,293 using the Black and Scholes valuation model. A number of 1,200,000 options vested before the departure of the executive. The 2015 expensing of vested options amounts to USD 501,807. The others have been cancelled
(j)	Comprised of 100,000 options with an exercise price of $0.79 and a total initial fair value of USD 45,424. A number of 33,334 options will vested in 2016, the other two tranches (each 33,333) will vest in 2017 and 2018.
(k)	Comprised of 2,200,000 options with an exercise price of $0.385 and a total initial fair market value of USD 525,575 using the Black and Scholes valuation model. The options will annually vest in 4 equal tranches of 550,000 options. The first tranche will vest in 2016, others will vest in 2017, 2018 and 2019. Expensing will be accounted for and spread over the period until vesting.

Narrative Disclosure to Summary Compensation Table

Consultancy and Employment Agreements

We currently have the following agreements with our named executive officers:

Robert H. Turner, Executive Chairman – We entered into an employment agreement, effective as of November, 17 2015, with Mr. Turner, to serve as Executive Chairman of the Company. Mr Turner is paid a base compensation of $300,000 gross per year. Mr. Turner receives no fees (cash or stock) for serving on our Board of Directors. Mr. Turner has a number of granted options set at 2,500,000 carrying a 7 years exercise period after granting; the options would vest in four equal annual installments, following the joining date. Mr. Turner is eligible to a performance related bonus, depending on business performance by the Group performance. Such bonus shall be based solely upon your achievement of Board-approved and mutually agreed upon performance targets. For 2016 the on-target bonus percentage is set at 100% against the Base salary paid in that year, capped at 200% maximum on cash payment; performance over and above 200% is paid in equity at the then-current value of the Company.

Steven van der Velden, Former President and Chief Executive Officer - Mr. van der Velden was engaged for the provision of his services as the President and Chief Executive Officer of the Company until he resigned on November 16th 2015. Mr. van der Velden was paid a base compensation of €330,000 per year since January 1, 2015 through Interfield Consultancy. Mr. van der Velden received no fees (cash or stock) for serving on our Board of Directors.

Martin Zuurbier, (former) Chief Operations Officer & Co-President - Mr. Zuurbier was engaged to provide services as the Chief Operations Officer of the Company, through his consultancy company Interact which was paid €300,000 per annum since January 1, 2015 until January 29, 2016, when Mr. Martin Zuurbier entered into a certain Severance and Independent Contractor Agreement pursuant to which Mr. Zuurbier resigned, effective December 31, 2015, from the Chief Technology Officer and Co-President of Mobile Platform Activities positions of the Company for personal reasons, but remains available to perform discretionary services for the Company as an independent consultant.

Mark Nije, Chief Financial Officer – Mr. Nije was engaged to provide services as the Chief Financial Officer of the Company, through his consultancy company LMI Europe B.V., which is paid €240,000 per annum since January 1, 2015. Mr. Nije has an agreement with the Company to resign from all positions that he holds with the Company as of March 31, 2016. For a more detailed description, see Item 9B, “Other Information.”

Alex Vermeulen, General Counsel – Mr. Vermeulen was engaged to provide services as the as the General Counsel of the Company, through his consultancy company Scere Company Italy SRL, which is paid € 162,000 per annum since January 1, 2015. Mr. Vermeulen has an agreement with the Company to resign from all positions that he holds with the Company as of March 31, 2016. For a more detailed description, see Item 9B, “Other Information.”

Armin Hessler, Chief Operations Officer – Mr. Hessler was employed to serve as the Co-President of the Elephant Talk mobile platform business on April 1, 2015, and on December 16, 2015, was promoted to Chief Operations Officer. Mr. Hessler is paid a base compensation of €200,000 gross per year. Mr. Hessler has a number of granted options set at 2,200,000 carrying a 3 years exercise period after granting; the options would vest in four equal annual installments, following the joining date. Mr. Hessler is eligible to a performance related bonus, depending on business performance by the Group and by Business Unit and based upon set targets as set by the Board of the company, starting with calendar year 2015. For 2015 the On Target bonus percentage is set at 50% against your Base salary, of which ¼ is set against the overall Group performance and ¾ is set against the performance of your Business Unit. The bonus allocation for 2015 is capped at 1.5 times the On Target bonus percentage. Payment (or allocation) of the bonus will take place within 120 days after the end of the period (usually Calendar Year) to which the bonus relates.

Severance and Change of Control

The named executive officers have individual severance terms as described below. In addition, outstanding equity awards made to our named executive officers under the 2008 Plan are subject to acceleration of any unvested portion of such awards upon a change of control unless the terms of a particular award state otherwise.

Other than as set out below, none of the agreements with named executives include any provisions for severance benefits or other payments upon a change of control regardless of whether a named executive officer’s employment is terminated by him with or without good reason, or whether the named executive officer is terminated by the Company with or without cause.

Robert H. Turner - The employment agreement with Mr. Turner is for an indefinite term. Under the terms of the employment agreement, Mr. Turner is entitled to severance if he is terminated by the Company without cause. Specifically, the Company will be required to pay Mr. Turner severance in cash equal to twelve (12) months’ severance in the first year of the contract or nine (9) months gross salary thereafter, but only if Mr. Turner enters into a valid and comprehensive mutual release of any and all claims that may exist

Steven van der Velden - The consultancy agreement with Mr. van der Velden was signed for a term of 4 years. Under the terms of the consultancy agreement, Mr. van der Velden was entitled to severance if he were terminated by the Company for any reason other than (a) any serious or persistent committed breach by Mr. van der Velden of any of his obligations during the term of the agreement or (b) gross misconduct by Mr. van der Velden, during the term of the employment agreement. Specifically, in the event the agreement was terminated by the Company during the first two (2) years of the term, the Company was required to pay Mr. van der Velden severance in cash equal to any unpaid compensation which would have been payable for the remaining first two years of the agreement. In the event the agreement is terminated by us during the latter 2 years of the initial term of the employment agreement, the Company would have been required to pay Mr. van der Velden severance in cash equal to any unpaid compensation during the remaining 2 years of the initial 4 year term.

Mr. Steven van der Velden resigned from the Board and the Chief Executive Officer position for personal reasons on November 16, 2015. Mr. van der Velden did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

In connection with his resignation, Mr. van der Velden received a severance payment of Euro 660,000 (approximately US$ 710,750) pursuant to the certain Severance Agreement. Mr. van der Velden received the Severance Payment in the form of equity upon the terms and conditions of the Company's equity financing that is consummated within six (6) months of the effective date of the Severance Agreement. In the event an equity financing is not consummated within six (6) months of the effective date of Severance Agreement, Mr. van der Velden will receive the Severance Payment upon mutually acceptable terms.

Martin Zuurbier - The consultancy agreement with Mr. Zuurbier was for a term of two (2) years and three (3) months and commenced on January, 1 2015 and was due to end on March 31st, 2017. On January 29, 2016, Mr. Martin Zuurbier entered into certain Severance and Independent Contractor Agreement pursuant to which Mr. Zuurbier resigned, effective December 31, 2015, from the Chief Technology Officer and Co-President of Mobile Platform Activities and other executive positions of the Company for personal reasons. Mr. Zuurbier did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. In connection with his severance, Mr. Zuurbier received (i) a severance entitlement of Euro 100,000 and (ii) a grant of 500,000 restricted shares of the Company’s common stock.

Mark Nije - The consultancy agreement with Mr. Nije was for a term of three (3) years which commenced on January 1, 2015. Under the terms of the employment agreement, Mr. Nije is entitled to severance if he is terminated by the Company without cause. In the event the agreement were terminated by the Company without cause, the Company would be required to give two (2) month’s written notice of termination and pay Mr. Nije severance in cash equal to four (4) months base-salary in addition to accrued but unpaid compensation and accrued vacation, but only if, Mr. Nije and us execute a valid and comprehensive mutual release of any and all claims that they may have against us in a form provided by us and they executes such form within seven (7) days of tender. Mr. Nije has an agreement with the Company to resign from all positions that he holds with the Company as of March 31, 2016. For a more detailed description, see Item 9B, “Other Information.”

Alex Vermeulen - The consultancy agreement with Mr. Vermeulen is for a term of three (3) years and commenced on January, 1 2015. Under the terms of the employment agreement, Mr. Vermeulen is entitled to severance if he is terminated by the Company without cause. In the event the agreement is terminated by the Company without cause, the Company would be required to give two (2) month’s written notice of termination and pay Mr. Vermeulen severance in cash equal to four (4) months base salary in addition to accrued but unpaid Compensation and accrued vacation, but only if, Mr. Vermeulen and us execute a valid and comprehensive mutual release of any and all claims that they may have against s in a form provided by us and they executes such form within seven (7) days of tender. Mr. Vermeulen has an agreement with the Company to resign from all positions that he holds with the Company as of March 31, 2016. For a more detailed description, see Item 9B, “Other Information.”

Armin Hessler - The employment agreement with Mr. Hessler is for an indefinite term. Under the terms of the employment agreement, Mr. Hessler is entitled to severance if he is terminated by the Company without cause. In the event the agreement is terminated by the Company before July 1, 2017, the Company would be required to pay Mr. Hessler severance in cash equal to the greater of i) base salary for the number of months between the date Mr. Hessler employment terminates and July 1, 2017; or ii) six (6) months’ base salary. In the event the agreement is terminated by us after July 1, 2017, we would be required to pay Mr. Hessler severance in cash equal to six (6) months’ base salary.

GRANT OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of shares	All Other Stock Awards: Number of	Exercise or Base Price	Grant Date Fair Value of Stock
Name and principle position	Grant- date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	of Stocks or Units (#)	Securities Underlying Options (#)	of Option Awards ($/Sh)	and Option Awards ($)
Robert H. Turner	16-Nov-15								2,500,000	$ 0.3300	$661,437
(Executive Chairman)											$118,621

Steven van der Velden	1-Jul-15							304,157			$135,140
(Former Chairman,	1-Oct-15							337,850			$98,468
President and CEO)	1-Jan-16							364,698			$1,052,293

Martin Zuurbier	23-Jan-15								2,400,000	$ 0.8100	$53,919
(Former CTO/Co-President)	1-Jul-15							138,253			$61,427
	1-Oct-15							153,568			$44,758
	1-Jan-16							165,771

Mark Nije	29-Jan-15								100,000	$ 0.7900	$45,424
(Chief Financial Officer)	1-Jul-15							27,651			$10,784
	1-Oct-15							30,714			$12,286
	1-Jan-16							33,154			$8,952

Alex Vermeulen	29-Jan-15								100,000	$ 0.7900	$45,424
(General Counsel, Secretary & Compliance Officer)

Armin Hessler	1-Apr-15								2,200,000	$ 0.3850	$525,575
(Chief Operations Officer)

The Company issued the compensation shares to the above executive officers from the shares authorized, under its Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”).

(1)	The amounts included in this column are the aggregate fair values of the awards granted by the Company to the executives in 2015 in lieu of salary, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2015. When named executive officers opt for payment in shares there is a 25% discount on the 'purchase' price. The amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for calculations in this table are the share prices of the last trading day of each quarter of grant. The calculations take into consideration exchange differences as the agreed basic salaries for 2015 were denominated in euro. In principle, a named executive officer may earn up to approximately 33% more than the agreed cash salary if the named executive officer chooses to be compensated in stock only.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2015 for each of our named executive officers.

Outstanding Equity Awards
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)

Robert H. Turner	625,000	(1)			$0.33	16-Nov-22		$
(Executive Chairman)			625,000	(2)	$0.33	16-Nov-22		$
			625,000	(2)	$0.33	16-Nov-22		$
			625,000	(2)	$0.33	16-Nov-22		$

Steven van der Velden	1,200,000	(3)			$0.94	4-Dec-18		$
(Former Chairman,								$
President and CEO)

Martin Zuurbier	360,000	(4)			$0.91	5-Apr-16		$
(Former CTO/Co-President)	360,000	(4)			$1.91	5-Apr-16		$
	360,000	(4)			$2.91	5-Apr-16		$
	800,000	(4)			$0.81	23-Jan-18		$
	400,000	(4)			$0.81	23-Jan-18		$

Mark Nije	240,000	(4)			$0.91	5-Apr-16		$
(Chief Financial Officer)	240,000	(4)			$1.91	5-Apr-16		$
	240,000	(4)			$2.91	5-Apr-16		$
			33,334	(7)	$0.79	16-Jan-19		$
			33,333	(7)	$0.79	16-Jan-19		$
			33,333	(7)	$0.79	16-Jan-19		$

Alex Vermeulen	120,000				$0.91	5-Apr-16		$
(General Counsel, Secretary	120,000				$1.91	5-Apr-16		$
& Compliance Officer)	120,000				$2.91	5-Apr-16		$
			33,334	(7)	$0.79	16-Jan-19		$
			33,333	(7)	$0.79	16-Jan-19		$
			33,333	(7)	$0.79	16-Jan-19		$

Armin Hessler			550,000	(8)	$0.385	1-Apr-20		$
(Chief Operations Officer)			550,000	(8)	$0.385	1-Apr-20		$
			550,000	(8)	$0.385	1-Apr-20		$
			550,000	(8)	$0.385	1-Apr-20		$

(1)          The stock options vested on the grant date November 16, 2015, and have a term of seven years from the date of grant.

(2)          The stock options were granted on November 16, 2015, have a term of seven years from the date of grant and will vest in equal tranches in the years 2016, 2017 and 2018.

(3)          The stock options vested on the grant date December 4, 2013, and have a term of five years from the date of grant.

(4)          The stock options vested on the grant date April 5, 2013, and have a term of three years from the date of grant.

(5)          The stock options vested on the grant date January 23, 2015, and have a term of three years from the date of grant.

(6)          The stock options vested on the grant date January 23, 2015, and have a term of three years from the date of grant.

(7)          The stock options were granted on January 29, 2015, have a term of four years from the date of grant and will vest in three equal tranches in the years 2016, 2017 and 2018.

(8)          The stock options were granted on April 1, 2015, have a term of five years from the date of grant and will vest in four equal tranches in the years 2016, 2017, 2018 and 2019.

OPTION EXERCISES AND STOCK VESTED

The following table represents stock options that have been exercised and restricted stock awards that have vested as of December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert H. Turner	0	$-	0	$-

Steven van der Velden	0	$-	1,006,705	$352,230

Martin Zuurbier	0	$-	457,592	$160,104

Mark Nije	0	$-	91,519	$32,021

Alex Vermeulen	0	$-	0	$-

Armin Hessler	0	$-	0	$-

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2015. In addition, our named executive officers did not participate in, or otherwise receive any benefits under, a nonqualified deferred compensation plan during 2015.

Director Compensation

The basic compensation for serving as a non-executive director is $80,000, with an additional $10,000 for non-executive directors serving in one committee and $20,000 paid to non-executive directors who serve on more committees of our Board of Directors, $ 30,000 for serving as chairman of the Audit Committee and $5,000 for serving as a chairman of the other committees. Generally, during a non-executive director’s first year of service, a minimum of 50% of such director’s compensation is paid through the issuance of common stock with the remaining portion paid in cash. In subsequent years of service, a non-executive director gets to elect the method and proportion of payment. Compensation was paid per quarter in arrears, whereby the conversion of cash in shares was done at the average closing share price of the Company of the 10 days prior to the start of the quarter discounted by 25%. This is in line with our policy to stimulate as much as possible conversion in shares to preserve our cash position.

The following table represents compensation earned or paid in 2015 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Geoffrey Leland	$25,813	$42,981	$-	$-	$-	$-	$68,794
Carl Stevens	$39,319	$81,908	$-	$-	$-	$-	$121,227
Yves van Sante	$-	$102,613	$-	$-	$-	$-	$102,613
Jaime Bustillo	$11,813	$112,103	$-	$-	$-	$-	$123,916
Francisco Ros	$45,938	$70,201	$-	$-	$-	$-	$116,139
Roderick de Greef	$19,139	$22,032	$-	$-	$-	$-	$41,171
Robert Skaff	$2,258	$3,062	$-	$-	$-	$-	$5,320

(1)	The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the directors in the fiscal year in lieu of cash fees, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2015. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for the 2015 calculations in this table are the share prices of the last 10 trading days of the quarter covering the compensation related period. Compensation to the directors can be elected by the directors, at the beginning of the quarter, either in cash or in shares. When directors opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts however are shown at fair market value by using the closing share price at the last working day of the compensated quarter. In principle non-executive officer directors might earn up to approximately 33% more than the ‘agreed’ director fees when they have chosen for 100% compensation in shares.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2006 Plan (1): 0 2008 Plan (2): 35,864,077	2006 Plan: n/a 2008 Plan: $1.15	2006 Plan: 0 2008 Plan: 13,136,059
Equity compensation plans not approved by security holders	-	-	-
Total	35,864,077	-	13,136,059

(1)	S-8 Filed July 21, 2006.

(2)	S-8 Filed July 11, 2008. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 5,000,000 to 23,000,000, during 2013 the stockholders approved an increase from 23,000,000 to 46,000,000 and during 2014 an increase of the total number of shares available under the Plan from 46,000,000 to 56,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS, OFFICERS AND Directors

The following table sets forth, based on 163,595,382 shares of our Common Stock outstanding as of February 29, 2016, certain information as to the stock ownership of each person known by us to own beneficially five percent or more of our outstanding Common Stock, of each of the named executive officers and directors, and of all the named executive officers and directors as a group. In computing the outstanding shares of Common Stock, we have excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Elephant Talk Communications Corp., at 100 Park Avenue, Suite 1600, New York, NY 10017, USA.

Name of Beneficial Holder	Number of Shares of Common Stock Owned*		Percent of Class as of February 29, 2016
Rising Water Capital AG (“RWC”)	26,169,031		16%
PI-Saffel	23,685,801		14,5%
Yves Van Sante	1,996,801	(6)	1,2%
Mark Nije	1,624,002	(1)(2)
Alex Vermeulen	718,799	(1)(3)
Hal Turner	625,000	(1)(4)
Armin Hessler	550,000	(1)(5)
Roderick de Greef	81,601	(1)
Robert Skaff	1,363,394	(1)

All Officers and Directors as a Group	6,959,597		4,3%

* Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

(1)	Less than one percent.

(2)	Mark Nije owns 100% of LMI Europe B.V. and therefore has voting and dispositive power of the 141,910 shares of our common stock held by this entity. Includes options to purchase 786,667 shares of our common stock, all of which are exercisable on or before April 28, 2016.

(3)	Alex Vermeulen owns 100% of Scere Company Italy SRL and therefore has voting and dispositive power of the 107,017 shares of our common stock held by this entity. Includes options to purchase 426,667 shares of our common stock, all of which are exercisable on or before April 28, 2016.

(4)	Includes options to purchase 625,000 shares of our Common Stock, all of which are exercisable on or before April 28, 2016

(5)	Includes options to purchase 550,000 shares of our Common Stock all of which are exercisable on or before April 28, 2016.

(6)	Includes 1,248,498 shares of our common stock held by RWC. Mr. Van Sante has an approximate 9,3% interest in QAT which holds an approximate 51,3% interest in RWC. Includes 37,495 shares of our common stock held by QAT.

Item 13. Certain Relationships, and Related Transactions, and Director Independence.

Transactions with Related Persons

Management of the Company is not aware of a material interest, direct or indirect, of any director or officer of the Company, any other informed person of the Company, or any associate or affiliate of any such person, in any transaction since the commencement of the Company’s most recently completed fiscal year or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, except as set out below:

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

In the event of any future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by our independent directors.

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

Three of our current directors, Roderick de Greef, Rob Skaff and Yves van Sante are not related to each other and are “independent” under Section 803 of the NYSE MKT rules. Each of Messrs. De Greef, Skaff and van Sante serve on the Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Executive Chairman is not independent.

In addition, Messrs. de Greef, Skaff and van Sante qualify as “independent” under the standards established by the SEC for members of audit committees. The Board of Directors has determined that Roderick de Greef is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. de Greef’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. de Greef any duties, obligations or liability that are greater than those generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Our Board of Directors also determined that Mr. de Greef has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Squar Milner LLP (“Squar Milner”), our independent registered accounting firm for the fiscal years ended December 31, 2014 and December 31, 2015. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2015	2014
Audit fees	$220,000	$269,000
Audit-related fees	$20,000	$4,200
Tax fees	$-	$-
All other fees	$-	$-
Total Fees	$240,000	$273,200

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees. Consist of the review of SEC comment letters and management response.

Tax fees. There were no fees billed by Squar Milner for professional services rendered for tax compliance for the years ended December 31, 2015 and 2014.

All other fees. There were no fees billed by Squar Milner for professional services rendered for other compliance purposes for the years ended December 31, 2015 and 2014.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by Squar Milner in 2015 and 2014 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with Squar Milner maintaining its independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
2.1	Agreement and Plan of Merger between Elephant Talk Communication Corp. a Delaware corporation and Elephant Talk Communications, Inc., a California corporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed dated July 26, 2011). (**)

2.2	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company and the stockholders of ValidSoft Limited other than Enterprise Ireland (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated March 23, 2010). (**)

2.3	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K dated March 23, 2010). (**)

3.1	Certificate of Merger (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K dated October 4, 2011). (**)

3.2	Certificate of Incorporation of Elephant Talk Communication Corp., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013). (**)

3.3	By-Laws (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A dated July 26, 2011). (**)

4.1	Form of Warrant, dated November 17, 2014, issued to Corbin Mezzanine Fund I, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

4.2	Form of Conversion Letter Agreement, dated November 17, 2014, issued to Saffelberg Investments NV (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

4.3	Form of Warrant, dated November 17, 2014, issued to Saffelberg Investments NV. (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

4.4	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine Fund I, L.P (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on July 14, 2014). (**)

4.5	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine Fund I, L.P (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on July 14, 2014). (**)

4.6	Form of Warrant issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 24, 2015). (**)

10.1	Amendments to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, and May 27, 2009 by and between QAT II Investments S.A. and the Company, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 2, 2009). (**)

10.2	Amendment to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, May 27, 2009, July 1, 2009 and July 8, 2009 by and between QAT II Investments S.A. and the Company, dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 21, 2009).(**)

10.3	Contract between Vodafone Enabler Espana, S.L. and Elephant Talk Europe Holding, B.V., dated November 1, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013). (**)

10.4	Credit Agreement, dated as of November 17, 2014, by and among Elephant Talk Europe Holding B.V., as the Borrower, Elephant Talk Communications Corp., as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

10.5	Security Agreement, dated as of November 17, 2014, by and among Elephant Talk Europe Holding B.V., Elephant Talk Communications Corp., the other Grantors from time to time party hereto, and Atalaya Administrative LLC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

10.6	First Amendment to Credit Agreement, dated as of July 9, 2015, by and among Elephant Talk Europe Holding B.V., as the Borrower, Elephant Talk Communications Corp., as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 14, 2014). (**)

10.7	Trademark Security Agreement, dated as of November 17, 2014, between Elephant Talk Europe Holding B.V. and Atalaya Administrative LLC (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

10.8	Release and Settlement Agreement, dated as of June 12, 2015, by and between Elephant Talk de Mexico, S.A.P.I. de C.V., Elephant Talk Europe Holding BV, and Elephant Talk Communications Corp., and Iusacell, S.A., de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 16, 2015). (**)

10.9	Severance Agreement, dated as of November 16, 2015, between Elephant Talk Communications Corp. and Steven van der Velden (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 17, 2015). (**)

10.10	Form of Subscription Agreement issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 24, 2015). (**)

10.11	Form of 9% Unsecured Subordinated Convertible Promissory Note issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 24, 2015). (**)

10.12	Amended and Restated Elephant Talk Communications Corp. 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14 A filed on November 21, 2013). (**)

10.13	Amendment No. 2 to the Amended and Restated Elephant Talk Communications Corp. 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14 A filed on August 11, 2014). (**)

21.1	Subsidiaries of the Registrant(incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013). (**)

23.1	Consent public accounting firm Squar Milner, LLP (*)

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document. (*)

101.SCH	XBRL Taxonomy Extension Schema Document. (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)

*	Filed Herewith
**	Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

By:	/s/ Hal Turner
Name:	Hal Turner
Title:	Executive Chairman
(Principal Executive Officer)

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Hal Turner	Chairman of the Board and Director	March 30, 2016
Hal Turner	(Principal Executive Officer)

/s/ Mark Nije	Chief Financial Officer	March 30, 2016
Mark Nije	(Principal Financial and Accounting Officer)

/s/ Roderick de Greef	Director	March 30, 2016
Roderick de Greef

/s/ Yves van Sante	Director	March 30, 2016
Yves van Sante

/s/ Robert Skaff	Director	March 30, 2016
Robert Skaff

