Form 10-Q
period 2016-03-31
ELEPHANT TALK COMMUNICATIONS CORP
filed 2016-05-16
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐    No  ☒

As of May 1, 2016, there were 164,066,217 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$406,509	$369,250
Financing receivable	-	272,425
Restricted cash	249,253	246,151
Accounts receivable, net of an allowance for doubtful accounts of $289,399 at March 31, 2016 and $269,608 at December 31, 2015	1,125,868	1,112,032
Prepaid expenses and other current assets	1,877,894	2,016,236
Total current assets	3,659,524	4,016,094

NON-CURRENT ASSETS

OTHER ASSETS	373,644	473,893

PROPERTY AND EQUIPMENT, NET	12,973,465	13,051,375

INTANGIBLE ASSETS, NET	210,685	258,630

ASSETS HELD FOR SALE	4,695,132	4,564,972

GOODWILL	3,144,370	3,027,422

TOTAL ASSETS	$25,056,820	$25,392,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	$3,177,360	$2,639,863
Obligations under capital leases (current portion)	185,600	310,403
Deferred Revenue	1,307,350	1,259,545
Accrued expenses and other payables	4,374,097	5,031,712
Advance Purchase Payment on "Assets held for Sale"	700,000	-
2014 10% + libor 3rd Party Loan (net of Debt Discount and Debt Issuance)	5,629,681	5,580,277
Total current liabilities	15,374,088	14,821,800

LONG TERM LIABILITIES
Derivative liabilities	1,972,261	945,618
Non-current portion of obligation under capital leases	-	5,621
Other long term liabilities	255,552	260,290
9% Unsecured Subordinated Convertible Promissory Note (net of Debt Discount and Debt Issuance)	968,358	238,829
Non-current portion of deferred revenue	1,093,452	1,066,687
Total long term liabilities	4,289,623	2,517,045

Total liabilities	19,663,711	17,338,845

Commitments and Contingencies (See Notes)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 163,349,482 issued and outstanding as of March 31, 2016 and 161,376,387 shares issued and outstanding as of December 31, 2015	270,784,151	269,470,165
Accumulated other comprehensive loss	(5,448,761)	(5,789,975)
Accumulated deficit	(259,949,321)	(255,635,531)
Elephant Talk Communications, Corp. stockholders' equity	5,386,069	8,044,659

NON-CONTROLLING INTEREST	7,040	8,882
Total stockholders' equity	5,393,109	8,053,541

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,056,820	$25,392,386

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	March 31,	March 31,
	2016	2015
REVENUES	$3,273,546	$5,013,016

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	1,125,700	1,868,846
Product development	1,290,001	1,036,121
Sales and marketing	541,941	662,160
General and administrative	3,493,696	2,961,096
Depreciation and amortization of intangibles assets	1,097,604	1,746,147
Total cost and operating expenses	7,548,942	8,274,370

LOSS FROM OPERATIONS	(4,275,396)	(3,261,354)

OTHER INCOME (EXPENSE)
Interest income	25,936	30,272
Interest expense	(306,299)	(367,340)
Interest expense related to debt discount accretion	(351,799)	(63,972)
Changes in derivative liabilities	518,986	246,702
Gain on extinguishment of debt	-	2,475,799
Other income & (expense), net	221,640	(1,191,270)
Amortization of deferred financing costs	(136,929)	(62,502)
Total other (expense) income	(28,465)	1,067,689

(LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(4,303,861)	(2,193,665)
Provision / (Benefit) for income taxes	9,929	(68,492)
NET LOSS	(4,313,790)	(2,125,173)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	341,214	(1,712,438)
COMPREHENSIVE LOSS	$(3,972,576)	$(3,837,611)

Net loss per common share and equivalents - basic	$(0.03)	$(0.01)

Net loss per common share and equivalents - diluted	$(0.03)	$(0.01)

Weighted average shares outstanding during the period - basic	162,892,970	154,854,572

Weighted average shares outstanding during the period - diluted	162,892,970	154,854,572

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,313,790)	$(2,125,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,097,604	1,746,147
Provision for doubtful accounts	-	8,184
Stock based compensation	944,024	831,813
Change in fair value of warrant liability	(518,986)	(246,702)
Amortization of deferred financing costs	136,929	62,502
Accretion of debt discounts	351,799	63,972
Unrealized foreign currency transaction gain (loss)	(221,640)	1,191,270
(Gain) on Extinguishment of Debt	-	(2,475,799)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	35,624	(5,983,834)
Decrease (increase) in prepaid expenses, deposits and other assets	59,993	489,564
Increase (decrease) in accounts payable and customer deposits	571,047	626,729
Increase (decrease) in deferred revenue	(136,050)	2,981,659
Increase (decrease) in accrued expenses and other payables	78,570	296,266
Net cash used in operating activities	(1,914,876)	(2,533,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(765,955)	(1,511,179)
Net cash used in investing activities	(765,955)	(1,511,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing receivable	355,000	2,000,000
Exercise of warrants & options	-	5,861
Financing related fees	(360,249)	-
Principal payment on 2014 10% + libor 3rd Part Loan	(85,000)	-
Proceeds from 9% Unsecured Subordinated Convertible Promissory Note	2,273,000	-
Advance Purchase Payment on "Assets held for Sale"	450,000	-
Net cash provided by financing activities	2,632,751	2,005,861

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	85,339	1,129,253
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,259	(909,467)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	369,250	1,904,160
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$406,509	$994,693

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$233,864	$359,521
Cash paid during the period for income taxes	-	14,246

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

UNAUDITED

Note 1. Financial Condition

As reflected in the accompanying consolidated financial statements, the Company reported net (loss) of $(4,313,790) for the period ended March 31, 2016 and had an accumulated deficit of $(259,949,321) as of March 31, 2016.

The Company’s financial statements through March 31, 2016 were materially impacted by a number of events:

•	the modification of the November 17, 2014 Atalaya/Corbin Capital credit agreement following the default position of the Company;

•	the default by Cross River Investments (“CRI”) to the definitive agreement dated February 18, 2016 to complete the acquisition of ValidSoft by no later than March 21, 2016; and

•	the restructuring of the Company.

The prior expense reduction plan was turned into a substantial three phase restructuring plan in the fourth quarter of 2015, in order to align actual expenses and investments with current revenues as well as introducing new executive management.

The first phase of the restructuring plan encompassed fourth quarter 2015 and first quarter 2016. The first quarter restructuring impacted the results in 2016 with a $0.6 million in workforce reduction expenses, primarily related to employee severances. Total workforce related restructuring charges to-date is $1.9 million.

The savings in ongoing operating expenses following the first phase of restructuring through the first quarter 2016, will be evident in second quarter of 2016 when substantial workforce reductions will have been realized. During the second quarter 2016, after the first phase of the restructuring plan has been completed the headcount will be more sustainably aligned with current revenues. During the second phase of the restructuring, commencing in the second quarter 2016, the Company will continue its cost reduction initiatives but also take steps to broaden its revenue focus, pivoting towards additional services including but not limited to recent complementary product initiatives.

In 2016, up until March 25, 2016, we consummated additional closings of its private placement offering (9% Convertible Note Offering 2015) with total gross proceeds of $2,273,000, net $1,998,807. The proceeds of these offerings were used for working capital purposes.

The planned sale of ValidSoft for the price of $12.5 million has not been completed and it is not certain that it will be completed either. The proposed suitor is in default under the Purchase Agreement and although they have continued to reassert their interest in completing the acquisition, they no longer have exclusivity with respect to the acquisition. See Note 10 Subsequent Events.

As part of the agreements with the prospective suitor for ValidSoft, the Company received $700,000 in 2016, of which $250,000 was used to pay to Atalaya as a preliminary payment pending final resolutions on the Company’s default under the credit agreement with Atalaya/Corbin capital. The Company has been in regular and frequent discussions with the lender in order to find a resolution to the default and is evaluating proposals, which will satisfy Atalaya. In addition, these proposals, if completed, could provide the Company with an injection of immediate working capital and establish a basis for raising additional capital in support of both its restructuring and new growth initiatives.

The cash balance of the Company at March 31, 2016 was $406,509. Additional capital is required during the second quarter 2016 to cover working capital deficiencies and restructuring costs.

In addition to pursuing other sources of debt and equity financing, the Company continues to evaluate strategic alternatives related to ValidSoft, including, but not limited to, cross-licensing arrangements in the event of divestiture. Several investment groups have expressed interest in acquiring the subsidiary, and the Company believes that the divestiture of ValidSoft, would generate sufficient cash to fully repay Atalaya, the senior lender, and fund the necessary working capital requirements including restructuring costs. The Company is evaluating and potentially integrating certain product capabilities of ValidSoft within its mobile telephony product portfolio and is expanding its pipeline of revenue opportunities accordingly. The Company expects that ValidSoft revenues may benefit from access to the Company’s existing customer base and subscribers and is evaluating potential co-marketing synergies.

Although we have previously been able to raise capital as needed, there can be no assurance that additional capital will be available at all, or if available, on reasonable terms. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us, or our existing stockholders. If we are unable to secure additional capital, and/or do not succeed in meeting our cash flow objectives or the Lender takes steps to call the loan before new capital is attracted, the Company will be materially and negatively impacted, and we may have to significantly reduce our operations.

As of March 31, 2016, these events combined with the delays in the divestiture of ValidSoft raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Description of Business, Basis of Presentation and Use of Estimates

Business overview

Elephant Talk Communications Corp. and its subsidiaries (also referred to as “Elephant Talk”, “ET” and “the Company”) provide a fully managed single sign on and application access’ Software as a Service, Platform as a Service, and Infrastructure as a Service application designed for communications services providers (“CSP”) end-users, delivered over the web. SaaS are applications designed for end-users, delivered over the web. PaaS is a set of tools and services designed to make coding and deploying those applications quickly and efficiently. IaaS is the hardware and software solution that powers it all including servers, storage, networks and operating systems. The Company is comprised of an experienced sales team, architects, software developers, implementation specialists and an operations team who bring turnkey mobile solutions to the retail telecommunications industry. ET also provides software based authentication and voice-biometrics technology and services through its wholly owned subsidiary, ValidSoft UK Limited (“ValidSoft”).

Elephant Talk is operated by experienced software and telecom professionals who commercialized its software and virtualized telecom platform. The Company deployed its first Mobile Virtual Network Operator platform for a major mobile carrier in 2008 and has installed managed services platforms for clients globally. Individually, each of the managed services platform implementations has the capacity to support large numbers of subscribers and is capable of supporting multiple service brands through white label portal software. The comprehensive platform hosts an integrated IT/Back Office and Core Network for Mobile Network Operators, Mobile Virtual Network Operators, Mobile Virtual Network Enablers and Mobile Virtual Network Aggregators on a fully outsourced SaaS, PaaS, and IaaS basis. Elephant Talk’s platform is either made available as an on premise solution or as a fully hosted service in ‘the cloud’ depending on the individual needs of our customers.

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

Basis of Presentation of Interim Periods

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016, referred to as our 2015 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 2, “Business and Summary of Significant Accounting Policies,” of our 2015 Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2016.

Use of Estimates

The preparation of the accompanying consolidated financial statements conforms with accounting principles generally accepted in the U.S. and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant areas of estimates include revenue recognition, valuation of goodwill and other intangible assets, bad debt allowance, valuation of financial instruments, useful lives of long lived assets and share-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Prepaid expenses and other current assets	March 31,	December 31,
	2016	2015
Recurring & Non recurring prepaid expenses	$1,154,533	$1,387,905
Value added tax	716,170	621,286
Inventory SIM cards	7,191	7,045
	$1,877,894	$2,016,236

Other Assets	March 31,	December 31,
	2016	2015
Long term deposits	$283,342	$285,404
Due from third parties	90,302	188,489
	$373,644	$473,893

Property and equipment	March 31,	December 31,
	2016	2015
Furniture & fixtures	$262,441	$253,782
Computer, communications and network equipment	23,836,331	22,927,827
Software	3,801,691	3,651,222
Automobiles	26,129	37,428
Construction in progress	1,390,971	904,408
Acc. Depreciation Property & Equipment	(16,344,098)	(14,723,292)
	$12,973,465	$13,051,375

Property and equipment - Assets Held for Sale	March 31,	December 31,
	2016	2015
Furniture & fixtures	$28,738	$29,605
Computer, communications and network equipment	61,363	63,216
Software	2,189,580	2,255,695
Construction in progress	468,667	395,585
Acc. Depreciation Property & Equipment	(750,148)	(772,799)
	$1,998,200	$1,971,302

Intangible Assets	March 31,	December 31,
	2016	2015
Customer Contracts, Licenses , Interconnect & Technology	1,029,640	1,016,152
Accumulated amortization Customer Contracts, Licenses, Interconnect & Technology	(818,955)	(757,522)
	$210,685	$258,630

Intangible Assets - Assets Held for Sale	March 31,	December 31,
	2016	2015
ValidSoft IP & Technology	$13,458,909	$12,930,083
Accumulated amortization ValidSoft IP & Technology	(10,761,977)	(10,336,413)
	$2,696,932	$2,593,670

Goodwill	March 31,	December 31,
	2016	2015
Goodwill ValidSoft Ltd	$2,769,510	$2,659,866
Goodwill Morodo Ltd.	184,459	177,155
Goodwill Telnicity	190,401	190,401
	$3,144,370	$3,027,422

Accrued expenses and other payables	March 31,	December 31,
	2016	2015
Accrued Selling, General & Administrative expenses	$3,044,705	$3,648,920
Accrued cost of service	284,121	297,370
Accrued taxes (including VAT)	706,749	708,002
Accrued interest payable	222,858	199,104
Other accrued expenses	115,664	178,316
	$4,374,097	$5,031,712

2014 10% + libor 3rd Party Term Loan Agreement (maturing December 2017)	March 31,	December 31,
	2016	2015
2014 10% Term Loan (principal amount)	$6,415,000	$6,500,000
Deferred Financing Costs	(316,335)	(343,130)
Debt Discount - Original Issue Discount	(116,145)	(132,567)
Debt Discount - Warrants	(439,863)	(501,202)
Deferred Exit Fee	87,024	57,176
	$5,629,681	$5,580,277

Breakdown of the 9% Unsecured Subordinated Convertible Promissory Note

(maturing December 2018)

	December 31, 2015	Additional Closings (during 2016)	Amortizations (during 2016)	March 31, 2016

Convertible Note Principal Amount	$(1,275,000)	$(2,273,000)	$-	$(3,548,000)
Debt Discounts & Financing Costs
Investor Warrants (@$0.45) now (@$0.30)	543,548	1,105,059	(188,499)	1,460,108
Conversion Feature value	214,159	296,414	(36,541)	474,032
7% Agent Warrants(@$0.30)	48,463	77,354	(8,740)	117,076
7% Agent Warrants (@$0.45) now (@$0.30)	38,130	66,804	(8,740)	96,194
Financing Costs	191,872	274,193	(33,833)	432,232
	$(238,829)	$(453,176)	$(276,353)	$(968,358)

	March 31, 2106	December 31, 2016
Convertible note	11,826,667	4,250,000
Investor Warrants	11,826,667	4,250,000
7% Agent Warrants	827,867	297,500
7% Agent Warrants	827,867	297,500
Total Underlying share commitment	25,309,068	9,095,000

Fair Market Value Warrants & Conversion Feature	Initial FMV at closing(s) in 2015	FMV as per December 31, 2015	Initial FMV at closing(s) in 2016	FMV adjustment due to exercise price amendment	Mark to market adjustment closing Q1-2016	FMV as per March 31, 2016

FMV Conversion Feature	$215,594	$260,398	$296,414	$-	$(210,763)	$346,048

Investor Warrants (@$0.30)	$546,945	$591,473	$888,443	$206,065	$(260,774)	$1,425,207
7% Agent Warrants(@$0.30)	48,836	52,344	77,354	-	(29,195)	100,503
7% Agent Warrants (@$0.30)	38,286	41,403	62,930	14,424	(18,254)	100,503
FMV Warrant Liabilities	$634,067	$685,220	$1,028,727	$220,489	$(308,223)	$1,626,213

The company modified the warrant exercise price from $0.45 to $0.30 to stimulate further subscriptions into the PIPE offering, this modification is also applicable to the previous closings. The variance in the modified fair value of the warrants has been accounted calculated to be $220,490. An amount of $125,511 has been allocated to the debt discount of the subsequent closing which will be amortized during the life of the debt. The remainder ($94,979) has been expensed immediately and booked as accretion of debt discounts.

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

The following tables summarizes fair value measurements by level as of March 31, 2016 and December 31, 2015 for and the Company’s liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$346,048	$346,048
Warrant Liabilities	-	-	$1,626,213	$1,626,213
Total Derivatives Liabilities	$-	$-	$1,972,261	$1,972,261

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$260,398	$260,398
Warrant Liabilities	-	-	$685,220	$685,220
Total Derivatives Liabilities	$-	$-	$945,618	$945,618

The Company uses the Monte Carlo valuation model to determine the value of the outstanding warrants and conversion feature from the “Offering”. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert.

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 163,349,482 shares of common stock issued and outstanding as of March 31, 2016, an increase of 1,973,095 shares from December 31, 2015, largely due to the shares issued in connection with the issuance of 1,473,095 shares as executive officers and directors compensation and another 500,000 shares were issued as part of the Severance and Independent Contractor Agreement with one of the former officers of the company.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of March 31, 2016 and December 31, 2015 according to the Company’s stock transfer agent’s records were 163,595,382 and 161,622,287, respectively. The difference in number of issued shares recognized by the Company of 163,349,482 amounts to 245,900 and it is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 12,000 treasury shares issued under the former employee benefits plan.

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

For the period ended March 31, 2016, the Company did not issue any shares of Preferred Stock, and no shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at March 31, 2016 (unaudited) and December 31, 2015 have been recorded and classified as equity is 22,140,295 and 29,628,865 respectively. As of December 31, 2015, the Company has recorded $685,220 and $1,636,763, at March 31, 2016 in the balance sheet for the warrant liabilities issued in connection with the “Offering” in 2015 and 2016. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $0.46. The table below summarizes the warrants outstanding as of March 31, 2016 and as of December 31, 2015:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	March 31, 2016	December 31, 2015

Warrants – Fundraising	$0.30- $0.95	2013 – 2021	22,140,295	29,610,206
Warrants – Other	$2.21	2016	-	18,659
			22,140,295	29,628,865

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan

Amended and Restated 2008 Long-Term Incentive Compensation Plan

Total Authorized under the plan	56,000,000
Shares issued in prior years	6,999,864
Shares issued during 2016	1,973,095
Options exercised during 2016	-
Outstanding options	27,515,921
Available for grant at March 31, 2016:	19,511,120

During the first quarter of 2016, the Company issued 1,973,095 freely tradable shares to various directors and officers under the 2008 Plan, in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2015 in shares of the Company including the 500,000 shares issued as part of the Severance and Independent Contractor Agreement of one of our former officers.

Stock option activity is set forth below:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2015	35,864,077	$1.32
Granted in 2016	-	$ NA
Exercised (with delivery of shares)	-	$ NA
Forfeitures (Pre-vesting)	(3,663,481)	$1.05
Expirations (Post-vesting)	(4,684,675)	$1.74
Exchanged for Cashless exercise	-	$ NA
Outstanding as of March 31, 2016	27,515,921	$1.05

At March 31, 2016, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was approximately $1,651,460, compared to $ 7,419,546 for the same period in 2015, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net provision (benefit) for income taxes:

	March 31,
	2016	2015
Net Provision (Benefit) for income taxes	$9,929	($68,492)

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

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31
	2016	2015
Two largest customers	86.1%	67.4%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended
	March 31
	2016	2015
Europe	91.4%	64.9%
All other (non-European) countries	8.6	35.1
	100.0%	100.0%

Note 9. Advance Purchase Payment on "Assets held for Sale"

As provided by the terms of the previous Agreement with the prospective suitor for ValidSoft the $500,000 previously loaned by Buyer to the Company and the $200,000 working capital contribution as described above may be rolled into the Company’s 9% Note and Warrant private financing. The 9% Note and Warrant will contain the same terms as those in the notes and warrants issued in the Company’s private financing. However, as the company still believes that the sale agreement finally may still be executed, the receipt of the $700,000 has been accounted for separately on the liability side of the balance sheet under the newly created ‘line-item’: “Advance Purchase Payment on “Assets held for Sale””.

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

Recent milestones for mobile product line:

•	Significant operating expenditure reductions achieved.

Recent milestones for the ValidSoft security product line:

•	executed a Software Authentication contract with a Global Technology and Solutions Provider in the U.S.
•	executed Authentication Software Agreement with a leading cloud-based security information and event management (SIEM) solution partner.
•	executed an Alliance Agreement with a Top 10 System Integrator in the U.S.
•	voice biometric-enrolment patent was granted (in the UK, still pending internationally): Patent No. GB2525464.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2016.

Comparison of three months ended March 31, 2016 and March 31, 2015.

Revenue

Revenue for the three months ended March 31, 2016, was $3,273,546, a $1,739,490 or 35% decrease compared to $5,013,016 for the comparable three months in 2015. A negative EUR vs. USD currency impact of $125,608 accounted for 7% of the variance. The remaining $1,613,862 decrease in revenue was attributable to the termination of the Iusacell contract ($1,163,690 decrease) and a decrease in the Company’s other mobile and security business revenue ($450,172).

	Three months ended
	2016	2015	Variance
Revenues	$3,273,546	$5,013,016	$(1,739,470)

Non-GAAP Revenue

In order to provide investors additional information regarding our revenue, we include here the discussion of Non-GAAP revenue. As a result of the characteristics of our services, the long-term nature of the contracts and the small customer base, new and substantial sales may not be immediately apparent to investors due to the fact that most of these sales will need to be deferred over a period of 3-5 years. Our non-GAAP financial measure is defined as GAAP revenue adjusted for changes in deferred revenue. We believe this Non-GAAP measure provides useful information regarding our actual billings to our customers during the period which generally reflect the usage rates of our hosted platforms. The presentation of Non-GAAP revenue is not meant to be considered in isolation or as an alternative to GAAP revenue. The Company therefore adds back to the revenue in the income statement the revenues that were invoiced in the reporting period. At the same time the Company removes from the revenue in the income statement the revenues that have been recognized as a result of sales prior to the reporting period. These two adjustments we refer to as changes in deferred revenue.

	Three months ended
Non-GAAP Revenue	2016	2015	Variance
Revenues	$3,273,546	$5,013,016	$(1,739,470)
Deferred Revenue adjustments	(136,050)	2,981,659	(3,117,709)
	$3,137,496	$7,994,675	$(4,857,179)

Non-GAAP revenue for the three months ended March 31, 2016, was $3,137,496, a decrease of $4,857,179 or 61%, compared to $7,994,675 for the three months ended March 31, 2015.

The decrease in non-GAAP revenue was primarily the result of the loss of the Iusacell contract in 2015.

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

	Three months ended
	2016	2015	Variance
Revenues	$3,273,546	$5,013,016	$(1,739,470)
Cost of service (excluding depreciation and amortization)	1,125,700	1,868,846	(743,146)
Margin (excluding depreciation and amortization)	$2,147,846	$3,144,170	$(996,324)

Cost of service for the three month period ended March 31, 2016 was $1,125,700, a decrease of $743,146 or 40%, compared to $1,868,846 for the three month period in 2015. The decrease in cost of service was the result of reductions in a combination of cash and non-cash stock based employee compensation ($340,324) and decreases in the cost of mobile bundled service business and network ($402,822). The lower EUR vs. USD exchange rate in 2016 positively impacted the variance in Cost of Service versus 2015 by $48,348.

Product Development

Product development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and ET BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis over the expected useful life of the software. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the three month periods ended March 31, 2016 and 2015, the Company capitalized $492,997 and $1,175,027, respectively.

Product development costs for the three month periods ended March 31, 2016 and 2015 were $1,290,001 and $1,036,121, respectively, an increase of $253,880 or 25%. The increase for the three month period was the result of less capitalized costs of $682,030, partially offset by reduced management and personnel expenses and non-cash stock based employee compensation of $428,150 in 2016 compared to 2015. The lower EUR vs. USD exchange rate in 2016 positively impacted the variance in Product development costs versus 2015 by $16,267.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three month periods ended March 31, 2016 and 2015 were $541,941 and $662,160, respectively, a decrease of $120,219 or 18%. The decrease was caused by reduced management and personnel expenses and non-cash stock based employee compensation of $154,035, partially offset by an increase of $33,816 in marketing program costs. The lower EUR vs. USD exchange rate in 2016 positively impacted the variance in Sales and marketing expenses versus 2015 by $18,579.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the three month period ended March 31, 2016 and 2015 were $3,493,696 and $2,961,096, respectively, an increase of $532,600 or 18%.This increase in General and Administrative expenses is primarily the result of the restructuring charges that were accrued and partially paid during the 1st quarter of 2016. Total amount for workforce reduction severances was $ 637,777. Excluding the restructuring charges, the General and Administrative expense decreased by $105,177 or 4% compared to 2015. The lower EUR vs. USD exchange rate in 2016 positively impacted the variance in general and administrative expenses versus 2015 by $290,184.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to staff and management;

•	the expensing of the shares issued under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;

•	the expensing of restricted shares issued for consultancy services.

For the three month period ended March 31, 2016 and 2015, we recognized share-based compensation expense of $944,024 and $831,813, respectively, an increase of $112,211 or 13%.

In the following table we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	March 31, 2016	March 31, 2015
Cost of service	$71,441	$51,363
Product Development	329,570	193,142
Sales and Marketing	87,281	33,348
General and Administrative	455,732	553,960
Total	$944,024	$831,813

Depreciation and Amortization

Depreciation and amortization expenses for the three month period ended March 31, 2016 was $1,097,604, a decrease of ($648,543) or 37%, compared to $1,746,147 for the same period in 2015. This decrease is primarily the result of the impairment for assets held and used at the end of 2015 and the termination of the depreciation and amortization of the Assets Held for Sale.

Interest Income and Expense

Interest income for the three month periods ended March 31, 2016 and 2015 was $25,936 and $30,272, respectively. Interest income consists of interest received on bank balances and interest charged to customers for extended payment terms.

Interest expense for the three month periods ended March 31, 2016 and 2015, was $306,299 and $367,340, respectively, a decrease of ($61,041) or 17%. Lower levels of interest expense were the result of the partial repayment of the 10% 3rd Party Loan that occurred during the second quarter of 2015.

Interest Expense Related to Debt Discount Accretion

For the three months ended March 31, 2016 and 2015, interest expenses related to debt discount accretion were $351,799 and $63,972, respectively an increase of $287,827 or 450%. This increase is related to the closings of the 9% Unsecured Subordinated Convertible Promissory Note. Due to the Company’s decision to lower the exercise price for the investors and agent warrants the interest expense related to debt discount accretion was increased by $94,979.

Changes in derivative liabilities

Changes in derivative liabilities for the three month period ended March 31, 2016 was a gain of $518,986, an increase of $272,284 or 110%, compared to $246,702 for the same period in 2015.

Change in Fair Value of Conversion Feature

In December 2015, we consummated two closings of our private placement offering, the 9% Unsecured Subordinated Convertible Promissory Note (“the Promissory Note”) and in 2016 we closed an additional ten closings. The Promissory Note contains elements which require liability accounting for the conversion feature. We have calculated the fair market value for the conversion feature at issuance and performed a mark-to-market as of March 31, 2016, the variance of which amounted to $210,763 and was accounted for through the profit and loss account. There was no conversion feature liability in the first three months of 2015.

Change in Fair Value of Warrant Liabilities

During the first three months of 2016 the result of the changes in fair value of the outstanding warrant liabilities amounted to $308,223 (gain) relating to the recent offering of the 9% convertible note which included warrants when issued. The result of the first three months of 2015 was $246,702.

The fair market value of the conversion feature and warrant liability was determined by a third party valuation expert using a Monte-Carlo Simulation model.

Gain/(Loss) on extinguishment of debt

Gain/(Loss) on extinguishment of debt for the three month periods ended March 31, 2016 and 2015 were $0 and $ 2,475,799, respectively. The gain in 2015 is the result of the extinguishment of debt related to the Chong Hing Bank debt of our subsidiary Elephant Talk Ltd in Hong Kong following the expiration of the statute of limitations in Hong Kong, as well as the verdict by California courts in 2011 that the Company was not liable as a successor in interest or otherwise, on the bank loans and overdraft account to Elephant Talk Ltd. The amounts released from the balance sheet were $433,480 (overdraft), $962,522 (loan payable) and $1,079,797 (accrued interest).

Other Income and (Expense)

Other income & (expense) for the three month period ended March 31, 2016 is an income of $221,640 and represents the unrealized exchange rate gain mainly related to the 2014 10% libor 3rd Party Loan against the primary functional currency (EURO) of the company.

Amortization of Deferred Financing Costs

Amortization of Deferred Financing Costs for the three month periods ended March 31, 2016 and 2015 was $136,929 and $62,502, respectively, an increase of $74,427 or 119%.

Provision (Benefit) Income taxes

Income tax provision for the three month period ended March 31, 2016 was $9,929, compared to an income tax (benefit) of $69,492 for the same period in 2015.

Net Loss

Net loss for the three month period ended March 31, 2016, was $4,313,790, an increase of $2,188,617 or 103%, compared to the loss of $2,125,173 for the same period in 2015. The increase in Net Loss was primarily caused by the absence of Iusacell revenue in 2016 and the impact of the reorganization charges in the first quarter of 2016.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a gain of $341,214 and a loss of $(1,712,438) for the three month periods ended March 31, 2016 and 2015, respectively. This change is primarily attributable to the translation effect resulting from the strong fluctuations in the USD/Euro exchange rates.

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

	March 31,
EBITDA (adjusted)	2016	2015
Net loss	$(4,313,790)	$(2,125,173)
Provision / (Benefit) provision for income taxes	9,929	(68,492)
Depreciation and amortization	1,097,604	1,746,147
Stock-based compensation	944,024	831,813
Interest income and expenses	280,363	337,068
Interest expense related to debt discount accretion	351,799	63,972
Changes in derivative liabilities	(518,986)	(246,702)
(Gain) on extinguishment of debt	-	(2,475,799)
Other income & (expense)	(221,640)	1,191,270
Amortization of deferred financing costs	136,929	62,502
Changes in deferred revenue	(136,050)	2,981,659

Adjusted EBITDA	$(2,369,818)	$2,298,265

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements the Company incurred net losses of $(4,313,790) for the three month period ended March 31, 2016, and had an accumulated deficit of $(259,949,321) as of March 31, 2016.

The Company’s financial statements through March 31, 2016 were materially impacted by a number of events:

•	the modification of the November 17, 2014 Atalaya/Corbin Capital credit agreement following the default position of the Company;

•	the default by Cross River Investments (“CRI”) to the definitive agreement dated February 18, 2016 to complete the acquisition of ValidSoft by no later than March 21, 2016; and

•	the restructuring of the Company.

The prior expense reduction plan was turned into a substantial three phase restructuring plan in the fourth quarter of 2015, in order to align actual expenses and investments with current revenues as well as introducing new executive management.

The first phase of the restructuring plan encompassed fourth quarter 2015 and first quarter 2016. The first quarter restructuring impacted the results in 2016 with a $0.6 million in workforce reduction expenses, primarily related to employee severances. Total workforce related restructuring charges to-date is $1.9 million.

The savings in ongoing operating expenses following the first phase of restructuring through the first quarter 2016, will be evident in second quarter of 2016 when substantial workforce reductions will have been realized. During the second quarter 2016, after the first phase of the restructuring plan has been completed the headcount will be more sustainably aligned with current revenues. During the second phase of the restructuring, commencing in the second quarter 2016, the Company will continue its cost reduction initiatives but also take steps to broaden its revenue focus, pivoting towards additional services including but not limited to recent complementary product initiatives.

In 2016, up until March 25, 2016, we consummated additional closings of its private placement offering (9% Convertible Note Offering 2015) with total gross proceeds of $2,273,000, net $1,998,807. The proceeds of these offerings were used for working capital purposes.

The planned sale of ValidSoft for the price of $12.5 million has not been completed and it is not certain that it will be completed either. The proposed suitor is in default under the Purchase Agreement and although they have continued to reassert their interest in completing the acquisition, they no longer have exclusivity with respect to the acquisition. See Note 10 Subsequent Events.

As part of the agreements with the prospective suitor for ValidSoft, the Company received $700,000 in 2016, of which $250,000 was used to pay to Atalaya as a preliminary payment pending final resolutions on the Company’s default under the credit agreement with Atalaya/Corbin capital. The Company has been in regular and frequent discussions with the lender in order to find a resolution to the default and is evaluating proposals, which will satisfy Atalaya. In addition, these proposals, if completed, could provide the Company with an injection of immediate working capital and establish a basis for raising additional capital in support of both its restructuring and new growth initiatives.

The cash balance of the Company at March 31, 2016 was $406,509. Additional capital is required during the second quarter 2016 to cover working capital deficiencies and restructuring costs.

In addition to pursuing other sources of debt and equity financing, the Company continues to evaluate strategic alternatives related to ValidSoft, including, but not limited to, cross-licensing arrangements in the event of divestiture. Several investment groups have expressed interest in acquiring the subsidiary, and the Company believes that the divestiture of ValidSoft, would generate sufficient cash to fully repay Atalaya, the senior lender, and fund the necessary working capital requirements including restructuring costs. The Company is evaluating and potentially integrating certain product capabilities of ValidSoft within its mobile telephony product portfolio and is expanding its pipeline of revenue opportunities accordingly. The Company expects that ValidSoft revenues may benefit from access to the Company’s existing customer base and subscribers and is evaluating potential co-marketing synergies.

Although we have previously been able to raise capital as needed, there can be no assurance that additional capital will be available at all, or if available, on reasonable terms. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us, or our existing stockholders. If we are unable to secure additional capital, and/or do not succeed in meeting our cash flow objectives or the Lender takes steps to call the loan before new capital is attracted, the Company will be materially and negatively impacted, and we may have to significantly reduce our operations.

As of March 31, 2016, these events combined with the delays in the divestiture of ValidSoft raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

	March 31, 2016	March 31, 2015

Net loss	$(4,313,790)	$(2,125,173)
Adjustments to reconcile net loss to net cash used in operating activities:	1,789,730	1,181,387
	(2,524,060)	(943,786)

Changes in operating assets and liabilities:	609,184	(1,589,616)
Net cash used in operating activities	$(1,914,876)	$(2,533,402)

Net cash used in operating activities for the period ended March 31, 2016 was impacted by the increase of accounts receivable of almost $6 million, largely caused by the at that moment intended termination of Iusacell/AT&T contract and their settlement proposal.

As a result of the above, cash used in operating activities was $1,914,876 for the three months ended March 31, 2016 compared to net cash used in operating activities of $2,533,402 for the three months ended March 31, 2015.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2016 was $765,955, a decrease of $745,224, or 49% compared to $1,511,179 in the same period in 2015 this change is mainly the result of the decrease in the capitalization of product development costs of$682,030.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $2,632,751 and $ 2,005,861, respectively, an increase of $ 1,231,890. This increase is primarily related to the proceeds that were received from the 9% Unsecured Subordinated Convertible Promissory Note and the $450,000 of advance purchase payment on "Assets held for Sale" during the first quarter of 2016.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents for the three month period ended March 31, 2016 was $85,339, compared to $1,129,253 for the same period in 2015. The relatively large impact of exchange rate on cash during the first quarter of 2015 was caused by strong fluctuations in Euro / Dollar exchange rates during that reporting period.

As a result of the above activities, for the three months ended March 31, 2016, we had cash and cash equivalents of $406,509, a net increase in cash and cash equivalents of 37,259 since December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on the Company’s financial position, liquidity, or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 10, 2016, the Board of Directors of the Company appointed Pat Carroll to be the Company’s President. Below is Mr. Carroll’s biography:

Mr. Carroll, 57, is a founding Director, Chairman and CEO of ValidSoft with over 25 years’ experience in IT and financial markets, where he has been at the forefront of industry thinking, representing organizations on industry bodies and leading participation in industry initiatives. Prior to founding ValidSoft, Mr. Carroll was the European Head of Electronic Trading Technology, co-headed European Equities Technology, and was a technical advisor to the Investment Banking Division for Goldman Sachs International. Mr. Carroll has previously worked in a senior capacity with J.P. Morgan, Credit Suisse Financial Products and Bankers Trust Company. Mr. Carroll has a diploma in computer science and programming from the College of Commerce, Ireland.

The Company has tentatively scheduled its 2016 annual meeting of stockholders (the “2016 Annual Meeting”) for July 15, 2016. In accordance with the Company’s bylaws (the “Bylaws”), stockholders who intend to submit a proposal regarding a director nomination at the 2016 Annual Meeting must ensure that notice of any such proposal (including certain additional information specified in the Bylaws) is received by the corporate secretary at the Company’s principal executive offices at 100 Park Avenue, New York City, New York 10017, and addressed to the attention of the Corporate Secretary no later than 5:00 p.m. Eastern Standard Time on May 27, 2016. The Company has set a deadline for the receipt of stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for inclusion in the Company’s proxy materials for the 2016 Annual Meeting and which is consistent with our Bylaws. In order to be considered timely, such proposals must be received by the Company at its principal executive offices, addressed to the attention of the corporate secretary, no later than 5:00 p.m. Eastern Standard Time on May 27, 2016. This deadline will also apply in determining whether notice is timely for purposes of exercising discretionary voting authority with respect to proxies for purposes of Rule 14a- 4(c) under the Exchange Act.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2	Certification of the principal accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: May 16, 2016	By	/s/ Hal Turner
Hal Turner
Executive Chairman
(Principal Executive Officer)

Date: May 16, 2016	By	/s/ Erik Kloots
Erik Kloots
Vice President Finance
(Principal Accounting Officer)