Form 10-Q
period 2016-06-30
ELEPHANT TALK COMMUNICATIONS CORP
filed 2016-08-16
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐    No  ☒

As of August 1, 2016, there were 163,991,861 shares of the Company’s common stock outstanding.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$237,196	$369,250
Financing receivable	-	272,425
Restricted cash	247,361	246,151
Accounts receivable, net of an allowance for doubtful accounts of $9,580 at June 30, 2016 and $269,608 at December 31, 2015	739,496	1,112,032
Prepaid expenses and other current assets	1,100,319	2,016,236
Total current assets	2,324,372	4,016,094

NON-CURRENT ASSETS

OTHER ASSETS	399,664	473,893

PROPERTY AND EQUIPMENT, NET	11,959,974	13,051,375

INTANGIBLE ASSETS, NET	162,741	258,630

ASSETS HELD FOR SALE	4,577,908	4,564,972

GOODWILL	3,079,090	3,027,422

TOTAL ASSETS	$22,503,749	$25,392,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	$3,185,671	$2,639,863
Obligations under capital leases (current portion)	95,616	310,403
Deferred Revenue	1,007,313	1,259,545
Accrued expenses and other payables	5,232,295	5,031,712
Advance Purchase Payment on "Assets held for Sale"	700,000	-
2014 10% + libor 3rd Party Loan (net of Debt Discount and Debt Issuance)	5,453,632	5,580,277
Total current liabilities	15,674,527	14,821,800

LONG TERM LIABILITIES
Derivative liabilities	1,831,312	945,618
Non-current portion of obligation under capital leases	-	5,621
Other long term liabilities	234,642	260,290
9% Unsecured Subordinated Convertible Promissory Note (net of Debt Discount and Debt Issuance)	1,155,264	238,829
Non-current portion of deferred revenue	1,072,105	1,066,687
Total long term liabilities	4,293,323	2,517,045

Total liabilities	19,967,850	17,338,845

Commitments and Contingencies (See Notes)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock $0.00001 par value, 250,000,000 shares authorized, 163,745,961 issued and outstanding as of June 30, 2016 and 161,376,387 shares issued and outstanding as of December 31, 2015	271,096,128	269,470,165
Accumulated other comprehensive loss	(5,794,239)	(5,789,975)
Accumulated deficit	(262,772,552)	(255,635,531)
Elephant Talk Communications, Corp. stockholders' equity	2,529,337	8,044,659

NON-CONTROLLING INTEREST	6,562	8,882
Total stockholders' equity	2,535,899	8,053,541

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,503,749	$25,392,386

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) / INCOME

(UNAUDITED)

	Three months Ended June 30,		Six months Ended June 30,
	2016	2015	2016	2015
REVENUES	$3,267,146	$19,244,383	$6,540,692	$24,257,399

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	978,727	1,440,914	2,104,427	3,309,760
Product development	808,901	1,490,683	2,098,902	2,526,804
Sales and marketing	345,732	336,960	887,673	999,120
General and administrative	2,187,189	2,664,281	5,680,885	5,625,377
Depreciation and amortization of intangibles assets	1,113,947	1,745,034	2,211,551	3,491,181
Impairment for assets held and used	-	937,835	-	937,835
Total cost and operating expenses	5,434,496	8,615,707	12,983,438	16,890,077

(LOSS) / INCOME FROM OPERATIONS	(2,167,350)	10,628,676	(6,442,746)	7,367,322

OTHER (EXPENSE) / INCOME
Interest income	24,611	22,587	50,547	52,859
Interest expense	(296,473)	(555,826)	(602,772)	(923,166)
Interest expense related to debt discount and conversion feature	(261,345)	(403,679)	(613,144)	(467,651)
Changes in derivative liabilities	140,950	149,203	659,936	395,905
Gain on Extinguishment of Debt	-	-	-	2,475,799
Other (expense) & income, net	(109,080)	155,252	112,560	(1,036,018)
Amortization of deferred financing costs	(145,366)	(362,845)	(282,295)	(425,347)
Total other (expense) / income	(646,703)	(995,308)	(675,168)	72,381

(LOSS)/ INCOME BEFORE PROVISION FOR INCOME TAXES	(2,814,053)	9,633,368	(7,117,914)	7,439,703
Provision for income taxes	9,178	111,450	19,107	42,958
NET (LOSS) / INCOME	(2,823,231)	9,521,918	(7,137,021)	7,396,745

OTHER COMPREHENSIVE (LOSS) / INCOME
Foreign currency translation (loss) / income	(345,478)	508,818	(4,264)	(1,203,620)
COMPREHENSIVE (LOSS) / INCOME	$(3,168,709)	$10,030,736	$(7,141,285)	$6,193,125

Net (loss) / income per common share and equivalents - basic	$(0.02)	$0.06	$(0.04)	$0.05

Net (loss) / income per common share and equivalents - diluted	$(0.02)	$0.06	$(0.04)	$0.05

Weighted average shares outstanding during the period - basic	163,632,681	156,384,740	163,262,826	155,623,883

Weighted average shares outstanding during the period - diluted	163,632,681	157,936,092	163,262,826	157,175,235

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(7,137,021)	$7,396,745
Adjustments to reconcile net (loss) / income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,211,551	3,491,181
Provision for doubtful accounts	(279,740)	25,414
Stock based compensation	1,306,131	1,584,323
Change in fair value of warrant liability	(659,936)	(395,905)
Amortization of deferred financing costs	282,295	425,347
Interest expense relating to debt discount and conversion feature	613,144	467,651
Unrealized foreign currency transaction gain / (loss)	(112,560)	1,036,018
Gain on Extinguishment of Debt	-	(2,475,799)
Impairment for assets held and used	-	937,835
Changes in operating assets and liabilities:
Decrease in accounts receivable	668,599	4,305,466
Decrease in prepaid expenses, deposits and other assets	677,015	1,100,067
Increase in accounts payable and customer deposits	648,866	2,027,904
Decrease in deferred revenue	(287,246)	(8,889,549)
Decrease in accrued expenses and other payables	696,889	(740,868)
Net cash (used in) provided by operating activities	(1,372,013)	10,295,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,329,611)	(4,113,308)
Net cash used in investing activities	(1,329,611)	(4,113,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing receivable	355,000	2,000,000
Exercise of warrants & options	-	5,861
Financing related fees	(445,249)	(67,445)
Principal payment on 2014 10% + libor 3rd Part Loan	(415,098)	(9,927,333)
Proceeds from 9% Unsecured Subordinated Convertible Promissory Note	2,273,000	-
Advance subordinated short term loan	350,000	-
Advance Purchase Payment on "Assets held for Sale"	450,000	-
Net cash provided by (used in) financing activities	2,567,653	(7,988,917)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,917	1,134,760
NET DECREASE IN CASH AND CASH EQUIVALENTS	(132,054)	(671,635)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	369,250	1,904,160
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$237,196	$1,232,525

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$459,470	$866,432
Cash paid during the period for income taxes	-	14,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ELEPHANT TALK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

UNAUDITED

Note 1. Financial Condition

As reflected in the accompanying consolidated financial statements, the Company reported net loss of $7,137,021 for the six month period ended June 30, 2016 and had an accumulated deficit of $262,772,552 as of June 30, 2016.

The Company’s financial statements through June 30, 2016 continue to be materially impacted by a number of events:

•	the modification of the November 17, 2014 Atalaya/Corbin Capital credit agreement following the default position of the Company;

•	the default by Cross River Investments (“CRI”) to the definitive agreement dated February 18, 2016 to complete the acquisition of ValidSoft by no later than March 21, 2016; and

•	the restructuring of the Company.

The substantial three phase restructuring plan, which commenced in the fourth quarter of 2015, was designed to align actual expenses and investments with current revenues as well as introduce new executive management.

The first phase of the restructuring plan encompassed fourth quarter 2015 and first quarter 2016. The second phase of the restructuring plan impacted second quarter 2016 results with a $0.2 million in workforce reduction expenses primarily related to employee severances. Total workforce related restructuring charges to-date is $2.1 million including non-cash charges of $0.7 million.

The annualized savings in ongoing operating expenses following the first and second phase of restructuring through the second quarter 2016, is approximately $6.6 million related to reduction in full-time equivalent (FTE) headcount. At the end of second quarter 2016, FTE headcount was 154, down from 265 prior to the three phase restructuring program and more sustainably aligned with current revenues. Included in the headcount reduction during the first six months of 2016 are 20 FTE that resigned voluntarily.

During the second phase of the restructuring, in addition to its cost reduction initiatives the Company took steps to broaden its revenue focus, pivoting towards additional services including but not limited to recent complementary product initiatives. Management anticipates the benefit of these new revenue initiatives to become apparent in the second half of 2016.

The recent reaffirmation by the Company’s largest customer underscores the quality of the Company’s services and the expectation of adding incremental subscribers.

The planned sale of ValidSoft for the price of $12.5 million was not completed and it is not certain that it will be completed either. The Company has taken steps to enhance the value of ValidSoft including but not limited to reducing/eliminating cash burn and integrating sales opportunities between the security features and the mobility platform. The Company continues to pursue any and all opportunities to monetize the ValidSoft investment as a source of additional cash and in the event that the subsidiary is sold, there will be opportunities to license and/or cross sell certain capabilities to the benefit of all parties.

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

During the second quarter 2016, the Company signed a non-binding definitive term sheets with prospective Lenders, which were expected to have resulted in an injection of immediate working capital and establish a basis for raising additional capital in support of both its restructuring and new growth initiatives. A series of delays beyond the control of the Company, has raised substantial doubt on whether this funding can be counted upon to ease the financial stress on the Company.

The current senior Lender, Atalaya, has been informed and continues to work with the Company to find solutions including but not limited to proposed issuances of new equity, warrant and option solicitations and interim sources of capital. Until such new capital is secured and the senior Lender has been assured of satisfactory payoff, the Company is primarily responsible to this debtholder. The Company’s largest customer has been informed of the critical need to secure additional sources of capital during the third quarter 2016 and is working constructively in support of these initiatives. Effective August 15, 2016, Atalaya has increased its loan to the Company by an additional $1.0 million. As a condition of the funding of the increase, the largest customer has provided a comfort letter indicating its desire to increase its business with the Company.

The cash balance of the Company at June 30, 2016 was $237,196. Additional capital is required during the third quarter 2016 to cover working capital deficiencies and restructuring costs. The incremental loan provides vital liquidity in the short term and the Company is pursuing additional capital.

In addition to pursuing other sources of debt and equity financing, the Company continues to evaluate strategic alternatives related to ValidSoft, including, but not limited to, cross-licensing arrangements in the event of divestiture. Several investment groups have expressed interest in acquiring the subsidiary, and the Company believes that the divestiture of ValidSoft, could generate sufficient cash to fully repay Atalaya, the senior lender, and fund the necessary working capital requirements including restructuring costs. The Company is evaluating and potentially integrating certain product capabilities of ValidSoft within its mobile telephony product portfolio and is expanding its pipeline of revenue opportunities accordingly. The Company expects that ValidSoft revenues may benefit from access to the Company’s existing customer base and subscribers and is evaluating potential co-marketing synergies, which could stay in force even in the event of a divestiture of the ValidSoft subsidiary.

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

As of June 30, 2016, these events combined with the delays in the divestiture of ValidSoft raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The additional $1 million of capital provided by Atalaya on August 15th is intended as short-term bridge financing to help the Company complete an issuance of equity and/or divest assets.

Note 2. Description of Business, Basis of Presentation and Use of Estimates

Business overview

Elephant Talk Communications Corp. and its subsidiaries (also referred to as “Elephant Talk”, “ET” and “the Company”) provides a complete cloud platform, utilizing mobile, messaging and security capability. The Company’s technology is particularly relevant for the increasingly mobile customer communications and the growing need for reliable security tools to reduce electronic fraud. The Company enables and secures communications, transactions and applications for the connected world via its globally deployed cloud services.

In addition to traditional communications carriers, Elephant Talk’s target customer base includes, enterprises and financial services companies. Elephant Talk’s solutions for mobility and security drive value for the business customer for both ‘per user’ and ‘per transactions’ based revenue, as well as revenue-share and gain-share participation.

The Company’s product platform is designed to:

•	Reduce costs

•	Increase revenues

•	Enable businesses to scale

•	Deliver stronger security

•	Enable the creation of new brands and applications

•	Enhance customer service

Elephant Talk’s intellectual property including Company software, source codes and licenses are proprietary and protected by international copyright.

Elephant Talk owns and manages all the core elements of its platform enabling the business to package and market solutions in combination or independently.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 2, “Business and Summary of Significant Accounting Policies,” of our 2015 Annual Report. There have been no material changes to our significant accounting policies during the six months ended June 30, 2016.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements; however at the current time the Company does not know what impact the adoption will have on its consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements; however at the current time the Company does not know what impact the adoption of ASU 2016-09 will have on its consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This update provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting (“EITF”),” which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB also issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. The Company is currently evaluating the impact of these ASU’s on its consolidated financial statements; however at the current time the Company does not know what impact the adoption of these ASU’s will have on its consolidated financial statements, financial condition or results of operations.

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

	June 30,	December 31,
Prepaid expenses and other current assets	2016	2015
Recurring & Non recurring prepaid expenses	$472,740	$1,387,905
VAT	627,579	621,286
Inventory SIM cards	-	7,045
	$1,100,319	$2,016,236

	June 30,	December 31,
Other Assets	2016	2015
Long term deposits	$262,014	$285,404
Deferred financing costs	53,480	-
Due from third parties	84,170	188,489
	$399,664	$473,893

	June 30,	December 31,
Property and equipment	2016	2015
Furniture & fixtures	$256,776	$253,782
Computer, communications and network equipment	23,395,751	22,927,827
Software	3,764,753	3,651,222
Automobiles	12,559	37,428
Construction in progress	1,489,017	904,408
Acc. Depreciation Property & Equipment	(16,958,882)	(14,723,292)
	$11,959,974	$13,051,375

	June 30,	December 31,
Property and equipment - Assets Held for Sale	2016	2015
Furniture & fixtures	$26,786	$29,605
Computer, communications and network equipment	57,196	63,216
Software	2,040,910	2,255,695
Construction in progress	517,200	395,585
Acc. Depreciation Property & Equipment	(699,214)	(772,799)
	$1,942,878	$1,971,302

	June 30,	December 31,
Intangible Assets	2016	2015
Customer Contracts, Licenses , Interconnect & Technology	$1,022,111	$1,016,152
Accumulated amortization Customer Contracts, Licenses, Interconnect & Technology	(859,370)	(757,522)
	$162,741	$258,630

	June 30,	December 31,
Intangible Assets - Assets Held for Sale	2016	2015
Validsoft IP & Technology	$13,158,851	$12,930,083
Accumulated amortization Validsoft IP & Technology	(10,523,821)	(10,336,413)
	$2,635,030	$2,593,670

	June 30,	December 31,
Goodwill	2016	2015
Goodwill ValidSoft Ltd	$2,708,307	$2,659,866
Goodwill Morodo Ltd.	180,382	177,155
Goodwill Telnicity	190,401	190,401
	$3,079,090	$3,027,422

	June 30,	December 31,
Accrued expenses and other payables	2016	2015
Accrued Selling, General & Administrative expenses	$3,341,035	$3,648,920
Accrued cost of service	231,214	297,370
Accrued taxes (including VAT)	939,209	708,002
Accrued interest payable	298,603	199,104
Other accrued expenses	72,234	178,316
Advance subordinated short term loan	350,000	-
	$5,232,295	$5,031,712

2014 10% + libor 3rd Party Term Loan Agreement	June 30,	December 31,
(Maturing December 2017)	2016	2015
2014 10% Term Loan (principal amount)	$6,084,902	$6,500,000
Deferred Financing Costs	(270,451)	(343,130)
Debt Discount - Original Issue Discount	(99,681)	(132,567)
Debt Discount - Warrants	(378,155)	(501,202)
Deferred Exit Fee	117,017	57,176
	$5,453,632	$5,580,277

Breakdown of the 9% Unsecured Subordinated Convertible Promissory Note

(Maturing December 2018)

	December 31, 2015	Additional Closings (during 2016)	Amortizations (during 2016)	June 30, 2016
Convertible Note Principal Amount	$(1,275,000)	$(2,273,000)	$-	$(3,548,000)
Debt Discounts & Financing Costs
Investor Warrants	543,548	1,105,059	(286,683)	1,361,924
Conversion Feature value	214,159	296,414	(73,528)	437,045
7% Agent Warrants	86,593	144,158	(35,005)	195,746
Financing Costs	191,871	274,193	(68,043)	398,021
	$(238,829)	$(453,176)	$(463,259)	$(1,155,264)

Number of underlying shares for Warrants & Conversion Feature issued in relation with the 9% Unsecured Subordinated Convertible Promissory Note	June 30, 2016	December 31, 2015
Convertible note	11,826,667	4,250,000
Investor Warrants	11,826,667	4,250,000
7% Agent Warrants	827,867	297,500
7% Agent Warrants	827,867	297,500
Total Underlying share commitment	25,309,068	9,095,000

Fair Market Value Warrants & Conversion Feature	FMV as of December 31, 2015	Additional closings during 2016	Mark to market adjustment Ytd-2016	FMV as of June 30, 2016

FMV Conversion Feature	$260,398	$296,414	$(112,839)	$443,973

Investor Warrants	$591,473	$1,094,508	$(469,017)	$1,216,964
7% Agent Warrants	$93,747	$154,708	$(78,080)	$170,375
FMV Warrant Liabilities	$685,220	$1,249,216	$(547,097)	$1,387,339

Total	945,618	1,545,630	(659,936)	1,831,312

During the first quarter of 2016, the company modified the warrant exercise price from $0.45 to $0.30 to stimulate further subscriptions into the 9% Unsecured Convertible Promissory Note offering, this modification is also applicable to the previous closings. The variance in the modified fair value of the warrants has been calculated to be $220,490. An amount of $125,511 has been allocated to the debt discount of the subsequent closing which will be amortized during the life of the debt. The remainder ($94,979) has been expensed immediately and booked as accretion of debt discounts.

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

The following tables summarize fair value measurements by level as of June 30, 2016 and December 31, 2015 for and the Company’s liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$443,973	$443,973
Warrant Liabilities	-	-	$1,387,339	$1,387,339
Total Derivatives Liabilities	$-	$-	$1,831,312	$1,831,312

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$260,398	$260,398
Warrant Liabilities	-	-	$685,220	$685,220
Total Derivatives Liabilities	$-	$-	$945,618	$945,618

The Company uses the Monte Carlo valuation model to determine the value of the outstanding warrants and conversion feature from the “Offering”. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert.

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 250,000,000 shares common stock. The Company had 163,745,961 shares of common stock issued and outstanding as of June 30, 2016, an increase of 2,369,574 shares from December 31, 2015, largely due to the shares issued in connection with the issuance of 1,869,574 shares as executive officers and directors compensation and another 500,000 shares were issued as part of the Severance and Independent Contractor Agreement with one of the former officers of the company.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of June 30, 2016 and December 31, 2015 according to the Company’s stock transfer agent’s records were 163,991,861 and 161,622,287, respectively. The difference in number of issued shares recognized by the Company of 163,745,961 amounts to 245,900 and it is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 12,000 treasury shares issued under the former employee benefits plan.

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

For the period ended June 30, 2016, the Company did not issue any shares of Preferred Stock, and no shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at June 30, 2016 (unaudited) and December 31, 2015 have been recorded and classified as equity is 20,982,400 and 29,628,865 respectively. As of December 31, 2015, the Company has recorded $685,220 and $1,387,339, at June 30, 2016 in the balance sheet for the warrant liabilities issued in connection with the “Offering” in 2015 and 2016. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $0.43. The table below summarizes the warrants outstanding as of June 30, 2016 and as of December 31, 2015:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	June 30, 2016	December 31, 2015

Warrants – Fundraising	$0.30- $0.95	2013 – 2021	20,982,400	29,610,206
Warrants – Other	$2.21	2016	-	18,659
			20,982,400	29,628,865

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan

Amended and Restated 2008 Long-Term Incentive Compensation Plan

Total Authorized under the plan	56,000,000
Shares issued in prior years	6,999,864
Shares issued during 2016	2,369,574
Options exercised during 2016	-
Outstanding options	19,649,304
Available for grant at June 30, 2016:	26,981,258

During the first half year of 2016, the Company issued 2,369,574 freely tradable shares to various directors and officers under the 2008 Plan, in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2015 and first quarter of 2016 in shares of the Company including the 500,000 shares issued as part of the Severance and Independent Contractor Agreement of one of our former officers.

Stock option activity is set forth below:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2015	35,864,077	$1.15
Granted in 2016	-	-
Exercised (with delivery of shares)	-	-
Forfeitures (Pre-vesting)	(3,780,700)	$1.05
Expirations (Post-vesting)	(12,434,073)	$1.74
Exchanged for Cashless exercise	-	-
Outstanding as of June 30, 2016	19,649,304	$1.05

At June 30, 2016, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was approximately $918,749, compared to $5,854,531 for the same period in 2015, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Provision for income taxes	$9,178	$111,450	$19,107	$42,958

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities.

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Two largest customers	87.4%	87.4%	86.7%	83.3%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Europe	92.3%	16.6%	91.8%	26.3%
All other (non-European) countries	7.7%	83.4%	8.2%	73.7%
	100.0%	100.0%	100.0%	100.0%

Note 9. Advance Purchase Payment on "Assets held for Sale"

As provided by the terms of the previous Agreement with the prospective suitor for ValidSoft the Company previously received $500,000 loaned by the prospective buyer and $200,000 in working capital contributions which may be rolled into the Company’s 9% Note and Warrant private financing. The 9% Note and Warrant will contain the same terms as those in the notes and warrants issued in the Company’s private financing. However, as the company still believes that the sale agreement may still be executed, and therefore the receipt of the $700,000 has been accounted for separately on the liability side of the balance sheet under the newly created ‘line-item’: “Advance Purchase Payment on “Assets held for Sale”.

Note 10. Subsequent Events

On August 15, 2016 the Company entered into the second amendment to the credit agreement dated November 17, 2014 with Corbin Mezzanine Fund I, L.P. and Atalaya Administrative LLC as administrative agent and collateral agent for Corbin Mezzanine Fund I.  Under the second amendment, the senior secured lender increased the loan facility by $1,200,000, waived the Company’s existing defaults under the financial covenants and reset the agreed maturity date to December 31, 2016, among other changes.

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

Operational Highlights:

•	Improved Productivity: Revenue to headcount metric increases from $47,000 (Q4 2015) to $87,000 (Q2 2016) reflecting both subscriber increases and lower costs;

•	Programs initiated within Company’s largest customer to increase subscribers in their second digital brand and subscriber count has grown for three successive months;
•	New Contract initiatives: Previously announced (2011) Brazilian channel partnership reactivated, major bid activities in process addressing our mobile cloud platform services (ETAK);
•	Previously announced security and authentication cloud platform services (ValidSoft) channel partners moved to early stage market sales;
•	Major bid progress in the Middle East among existing customers and prospective new customers in new territories;
•	Product Differentiation: Secured patent(s) which allows the Company to migrate subscribers from a given network to our own network without the need for the subscribers to change their Subscriber Identity Module (“SIM”) card. This allows for a seamless and, for the subscriber, a completely transparent migration — eliminating the associated churn and severely reducing post migration issues in addition to yielding savings by not having to issue new SIM cards. This represents a critical step in the “uberization” of mobile communications, where the customer controls the network.

•	Fraud prevention capabilities enhanced through call-forensics analysis patent. This capability uses audio frequency measurements to detect fraudulent call-forwarding, whereby our voice biometrics engine detects different frequencies between mobile and landline phones identifying anomalies, including “call-forwarding” fraud targeted at banking transactions. In addition, anonymous correlation system patent allows privacy-friendly location/transaction correlation to reduce or prevent fraud using “skimmed cards” — through multi-factor authentication, meaning that we can detect locations and patterns of usage and transactions to determine if there is activity that is not normal and therefore may be fraudulent.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the six months ended June 30, 2016.

Comparison of three and six months ended June 30, 2016 and 2015.

Revenue

Revenue for the three months ended June 30, 2016, was $3,267,146, a $15,977,237 or 83% decrease compared with $19,244,383 for the comparable three months in 2015. A negative EUR vs. USD currency impact of $404,908 accounted for 3% of the variance. The remaining $15,572,329 decrease in revenue was mainly caused by the full release of deferred revenue of $11,571,458 related to the termination of the contract with Iusacell as well as compensation paid by Iusacell in June 2015 for the termination of the contract. Revenue for the three months ended 2015, excluding Iusacell, was $3,846,096.

Revenue for the six months ended June 30, 2016, was $6,540,692, a $17,716,707 or 73% decrease compared to $24,257,399 for the six month period in 2015 offset by a negative EUR vs. USD currency impact of $279,299. The decrease in revenue was the result of the full recognition of deferred revenue related to the termination of the Iusacell contract in June 2015. In total the Iusacell related revenue reported in the first half year of 2015 was $16,583,235. Revenue for the six months ended 2015, excluding Iusacell, was $7,674,164.

	Three months ended
	2016	2015	Variance
Revenues	$3,267,146	$19,244,383	$(15,977,237)

	Six months ended
	2016	2015	Variance
Revenues	$6,540,692	$24,257,399	$(17,716,707)

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

	Three months ended
	2016	2015	Variance
Revenues	$3,267,146	$19,244,383	$(15,977,237)
Cost of service (excluding depreciation and amortization)	978,727	1,440,914	(462,187)
Margin (excluding depreciation and amortization)	$2,288,419	$17,803,469	$(15,515,050)

Cost of service for the three month period ended June 30, 2016 was $978,727, a decrease of $462,187 or 32%, compared to $1,440,914 for the three month period ended June 30, 2015. The decrease in cost of service was primarily the result of reductions of cash and non-cash stock based employee compensation ($149,487), and a decrease in the cost of mobile bundled services ($312,700). The impact of a lower EUR vs. USD exchange rate in 2015 was ($11,247).

	Six months ended
	2016	2015	Variance
Revenues	$6,540,692	$24,257,399	$(17,716,707)
Cost of service (excluding depreciation and amortization)	2,104,427	3,309,760	(1,205,333)
Margin (excluding depreciation and amortization)	$4,436,265	$20,947,639	$(16,511,374)

Cost of service for the six month period ended June 30, 2016 was $2,014,427, a decrease of $1,205,333 or 36%, compared to $3,309,760 for the same period in 2015.

The negative impact of the higher EUR versus USD exchange rate in 2015 for the six months was $37,104.

The decrease was primarily related to a decrease in cost of mobile bundled service business and network of $715,522, decrease in cost of service related management & personnel expenses of $487,502 and a minor reduction of $2,309 in non-cash related expenses.

Product Development

Product development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and ET BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis over the expected useful life of the software. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the three month periods ended June 30, 2016 and 2015, the Company capitalized $444,563 and $1,114,332, respectively. For the six month periods ended June 30, 2016 and 2015, the Company capitalized $937,560 and $2,289,359, respectively.

Product development costs for the three month periods ended June 30, 2016 and 2015, were $808,901 and $1,490,683, respectively, a decrease of $681,782 or 46%. The decrease for the three month period was primarily a result of reduced management & personnel expenses $1,287,084 in 2016 compared to 2015. For the six month periods ended June 30, 2016 and 2015, product development costs were $2,098,902 and $2,526,804, respectively, a decrease of $427,902 or 17%. The decrease for the six months was attributable to the reduced use of consultants and the re-allocation of certain staff to other functions ($1,851,662) and minor increase of non-cash related compensation expenses $71,961. A higher EUR vs. USD exchange rate in 2015 negatively impacted the result by $15,625.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three month periods ended June 30, 2016 and 2015 were $345,732 and $336,960, respectively, an increase of $8,772 or 3%.

For the six month period ended June 30, 2016 and 2015 Sales and marketing expenses were $887,673 and $999,120, respectively, a decrease of $111,447 or 11%. When adjusted for the negative impact of the higher EUR versus USD exchange rate in 2015 of $23,817, the decrease was $135,264 caused by reduced third party PR and general marketing related expenses.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and Administrative expenses for the three month period ended June 30, 2016 and 2015 were $2,187,189 and $2,664,281, respectively, a decrease of $477,092 or 18%. For the six month period ended June 30, 2016 and 2015 were $5,680,885 and $5,625,377, respectively, an increase of $55,508 or 1%. The increase General and Administrative expenses included severance costs for the three months and six months periods totaling $200,724 and $832,948, respectively.

The impact of the EUR versus USD exchange rate in 2016 for the three months ended June 30, 2016 was $94,365 positive and for the six months ended June 30, 2015 was $106,480 negative. General and Administrative expenses adjusted for this exchange rate effect decreased for the three months and six months periods by $382,727 and $50,972, respectively.

The decrease in General and Administrative expenses is primarily the result of the cost reduction measures that started during the fourth quarter of 2015, including reductions in staff levels and corporate expenses.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to staff and management;
•	the expensing of the shares issued under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;
•	the expensing of restricted shares issued for consultancy services.

For the three month period ended June 30, 2016 and 2015, we recognized share-based compensation expense of $362,107 and $752,510, respectively, a decrease of $390,403 or 52%.

For the six month period ended June 30, 2016 and 2015, we recognized a share-based compensation expense of 1,306,131 and $1,584,323, respectively, a decrease of $278,192 or 18%.

In the following table we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	Three months ended June 30,
	2016	2015	Variance
Cost of service	$8,629	$31,016	$(22,387)
Product Development	37,336	101,803	(64,467)
Sales and Marketing	4,406	18,269	(13,863)
General and Administrative	311,736	601,422	(289,686)
Total	$362,107	$752,510	$(390,403)

	Six months ended 30,
	2016	2015	Variance
Cost of service	$80,070	$82,379	$(2,309)
Product Development	366,906	294,945	71,961
Sales and Marketing	91,687	51,617	40,070
General and Administrative	767,468	1,155,382	(387,914)
Total	$1,306,131	$1,584,323	$(278,192)

Depreciation and Amortization

Depreciation and amortization expenses for the three month period ended June 30, 2016 was $1,113,947, a decrease of $631,087 or 36%, compared to $1,745,034 for the same period in 2015. The total depreciation and amortization expenses for the six months period ended June 30, 2016 was $2,211,551, a decrease of $1,279,630 or 37%, compared to $3,491,181 for the same period in 2015. The decrease for the three and six month period is primarily the result of the impairment for assets held and used at the end of 2015 and the termination of the depreciation and amortization of the Assets Held for Sale.

Interest Income and Expense

Interest income for the three month periods ended June 30, 2016 and 2015 was $24,611 and $22,587, respectively an increase of $2,024 or 9%. Interest income for the six month periods ended June 30, 2016 and 2015 was $50,547 and $52,859, respectively a decrease of $2,312 or 4%. Interest income consists of interest received on bank balances and interest charged to customers for extended payment terms.

Interest expense for the three month periods ended June 30, 2016 and 2015, was $296,473 and $555,826, respectively, a decrease of 259,353 or 47%. Interest expense for the six month periods ended June 30, 2016 and 2015, was $602,772 and $923,166, respectively, a decrease of 320,394 or 35%. Lower levels of interest expense were the result of the partial repayment of the Libor +10% 3rd Party Loan that occurred during the second quarter of 2015.

Interest Expense Related to Debt Discount Accretion

For the three months ended June 30, 2016 and 2015, interest expenses related to debt discount accretion were $261,345 and $403,679, respectively a decrease of $142,334 or 35%. For the six months ended June 30, 2016 and 2015, interest expenses related to debt discount accretion were $613,144 and $467,651, respectively an increase of $145,493 or 31%. This increase is related to the closings of the 9% Unsecured Subordinated Convertible Promissory Note. Due to the Company’s decision to lower the exercise price for the investors and agent warrants the interest expense related to debt discount accretion was increased by $94,979.

Changes in derivative liabilities

For the three months ended June 30, 2016 and 2015, changes in the fair value of derivative liabilities for the three month period ended June 30, 2016 and 2015, was $140,950 compared to $149,203 respectively , a decrease of $8,253 or 6%. Changes in derivative liabilities for the six month period ended June 30, 2016 and 2015, was $659,936 compared to $395,905 respectively , an increase of $264,031 (gain) or 67%.

Change in Fair Value of Conversion Feature

In December 2015, we consummated two closings of our private placement offering, the 9% Unsecured Subordinated Convertible Promissory Note (“the Promissory Note”) and in 2016 we closed an additional ten closings. The Promissory Note contains elements which require liability accounting for the conversion feature. We have calculated the fair market value for the conversion feature at issuance and performed a mark-to-market adjustment as of each quarter end and have an cumulative change in fair value compared to the initial valuation amounting to $68,034 which was accounted for through the profit and loss accounts in 2015 and 2016. There was no conversion feature liability in the first six months of 2015.

Change in Fair Value of Warrant Liabilities

We have calculated the fair market value for the warrant liability at issuance and performed a mark-to-market as of each quarter ending and have an cumulative change in fair value compared to the initial valuation amounting to $495,944 and was accounted for through the profit and loss accounts in 2015 and 2016. There was no warrant liability in the first six months of 2015.

The fair market value of the conversion feature and warrant liability was determined by a third party valuation expert using a Monte-Carlo Simulation model.

Gain on extinguishment of debt

Gain on extinguishment of debt for the three and six month periods ended June 30, 2016 was $0. In the first quarter of 2015 the Company recorded $2,475,799 as a gain on extinguishment of debt.

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

Other Income and (Expense)

Other income & (expense) for the three month period ended June 30, 2016 is an expense of $109,080 and the six months period ended June 30, 2016 is an income of $112,560 and represents the unrealized exchange rate losses related to the 2014 10% + libor 3rd Party Loan against the primary functional currency (EURO) of the company.

Amortization of Deferred Financing Costs

Amortization of deferred financing cost was $145,366 for the three months period ended June 30, 2016, a decrease of $217,479 or 60%, compared to $362,845 for the three month period ended June 30, 2015. For the six months period ended June 30, 2016 and 2015, the deferred financing costs were $282,295 and $425,347 respectively.

Provision (Benefit) Income taxes

Income tax provision for the three month period ended June 30, 2016 was $9,178, compared to an income tax provision of $ 111,450 for the same period in 2015. Income tax provision for the six month period ended June 30, 2016 was $19,107, compared to an income tax provision of $42,958 for the same period in 2015.

Net Loss

Net loss for the six month period ended June 30, 2016, was ($(7,137,021)), a decrease of $14,533,766, compared to the income of $ 7,396,745 for the same period in 2015. This decrease was mainly caused by the full release of deferred revenue of $11,571,458 related to the termination of the contract with Iusacell in 2015 as well as compensation paid by Iusacell for termination of the contract.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as part of other comprehensive (loss) Income, which amounted to a loss of $345,478 and an income of $508,818 for the three month periods ended June 30, 2016 and 2015, respectively. The foreign currency translation for the six month periods ended June 30, 2016 was a loss of $4,264, compared to a loss of ($1,203,620) for the same period in 2015. This change is primarily attributable to the translation effect resulting from the strong fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net loss of $7,137,021 for the six month period ended June 30, 2016 and had an accumulated deficit of $262,772,552 as of June 30, 2016.

The Company’s financial statements through June 30, 2016 continue to be materially impacted by a number of events:

•	the modification of the November 17, 2014 Atalaya/Corbin Capital credit agreement following the default position of the Company;

•	the default by Cross River Investments (“CRI”) to the definitive agreement dated February 18, 2016 to complete the acquisition of ValidSoft by no later than March 21, 2016; and

•	the restructuring of the Company.

The substantial three phase restructuring plan which commenced in the fourth quarter of 2015, was designed to align actual expenses and investments with current revenues as well as introduce new executive management.

The first phase of the restructuring plan encompassed fourth quarter 2015 and first quarter 2016. The second phase of the restructuring plan impacted second quarter 2016 results with a $0.2 million in workforce reduction expenses primarily related to employee severances. Total workforce related restructuring charges to-date is $2.1 million.

The annualized savings in ongoing operating expenses following the first and second phase of restructuring through the second quarter 2016, is approximately $6.6 million related to reduction in full-time equivalent (FTE) headcount. At the end of second quarter 2016, FTE headcount was 154, down from 265 prior to the three phase restructuring program and more sustainably aligned with current revenues. Included in the headcount reduction during the first six months of 2016 are 20 FTE that resigned voluntarily.

During the second phase of the restructuring, in addition to its cost reduction initiatives the Company took steps to broaden its revenue focus, pivoting towards additional services including but not limited to recent complementary product initiatives. The benefit of these new revenue initiatives will become apparent in the second half of 2016.

The recent reaffirmation by the Company’s largest customer underscores the quality of the Company’s services and the expectation of adding incremental subscribers.

The planned sale of ValidSoft for the price of $12.5 million was not completed and it is not certain that it will be completed either. The Company has taken steps to enhance the value of ValidSoft including but not limited to reducing/eliminating cash burn and integrating sales opportunities between the security features and the mobility platform. The Company continues to pursue any and all opportunities to monetize the ValidSoft investment as a source of additional cash and in the event that the subsidiary is sold, there will be opportunities to license and/or cross sell certain capabilities to the benefit of all parties.

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

During the second quarter 2016, the Company signed a non-binding definitive term sheets with prospective Lenders, which were expected to have resulted in an injection of immediate working capital and establish a basis for raising additional capital in support of both its restructuring and new growth initiatives. A series of delays beyond the control of the Company, caused by seemingly inconsequential factors, has cast substantial doubt on whether this funding can be counted upon to ease the financial stress on the Company.

The current senior Lender, Atalaya, has been informed and continues to work with the Company to find solutions including but not limited to proposed issuances of new equity, warrant and option solicitations and interim sources of capital. Until such new capital is secured and the senior Lender has been assured of satisfactory payoff, the Company is primarily responsible to this debtholder. The Company’s largest customer has been informed of the critical need to secure additional sources of capital during the third quarter 2016 and is working constructively in support of these initiatives. Effective August 15, 2016, Atalaya has increased its loan to the Company by an additional $1.0 million. As a condition of the funding of the increase, the largest customer has provided a comfort letter indicating its desire to increase its business with the Company.

The cash balance of the Company at June 30, 2016 was $237,196. Additional capital is required during the third quarter 2016 to cover working capital deficiencies and restructuring costs. The incremental loan provides vital liquidity in the short term and the Company is pursuing additional capital.

In addition to pursuing other sources of debt and equity financing, the Company continues to evaluate strategic alternatives related to ValidSoft, including, but not limited to, cross-licensing arrangements in the event of divestiture. Several investment groups have expressed interest in acquiring the subsidiary, and the Company believes that the divestiture of ValidSoft, could generate sufficient cash to fully repay Atalaya, the senior lender, and fund the necessary working capital requirements including restructuring costs. The Company is evaluating and potentially integrating certain product capabilities of ValidSoft within its mobile telephony product portfolio and is expanding its pipeline of revenue opportunities accordingly. The Company expects that ValidSoft revenues may benefit from access to the Company’s existing customer base and subscribers and is evaluating potential co-marketing synergies, which could stay in force even in the event of a divestiture of the ValidSoft subsidiary.

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

As of June 30, 2016, these events combined with the delays in the divestiture of ValidSoft raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The additional $1 million of capital provided by Atalaya on August 15th is intended as short-term bridge financing to help the Company complete an issuance of equity and/or divest assets.

The Company is seeking approval from its stockholders at its Annual General Meeting scheduled August 16, 2016 for several proposals which will be important for future equity financing activity. These proposals summarized below in Part II – Other Information Item 5, include but are not limited to an increase in the number of authorized shares of common stock and approval to effect a reverse stock split, should management deem it necessary.

Operating activities

	Six months ended June 30,
	2016	2015

Net (loss) / income	$(7,137,021)	$7,396,745
Adjustments to reconcile net loss to net cash used in operating activities:	3,360,885	5,096,065
	(3,776,136)	12,492,810

Changes in operating assets and liabilities:	2,404,123	(2,196,980)
Net cash (used in) provided by operating activities	$(1,372,013)	$10,295,830

As a result of the above, cash used in operating activities was $1,372,013 for the six months ended June 30, 2016 compared to net cash provided by operating activities of $10,295,830 for the six months ended June 30, 2015.

Investing activities

Net cash used in investing activities for the six months ended June, 2016 was $1,329,611, a decrease of $2,783,697, or 68% compared to $4,113,308 in the same period in 2015. This change is mainly the result of the decrease in the capitalization of product development costs totaling $1,351,799 and lease installments ($1,173,072).

Financing activities

Net cash provided by (used in) financing activities for the six month ended June 30, 2016 and 2015 was $2,567,653 and ($7,988,917), respectively. In June 2015, anticipatory to an amendment of the original credit agreement combined with the receipt of the Iusacell settlement payment, the company transferred $10,100,000 towards the lenders pending the closing of the amendment of the credit agreement.

During the first six month of 2016 the Company received $2,273,000 as proceeds from the 9% Unsecured Subordinated Convertible Promissory Note, $450,000 was received as an advance purchase payment on "Assets held for Sale" during the first quarter of 2016 and during the second quarter of 2016 $350,000 was received as advance for a subordinated short term loan.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents for the six month period ended June 30, 2016 was $1,917, compared to $1,134,760 for the same period in 2015. The relatively large impact of exchange rate on cash during the first half year of 2015 was caused by strong fluctuations in Euro / Dollar exchange rates during that reporting period and the relatively large movements in account balances due to the Iusacell settlement.

As a result of the above activities, for the six month ended June 30, 2016, we had cash and cash equivalents of $237,196, a net decrease in cash and cash equivalents of 132,054 since December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits may have a material effect on the Company’s financial position, liquidity, and/or results of operations. During this quarter, there was a material development in our litigation with Telnicity as described below.

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

An action Telnicity LLC v. Elephant Talk North America Corp., and Elephant Talk Communications Corp., No. CV-2015-989 (the “OK Action”), was filed on June 5, 2015 in the state courts of Oklahoma. The Company has filed an action in the New York State Supreme Court, New York County, captioned Elephant Talk Communications Co. and Elephant Talk North America v. Telnicity LLC, Index No. 651601/2015 (the “NY Action). The original petition filed in Oklahoma was dismissed based upon a forum clause requiring litigation in New York. On October 26, 2015, Telnicity filed an amended petition in Oklahoma seeking money damages in the amount of ten million dollars for breach of contract and fraud, plus interest, costs and attorney’s fees. The Company has moved to dismiss the OK Action in favor of the NY Action on jurisdictional grounds which was denied on June 8, 2016. The Company is evaluating its options with respect to appealing that decision. The Company believes that the OK Action is without merit and intends to vigorously defend against it.

The NY Action alleges breach of contract against Telnicity LLC and seeks money damages in the amount of two million dollars, plus interest, costs, and attorneys’ fees. Telnicity’s counsel in the NY Action moved to dismiss the NY Action, which the Company opposed. On December 10, 2015, the NY Court denied the motion to dismiss and stayed further proceedings pending the decision of the OK court regarding dismissal of the OK Action. Telnicity’s counsel moved to withdraw from the NY Action, which the Court granted on June 28, 2016. Telnicity must appear before the Court on Tuesday, August 17, 2016, either via an authorized agent or via new counsel, or it will be in default in the NY Action. Telnicity has not submitted an answer to the Company’s complaint in the NY Action, and it is possible that at such time as Telnicity does answer it will assert counter-claims against the Company.

The Company expects that once the jurisdictional litigation is resolved, the substantive dispute will be litigated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company has scheduled its 2016 annual meeting of stockholders (the “2016 Annual Meeting”) for August 16, 2016.The shareholders will vote on the following:

1.	To elect Messrs. Robert H. Turner, Robert Skaff, Roderick de Greef and Yves van Sante as directors (the “Director Nominees”) to serve on the Company’s Board of Directors (the “Board”) for a one-year term that expires at the 2017 Annual Meeting of Stockholders, or until their successors are elected and qualified;
2.	To ratify the appointment by the Board of Squar Milner LLP (the “Auditor”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016;
3.	To consider and vote upon an amendment (the “IA Amendment”) to Part A of Article IV of the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), from 250,000,000 to 500,000,000 (the “IA Proposal”);
4.	To consider and vote upon an amendment (the “Reverse Split Amendment”) to Part A of Article IV of the Certificate of Incorporation to effect a reverse stock split of the Common Stock at a ratio of between one-for-ten and one-for-twenty five with such ratio to be determined at the sole discretion of the Board (the “Reverse Split”) and with such Reverse Split to be effected at such time and date, if at all, as determined by the Board in its sole discretion (the “Reverse Split Proposal”);
5.	To consider and vote upon an amendment (the “Name Change Amendment”) to our Certificate of Incorporation to change the name of the Company from “Elephant Talk Communications Corp.” to “Pareteum Corporation,” such name change to occur at such time and date, as determined by the Board in its sole discretion (the “Name Change Proposal”); and
6.	To transact such other business as may properly come before the Meeting or any adjournment thereof.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2	Certification of the principal accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEPHANT TALK COMMUNICATIONS CORP.

Date: August 15, 2016	By	/s/ Hal Turner
Hal Turner
Executive Chairman
(Principal Executive Officer)

Date: August 15, 2016	By	/s/ Erik Kloots
Erik Kloots
Vice President Finance
(Principal Accounting Officer)