Form 10-Q
period 2016-09-30
PARETEUM Corp
filed 2016-11-14
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

000-30061

(Commission file No.)

PARETEUM CORPORATION

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

Yes  ☐    No  ☒

As of October 31, 2016, there were 180,035,924 shares of the Company’s common stock outstanding

PARETEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$977,106	$369,250
Financing receivable	-	272,425
Restricted cash	751,125	246,151
Accounts receivable, net of an allowance for doubtful accounts of $0 at September 30, 2016 and $269,608 at December 31, 2015	633,322	1,112,032
Prepaid expenses and other current assets	1,102,532	2,016,236
Total current assets	3,464,085	4,016,094

NON-CURRENT ASSETS

OTHER ASSETS	1,174,990	473,893

PROPERTY AND EQUIPMENT, NET	10,625,429	13,051,375

INTANGIBLE ASSETS, NET	-	258,630

ASSETS HELD FOR SALE	-	4,564,972

GOODWILL	-	3,027,422

TOTAL ASSETS	$15,264,504	$25,392,386

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	3,374,877	2,639,863
Obligations under capital leases (current portion)	37,232	310,403
Deferred Revenue	589,480	1,259,545
Accrued expenses and other payables	5,943,734	5,031,712
9% Unsecured Subordinated Convertible Promissory Note (current portion net of Debt Discount and Debt Issuance)	327,800	-
2014 10% + libor 3rd Party Loan (net of Debt Discount and Debt Issuance)	5,854,020	5,580,277
Total current liabilities	16,127,143	14,821,800

LONG TERM LIABILITIES
Derivative liabilities	3,337,077	945,618
Non-current portion of obligation under capital leases	-	5,621
Other long term liabilities	221,339	260,290
9% Unsecured Subordinated Convertible Promissory Note (net of Debt Discount and Debt Issuance)	903,054	238,829
Non-current portion of deferred revenue	1,081,139	1,066,687
Total long term liabilities	5,542,609	2,517,045

Total liabilities	21,669,752	17,338,845

Commitments and Contingencies (See Notes)	-	-

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 149 issued and outstanding as of September 30, 2016	1,360,571	-
Common Stock $0.00001 par value, 500,000,000 shares authorized, 171,151,073 issued and outstanding as of September 30, 2016 and 161,376,387 shares issued and outstanding as of December 31, 2015	273,407,563	269,470,165
Accumulated other comprehensive loss	(5,368,884)	(5,789,975)
Accumulated deficit	(275,810,853)	(255,635,531)
Elephant Talk Communications, Corp. stockholders' (deficit) equity	(6,411,603)	8,044,659

NON-CONTROLLING INTEREST	6,355	8,882
Total stockholders' (deficit) equity	(6,405,248)	8,053,541

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$15,264,504	$25,392,386

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) / INCOME

(UNAUDITED)

	Three months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
REVENUES	$3,170,596	$3,485,624	$9,711,288	$27,743,023

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	892,069	1,361,347	2,996,496	4,671,107
Product development	667,788	1,030,143	2,766,690	3,556,947
Sales and marketing	206,632	640,680	1,094,305	1,639,800
General and administrative	3,303,851	2,485,671	8,984,736	8,111,048
Depreciation and amortization of intangibles assets	1,108,553	1,781,478	3,320,104	5,272,659
Impairment for assets held and used	850,985	-	850,985	937,835
Impairment of goodwill	3,228,930	-	3,228,930	-
Loss on sale of assets	1,746,905	-	1,746,905	-
Total cost and operating expenses	12,005,713	7,299,319	24,989,151	24,189,396

(LOSS) INCOME FROM OPERATIONS	(8,835,117)	(3,813,695)	(15,277,863)	3,553,627

OTHER INCOME (EXPENSE)
Interest income	24,700	28,054	75,247	80,913
Interest expense	(253,509)	(280,182)	(856,281)	(1,203,348)
Interest expense related to debt discount and conversion feature	(2,319,679)	(125,086)	(2,932,823)	(592,737)
Changes in derivative liabilities	(735,902)	-	(75,966)	395,905
(Loss) / gain on Extinguishment of Debt	(443,426)	-	(443,426)	2,475,799
Other income and (expense), net	101,328	82,760	213,888	(953,258)
Amortization of deferred financing costs	(568,246)	(41,224)	(850,541)	(466,571)
Total other income (expense)	(4,194,734)	(335,678)	(4,869,902)	(263,297)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(13,029,851)	(4,149,373)	(20,147,765)	3,290,330
provision for income taxes	8,450	6,964	27,557	49,922
NET (LOSS) / INCOME	(13,038,301)	(4,156,337)	(20,175,322)	3,240,408

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation gain / (loss)	425,354	(64,444)	421,091	(1,268,064)
COMPREHENSIVE (LOSS) / INCOME	$(12,612,947)	$(4,220,781)	$(19,754,231)	$1,972,344

Net (loss) income per common share and equivalents - basic	$(0.08)	$(0.03)	$(0.12)	$0.02

Net (loss) income per common share and equivalents - diluted	$(0.08)	$(0.03)	$(0.12)	$0.02

Weighted average shares outstanding during the period - basic	165,692,708	160,161,678	164,078,698	157,153,104

Weighted average shares outstanding during the period - diluted	165,692,708	160,161,678	164,078,698	158,340,437

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(20,175,322)	$3,240,408
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,320,104	5,272,659
Provision for doubtful accounts	-	-
Stock based compensation	2,102,440	2,521,424
Change in fair value of warrant liability	75,966	(395,905)
Amortization of deferred financing costs	850,541	466,571
Interest expense relating to debt discount and conversion feature	2,932,823	592,737
Other income and (expense), net	(213,888)	953,258
Loss/(Gain) on Extinguishment of Debt	443,426	(2,475,799)
Impairment for assets held and used	850,985	937,835
Impairment of goodwill	3,228,930	-
Loss on sale of assets	1,746,905	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	786,606	5,299,888
Decrease in prepaid expenses, deposits and other assets	1,249,263	987,176
Increase in accounts payable and customer deposits	708,252	1,820,596
Decrease in deferred revenue	(709,896)	(9,007,259)
Increase (decrease) in accrued expenses and other payables	344,568	(1,188,561)
Net cash (used in) provided by operating activities	(2,458,297)	9,025,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,382,127)	(6,725,768)
Advance Purchase Payment on "Assets held for Sale"	450,000	-
Proceeds from sale of assets	2,000,000	-
Net cash provided by (used in) investing activities	1,067,873	(6,725,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing receivable	355,000	2,000,000
Exercise of warrants & options	-	5,861
Financing related fees	(1,427,967)	(150,668)
Principal payment on 2014 10% + libor 3rd Part Loan	(881,809)	(5,500,000)
Proceeds from 9% Unsecured Subordinated Convertible Promissory Note	2,273,000	-
Unsecured promissory note	350,000	-
Gross Proceed from Preferred A Shares issuance	1,490,000	-
Net cash provided by (used in) financing activities	2,158,224	(3,644,807)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(159,944)	300,298
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	607,856	(1,045,249)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	369,250	1,904,160
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$977,106	$858,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$678,138	$1,136,021
Cash paid during the period for income taxes	-	14,771

NON-CASH INVESTING ACTIVITIES:

Note receivable from sale of assets	$1,000,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

UNAUDITED

Note 1. Financial Condition

As reflected in the accompanying consolidated financial statements, the Company reported net loss of ($20,175,322) for the nine month period ended September 30, 2016 and had an accumulated deficit of ($275,810,853) as of September 30, 2016.

The Company’s financial statements through September 30, 2016 were materially impacted by a number of events:

•	Divestiture of ValidSoft, on September 30, 2016, through a management buyout;

•	Financing activity related to issuance of preferred shares and increase in note payable with its senior secured lender;

•	the settlement with Cross River Investments (“CRI”) to issue 4.4 million common shares related to the previous advance paid in relation to the planned divestiture of ValidSoft; and

•	the restructuring of the Company.

The substantial three phase restructuring plan (the “Plan”) was completed in the third quarter 2016. The Plan which commenced in the fourth quarter of 2015 was designed to align actual expenses and investments with current revenues as well as introduce new executive management.

The first and second phase of the Plan encompassed fourth quarter 2015 through second quarter 2016. The third and final phase of the Plan impacted third quarter 2016 results with $0.6 million in workforce reduction expenses primarily related to employee severances. Total workforce related restructuring charges to-date is $2.7 million including non-cash charges of $0.7 million.

The annualized savings in ongoing operating expenses following the three phases of restructuring through the third quarter 2016 is approximately $10.0 million related to reduction in full-time equivalent (FTE) headcount. At the end of third quarter 2016, FTE headcount was 82, down from 265 prior to the three phase restructuring program and more sustainably aligned with current revenues. Included in the headcount reduction during the first nine months of 2016 are 59 FTEs that resigned voluntarily.

During the second and third phases of the restructuring, in addition to its cost reduction initiatives, the Company took steps to broaden its revenue focus, pivoting towards additional services including but not limited to recent complementary product initiatives.

The reaffirmation by the Company’s largest customer, during the third quarter, underscores the quality of the Company’s services and the expectation of adding incremental subscribers.

The Company suffered a liquidity crunch during the third quarter and its senior lender provided an additional $1.2 million in funding. The maturity date for the loan was changed to December 31, 2016 and a series of premiums were established as incentives to encourage the Company to pay off the outstanding loan prior to December 31, 2016.

The sale of ValidSoft at the end of the third quarter for the price of $3.0 million was completed and the Company received $2.0 million in cash and a $1.0 million promissory note. The $2.0 million in cash was used to pay down the senior secured loan.

As part of the expired agreement with the prospective suitor for ValidSoft, the Company received $700,000 in 2016, and during the third quarter the Company issued 4.4 million common shares to CRI in full settlement.

During the second quarter 2016, the Company signed a non-binding definitive term sheets with prospective Lenders, which were expected to have resulted in an injection of immediate working capital and establish a basis for raising additional capital in support of both its restructuring and new growth initiatives. A series of delays beyond the control of the Company raised substantial doubt on whether this funding could be counted upon to ease the financial stress on the Company and in cooperation with its senior lender these negotiations were terminated in the third quarter.

The current senior Lender, Atalaya, continues to work with the Company to find solutions including but not limited to proposed issuances of new equity, warrant and option solicitations and interim sources of capital. Until such new capital is secured and the senior Lender has been assured of satisfactory payoff, the Company is primarily responsible to this debtholder. The Company’s largest customer is fully aware of the critical need to secure additional sources of capital and is working constructively in support of these initiatives. Effective August 15, 2016, Atalaya has increased its loan to the Company by an additional $1.2 million. As a condition of the funding of the increase, the largest customer has provided a comfort letter indicating its desire to increase its business with the Company.

The cash balance of the Company at September 30, 2016 was $ 977,106. Additional capital is required during the fourth quarter 2016 to cover working capital deficiencies. The incremental loan during the third quarter provided vital liquidity in the short term and the Company is pursuing additional capital.

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

As of September 30, 2016, the completion of the restructuring and divestiture of ValidSoft dramatically improve the pro forma operating results for the Company. However, until the maturity date of the senior debt is extended and/or substantial new equity capital is secured, doubt remains concerning the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The additional $1.2 million of capital provided by Atalaya on August 15, 2016 is treated as short-term bridge financing to help the Company complete an issuance of equity and/or divest assets.

Note 2. Description of Business, Basis of Presentation and Use of Estimates

Business overview

Pareteum Corporation (formerly known as Elephant Talk Communications Corp.) and its subsidiaries (also referred to as “the Company” or “Pareteum”) provide a complete cloud platform, utilizing mobile, messaging and security capability. The Company’s technology is particularly relevant for the increasingly mobile customer communications and the growing need for reliable security tools to reduce electronic fraud. The Company enables and secures communications, transactions and applications for the connected world via its globally deployed cloud services.

In addition to traditional communications carriers, Pareteum’s target customer base includes enterprises and financial services companies. Pareteum’s solutions for mobility and security drive value for the business customer for both ‘per user’ and ‘per transactions’ based revenue, as well as revenue-share and gain-share participation.

The Company’s product platform is designed to:

•	Reduce costs

•	Increase revenues

•	Enable businesses to scale

•	Deliver stronger security

•	Enable the creation of new brands and applications

•	Enhance customer service

Pareteum’s intellectual property including Company software, source codes and licenses are proprietary and protected by international copyright. Pareteum also has a patent and patent applications.

Pareteum owns and manages all the core elements of its platform enabling the business to package and market solutions in combination or independently.

Basis of Presentation of Interim Periods

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016, referred to as our 2015 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 2, “Business and Summary of Significant Accounting Policies,” of our 2015 Annual Report. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2016.

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

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Prepaid expenses and other current assets	September 30,	December 31,
	2016	2015
Recurring & Non recurring prepaid expenses	$465,998	$1,387,905
VAT	636,534	621,286
Inventory SIM cards	-	7,045
	$1,102,532	$2,016,236

Other Assets	September 30,	December 31,
	2016	2015
Long term deposits	$174,990	$285,404
Note receivable ValidSoft sale	1,000,000	-
Due from third parties	-	188,489
	$1,174,990	$473,893

Property and equipment	September 30,	December 31,
	2016	2015
Furniture & fixtures	$211,361	$253,782
Computer, communications and network equipment	23,404,783	22,927,827
Software	3,788,664	3,651,222
Automobiles	12,679	37,428
Construction in progress	1,233,423	904,408
Acc. Depreciation Property & Equipment	(18,025,481)	(14,723,292)
	$10,625,429	$13,051,375

Property and equipment - Assets Held for Sale	September 30,	December 31,
	2016	2015
Furniture & fixtures	$-	$29,605
Computer, communications and network equipment	-	63,216
Software	-	2,255,695
Construction in progress	-	395,585
Acc. Depreciation Property & Equipment	-	(772,799)
	$-	$1,971,302

Intangible Assets	September 30,	December 31,
	2016	2015
Customer Contracts, Licenses , Interconnect & Technology	$-	$1,016,152
Accumulated amortization Customer Contracts, Licenses, Interconnect & Technology	-	(757,522)
	$-	$258,630

Intangible Assets - Assets Held for Sale	September 30,	December 31,
	2016	2015
Validsoft IP & Technology	$-	$12,930,083
Accumulated amortization Validsoft IP & Technology	-	(10,336,413)
	$-	$2,593,670

Goodwill	September 30,	December 31,
	2016	2015
Goodwill ValidSoft Ltd	$-	$2,659,866
Goodwill Morodo Ltd.	-	177,155
Goodwill Telnicity	-	190,401
	$-	$3,027,422

Accrued expenses and other payables	September 30,	December 31,
	2016	2015
Accrued Selling, General & Administrative expenses	$3,922,699	$3,648,920
Accrued cost of service	352,541	297,370
Accrued taxes (including VAT)	1,038,186	708,002
Accrued interest payable	220,799	199,104
Other accrued expenses	61,362	178,316
Advance subordinated short term loan	348,147	-
	$5,943,734	$5,031,712

2014 10% + libor 3rd Party Term Loan Agreement	September 30,	December 31,
(Maturing March 2017 (including Provisioned Extension))	2016	2015
2014 10% Term Loan (principal amount)	$5,618,191	$6,500,000
Repayment Premium	1,427,059	-
Deferred Exit Fee	198,051	57,176
Deferred Financing Costs	(278,882)	(343,130)
Debt Discount - Original Issue Discount	(66,643)	(132,567)
Debt Discount - Warrants	(1,043,756)	(501,202)
	$5,854,020	$5,580,277

Breakdown of the 9% Unsecured Subordinated Convertible Promissory Note

(Maturing December 2018)

	December 31, 2015	Additional Closings (during 2016)	Amortizations (during 2016)	Conversions (during 2016) including accelerated amortization	10% Early Repayment Short Term	September 30, 2016
Convertible Note Principal Amount	$(1,275,000)	$(2,273,000)	$-	$270,000	$327,800	$(2,950,200)
(10% Early Repayment Short Term)	-	-	-	-	(327,800)	(327,800)

Debt Discounts & Financing Costs
Investor Warrants	543,548	1,105,059	(381,865)	(110,869)	-	1,155,873
Conversion Feature value	214,159	296,414	(108,111)	(33,259)	-	369,203
7% Agent Warrants	86,593	144,158	(51,238)	(14,896)	-	164,617
Financing Costs	191,871	274,193	(99,997)	(8,614)	-	357,453
	$(238,829)	$(453,176)	$(641,211)	$102,362	$-	$(1,230,854)

Number of underlying shares for Warrants & Conversion Feature issued in relation with the 9% Unsecured Subordinated Convertible Promissory Note	September 30, 2016	December 31, 2015

Convertible Note	15,246,512	4,250,000
Investor Warrants	11,826,667	4,250,000
7% Agent Warrant	1,655,733	595,000
Total Underlying share commitment	28,728,912	9,095,000

	FMV as of			FMV as of
Fair Market Value Warrants & Conversion Feature	December 31, 2015	Additional closings during 2016	Mark to market adjustment Ytd-2016	September 30, 2016

9% Convertible Note - Investors	$260,398	$296,414	$51,524	$608,336
FMV Conversion Feature	260,398	296,414	51,524	608,336

Lender Warrants	-	769,862	647,041	1,416,903
Investor Warrants	591,473	1,105,059	(545,796)	1,150,736
7% Agent Warrants	93,747	144,158	(76,803)	161,102
FMV Warrant Liabilities	685,220	2,019,079	24,442	2,728,741

Total	$945,618	$2,315,493	$75,966	$3,337,077

During the first quarter of 2016, the Company modified the warrant exercise price from $0.45 to $0.30 to stimulate further subscriptions into the 9% Unsecured Convertible Promissory Note offering, this modification is also applicable to the previous closings. The variance in the modified fair value of the warrants has been calculated to be $220,490. An amount of $125,511 has been allocated to the debt discount of the subsequent closing which will be amortized during the life of the debt. The remainder ($94,979) has been expensed immediately and booked as accretion of debt discounts. During the third quarter of 2016 the Company modified the exercise price from $0.30 to $0.215 to encourage voluntary conversions. The change in fair value of such modification has been accounted for through the income statement.

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

The following tables summarize fair value measurements by level as of September 30, 2016 and December 31, 2015 for and the Company’s liabilities measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$608,336	$608,336
Warrant Liabilities	-	-	2,728,741	2,728,741
Total Derivatives Liabilities	$-	$-	$3,337,077	$3,337,077

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$260,398	$260,398
Warrant Liabilities	-	-	685,220	685,220
Total Derivatives Liabilities	$-	$-	$945,618	$945,618

The Company uses the Monte Carlo valuation model to determine the value of the outstanding warrants and conversion feature from the “Offering”. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert. For part of the warrant liabilities the Company had to make a management estimate as insufficient variables were available in order to determine the value of the particular warrant.

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares common stock. The Company had 171,151,073 shares of common stock issued and outstanding as of September 30, 2016, an increase of 9,774,686 shares from December 31, 2015, largely due to the shares issued in connection with the issuance of 5,116,791 shares as executive staff/officers and directors compensation and/or bonus, 500,000 shares were issued as part of the Severance and Independent Contractor Agreements with one of the former officers of the Company and another 4,157,895 shares were issued as part of the conditions with respect to the amendment of the 10% +LIBOR 3rd Party Loan.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of September 30, 2016 and December 31, 2015 according to the Company’s stock transfer agent’s records were 171,396,973 and 161,622,287, respectively. The difference in number of issued shares recognized by the Company of 171,151,073 amounts to 245,900 and it is the result of the exclusion of the 233,900 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 12,000 treasury shares issued under the former employee benefits plan.

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

For the period ended September 30, 2016, the company issued 149 shares of Preferred Stock, and 149 shares of Preferred Stock are still outstanding. The company accounted for $1,360,571 in Shareholders’ (Deficit) Equity being the net of the gross proceeds of $1,490,000 reduced by $129,429 for legal fees and 8% selling commission for the placement agent.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at September 30, 2016 and December 31, 2015 have been recorded and classified as equity is 40,395,398 and 29,628,865 respectively. As of December 31, 2015, the Company has recorded $685,220 and $2,728,742, at September 30, 2016 in the balance sheet for the warrant liabilities issued in connection with the “Offering” in 2015 and 2016 and a warrant issued in relation with the second amendment of the 10% +Libor 3rd Party Loan. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $0.2481. The table below summarizes the warrants outstanding as of September 30, 2016 and as of December 31, 2015:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	September 30, 2016	December 31, 2015

Warrants – Fundraising	$0.13- 0.95	2013 – 2021	40,395,398	29,610,206
Warrants – Other	$2.21	2016	-	18,659
			40,395,398	29,628,865

Beside the above warrants with fixed numbers and exercise rights the Company is also committed to issue a warrant as part of the second amendment to the initial credit agreement dated November 17, 2014 with Corbin Mezzanine Fund I for a percentage of 10% of the fully diluted equity of Pareteum Corporation (the parent) as of the date of issuance, however, the terms of such issuance were to be based on certain conditions determined in a planned rights offering which is still not finalized and may not be pursued in which case an alternative calculation will have to be agreed between the parties. Based on the outstanding number of shares and other dilutive outstanding securities management estimated such number of warrants to be 20,000,000.

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan

Amended and Restated 2008 Long-Term Incentive Compensation Plan

Total Authorized under the plan	56,000,000
Shares issued in prior years	6,999,864
Shares issued during 2016	4,716,791
Options exercised during 2016	-
Outstanding options	18,390,074
Available for grant at September 30, 2016:	25,893,271

During the first nine months of 2016, the Company issued 2,716,791 freely tradable shares to various directors and officers under the 2008 Plan, in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2015 and first half year of 2016 in shares of the Company including the 600,000 shares issued as part of the Severance Agreements of two of our former officers. Additionally 2,000,000 shares have been issued as part of a special award program in order increase awareness and commitment towards the current restructuring process.

Stock option activity is set forth below:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2015	35,864,077	$1.15
Granted in 2016	-	-
Exercised (with delivery of shares)	-	-
Forfeitures (Pre-vesting)	(4,983,402)	$0.97
Expirations (Post-vesting)	(12,490,601)	$1.51
Exchanged for Cashless exercise	-	-
Outstanding as of September 30, 2016	18,390,074	$0.52

At September 30, 2016, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was approximately $591,849, compared with $5,056,060 for the same period in 2015, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Provision for income taxes	$8,450	$6,964	$27,557	$49,922

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities.

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Two largest customers	88.9%	87.9%	87.0%	82.6%

The geographical distribution of our revenue, as a percentage of total revenue, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Europe	92.5%	95.7%	92.0%	35.3%
All other (non-European) countries	7.5%	4.3%	8.0%	64.7%
	100.0%	100.0%	100.0%	100.0%

Note 9. Preferred Stock

In September 2016, Pareteum Corporation (the “Company”) consummated closings (the “Closings”) of its private placement offering (the “Offering”) of Series A Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”), to “accredited investors” (as defined in Rule 501(a) of the Securities Act of 1933, as amended, the “Securities Act”), including the Executive Chairman of the Board of Directors and a director of the Company (the “Investors”). At the Closings, the Company sold 149 shares of Series A Preferred Stock for aggregate gross proceeds of $1,490,000. As of the date of this Current Report, 149 shares of Series A Preferred Stock have been sold by the Company for gross proceeds to the Company of approximately $1.49 million.

Each share of Series A Preferred Stock is convertible into 0.04% of the Company’s issued and outstanding shares of common stock immediately prior to conversion. The Series A Preferred Stock are convertible at the option of the holder, except that (i) if there is a change in control (as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock) before September 2, 2017 or (ii) any time after September 2, 2017, we have the option to automatically convert the Series A Preferred Stock into common stock.

The holders of Series A Preferred Stock are not entitled to receive any dividends and have no voting rights (except that we may only take certain corporate actions with the approval of a majority of the outstanding shares of Series A Preferred Stock). Further, upon liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock will receive distributions on par with and on a pro rata basis with the common stockholders as though the Series A Preferred Stock had been converted at the time of such liquidation, dissolution or winding up of the Company.

The Investors in the Offering have also received piggy-back registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock.

In connection with the Offering, the Company retained a placement agent. The Company agreed to pay the placement agent, subject to certain exceptions, a cash fee equal to eight percent (8%) of the aggregate gross proceeds raised by the Placement Agent in the Offering plus the reimbursement of certain out-of-pocket expenses.

The Series A Preferred Stock was offered and sold pursuant to an exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act.

In accordance with ASC 480, the Series A Preferred Stock is accounted for as an equity instrument as the redemption requirement does not constitute an unconditional obligation that will be settled in a variable number of shares constituting a monetary value predominantly indexed to (a) a fixed monetary amount known at inception, (b) an amount other than the fair value of the issuer’s equity shares, or (c) an amount inversely related to changes in the fair value of the issuer’s equity shares.

Note 10. Subsequent Events

On October 28, 2016, we entered into subscription agreements (the “Subscription Agreement”) with certain “accredited investors” relating to the issuance and sale of 33 shares of the Company’s Series A-1 Preferred Stock, par value $0.00001 per share (the “Series A-1 Preferred Stock”), for aggregate gross proceeds of $330,000 (the “Closing”).

Each share of Series A-1 Preferred Stock is convertible, at the option of the holder, into 0.04% of the Company’s issued and outstanding shares of common stock immediately prior to conversion.

The Company has the right, in its discretion, to compel holders of the Series A-1 Preferred Stock to convert the preferred stock into shares of the Company’s common stock in the event that a change in control (as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock, or the “Certificate of Designation”) occurs before October 28, 2017. Further, at any time after September 2, 2017, the Company has the option to automatically convert the Series A-1 Preferred Stock into common stock.

The holders of Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights (except that the Company may only take certain corporate actions with the approval of a majority of the outstanding shares of Series A-1 Preferred Stock). Further, upon liquidation, dissolution or winding up of the Company, the holders of Series A-1 Preferred Stock will receive distributions on par with and on a pro rata basis with the holders of the Company’s common stock as though the Series A-1 Preferred Stock had been converted at the time of such liquidation, dissolution or winding up of the Company.

On November 1, 2016, the Company changed its name to “Pareteum Corporation” and continues to trade on the NYSE MKT marketplace under the new stock symbol “TEUM.”

On November 1, 2016, Victor Bozzo was appointed the Company’s Chief Executive Officer.

On November 2, 2016, Armin Gustav Hessler submitted his resignation as the Company’s Chief Operations Officer.

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

Operational Highlights:

•	Elephant Talk Communications Corp. was renamed Pareteum Corporation, effective November 1, 2016;
•	We trade under the symbol TEUM, pronounced “team”;
•	Pareteum derives from the words Pareto (referring to the Pareto Principle) and "team";
•	Pareteum named its first CEO: Vic Bozzo, who brings 20+ years of experience in the communication arena and very successful sales executive roles over the last 20 years;
•	Sold ValidSoft for $3M, (cash and note), and eliminated negative EBITDA impact of over ~$2M annualized;
•	Decreased headcount or full time equivalents (“FTEs”) from December 31, 2015 253 FTEs to 82 FTEs per September 30, 2016 per , eliminating ~$10M in annualized cost;
•	Closed business units no longer core to operations and reduced suppliers, vendors, and services costs;
•	Raised ~$6M ($3.5M PIPE; (March) and ~$2.5M Preferred Shares in last 60 days in Equity Capital;
•	Borrowed additional $1.2M and then subsequently paid $2M to senior lender Atalaya, following the sale of ValidSoft;
•	NYSE Listing Compliance Plan accepted by the Exchange subject to monthly reviews to ensure that the Plan is on track;
•	Registration Statements: S-3 filed: effectiveness expected in the fourth quarter;

•	PIPE Unit Holder Conversions have begun and further conversions are underway, thereby boosting shareholder equity on the balance sheet;
•	Programs initiated within Company’s largest customer to increase subscribers in their second digital brand and subscriber count has grown for six successive months;
•	New Contract initiatives: Previously announced (2011) Brazilian channel partnership reactivated, major bid activities in process addressing our mobile cloud platform services (TEUM).

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2016.

Comparison of three and nine months ended September 30, 2016 and 2015.

Revenue

Revenue for the three months ended September 30, 2016, was $3,170,596, a $315,028 or 9% decrease compared with $3,485,624 for the comparable three months in 2015. The minor negative EUR vs. USD currency impact was $15,803.

Revenue for the nine months ended September 30, 2016, was $9,711,288, an $18,031,735 or 65% decrease compared with $27,743,023 for the nine month period in 2015 offset by a negative EUR vs. USD currency impact of $263,496. The decrease in revenue was the result of the full recognition of deferred revenue related to the termination of the Iusacell contract in June 2015. In total the Iusacell related revenue reported in the first nine months of 2015 was $16,583,235. Revenue for the nine months ended 2015, excluding Iusacell, was $11,159,788.

	Three months ended
	2016	2015	Variance
Revenues	$3,170,596	$3,485,624	$(315,028)

	Nine months ended
	2016	2015	Variance
Revenues	$9,711,288	$27,743,023	$(18,031,735)

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

	Three months ended
	2016	2015	Variance
Revenues	$3,170,596	$3,485,624	$(315,028)
Cost of service (excluding depreciation and amortization)	892,069	1,361,347	(469,278)
Margin (excluding depreciation and amortization)	$2,278,527	$2,124,277	$154,250

Cost of service for the three month period ended September 30, 2016 was $892,069, a decrease of $469,278 or 34%, compared with $1,361,347 for the three month period ended September 30, 2015. The decrease in cost of service was primarily the result of reductions of cash and non-cash stock based employee compensation ($149,487), and a decrease in the cost of mobile bundled services ($241,094). The impact of a slightly higher EUR vs. USD exchange rate in 2016 positively impacted the variance by $22,536.

	Nine months ended
	2016	2015	Variance
Revenues	$9,711,288	$27,743,023	$(18,031,735)
Cost of service (excluding depreciation and amortization)	2,996,496	4,671,107	(1,674,611)
Margin (excluding depreciation and amortization)	$6,714,792	$23,071,916	$(16,357,124)

Cost of service for the nine month period ended September 30, 2016 was $2,996,496, a decrease of $1,674,611 or 36%, compared with $4,671,107 for the same period in 2015.

The positive impact of the higher EUR versus USD exchange rate in 2016 for the nine months year to date was $59,640.

The decrease was primarily related to a decrease in cost of mobile bundled service business and network of $956,616, decrease in cost of service related management & personnel expenses of $644,820 and a minor reduction of $73,175 in non-cash related expenses.

Product Development

Product development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company's services, which are expensed as incurred. Costs such as database architecture, and ET BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis over the expected useful life of the software. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the three month periods ended September 30, 2016 and 2015, the Company capitalized $52,516 and $1,115,955, respectively. For the nine month periods ended September 30, 2016 and 2015, the Company capitalized $990,076 and $3,405,314, respectively. As a result of the ongoing restructuring measures during the third quarter, that also impacted the development department, the Company decided to suspend project capitalization during the third quarter of 2016. The amount of $52,516 recorded during the third quarter of 2016 was related to ValidSoft projects.

Product development costs for the three month periods ended September 30, 2016 and 2015 were $667,788 and $1,030,143, respectively, a decrease of $362,355 or 35%. The decrease for the three month period was primarily a result of reduced management and personnel expenses of $935,659 and $490,135 lower non-cash related compensation expenses in 2016 compared with 2015. During the third quarter of 2016 the suspended project capitalization impacted the product development negatively by $1,063,439.

For the nine month periods ended September 30, 2016 and 2015, product development costs were $2,766,690 and $3,556,947, respectively, a decrease of $790,257 or 22%. The decrease for the nine months was ($2,787,321) largely attributable to the reduced head count reduction following the restructuring plan. Non-cash compensation related expenses decreased by ($418,174).  The decreased, and in the third quarter of 2016 suspended, project capitalization impacted the product development negatively by $2,415,238. A higher EUR vs. USD exchange rate in 2016 positively impacted the result by $28,126.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three month periods ended September 30, 2016 and 2015 were $206,632 and $640,680, respectively, a decrease of $434,048 or 68%.

For the nine month period ended September 30, 2016 and 2015 Sales and marketing expenses were $1,094,305 and $1,639,800, respectively, a decrease of $545,495 or 33%. The decrease is related to $123,011 reduced third party PR and general marketing related expenses, lower management and personnel expenses of $318,212 and lower non-cash compensation related expenses of $104,272. The higher EUR versus USD exchange rate in 2015 impacted the result positively by $41,997.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and Administrative expenses for the three month period ended September 30, 2016 and 2015 were $3,303,851 and $2,485,671, respectively, an increase of $818,180 or 33%. For the nine month period ended September 30, 2016 and 2015 were $8,984,736 and $8,111,048, respectively, an increase of $873,688 or 11%.

The increase General and Administrative expenses included severance costs for the three months and nine months periods totaling $547,985 and $1,380,933, respectively.

The positive impact of the EUR versus USD exchange rate in 2016 for the three and nine months ended September 30, 2016 was $32,037 and $138,516, respectively.

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

For the three month period ended September 30, 2016 and 2015, we recognized share-based compensation expense of $796,311 and $937,101, respectively, a decrease of $140,790 or 15%.

For the nine month period ended September 30, 2016 and 2015, we recognized a share-based compensation expense of $2,102,440 and $2,521,424, respectively, a decrease of $418,984 or 17%.

In the following table we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss, some of the allocations have become negative (gains) due to the fact that the Company reversed the share-based compensation which it had accounted for in the past but which due to the large reduction in headcount it was able to undo for unvested employee option expenses:

	Three months ended September 30,
	2016	2015	Variance
Cost of service	$(27,084)	$43,782	$(70,866)
Product Development	(215,132)	275,003	(490,135)
Sales and Marketing	(16,297)	128,045	(144,342)
General and Administrative	1,054,824	490,271	(564,553)
Total	$796,311	$937,101	$(140,790)

	Nine months ended 30,
	2016	2015	Variance
Cost of service	$52,986	$126,161	$(73,175)
Product Development	151,774	569,948	(418,174)
Sales and Marketing	75,390	179,662	(104,272)
General and Administrative	1,822,290	1,645,653	176,637
Total	$2,102,440	$2,521,424	$(418,984)

Depreciation and Amortization

Depreciation and amortization expenses for the three month period ended September 30, 2016 was $1,108,553, a decrease of $672,925 or 38%, compared with $1,781,478 for the same period in 2015. The total depreciation and amortization expenses for the nine months period ended September 30, 2016 was $3,320,104, a decrease of $1,952,555 or 37%, compared with $5,272,659 for the same period in 2015. The decrease for the three and nine month period is primarily the result of the impairment for assets held and used at the end of 2015 and the termination of the depreciation and amortization of the Assets Held for Sale.

Impairment for assets held and used

In the Company’s review of the carrying amounts of its assets it was determined that following the impact of the recent restructuring on the current project list, $367,268 of certain assets classified under Construction in Progress and Intangible assets needed to be impaired. As the result of the termination of the Verizon contract the Telnicity LLC intangible assets that were acquired in January 2013 are impaired for a total amount of $139,069. In September we ceased our Bandung, Indonesia operations. The closing of the local entity resulted in an impairment loss of $344,648. The total impairment charge, recorded in the third quarter of 2016, is $850,985.

Impairment of goodwill

After the divestment of ValidSoft and renewed strategy the Company decided to impair the carrying value of goodwill related to ValidSoft.

Following the restructuring and rationalization that commenced in the fourth quarter 2015 the Morodo and Telnicity related projects were cancelled and the related headcount phased out. As a result the Company decided to fully impair the carrying value of goodwill related to Morodo and Telnicity. Total impact of the impairment of goodwill was $3,228,930.

Loss on sale of assets

The sale of ValidSoft at the end of the third quarter for the price of $3.0 million was completed and the Company received $2.0 million in cash and a $1.0 million promissory note. The $2.0 million in cash was used to pay down the senior secured loan. The divestment of ValidSoft resulted in a net loss of $1,746,905. In connection with the sale, the Company wrote off $4,577,908 of assets held for sale as of June 30, 2016.

Interest Income and Expense

Interest income for the three month periods ended September 30, 2016 and 2015 was $24,700 and $28,054, respectively a decrease of $3,354 or 12%. Interest income for the nine month periods ended September 30, 2016 and 2015 was $75,247 and $80,913, respectively a decrease of $5,666 or 7%. Interest income consists of interest received on bank balances and interest charged to customers for extended payment terms.

Interest expense for the three month periods ended September 30, 2016 and 2015, was $253,509 and $280,182, respectively, a decrease of $26,673 or 10%. Interest expense for the nine month periods ended September 30, 2016 and 2015, was $856,281 and $1,203,348, respectively, a decrease of $347,067 or 29%. Lower levels of interest expense were the result of the partial repayment of the Libor +10% 3rd Party Loan that occurred during the second quarter of 2015 and other smaller recurring repayments on the same facility.

Interest Expense Related to Debt Discount Accretion

For the three months ended September 30, 2016 and 2015, interest expenses related to debt discount accretion were $2,319,679 and $125,086, respectively an increase of $2,194,593 or 1754%. For the nine months ended September 30, 2016 and 2015, interest expenses related to debt discount accretion were $2,932,823 and $592,737, respectively an increase of $2,340,086 or 395%. The increases are mainly caused by the changed conditions of the amended Libor +10% 3rd Party Loan which included various additional debt discount elements and also the agreed upon revised maturity date of the loan resulting in debt discount being amortized in a shorter period than initially. Also the repayment with the proceeds of the ValidSoft sale resulted in a pro-rata accelerated amortization.

Changes in derivative liabilities

For the three months ended September 30, 2016 and 2015, changes in the fair value of derivative liabilities for the three month period ended September 30, 2016 and 2015, was $735,902 (loss) compared with $0 respectively, due to non-existence of warrant liabilities, a decrease of $735,902. Changes in derivative liabilities for the nine month period ended September 30, 2016 and 2015, was $75,966 (loss) compared with $395,905 (gain) respectively, a decrease of $471,871 or 119%.

Change in Fair Value of Conversion Feature

In December 2015, we consummated two closings of our private placement offering, the 9% Unsecured Subordinated Convertible Promissory Note (“the Promissory Note”) and in 2016 we closed an additional ten closings. The Promissory Note contains elements which require liability accounting for the conversion feature. We have calculated the fair market value for the conversion feature at issuance and performed a mark-to-market adjustment as of each quarter end and have an cumulative change in fair value compared with the initial valuation amounting to $311,922 which was accounted for through the profit and loss accounts in 2015 and 2016.

Change in Fair Value of Conversion Feature

In December 2015, we consummated two closings of our private placement offering, the 9% Unsecured Subordinated Convertible Promissory Note (“the Promissory Note”) and in 2016 we closed an additional ten closings. The Promissory Note contains elements which require liability accounting for the conversion feature. We have calculated the fair market value for the conversion feature at issuance and performed a mark-to-market adjustment as of each quarter end and have an cumulative change in fair value compared with the initial valuation amounting to $311,922 which was accounted for through the profit and loss accounts in 2015 and 2016. Another conversion feature was identified in the conversion rights included in the preferred A Shares, the fair market value adjustment made for this instrument was calculated at $34,283. There was no conversion feature liability in the first nine months of 2015.

Change in Fair Value of Warrant Liabilities

We have calculated the fair market value for the warrant liability at issuance and performed a mark-to-market as of each quarter ending and have an cumulative change in fair value compared with the initial valuation amounting to $24,442 and was accounted for through the profit and loss accounts in 2015 and 2016. There was no warrant liability in the first nine months of 2015.

The fair market value of the conversion feature and warrant liability as part of the 9% Convertible Note was determined by a third party valuation expert using a Monte-Carlo Simulation model. The fair market value of the warrant as part of the second amendment of the 10% +LIBOR 3rd Party Loan has been a management estimate as several elements of the valuation were not available.

Gain or loss on extinguishment of debt

Loss on extinguishment of debt for the three and nine month periods ended September 30, 2016 was $443,426. In the nine months of 2015 the Company recorded $2,475,799 as a gain on extinguishment of debt.

The gain in 2015 is the result of the extinguishment of debt related to the Chong Hing Bank debt of our subsidiary Elephant Talk Ltd in Hong Kong following the expiration of the statute of limitations in Hong Kong, as well as the verdict by California courts in 2011 that the Company was not liable as a successor in interest or otherwise, on the bank loans and overdraft account to Elephant Talk Ltd. The loss in 2016 is mainly caused by the repayment premium on our repayment made on the 10% +LIBOR 3rd Party Loan.

Other Income and (Expense)

Other income and (expense) for the three month period ended September 30, 2016 is an income of $101,328 and the nine months period ended September 30, 2016 is an income of $213,888 and represents the unrealized exchange rate losses related to the 2014 10% + libor 3rd Party Loan against the primary functional currency (EURO) of the Company.

Amortization of Deferred Financing Costs

Amortization of deferred financing cost was $568,246 for the three months period ended September 30, 2016, a decrease of $527,022 or 1278%, compared with $41,224 for the three month period ended September 30, 2015. For the nine months period ended September 30, 2016 and 2015, the deferred financing costs were $850,541 and $466,571 respectively.

Provision (Benefit) Income taxes

Income tax provision for the three month period ended September 30, 2016 was $8,450, compared with an income tax provision of $6,964 for the same period in 2015. Income tax provision for the nine month period ended September 30, 2016 was $27,557, compared with an income tax provision of $49,922 for the same period in 2015.

Net Loss

Net loss for the three month period ended September 30, 2016, was ($13,038,301), an increase in loss of $8,881,964, compared with the loss of ($4,156,337) for the same period in 2015. This increase in loss was mainly caused by the net loss on sale of assets ($1,746,905), Impairment of goodwill ($3,228,930), impairment for assets held and used of ($850,985) as well as the interest expense related to debt discount and conversion feature ($2,319,679).

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as part of other comprehensive (loss) Income, which amounted to an income of $425,354 and a loss of $64,444 for the three month periods ended June 30, 2016 and 2015, respectively. The foreign currency translation for the nine month periods ended September 30, 2016 was an income of $421,091, compared with a loss of ($1,268,064) for the same period in 2015. This change is primarily attributable to the significant sale and impairments of assets.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net loss of ($20,175,322) for the nine month period ended September 30, 2016 and had an accumulated deficit of ($275,810,853) as of September 30, 2016.

The Company’s financial statements through September 30, 2016 were materially impacted by a number of events:

•	Divestiture of ValidSoft, on September 30, 2016, through a management buyout;

•	Financing activity related to issuance of preferred shares and increase in note payable with its senior secured lender;

•	the settlement with Cross River Investments (“CRI”) to issue 4.4 million common shares related to the previous advance paid to complete the acquisition of ValidSoft; and

•	the restructuring of the Company.

The substantial three phase restructuring plan (the “Plan”) was completed in the third quarter 2016. The Plan which commenced in the fourth quarter of 2015, was designed to align actual expenses and investments with current revenues as well as introduce new executive management.

The first and second phase of the Plan encompassed fourth quarter 2015 through second quarter 2016. The third and final phase of the Plan impacted third quarter 2016 results with a $0.6 million in workforce reduction expenses primarily related to employee severances. Total workforce related restructuring charges to-date is $2.7 million including non-cash charges of $0.7 million.

The annualized savings in ongoing operating expenses following the three phases of restructuring through the third quarter 2016, is approximately $10.0 million related to reduction in full-time equivalent (FTE) headcount. At the end of third quarter 2016, FTE headcount was 82, down from 265 prior to the three phase restructuring program and more sustainably aligned with current revenues. Included in the headcount reduction during the first nine months of 2016 are 59 FTEs that resigned voluntarily.

During the second and third phases of the restructuring, in addition to its cost reduction initiatives, the Company took steps to broaden its revenue focus, pivoting towards additional services including but not limited to recent complementary product initiatives.

The reaffirmation by the Company’s largest customer, during the third quarter, underscores the quality of the Company’s services and the expectation of adding incremental subscribers.

The Company suffered a liquidity crunch during the third quarter and its senior lender provided an additional $1.2 million in funding. The maturity date for the loan was changed to December 31, 2016 and a series of premiums were established as incentives to encourage the Company to pay off the outstanding loan prior to December 31, 2016.

The sale of ValidSoft at the end of the third quarter for the price of $3.0 million was completed and the Company received $2.0 million in cash and a $1.0 million promissory note. The $2.0 million in cash was used to pay down the senior secured loan.

As part of the expired agreement with the prospective suitor for ValidSoft, the Company received $700,000 in 2016, and during the third quarter the Company issued 4.4 million common shares to CRI in full settlement.

During the second quarter 2016, the Company signed a non-binding definitive term sheets with prospective Lenders, which were expected to have resulted in an injection of immediate working capital and establish a basis for raising additional capital in support of both its restructuring and new growth initiatives. A series of delays beyond the control of the Company, raised substantial doubt on whether this funding can be counted upon to ease the financial stress on the Company and in cooperation with its senior lender these negotiations were terminated in the third quarter.

The current senior Lender, Atalaya, continues to work with the Company to find solutions including but not limited to proposed issuances of new equity, warrant and option solicitations and interim sources of capital. Until such new capital is secured and the senior Lender has been assured of satisfactory payoff, the Company is primarily responsible to this debtholder. The Company’s largest customer is fully aware of the critical need to secure additional sources of capital and is working constructively in support of these initiatives. Effective August 15, 2016, Atalaya has increased its loan to the Company by an additional $1.2 million. As a condition of the funding of the increase, the largest customer has provided a comfort letter indicating its desire to increase its business with the Company.

The cash balance of the Company at September 30, 2016 was $ 977,106. Additional capital is required during the fourth quarter 2016 to cover working capital deficiencies. The incremental loan during the third quarter provided vital liquidity in the short term and the Company is pursuing additional capital.

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

As of September 30, 2016, the completion of the restructuring and divestiture of Validsoft dramatically improve the pro forma operating results for the Company. However, until the maturity date of the senior debt is extended and substantial new equity capital is secured, doubt remains concerning the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The additional $1.2 million of capital provided by Atalaya on August 15th is treated as short-term bridge financing to help the Company complete an issuance of equity and/or divest assets.

Operating activities

	Nine months ended September 30,
	2016	2015

Net (loss) / income	$(20,175,322)	$3,240,408
Adjustments to reconcile net loss to net cash used in operating activities:	15,338,232	7,872,780
	(4,837,090)	11,113,188

Changes in operating assets and liabilities:	2,378,793	(2,088,160)
Net cash (used in) provided by operating activities	$(2,458,297)	$9,025,028

As a result of the above, cash used in operating activities was $2,458,297 for the nine months ended September 30, 2016 compared with net cash provided by operating activities of $9,025,028 for the nine months ended September 30, 2015.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2016 was $1,067,873, a decrease of $7,793,641, compared with cash used in investing activities of $6,725,768 in the same period in 2015. This change is the result of the decrease in the capitalization of product development costs totaling $2,415,238, decrease of lease installments $1,356,967 and less third party capital expenditures of $1,571,436.

The proceeds of the sale of ValidSoft, included in the net cash provided by investing activities for the nine months ended September 30, 2016, was $2,000,000.

Financing activities

Net cash provided by (used in) financing activities for the nine month ended September 30, 2016 and 2015 was $2,158,244 and ($3,644,807), respectively. In June 2015, anticipatory to an amendment of the original credit agreement combined with the receipt of the Iusacell settlement payment, the Company transferred $10,100,000 towards the lenders pending the closing of the amendment of the credit agreement.

During the first nine months of 2016 the Company received $2,273,000 as proceeds from the 9% Unsecured Subordinated Convertible Promissory Note in the first quarter, $350,000 was received as a subordinated loan in the second quarter, $1,490,000 gross proceed was received as a result of the offering of Preferred A Shares, $2,000,000 was received as a result of the sale of ValidSoft, $466,711 is the net outflow relating to the additional financing and early repayment with respect to the Libor +10% third part loan and $1,427,967 was paid for financing related fees as a result the financing related activities which all happened in the third quarter.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents for the nine month period ended September 30, 2016 was ($159,944), compared with $300,298 for the same period in 2015.

As a result of the above activities, for the nine month ended September 30, 2016, we had cash and cash equivalents of $977,106, a net increase in cash and cash equivalents of $607,856 since December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Telnicity litigation

As previously reported, an action Telnicity LLC v. Elephant Talk North America Corp., and Elephant Talk Communications Corp., No. CV-2015-989 (the “OK Action”), was filed on June 5, 2015 in the state courts of Oklahoma. The Company has filed an action in the New York State Supreme Court, New York County, captioned Elephant Talk Communications Co. and Elephant Talk North America v. Telnicity LLC, Index No. 651601/2015 (the “NY Action). This litigation has been settled pursuant to a settlement and release agreement dated November 3, 2016. The terms of the settlement are that five hundred thousand (500,000) of the one million (1,000,000) purchase price consideration shares which are held in escrow will be released to Telnicity LLC or its nominee(s). In addition, the remaining shares will be released from escrow if an Oklahoma employment dispute is settled.

Telspace litigation

As part of the Telnicity acquisition in 2013, the Company acquired licenses to use a mobile wallet and MVNO billing application. On September 7, 2016, the licensors commenced arbitration in the American Arbitration Association (“AAA”) against the Company for unpaid license fees and other violations of the license agreements. On or about October 31, 2016, the Company filed its answer denying all the claims asserted by the licensors.

Saffelberg litigation

On September 19, 2016 a claim has been commenced in the United Stated District Court for the Southern District of New York against the Company by PI Saffel N.V. for repayment of a $350,000 unsecured promissory note. The Company has taken the position that this note matures on December 31, 2016, and that it is not yet required to be repaid.

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

PARETEUM CORPORATION

Date: November 14, 2016	By	/s/ Hal Turner
Hal Turner
Executive Chairman
(Principal Executive Officer)

Date: November 14, 2016	By	/s/ Erik Kloots
Erik Kloots
Vice President Finance
(Principal Accounting Officer)

