Form 10-K
period 2016-12-31
PARETEUM Corp
filed 2017-03-29
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

001-35360

(Commission file No.)

PARETEUM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-4557538
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 Park Avenue, New York City, NY 10017

USA

(Address of principal executive offices) (Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $29 million based on the closing sale price of the Company’s common stock on such date of U.S. $4.44 per share, as reported by the NYSE MKT LLC.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 23, 2017, there were 12,766,102 shares of common stock outstanding.

Pareteum Corporation

Form 10-K

For the fiscal year ended December 31, 2016

TABLE OF CONTENTS

Note on Forward-Looking Statements

FORWARD LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.   Our actual results may differ materially from those discussed herein, or implied by, these forward-looking statements.  Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Pareteum Corporation believes that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control. Forward-looking statements included in this Report or our other filings with the SEC include, but are not necessarily limited to, those relating to:

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

AVAILABLE INFORMATION

We maintain a corporate website with the address www.pareteum.com. We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission (the “SEC”). Such disclosures will be included on the website under the heading “News” and “Investors – Press Releases”. Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings and public conference calls and the webcasts.

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

PART I

Item 1.  Business

Corporate Overview

a.	Pareteum Vision

We believe that every person, and every thing, should be connected, and will be connected if our customers and users wish to be connected.

The way we connect every person, and every thing, is by being the company which can connect to all networks in the Cloud, on all layers of the software development stack (OSI 7-layer model).

We achieve this by delivering our Mobility, Messaging and Security Cloud Service Platforms which enable:

Mobile Carriers, MNOs & MVNOs (mobile (virtual) network operators) to enter the Cloud-computing era, with a pay-as-you-grow business; to connect more people, in more creative and value-driven ways.

Enterprises can connect their customers, their employees, their assets and derive more value from them.

IoT (Internet of Things) Devices can connect to each other, and give control, with informational value, to their owners.

b.	Pareteum Solution

Pareteum has developed a Communications Cloud Services Platform, providing (i) Mobility, (ii) Messaging and (iii) Security services and applications, with a Single-Sign-On, API and software development suite:

Our solution has proven itself globally against much larger competitors and is installed in multiple companies in diverse countries around the world ranging from small service providers to one of the world’s largest telecoms companies, Vodafone, based in Europe. We had more than 1,100,000 active subscribers on our platforms as of December 31, 2016.

The market and our customers tell us that they need to find ways to reduce cost, they want to find ways to increase their revenues, and they want to scale and grow their business, and all consider Cloud capabilities as a vital means to achieve these goals. As we’ve listened to our customers and understood the business goals that they have, we believe Pareteum is well placed to help them achieve these goals, drive value for customers, and ultimately value for our own business.

We have designed a solution that solves these problems. Each of these three platforms - mobility, messaging and security - can be marketed and deployed independently, or they can be delivered as a single, integrated Cloud Service Platform, as illustrated in the figure above.

The Pareteum platform hosts integrated IT/Back Office and Core Network functionality for mobile network operators, and for enterprises implement and leverage mobile communications solutions on a fully outsourced SaaS (Software as a Service) , PaaS (Platform as a Service) and/or IaaS (Infrastructure as a Service) basis: made available either as an on-premise solution or as a fully hosted service in the Cloud depending on the needs of our customers. Pareteum also delivers an Operational Support System (“OSS”) for channel partners, with Application Program Interfaces (“APIs”) for integration with third party systems, workflows for complex application orchestration, customer support with branded portals and plug-ins for a multitude of other applications. These features facilitate and improve the ability of our channel partners to provide support and to drive sales.

Our integrated (or modular) Cloud Platform solution includes, more specifically, functionality such as service design and control, Intelligent Networking, subscriber provisioning, messaging, switching, real-time dynamic rating and pre- or post-paid charging and billing, call center and customer care support, reporting, self-care web portal environments, change management in active systems, SIM Management, (Data) Session Control Management, Voucher Management, Mobile Marketing systems, (Mobile) Payment Systems, Real Time Credit Checking Systems, Interactive Voice Response Systems, Voicemail Systems, Trouble Ticketing Systems, Device Management Systems, Mass Customer Migrations, life cycle management, database hardware and software, large scale real-time processing, and integrating, provisioning, all the while managing and maintaining specific core network components.

c.	2016 Restructure

We made significant changes to the business in 2016 during a 3-phase restructuring, which saw headcount reduced from 253 at the end of 2015, to 62 at the start of 2017. In addition, end-2015/early-2016 saw significant changes to the Company’s management. In terms of product development, the Company also evolved its managed-services technology offering, into a complementary scalable, rapidly deployable, Communications Cloud Services Platform.

d.	Market Opportunity

Pareteum’s target communications markets consist of:

Retail mobile network operators (MNOs), or carriers, who own their own networks (such as existing customers Vodafone and ZAIN etc.).

Mobile Virtual Network Operators (MVNOs) who are marketing companies that own subscribers but don’t own their own networks.

Enterprises who are increasingly large businesses of any kind that understand that they can derive value and achieve success by taking control of and harnessing communications (in the broadest sense) whether for employee or customer management, inventory management or other value-added services.

Over the Top application providers (OTT) such as Skype, WhatsApp, etc., who ride over the networks of the retail mobile carriers.

Internet of Things (IoT) markets, made up of wireless devices communicating wherever they are in the world.

Pareteum is a provider of mobile networking software and services to all of these markets. Pareteum’s Managed Service Platform (MSP) provides a platform for SIM connectivity, Voice, SMS Messaging and Roaming solutions that MNOs and other large service providers can offer their MVNOs. The Global Cloud Mobility Platform (GCMP) provides a complete turnkey (outsourced) solution for similar services to a wide array of service providers, enterprises and marketing channels. Lastly, Pareteum has recently introduced its Exchange Platform and Service Bureau, which can be offered to thousands of smaller service providers, application developers and Internet of Things solutions integrators.

The MVNO market has grown in excess of 20% annually and with demand from application and IoT developers is expected to continue to grow 20% for the foreseeable future. The MVNO market is estimated to be worth $89.25 billion by 2022, according to new research published by Global Market Insights, Inc.

HP Enterprise estimates that by 2020, some 30 billion IoT devices will be connected. This provides a substantial opportunity for businesses that are able to address customer issues in this space. Just how integral the IoT will be is further reinforced by Gartner, who estimate that “By 2020 more than half of major new business processes and systems will incorporate some element of the Internet of Things”.

According to the GSMA, data growth is driving revenues as operations and investments rise from $1.14 trillion in 2014 to $1.4 trillion by 2020. This reflects the rapid scaling of the communication service provider industry with a total of 3.6 billion unique mobile subscribers at the end of 2014, with an additional one billion subscribers predicted by 2020. Fueled by the growing range of new services and applications, data traffic is expected to see an almost ten-fold increase by 2019. The figure below illustrates the three (3) combined addressable markets for the company:

Market share: The current MVNO market exceeds $40 billion. We estimate the MVNE market currently is 10% or $4 billion. At $12 million annualized revenue, Pareteum’s market share is less than 1%. We believe our directly addressable market in the next 3 years exceeds $300 million as illustrated in the figure below:

Speed and nature of technological change: Cloud technologies and feature functionality demanded by MNOs, MVNOs, enterprises and developers are continuously changing. Importantly, Pareteum offers MNOs the ability to meet the changing market needs more rapidly than in-house solutions which are typically tied to vertical vendor solutions.

Timing of new products, product enhancements: Pareteum’s contract with Vodafone is one of constant feature development and upgrades. The company rolled out its Exchange Platform & Service Bureau model in mere months. Future product enhancements in 2017 include:

Ecommerce engine

WebRTC client and API

Session Border Controller

M2M IoT solutions

Mobile Payments

e.	Existing Customers & Partners

Pareteum has two major mobile network/carrier customers, Vodafone and ZAIN, which together generate in excess of 88% of revenues. In addition, our Platforms host mobile communication brands Lebara, SpeakUp and Lowi.es among others.

Pareteum also understands the importance of partnerships, and we are proud to have strong relationships with Cisco, Oracle, KPN, T-Mobile, Plusserver, Affirmed Networks, Itconic, HP Enterprises, Sonus among others.

f.	Sales

Sales have historically been a highly technical function, but we are changing this. In the past there has been one dedicated sales person assigned to Zain and two technical bid managers focused on Vodafone. Under new strategic sales leadership, Pareteum is deploying a sophisticated sales, marketing and account management force around the world.

For sales and marketing purposes, four core territories have been established:

North America

EMEA

LATAM and Caribbean

APAC

Our current Global Sales Engineering resource will grow to manage individual Sales Engineers in each region. One Connectivity Specialist will focus on the supply chain requirements, procurement of network for the Exchange Platform & Service Bureau as well as negotiate better rates and reduce operational expense and technology cost. Prospective positions and some hires have been identified or engaged already to cover the above territories, which will focus on direct sales and channel sales and will build teams below them.

With the recent addition of a new sales staff and a modern marketing approach and through the use of salesforce.com and various industry resources, conferences, webinars and trade shows Pareteum has begun to touch significantly more qualified opportunities than before.

Sales Cycles: There are three (3) types of sales. The Managed Service Platform (MSP) offering is a software and solution sale and typically has a 6-month sales cycle. The Global Cloud Mobility Platform (GCMP) solution is closer to a 3-month sales cycle. Our Exchange Platform & Service Bureau (EPSB) model, where we are bringing carrier service providers together with our software or other partners, will have varying degrees between the first two scenarios but could also be less than one month.

g.	Growth Strategy: 2017 and beyond

Pareteum intends to grow through the continued recruitment of key sales executives and their deployment to major territories including North America, Latin America, Europe, Middle East & Africa as well as the Asia-Pacific region.

There will be additional business rationalization such as additional closure of redundant foreign subsidiaries, and further consolidation of corporate and finance HQ roles into the USA. Pareteum will also be expanding its product set and broadening the types of customers served in 2017.

The first aspect of growth is to leverage its current customer relationships into new geographic markets and market segments. Pareteum also expects to respond to a number large-scale Managed Service Platform (MVNE) RFPs in 2017. The second aspect of growth is to expand the Global Mobility Cloud to enable any type of service provider and large enterprises to mobilize their customer or employee base. This market will require greater integration with traditional wireline and communication services.

The third area of growth is the expansion of the exchange platform and service bureau enabling a wide array of specialized and Internet of Things connectivity solutions across wired and wireless applications and services. This plug and play model will also require acquisition of assets and expertise as well as partnership agreements already in place or currently being negotiated.

h.	Competition

Pareteum is positioned as a cloud-based platform provider, delivering scalable, on-demand, SaaS and PaaS services, as well as managed services, integration, and cloud communications infrastructure.

Pareteum has three (3) distinct types of competitors, including (i) large network infrastructure vendors, (ii) software solution providers and integrators and (iii) small managed service SaaS/PaaS providers.

Competition in our multiple markets is based on price, breadth of offering and demonstrated performance. Both the recent restructuring and resilience of operations for Vodafone in the face of that restructuring position the company well on all fronts. Effective direct sales and channel relationships are also extremely important, and these are being significantly strengthened as major priorities in the Company’s growth plans.

We may need to accelerate the roll-out of our solutions to meet market demand. Telecommunications platforms and services will become more commoditized over the next five to ten years.

The more we can offer a comprehensive one stop shop solution for providing cloud-based communications, the more sustainable our advantages will be against multiple-point solutions and the additional integration and operational complexities they represent. As depth and breadth of solutions are important in addressing the one-stop-shop needs of our customers, a whole range of services should be kept under one roof. Pareteum may need to further invest in such services in the future, either with additional in-house development or through mergers and/or acquisitions.

i.	Employees

As of December 31, 2016, we employed 62 full time equivalent employees.

Each of our employees and independent contractors is bound by confidentiality and non-competition obligations. Our Spanish employees are represented by a work council and subject to a certain type of collective bargaining agreement. We have not experienced any unilateral work stoppages and consider our relations with our current employees to be good.

Having completed a major restructure in 2016, which saw headcount reduced from 253 on December 31, 2015, to 62 on December 31, 2016, which process included voluntary and involuntary lay-offs, including the complete cessation of operations in Indonesia and China, the Company may face further labor-law claims or similar severance or restructuring costs.

j.	Intellectual Property

Our intellectual property (“IP”) is protected by a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions.

We have two patents, granted in 2016 (in the UK and Hong Kong), for an important function of our mobile platform, concerning the migration of subscriber populations from one network operator to another, without requiring a physical SIM card swap. As more and more network operators converge and merge, and as other enterprises start to use and deploy communications services, this technical invention is likely to offer an important commercial advantage and provide a competitive differentiation.

The majority of our IP subsists in our proprietary software, and Pareteum is the copyright holder of almost all key components in our software solutions. One exception to this, is the ValidSoft technology suite. However, following our divestment of the ValidSoft business on September 30, 2016, we retained a worldwide royalty-free perpetual license to use, sell and integrate ValidSoft’s security and voice biometrics platforms with our own communications platform.

Pareteum also owns a number of trademarks in the United States and elsewhere.

Although we take reasonable measures to safeguard our IP, through appropriate licenses and other contractual protections, unauthorized parties may attempt to misappropriate our technology which could harm our business or damage our competitive position. Moreover, companies in our communications industries may own significant portfolios of IP rights and could threaten litigation. We are currently subject to, and expect to face in the future, allegations that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities. At present, none of these allegations are material.

k.	Regulation

We and our customers operate in a heavily regulated industry. As a multinational telecommunications company and provider of services to carriers and operators, we are directly and indirectly subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Certain European, foreign, federal, and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which the Company offers and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, our revenue and our cash flow. Because global regulations change and evolve at a fast pace, it is possible that we may not have been, or may not be, compliant with each applicable regulation or law at all times.

l.	Corporate History

Elephant Talk Communications, Inc. (“ETCI”) was originally formed in 2001 as a result of a merger between Staruni Corporation (USA, 1962) and Elephant Talk Limited (Hong Kong, 1994). In January 2007, through our acquisition of Benoit Telecom (Switzerland), we established a foothold in the European telecommunications market.

In March 2010, ETCI acquired the ValidSoft security and authentication business to complement its mobile telecommunications managed services solutions.

In September 2011, ETCI merged into Elephant Talk Communications Corporation (“ETCC”), a Delaware Corporation (the “Reincorporation”). The Reincorporation was approved by the stockholders at the annual shareholder meeting on September 14, 2011. As a result of the Reincorporation, the Company became a Delaware Corporation. ETCI ceased its corporate existence and ETCC became the surviving Corporation and continued to operate the business of the Company as it existed prior to the Reincorporation.

In December 2011, we upgraded from our OTCBB listing to the NYSE MKT LLC (the “Exchange” or “NYSE”) and our stock began trading under the ticker symbol “ETAK”.

In April 2013, the Company acquired most of the contractual assets of Telnicity LLC, a US-based MVNE/MVNO company headquartered in Oklahoma City, Oklahoma, and formed Elephant Talk North America Corporation. The Telnicity acquisition sought to provide the Company with an in-market management team with a view to leveraging existing relationships with certain major U.S. telecommunications companies.

On November 17, 2015, the Company announced the appointment of Robert H. Turner as Executive Chairman.

On September 30, 2016, Pareteum divested of the ValidSoft business, while retaining favorable perpetual, royalty-free, license rights to continue to exploit ValidSoft’s technology.

Following approval at the 2016 annual shareholder meeting, on November 1, 2016, ETCC was renamed to Pareteum Corporation and on November 3, 2016, started trading on the Exchange under ticker symbol “TEUM”.

On November 1, 2016, the Company also announced the appointment of a new Chief Executive Officer, Victor Bozzo, to work alongside Mr. Turner.

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

The Amended and Restated Credit Agreement dated December 27, 2016 (further amended March 6, 2017) entered into by and between the Company and Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto contains covenants which impose significant restrictions on the manner we and our subsidiaries operate, including (but not limited to) restrictions on the ability to:

•	create certain liens;
•	incur debt and/or guarantees;
•	enter into transactions other than on arm’s-length basis;
•	pay dividends or make certain distributions or payments;
•	engage, in relation to the Company, in any business activity or own assets or incur liabilities not authorized by the agreement;

•	sell certain kinds of assets;
•	impair any security interest on the assets serving as collateral for the notes issued under the agreement;
•	enter into any sale and leaseback transactions;
•	make certain investments or other types of restricted payments;
•	substantially change the nature of the Company’s or the group’s business;
•	designate unrestricted subsidiaries; and
•	effect mergers, consolidations or sale of assets.

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

We have incurred net losses of $31,444,704 and $5,006,235 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, and 2015, we had an accumulated deficit of $287,080,234 and $255,635,531, respectively.

Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders. If we are unable to secure additional financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change or significantly reduce our operations or ultimately may not be able to continue our operations. As a result of our historical net losses and cash flow deficits, and net capital deficiency, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Much of our customers’ business is consumer driven, and to the extent there is a decline in consumer spending, our customers could experience a reduction in the demand for their services and consequently affect the demand for our services and a decrease in our revenues, net income and an increase in bad debts arising from non-payment of our trade receivables. The potential adverse effects of an economic downturn include:

•	reduced demand for services, resulting in increased price competition or deferrals of purchases, with lower revenues not fully compensated through reduced costs; risk of financial difficulties or failures among our suppliers;
•	increased demand for customer finance, difficulties in collection of accounts receivable and increased risk of counterparty default;
•	risk of impairment losses related to our intangible assets as a result of lower forecasted sales of certain products;
•	increased difficulties in forecasting sales and financial results as well as increased volatility in our reported results; and

•	end user demand could also be adversely affected by reduced consumer spending on technology, changed operator pricing, security breaches and trust issues.

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

Pareteum operates in an exceptionally competitive environment where there is continuous innovation and new development. We are required to be a top performer in over a dozen highly specialized domains to effectively compete with our competitors. Ongoing investments are required to stay ahead of the competition. The sales process for our platform and the deployment process may be complicated and very slow. We are highly dependent on convincing MNOs and MVNOs to believe that outsourcing their requirements to us is the best way to go. We are exposed to business risks associated with turnkey projects and the scalability of our service and support organization. Although our policy is to avoid or minimize risks, it cannot be ruled out that in certain cases events occur that may seriously impact us and our performance.

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

Implementation and development of our software platform business depends on our ability to obtain adequate funding.

Our software platforms require ongoing funding to continue the current development and operational plans. Failure to obtain adequate financing will substantially delay our development, slow down current operations, result in loss of customers and adversely impact our results of operations.

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

We strive to broaden our solutions offerings as well as to increase the number of subscribers hosted on our platforms, volume of voice and data that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. Strategic acquisitions in desired markets play a part of our growth strategy, and we may pursue additional acquisitions in the future to further strengthen our strategic objectives. Acquisitions of businesses and customer lists involve operational risks, including the possibility that an acquisition may not ultimately provide the benefits originally anticipated by management. Moreover, we may not be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating technologies and solutions, in migrating customer bases and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Therefore, successful integration may not occur in light of these factors.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycle and strategic mobile partnership cycles with MNOs and other large enterprises. Our software platforms, outsourced solutions and value added communication services, are relatively complex and their purchase may involve a significant commitment of mostly human capital, with attendant delays frequently associated with the allocation of substantial human resources and procurement procedures within an organization. The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, our typical sales cycle may lengthen, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales and strategic mobile partnership cycle could reduce growth in our revenue in the future.

Because most of our business is conducted outside the US, fluctuations in foreign currency exchange rates versus the US Dollar could adversely affect our (reported) results of operations.

Currently most of our net revenue, expenses and capital expenditures are derived and incurred from sales and operations outside the US, whereas the reporting currency for our consolidated financial statements is the US Dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country, where the Euro is the predominant currency. Considering the fact that most income and expenses are not subject to relevant exchange rate differences, it is only at a reporting level that the translation needs to be made to the reporting unit of USD. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the US, and changes in exchange rates have had and may continue to have a significant, and potentially distorting effect (either negative or positive) on the reported results of operations, not necessarily being the result of operations in real terms. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/Euro.

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

Our services related to cloud-based communications software and information systems, outsourced solutions and value added communication services are subject to competitive pressure, and we expect competition to continue to increase. We compete with telecom solution providers, independent software and service providers and the in-house IT and network departments of communications companies as well as firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, land-line and mobile services, cable, satellite and service bureaus) and companies that offer software systems in combination with the sale of network equipment. Also, in this more fragmented market, larger players exist with associated advantages described earlier which we need to compete against.

We believe that our ability to compete depends on a number of factors, including:

•	the development by others of software products that are competitive with our products and services, the price at which others offer competitive software and services,
•	the ability to make use of the networks of mobile network operators,
•	the technological changes of telecommunication operators affecting our ability to run services over their networks,
•	the ability of competitors to deliver projects at a level of quality that rivals our own,
•	the responsiveness of our competitors to customer needs, and
•	the ability of our competitors to hire, retain and motivate key personnel.

A number of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition. Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties.

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

In 2015 and particularly in 2016 we undertook significant restructuring and reorganization activities in order to improve operating efficiencies and reduce operating costs, including changes in our executive team and Board of Directors, or Board. Such activities may require significant efforts, including the integration, consolidation and rationalization of product development, sales and marketing efforts and general and administrative activities. These activities could result in the disruption of our business including relationships with employees, suppliers and customers, all of which could adversely affect our operating results. There can be no assurance that such activities would be successful or reduce operating costs.

We have recently experienced several changes in our management team and will need to re-align the organization and may need to recruit, hire and retain additional executive talent which may cause disruption in our business.

We recently had significant changes in executive leadership. In November 2015, Mr. Steven van der Velden resigned as Chairman and Chief Executive Officer. In connection with his resignation, Mr. Robert Hal Turner was appointed Executive Chairman, Mr. Gary Brandt was appointed as interim Chief Restructuring Officer and Mr. Armin Hessler as Chief Operating Officer. In January 2016, Mr. Martin Zuurbier resigned as Chief Technology Officer and Co-President Mobile Platform activities. In November 2016, Victor Bozzo was appointed Chief Executive Officer.

In addition to the foregoing management changes, we commenced in the fourth quarter of 2015 a substantial restructuring and rationalization of our operations.

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

Changes to company strategy, which can often occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult and tension can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In addition, uncertainty regarding the timing or effectiveness of our management transition process may also harm our reputation and adversely affect the trading price of our common stock.

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

We are dependent on one significant customer for our businesses and the loss of this customer could have an adverse effect on our business, results of operations and financial condition.

For the year ended December 31, 2016, we had one significant customer which accounted for 82% of our revenue. Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods. The loss, or reduction in services to, this significant customer or other discontinuation of their relationship with us for any reason, or if either of this significant customer reduces or postpones purchases that we expect to receive, it could have an adverse impact on our business, results of operations and financial condition.

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

We operate in a heavily regulated industry. As a provider of communications technology, we are directly and indirectly subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Certain European, foreign, federal, and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

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

The market for communications services is highly competitive and fragmented, and we expect competition to continue to increase.

We compete with independent software and service providers and with the in-house IT and network departments of communications companies. Our main competitors include firms that provide communications services and IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, wire line and wireless services, cable, satellite and service bureaus) and network equipment providers that offer software systems in combination with the sale of network equipment. We also compete with companies that provide digital commerce software and solutions.

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

Risks Related to Our Capital Stock

Our stock price has in the past not met, and may in the future not meet, the minimum bid price for continued listing on the NYSE MKT. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the NYSE MKT.

We received a deficiency letter from the NYSE MKT on December 6, 2016, indicating that our securities had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), our continued listing on the NYSE MKT was predicated on our effecting a reverse split or otherwise demonstrating sustained price improvement. This notice was in addition to a prior notice we received from NYSE MKT on May 26, 2016, as previously disclosed on a Current Report on Form 8-K we filed on June 2, 2016. The NYSE MKT indicated that we had an additional six months, or until June 6, 2017, to gain compliance with Section 1003(f)(v) of the Company Guide.

On February 27, 2017, we completed a 1-for-25 reverse split of our issued and outstanding common stock. Although we believe we have regained compliance with Section 1003(f)(v) of the Company Guide, there can be no assurance that our common stock will continue to satisfy this rule. If we were to fail to comply with the Section 1003(f)(v) of the Company Guide again in the future and became subject to delisting, such delisting from NYSE MKT would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

As of March 23, 2017, there are 1,549,931 options and 4,292,403 warrants to purchase shares of our common stock outstanding. All of the shares issuable from exercise have been registered and are freely traded. Options are exercisable at exercise prices between $1.32 and $23.25, the warrants are exercisable at exercise prices between $1.875 and $23.25. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

As of March 27, 2017, our three large shareholders: Corbin Mezzanine Fund I, L.P., Saffelberg Investments N.V., and Mr. Bernard Moncarey owned or controlled approximately 27.3% of our outstanding common stock. If those stockholders act together, they will have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with our common stock and do not intend to pay any dividends to common stockholders for the foreseeable future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any properties, but lease office space in the various countries for our shared service centers and lease data center locations for housing our equipment, applications and network interconnections to our customers and telecommunication network providers.

Our office in The Netherlands is located at Wattstraat 52, 2171 TR, Sassenheim, wherefore the contract is automatically renewed every month. The quarterly fee for this contract is $4,530. In Spain we currently rent office space at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain, at a monthly rent of $2,804. This contract is valid till April 2017. In addition, the Company rents office space at Av. Dr. Severo Ochoa 36, 28100 Alcobendas, (Madrid) Spain for $1,618 per month, valid till February 2018. The Company rents office space in Lehmedeh, Bahrain for $1,008 per month. The contract is valid till December 2017.

We also rent space for our telecom switches, servers and IT platforms at data centers (“co-locations”) at an aggregate monthly rent of $17,480 The various co-location spaces include: Amsterdam, Madrid, Barcelona, and other locations where our telecommunications equipment is located.

We believe the facilities currently under rent are adequate for our present activities and those additional facilities are available on competitive market terms to provide for such future expansion of our operations as may be warranted.

Item 3.   Legal Proceedings

telSPACE -vs- Elephant Talk et al., AAA Case No. 01-16-0003-8242.

Claimant commenced this AAA arbitration on or about September 7, 2016 by the filing of a statement of claim. Claimant asserted claims arising out of Software Licensing Agreements (“Licensing Agreements”) entered into by Claimant and mCash Holdings LLC (together, “Licensors”), on the one hand, and Telnicity LLC, on the other, which Telnicity subsequently assigned to the Company.  Pursuant to the Licensing Agreements, the Company obtained the license to use certain intellectual property in exchange for monthly payments to the Licensors.  Claimant alleged that the Company failed to make monthly payments from on or about November 2015, causing the Licensors to terminate the Licensing Agreements, and continued using Licensors’ intellectual property after such termination.  Based on these allegations, Claimant asserted claims for breach of contract, misappropriation of trade secret, and copyright infringement.  Claimant seeks unspecified damages, specific performance, prejudgment interest, attorneys’ fees, and costs.

On October 31, 2016, the Company filed a statement of answer denying Claimant’s claims.  On January 5, 2017, the arbitration panel scheduled the hearing for April 13, 2017.  The Parties have conducted limited discovery, which concluded on February 28, 2017.  On March 10, 2017, Claimant requested leave to move for a default judgment against the Company for failing to advance the AAA administrative fees, and for sanctions based on alleged spoliation of evidence.  On March 15, 2017, the Arbitration Chair denied Claimant’s request for leave to move for default, and granted Claimant’s request for leave to move for sanctions.  The Arbitration will proceed in Seattle, WA, on April 13, 2017.

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

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Since December 5, 2011, our common stock was listed for quotation on the Exchange under the symbol “ETAK.” As of November 1, 2016, our common stock has begun trading under the symbol “TEUM” on the Exchange.  The following table sets forth the high and low closing prices per share for each quarterly period from March 31, 2015 through December 31, 2016 as quoted on the Exchange and published by www.nasdaq.com. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2016	$5.2475	$2.4500
September 30, 2016	$4.7500	$3.0000
June 30, 2016	$5.7475	$3.7625
March 31, 2016	$6.9975	$4.7750
December 31, 2015	$12.2500	$5.7500
September 30, 2015	$15.7500	$6.8750
June 30, 2015	$12.0000	$8.5000
March 31, 2015	$21.0000	$9.2500

As of March 29, 2017, we had approximately 4,137 record holders of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2006 Plan (1): 0 2008 Plan (2): 1,040,211	2006 Plan: n/a 2008 Plan: $13.25	2006 Plan: 0 2008 Plan: 586,636
Equity compensation plans not approved by security holders	-	-	-
Total	1,040,211	-	586,636

(1)	S-8 filed July 21, 2006.

(2)	S-8 filed July 11, 2008. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 200,000 to 920,000, during 2013 the stockholders approved an increase from 920,000 to 1,840,000 and during 2014 an increase of the total number of shares available under the 2008 Plan from 1,840,000 to 2,240,000.

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

Business overview

Pareteum has developed a Communications Cloud Services Platform, providing (i) Mobility, (ii) Messaging and (iii) Security services and applications, with a Single-Sign-On, API and software development suite:

Our solution has proven itself globally against much larger competitors and is installed in multiple companies in diverse countries around the world ranging from small service providers to one of the world’s largest telecoms companies, Vodafone, based in Europe. We had more than 1,100,000 active subscribers on our platforms as of December 31, 2016.

The market and our customers tell us that they need to find ways to reduce cost, they want to find ways to increase their revenues, and they want to scale and grow their business, and all consider Cloud capabilities as a vital means to achieve these goals. As we’ve listened to our customers and understood the business goals that they have, we believe Pareteum is well placed to help them achieve these goals, drive value for customers, and ultimately value for our own business.

We have designed a solution that solves these problems. Each of these three platforms - mobility, messaging and security - can be marketed and deployed independently, or they can be delivered as a single, integrated Cloud Service Platform, as illustrated in the figure above.

The Pareteum platform hosts integrated IT/Back Office and Core Network functionality for mobile network operators, and for enterprises implement and leverage mobile communications solutions on a fully outsourced SaaS, PaaS and/or IaaS basis: made available either as an on-premise solution or as a fully hosted service in the Cloud depending on the needs of our customers. Pareteum also delivers an Operational Support System (“OSS”) for channel partners, with Application Program Interfaces (“APIs”) for integration with third party systems, workflows for complex application orchestration, customer support with branded portals and plug-ins for a multitude of other applications. These features facilitate and improve the ability of our channel partners to provide support and to drive sales.

Our integrated (or modular) Cloud Platform solution includes, more specifically, functionality such as service design and control, Intelligent Networking, subscriber provisioning, messaging, switching, real-time dynamic rating and pre- or post-paid charging and billing, call center and customer care support, reporting, self-care web portal environments, change management in active systems, SIM Management, (Data) Session Control Management, Voucher Management, Mobile Marketing systems, (Mobile) Payment Systems, Real Time Credit Checking Systems, Interactive Voice Response Systems, Voicemail Systems, Trouble Ticketing Systems, Device Management Systems, Mass Customer Migrations, life cycle management, database hardware and software, large scale real-time processing, and integrating, provisioning, all the while managing and maintaining specific core network components.

Company Milestone Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this document.

Operational Highlights:

•	Elephant Talk Communications Corp. was renamed Pareteum Corporation, effective November 1, 2016;
•	We trade on the NYSE MKT under the ticker symbol: TEUM;
•	Pareteum derives from the words Pareto (referring to the Pareto Principle) and “team”;
•	Pareteum named its first CEO: Vic Bozzo, who brings 20+ years of experience in the communication arena and very successful sales executive roles over the last 20 years;
•	The Company sold its subsidiary, ValidSoft, for $3 million, ($2 million cash and $1 million note), and eliminated negative EBITDA impact of over $2 million annualized;
•	Decreased headcount or full time equivalents (“FTEs”) from 253 FTEs on December 31, 2015 to 62 FTEs on December 31, 2016;
•	Closed business units no longer core to operations and reduced suppliers, vendors, and services costs;
•	Raised $6 million ($3.5 million PIPE (March 2016) and $2.5 million from Preferred Share issuances in equity capital;
•	Borrowed additional $1.2 million (August 2016) and then subsequently paid $2 million to senior lender Atalaya, following the sale of ValidSoft (December 31, 2016);
•	NYSE Listing Compliance Plan accepted by the Exchange subject to monthly, then quarterly, reviews to ensure that the plan is on track;
•	Registration Statements: S-3 filed;
•	PIPE Unit Holder Conversions have begun and further conversions are underway, thereby boosting shareholder equity on the balance sheet.

Results of Operations

Although the majority of our cost base is carried out in Euros, we report our financial statements in U.S. dollars (“USD”). The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities.

The following table shows the USD equivalent of the major currencies for the years ended December 31, 2016 and 2015:

	USD
	equivalent
	2016	2015
Euro	1.05356	1.09064
British Pound	1.23016	1.48017

Comparison of Years Ended December 31, 2016 and 2015

Revenue

Revenue for the year ended December 31, 2016 was $12,855,811, a decrease of $18,159,642 or 59%, compared to $31,015,453 for the year ended December 31, 2015. This decrease was mainly the result of the accelerated recognition of deferred revenue caused by the termination of a contract with customer Iusacell in June 2015 of $11,571,458, decreases in the Company’s other mobile and security business revenue of $6,822,886 offset by a positive EUR vs. USD currency impact of $195,272.

In 2016, total billings were $11,772,475 of which $11,517,711 was recognized as revenue with the remainder of $254,764 deferred over the remaining contract period in accordance with ASC 605-25. In addition, $1,338,100 was released from the balance sheet line item Net billings in excess of revenues to revenue Total revenue for 2016 was therefore 12,855,811.

In 2015, the total billings were $21,262,228 and $19,443,995 was recognized in revenue with the remainder deferred over the remaining contract period in accordance with ASC 605-25.

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

Cost of service for the twelve-month period ended December 31, 2016 was $3,658,667, a decrease of $ $2,267,624 or 38%, compared to $5,926,291 for the twelve-month period ended December 31, 2015. The negative impact of the EUR versus USD exchange rate in 2016 was $102,963.

The decrease in costs of $2,267,624 was related to a decrease in cost of mobile bundled service business and network of $1,236,915, decrease in cost of service related management & personnel expenses of $986,771 and a $43,938 reduction of non-cash related expenses.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS &IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the twelve-month period ended December 31, 2016 and 2015, the Company capitalized $990,076 and $4,142,089, respectively. As a result of the ongoing restructuring measures, that also impacted the development department, the Company decided to suspend project capitalization during the third and fourth quarter of 2016.

Product development expenses for the twelve months ended December 31, 2016 and 2015 were $3,543,590 and $4,543,492, a decrease of $999,902 or 22%.

The net effect of the cost reductions in headcount of $4,101,426 along with the reduction in Non-cash compensation expense of $464,641 was offset by the requirement to expense costs that had previously been capitalized but whose projects were suspended or eliminated. That charge was $3,566,165. A lower EUR vs. USD exchange rate in 2016 negatively impacted the result by $49,132.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and Marketing expenses for the twelve months ended December 31, 2016 and 2015 were $1,340,959 and $2,633,958, respectively, a decrease of $1,292,999 or 49%. Included is the negative impact of the higher EUR versus USD exchange rate in 2015 of $74,210. The decrease included $568,983 attributable to decreased staffing, $483,880 attributable to non-cash related compensation expenses and $240,136 resulting from reduced third party PR and general marketing related expenses.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and Administrative expenses for the twelve months ended December 31, 2016 and 2015 were $11,708,151 and $11,649,914, respectively, an increase of $58,237 being less than 1%. The negative impact of the EUR versus USD exchange rate in 2016 was $405,230.

General and administrative expenses increased by $58,237 as a result of increased stock based compensation of $1,328,180, General and Administrative related Management & Personnel expenses decreased by $130,071. Office rent, office supplies, travel and car expenses, local entity expenses, automation and communication, audit and accountancy, quality assurance, listing costs and other expenses decreased in total by $1,409,001. Corporate & local legal advice, investor relations and regulatory expenses increased in total by $525,883. Prior year adjustments, bad debt allowance, exchange rate expenses and other profit and losses decreased in total by $256,754.

Restructuring charges

Restructuring charges for the twelve months ended December 31, 2016 and 2015 were $1,638,049 and $1,254,598, an increase of $383,451 or 31%. The substantial three phase restructuring plan (the “Plan”) was completed in the third quarter 2016. The Plan which commenced in the fourth quarter of 2015 was designed to align actual expenses and investments with current revenues as well as introduce new executive management.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to staff and management;
•	the expensing of the shares issued under the 2006 and 2008 Plans to the directors and executive officers in lieu of cash compensation;
•	the expensing of restricted shares issued for consultancy services.

For the years ended December 31, 2016 and 2015, we recognized share-based compensation expense of $3,897,437 and $3,481,908, respectively, an increase of $415,529 or 12%. In 2016 the Company granted various non-cash awards and incentives in order to make sure that key players and staff kept focused and motivated to make the reorganization a success, this resulted in a substantial higher share-based compensation for the full year 2016. Contrary compared to 2016, in 2015 certain executives and managers of the Company elected to participate in a stock in lieu of cash program in order to preserve cash for the Company, which was the main reason for the increased share based expensing in previous year.

In the following table we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	2016	2015
Cost of service	$76,113	$120,051
Product Development	183,072	647,713
Sales and Marketing	157,428	641,308
General and Administrative	3,480,824	2,072,836
Total	$3,897,437	$3,481,908

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2016 was $4,246,787, a decrease of $2,377,198 or 36%, compared to $6,623,985 for the same period in 2015. Depreciation and amortization expenses adjusted for exchange rate effect decreased by $2,229,863. This decrease is primarily the result of the impairment for assets held and used and the termination of the depreciation and amortization of the Assets Held for Sale.

Impairment for assets held and used

In the Company’s review of the carrying amounts of its assets it was determined that following the impact of the recent restructuring on the current project list, $367,268 of certain assets classified under Construction in Progress and Intangible assets needed to be impaired. As the result of the termination of the Verizon contract the Telnicity LLC intangible assets that were acquired in January 2013 are impaired for a total amount of $139,069. In September 2016, we ceased our Bandung, Indonesia operations. The closing of the local entity resulted in an impairment loss of $344,648. The total impairment charge, recorded in 2016, is $850,985.

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

Loss on sale of assets

The sale of ValidSoft at the end of the third quarter for the price of $3.0 million was completed and the Company received $2.0 million in cash and a $1.0 million promissory note. The $2.0 million in cash was used to pay down part of the senior secured loan. The divestment of ValidSoft resulted in a net loss of $ 1,542,374. In connection with the sale, the Company wrote off $4,577,908 of assets held for sale as of June 30, 2016.

Interest Income and Expense

Interest income for the twelve-month periods ended December 31, 2016 and 2015 was $112,169 and $106,028, respectively. Interest income consists of interest received on bank balances and interest charged to customers for extended payment terms.

Interest expense for the twelve month periods ended December 31, 2016 and 2015, was $1,228,201 and $1,488,203, respectively, a decrease of $260,002 or 17%. The lower levels of interest expense were the result of repaying the high interest bearing credit facility and substituting the need for liquidity with the lower interest bearing 9% convertible notes.

Interest Expense Related to Debt Discount and Conversion Feature

For the twelve-month periods ended December 31, 2016 and 2015, interest expenses related to debt discount and conversion feature were $6,041,607 and $682,389, respectively, an increase of $5,359,218 or 785%.

The increase in the twelve-month periods ended December 31, 2016 compared to 2015 was mainly due to the amendment of the third party credit agreement with higher repayment conditions and additional warrants resulting in substantially higher charges compared to 2015.

Changes in Fair Value of Derivative liabilities

Change in Fair Value of Conversion Feature

In December 2015 and in the first quarter of 2016, we consummated twelve closings of our private placement offering, the 9% Unsecured Subordinated Convertible Promissory Note (“the Promissory Note”). The Promissory Note contains elements which require liability accounting for the conversion feature. We have calculated the fair market value for the conversion feature at issuance and performed a mark to market at each quarter-end which resulted in a cumulative change in fair value during the twelve month period of 2016, the variance of which amounted to a loss of $1,485,359 compared to the loss in 2015 of $44,804 were both accounted for through the profit and loss account during the respective years.

Change in Fair Value of Warrant Liabilities

The mark to market adjustment for the warrant liabilities can be broken down into the following origins.

The warrants issued as part of the offering of the 9% Unsecured Convertible Note resulting in a positive variance of $776,771 (gain) compared to a negative variance of $51,153 (loss) in 2015.

Warrants issued to the lender of the Amended and Restated Credit Agreement by and between the Company and Atalaya Administrative LLC, as the administrative agent and collateral agent (“Atalaya”), and the lenders party thereto resulting in a negative variance of $2,702,178 (loss) compared to $0 in 2015 as no position existed yet.

Warrants issued in relation to the “Saffelberg Note” for investing in a 9% Unsecured Convertible Notes resulting in a negative variance of $8,687 (loss) compared to $0 in 2015 as no position existed yet.

Fair value movements of warrants issued to fundraise agents resulted in a positive variance of $103,253.

The value of the more complex warrants was determined by a third-party valuation expert using a Monte-Carlo Simulation model.

Gain/(Loss) on extinguishment of debt

The loss of $541,899 in 2016 is caused by the $867,338 (loss) as a result of the extinguishment of debt entries relating to the amendment of the credit agreement with Atalaya, $343,519 (gain) is the result of the conversion of the 9% notes held by various noteholders and $18,080 (loss) as a result of the repayment in shares of the CRI loan which was paid as an advance for the acquisition of ValidSoft which was finally not effectuated.

The gain of $2,475,799 in 2015 is the result of the extinguishment of debt related to the Chong Hing Bank debt of our subsidiary Pareteum Ltd in Hong Kong following the expiration of the statute of limitations in Hong Kong, as well as the verdict by California courts in 2011 that the Company was not liable as a successor in interest or otherwise, on the bank loans and overdraft account to Pareteum Ltd. The amounts released from the balance sheet were $433,480 (overdraft), $962,522 (loan payable) and $1,079,797 (accrued interest).

Other Income and (Expense)

Other income & (expense) for the twelve-month period ended December 31, 2016 was a loss of $220,927 compared to a loss of $922,894 for the twelve-month period ended December 31, 2015. As to 2016, the majority is caused by the unrealized exchange rate losses related to the exchange rate variances caused by the Atalaya Credit Agreement which is accounted for in the primary functional currency (EURO) of the company.

Amortization of Deferred Financing Costs

Amortization of debt issuance cost were $1,267,073 for the twelve-month period ended December 31, 2016, an increase of $753,516 or 147%, compared to $513,557 for the twelve-month period ended December 31, 2015.

Provision (Benefit) Income taxes

Income tax provision for the twelve-month periods ended December 31, 2016 was an income tax provision of $38,286, compared to an income tax benefit of $17,225 for the same period in 2015.

Net Loss

Net loss for the twelve months’ period ended December 31, 2016, was $31,444,704, an increase in loss of $26,438,469 or 528%, compared to the loss of $5,006,235 for the same period in 2015. This increase was mainly caused by the full release in 2015 of deferred revenue of $11,571,458 related to the termination of the contract with Iusacell as well as the net loss on sale of assets ($1,542,374), impairment of goodwill ($3,228,930), impairment for assets held and used of ($850,985), changes in derivative liabilities ($3,316,199) as well as the interest expense related to debt discount and conversion feature ($6,041,607).

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as part of other comprehensive (loss) income, which amounted to a gain as of December 31, 2016 of $703,073, compared to a loss of $2,662,843 for the year ended December 31, 2015, an increase of $3,365,916 or 126%. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates in the reporting period, since our balance sheets position are largely denominated in Euro and are translated on balance sheet date.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net (loss) of $(31,444,704) and $(5,006,235) for the years ended 2016 and 2015, respectively, and had an accumulated deficit of $(287,080,234) as of December 31, 2016 and ($255,635,531) as of December 31, 2015.

The cash balance of the Company at December 31, 2016 was $ 931,189. Additional capital is required during the fourth quarter 2016 to cover working capital deficiencies. The incremental loan during the third quarter provided vital liquidity in the short term and the Company is pursuing additional capital.

Although the Company has previously been able to raise capital as needed, there can be no assurance that additional capital will be available at all, or if available, on reasonable terms. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us, or our existing stockholders. If we are unable to secure additional capital or unsuccessful in meeting our cash flow objectives or the Lender takes steps to call the loan before new capital is attracted, the Company will be materially and negatively impacted, and we may have to initiate cost reduction measures.

Operating activities

The net cash used in operating activities of $3,657,831 for the year ended December 31, 2016 compared to net cash provided by operating activities of $8,979,835 in 2015 decreased by $12,637,666. This increase in 2015 was largely the result of the termination settlement agreement with our customer Iusacell (decreasing accounts receivable) and our control of expenses and deferred payments to suppliers and vendors (increasing accounts payable and accrued expenses). The decrease in 2016 was largely the result of the disposition of Validsoft and continuing operating losses.

	2016	2015

Net loss	$(31,444,704)	$(5,006,235)
Adjustments to reconcile net loss to net cash used in operating activities:	25,065,690	12,400,001
	(6,379,014)	7,393,766

Changes in operating assets and liabilities:	2,721,183	1,586,069
Net cash (used in) provided by operating activities	$(3,657,831)	$8,979,835

Investing activities

Net cash provided by investing activities for year ended December 31, 2016 was $1,036,840 an increase of $8,746,812 or 113%, compared to $7,709,972 net cash used in investing activities in 2015. This change is the result of the decrease in the capitalization of product development costs totaling $3,152,013, decrease of lease installments $1,577,381 and less third party capital expenditures of $1,567,418. The proceeds of the sale of ValidSoft, included in the net cash provided by investing activities for the nine months ended September 30, 2016, was $2,000,000. During the first quarter of 2016 we received $450,000 of proceeds from the 9% Unsecured Subordinated Convertible Promissory Note and the of advance purchase payment on “Assets held for Sale.”

Financing activities

Net cash provided by financing activities for the year ended December 31, 2016 was $3,126,020, compared to net cash used in financing activities of $3,106,697 for the year ended December 31, 2015. See Notes 14 and 16 of the Financial Statements for more information.

As a result of the above activities, we had a cash and cash equivalents balance of $931,189 as of December 31, 2016 compared to $369,250 as of December 31, 2015, a net increase in cash and cash equivalents of $561,939.

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

Revenue Recognition and Net billings in excess of revenues

Revenue represents amounts earned for (non-software) arrangements consisting of hosting subscriptions for mobile and security solutions. We also offer customer support and professional services related to implementing and supporting our suite of applications. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Hosting subscriptions provide customers access to our software on a subscription basis, and support services (e.g. Network operating costs and second line helpdesk) related to those arrangements. Hosting subscriptions are recognized ratably over the contract term commencing with the date our service is made available to customers and when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.  Revenue is recorded as net billings in excess of revenues before all of the relevant criteria for revenue recognition are satisfied.

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

Since the Company has neither VSOE nor TPE, the Company determines BESP for all deliverables in their hosting arrangements. In determining the BESP, the Company considers multiple factors which include, and are not limited to, the following: (i) gross margin objectives and internal costs for services; (ii) pricing practices, market conditions; (iii) competitive landscape; and (iv) growth strategy.

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

For managed services, revenues are recognized for network administration services provided to end users on behalf of Mobile Network Operators (MNO) and virtual Mobile Network Operators (MVNO’s). Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, the Company provides both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air time and calculated based on a pre-determined service fee. Technical services that meet the criteria to be separated as a separate unit of accounting are recognized as the services are performed. Otherwise they are deferred and recognized over the contract term. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time.

Telecommunication revenues were recognized when delivery occurred based on a pre-determined rate and number of user minutes and number of calls that the Company has managed in a given month.

Professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in net billings in excess of revenues or revenue, depending on whether the revenue recognition criteria have been met. Revenue for professional and consulting services in connection with an implementation or implantation of a new customer that is deemed not to have stand-alone value is recognized over the contractual period commencing when the subscription service is made available to the customer. Revenue from other professional services that provide added value such as new features or enhancements to the platform that are deemed to have standalone value to the customer or are sold separately from the original hosting arrangement, are deferred and revenue recognition occurs when the feature is activated.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This update provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting (“EITF”),” which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB also issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. The Company is currently evaluating the impact of these ASU’s on its consolidated financial statements; however at the current time the Company is determining the impact the adoption of these ASU’s will have on its consolidated financial statements, financial condition or results of operations.

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

On April 7, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public companies’ fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company has elected for early adoption and included it in their Form 10-K for the year ended December 31, 2015.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under the retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. When adopted, the Company is expected to include restricted cash and cash equivalents with cash and cash equivalents on the statement of the cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by regulation S-K and as such, are not required to provide the information contained in this item pursuant to regulation S-K.

Item 8.  Financial Statements and Supplementary Data

Pareteum Corporation

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pareteum Corporation

We have audited the accompanying consolidated balance sheets of Pareteum Corporation (formerly Elephant Talk Communications Corp. or the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2016. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pareteum Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $287,080,234 and has negative working capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar Milner, LLP

Los Angeles, California,

March 29, 2017

Pareteum Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

	December 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$931,189	$369,250
Financing receivable	-	272,425
Restricted cash	564,018	246,151
Accounts receivable, net of an allowance for doubtful accounts of $88,528 at December 31, 2016 and $269,608 at December 31, 2015	614,670	1,112,032
Prepaid expenses and other current assets	1,084,994	2,016,236
Total current assets	3,194,871	4,016,094

NON-CURRENT ASSETS

OTHER ASSETS	129,037	473,893

NOTE RECEIVABLE	1,012,603	-

PROPERTY AND EQUIPMENT, NET	8,708,778	13,051,375

INTANGIBLE ASSETS, NET	-	258,630

ASSETS HELD FOR SALE	-	4,564,972

GOODWILL	-	3,027,422

TOTAL ASSETS	$13,045,289	$25,392,386

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and customer deposits	2,316,768	2,639,863
Obligations under capital leases (current portion)	10,813	310,403
Net billings in excess of revenues	951,791	1,259,545
Accrued expenses and other payables	6,013,620	5,031,712
Senior Secured Loan - Short Term (Principal repayments coming 12 months)	4,000,000	5,580,277
Total current liabilities	13,292,992	14,821,800

LONG TERM LIABILITIES
Derivative liabilities	4,265,829	945,618
Non-current portion of obligation under capital leases	-	5,621
Other long term liabilities	192,980	260,290
Unsecured Convertible Promissory Note (net of Debt Discount and Debt Issuance)	821,048	238,829
Senior Secured Loan - Long Term (net of Debt Discount, Debt Issuance and Principal repayments coming 12 months)	3,715,662	-
Non-current portion of net billings in excess of revenues	121,309	1,066,687
Total long term liabilities	9,116,828	2,517,045

Total liabilities	22,409,820	17,338,845

Commitments and Contingencies (See Notes)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 249 issued and outstanding as of December 31, 2016	2,143,196	-
Common Stock $0.00001 par value, 500,000,000 shares authorized, 8,376,267 issued and outstanding as of December 31, 2016 and 6,455,055 shares issued and outstanding as of December 31, 2015	280,653,362	269,470,165
Accumulated other comprehensive loss	(5,086,902)	(5,789,975)
Accumulated deficit	(287,080,234)	(255,635,531)
Pareteum Corporation stockholders’ (deficit) equity	(9,370,578)	8,044,659

NON-CONTROLLING INTEREST	6,047	8,882
Total stockholders’ (deficit) equity	(9,364,531)	8,053,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,045,289	$25,392,386

The accompanying notes are an integral part of these consolidated financial statements

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
REVENUES	$12,855,811	$31,015,453

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	3,658,667	5,926,291
Product development	3,543,590	4,543,492
Sales and marketing	1,340,959	2,633,958
General and administrative	11,708,151	11,649,914
Restructuring charges	1,638,049	1,254,598
Depreciation and amortization of intangibles assets	4,246,787	6,623,985
Impairment for assets held and used	850,985	2,681,407
Impairment of goodwill	3,228,930	-
Loss on sale of assets	1,542,374	-
Total cost and operating expenses	31,758,492	35,313,645

LOSS FROM OPERATIONS	(18,902,681)	(4,298,192)

OTHER INCOME (EXPENSE)
Interest income	112,169	106,028
Interest expense	(1,228,201)	(1,488,203)
Interest expense related to debt discount and conversion feature	(6,041,607)	(682,389)
Changes in derivative liabilities	(3,316,199)	299,948
(Loss) Gain on Extinguishment of Debt	(541,899)	2,475,799
Other income and (expense), net	(220,927)	(922,894)
Amortization of deferred financing costs	(1,267,073)	(513,557)
Total other (expense)	(12,503,737)	(725,268)

LOSS BEFORE PROVISION FOR INCOME TAXES	(31,406,418)	(5,023,460)
Provision (Benefit) for income taxes	38,286	(17,225)
NET LOSS	(31,444,704)	(5,006,235)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	703,073	(2,662,843)
COMPREHENSIVE LOSS	$(30,741,631)	$(7,669,078)

Net loss per common share and equivalents – basic	$(4.67)	$(0.79)

Net loss per common share and equivalents – diluted	$(4.67)	$(0.79)

Weighted average shares outstanding during the period – basic	6,738,971	6,328,082

Weighted average shares outstanding during the period – diluted	6,738,971	6,328,082

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock		Common Stock		Other comprehensive	Accum- mulated	Total stock- holders Equity
Description	Shares	Amount	Shares	Amount	loss	Deficit	(Deficit)
Balance - December 31, 2014	-	$-	6,186,850	$264,359,674	$(3,127,132)	$(250,629,296)	$10,603,246
Shares issued for warrant exercises	-	-	161,189	1,727,487	-	-	1,727,487
Shares issued for employee stock option exercises	-	-	346	5,861	-	-	5,861
Shares issued for board and management compensation	-	-	106,668	1,150,678	-	-	1,150,678
Shares issued for acquisitions	-	-	-	-	-	-	-
Shares issued to consultants	-	-	-	-	-	-	-
Shares to be issued to officers and employees	-	-	-	24,305	-	-	24,305
Amortization of Stock Options expense	-	-	-	1,814,531	-	-	1,814,531
Costs attributable to share issuances	-	-	-	(65,000)	-	-	(65,000)
FMV of warrants issued classified as Debt Discount	-	-	-	452,629	-	-	452,629
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	-	-	(2,662,843)	-	(2,662,843)
Net Loss	-	-	-	-	-	(5,006,235)	(5,006,235)
Reverse Stock Split Rounding	-	-	2	-	-	-	-
Balance - December 31, 2015	-	-	6,455,055	269,470,165	(5,789,975)	(255,635,531)	8,044,659
Preferred Stock	249	2,490,000		-			2,490,000
Shares issued for warrant exercises	-	-	120,000	397,200	-	-	397,200
Shares issued for board and management compensation	-	-	104,671	668,642	-	-	668,642
Shares issued for Settlement of Debt	-	-	408,257	1,418,505	-	-	1,418,505
Shares issued for Conversion of Notes	-	-	1,009,373	5,238,329	-	-	5,238,329
Shares issued for Loan Amendments	-	-	46,315	153,305	-	-	153,305
Stock awards issued to Management	-	-	160,000	711,900	-	-	711,900
Stock awards issued to Staff	-	-	39,166	106,232	-	-	106,232
Shares issued to consultants	-	-	33,427	77,105		-	77,105
Shares to be issued to officers and employees	-	-	-	669,908	-	-	669,908
Amortization of Stock Options expense	-	-	-	1,674,247	-	-	1,674,247
Expenses attributable to share issuances	-	(346,804)	-	(21,252)	-	-	(368,056)
Repricing of warrants issued classified as Debt Discount	-	-	-	89,076	-	-	89,076
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	-	-	703,073	-	703,073
Net Loss	-	-	-	-	-	(31,444,703)	(31,444,703)
Reverse Stock Split Rounding	-	-	3	-	-	-	-
Balance - December 31, 2016	249	$2,143,196	8,376,267	$280,653,362	$(5,086,902)	$(287,080,234)	$(9,370,578)

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,444,704)	$(5,006,235)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,246,787	6,623,985
Provision for doubtful accounts	(88,528)	269,608
Stock based compensation	3,897,437	3,481,908
Change in fair value of warrant liability	3,316,199	(299,948)
Amortization of deferred financing costs	1,267,073	513,557
Interest expense relating to debt discount and conversion feature	6,041,607	682,389
Other (income) and expense, net	220,927	922,894
Loss (Gain) on Extinguishment of Debt	541,899	(2,475,799)
Impairment for assets held and used	850,985	2,681,407
Impairment of goodwill	3,228,930	-
Loss on sale of assets	1,542,374	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	621,532	6,566,499
Decrease in prepaid expenses, deposits and other assets	1,637,006	759,275
Increase in accounts payable and customer deposits	80,520	2,627,745
Decrease in net billings in excess of revenues	(1,169,136)	(9,753,225)
Increase in accrued expenses and other payables	1,551,261	1,385,775
Net cash (used in) provided by operating activities	(3,657,831)	8,979,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,413,160)	(7,709,972)
Advance Purchase Payment on “Assets held for Sale”	450,000	-
Proceeds from sale of assets	2,000,000	-
Net cash provided by (used in) investing activities	1,036,840	(7,709,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing receivable	355,000	1,645,000
Exercise of warrants & options	-	5,861
Equity and Debt issuance costs paid	(1,338,821)	(532,558)
Principal payment on 2014 10% + Eurodollar 3rd Party Loan	(966,809)	(5,500,000)
Proceeds from convertible promissory note	2,273,000	1,275,000
Unsecured promissory note	350,000	-
Gross proceed from Preferred A and A-1 shares issuance	2,490,000	-
Net cash provided by (used in) financing activities	3,162,370	(3,106,697)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	20,560	301,924
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	561,939	(1,534,910)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	369,250	1,904,160
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$931,189	$369,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$909,637	$1,136,021
Cash paid during the period for income taxes	15,581	14,771
NON-CASH INVESTING ACTIVITIES:
Note receivable from sale of assets	$1,000,000	$-
NON-CASH FINANCING ACTIVITIES:
Conversion of 9% unsecured convertible note	$5,238,329	$-
Shares issued for payables	$700,425	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Business and Summary of Significant Accounting Policies

Description of Business

Pareteum has developed a Communications Cloud Services Platform, providing (i) Mobility, (ii) Messaging and (iii) Security services and applications, with a Single-Sign-On, API and software development suite.

The Pareteum platform hosts integrated IT/Back Office and Core Network functionality for mobile network operators, and for enterprises implement and leverage mobile communications solutions on a fully outsourced SaaS, PaaS and/or IaaS basis: made available either as an on-premise solution or as a fully hosted service in the Cloud depending on the needs of our customers. Pareteum also delivers an Operational Support System (“OSS”) for channel partners, with Application Program Interfaces (“APIs”) for integration with third party systems, workflows for complex application orchestration, customer support with branded portals and plug-ins for a multitude of other applications. These features facilitate and improve the ability of our channel partners to provide support and to drive sales.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company reported net (loss) of $(31,444,704) and $(5,006,235) for the years ended 2016 and 2015, respectively, and had an accumulated deficit of $(287,080,234) as of December 31, 2016. The cash balance of the Company at December 31, 2016 was $ 931,189. Additional capital could be raised during 2017 to cover working capital deficiencies.

The Company’s financial statements through December 31, 2016 were materially impacted by a number of events:

•	Divestiture of ValidSoft, on September 30, 2016, through a management buyout;

•	Financing activity related to issuance of preferred shares and increase in note payable with its senior secured lender;

•	Financing activity related to issuance of preferred shares and increase in note payable with its senior secured lender;

•	the settlement with Cross River Investments (“CRI”) to issue 176,000 common shares related to the previous advance paid to complete the acquisition of ValidSoft; and

•	the restructuring of the Company.

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

Although the Company has previously been able to raise capital as needed, there can be no assurance that additional capital will be available at all, or if available, on reasonable terms. Further, the terms of such financing may be dilutive to our existing stockholders or otherwise on terms not favorable to us, or our existing stockholders. If we are unable to secure additional capital, and/or do not succeed in meeting our cash flow objectives or the Lender takes steps to call the loan before new capital is attracted, the Company will be materially and negatively impacted, and we may have to significantly reduce our operations. As of December 31, 2016, these events raise substantial doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On December 31, 2016, we had $931,189 in cash and cash equivalents. Based on our current expectationswith respect to our revenue and expenses, we expect that our current level of cash and cash equivalents will be sufficient to meet our liquidity needs for the next twelve months. If our revenues do not grow as expected and if we are not able to manage expenses sufficiently, including required payments pursuant to the terms of the senior secured debt, we may be required to obtain additional equity or debt financian. In additiona, we currently have an S-3 registration statement filed with the SEC to potentially raise more capital.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pareteum Corporation and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). All intercompany transactions and account balances have been eliminated in consolidation. The Company’s subsidiaries are:

•	its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries, Elephant Talk Communications Italy S.R.L., Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, Morodo Group Ltd. (dissolved May 10, 2016), and the majority owned (51%) subsidiaries Elephant Talk Communications PRS U.K. Limited and (51%) ET-UTS NV;

•	Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH and the subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;

•	Elephant Talk Telecomunicação do Brasil LTDA, is owned 90% by Elephant Talk Europe Holding B.V. and 10% by Elephant Talk Communication Holding AG;

•	Elephant Talk Europe Holding B.V.’s majority (100%) owned subsidiary Elephant Talk Middle East & Africa (Holding) W.L.L., its wholly owned (100%) subsidiaries Elephant Talk Middle East & Africa (Holding) Jordan L.L.C., and its majority owned (99%) Elephant Talk Bahrain W.L.L.;

•	its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.;

•	its wholly-owned subsidiary Pareteum North America, Corp; and

•	Elephant Talk Europe Holding B.V.’s majority owned subsidiary (99.998%) ET de Mexico S.A.P.I. de C.V. and its majority owned subsidiary (99%) Asesores Profesionales ETAK S. de RL. de C.V.

•	PT Elephant Talk Indonesia is owned by Elephant Talk Europe Holding B.V.

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its subsidiaries. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with ASC 830, Foreign Currency Matters, net gains and losses resulting from translation of foreign currency financial statements are included in the statement of changes in stockholder’s equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in consolidated income/(loss), under the line item ‘Other income/(expense)’.

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

Financing Receivables

Financing receivables as of December 31, 2016 is $0. The financing receivables reported as of December 31, 2015 relate to a timing difference between the second closing of the Offering and the actual receipt of the related proceeds. The funds were in the process of being transferred from the escrow account kept by the placement agent and the company but were received on January 5, 2016. The net financing receivable amounted to $272,425 as of December 31, 2015.

Restricted Cash

Restricted cash as of December 31, 2016 and 2015 was $564,018 and $246,151 respectively, and consists of cash deposited in blocked accounts as bank guarantees for national interconnection, wholesale agreements with telecom operators and a bid offer guarantee(s). In the August 15, 2016 second amendment of the 10% +Eurodollar 3rd Party Loan it was agreed that $500,000 was deposited into an escrow account under the sole dominion and control of the Chief Restructuring Officer.

Accounts Receivables, Net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. The Company makes ongoing assumptions relating to the collectability of our accounts receivable. The accounts receivable amounts presented on our balance sheets include reserves for accounts that might not be collected. In determining the amount of these reserves, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. The Company’s reserves have generally been adequate to cover its actual credit losses. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves, the Company would increase its general and administrative expenses and increase its reported net losses. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease the Company’s general and administrative expenses and decrease its reported net losses. Allowances are recorded primarily on a specific identification basis. See Note 2 of the Financial Statements for more information.

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

Revenue Recognition and Net billings in excess of revenues

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

The elements in a multiple element arrangement are identified and are separated into separate units of accounting at the inception of the arrangement and revenue is recognized as each element is delivered. Delivered item or items are considered a separate unit of accounting when both of the following criteria are met: (i) the delivered item or items have value to the customer on a stand-alone basis, meaning the delivered item or items have value on a standalone basis if it sold separately by any vendor or the customer could resell the delivered item or items on a stand-alone basis, and (ii) if the arrangement includes a general right of return related to the delivered item, delivery or performance of the undelivered item or items are considered probably and substantially in the control of the Company. Total consideration of a multiple-element arrangement is allocated to the separate units of accounting at the inception of the arrangement based on the relative selling price method using the hierarchy prescribed in ASC 605-25. In accordance with that hierarchy if vendor specific objective evidence (VSOE) of fair value or, third-party evidence (TPE) does not exist for the element, then the best estimated selling price (BESP) is used. Since the Company does not have VSOE or TPE, the Company uses BESP to allocate consideration for all units of accounting in our hosting arrangements. In determining the BESP, the Company considers multiple factors which include, but are not limited to the following: (i) gross margin objectives and internal costs for services; (ii) pricing practices and market conditions; (iii) competitive landscape; and (iv) growth strategy.

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

Professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in net billings in excess of revenues or revenue, depending on whether the revenue recognition criteria have been met. Revenue for professional and consulting services in connection with an implementation or implantation of a new customer that is deemed not to have stand-alone value is recognized over the estimated customer relationship commencing when the subscription service is made available to the customer. Revenue from other professional services that provide added value such as new features or enhancements to the platform that are deemed to have standalone value to the customer are recognized when the feature is activated.

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

Product Development costs for the period ended December 31, 2016 and 2015  were $3,543,590 and $4,543,492, respectively. During the period ended December 31, 2016 and 2015, the Company capitalized $990,076 and $4,142,089, respectively. As a result of the restructuring measures during 2016, that also impacted the development department, the Company decided to suspend project capitalization during the second half of 2016.

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

Recurring Measurement - Warrant Derivative Liabilities and Conversion Feature Derivative (see also Note 13 and 14)

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

Exercise Price

The exercise price is fixed and determined under the terms of the financing facility it was issued.

Remaining Term

The remaining term is calculated by using the contractual expiration date of the 9% Unsecured Subordinated Promissory Note at the moment of re-measurement.

Expected Volatility

Management estimates expected cumulative volatility giving consideration to the expected life of the note and/or warrants and calculated the annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the maturity date of the note (reference period). The annual volatility is used to determine the (cumulative) volatility of the Company´s common stock (= annual volatility * square root (expected life)).

Liquidity Event

We estimate the expected liquidity event giving consideration to the average expectation of the timing of fundraises and the need for those funds offset against scheduled repayment dates and the costs and/or savings of the future steps in re-modelling the organization.

Risk-Free Interest Rate

Management estimates the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the US Treasury Department with a term equal to the reported rate, or derived by using both spread in intermediate term and rates, up to the expected maturity date of the derivative involved.

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

Forfeiture rate

The Company is using the aggregate forfeiture rate. The aggregate forfeiture rate is the ratio of pre-vesting forfeitures over the awards granted (pre-vesting forfeitures/grants). The forfeiture discount (additional loss) is released into the profit and loss in the same period as the option vesting-date. The forfeiture rate is actualized every reporting period and due to the firm reorganization the forfeiture rate has been set to zero to reflect the current expectation of the number of leavers.

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

Comprehensive Income (Loss)

Comprehensive income (loss) include all changes in equity during a period from non-owner sources. For the years ended December 31, 2016 and 2015, the Company’s comprehensive loss consisted of its net loss and foreign currency translation adjustments.

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

After the divestment of ValidSoft and renewed strategy the Company decided to impair the carrying value of goodwill related to ValidSoft. Following the restructuring and rationalization that commenced in the fourth quarter 2015 and continued during 2016 the Morodo and Telnicity related projects were cancelled and the related headcount phased out. As a result, the Company decided to fully impair the carrying value of goodwill related to Morodo and Telnicity.

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

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. In 2016, the Company impaired $850,985 for assets held and used.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements; however, at the current time the Company does not know what impact the adoption will have on its consolidated financial statements, financial condition or results of operations.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under the retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. When adopted, the Company is expected to include restricted cash and cash equivalents with cash and cash equivalents on the statement of the cash flows.

Note 2. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $88,528 and $269,608 as of December 31, 2016 and 2015, respectively.

Changes in the allowance for doubtful accounts are as follows:

Allowance for doubtful accounts	Balance at the beginning of the period A	Currency revaluation B	Total Allowance for doubtful accounts A+B	Additions- allowance for doubtful accounts	Release for doubtful accounts	Balance at the end of the period
Year ended December 31, 2016	$269,608	$9,542	$260,066	$88,528	260,066	$88,528
Year ended December 31, 2015	$-	$-	$-	$269,608	$-	$269,608

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were recorded at $1,084,994 as of December 31, 2016, compared with $2,016,236 as of December 31, 2015. Prepaid expenses and other current assets consisted primarily of prepaid insurance, other prepaid operating expenses, prepaid taxes and prepaid Value Added Tax (“VAT”).  As of December 31, 2016, $592,445 of the prepaid expenses was related to VAT. On December 31, 2015, prepaid VAT represented $621,286.

Note 4. Other Assets

Other assets at December 31, 2016 and December 31, 2015 are long-term in nature, and consist of long-term deposits, certain R&D credits, and loans to third parties amounting to $129,037 and $473,893, respectively.

As of December 31, 2016, there was $129,037 in long-term deposits made to various telecom carriers during the course of operations and office facilities in various countries, compared with $285,404 as of December 31, 2015. The deposits are refundable at the termination of the business relationship with the carriers. The primary decrease in long-term deposits was for $47,514 related to the divestment of ValidSoft, $18,585 termination of the Indonesian Office lease and $90,268 that was mainly related to the termination of carrier contracts.

Note 5. Note Receivable

The sale of ValidSoft at the end of the third quarter for the price of $3.0 million was completed and the Company received $2.0 million in cash and a $1.0 million promissory note. The Principal amount of $1,000,000 together with all interest must be paid by on or before September 30, 2018 bearing interest of 5% per annum. During 2016 we accrued $12,603 for interest.

Note 6.  Property and Equipment

Property and equipment at December 31, 2016 and December 31, 2015 consisted of:

	Average Estimated Useful Lives	December 31, 2016	December 31, 2015	December 31, 2015 (assets held for sale)	December 31, 2015 (excl. Assets held for sale)
Furniture and fixtures	5	$155,197	$283,387	$29,605	$253,782
Computer, communication and network equipment	3 – 10	19,079,117	22,991,043	63,216	22,927,827
Software	5	3,209,318	5,906,917	2,255,695	3,651,222
Automobiles	5	11,897	37,428	-	37,428
Construction in progress for internal use software		786,897	1,299,993	395,585	904,408
Total property and equipment		23,242,426	30,518,768	2,744,101	27,774,667

Less: accumulated depreciation and amortization		(14,533,648)	(15,496,091)	(772,799)	(14,723,292)
Total property and equipment, net		$8,708,778	$15,022,677	$1,971,302	$13,051,375

Computers, communications and network equipment includes the capitalization of our systems engineering and software programming activities. Typically, these investments pertain to the Company’s:

•	Intelligent Network (IN) platform;
•	CRM provisioning Software;
•	Mediation, Rating & Pricing engine;
•	ValidSoft security software applications;
•	Operations and business support software; and
•	Network management tools.

Construction in progress (“CIP”) for internal use software consists of software projects in developments that have not been completed, and equipment acquired from third parties but not yet ready for service.

The total amount of product development costs (internal use software costs) that are capitalized in Property & Equipment during the years ended December 31, 2016 and 2015 was $990,076 and $4,142,089, respectively.

Upon completion of development, the assets are reclassified from CIP to the appropriate Property and Equipment category, at which point the assets begin to depreciate or amortize. During the year ended December 31, 2016, the Company transferred $214,770 from CIP into Property and Equipment. In 2015, we transferred $5,697,792 from CIP into Property and Equipment. Following the restructuring and rationalization that commenced in the fourth quarter of 2015 and continued during 2016 the Company cancelled projects and impaired for an amount of $850,985 in 2016.

Note 7. Intangible Assets

Intangible assets include customer contracts, telecommunication licenses and integrated, multi-country, centrally managed switch-based interconnects as well as ValidSoft Intellectual Property, including but not limited to software source codes, applications, customer list & pipeline, registration & licenses, patents and trademark/brands.

Intangible assets as of December 31, 2016 and 2015 consisted of the following:

	Useful Lives	December 31, 2016	December 31, 2015	December 31, 2015 (assets held for sale)	December 31, 2015 (excl. Assets held for sale)
Customer Contracts, Licenses, Interconnect & Technology	5 - 10	$315,610	$688,963	$-	$688,963
ValidSoft IP & Technology	1 - 10	-	13,257,272	12,930,083	327,189
Total intangible assets		315,610	13,946,235	12,930,083	1,016,152

Less: Accumulated Amortization		(315,610)	(430,333)	-	(430,333)
Less: Accumulated Amortization ValidSoft IP & Technology		-	(10,663,602)	(10,336,413)	(327,189
Total intangible assets, Net		$-	$2,852,300	$2,593,670	$258,630

During the year ended December 31, 2016, intangible assets were fully amortized.

Note 8. Long Lived Assets held for Sale

In 2015, the Company committed to a plan to sell the subsidiaries ValidSoft Ireland Ltd and ValidSoft UK Ltd. (jointly ‘ValidSoft’) within a time period of less than 12 months as of balance sheet date. Combined with other criteria as described in ASC 360-10-45-9 and ASC 360-10-45-11 we determined the long lived assets related to ValidSoft should be classified as held for sale as of the fourth quarter of 2015.

On September 30, 2016, ValidSoft was divested through a management buyout.

	Average
	Estimated
	Useful	December 31,	December 31,
Assets Held for Sale	Lives	2016	2015
Property & Equipment
Furniture and fixtures	5	$-	$29,605
Computer, communication and network equipment	3 – 10	-	63,216
Software	5	-	2,255,695
Automobiles	5	-	-
Construction in progress for internal use software		-	395,585
		-	2,744,101

Less: accumulated depreciation		-	(772,799)
Total property and equipment, net		$-	$1,971,302

Intangible Assets
IP and Technology	3 – 10	-	12,930,083

Less: accumulated amortization		-	(10,336,413)
Total intangible Assets, net		$-	$2,593,670

Total Assets Held for Sale
Property & Equipment and Intangible Assets		-	15,674,184
Less: accumulated depreciation and amortization		-	(11,109,212)
Total Assets Held for Sale, net		$-	$4,564,972

Note 9. Goodwill

The carrying value of the Company’s goodwill as of December 31, 2016 and as of December 31, 2015 was as follows:

Goodwill	December 31, 2016	December 31, 2015
Goodwill ValidSoft Ltd	$-	$2,659,866
Goodwill Morodo Ltd.	-	177,155
Goodwill Telnicity	-	190,401
Total	$-	$3,027,422

After the divestment of ValidSoft and the renewed strategy the Company decided to impair the carrying value of goodwill related to ValidSoft. Following the restructuring and rationalization that commenced in the fourth quarter 2015 the Morodo and Telnicity related projects were cancelled and the related headcount phased out. As a result, the Company decided to fully impair the carrying value of goodwill related to Morodo and Telnicity.

Note 10. Accounts payable and Customer Deposits

As of December 31, 2016 and December 31, 2015, the accounts payable and customer deposits were comprised of the following:

	December 31, 2016	December 31, 2015
Accounts payable	$2,316,768	$2,574,425
Customer deposits	-	65,438
Total Accounts payable and Customer Deposits	$2,316,768	$2,639,863

The customer deposits in 2015 relate to Dutch MVNOs of which the relationship was terminated during 2016.

Note 11. Net Billings in Excess of Revenues

Because the Company recognizes revenue upon performance of services, net billings in excess of revenues represents amounts received from the customers for which either delivery has not occurred or against future sales of services. As of December 31, 2016, the balance of short term net billings in excess of revenues was $951,791 and long term portion was $121,309, totaling $1,073,100. For the corresponding period in 2015, the short term net billings in excess of revenues balance was $1,259,545 and the long term portion was $1,066,687, totaling $2,326,232.

Note 12. Accrued Expenses

As of December 31, 2016 and December 31, 2015, the accrued expenses were comprised of the following:

	December 31, 2016	December 31, 2015
Accrued selling, general and administrative expenses	$4,955,959	$3,648,920
Accrued cost of service	394,496	297,370
Accrued taxes (including VAT)	127,434	708,002
Accrued interest payable	132,632	199,104
Other accrued expenses	403,099	178,316
Total accrued expenses	$6,013,620	$5,031,712

Accrued taxes include income taxes payable as of December 31, 2016 amounting to $9,442. See Note 24 of the Financial Statements for more information.

Accrued Selling, General and Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing and sales expenses, and office related expenses.

Note 13. Unsecured Convertible Promissory Notes

The Unsecured Convertible Promissory Notes can be split into two groups, the breakdown is as follows and we recognize the following events during the last quarter.

Breakdown of the Unsecured Convertible Promissory Notes (net of debt discounts)	Outstanding December 31, 2016	Closing(s) during 2016	Regular Amortizations (during 2016)	Conversions (during 2016) including accelerated amortization	December 31, 2015
9% Unsecured Convertible Note (Private Offering Q4-2015 - Q1-2016)	$(320,729)	$(453,176)	$(693,592)	$1,064,868	$(238,829)
9% Saffelberg Note (Unsecured Convertible)	$(500,319)	$(472,656)	$(27,662)	$-	$-
	$(821,048)	$(925,832)	$(721,254)	$1,064,868	$(238,829)

On December 18, 2015, the Company consummated a closing (“Initial Closing”) and on March 14, 2016 the Company consummated the last of twelve closings of its private placement offering (the “Offering”) of Units (as defined below) to “accredited investors” (as defined in Rule 501(a) of the Securities Act of 1933, as amended, the “Securities Act”) (“Investors”). The closings have been part of a “best efforts” private placement offering of up to $4,200,000 (the “Maximum Amount”) consisting of up to 140 units (the “Units”), each Unit consisting of: (i) one 9% unsecured subordinated convertible promissory note in the principal amount of $30,000 (each a “Note” and collectively the “Notes”), which is convertible into shares (the “Note Shares”) of common stock of the Company, $.00001 par value, (the “Common Stock”) at the option of the holder at a conversion price of $7.50 per share, subject to certain exceptions; and (ii) a five-year warrant (each a “Warrant” and collectively, the “Warrants”) to purchase one hundred thousand (4,000) shares of Common Stock (the “Warrant Shares”) at an exercise price of $11.25 per share, subject to certain exceptions.

The Units were offered and sold pursuant to an exemption from registration under Section 4(2) and Regulation D of the Securities Act. During 2016 and 2015, the Company sold an aggregate of $3,548,000  principal amount of Notes and delivered Warrants to purchase an aggregate of 473,067 shares of Common Stock.

The Warrants entitle the holders to purchase shares of Common Stock reserved for issuance thereunder for a period of five years from the date of issuance and contain certain anti-dilution rights on terms specified in the Warrants. The Note Shares and Warrant Shares will be subject to full ratchet anti-dilution protection for the first 24 months following the issuance date and weighted average anti-dilution protection for the 12 months period after the first 24 months following the issuance date. In December 2016 the Company and the holders agreed upon modification of the Warrants to redeem the above anti-dilution protection and offered an exercise price adjustment to $3.75 and 10% bonus warrants in return.

The Company filed an S-3 registration statement registering the Note Shares and Warrant Shares of the Offering which became effective November 14, 2016.

In connection with the Private Placement Offering, the Company retained a registered FINRA broker dealer (the “Placement Agent”) to act as the placement agent. For acting as the placement agent, we agreed to pay the Placement Agent, subject to certain exceptions: (i) a cash fee equal to seven percent (7%) of the aggregate gross proceeds raised by the Placement Agent in the Offering, (ii) a non-accountable expense allowance of up to one percent (1%) of the aggregate gross proceeds raised by the Placement Agent in the Offering, and (iii) at the final Closing one five-year warrant to purchase such number of shares equal to 7% of the shares underlying the Notes sold in this Offering at an exercise price of $7.50 and one five-year warrant to purchase such number of shares equal to 7% of the shares underlying the Warrants sold in this Offering at an exercise price of $11.25. The total number of warrants earned by the Placement Agent are 33,115 warrants with an exercise price of $11.25 and 33,115 warrants with an exercise price of $7.50.

The aggregate number of units sold during the offering period in 2015 and 2016 resulted in a gross proceed of $3,458,000 and a net proceed of $3,039,932. The Company used the net proceeds from the Offering primarily for working capital.

The value of the warrants and the conversion feature to the investors and the Placement Agent cash fees and warrants have been capitalized and off set against the liability for the Notes. By doing this the Company followed the new ASU 2015-03 guidelines to also offset the debt issuance costs against the liability of the convertible notes. This resulted in a total initial debt discount of $2,395,290 and $467,568 of financing costs incurred in connection with the offering. The debt discount and debt issuance costs are being amortized over the term of the Notes using the effective interest method.

Breakdown of the 9% Unsecured Subordinated Convertible Promissory Note
(Maturing December 2018)
	December 31, 2015	Additional Closings (during 2016)	Regular Amortizations (during 2016)	Conversions (during 2016) including accelerated amortization	10% Early Repayment Short Term	Outstanding December 31, 2016
Convertible Note Principal Amount
Principal Amount (Long Term)	$(1,275,000)	$(2,273,000)	$-	$2,823,000	$-	$(725,000)
10% Early Repayment (Short Term)	-	-	-	255,300	(354,800)	(99,500)

Debt Discounts & Financing Costs
Investor Warrants	543,548	1,105,059	(346,454)	(1,062,843)	-	239,310
Conversion Feature value	214,159	296,414	(133,988)	(302,669)	-	73,916
7% Agent Warrants	86,593	144,158	(63,284)	(134,657)	-	32,810
Financing Costs	191,871	274,193	(149,866)	(513,263)	354,800	157,735
	$(238,829)	$(453,176)	$(693,592)	$1,064,868	$-	$(320,729)

Breakdown of the 9% Saffelberg Note (Unsecured Convertible)
(Maturing August 18, 2019)
	December 31, 2015	Closing during 2016	Regular Amortizations (during 2016)	Conversions (during 2016) including accelerated amortization	Outstanding December 31, 2016
Convertible Note Principal Amount
Principal Amount (Long Term)	$-	$(723,900)	$-	$-	$(723,900)
Debt Discounts & Financing Costs
Investor Warrants	-	179,527	(19,294)	-	160,234
Conversion Feature value	-	71,717	(8,369)	-	63,348
Financing Costs	-	-	-	-	-
	$-	$(472,656)	$(27,662)	$-	$(500,319)

Note 14. Warrant and Conversion Feature Liabilities

The issuance of the 9% Convertible Note (Investors), the Saffelberg Note (Other Investor), the 13%+Eurodollar Senior Secured Credit Agreement (Lender) and Placement Agent Fees (Agent) all resulted in rights to convert outstanding debt or exercise rights to buy common shares of the Company. The Company has identified the following number of rights owned by the holders for the following groups.

Number of underlying shares for Warrants & Conversion Feature issued in relation with the 9% Unsecured Subordinated Convertible Promissory Note(s)	Outstanding December 31, 2016	Additional closings during 2016	Agreement Amendments / Shares issued for Converted Interest	Exercises / Conversions	Outstanding December 31, 2015

9% Convertible Note - Investors	212,667	303,067	748,973	(1,009,373)	170,000
9% Convertible Note - Other Investor	134,679	134,679	-	-	-
FMV Conversion Feature	347,346	437,746	748,973	(1,009,373)	170,000
Lender Warrants	1,273,018	-	1,273,018	-	-
Investor Warrants	520,374	303,067	47,307	-	170,000
Other Investor Warrants	96,520	96,520	-	-	-
7% Agent Warrants	66,229	42,429	-	-	23,800
8% Agent Warrants	68,445	-	68,445	-	-
FMV Warrant Liabilities	2,024,586	442,016	1,388,770	-	193,800

Total	2,371,932	879,762	2,137,743	(1,009,373)	363,800

Most of them initially contained certain conditions which resulted in the obligation to account for those elements as Derivative Liabilities. The Company has identified the following derivatives in fair value amounts of outstanding rights owned by the holders for the following groups.

Fair Market Value Warrants & Conversion Feature	FMV as of December 31, 2016	Additional closings during 2016	Agreement Amendments/ Conversions	Mark to market adjustment Ytd-2016	FMV as of December 31, 2015

9% Convertible Note - Investors	$-	$296,413	$(1,675,439)	$1,118,628	$260,398
9% Convertible Note - Other Investor	438,448	71,717	-	366,731	-
FMV Conversion Feature	$438,448	$368,130	$(1,675,439)	$1,485,359	$260,398
Lender Warrants	3,362,284	769,861	(109,756)	2,702,178	-
Investor Warrants	-	1,105,059	(919,760)	(776,772)	591,473
Other Investor Warrants	188,214	179,527	-	8,687	-
7% Agent Warrants	121,200	144,158	-	(116,705)	93,747
8% Agent Warrants	155,684	-	142,232	13,452	-
FMV Warrant Liabilities	$3,827,382	$2,198,605	$(887,284)	$1,830,840	$685,220

Total	$4,265,830	$2,566,736	$(2,562,723)	$3,316,199	$945,618

Note 15. 2016 13%+Eurodollar Senior Secured Credit Agreement fka the 2014 10%+Eurodollar Third Party Loan Agreement

The following table shows the composition of the 13%+Eurodollar Senior Secured Credit Agreement reflected as the 2014 10% + Eurodollar 3rd Party Loan in the Consolidated Balance Sheets:

2014 10% + Eurodollar 3rd Party Term Loan Agreement	December 31,	December 31,
(Extinguished due to the amendment in August 2016)	2016	2015
2014 10% Term Loan (principal amount)	$-	$6,500,000
Debt Discount - Repayment Premium	-
Deferred Exit Fee	-	57,176
Deferred Financing Costs	-	(343,130)
Debt Discount - Original Issue Discount	-	(132,567)
Debt Discount – Warrant	-	(501,202)
	$-	$5,580,277

2016 13% + Eurodollar Senior Secured Credit Agreement
(Refinancing of 2014 10% + Eurodollar Loan)(Maturing December 2018, including provisional extensions)	December 31, 2016	December 31, 2015
2016 13% + Eurodollar Senior Secured Credit Agreement (principal)	$10,081,836	$-
Debt Discount - 10% Warrants & Free Warrant shares	(422,202)	-
Debt Discount - Original Issue Discount	(6,596)	-
Deferred Financing Costs	(164,731)	-
Debt Discount - Repayment Premium	(1,772,645)	-
	$7,715,662	$-

On November 17, 2014, the Company and certain of its subsidiaries entered into a term loan credit agreement with Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto (the “2014 10% Term Loan Agreement”). The 2014 10% Term Loan Agreement provides for a twelve million dollar term loan facility (the “Term Loan Facility”), with advances to be made on the Closing Date. Borrowings under the Term Loan Facility shall bear interest at the Eurodollar rate plus an applicable margin per annum equal to ten percent (10.00%), such margin decreased by two percent (2%) from 12% upon the satisfaction of certain post-closing conditions. The Term Loan Facility will mature on December 31, 2017.

On July 9, 2015 the Company entered into a First Amendment to the Credit Agreement dated November 17, 2014 with Corbin Mezzanine Fund I, L.P. (‘Lender’) and Atalaya Administrative LLC, as administrative agent and collateral agent for Corbin Mezzanine Fund I.

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

As of the third quarter of 2015 the Company has been in breach of certain covenants under the amended credit agreement and is therefore in default of the credit agreement.

On August 15, 2016 the Company entered into the second amendment to the credit agreement dated November 17, 2014 with Corbin Mezzanine Fund I, L.P. and Atalaya Administrative LLC, as administrative agent and collateral agent for Corbin Mezzanine Fund I.  Under the second amendment, the senior secured lender increased the loan facility by $1,202,447 of which $1,000,000 was paid to the Company and the remainder was offset against legal fees and other financing related costs, the lender waived the Company’s existing defaults under the financial covenants, raised the applicable margin to 13% and reset the agreed maturity date to December 31, 2016 with extended maturity options towards March 31, 2017 if certain conditions were met. Furthermore the amendment included additional prepayment premium in the following cases, equal to: (a) twenty-five percent (25%) of the amount prepaid if such prepayment occurs on or before October 15, 2016, (b) fifty percent (50%) of the amount prepaid if such prepayment occurs on or after October 16, 2016 and on or before December 31, 2016, and (c) seventy-five percent (75%) of the amount prepaid if such prepayment occurs on or after December 31, 2016. Considering the above amendments the Company concluded that the amendments constitute an extinguishment of the debt compared to the terms before the amendment. As a result the outstanding debt discounts and deferred financing costs have been accounted as extinguishment of debt.

On December 27, 2016, the Company agreed upon another amendment (the “Amendment”) of the credit agreement with Atalaya Administrative LLC as administrative agent and Corbin Mezzanine Fund I, L.P. Pursuant to the Amendment, the Borrower is indebted in the amount of $5,562,778, and has agreed to add the following amounts to the indebtedness: (i) the Additional Prepayment Premium (as agreed upon in the Amendment of August 15, 2016) of $4,149,893; (ii) the Prepayment Premium (as defined in the Original Credit Agreement) of $69,165 and (iii) the Exit Fee (as defined in the Original Credit Agreement) of $300,000, totaling $10,081,836 (the “Amended Term Loan Facility”).

The Amendment removes certain terms regarding the liquidation preference and the prepayment fee. In addition, the Amendment provides that credit agreement shall bear interest at Eurodollar rate plus an applicable margin per annum equal to thirteen percent (13%). However, upon receipt by the Company of Net Equity Proceeds (as defined in the Amendment) of $3,000,000 and applying such amount to certain obligations, the interest rate shall be reduced to 12% per annum.

Pursuant to the Amendment, the initial maturity date of the loan is June 30, 2017, which shall be automatically extended to December 31, 2017 (the “First Extended Maturity Date”) upon a repayment of principal of at least $1,500,000 million by March 31, 2017 and another $1,500,000 by June 30, 2017, and no default then exits. The First Extended Maturity Date shall be automatically extended to February 28, 2018 (the “Second Extended Maturity Date”) if the financial statements required by the Amendment for the month ending November 30, 2017 have been delivered to Atalaya and the Lender, and as of December 31, 2017, the total leverage ratio of the Company and its subsidiaries is less than or equal to 2.50 to 1.00, and no default then exits. The Second Extended maturity Date shall be automatically extended to December 31, 2018 (the “Third Extended Maturity Date”) if the financial statements for the fiscal quarter ending December 31, 2017 have been delivered to Atalaya and the Lender, and as of December 31, 2017, the total leverage ratio of the Company and its subsidiaries is less than or equal to 2.50 to 1.00, and no default then exits.

In addition, pursuant to the Amendment, the Borrower agrees to respectively repay $250,000 by the end of each fiscal quarter of 2017 and $500,000 by the end of each fiscal quarter of 2018. The Amendment also provides that the Borrower shall pay to Atalaya a quarterly installment of $15,000 as the administration fee, which is $60,000 in total. Also, the Amendment updated the financial covenants.

Also on December 27, 2016, a Reaffirmation Agreement (the “Reaffirmation Agreement”) was entered by and among ET Europe, the Company, Pareteum North America and Atalaya, pursuant to which, among other things, the Borrower reaffirmed its obligations to Lender under each of the Credit Agreement (as defined in the Reaffirmation Agreement), the Security Agreement (as defined in the Reaffirmation Agreement) and the Pledge Agreement (as defined in the Reaffirmation Agreement) and Deed of Pledge over Shares (as defined in the Reaffirmation Agreement).

Upon closing of the amendment, the Company performed an analysis to determine whether this amendment of the Credit Agreement constituted an extinguishment to the existing credit agreement and concluded that such was not the case.

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

The number of shares issued relating to this SPA amounted to 697,025, the number of warrants amounted to 313,661 and was covered by the registration statement filed in 2012 for an amount of $75,000,000 (S-3/A Amendment No. 2, File No. 333-181738 dated June 6, 2012).

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

The liability instrument was re-evaluated at each reporting period with changes in the fair value recognized through the applicable period Consolidated Statement of Comprehensive Loss.

During 2015 the last outstanding warrants relating to the Offering were exercised and exchanged in to common shares. Due to the conditions within the warrant agreement, there was no additional cash proceed when the exercise took place.

Note 17. Obligations under Capital Leases

The Company has a financing arrangement with one of its vendors to acquire equipment and licenses. This trade arrangement matured in January 2017.

The current portion of the Capital Leases of $10,813 as of December 31, 2016 is included in Current Liabilities “Obligations under capital leases (current portion)” in the accompanying balance sheet as of December 31, 2016.

Note 18. Other long term payable

Other long term payable is summarized as follows:

December 31,
2016
Arrangement with creditor	$251,079
Less:
Short-term portion (recorded in Accrued Expenses and Other Payables)	(58,099)
Total long term	$192,980

During the fourth quarter of 2014, the Company reached an agreement with regulatory authorities regarding a debt for telecom license fees from 2013. As of December 31, 2016 the outstanding long term portion amounted to $192,980 compared to $260,290 as of December 31, 2015. The total current amount, long term and short term, of $251,079 as of December 2016 will be repaid in 49 monthly installments.

Note 19. Fair Value Measurements

The following tables summarize fair value measurements by level at December 31, 2016 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$438,448	$438,448
Warrant Liabilities	-	-	3,827,381	3,827,381
Total Derivatives Liabilities	$-	$-	$4,265,829	$4,265,829

The Company uses the Monte Carlo valuation model and the Black-Scholes model to determine the value of the outstanding warrants and conversion feature. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert.

The following table summarizes fair value measurements by level at December 31, 2015 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$260,398	$260,398
Warrant Liabilities	-	-	685,220	685,220
Total Derivatives Liabilities	$-	$-	$945,618	$945,618

The Company has classified the outstanding warrants into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers.

The Company determines the “Fair Market Value” using a Monte Carlo or Black-Scholes model by using the following assumptions:

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

Note 20. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares Common Stock. The Company had 8,376,267 shares of common stock issued and outstanding as of December 31, 2016, an increase of 1,830,429 shares from December 31, 2015, largely due to the shares issued in connection with the conversion of $2,823,000 on convertible notes which resulted in the issuance of a total of 1,009,373 shares; 176,000 shares were issued as part of the settlement with Cross River Initiatives; 104,671 shares were issued as executive officers and directors compensation including 20,000 shares being part of a severance and independent contractor agreement with one of the former officers of the company; 166,316 shares were issued as part of the negotiations to amend the credit agreement with the lender, divided into 120,000 shares issued as a result of warrants exercise and 46,315 shares issued as debt discount; 199,166 shares were issued as special stock awards to staff and consultants; 232,257 shares were issued as part of the agreement with suppliers to settle the outstanding debt or service fee in shares in lieu of cash; 33,427 shares were issued to consultants in lieu of cash.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of December 31, 2016 according to the stock transfer agent’s records are 8,386,104. The difference in number of issued shares recognized by the Company of 8,376,267 amounts to 9,837 and it is the result of the exclusion of the 9,357 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 480 treasury shares issued under the former employee benefits plan.

(B) Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Preferred Stock, $0.00001 par value per share. 249 shares of Preferred Stock are issued and outstanding as per closing December 31, 2016. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the Common Stock, subject to the rules of the NYSE MKT LLC, to designate the relative rights and preferences of the Preferred Stock, and issue the Preferred Stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

On September 2, 2016, the Company consummated a closing (a “Closing”) of its private placement offering (the “Offering”) of Series A Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”), to “accredited investors” (as defined in Rule 501(a) of the Securities Act of 1933, as amended, the “Securities Act”) (the “Investors”). At the Closing, the Company sold 73 shares of Series A Preferred Stock for aggregate gross proceeds of $730,000.

On September 16, 2016, the Company consummated a Closing of the Offering of the “Series A Preferred Stock, to Investors. At the Closing, the Company sold 49 shares of Series A Preferred Stock for aggregate gross proceeds of $490,000.

From September 28 through September 30, 2016, the Company consummated Closings of the Offering of Series A Preferred Stock, to Investors. At the Closings, the Company sold 27 shares of Series A Preferred Stock for aggregate gross proceeds of $270,000.

The above Closings are part of a “best efforts” private placement offering of up to $1,500,000 (the “Maximum Amount”) consisting of up to 150 shares of Series A Preferred Stock. 149 shares of Series A Preferred Stock have been sold by the Company for gross proceeds to the Company of approximately $1.49 million.

On October 28, 2016, the Company entered into separate subscription agreements with certain Investors relating to the issuance and sale of 33 shares of the Company’s Series A-1 Preferred Stock, for aggregate gross proceeds of $330,000.

On November 10, 2016, the Company entered into separate subscription agreements with certain Investors relating to the issuance and sale of 62 shares of the Company’s Series A-1 Preferred Stock, for aggregate gross proceeds of $620,000.

On December 2, 2016, the Company entered into a subscription agreement with an Investor relating to the issuance and sale of 5 shares of the Company’s Series A-1 Preferred Stock, for aggregate gross proceeds of $50,000.

The above closings have been part of a “best efforts” private placement offering conducted by the Company of up to $1,000,000 (the “Maximum Amount”), consisting of up to 100 shares of Series A-1 Preferred Stock (the “Offering”). As of the date hereof the Company has sold a total of 100 shares of Series A-1 Preferred Stock for aggregate gross proceeds of $1,000,000.

Each share of the Series A and Series A-1 Preferred Stock is convertible, at the option of the holder, into 0.04% of the Company’s issued and outstanding shares of common stock immediately prior to conversion. Combined the Series A (149) and Series A-1 (100) preferred shares will be convertible into 9.96% of the Company’s issued and outstanding shares of common stock immediately prior to conversion.

The Company has the right, in its discretion, to compel holders of the Series A and Series A-1 Preferred Stock to convert the preferred stock into shares of the Company’s common stock in the event that a change in control (as defined in the Certificate of Designation of Preferences, Rights and Limitations of the Series A and Series A-1 Preferred Stock, or the “Certificate of Designation”) occurs within one year after issuance. Further, at any time after one year after the issuance, the Company has the option to automatically convert the Series A-1 Preferred Stock into common stock.

The holders of the Series A and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights (except that the Company may only take certain corporate actions with the approval of a majority of the outstanding shares of the Series A and Series A-1 Preferred Stock). Further, upon liquidation, dissolution or winding up of the Company, the holders of the Series A and Series A-1 Preferred Stock will receive distributions on par with and on a pro rata basis with the holders of the Company’s common stock as though the Series A and Series A-1 Preferred Stock had been converted at the time of such liquidation, dissolution or winding up of the Company.

The Investors in the Offering have also received piggy-back registration rights with respect to the shares of common stock issuable upon conversion of the Series A and Series A-1 Preferred Stock.

In connection with the Offering, the Company retained a placement agent. The Company agreed to pay the placement agent, subject to certain exceptions, a cash fee equal to eight percent (8%) of the aggregate gross proceeds raised by the placement agent in the Offering plus the reimbursement of certain out-of-pocket expenses not exceeding $15,000.

The Series A and Series A-1 Preferred Stock was offered and sold pursuant to an exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act.

During 2016, the Company issued 249 shares of Preferred Stock, compared to 0 shares of Preferred Stock outstanding as of December 31, 2015.

	Outstanding as per December 31, 2016		Outstanding as per December 31, 2015
Preferred A & A-1 shares	Number	Net Proceeds	Number	Net Proceeds

Series A Preferred Stock (Initial Value)	149	$1,490,000	-	$-
Initial Fundraise Costs (Pref A)		(183,521)	-	-
Series A-1 Preferred Stock (Initial Value)	100	1,000,000	-	-
Initial Fundraise Costs (Pref A-1)		(163,283)	-	-

Total	249	$2,143,196	-	$-

The Initial Fundraise Costs are a combination of the 8% Placement Agent fee, Finder fee, Legal fee, Solicitation fee and Costs relating to the repricing of certain outstanding warrants.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple funding rounds, acquisitions and other transactions. Often these warrants could be classified as equity instead of a derivative. As of December 31, 2016, 1,504,278 warrants have classified as derivative warrants with a total fair market value of $3,827,381. A number of 700,373 have been classified as non-derivative warrants. The warrants outstanding at December 31, 2015 have been recorded and classified as non-derivative warrants, except for 170,000 warrants which the Company has valued and recorded for an amount of $685,220 in the balance sheet for the warrant liabilities issued in connection with the Unsecured Subordinated Convertible Promissory Note Offering described in Note 13 including warrants to be issued to the placement agent. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $4.6075.

During December 2015 and first quarter of 2016, 66,229 warrants were issued as part of service provided by the placement agent for our offering of the 9% Unsecured Convertible Note, these warrants are containing conditions which classify these warrants as a derivative liability.

On August 15, 2016, the Company amended the outstanding Credit Agreement, the 10%+Eurodollar 3rd Party Loan. As part of the amendment the Company exercised, free of charge, 166,316 warrants which were outstanding as per December 31, 2015. Additionally, the Company issued 1,273,018 warrants to the lenders, these warrants are containing conditions which make it necessary for the Company to account for those as being derivative warrants.

Also, the Company formalized and issued the $723,900 convertible note and 96,520 warrants with respect to the initial agreement to settle the 2015 severance agreement with the former CEO which were assigned to Saffelberg Investments NV. These 96,520 warrants have also conditions which forces the Company to account for these warrants as derivate warrants.

During December 2016, the company engaged the placement agent also used for the issuance of the convertibles notes offered in December 2015 and Q1 2016, to facilitate in the communication towards the note holders to persuade them to convert their notes, in combination with other incentives, in common shares. Their services have been successful and the company committed to issue a variable number of warrants which have been determined to be 68,511 warrants as per closing December 31, 2016.

The below table summarizes the warrants outstanding as per the below reporting:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	2016	2015
Equity Warrants - Fundraising	$3.75 - $23.25	2016 - 2021	700,373	346,316
Liability Warrants - Fundraising	$3.25 - $11.25	2019 - 2021	1,504,278	170,000
Equity Warrants - Other	NA	NA	-	746
			2,204,651	517,062

Note 21.  Non-controlling Interest

The Company had no non-controlling interests in its subsidiaries.

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

The diluted share base for fiscal 2016 and 2015 excludes incremental shares related to convertible debt, warrants to purchase Common Stock and employee stock options as follows:

Dilutive Securities	2016	2015
Convertible Notes	212,667	170,000
Warrants	2,204,651	517,062
Employee Stock Options	1,040,211	1,434,563
	3,457,529	2,121,625

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

Note 23. Option Compensation Plan and 2008 Long Term Incentive Compensation Plan

2008 Long-Term Incentive Compensation Plan

In 2008, the Company adopted the 2008 Plan. The 2008 Plan initially authorized total awards of up to 200,000 shares of Common Stock, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. The amount of Common Stock underlying the awards to be granted remained the same after the 1-for-25 reverse stock-split that was effectuated on June 11, 2008.

In 2011, the stockholders approved an increase in the shares available under the 2008 Plan from 200,000 to 920,000 shares of Common Stock.

In 2013, the Company’s stockholders approved the amendment and restatement of the 2008 Plan, which increased the number of authorized shares by 920,000 shares of Common Stock.

In 2014, the Company’s stockholders approved another amendment and restatement of the 2008 Plan, which increased the number of authorized shares by 400,000 shares.

During 2016, 337,159 shares were issued under the 2008 Plan, of which 299,731 as non-cash compensation and or bonus granted to senior staff, management and board members for services during the fourth quarter of 2015 and the first, second and third quarter of 2016, no shares were issued under the plan as a result of employee option exercises.

Reconciliation of registered and available shares and/or options as of December 31, 2016:

	Full Year 2016	Total

Registered 2008	-	200,000
Registered 2011	-	720,000
Approved increase 2013	-	920,000
Approved increase 2014	-	400,000
Total Registered under this plan		2,240,000
Shares (issued to):
Consultants	33,428	46,428
Directors, Officers and staff	299,731	471,441
Options exercised	-	95,284
Options (movements):
Issued and Outstanding		1,040,211
Available for grant at December 31, 2016:		586,636

Common Stock options consisted of the following as of the years ended December 31, 2016 and 2015:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2014	1,602,243	$33.00	$30,737,254
Granted in 2015	613,186	14.25	4,635,518
Exercised (with delivery of shares)	(347)	17.00	(2,451)
Forfeitures (Pre-vesting)	(527,825)	26.25	(9,425,694)
Expirations (Post-vesting)	(252,694)	43.50	(4,730,900)
Exchanged for Cashless exercise	-	-	-
Outstanding as of December 31, 2015	1,434,563	28.75	21,213,727
Granted in 2016	498,218	3.75	1,368,955
Exercised (with delivery of shares)	-	-	-
Forfeitures (Pre-vesting)	(240,107)	16.75	(2,751,204)
Expirations (Post-vesting)	(652,463)	38.50	(10,994,838)
Exchanged for Cashless exercise	-	-	-
Outstanding as of December 31, 2016	1,040,211	$13.35	$8,836,640

In 2016, options awarded had a weighted average exercise price of $3.75. The initial fair market value at grant date of these options, in the aggregate, was $1,368,955.

The weighted average assumptions used for the options granted in 2016 using the Black-Scholes options model are: expected cumulative volatility of 214% based on calculated annual volatility of 85%, contractual life of 7.04 years, expected option life of 6.49 years (using the simplified method) and a Risk Free Interest Rate of 2.31%. The expected dividend yield is zero.

Following is a summary of the status and assumptions used of options outstanding as of the years ended December 31, 2016, and 2015:

	Twelve month period ending:
	December 2016	December 2015
Grants
During the year	498,218	613,186
Weighted Average Annual Volatility	85%	81%
Weighted Average Cumulative Volatility	214%	160%
Weighted Average Contractual Life of grants (Years)	7.04	4.42
Weighted Average Expected Life of grants (Years)	6.49	3.97
Weighted Average Risk Free Interest Rate	2.3105%	1.3513%
Dividend yield	0.0000%	0.0000%
Weighted Average Fair Value at Grant-date	$2.75	$7.55

Options Outstanding
Total Options Outstanding	1,040,211	1,434,563
Weighted Average Remaining Contractual Life (Years)	4.47	2.83
Weighted Average Remaining Expected Life (Years)	4.92	2.31
Weighted Average Exercise Price	$13.35	$28.75
Aggregate Intrinsic Value (all options)	$-	$-
Aggregate Intrinsic Value (only in-the-money options)	$0	$52,500

Options Exercisable
Total Options Exercisable	643,153	866,457
Weighted Average Exercise Price	$17.86	$36.75
Weighted Average Remaining Contractual Life (Years)	3.76	1.93
Aggregate Intrinsic Value (all options)	$-	$-
Aggregate Intrinsic Value (only in-the-money options)	$0	$-

Unvested Options
Total Unvested Options	397,058	568,106
Weighted Average Exercise Price	$6.04	$16.50
Forfeiture rate used for this period ending (staff only)	0.000%	16.260%

Options expected to vest
Number of options expected to vest corrected by forfeiture	397,058	498,048
Unrecognized stock-based compensation expense	$1,802,691	$3,636,518
Weighting Average remaining contract life (Years)	6.33	4.26

Exercises
Total shares delivered/issued	0	346
Weighted Average Exercise Price	$-	$17.00
Intrinsic Value of Options Exercised	$-	$1,052

At December 31, 2016, the unrecognized expense portion of share-based awards granted to employees under the 2008 Plan was approximately $1,802,691 with each stock-award, adjusted for cancellations, forfeitures and returns. The forfeiture rate was adjusted from 16.3% as per closing December 2015 to 0% as per closing December 2016 and the corresponding profit and loss effect has been accounted for in 2015.

Share-Based Compensation Expense

The Company recorded for the year ended December 31, 2016, $3,897,437 of share-based compensation, of which $3,654,369 relate to the 2008 Plan and $243,068 relates to the expensing of shares issued as restricted securities as defined in Rule 144 of the Securities Act and not issued under the 2008 Plan. For the comparable period in 2015 the expensing was in total $3,481,908, $3,368,783 for shares issued under the 2008 Plan and $113,125 for expensing of the issuance of restricted shares under the Rule 144 of the Securities Act. In case of grant of options, the Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant and subsequent expensing until the moment of vesting.

Share-based Compensation Expense

	Twelve	Twelve
	months ended	months ended
Stock-Based Compensation Expense	December 31, 2016	December 31, 2015
Consultancy services	$243,068	$113,125
Directors and Officers (shares and options)	2,275,068	2,266,704
Employees (shares and options)	1,379,300	1,102,079
Total	$3,897,437	$3,481,908

Note 24.  Income taxes

For financial statement purposes, loss before the income tax provision is divided amongst the following;

	2016	2015
Domestic	$(34,186,424)	$(6,939,848)
Foreign	2,780,006	1,916,388
Total loss before income tax provision	$(31,406,418)	$(5,023,460)

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary between none (zero) and 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred taxes to zero. The Company’s 2016 provision for income taxes of $38,286 relates to taxable income in some jurisdictions.

In the ordinary course of business, the Company is subject to tax examinations in the jurisdictions in which it files tax returns. The Company’s statute of limitations for tax examinations is four years for federal and state purposes and four to six years in the major foreign jurisdictions in which the company files.

Income tax (benefit)/expense for each year is summarized as follows:

	December 31, 2016	December 31, 2015
Current:
Federal	$-	$-
State	-	-
Foreign	38,286	(17,225)
	38,286	(17,225)
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Income tax (benefit)/ expense	$38,286	$(17,225)

The following is a reconciliation of the provision for income taxes at the US federal statutory rate (34%) to the foreign income tax rate for the years ended:

	December 31, 2016	December 31, 2015
Tax expense (credit) at statutory rate federal	34%	34%
State tax expense net of federal tax	-	-
Foreign income tax rate difference	(3)%	(7)%
Change in valuation allowance	(33)%	(29.8)%
Other	0%	0%
Income tax (benefit)/ expense	$(2)%	(2.8)%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2016	2015
Deferred tax assets:
Net Operating Losses	$47,284,369	$41,191,934
Total gross deferred tax assets	47,284,369	41,191,934
Less: valuation allowance	(47,284,369)	(41,191,934)
Net deferred tax assets	$-	$-

As of December 31, 2016, and 2015, the Company had significant net operating losses carryforwards of approximately $143 million and $157 million, respectively. The deferred tax assets have been offset by a full valuation allowance in 2016 and 2015 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances, if any, will be recognized through earnings.

As of December 31, 2016, and 2015, the Company’s US based subsidiaries had net federal and state operating loss carryforwards of approximately $80 million and $45 million, respectively. Federal and state net operating loss carry forwards in the US start to expire in 2018. At December 31, 2016, the net operating loss carryforwards for foreign countries amounts to approximately $63 million. Losses in material foreign jurisdictions will begin to expire in 2016.

Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carry forward could be restricted.

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. As of December 31, 2016, and 2015, the Company accrued an ASC 740-10 tax reserve of $0 and $0, respectively, for uncertain tax (benefits)/liability including interest and penalties.

Note 25.  Contingencies

telSPACE -vs- Elephant Talk et al., AAA Case No. 01-16-0003-8242.

Claimant commenced this AAA arbitration on or about September 7, 2016 by the filing of a statement of claim. Claimant asserted claims arising out of Software Licensing Agreements (“Licensing Agreements”) entered into by Claimant and mCash Holdings LLC (together, “Licensors”), on the one hand, and Telnicity LLC, on the other, which Telnicity subsequently assigned to the Company.  Pursuant to the Licensing Agreements, the Company obtained the license to use certain intellectual property in exchange for monthly payments to the Licensors.  Claimant alleged that the Company failed to make monthly payments from on or about November 2015, causing the Licensors to terminate the Licensing Agreements, and continued using Licensors’ intellectual property after such termination.  Based on these allegations, Claimant asserted claims for breach of contract, misappropriation of trade secret, and copyright infringement.  Claimant seeks unspecified damages, specific performance, prejudgment interest, attorneys’ fees, and costs.

On October 31, 2016, the Company filed a statement of answer denying Claimant’s claims.  On January 5, 2017, the arbitration panel scheduled the hearing for April 13, 2017.  The Parties have conducted limited discovery, which concluded on February 28, 2017.  On March 10, 2017, Claimant requested leave to move for a default judgment against the Company for failing to advance the AAA administrative fees, and for sanctions based on alleged spoliation of evidence.  On March 15, 2017, the Arbitration Chair denied Claimant’s request for leave to move for default, and granted Claimant’s request for leave to move for sanctions.  The Arbitration will proceed in Seattle, WA, on April 13, 2017.

Saffelberg Investments N.V. unsecured $350,000 Promissory Note repayment

Following a mutually agreed extension of maturity of the Note from December 31, 2016, to March 31, 2017, the Company intends to repay to Saffelberg the unsecured $350,000 Promissory Note on or before the new maturity date.

Other

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Note 26. Geographic Information

Year ended December 31, 2016

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$11,953,015	$902,796	$12,855,811
Identifiable assets	$9,766,602	$3,278,687	$13,045,289

Year ended December 31, 2015

	Europe	Other foreign countries	Total
Revenues from unaffiliated customers (restated)	$13,034,020	$17,981,433	$31,015,453
Identifiable assets	$22,269,243	$3,123,143	$25,392,386

Note 27. Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized as follows:

For the year ended December 31, 2016, the Company had one customer that accounted for 82% of total revenue. For the year ended December 31, 2015, the Company had two customers that accounted for 50% and 33% of total revenue.

The Company had two customers that accounted for 81% and 16% respectively of accounts receivable and unbilled revenue.

Note 28. Related Party Transactions

There were no related party transactions in 2016 or 2015, except for (i) the sale of former subsidiary ValidSoft; and (ii) the debt restructuring transactions with Atalaya Capital Management and Corbin Mezzanine Fund I, L.P.

Note 29. Subsequent Events

March 2017 Underwritten Common Stock Offering

On March 10, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Joseph Gunnar & Co., LLC (the “Underwriter”), relating to the issuance and sale of 2,333,334 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), at a price to the public of $1.50 per share together with five-year warrants to purchase an aggregate of 1,166,667 shares of Common Stock at an exercise price of $1.87. The Underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.3949 per share. The gross proceeds to the Company from the offering were approximately $3.5 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering closed on March 15, 2017. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to (i) up to 350,000 additional shares of Common Stock (the “Option Shares”) at a purchase price of $1.3949 per one Option Share, taking into account the Underwriter’s discount, and/or (ii) warrants to purchase up to 175,000 additional shares of Common Stock (the “Option Warrants”). The Underwriter partially exercised their over-allotment option on 109,133 Option Warrants.

The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-213575) previously filed with and declared effective by the SEC and a prospectus supplement and accompanying prospectus filed with the SEC.

The Underwriting Agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

Conversion of Preferred shares into common stock

On March 7, 2017, the Company received conversion notices from holders of an aggregate of $1,950,000, or 195 shares of the Company’s Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (the “Preferred Shares”).  The Preferred Shares converted into shares of common stock, $0.00001 par value per share, of the Company at a 13% discount to a public offering and became effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. The closing of the public offering took place March 15, 2017 and the public offering price was set at $1.50, therefore the discounted conversion price for the preferred shareholders was calculated at $1.305. The number of shares to be issued was approximately 881,226.

Amendment 2016 13% + Eurodollar rate Senior Secured Credit Agreement

On March 6, 2017, Elephant Talk Europe Holding B.V., an entity organized under the laws of the Netherlands (the “Borrower”), a wholly owned subsidiary of the Company, as borrower, the Company, Pareteum North America Corp., a Delaware corporation, Elephant Talk Group International B.V., an entity organized under the laws of the Netherlands, Corbin Mezzanine Fund I, L.P. (“Lender”) and Atalaya Administrative LLC, a New York limited liability company, as administrative agent and collateral agent for the Lender, entered into a Letter Agreement (the “Agreement”) to amend certain terms of the credit agreement among the parties, dated November 17, 2014, as has been amended from time to time (as so amended, the “Amended and Restated Agreement”). Capitalized terms used herein but not otherwise defined shall have the meaning as set forth in the Amended and Restated Credit Agreement.

Pursuant to the Agreement, (i) the Maturity Date will be extended to December 31, 2018; (ii) the amortization schedule will be as follows: Q1-17: $1,500,000; Q2-17: $1,500,000; Q3-17: $500,000; Q4-17: $500,000; Q1-18: $750,000; Q2-18: $750,000; Q3-18: $750,000; Q4-18: Balloon; (iii) a new financial covenants package shall be agreed upon by the parties by April 30, 2017; and (iv) the Warrants will be amended as follows: (a) the aggregate amount of shares of common stock underlying the Warrants will be increased to 1,446,000 (post-reverse split); (b) the exercise price of the Warrants will be set at the lesser of (A) $3.25 per share (post-reverse split) or (B) a 13% discount to the offering price of shares of common stock in an underwritten public offering (the “Equity Offering”) of the Company; and (c) the anti-dilution sections (Sections 9(d) and 9(h)) of the Warrants shall be removed.

Reversed Stock-Split

On February 23, 2017, the Company filed a certificate of amendment to the Company’s certificate of incorporation (the “Certificate of Amendment”), effective after the market closed on February 24, 2017 (the “Effective Date”), with the Secretary of State of the State of Delaware in order to effect the previously announced 1-for-25 reverse stock split (the “Reverse Split”).  Pursuant to the Reverse Split, every 25 shares of the Company’s issued and outstanding common stock have been converted into one share of common stock.  The Reverse Split took effect at 4:01 p.m., Eastern Time, on the Effective Date, and the common stock began trading on a split-adjusted basis when the market opened on February 27, 2017.  No fractional shares were issued if, as a result of the Reverse Split, a stockholder would otherwise have been entitled to a fractional share. Instead, each stockholder was entitled to receive a cash payment which was based upon the volume  weighted average price for the five (5) days preceding the Effective Date.

The Reverse Split followed (i) the granting of authority to the Board of Directors of the Company (the “Board”), by the Company’s stockholders at the 2016 Annual Meeting of Stockholders held on August 16, 2016, in its discretion, to determine whether to proceed with the Reverse Split and to select and file the Certificate of Amendment to the Company’s certificate of incorporation to effect the Reverse Split at a ratio to be determined by the Board and (ii) the subsequent approval by the Company’s Board on February 14, 2017 of the enactment of the Reverse Split at the ratio of 1-for-25.

All warrant, option, share and per share information in these financial statements and footnotes give retroactive effect for the Reverse Split. All numbers in the financial statements and footnotes included herein give effect to all financial information as if the Reverse Split had occurred on the date reported.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Based on the foregoing evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective as of March 31, 2016, Mark Nije, through his management entity, LMI Europe B.V., resigned from the Company as its Chief Financial Officer. The Company has an agreement with Mr. Nije to make monthly cash severance payments for twelve months to LMI Europe B.V. equal to an aggregate of Euro 240,000, plus VAT.

Effective as of March 31, 2016, Alex Vermeulen, through his management entity, Scere Company Italy S.R.I., resigned from the Company as its General Counsel, Secretary and Compliance Officer. The Company has an agreement with Mr. Vermeulen to (i) make monthly cash severance payments for six months to Scere Company Italy S.R.I. equal to an aggregate of Euro 81,000, (ii) grant to Mr. Vermeulen 4,000 restricted shares of the Company’s common stock and (iii) allow 1,333 options which had not yet vested to vest immediately.

Effective as of December 31, 2016, it was mutually agreed with Gary Brandt and his management entity, Blue Ridge Consulting LLC, that the restructuring consultancy services, including the services of Mr. Brandt as Chief Restructuring Officer would cease. This agreed cessation of services was not as a result of any disagreement between Mr. Brandt and the Company.

Effective as of January 31, 2016, Timothy Payne, stepped down as Interim President of the Company’s North America subsidiary, ET North America Corp. The Company has an agreement with Mr Payne to (i) pay severance equivalent to six monthly gross base salaries (US$ $105.000) less taxes; (ii) vest and accelerate certain stock options (pursuant to 4,000 options which were granted on April 17, 2014). Mr Payne did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Effective as of September 30, 2016, Patrick M. Carroll, resigned from all positions held at the Company, following the divestment and management-lead buy-out of ValidSoft.

Effective as of March 31, 2017, Erik Kloots will resign from the Company as its Principal Accounting Officer. The Company has an agreement (the “Settlement Agreement”) with Mr. Kloots to (i) make a lump sum severance payment of gross Euro 121,289.41 (USD $ 129,746) no later than March 31, 2017, (ii) pay all unused holidays and pro-rata calculations of 2016 holiday allowance, (iii) keep the Company laptop, and (iv) keep all past awarded stock-options through the life of the options. Mr. Kloots will not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective as of November 2, 2016, Armin Gustav Hessler submitted his resignation as the Company’s Chief Operations Officer. The Company has agreed to make monthly cash severance payments to Mr. Hessler for a period of nine months from the date of his resignation, equal to an aggregate gross amount of Euro 180,000 (USD $ 198,034).  The Company has also agreed to allow Mr. Hessler to keep an aggregate of 88,000 vested stock options.   Mr. Hessler did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

Set forth below are the Company’s Directors and key Executive Officers as at 31 March 2017, together with an overview of their professional experience and expertise.

Name	Age	Position(s) Held	Director Since

Robert H. Turner	67	Executive Chairman of the Board	2015
Robert Skaff (1) (2) (3)	47	Director	2015
Roderick de Greef (1) (2) (3)	56	Director	2015
Yves van Sante (1) (2) (3)	55	Director	2014
Luis Jimenez-Tuñon (1) (2) (3)	37	Director	2017
Victor Bozzo	49	Chief Executive Officer	N/A
Edward O’Donnell (4)	51	Chief Financial Officer	N/A
Erik Kloots (5)	52	Principal Accounting Officer	N/A
Alexander Korff (6)	34	General Counsel, Secretary & Compliance Officer	N/A

(1)	Currently a member of the Audit and Finance Committee.
(2)	Currently a member of the Nominating and Corporate Governance Committee.
(3)	Currently a member of the Compensation Committee.
(4)	Chief Financial Officer since January 9, 2017
(5)	Principal Accounting Officer from April 1, 2016, through March 31, 2017
(6)	Significant employee

Robert H. Turner was appointed Executive Chairman of the Board on November 16, 2015. Mr. Turner has 40 years’ experience, cultivating and growing “all stage” global software, telecom and tech companies. He emphasizes strategy, sales, organizational leadership, and fundamental financial results and leads with a culture that passionately serves the needs of valued constituents, while sustaining growth. Mr. Turner launched his career at AT&T, where he rose to serve at the highest ranks in a broad spectrum of international, start-up, and corporate firms, including (selected highlights): NeoNova Network Services, Inc.; Pac West; Telecom, Inc.; Panterra Networks; PTT Telecom Netherlands, US Inc. (now KPN); and BellSouth Communications, Inc. (now AT&T). Mr. Turner is also an advisory board member of The Capital Angels, affiliated with SC Angel Network. Mr. Turner earned a Bachelor of Science degree and a Master of Business Administration from the University of South Carolina, where he was presented with a Distinguished Alumni award in 2010. Mr. Turner is Guest Lecturer in the Darla Moore School of Business Professional MBA program

Robert Skaff has been a director since December 16, 2015. Mr. Skaff is the founder of DiNotte Lighting Hampton which has developed world-class OEM and recreational lighting products since 2005 and currently serves as a consultant for various manufacturing companies. Mr. Skaff was previously the president of ID Control, a manufacturer of patented mobile video equipment for police vehicles and served as Vice President for Decatur Electronics. Mr. Skaff was a principal and director of Management Information Systems at Johnson and Johnston Associates which was later acquired by Gould Electronics, a subsidiary of Japan Energy.

Roderick de Greef has been a director since September 23, 2015. He previously served as a director of the Company from January 2008 to October 2011. Mr. de Greef (1961) is Chief Financial Officer of BioLife Solutions, Inc, a publicly listed biotechnology company. He has over 25 years of public company CFO experience with companies such as Cardiac Science, BioLife Solutions, Inc., and Cambridge Heart, Inc. Mr. de Greef has been extensively involved in numerous financing transactions and several domestic international M&A transactions. Mr. de Greef has also been member of the board of directors of several public and private companies over the past 15 years, including Endologix, Inc. He was a member of the Board and Chairman of the Audit Committee of Pareteum Communications, Inc., from 2008 to 2011. Mr. de Greef received a BA in Economics and International Relations from San Francisco State University and an MBA from the University of Oregon.

Yves van Sante has been a director since June 1, 2014. From July 2011 to May 2014, Mr. van Sante was a board observer for our Company, following his service on our Board of Directors from October 2006 to July 2011. Mr van Sante (1960) studied Marketing, Communication and Commercial Management. He started his career in 1982 as an advisor at United Brokers and became sales manager for Brinkers International, the market leader in refining oil for the food industry, a year later. From 1987 until 1993 he served as Sales and Marketing manager Central Europe at 3C Communications in Luxemburg, where he launched Credit Card Telephony across Europe. Following this position, he became a business unit manager Public Telephony at Belgacom, the Belgium incumbent, where he managed a department of 650 employees and a € 40 million business. In 1994, together with Steven van der Velden, Yves van Sante co-founded InTouch Telecom. As its managing director he was responsible for business development, sales and marketing. In 1999, when achieving a turnover of € 25 million and having grown to 125 staff, InTouch was sold to GTS, a pan European Telecom operator. Mr. van Sante became vice-president Business Services with GTS in London, where he consolidated acquisitions and turned the voice Telco around into an IP operator. In 2000 he became Managing Director of Eport, a call centre owned by the Port of Ostend. After six months Eport was sold to the Dutch call-centre Call-IT, and Mr. van Sante became advisor to its Management Board. In 2002 he founded Q.A.T. Investments. Concurrently, he has held various Management and Board functions in companies in the QAT portfolio. Mr. van Sante is a member of De Warande and member of the Board of Directors of Festival of Flanders.

Luis Jimenez-Tuñon has been a director since March 1, 2017. Mr. Jimenez-Tuñon is a distinguished mobile telecommunications industry leader, having served as CEO of the Company’s largest customer, Vodafone Enabler Spain S.L. (“Vodafone Enabler”) from July 2011 to December 2016. In addition to his role at Vodafone Enabler, during a decade at Vodafone, Mr. Jimenez-Tuñon has also held leadership positions at Vodafone Spain where he was responsible for business development and strategy of the group’s Mobile Virtual Network Operators (MVNOs), enablers, roaming services, international carriers and wholesale fixed broadband business lines. Mr. Jimenez-Tuñon is currently founder and CEO of Red Queen Ventures, S.L. (www.redqueen-ventures.com) a global high-tech advisory and Investment Company focused on technology, telecom, MVNO/E, satellite and aerospace. As Chief executive of Vodafone Enabler, he pioneered the Company’s innovative business model and powered the launch of Vodafone Spain’s second brand Lowi.es which was awarded best Spanish MVNO in 2015 and 2016. Started in 2011, under his leadership, Vodafone enabler boosted its revenue, profit and operational performance, and achieved internationalization. Previously, Luis held several executive positions at Vodafone Spain, including Senior Vice President where he grew business to hundreds of millions of euros in yearly revenue. Mr. Jimenez began his career in the satellite industry in 2002 holding various positions including Research engineer at the National Space Institute of Denmark and later Deputy Commercial Director of INSA (today ISDEFE), Spain’s leading satellite operations company managing NASA and ESA tracking stations. Luis has received several professional and academic awards at international and national levels. Luis earned an Executive MBA from EOI Business School, a Master’s Degree in Satellite Communications from Polytechnic University of Madrid, and an MSc in Telecommunications Engineering from the University of Zaragoza in cooperation with the Technical University of Denmark. He also completed the Executive Management Program (SEP) from the Graduate School of business at Stanford University in California, of which he is lifetime alumni. Along with his executive career, Luis has been guest speaker at international business summits and has published several papers.

Victor Bozzo was appointed Chief Executive Officer on November 1, 2016. Mr. Bozzo served as Senior Vice President, Worldwide Sales and Marketing for Telarix Inc., a market leader in interconnect solutions for service providers. Under Mr. Bozzo’s sales and marketing leadership, sales increased significantly and the company received numerous market leadership accolades, ultimately leading to a highly successful exit for investors. Prior to joining Telarix, Mr. Bozzo served as President and General Manager of Pac-West’s Emerging Technologies division after selling Pac-West his startup, Factor Communications, an innovative portfolio of cloud-based communications services. He was also responsible for significant revenue and customer growth and investor returns at exTone Communications, ITXC Corporation, and Voxware.

Edward O’Donnell became our Chief Financial Officer, effective January 9, 2017. Mr. O’Donnell has over 23 years of experience in investment banking, advertising, private equity, investment, venture capital, technology, internet and other new media businesses. Prior to joining the Company, Mr. O’Donnell served as the Chief Financial Officer of Ameri Holdings, Inc. (OTC: AMRH) from January 2016 through December 2016. Mr. O’Donnell has served as the Chief Operating Officer of Radbourne Property Group, Inc., an innovative operator of family entertainment centers, where his primary responsibilities included raising capital, external reporting, outlining capital structure and budgeting. From February 2013 until April 2015, Mr. O’Donnell served as chief financial officer of AudioEye, Inc. (OTC: AEYE) From December 2010 until January 2013, Mr. O’Donnell served as Vice President of Finance for Augme Technologies, Inc. (Previously OTC: AUGT), which provides strategic services and mobile marketing technology to leading consumer and healthcare brands. From January 2007 until November 2010, Mr. O’Donnell served as Chief Financial Officer of Carlyle Capital Group LLC, a venture capital and private equity firm. Previously, Mr. O’Donnell also served as Senior Vice President of Finance & Investor Relations of ACTV, Inc. (previously NASDAQ: IATV), where he developed the investor relations department before the company was purchased by OpenTV, a subsidiary of Liberty Media. Previously, Mr. O’Donnell was a member of Aloysius Lyons, LLC. Aloysius Lyons, LLC filed for protection under Chapter 7 of the federal bankruptcy laws in 2007. Aloysius Lyons, LLC received a discharge relating to the matter in 2009 and has been dissolved. Mr. O’Donnell is a Certified Public Accountant in New York and a member of NYSSCPAs and AICPA. Mr. O’Donnell earned a B.S, degree in Accountancy from Villanova University in 1991 and an M.B.A. from Columbia Business School in 2003. We believe that Mr. O’Donnell’s extensive education and background in accounting and finance makes him qualified to serve as our Chief Financial Officer.

Erik Kloots was appointed as Principal Accounting Officer, effective April 1, 2016. Prior to his appointment, Mr. Kloots was employed as the Company’s European Business Controller and then as the Company’s Global Director of Corporate Control & Finance, reporting directly to the Company’s Chief Financial Officer since January 1, 2007. In these roles, Mr. Kloots has been fully accountable for the Global Corporate Control and Finance department of the Company, preparing group budget and strategic plans, quarterly rolling forecasts, SEC filings and investor presentations. Prior to working at the Company, Mr. Kloots worked as Business Controller for eighteen years in Martinair Holland N.V., a well-known Dutch airline company. At Martinair, Mr. Kloots was, as the business controller of the Cargo Business Unit, responsible for the planning & control-cycle (strategic planning), preparing financial reporting and analysis, design of the control framework involving the introduction of Business Balanced Scorecard, among other responsibilities. Mr. Kloots studied Business Economics at the Hogeschool voor Economische Studies (HES), in Amsterdam and for Corporate Controller at the Financiele Academie in Den Bosch.

Alexander Korff was appointed General Counsel, Secretary and Chief Compliance Officer effective April 1, 2016. Mr Korff oversees the legal affairs of the group, including corporate, commercial and financial transactions, intellectual property, governance and regulatory compliance. Before joining Pareteum, Mr Korff worked at international law firms Clifford Chance (in their London, Amsterdam and Warsaw offices) and Bird & Bird in London, specializing in contentious and non-contentious commercial, IT and intellectual property law – predominantly for technology- and telecom-sector clients. He has also worked as in-house legal counsel to defense and aviation group EADS Airbus at their European headquarters in France. He previously held commercial posts with technology companies WorldPay and Autonomy. Mr Korff read law (LL.B) at Durham University, England, and undertook post-graduate legal studies at the London College of Law. He speaks English, Dutch, German and French.

None of our directors or executive officers has been involved in any legal proceeding enumerated in Regulation S-K Item 401 within the time periods described in that regulation.

CORPORATE GOVERNANCE

Board Committees

Our Board of Directors has established three standing committees: (1) Audit and Finance, (2) Nominating and Corporate Governance, and (3) Compensation.

All committees operate under a charter that has been approved by the Board of Directors and which is available on our website, www.pareteum.com.

Audit and Finance Committee

Our Board of Directors has an Audit and Finance Committee, abbreviated to Audit Committee, composed of Messrs. de Greef (Chairman and member since September 23, 2015), Skaff (member since February 18, 2016), van Sante (member since February 18, 2016) and Jimenez-Tuñon (member since March 1, 2017). The Audit and Finance Committee met four (4) times during 2016. Each of the then-current members was present at all of the Audit and Finance Committee meetings held during 2016.

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee, abbreviated to Nominating Committee, presently composed of Messrs. van Sante (Chairman. Member since December 16, 2015), de Greef (member since September 23, 2015), Skaff (member since December 16, 2015) and Jimenez-Tuñon (member since March 1, 2017). The Nominating Committee did not convene as such during 2016, preferring the affairs of the Committee to be addressed by the full Board.

The Nominating Committee is charged with the responsibility of reviewing our corporate governance policies and with presenting new potential director-nominees to the Board of Directors for consideration. The Nominating Committee has a charter which is reviewed annually. All members of the Nominating Committee are independent directors as defined by the rules of the NYSE MKT. The Nominating Committee will consider director nominees recommended by stockholders. To recommend a nominee, please write to the Nominating and Corporate Governance Committee, c/o the General Counsel, Pareteum Corporation, 100 Park Avenue, Suite 1600, New York City, NY 10017, USA. The Nominating Committee will assess all director nominees using the same criteria it applies generally, described in this Form 10-K under the heading “Director and Officer Qualifications.” During 2016, we did not pay any fees to any third parties to assist in the identification of nominees.

Compensation Committee

Our Board of Directors also has a Compensation Committee composed of Messrs. Skaff (Chairman), de Greef, and van Sante. Before December 16, 2015, the Compensation Committee was composed of Messrs. Bustillo, Stevens, De Greef and Ros. The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as Company benefit and insurance plans. The Compensation Committee met two (2) times during 2016 and acted by Unanimous Written Consent one (1) time in 2016. Each of the then-committee members was present at all of the Compensation Committee meetings held during 2016.

The Compensation Committee has the authority to directly engage, at the Company’s expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2016, the Compensation Committee did not engage any such compensation consultants or advisers.

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

Attendance at Board, Committee and Stockholder Meetings

Our Board of Directors met in person and telephonically fourteen (14) times during 2016 and also acted by unanimous written consent eleven (11) times. Each of the then-members of our Board of Directors was present at 75% or more of the Board of Directors meetings held in 2016.

In 2016, Mr. Turner and Mr. De Greef attended the annual stockholder meeting. We have encouraged, but do not require, that all of our directors be in attendance at the Annual Meeting either in person or by remote communication. In addition, we have encouraged, but do not require, our directors to attend future annual stockholder meetings in person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2016, there were untimely filings of Forms 3, 4 and 5 as outlined herein, specifically: (i) one report on Form 4 covering one transaction filed by Mark Nije; (ii) four reports on Form 4 covering four transactions filed by Patrick M. Carroll; (iii) one report on Form 4 covering one transaction filed by Martin Zuuriber; (iv) one report on Form 4 covering one transaction filed by Jaime Bustillo Velasco, (v) two reports on Form 4 covering two transactions filed by Roderick de Greef; (vi) one report on Form 4 covering one transaction filed by Robert Skaff Jr; (vii) two reports on Form 4 covering two transactions filed by Francisco Ros; (vii) three reports on Form 4 covering three transactions filed by Yves Roger van Sante; (viii) two reports on Form 4 covering two transactions filed by Gary G. Brandt; (ix) one report on Form 4 covering one transaction filed by Robert Harold Turner, and (x) one report on Form 3 covering one transaction filed by Victor Bozzo.

Code of Conduct

We have adopted a code of conduct that outlines the principles, policies and laws that govern our activities and establishes guidelines for conduct in the workplace. The code of conduct applies to all employees, as well as each member of our Board of Directors. All employees are required to read the code of conduct and affirm in writing their acceptance of the code. Our code of conduct is posted on our website, www.pareteum.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct by posting such information on our website, www.pareteum.com. A copy of our code of conduct is also available in print, without charge, upon written request to Pareteum Corporation, 100 Park Avenue, Suite 1600, New York, NY 10017, USA. Attn: General Counsel.

Item 11. Executive Compensation

Summary Compensation Table

Name and principle position	Year	Salary ($)(1)		Bonus ($)			Option Awards ($)(2)		Option Awards (in options)		All Other Compensation ($)(3)	Total ($)	Total Number of shares	Total Number of options
Robert H. Turner (i)	2016	$331,021	(a)		$675,000	(f)		$530,838	200,000	(h)	$257,785	$1,794,644	86,000	200,000
(Executive Chairman)	2015	$40,628	(a)	$				$661,437	100,000	(j)	$-	$702,065	-	100,000
Victor Bozzo (ii)	2016	$54,457	(b)		$50,000	(g)		$394,213	120,000	(k)	$-	$498,671	-	120,000
(CEO & Chief Executive Officer)	2015	$-	(b)		$-		$		-		$-	$-	-	-
Alex Korff (iii)	2016	$153,676	(c)	$				$-	-	(l)	$186,870	$340,546	49,807	-
(General Counsel, Secretary & Compliance Officer)	2015	$125,349	(c)	$				$15,656	1,500		$(9,029)	$131,975	-	-
Edward O’Donnell (iv)	2016	$-	(d)	$				$-	-	(l)	$-	$-	-	-
(Chief Financial Officer)	2015	$-	(d)	$				$-	-	(l)	$-	$-	-	-
Erik Kloots (v)	2016	$139,925	(e)	$				$-	-	(l)	$134,262	$274,186	44,791	-
(Vice President-Finance and Principal Accounting Officer)	2015	$119,253	(e)	$				$15,656	1,500	(l)	$-	$134,909	-	-

Notes:

(i)	Mr. Turner was appointed on November 16, 2015, compensation received in 2015 was pro-rated.

(ii)	Mr. Bozzo was appointed on November 1, 2016, compensation received in 2016 was pro-rated.

(iii)	Mr. Korff was appointed April, 1, 2016 and replacing Mr. A. Vermeulen who left the Company March 31, 2016.

(iv)	Mr. O’Donnell was appointed January 8, 2017, compensation to be received in 2017 will be pro-rated.

(v)	Mr. Kloots was appointed April 1, 2016 compensation received in 2016 was pro-rated.

(1)	These are the base salaries before any bonus and or non-cash awards. The base salary is determined and paid on a monthly basis in euros, therefore, calculations include exchange results from euros to U.S. dollars. Payment can be elected either in cash or in shares in lieu of salary and bonus. When officers opt for payment in shares there is a 25% discount on the purchase price. The amounts, however, are shown at fair market value by using the share price of the preceding month closing price. In principle, officers may earn up to approximately 33% more than the ‘agreed’ cash salary in the event they elect to receive 100% compensation in shares. Such beneficial discount is included in “All Other Compensation” at the fair market value of the equity, reduced by the denominated value in U.S. dollars of the cash salary used for this ‘exchange’ into non-cash compensation.

(2)	The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the named executive officers in 2016 and 2015, respectively. We estimate the fair value of awards on the grant date using the Black-Scholes option pricing model. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in Note 23 to the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Note that the amounts reported in this column reflect the Company’s accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the named executive officers from the award. Pursuant to SEC rules, the amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. In case the options have not vested yet the company has expensed a pro-rata portion until date of vesting. Expensing of performance based options will start after setting the performance targets.

(3)	With respect to 2016 this value relates to the non-cash bonus for the chairman of the board and other officers granted in 2016 and issued in January 2017 and in case of 2015 the value represents the 25% purchase price discount the named executive officer received by way of electing equity compensation in lieu of cash compensation adjusted for fair value at date of issuance.

(a)	These amounts have been agreed in USD and amounts to an annual amount of USD 300,000. The total salary in 2016 amounts to $331,021 which includes the employer part of the social securities.

(b)	These amounts have been agreed in USD and amounts to an annual amount of USD 275,000. The total salary in 2016 amounts to $54,457 which includes the employer part of the social securities and represents salary as of November 1, 2016.

(c)	These amounts have been agreed in GBP. The amount for 2016 has been agreed upon GBP 110,700. The average exchange rate is $1.388 for 2016 and $1.440 in 2015. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(d)	No salary in 2015 and 2016, started in January 2016.

(e)	These amounts have been agreed in euro. Amount for 2016 has been EUR 108,230 and for 2015 EUR 96,006. The average exchange rate is $1.114 for 2016 and $1.133 for 2015. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(f)	Bonus amount granted for an amount of USD 75,000 based on achievement of certain milestone. Bonus granted of $600,000 was granted and accrued in the fourth quarter to be paid in the future.

(g)	Sign-in bonus for an amount of USD 50,000.

(h)	Comprised of 200,000 of a total grant of 300,000 shares in total divided between the years 2016 and 2017, the 200,000 options which have been granted with immediate effect represent an initial fair market value of $530,838, following the Black and Scholes calculation method.

(j)	Comprised of 100,000 options with an exercise price of $8.25 and a total initial fair value of USD 661,437. In the years 2015, 2016, 2017 and 2018 equal tranches of 25,000 options will vest each year.

(k)	Comprised of 120,000 options with an exercise price of $4.3725 and a total initial fair market value of USD 394,213 using the Black and Scholes valuation model. The options will annually vest in 4 equal tranches of 30,000 options and have a term of 7 years. The first tranche vested in 2016, others will vest in 2017, 2018 and 2019. Expensing will be accounted for and spread over the period until vesting.

Narrative Disclosure to Summary Compensation Table

Consultancy and Employment Agreements

We currently have the following agreements with our named executive officers:

Robert H. Turner, Executive Chairman – We entered into an employment agreement, effective as of November, 17 2015, with Mr. Turner, to serve as Executive Chairman of the Company. Mr Turner is paid a base compensation of USD $300,000 gross per year. Mr. Turner receives no fees (cash or stock) for serving on our Board of Directors. Mr. Turner has a number of granted options set at 2,500,000 carrying a 7 years exercise period after granting; the options would vest in four equal annual installments, following the joining date. Mr. Turner is eligible to a performance related bonus, depending on business performance by the Group performance. Such bonus shall be based solely upon your achievement of Board-approved and mutually agreed upon performance targets. For 2016 the on-target bonus percentage is set at 100% against the Base salary paid in that year, capped at 200% maximum on cash payment; performance over and above 200% is paid in equity at the then-current value of the Company.

Additionally, On November 18, 2016, the Company entered into an employment agreement Mr. Turner, the Company’s Executive Chairman and Principal Executive Officer (the “Employment Agreement”). The Employment Agreement modifies and supplements the terms of the prior employment letter between the Company and Mr. Turner dated November 2015 by providing for the following additional terms: (i) one-time bonuses of USD $300,000 for achieving previously determined business and restructuring goals established by the Board and an extraordinary bonus of USD $300,000 for Mr. Turner’s efforts on behalf of the Company during late 2015 and 2016 and to be paid as set forth in the Employment Agreement; (ii) restricted common stock grants of 2,000,000 shares of the Company’s common stock; (iii) options to purchase up to 7,500,000 shares of the Company’s stock, which options shall vest over a period of three (3) calendar years, with 1,875,000 shares vesting immediately, and the remaining 5,625,000 shares vesting in 3 equal installments of 1,875,000 each, on the first, second and third anniversary of the option grant. The exercise price of the options is $.14 per share; and (iv) other customary allowances, bonuses, reimbursements and vacation pay. The Employment Agreement also provides that if Mr. Turner’s employment with the Company is terminated by the Company without “cause” or by Mr. Turner for “good reason” (as such terms are defined in the Employment Agreement) the Company will pay Mr. Turner, 12 months’ salary at the rate of his salary as of such termination, together with payment of the average earned bonuses (regular and extraordinary) since November 1, 2015.

Victor Bozzo, Chief Executive Officer – We entered into an employment agreement, effective as of November 1, 2016, with Mr. Bozzo, to server as Chief Executive Officer of the Company. Mr. Bozzo is paid a base compensation of USD $275,000 gross per year. Mr. Bozzo received a signing bonus of USD $50,000 gross, and has a total number of restricted common stock grants of shares with the equivalent value of USD $10,000. Additionally, Mr. Bozzo received a restricted grant with the equivalent value of USD $15,000 within a reasonable time following the 6-month anniversary of the Effective Date and USD $50,000 within the first calendar year anniversary date, with each of these grants being subject to certain conditions set forth in the Employment Agreement. Additionally, Mr. Bozzo is entitled to purchase options up to 3,000,000 shares of the Company’s stock, of which options to purchase 750,000 shares of common stock will vest immediately, and the remaining 2,250,000 shares shall vest in 3 installments of 750,000 each annually on the first, second and third anniversary of the option grant. The exercise price of the options is $.1749 per share; and other customary allowances, bonuses, reimbursements and vacation pay. The Employment Agreement also provides that if Mr. Bozzo’s employment with the Company is terminated by the Company without “cause” or by Mr. Bozzo for “good reason” the Company will pay Mr. Bozzo 12 months’ salary at the rate of his salary as of such termination. Mr. Bozzo is also subject to customary non-competition, non-solicitation and confidentiality requirements during and after the term of his employment.

Edward O’Donnell, Chief Financial Officer – The Company entered into an employment agreement, effective as of January 9, 2017 with Mr. O’Donnell, to perform as Chief Financial Officer of the Company. Mr. O’Donnell is paid a base compensation of USD $175,000 gross, and is entitled to an annual bonus of up to USD $75,000 gross. Additionally, Mr. O’Donnell received a signing bonus of 25,000 restricted common shares, and options to purchase up to 1,000,000 shares of the Company’s stock, subject to the Company’s employee stock option plan including restrictions and vesting schedule. Mr. O’Donnell is also entitled to other customary allowances, bonuses, reimbursements and vacation pay. The employment agreement between the Company and Mr. O’Donnell is an “at will” agreement, which also provides that if Mr. O’Donnell’s employment with the Company is terminated by the Company, then, subject to a mutual release, the Company will pay Mr. O’Donnell’s base salary for an additional 270 days after termination in accordance with customary payroll practices. Mr. O’Donnell is also subject to customary confidentiality requirements during and after the term of his employment.

Alexander Korff, General Counsel and Chief Compliance Officer – During 2016, the Company’s Swiss subsidiary and Mr. Korff were parties to a consultancy agreement with his consulting company Karkinos IP Consulting Ltd which was paid approximately GBP 110,700 in 2016. Effective February 2017, Mr. Korff was engaged as an employee of the Company under an employment agreement for a total of GBP 120,000 (USD $149,383) gross per annum. Additionally, Mr. Korff received options to purchase up to 500,000 shares of the Company’s stock, subject to the Company’s employee stock option plan including restrictions and vesting schedule. Additionally, Mr Korff will also be eligible for a bonus of up to fifty percent (50%) of his base salary above, where any such bonus is subject to the Company’s achievement of its business plan targets. Mr. Korff is also entitled to other customary allowances, bonuses, reimbursements and vacation pay. The employment agreement between the Company and Mr. Korff is an “at will” agreement, which also provides that if Mr. Korff’s employment with the Company is terminated by the Company, then, subject to a mutual release, the Company will pay Mr. Korff’s base salary for an additional 180 days after termination in accordance with customary payroll practices. Mr. Korff is also subject to customary confidentiality requirements during and after the term of his employment.

Erik Kloots, Principal Accounting Officer – The Company entered into an employment agreement, effective as of January 1, 2007 with Mr. Kloots to serve as the Company's European Business Controller and then as the Company's Global Director of Corporate Control & Finance, reporting directly to the Company's Chief Financial Officer. On April 1, 2016, Mr. Kloots was appointed as Principal Accounting Officer and paid a base compensation of Euro 121,289.41 (USD $137,728). Mr. Kloots is also entitled to other customary allowances, bonuses, reimbursements and vacation pay. Mr. Kloots is also subject to customary confidentiality requirements during and after the term of his employment. Effective as of March 31, 2017, Erik Kloots, will resign from the Company as its Principal Accounting Officer. The Company has an agreement (the “Settlement Agreement”) with Mr. Kloots to (i) make a lump sum severance payment of gross Euro 121,289.41 (USD $129,746) gross no later than March 31, 2017, (ii) pay all unused holidays and pro-rata calculations of 2016 holiday allowance, (iii) keep the Company laptop, and (iv) keep all past awarded stock-options through the life of the options. Mr. Kloots will not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Severance and Change of Control

The named executive officers (and certain former executive officers) have individual severance terms as described below. In addition, outstanding equity awards made to our named executive officers under the 2008 Plan are subject to acceleration of any unvested portion of such awards upon a change of control unless the terms of a particular award state otherwise.

Other than as set out below, none of the agreements with named executives include any provisions for severance benefits or other payments upon a change of control regardless of whether a named executive officer’s employment is terminated by him with or without good reason, or whether the named executive officer is terminated by the Company with or without cause.

Robert H. Turner - The employment agreement with Mr. Turner is for an indefinite term. Under the terms of the employment agreement, Mr. Turner is entitled to severance if Mr. Turner’s employment with the Company is terminated by the Company without “cause” or by Mr. Turner for “good reason” (as such terms are defined in the Employment Agreement) the Company will pay Mr. Turner, 12 months’ salary at the rate of his salary as of such termination, together with payment of the average earned bonuses (regular and extraordinary) since November 1, 2015.

Victor Bozzo – The employment agreement with Mr. Bozzo is for an indefinite term. Under the terms of the employment agreement, Mr. Bozzo is entitled to a severance if he is terminated by the Company without “cause” or by Mr. Bozzo for “good reason” the Company will pay Mr. Bozzo 12 months’ salary at the rate of his salary as of such termination.

Edward O’Donnell – The employment agreement with Mr. O’Donnell is for an indefinite term. Under the terms of the employment agreement, Mr. O’Donnell is entitled to a severance if he is terminated by the Company, then, subject to a mutual release, the Company will pay Mr. O’Donnell’s base salary for an additional 270 days after termination in accordance with customary payroll practices.

Alexander Korff – The employment agreement entered on February 1, 2017 with Mr. Korff is for an indefinite term. Under the terms of the employment agreement, Mr. Korff is entitled to a severance if he is terminated by the Company, then, subject to a mutual release, the Company will pay Mr. Korff’s base salary for an additional 180 days after termination in accordance with customary payroll practices.

Erik Kloots – The employment agreement with Mr. Kloots is for an indefinite term. Under the terms of an additional agreement with the Board of Directors on December 15, 2016, Mr. Kloots is entitled to severance if he is terminated by the Company without cause. In the event the agreement were terminated by the Company without cause, the Company would be required to pay Mr. Kloots severance in cash equal to six (6) months base-salary in addition to accrued but unpaid compensation and accrued vacation. Mr. Kloots has an agreement with the Company to resign from all positions that he holds with the Company as of March 31, 2017. For a more detailed description, see Item 9B, “Other Information.”

Martin Zuurbier - The consultancy agreement with Mr. Zuurbier was for a term of two (2) years and three (3) months and commenced on January, 1 2015 and was due to end on March 31, 2017. On January 29, 2016, Mr. Martin Zuurbier entered into certain Severance and Independent Contractor Agreement pursuant to which Mr. Zuurbier resigned, effective December 31, 2015, from the Chief Technology Officer and Co-President of Mobile Platform Activities and other executive positions of the Company for personal reasons. Mr. Zuurbier did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. In connection with his severance, Mr. Zuurbier received (i) a severance entitlement of Euro 100,000 (USD $109,096) and (ii) a grant of 500,000 restricted shares of the Company’s common stock. On November 14, 2016, Mr. Zuurbier and the Company entered into an Equity Conversion and Settlement Agreement, in which both parties agreed that the Company would issue to Mr. Zuuriber the total of 1,115,000 shares of common stock that were included in the S-3, in order to settle an outstanding balance for the total of 115,00. Further, it was agreed between the Company and Mr.. Zuurbier that the Company would also pay in cash the total of Euro 19,500 (USD $21,274) before December 2, 2016 towards the outstanding liability, and the Company would also pay the remaining payment of Euro 50,000 (USD $54,548) before March 31, 2017 to settle the payment liabilities as prescribed by the Severance and Independent Contractor Agreement.

Mark Nije - The consultancy agreement with Mr. Nije was for a term of three (3) years which commenced on January 1, 2015. Under the terms of the consultancy agreement, Mr. Nije is entitled to severance if he is terminated by the Company without cause. In the event the agreement were terminated by the Company without cause, the Company would be required to give two (2) month’s written notice of termination and pay Mr. Nije severance in cash equal to four (4) months base-salary in addition to accrued but unpaid compensation and accrued vacation, but only if, Mr. Nije and us execute a valid and comprehensive mutual release of any and all claims that they may have against us in a form provided by us and they executes such form within seven (7) days of tender. Mr. Nije has an agreement with the Company to resign from all positions that he holds with the Company as of March 31, 2016. For a more detailed description, see Item 9B, “Other Information”. Effective on December 20, 2016, Mr. Nije and the Company entered into an Amendment of the Severance Agreement, in which the Company agreed to make an initial cash payment to Mr. Nije of Euro 42,500 (USD $44,390) and beginning January 1, 2017 the Company shall pay to Mr. Nije the monthly amount of Euro 10,000 (USD $10,445) up to cover the total outstanding balance of Euro 338,407 (USD $353,459) including the accrued statutory interest. In the event the Company fails to pay timely the monthly invoiced amounts, the Company shall next to the monthly payment, without need of demand, make a penalty payment of in the amount of Euro 5,000 (USD $5,222), plus interests thereon for each failure. In the event that the Company is able to raise additional financing through the sale of equity or debt securities, from which the Company receives gross proceeds of not less than USD $3,000,000, the Company shall, within 14 days thereof, make a lump sum payment to Mr. Nije in an amount equal to fifty percent (50%) of the then outstanding balance of the obligation. The then outstanding balance, including accumulated interest over the declining balance, is to be paid in equal monthly installments of no less than Euro 10,000 (USD $10,445) plus any amount due thereunder to satisfy any value added taxes per month until the Obligation is repaid in full. The Company shall arrange for the removal, at the Company’s sole expense, on or before December 29, 2016 (the “Removal Date”), of the trading restriction on the 692,785 shares of stock issued to the Mr. Nije and the 141,910 shares of stock issued to the Management Entity (collectively, the “Shares”), provided however that the Mr. Nije have complied with the applicable requirements under Rule 144 by the Removal Date and the required broker’s rep letter and seller’s rep letter are provided to counsel engaged for purposes of issuing the opinion relating to the removal of the trading restrictions on the Shares. Upon removal of such restrictions, the Company will be solely responsible for arranging for the electronic delivery of the certificates evidencing the Shares, without restrictions, manner of sale or direct resale requirements, to a broker designated by Mr. Nije. In the event that the Company fails to comply with the obligations set out in clause 2 prior to the Removal Date, the Company shall, without need of demand, make a penalty payment in the amount of Euro 25,000 (USD $26,112). The Company shall remove, on or before February 28, 2017, Mr. Nije as a statutory director from Elephant Talk Communications SLU, Spain, including the removal from the applicable registers at the chambers of commerce and tax authorities (the “Spain Removal”). In the event that the Company is unable to complete the Spain Removal by the date set forth above, the Company shall make a payment to Mr. Nije as penalty in the amount of Euro 10,000 (USD $10,455). The Company shall remove, on or before March 31, 2017, Mr. Nije as a statutory director from the all existing legal entities, including the removal from the applicable registers at the chambers of commerce and tax authorities. In the event that the Company is unable to complete the Removal by the date set forth above, the Company shall make a payment to M. Nije as penalty in the amount of Euro 5,000 (USD $5,222) for each entity Mr. Nije is still a registered statutory director.

Alex Vermeulen - The consultancy agreement with Mr. Vermeulen was for a term of three (3) years and commenced on January, 1 2015. Under the terms of the employment agreement, Mr. Vermeulen was entitled to severance if he is terminated by the Company without cause. In the event the agreement were terminated by the Company without cause, the Company would be required to give two (2) month’s written notice of termination and pay Mr. Vermeulen severance in cash equal to four (4) months base salary in addition to accrued but unpaid Compensation and accrued vacation, but only if, Mr. Vermeulen and the Company execute a valid and comprehensive mutual release of any and all claims that they may have against in a form provided by the Company and they executes such form within seven (7) days of tender. Mr. Vermeulen resigned from all positions that he held with the Company as of March 31, 2016. For a more detailed description, see Item 9B, “Other Information.” On October 20, 2016, it has been agreed to a settlement of liabilities between the Company and Mr. Vermeulen, and their respective officers and directors, under the severance agreement of March 28, 2016, and it was also agreed that the Company would issue to Mr. Vermeulen 600,000 restricted shares of common stock that would be included in the S-3 registration statement, in order to settle an outstanding balance for the amount of Euro 60,000 (USD $65,868). Further it is agreed that the Company would pay the remaining part of the outstanding debt in cash, being then Euro 24,857.14 (USD $27,288), before December 24, 2016.

Armin Hessler –The employment agreement with Mr. Hessler was for an indefinite term. Under the terms of the employment agreement, Mr. Hessler was entitled to severance if he were terminated by the Company without cause. In the event the agreement were terminated by the Company before July 1, 2017, the Company would be required to pay Mr. Hessler severance in cash equal to the greater of i) base salary for the number of months between the date Mr. Hessler employment terminates and July 1, 2017; or ii) six (6) months’ base salary. In the event the agreement is terminated by us after July 1, 2017, we would be required to pay Mr. Hessler severance in cash equal to six (6) months’ base salary. Mr. Hessler submitted his resignation as the Company’s Chief Operations Officer effective as of November 2, 2016. The Company has agreed to make monthly cash severance payments to Mr. Hessler for a period of nine months from the date of his resignation, equal to an aggregate gross amount of Euro 180,000 (USD $198,034). The Company has also agreed to allow Mr. Hessler to keep an aggregate of 2,200,000 vested stock options. Mr. Hessler did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

GRANT OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards :	All Other Stock Option Awards
Name and principle position	Grant- date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of shares of Stocks or Units (#)	: Number of Securities Underlying Options #	Exercises or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Robert H. Turner	18-Nov-16								200,000	$3.50	$530,838
(Executive Chairman)
Victor Bozzo	1-Nov-16								120,000	$4,3725	$394,213
(CEO & Chief Executive Officer)
Alex Korff	8-Aug-16							40,000	-	$-	$140,100
(General Counsel, Secretary & Compliance Officer)	28-Jul-16							9,807			36,336
Erik Kloots	8-Aug-16							40,000			140,100
Vice President-Finance and Principal Accounting Officer	28-Jul-16							4,791			17,751
Edward O’Donnell								-			$-
(Chief Finance Officer)								-			$-

The Company issued the compensation shares to the above executive officers from the shares authorized, under its Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2016 for each of our named executive officers.

Outstanding Equity Awards
	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Robert H. Turner	25,000	(1)				$8.25	16-Nov-22		$
(Executive Chairman)	25,000	(1)				$8.25	16-Nov-22		$
			25,000	(2)		$8.25	16-Nov-22		$
			25,000	(2)		$8.25	16-Nov-22		$
	50,000					$3.50	18-Nov-23		$
			50,000			$3.50	18-Nov-23		$
			50,000			$3.50	18-Nov-23		$
			50,000			$3.50	18-Nov-23		$

Victor Bozzo	30,000					$4,3725	1-Nov-23		$
(CEO & Chief Executive Officer)			30,000			$4,3725	1-Nov-23		$
			30,000			$4,3725	1-Nov-23		$
			30,000			$4,3725	1-Nov-23		$

Alex Korff	1,000					$62.50	1-Jan-21		$
(General Counsel, Secretary & Compliance Officer)	1,000					$62.50	1-Jan-21		$
	1,000					$62.50	1-Jan-21		$
	500					$28.75	15-Jan-17		$
	500					$28.75	15-Jan-17		$
	500					$28.75	15-Jan-17		$
	500					$38.00	15-Jan-18		$
	500					$38.00	15-Jan-18		$
			500			$38.00	15-Jan-18		$
	3,072					$22.00	15-Apr-17		$
	500					$20.50	16-Jan-19		$
			500			$20.50	16-Jan-19		$
			500			$20.50	16-Jan-19		$

Edward O’Donnell					$				$
(Chief Finance Officer)					$				$

Erik Kloots	1,000					$33.75	1-Jan-20		$
(Vice President-Finance and Principal Accounting Officer)	1,000					$33.75	1-Jan-20		$
	1,000					$62.50	1-Jan-21		$
	1,000					$62.50	1-Jan-21		$
	1,000					$62.50	1-Jan-21		$
	1,000					$62.50	1-Jan-21		$
	500					$28.75	15-Jan-17		$
	500					$28.75	15-Jan-17		$
	500					$28.75	15-Jan-17		$
	500					$38.00	15-Jan-18		$
	500					$38.00	15-Jan-18		$
			500			$38.00	15-Jan-18		$
	2,505					$22.00	15-Apr-17		$
	500					$20.50	16-Jan-19		$
			500			$20.50	16-Jan-19		$
			500			$20.50	16-Jan-19		$

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

OPTION EXERCISES AND STOCK VESTED

The following table represents stock options that have been exercised and restricted stock awards that have vested as of December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)
Robert H. Turner	0	$-	86,000	$257,785

Vic Bozzo	0	$-	0	$-

Alex Korff	0	$-	49,807	$186,870

Edward O’Donnell	0	$-	0	$-

Erik Kloots	0	$-	44,791	$134,262

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2016. In addition, our named executive officers did not participate in, or otherwise receive any benefits under, a nonqualified deferred compensation plan during 2016.

(a)	The awards have been granted and vested in 2016, however, some of the shares were only issued and delivered early 2017. The corresponding share-based compensation expenses have been accounted for in 2016.

Director Compensation

The basic compensation for serving as a non-executive director is USD $80,000 per year, with an additional USD $10,000 for non-executive directors serving in one committee and USD $20,000 paid to non-executive directors who serve on more committees of our Board of Directors, USD $30,000 for serving as chairman of the Audit Committee and USD $5,000 for serving as a chairman of the other committees. Generally, during a non-executive director’s first year of service, a minimum of 50% of such director’s compensation is paid through the issuance of common stock with the remaining portion paid in cash. In subsequent years of service, a non-executive director gets to elect the method and proportion of payment. Compensation was paid per quarter in arrears, whereby the conversion of cash in shares was done at the average closing share price of the Company of the 10 days prior to the start of the quarter discounted by 25%. This is in line with our policy to stimulate as much as possible conversion into shares to preserve our cash position.

The following table represents compensation earned or paid in 2016 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl Stevens	$-	$18,131	$	$	$	$	$18,131
Yves van Sante (2)	$-	$140,428	$	$	$	$	$140,428
Francisco Ros (3)	$6,381	$9,972	$	$	$	$	$16,353
Roderick de Greef (4)	$81,250	$65,817	$	$	$	$	$147,067
Robert Skaff (5)	$52,170	$71,059	$	$	$	$	$123,229

(1)	The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the directors in the fiscal year in lieu of cash fees, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2016. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for the 2016 calculations in this table are the share prices of the last 10 trading days of the quarter covering the compensation related period. Compensation to the directors can be elected by the directors, at the beginning of the quarter, either in cash or in shares. When directors opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts however are shown at fair market value by using the closing share price at the last working day of the compensated quarter. In principle non-executive officer directors might earn up to approximately 33% more than the standard director fees if they have elected to receive 100% compensation in shares.

(2)	Mr. van Sante elected to have his directorship fees paid in shares.

(3)	Mr. Ros earned cash directorship fees of $6,381 in 2016, which have not yet been paid.

(4)	Mr. de Greef earned cash directorship fees of $81,250 in 2016, of which $10,417 has not yet been paid.

(5)	Mr. Skaff earned cash directorship fees of $52,170 in 2016, which have not yet been paid.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2006 Plan (1): 0 2008 Plan (2): 1,040,211	2006 Plan: n/a 2008 Plan: $13.35	2006 Plan: 0 2008 Plan: 586,636
Equity compensation plans not approved by security holders	-	-	-
Total	1,040,211	-	586,636

(1)	S-8 Filed July 21, 2006.

(2)	S-8 Filed July 11, 2008. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 200,000 to 920,000, during 2013 the stockholders approved an increase from 920,000 to 1,840,000 and during 2014 an increase of the total number of shares available under the Plan from 1,840,000 to 2,240,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS, OFFICERS AND Directors

The following table sets forth, based on 12,766,102 shares of our Common Stock outstanding as of March 27, 2017, certain information as to the stock ownership of each person known by us to own beneficially five percent or more of our outstanding Common Stock, of each of the named executive officers and directors, and of all the named executive officers and directors as a group. In computing the outstanding shares of Common Stock, we have excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Pareteum Corporation, at 100 Park Avenue, Suite 1600, New York, NY 10017, USA.

Name of Beneficial Holder	Number of Shares of Common Stock Owned(A)		Percent of Class as of March 27, 2017
Saffelberg Investments N.V.	1,263,844	(1)	9.9%
Corbin Mezzanine Fund I, L.P.	1,248,381	(2)	9%
Bernard Moncarey	1,140,840	(3)	8.7%

Officers & Directors

Yves Van Sante	50,297		*
Hal Turner	230,972	(4)	2.1%
Roderick de Greef	18,078		*
Robert Skaff	72,167		*
Luis Jimenez-Tuñon	0		*
Victor Bozzo	41,036	(5)	*
Edward O’Donnell	22,036	(6)	*
Erik Kloots	55,797	(7)	*
Alexander Korff	64,844	(8)	*

All Officers and Directors as a Group	555,227		4.3%

* Less than one percent

(A) Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

(1) Includes 226,172 shares underlying a warrant exercisable at an exercise price of $1.87 and 90,812 shares underlying the 9% Note. Their address is in Gooik, Belgium.

(2) Includes 1,082,066 shares underlying a warrant exercisable at $3.25 per share. Corbin Capital Partners, L.P., is an adviser to this entity, and Corbin Capital Partners Management, LLC, the sole general partner of this entity, may be deemed to beneficially own the shares of Common Stock that may be deemed beneficially owned by this entity. Their address is 590 Madison Avenue, 31st Floor, New York, New York 10022.

(3) Includes 410,000 shares underlying a warrant exercisable at $3.50. His address is Rue Emile Lavandier, Luxembourg.

(4) Includes options to purchase 125,000 shares of our Common Stock, all of which are exercisable on or before March 27, 2017, of which 75,000 options have an exercise price of $3.50 and 50,000 options have an exercise price of $8.25.

(5) Includes options to purchase 30,000 shares of our Common Stock, all of which are exercisable on or before March 27, 2017, and which have an exercise price of $4.3725.

(6) Includes options to purchase 10,000 shares of our Common Stock, all of which are exercisable on or before March 27, 2017, and which have an exercise price of $2.755.

(7) Includes options to purchase 11,005 shares of our Common Stock, all of which are exercisable on or before March 27, 2017, of which 2,000 have an exercise price of $33.75; 4,000 have an exercise price of $62.50; 1,500 have an exercise price of $38.00; 2,505 have an exercise price of $22.00; 1,000 have an exercise price of $20.50.

(8) Includes options to purchase 15,072 shares of our Common Stock, all of which are exercisable on or before March 27, 2017, of which 3,000 have an exercise price of $62.50; 1,500 have an exercise price of $28.75; 1,500 have an exercise price of $38; 3,072 have an exercise price of $22; 1000 have an exercise price of $20.50; 5,000 have an exercise price of $2.8775. (Significant Employee).

Item 13. Certain Relationships, and Related Transactions, and Director Independence.

Transactions with Related Persons

Management of the Company is not aware of a material interest, direct or indirect, of any director or officer of the Company, any other informed person of the Company, or any associate or affiliate of any such person, in any transaction since the commencement of the Company’s most recently completed fiscal year or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, except for (i) the sale of former subsidiary ValidSoft; and (ii) the debt restructuring transactions with Atalaya Capital Management and Corbin Mezzanine Fund I, L.P. – in each case as described elsewhere herein.

In the event of any future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by our independent directors.

Procedures for Approval of Related Party Transactions

Related party transactions are subject to the advance review and approval of the Audit and Finance Committee and/or the full Board of Directors, with advice from the General Counsel & Chief Compliance Officer as well as outside Counsel. In its review, the Audit Committee and/or Board is provided with full disclosure of the parties involved in the transaction, and considers the relationships amongst the parties and members of our Board of Directors and executive officers.

Independence Standards for Directors

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.

Four of our current directors, Roderick de Greef, Rob Skaff, Yves van Sante and Luis Jimenez-Tuñon are not related to each other and are “independent” under Section 803 of the NYSE MKT rules. Each of Messrs. De Greef, Skaff, van Sante and Jimenez-Tuñon serve on the Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Executive Chairman is not independent.

In addition, Messrs. de Greef, Skaff, van Sante and Jimenez-Tuñon qualify as “independent” under the standards established by the SEC for members of audit committees. The Board of Directors has determined that Roderick de Greef is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. de Greef’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. de Greef any duties, obligations or liability that are greater than those generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Our Board of Directors also determined that Mr. de Greef has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

 Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Squar Milner LLP (“Squar Milner”), our independent registered accounting firm for the fiscal years ended December 31, 2015 and December 31, 2016. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2016	2015
Audit fees	$220,000	$220,000
Audit-related fees	$14,000	$20,000
Tax fees	$-	$-
All other fees	$-	$-
Total Fees	$234,000	$240,000

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

Tax fees. There were no fees billed by Squar Milner for professional services rendered for tax compliance for the years ended December 31, 2016 and 2015.

All other fees. There were no fees billed by Squar Milner for professional services rendered for other compliance purposes for the years ended December 31, 2016 and 2015.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by Squar Milner in 2016 and 2015 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with Squar Milner maintaining its independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
2.1	Agreement and Plan of Merger between Pareteum Communication Corporation a Delaware Corporation and Pareteum Communications, Inc., a California Corporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed dated July 26, 2011). (**)

2.2	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company and the stockholders of ValidSoft Limited other than Enterprise Ireland (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated March 23, 2010). (**)

2.3	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K dated March 23, 2010). (**)

3.1	Certificate of Merger (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K dated October 4, 2011). (**)

3.2	Certificate of Incorporation of Pareteum Communication Corporation, a Delaware Corporation (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013). (**)

3.3	By-Laws (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A dated July 26, 2011). (**)

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated August 29, 2016). (**)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock as corrected (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 9, 2016). (**)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 3, 2016). (**)

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 3, 2016). (**)

3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated February 27, 2017). (**)

4.1	Form of Warrant, dated November 17, 2014, issued to Corbin Mezzanine Fund I, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

4.2	Form of Conversion Letter Agreement, dated November 17, 2014, issued to Saffelberg Investments NV (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

4.3	Form of Warrant, dated November 17, 2014, issued to Saffelberg Investments NV. (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

4.4	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine Fund I, L.P (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on July 14, 2014). (**)

4.5	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine Fund I, L.P (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on July 14, 2014). (**)

4.6	Form of Warrant issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 24, 2015). (**)

4.7	Corbin Warrant, dated December 27, 2016 issued to Corbin Mezzanine Fund I, L.P to purchase 27,051,627 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 29, 2016). (**)

4.8	ACM Warrant, dated December 27, 2016 issued to ACM Carry-I LLC. to purchase 4,773,817 shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 29, 2016). (**)

10.1	Amendments to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, and May 27, 2009 by and between QAT II Investments S.A. and the Company, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 2, 2009). (**)

10.2	Amendment to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, May 27, 2009, July 1, 2009 and July 8, 2009 by and between QAT II Investments S.A. and the Company, dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 21, 2009).(**)

10.3	Contract between Vodafone Enabler Espana, S.L. and Pareteum Europe Holding, B.V., dated November 1, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013). (**)

10.4	Credit Agreement, dated as of November 17, 2014, by and among Pareteum Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

10.5	Security Agreement, dated as of November 17, 2014, by and among Pareteum Europe Holding B.V., Pareteum Corporation, the other Grantors from time to time party hereto, and Atalaya Administrative LLC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

10.6	First Amendment to Credit Agreement, dated as of July 9, 2015, by and among Pareteum Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 14, 2014). (**)

10.7	Trademark Security Agreement, dated as of November 17, 2014, between Pareteum Europe Holding B.V. and Atalaya Administrative LLC (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on November 21, 2014). (**)

10.8	Release and Settlement Agreement, dated as of June 12, 2015, by and between Pareteum de Mexico, S.A.P.I. de C.V., Pareteum Europe Holding BV, and Pareteum Corporation, and Iusacell, S.A., de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 16, 2015). (**)

10.9	Severance Agreement, dated as of November 16, 2015, between Pareteum Corporation and Steven van der Velden (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 17, 2015). (**)

10.10	Form of Subscription Agreement issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 24, 2015). (**)

10.11	Form of 9% Unsecured Subordinated Convertible Promissory Note issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 24, 2015). (**)

10.12	Amended and Restated Pareteum Corporation 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14 A filed on November 21, 2013). (**)

10.13	Amendment No. 2 to the Amended and Restated Pareteum Corporation 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14 A filed on August 11, 2014). (**)

10.14	Subscription Agreement (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 9, 2016). (**)

10.15	Form of Share Purchase Agreement dated September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 6, 2016). (**)

10.16	Promissory Note dated September 30, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated October 6, 2016). (**)

10.17	License Agreement dated September 30, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated October 6, 2016). (**)

10.18	Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 3, 2016). (**)

10.19	Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 21, 2016). (**)

10.20	Amended and Restated Credit Agreement, dated as of December 27, 2016, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 29, 2016). (**)

10.21	Reaffirmation Agreement, dated as of December 27, 2016, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor Pareteum North America Corp., from time to time party hereto as Guarantors and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 29, 2016). (**)

10.22	Letter Agreement, dated as of March 6, 2017, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 7, 2017). (**)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013). (**)

23.1	Consent public accounting firm Squar Milner, LLP (*)

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document. (*)

101.SCH	XBRL Taxonomy Extension Schema Document. (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)

*	Filed Herewith
**	Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pareteum Corporation

By:	/s/ Hal Turner
Name:	Hal Turner
Title:	Executive Chairman
(Principal Executive Officer)

Date: March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Hal Turner	Chairman of the Board and Director	March 29, 2017
Hal Turner	(Principal Executive Officer)

/s/ Vic Bozzo	Chief Executive Officer	March 29, 2017
Vic Bozzo	(Chief Executive Officer)

/s/ Ted O’Donnell	Chief Financial Officer	March 29, 2017
Ted O’Donnell	(Principal Financial and Accounting Officer)

/s/ Roderick de Greef	Director	March 29, 2017
Roderick de Greef

/s/ Yves van Sante	Director	March 29, 2017
Yves van Sante

/s/ Robert Skaff	Director	March 29, 2017
Robert Skaff

/s/ Luis Jimenez-Tuñon	Director	March 29, 2017
Luis Jimenez-Tuñon

