Form 10-Q
period 2017-03-31
PARETEUM Corp
filed 2017-05-15
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

+ 1 (212) 984-1096+ 1 (212) 984-1096

(Registrant’s telephone number, including area code)

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

Yes  ☐    No  ☒

As of May 15, 2017, there were 12,940,820 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,409,077	$931,189
Restricted cash	669,730	564,018
Accounts receivable, net of an allowance for doubtful accounts of $92,979 at March 31, 2017 and $88,528 at December 31, 2016	616,688	614,670
Prepaid expenses and other current assets	1,162,226	1,084,994
Total current assets	3,857,721	3,194,871

NON-CURRENT ASSETS

OTHER ASSETS	130,865	129,037

NOTE RECEIVABLE	1,019,240	1,012,603

PROPERTY AND EQUIPMENT, NET	8,093,252	8,708,778

TOTAL ASSETS	$13,101,078	$13,045,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and customer deposits	2,679,588	2,316,768
Obligations under capital leases (current portion)	-	10,813
Deferred revenue	180,027	-
Net billings in excess of revenues	872,616	951,791
Accrued expenses and other payables	5,589,262	6,013,620
Senior Secured Loan - Short Term	3,250,000	4,000,000
Total current liabilities	12,571,493	13,292,992

LONG TERM LIABILITIES
Derivative liabilities	-	4,265,829
Other long term liabilities	180,868	192,980
Unsecured Convertible Promissory Note (net of Debt Discount and Debt Issuance)	61,514	821,048
Senior Secured Loan - Long Term (net of Debt Discount, and Debt Issuance)	3,494,287	3,715,662
Non-current portion of net billings in excess of revenues	30,202	121,309
Total long term liabilities	3,766,871	9,116,828
Total liabilities	16,338,364	22,409,820

Commitments and Contingencies (See Notes)	-	-

STOCKHOLDERS’ DEFICIT
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 58 and 249 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	384,503	2,143,196
Common Stock $0.00001 par value, 500,000,000 shares authorized, 12,759,149 and 8,376,267 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	289,865,307	280,653,362
Accumulated other comprehensive loss	(5,113,722)	(5,086,902)
Accumulated deficit	(288,373,374)	(287,080,234)
Pareteum Corporation stockholders’ deficit	(3,237,286)	(9,370,578)

NON-CONTROLLING INTEREST	-	6,047
Total stockholders’ deficit	(3,237,286)	(9,364,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,101,078	$13,045,289

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	March 31,	March 31,
	2017	2016
REVENUES	$2,794,943	$3,273,546

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	841,903	1,125,700
Product development	284,694	1,290,001
Sales and marketing	319,487	541,941
General and administrative	2,365,388	2,855,919
Restructuring charges	129,229	637,777
Depreciation and amortization of fixed and intangibles assets	843,783	1,097,604
Total cost and operating expenses	4,784,484	7,548,942

LOSS FROM OPERATIONS	(1,989,541)	(4,275,396)

OTHER INCOME (EXPENSE)
Interest income	39,136	25,936
Interest expense	(517,143)	(306,299)
Interest expense related to debt discount and conversion feature	(1,049,236)	(351,799)
Amortization of deferred financing costs	(196,113)	(136,929)
Changes in derivative liabilities	1,920,881	518,986
Gain on Extinguishment of Debt	463,345	-
Other income, net	36,818	221,640
Total other income (expense)	697,688	(28,465)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,291,853)	(4,303,861)
Provision for income taxes	1,287	9,929
NET LOSS	(1,293,140)	(4,313,790)

OTHER COMPREHENSIVE LOSS
Foreign currency translation (loss) gain	(26,820)	341,214
COMPREHENSIVE LOSS	$(1,319,960)	$(3,972,576)

Net loss per common share and equivalents - basic	$(0.14)	$(0.66)

Net loss per common share and equivalents - diluted	$(0.14)	$(0.66)

Weighted average shares outstanding during the period - basic	9,322,228	6,515,719

Weighted average shares outstanding during the period - diluted	9,322,228	6,515,719

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,293,140)	$(4,313,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	843,783	1,097,604
Provision for doubtful accounts	4,451	-
Stock based compensation	818,286	944,024
Change in fair value of warrant liability	(1,920,881)	(518,986)
Amortization of deferred financing costs	196,113	136,929
Interest expense relating to debt discount and conversion feature	1,049,236	351,799
Other income and (expense), net	(36,818)	(221,640)
(Gain) on Extinguishment of Debt	(463,345)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,343	35,624
(Increase) decrease in prepaid expenses, deposits and other assets	(209,030)	63,095
Increase in accounts payable and customer deposits	370,494	571,047
Decrease in Net billings in excess of revenues and deferred revenue	(6,755)	(136,050)
(Decrease) increase in accrued expenses and other payables	(594,793)	78,570
Net cash used in operating activities	(1,238,056)	(1,911,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,924)	(765,955)
Advance Purchase Payment on “Assets held for Sale”	-	450,000
Net cash used in investing activities	(30,924)	(315,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing receivable	-	355,000
Equity and Debt issuance costs paid	-	(360,249)
Principal payment on 2014 10% + libor 3rd Part Loan	-	(85,000)
Proceeds from 9% Unsecured Subordinated Convertible Promissory Note	-	2,273,000
Financing related fees	(368,726)	-
Gross Proceeds from public offering	3,500,000	-
Principal repayment Senior Secured Loan	(1,500,000)	-
Net cash provided by financing activities	1,631,274	2,182,751

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	221,306	85,339
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	583,600	40,361
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	1,495,207	615,401
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$2,078,807	$655,762

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$319,328	$233,864
Cash paid during the period for income taxes	-	-
Conversions of notes include accelerated amortization	$801,549	$-
Amendments to warrants and convertible notes	$2,344,948	$-
Conversions of convertible notes	$774,424	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

UNAUDITED

Note 1. Financial Condition

As reflected in the accompanying consolidated financial statements, the Company reported net (loss) of $(1,293,140) for the period ended March 31, 2017 and had an accumulated deficit of $(288,373,374) as of March 31, 2017.

The Company’s financial statements through March 31, 2017 were materially impacted by several events:

•	The restructuring of Atalaya debt on March 6, 2017 and May 1, 2017;
•	a 25-1 reverse stock split;
•	the conversion of derivative debt; and
•	a capital raise.

Atalaya Debt Restructuring

On March 6, 2017, Elephant Talk Europe Holding B.V., an entity organized under the laws of the Netherlands (the “Borrower”), a wholly owned subsidiary of Pareteum Corporation (the “Company”), as Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Corbin Mezzanine Fund I, L.P. (“Lender”) and Atalaya Administrative LLC, a New York limited liability company, as administrative agent and collateral agent for the Lender, entered into an Agreement (the “Agreement”) to amend certain terms of the credit agreement among the parties, dated November 17, 2014, as has been amended from time to time (as so amended, the “Amended and Restated Agreement”). On March 31, 2017, the relevant parties entered into the formal amendment to the Amended and Restated Agreement (the “Amendment”). Capitalized terms used herein but not otherwise defined shall have the meaning as set forth in the Amended and Restated Credit Agreement.

Pursuant to the Amendment, (i) the Maturity Date was extended to December 31, 2018; (ii) the amortization schedule was amended as follows: Q1-2017: $1,500,000; Q2-2017: $1,500,000; Q3-2017: $500,000; Q4-2017: $500,000; Q1-2018: $750,000; Q2-2018: $750,000; Q3-2018: $750,000; and (iii) inserting a new definition of “2017 Equity Offering.” Additionally, the two warrants previously issued to the Lender (the “Corbin Warrant”) and ACM Carry-I LLC (the “ACM Warrant” and, together with the Corbin Warrant, the “Warrants”) were amended and treated as a modification to (a) increase the aggregate amount of shares of common stock underlying the Corbin Warrant to 1,229,100 and increase the aggregate amount of shares of common stock underlying the ACM Warrant to 216,900; (b) adjust the exercise price of the Warrants to $1.305 per share; and (c) remove the anti-dilution sections (Sections 9(d) and 9(h)) of the Warrants.

On May 2, 2017, Elephant Talk Europe Holding B.V., an entity organized under the laws of the Netherlands (the “Borrower”), a wholly owned subsidiary of Pareteum Corporation (the “Company”), as Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Corbin Mezzanine Fund I, L.P. (“Lender”) and Atalaya Administrative LLC (“Atalaya”), a New York limited liability company, as administrative agent and collateral agent for the Lender, executed a Term Sheet (the “Term Sheet”) to amend certain terms of that credit agreement among the parties, as amended via the Amended & Restated Credit Agreement dated December 27, 2016, and further amended on March 6, 2017.

Under the terms of the executed Term Sheet, the parties have agreed, among other items, to reduce the quarterly principal amortization payment amounts and confirmed the maturity date of December 31, 2018. Further, the parties agreed on a revised repayment schedule, which reduces the principal repayments to $250,000 for the second and third quarters of 2017 and $500,000 for the fourth quarter of 2017. The quarterly principal repayments for 2018 have also been materially reduced from $750,000 per quarter to $500,000 per quarter with a final payment due by December 31, 2018. Additionally, the parties also agreed that the two warrants previously issued under prior amendments will be revised to (a) adjust the exercise price to the lesser of $1.305 per share or a 15% discount to the average of the past five days closing price of the Company’s common stock and (b) increase the aggregate amount of shares of common stock underlying the Warrants by 613,805 shares or such number as required to bring the Lender and Atalaya’s fully diluted percentage ownership of the Company’s outstanding equity to 11.65%, calculated as of April 28, 2017.

Reverse Stock Split

We received a deficiency letter from the NYSE MKT on December 6, 2016, indicating that our securities had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), our continued listing on the NYSE MKT was predicated on our effecting a reverse split and other requirements or otherwise demonstrating sustained price improvement. This notice was in addition to a prior notice we received from NYSE MKT on May 26, 2016, as previously disclosed on a Current Report on Form 8-K we filed on June 2, 2016. The NYSE MKT indicated that we had an additional six months, or until June 6, 2017, to gain compliance with Section 1003(f)(v) of the Company Guide.

On February 27, 2017, we completed a 1-for-25 reverse split of our issued and outstanding common stock.

Conversion of Unsecured Convertible Promissory Note and Modification of Derivative Securities

On March 30, 2017, Pareteum Corporation (the “Company”) entered into an agreement (the “Agreement”) with Saffelberg Investments NV (the “Holder”) pursuant to which the Company and the Holder amended the terms of, redeemed or effected conversion, as the case may be, of certain convertible promissory notes (the “Note(s)”) and warrants (the “Warrant(s)”) previously issued by the Company to the Holder.

Pursuant to the Agreement, the Company and the Holder agreed to modify certain terms of the Notes whereby (i) the principal amount of one Note, in the initial amount of $723,900, will be increased by ten percent (10%) and subsequently converted into 530,860 shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company and (ii) the Company will immediately repay in cash another Note in the principal amount of $350,000, plus interest of $59,304. As of May 15, 2017, the principal and accrued interest remain unpaid.

Conversion of Preferred Shares

On March 7, 2017, Pareteum Corporation (the “Company”) received conversion notices from holders of an aggregate of $1,150,000, or 115 shares, of the Company’s Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (the “Preferred Shares”). The Preferred Shares have been converted into shares of common stock, $0.00001 par value per share, of the Company at $1.305 (a 13% discount to the public offering) and shall become effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. Additionally, holders will be granted warrants to purchase 50% additional shares to what they received upon conversion. The exercise price will be $1.87.

Joseph Gunnar & Co., LLC - Public Offering

On March 10, 2017, Pareteum Corporation (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Joseph Gunnar & Co., LLC (the “Underwriter”), relating to the issuance and sale of 2,333,334 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), at a price to the public of $1.50 per share together with five-year warrants to purchase an aggregate of 1,166,667 shares of Common Stock at an exercise price of $1.87. The Underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.3949 per share. The gross proceeds to the Company from the offering were approximately $3.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on March 15, 2017. In addition, under the terms of the Underwriting Agreement, the Company has granted the Underwriter a 45-day option to purchase up to (i) up to 350,000 additional shares of Common Stock (the “Option Shares”) at a purchase price of $1.3949 per one Option Share, taking into account the Underwriter’s discount, and/or (ii) warrants to purchase up to 175,000 additional shares of Common Stock (the “Option Warrants”). The Underwriter partially exercised their over-allotment option on 109,133 Option Warrants.

Based on our current expectations with respect to our revenue and expenses, we expect that our current level of cash and cash equivalents could be sufficient to meet our liquidity needs for the next twelve months. If our revenues do not grow as expected and if we are not able to manage expenses sufficiently, including required payments pursuant to the terms of the senior secured debt, we may be required to obtain additional equity or debt financing. Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders. If we are unable to secure additional financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change or significantly reduce our operations or ultimately may not be able to continue our operations. As a result of our historical net losses and cash flow deficits, and net capital deficiency, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Basis of Presentation of Interim Periods

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our 2016 Annual Report on Form 10-K filed with the SEC on March 29, 2017, referred to as our 2016 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 2, “Business and Summary of Significant Accounting Policies,” of our 2016 Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2017.

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

Recently Issued Accounting Standards

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cashflows – Restricted Cash a consensus of the FASB Emerging Issues Task Force”. This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company has adopted ASU 2016-18.

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Prepaid expenses and other current assets	March 31,	December 31,
	2017	2016
Prepaid expenses	$521,795	$492,549
VAT	640,431	592,445
	$1,162,226	$1,084,994

Property and equipment	March 31,	December 31,
	2017	2016
Furniture & fixtures	$157,547	$155,197
Computer, communications and network equipment	19,600,778	19,079,117
Software	3,260,637	3,209,318
Automobiles	12,081	11,897
Construction in progress	799,009	786,897
Acc. Depreciation Property & Equipment	(15,736,800)	(14,533,648)
	$8,093,252	$8,708,778

Accrued expenses and other payables	March 31,	December 31,
	2017	2016
Accrued Selling, General & Administrative expenses	$4,533,350	$4,955,959
Accrued cost of service	373,048	394,496
Accrued taxes (including VAT)	104,107	127,434
Accrued interest payable	139,232	132,632
Other accrued expenses	439,525	403,099
	$5,589,262	$6,013,620

Breakdown of the Unsecured Convertible Promissory Notes (net of debt discounts)	Outstanding March 31, 2017	Closing(s) during 2017	Regular Amortizations (during 2017)	Conversions (during 2017) including accelerated amortization	December 31, 2016
9% Unsecured Convertible Note (Private Offering Q4- 2015 – Q1-2016	$(61,514)	$-	$(22,699)	$281,914	$(320,729)
9% Saffelberg Note (Unsecured Convertible)	-	-	(19,316)	519,635	(500,319)
	$(61,514)	$-	$(42,015)	$801,549	$(821,048)

Fair Market Value Warrants & Conversion Feature	FMV as of March 31, 2017	Additional closings during 2017	Agreement Amendments/ Conversions	Mark to market adjustment Ytd-2017	FMV as of December 31, 2016

9% Saffelberg Note (Unsecured Convertible)	$-	$-	$(400,631)	$(37,817)	$438,448
FMV Conversion Feature	-	-	(400,631)	(37,817)	438,448
Lender Warrants	-	-	(1,610,060)	(1,752,223)	3,362,283
9% Saffelberg Note Warrants	-	-	(70,826)	(117,388)	188,214
7% Agent Warrants	-	-	(121,200)	-	121,200
8% Agent Warrants	-	-	(142,231)	(13,453)	155,684
FMV Warrant Liabilities	-	-	(1,944,317)	(1,883,064)	3,827,381

Total	$-	$-	$(2,344,948)	$(1,920,881)	$4,265,829

Change in Fair Value of Conversion Feature

During the first quarter of 2017, the Company negotiated with all parties having a derivative instrument with conversion feature to eliminate any condition responsible for the need of derivative accounting. This resulted in the calculation of the fair value as per the agreement date of the elimination of such feature and the subsequent accounting for the allocation of the remaining liability value towards extinguishment of debt and change in fair value of the conversion feature.

Number of underlying shares for Warrants & Conversion Feature	Outstanding March 31, 2017	Additional Closings during 2017	Agreement Amendments / Interest effects	Exercises / Conversions	Outstanding December 31, 2016

9% Convertible Note - Investors	61,116	-	92,013	(243,564)	212,667
9% Convertible Note - Other Investor	-	-	396,181	(530,860)	134,679
Underlying shares relating to outstanding Conversion Features	61,116	-	488,194	(774,424)	347,346

13%+Eurodollar Senior Secured	1,446,000	-	172,982	-	1,273,018
2017 Registered Public Offering	1,166,667	1,166,667	-	-	-
Investor Management Services	710,000	710,000	-	-	-
9% Convertible Note Warrants	520,373	-	-	-	520,373
2013 Convertible Notes	180,000	-	-	-	180,000
Other 9% Convertible Note Warrants	106,172	-	9,652	-	96,520
2017 Registered Public Offering Agent Warrants	641,667	641,667	-	-	-
9% Convertible Note 7% Agent Warrants	66,229	-	-	-	66,229
Preferred Share Conversion Warrants	475,096	-	475,096	-	-
Preferred Share issuance 8% Agent Warrants	38,827	-	(29,618)	-	68,445
Underlying shares relating to outstanding Warrants	5,351,031	2,518,334	628,112	-	2,204,585

Total	5,412,147	2,518,334	1,116,306	(774,424)	2,551,931

2016 13% + Eurodollar Senior Secured Credit Agreement
(Refinancing of 2014 10% + Eurodollar Loan) (Maturing December 2018, including provisional extensions)	March 31, 2017	December 31, 2016
2016 13% + Eurodollar Senior Secured Credit Agreement (principal)	$8,581,836	$10,081,836
Debt Discount - 10% Warrants & Free Warrant shares	(314,891)	(422,202)
Debt Discount – 2017 Warrants for Corbin & Atalaya	(58,997)	-
Debt Discount - Original Issue Discount	(4,913)	(6,596)
Deferred Financing Costs	(122,820)	(164,731)
Debt Discount - Repayment Premium	(1,335,928)	(1,772,645)
	$6,744,287	$7,715,662

Change in Fair Value of Warrant Liabilities

During the first quarter of 2017, the Company negotiated with all parties having a derivative warrant to eliminate any condition (mainly caused by anti-dilution protection conditions) responsible for the need of the subsequent derivative accounting. This resulted in the calculation of the fair value as per the agreement date of the elimination of such condition and the subsequent accounting for the allocation of the remaining liability value towards change in fair value of the warrant liability.

Note 4. Fair Value Measurements

In accordance with Accounting Standards Update 820, Fair Value Measurement (“ASC 820”), the Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

The following table summarizes fair value measurements by level as of December 31, 2016 for and the Company’s liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$438,448	$438,448
Warrant Liabilities	-	-	3,827,381	3,827,381
Total Derivatives Liabilities	$-	$-	$4,265,829	$4,265,829

The Company used the Monte Carlo valuation model to determine the value of the outstanding warrants and conversion feature from the “Offering”. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert.

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares common stock. The Company had 12,759,149 shares of common stock issued and outstanding as of March 31, 2017, an increase of 4,382,882 shares from December 31, 2016, largely due to the shares issued in connection with the public offering described above, which closed on March 15, 2017. As per March 31, 2017 the Company has 867,992 shares pending to be issued of which 530,860 are relating to the conversion of the Unsecured Convertible Promissory Note (see Note 1) and various other non-cash compensation from previous quarters.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of March 31, 2017 and December 31, 2016 according to the Company’s stock transfer agent’s records were 12,768,985 and 8,386,103, respectively. The difference in number of issued shares recognized by the Company of 12,759,149 amounts to 9,836 and it is the result of the exclusion of the 9,356 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 480 treasury shares issued under the former employee benefits plan.

(B) Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Preferred Stock, $0.00001 par value per share. 58 shares of Preferred Stock are issued and outstanding as of March 31, 2017 compared to 249 shares of Preferred Stock outstanding as of December 31, 2016, a decrease of 191 shares.. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the Common Stock, subject to the rules of the NYSE MKT LLC, to designate the relative rights and preferences of the Preferred Stock, and issue the Preferred Stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

On March 7, 2017, the Company received conversion notices from holders of an aggregate of $1,950,000, or 195 shares of the Company’s Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (the “Preferred Shares”). The Preferred Shares converted into shares of common stock, $0.00001 par value per share, of the Company at a 13% discount to a public offering and became effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. The closing of the public offering took place March 15, 2017 and the public offering price was set at $1.50, therefore the discounted conversion price for the preferred shareholders was calculated at $1.305. The number of shares of common stock issued was approximately 1,463,601.

For the three month period ended March 31, 2017, the Company did not issue any additional shares of Preferred Stock, and 58 shares of Preferred Stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at March 31, 2017 (unaudited) and December 31, 2016 have been recorded and classified as equity is 5,351,031and 2,204,651 respectively. As of March 31, 2017 and December 31, 2016, the Company has recorded 0 and 1,504,278, in the balance sheet for the liability warrants issued in connection with the various offerings in previous and current year. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.67. The table below summarizes the warrants outstanding as of March 31, 2017 and as of December 31, 2016:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	March 31, 2017	December 31, 2016
Equity Warrants - Fundraising	$1.305 - $5.375	2017 - 2023	5,351,031	700,373
Liability Warrants - Fundraising	$3.25 - $11.25	2019 - 2021	-	1,504,278
			5,351,031	2,204,651

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan

Amended and Restated 2008 Long-Term Incentive Compensation Plan

Total Authorized under the plan	2,240,000
Shares issued in prior years	621,261
Shares issued during 2017	296,414
Options exercised during 2017	-
Outstanding options	1,179,520
Available for grant at March 31, 2017:	142,805

During the first quarter of 2017, the Company issued 282,142 freely tradable shares to various members of staff, contractors, directors and officers under the 2008 Plan, either for non-cash awards or in conjunction with their willingness to receive all or part of their cash compensation for the fourth quarter of 2016 in shares. Additionally, 14,272 restricted shares were issued to former directors or officers of the Company.

Stock option activity is set forth below:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	1,040,211	$13.35
Granted in 2017	199,700	$2.16
Forfeitures (Pre-vesting)	(609)	$20.46
Expirations (Post-vesting)	(59,782)	$33.21
Outstanding as of March 31, 2017	1,179,520	$10.45

At March 31, 2017, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was $1,332,127, compared to $1,651,460 for the same period in 2016, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net provision for income taxes:

	March 31,
	2017	2016
Net Provision for income taxes	$1,287	$9,929

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

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31
	2017	2016
Two largest customers	97.0%	86.1%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended
	March 31
	2017	2016
Europe	97.1%	91.4%
All other (non-European) countries	2.9	8.6
	100.0%	100.0%

Note 9. Subsequent Events

On May 2, 2017, Elephant Talk Europe Holding B.V., an entity organized under the laws of the Netherlands (the “Borrower”), a wholly owned subsidiary of Pareteum Corporation (the “Company”), as Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Corbin Mezzanine Fund I, L.P. (“Lender”) and Atalaya Administrative LLC (“Atalaya”), a New York limited liability company, as administrative agent and collateral agent for the Lender, executed a Term Sheet (the “Term Sheet”) to amend certain terms of that credit agreement among the parties, as amended via the Amended & Restated Credit Agreement dated December 27, 2016, and further amended on March 6, 2017.

Under the terms of the executed Term Sheet, the parties have agreed, among other items, to reduce the quarterly principal amortization payment amounts and confirmed the maturity date of December 31, 2018. Further, the parties agreed on a revised repayment schedule, which reduces the principal repayments to $250,000 for the second and third quarters of 2017 and $500,000 for the fourth quarter of 2017. The quarterly principal repayments for 2018 have also been materially reduced from $750,000 per quarter to $500,000 per quarter with a final payment due by December 31, 2018. Additionally, the parties also agreed that the two warrants previously issued under prior amendments will be revised to (a) adjust the exercise price to the lesser of $1.305 per share or a 15% discount to the average of the past five days closing price of the Company’s common stock and (b) increase the aggregate amount of shares of common stock underlying the Warrants by 613,805 shares or such number as required to bring the Lender and Atalaya’s fully diluted percentage ownership of the Company’s outstanding equity to 11.65%, calculated as of April 28, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this report.

The Company’s financial statements through March 31, 2017 were materially impacted by several events:

•	The restructuring of Atalaya debt on March 6, 2017 and May 1, 2017;
•	a 25-1 reverse stock split;
•	the conversion of derivative debt; and
•	a capital raise.

Atalaya Debt Restructuring

As previously reported in the Company’s Form 8-K dated March 7, 2017, on March 6, 2017, Elephant Talk Europe Holding B.V., an entity organized under the laws of the Netherlands (the “Borrower”), a wholly owned subsidiary of Pareteum Corporation (the “Company”), as Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Elephant Talk Group International B.V., an entity organized under the laws of the Netherlands, Corbin Mezzanine Fund I, L.P. (“Lender”) and Atalaya Administrative LLC, a New York limited liability company, as administrative agent and collateral agent for the Lender, entered into a Letter Agreement (the “Agreement”) to amend certain terms of the credit agreement among the parties, dated November 17, 2014, as amended via that certain Amended and Restated Agreement between the parties dated December 27, 2016. (the “Amended and Restated Agreement”). On March 31, 2017, the relevant parties entered into the formal amendment to the Amended and Restated Agreement (the “Amendment”). Capitalized terms used herein but not otherwise defined shall have the meaning as set forth in the Amended and Restated Credit Agreement.

Pursuant to the Amendment, (i) the Maturity Date was extended to December 31, 2018; (ii) the amortization schedule was amended as follows: Q1-2017: $1,500,000; Q2-2017: $1,500,000; Q3-2017: $500,000; Q4-2017: $500,000; Q1-2018: $750,000; Q2-2018: $750,000; Q3-2018: $750,000; and (iii) inserting a new definition of “2017 Equity Offering.” Additionally, the two warrants previously issued to the Lender (the “Corbin Warrant”) and ACM Carry-I LLC (the “ACM Warrant” and, together with the Corbin Warrant, the “Warrants”) were amended to (a) increase the aggregate amount of shares of common stock underlying the Corbin Warrant to 1,229,100 and increase the aggregate amount of shares of common stock underlying the ACM Warrant to 216,900; (b) adjust the exercise price of the Warrants to $1.305 per share; and (c) remove the anti-dilution sections (Sections 9(d) and 9(h)) of the Warrants.

On May 2, 2017, Elephant Talk Europe Holding B.V., an entity organized under the laws of the Netherlands (the “Borrower”), a wholly owned subsidiary of Pareteum Corporation (the “Company”), as Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Corbin Mezzanine Fund I, L.P. (“Lender”) and Atalaya Administrative LLC (“Atalaya”), a New York limited liability company, as administrative agent and collateral agent for the Lender, executed a Term Sheet (the “Term Sheet”) to amend certain terms of that credit agreement among the parties, as amended via the Amended & Restated Credit Agreement dated December 27, 2016, and as further amended on March 6, 2017.

Under the terms of the executed term sheet, the parties have agreed, among other items, to reduce the quarterly principal amortization payment amounts and confirmed the maturity date of December 31, 2018. Further, the parties agreed on a revised repayment schedule, which reduces the principal repayments to $250,000 for the second and third quarters of 2017 and $500,000 for the fourth quarter of 2017. The quarterly principal repayments for 2018 have also been materially reduced from $750,000 per quarter to $500,000 per quarter with a final payment due by December 31, 2018. Additionally, the parties also agreed that the two warrants previously issued under prior amendments will be revised to (a) adjust the exercise price to the lesser of $1.305 per share or a 15% discount to the average of the past five days closing price of the Company’s common stock and (b) increase the aggregate amount of shares of common stock underlying the Warrants by 613,805 shares or such number as required to bring the Lender and Atalaya’s fully diluted percentage ownership of the Company’s outstanding equity to 11.65%, calculated as of April 28, 2017. Other specific terms relating to the amendment will be incorporated into a definitive agreement between the parties.

Reverse Stock Split

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

Conversion of Convertible Preferred Stock

On March 7, 2017, the Company received conversion notices from holders of an aggregate of $1,950,000, or 195 shares of the Company’s Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (the “Preferred Shares”). The Preferred Shares converted into shares of common stock, $0.00001 par value per share, of the Company at a 13% discount to a public offering and became effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. The closing of the public offering took place March 15, 2017 and the public offering price was set at $1.50, therefore the discounted conversion price for the preferred shareholders was calculated at $1.305. The number of shares of common stock issued was approximately 1,463,601.

Conversion on Unsecured Convertible Promissory Note and Modification of Derivative Securities

On March 30, 2017, Pareteum Corporation (the “Company”) entered into an agreement (the “Agreement”) with Saffelberg Investments NV (the “Holder”) pursuant to which the Company and the Holder amended the terms of, redeemed or effected conversion, as the case may be, of certain convertible promissory notes (the “Note(s)”) and warrants (the “Warrant(s)”) previously issued by the Company to the Holder.

Pursuant to the Agreement, the Company and the Holder agreed to modify certain terms of the Notes whereby (i) the principal amount of one Note, in the initial amount of $723,900, will be increased by ten percent (10%) and subsequently converted into 530,860 shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company and (ii) the Company will immediately repay in cash another Note in the principal amount of $350,000, plus interest of $59,304.

Conversion of Preferred Shares

On March 7, 2017, Pareteum Corporation (the “Company”) received conversion notices from holders of an aggregate of $1,150,000, or 115 shares, of the Company’s Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (the “Preferred Shares”). The Preferred Shares have been converted into shares of common stock, $0.00001 par value per share, of the Company at $1.305 (a 13% discount to the public offering) and shall become effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. Additionally, holders will be granted warrants to purchase 50% additional shares to what they received upon conversion. The exercise price will be $1.87.

Joseph Gunnar & Co., LLC - Public Offering

On March 10, 2017, Pareteum Corporation (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Joseph Gunnar & Co., LLC (the “Underwriter”), relating to the issuance and sale of 2,333,334 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), at a price to the public of $1.50 per share together with five-year warrants to purchase an aggregate of 1,166,667 shares of Common Stock at an exercise price of $1.87. The Underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.3949 per share. The gross proceeds to the Company from the offering were expected to be approximately $3.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Upon execution, the final proceeds were $3,150,171. The offering closed on March 15, 2017. In addition, under the terms of the Underwriting Agreement, the Company has granted the Underwriter a 45-day option to purchase up to (i) up to 350,000 additional shares of Common Stock (the “Option Shares”) at a purchase price of $1.3949 per one Option Share, taking into account the Underwriter’s discount, and/or (ii) warrants to purchase up to 175,000 additional shares of Common Stock (the “Option Warrants”). The Underwriter partially exercised their over-allotment option on 109,133 Option Warrants.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2017.

Comparison of three months ended March 31, 2017 and March 31, 2016.

Revenue

Revenue for the three months ended March 31, 2017, was $2,794,943, a $478,603 or 15% decrease compared to $3,273,546 for the comparable three months in 2016. A negative EUR vs. USD currency impact of $120,003 accounted for 25% of the variance. The remaining $358,600 decrease in revenue was attributable to the loss of sales due to the sale of a previous subsidiary (Validsoft) of $96,366 and a minor decrease in the Company’s other mobile revenue.

	Three months ended
	2017	2016	Variance
Revenues	$2,794,943	$3,273,546	$(478,603)

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

	Three months ended
	2017	2016	Variance
Revenues	$2,794,943	$3,273,546	$(478,603)
Cost of service (excluding depreciation and amortization)	841,903	1,125,700	(283,797)
Margin (excluding depreciation and amortization)	$1,953,040	$2,147,846	$(194,806)

Cost of service for the three-month period ended March 31, 2017 was $841,903, a decrease of $283,797 or 25%, compared to $1,125,700 for the three-month period in 2016. The decrease in cost of service was the result of reductions in a combination of cash and non-cash stock based employee compensation ($57,394) and decreases in the cost of mobile bundled service business and network ($226,403). The higher EUR vs. USD exchange rate in 2017 positively impacted the variance in Cost of Service versus 2016 by $43,703.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. Because of the ongoing restructuring measures, that also impacted the development department, the Company decided to suspend project capitalization during the last half year of 2016 and the first quarter of 2017. During the three-month period ended March 31, 2017 and 2016, the Company capitalized $0 and $492,997, respectively.

Product development costs for the three-month periods ended March 31, 2017 and 2016 were $284,694 and $1,290,001, respectively, a decrease of $1,005,307 or 78%. The decrease for the three-month period was the net result of expensed development costs of $492,997 in conjunction with the reduction in management and personnel expenses and non-cash stock based employee compensation of $1,498,304 in 2017 compared to 2016. The higher EUR vs. USD exchange rate in 2017 positively impacted the variance in Product development costs versus 2016 by $34,378.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three-month periods ended March 31, 2017 and 2016 were $319,487 and $541,941 respectively, a decrease of $222,454 or 41%. The decrease was caused by reduced management and personnel expenses and non-cash stock based employee compensation of $192,852 and a decrease of $29,602 in marketing program costs. In addition, the EUR vs. USD exchange rate positively impacted the variance in Sales and marketing expenses by $23,621.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the three-month period ended March 31, 2017 and 2016 were $2,365,388 and $2,855,919, respectively, a decrease of $490,531 or 17%. The decrease was caused by reduced management and personnel expenses and non-cash stock based employee compensation of $42,419 and a decrease of 448,112 in other General and administrative expenses. The EUR vs. USD exchange rate positively impacted the variance in General and administrative expenses by $59,058.

Restructuring charges

Restructuring charges for the three months ended March 31, 2017 and 2016 were $129,229 and $637,777, a decrease of $508,548 or 80%. The substantial three phase restructuring plan (the “Plan”) was completed in the third quarter of 2016. The Plan which commenced in the fourth quarter of 2015 was designed to align actual expenses and investments with current revenues as well as introduce new executive management.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to staff and management;

•	the expensing of the shares issued under the 2006 and 2008 Plans to contractors, directors and executive officers in lieu of cash compensation;

•	the expensing of restricted shares issued for consultancy services.

For the three-month period ended March 31, 2017 and 2016, we recognized share-based compensation expense of $818,286 and $944,024, respectively, a decrease of $125,738 or 13%.

In the following table, we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	March 31, 2017	March 31, 2016
Cost of service (excluding depreciation and amortization)	$7,257	$71,441
Product Development	16,340	329,570
Sales and Marketing	37,717	87,281
General and Administrative	756,972	455,732
Total	$818,286	$944,024

Depreciation and Amortization

Depreciation and amortization expenses for the three-month period ended March 31, 2017 was $843,783, a decrease of $253,821 or 23%, compared to $1,097,604 for the same period in 2016. This decrease is primarily the result of the impairment for assets held and used in 2016 and the termination of the depreciation and amortization of the assets of ValidSoft.

Interest Income and Expense

Interest income for the three-month periods ended March 31, 2017 and 2016, was $39,136 and $25,936, respectively, an increase of $13,200 or 51%. Interest income mainly consists of interest accrued for the $1.0 million ValidSoft Promissory Note and interest charged to customers for extended payment terms.

Interest expense for the three-month periods ended March 31, 2017 and 2016, was $517,143 and $306,299, respectively, an increase of $210,844 or 69%. Higher levels of interest expense were the result of the increased outstanding Senior Secured Loan due to loan amendments during 2016 and the Unsecured Debt which started in mid 2016.

Interest Expense Related to Debt Discount Accretion

For the three months ended March 31, 2017 and 2016, interest expenses related to debt discount accretion were $1,049,236 and $351,799, respectively an increase of $697,437 or 198%. This increase is mainly related to the accelerated amortization as a result of conversions into equity of the 9% Unsecured Subordinated Convertible Promissory Note and the principal repayment of $1.5 million of the outstanding Senior Secured Loan.

Amortization of Deferred Financing Costs

Amortization of Deferred Financing Costs for the three-month periods ended March 31, 2017 and 2016 was $196,113 and $136,929, respectively, an increase of $59,184 or 43%.

Changes in derivative liabilities

Changes in derivative liabilities for the three-month period ended March 31, 2017 was a gain of $1,920,881, an increase of $1,401,895 or 270%, compared to $518,986 for the same period in 2016.

Change in Fair Value of Conversion Feature

During the first quarter of 2017, the Company negotiated with all parties having a derivative instrument with conversion feature to eliminate any condition responsible for the need of derivative accounting. This resulted in the calculation of the fair value as per the agreement date of the elimination of such feature and the subsequent accounting for the allocation of the remaining liability value towards extinguishment of debt and change in fair value of the conversion feature.

Change in Fair Value of Warrant Liabilities

During the first quarter of 2017, the Company negotiated with all parties having a derivative warrant to eliminate any condition (mainly caused by anti-dilution protection conditions) responsible for the need of the subsequent derivative accounting. This resulted in the calculation of the fair value as per the agreement date of the elimination of such condition and the subsequent accounting for the allocation of the remaining liability value towards change in fair value of the warrant liability.

The fair market value of the more complex conversion feature and warrant liability was determined by a third-party valuation expert using a Monte-Carlo Simulation model.

Gain on extinguishment of debt

Gain on extinguishment of debt for the three-month periods ended March 31, 2017 and 2016 were $463,345 and $0, respectively. The gain in 2017 is the result of the conversions of the 9% Unsecured Subordinated Convertible Promissory Notes which were executed in the first quarter.

Other Income, net

Other income & (expense) for the three-month period ended March 31, 2017 is an income of $36,818 and represents the unrealized exchange rate gain mainly related to the Senior Secured Loan against the primary functional currency (EURO) of the company.

Provision (Benefit) Income taxes

Income tax provision for the three-month period ended March 31, 2017 was $1,287, compared to an income tax provision of $9,929 for the same period in 2016.

Net Loss

Net loss for the three-month period ended March 31, 2017, was $1,293,140, a decrease of $3,020,650 or 70%, compared to the loss of $4,313,790 for the same period in 2016. The decrease in Net Loss was primarily caused by the restructuring measures, executed in 2016, that significantly lowered cost and operating expenses.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a loss of $26,820 and a gain of 341,214 for the three-month periods ended March 31, 2017 and 2016, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net (loss) of $(1,293,140) for the period ended March 31, 2017 and had an accumulated deficit of $(288,373,374) as of March 31, 2017. Additional capital could be raised during 2017 to cover working capital deficiencies.

The cash balance including restricted cash of the Company at March 31, 2017 was $2,078,807.

Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, may not be on reasonable terms. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders. If we are unable to secure additional financing, as circumstances require, or if we do not succeed in meeting our sales objectives, we may be required to change or significantly reduce our operations or ultimately may not be able to continue our operations. As a result of our historical net losses and cash flow deficits, and net capital deficiency, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Operating activities

	March 31, 2017	March 31, 2016

Net loss	$(1,293,140)	$(4,313,790)
Adjustments to reconcile net loss to net cash used in operating activities:	490,825	1,789,730
	(802,315)	(2,524,060)

Changes in operating assets and liabilities:	(435,741)	612,286
Net cash used in operating activities	$1,238,056	$(1,911,774)

Net cash used in operating activities for the period ended March 31, 2017 was impacted by the increase of prepaid expenses, deposits and other assets of $209,030, decrease in accrued expenses and other payables of $594,793 partly offset by increased account payable and customer deposits of $370,494.

As a result of the above, cash used in operating activities was $1,238,056 for the three months ended March 31, 2017 compared to net cash used in operating activities of $1,911,774 for the three months ended March 31, 2016.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2017 was $30,924, a decrease of $285,031, or 90% compared to $315,955 in the same period in 2016. This change is mainly the result of the decrease in the purchases of property and equipment of $765,955 and the $450,000 of advance purchase payment on “Assets held for Sale” during the first quarter of 2016.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $1,631,274 and $2,182,751, respectively, a decrease of $ 551,477.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents for the three-month period ended March 31, 2017 was $221,306, compared to $85,339 for the same period in 2016.

As a result of the above activities, for the three months ended March 31, 2017, we had cash, cash equivalents and restricted cash of $2,078,807, a net increase in cash and cash equivalents of $583,600 since December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign currency exchange rate

Although the vast majority of our business activities are carried out in Euros, we report its financial statements in USD. The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities. As the clear majority of our business activities are carried out in Euros and we report our financial statements in USD, fluctuations in foreign currencies impact the total amount of assets and liabilities that we report for our foreign subsidiaries upon the translation of those amounts in USD. We do not believe that we have currently material exposure to interest rate or other market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 31, 2016, the Company filed a statement of answer denying Claimant’s claims. On January 5, 2017, the arbitration panel scheduled the hearing for April 13, 2017. The Parties have conducted limited discovery, which concluded on February 28, 2017. On March 10, 2017, Claimant requested leave to move for a default judgment against the Company for failing to advance the AAA administrative fees, and for sanctions based on alleged spoliation of evidence. On March 15, 2017, the Arbitration Chair denied Claimant’s request for leave to move for default, and granted Claimant’s request for leave to move for sanctions. The Arbitration tribunal convened in Seattle, WA, on April 13/14, 2017, and parties are awaiting the determination of the claim(s).

Conversion of Unsecured Convertible Promissory Note and Modification of Derivative Securities

On March 30, 2017, Pareteum Corporation (the “Company”) entered into an agreement (the “Agreement”) with Saffelberg Investments NV (the “Holder”) pursuant to which the Company and the Holder amended the terms of, redeemed or effected conversion, as the case may be, of certain convertible promissory notes (the “Note(s)”) and warrants (the “Warrant(s)”) previously issued by the Company to the Holder.

Pursuant to the Agreement, the Company and the Holder agreed to modify certain terms of the Notes whereby (i) the principal amount of one Note, in the initial amount of $723,900, will be increased by ten percent (10%) and subsequently converted into 530,860 shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company and (ii) the Company will immediately repay in cash another Note in the principal amount of $350,000, plus interest of $59,304. As of May 15, 2017, the principal and accrued interest remain unpaid and legal proceedings have been re-initiated by Saffleberg Investments N.V. in New York. The company is considering mediation and other alternative dispute resolution methods with a view to resolving this claim.

Ellenoff Grossman & Schole LLP, claimed legal fees

On May 5, 2017, the company’s former legal counsel, Ellenoff Grossman & Schole LLP (“EG&S”) commenced litigation proceedings in New York alleging breach of contract and claiming $817,822 in unpaid legal fees for the period January 2015 through November 2016. The company intends to file a response by May 25, 2017, which response may include counterclaims.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

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

PARETEUM CORPORATION

Date: May 15, 2017	By	/s/ Hal Turner
Hal Turner
Executive Chairman
(Principal Executive Officer)

Date: May 15, 2017	By	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer
(Principal Financial and Accounting Officer)