Form 10-Q
period 2017-06-30
PARETEUM Corp
filed 2017-08-14
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

 ☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ______ to ______

000-30061

(Commission file No.)

PARETEUM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-4557538
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

100 Park Avenue, 16th Floor New York, New York 10017

USA

(Address of principal executive offices) (Zip Code)

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

 Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of August 14, 2017, there were 14,505,522 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$741,941	$931,189
Restricted cash	699,661	564,018
Accounts receivable, net of an allowance for doubtful accounts of $91,897 at June 30, 2017 and $88,528 at December 31, 2016	249,279	614,670
Prepaid expenses and other current assets	680,708	1,084,994
Total current assets	2,371,589	3,194,871

NON-CURRENT ASSETS

OTHER ASSETS	80,103	129,037

NOTE RECEIVABLE	1,021,561	1,012,603

PROPERTY AND EQUIPMENT, NET	7,735,945	8,708,778

INTANGIBLE ASSETS, NET	353,656	-

TOTAL ASSETS	$11,562,854	$13,045,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and customer deposits	$2,782,781	$2,316,768
Obligations under capital leases (current portion)	-	10,813
Net billings in excess of revenues	562,682	951,791
Accrued expenses and other payables	4,967,568	6,013,620
Senior Secured Loan - Short Term	1,750,000	4,000,000
Total current liabilities	10,063,031	13,292,992

LONG TERM LIABILITIES
Derivative liabilities	-	4,265,829
Other long term liabilities	177,139	192,980
Unsecured Convertible Promissory Note (net of Debt Discount and Debt Issuance)	75,338	821,048
Senior Secured Loan - Long Term (net of Debt Discount, and Debt Issuance)	5,038,644	3,715,662
Non-current portion of net billings in excess of revenues	97,489	121,309
Total long term liabilities	5,388,610	9,116,828
Total liabilities	15,451,641	22,409,820

STOCKHOLDERS’ DEFICIT
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 58 and 249 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	384,503	2,143,196
Common Stock $0.00001 par value, 500,000,000 shares authorized, 13,271,355 and 8,376,267 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	290,540,444	280,653,362
Accumulated other comprehensive loss	(5,097,560)	(5,086,902)
Accumulated deficit	(289,716,174)	(287,080,234)
Pareteum Corporation stockholders’ deficit	(3,888,787)	(9,370,578)

NON-CONTROLLING INTEREST	-	6,047
Total stockholders’ deficit	(3,888,787)	(9,364,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,562,854	$13,045,289

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months Ended June 30,		Six months Ended June 30,
	2017	2016	2017	2016
REVENUES	$3,239,175	$3,267,146	$6,034,118	$6,540,692

COST AND OPERATING EXPENSES
Cost of service	945,687	978,727	1,787,590	2,104,427
Product development	273,512	808,901	558,206	2,098,902
Sales and marketing	370,795	345,732	690,282	887,673
General and administrative	1,490,838	2,187,189	3,856,226	5,680,885
Restructuring and settlement costs	458,877	-	588,106	-
Depreciation and amortization of intangibles assets	872,693	1,113,947	1,716,476	2,211,551
Total cost and operating expenses	4,412,402	5,434,496	9,196,886	12,983,438

(LOSS) / INCOME FROM OPERATIONS	(1,173,227)	(2,167,350)	(3,162,768)	(6,442,746)

OTHER (EXPENSE) / INCOME
Interest income	54,900	24,611	94,036	50,547
Interest expense	(406,041)	(296,473)	(923,184)	(602,772)
Interest expense related to debt discount and conversion feature	(293,362)	(261,345)	(1,342,598)	(613,144)
Changes in derivative liabilities	-	140,950	1,920,881	659,936
Gain on Extinguishment of Debt	-	-	463,345	-
Other income & (expense), net	433,658	(109,080)	470,476	112,560
Amortization of deferred financing costs	(26,510)	(145,366)	(222,623)	(282,295)
Total other (expense)	(237,355)	(646,703)	460,333	(675,168)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,410,582)	(2,814,053)	(2,702,435)	(7,117,914)
(Benefit)/Provision for income taxes	(67,782)	9,178	(66,495)	19,107
NET (LOSS)	(1,342,800)	(2,823,231)	(2,635,940)	(7,137,021)

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation income / (loss)	16,169	(345,478)	(10,651)	(4,264)
COMPREHENSIVE (LOSS)	$(1,326,631)	$(3,168,709)	$(2,646,591)	$(7,141,285)

Net (loss) per common share and equivalents - basic	$(0.10)	$(0.43)	$(0.24)	$(1.09)

Net (loss) per common share and equivalents - diluted	$(0.10)	$(0.43)	$(0.24)	$(1.09)

Weighted average shares outstanding during the period – basic	12,910,929	6,545,307	11,132,580	6,530,513

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,635,940)	$(7,137,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,716,476	2,211,551
Provision for doubtful accounts	6,378	(279,740)
Stock based compensation	1,123,293	1,306,131
Change in fair value of warrant liability	(1,920,881)	(659,936)
Amortization of deferred financing costs	222,623	282,295
Interest expense relating to debt discount and conversion feature	1,342,598	613,144
Unrealized foreign currency translation gain loss	(470,476)	(112,560)
Payables settled by issuance of shares	473,692	-
(Gain) on Extinguishment of Debt	(463,345)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	359,013	668,599
Decrease in prepaid expenses, deposits and other assets	444,262	678,225
Increase in accounts payable and customer deposits	466,013	648,866
Decrease in Net billings in excess of revenues and deferred revenue	(412,929)	(287,246)
(Decrease) Increase in accrued expenses and other payables	(1,061,893)	696,889
Net cash (used in) operating activities	(811,116)	(1,370,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net and capitalized software	(332,630)	(1,329,611)
Net cash (used in) investing activities	(332,630)	(1,329,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing receivable	-	355,000
Principal payment on 2014 10% + libor 3rd Part Loan	-	(415,098)
Proceeds from 9% Unsecured Subordinated Convertible Promissory Note	-	2,273,000
Financing related fees	(364,941)	(445,249)
Unsecured promissory note	-	350,000
Advance Purchase payment on "Assets held for sale"	-	450,000
Gross Proceed from public offering	3,500,000	-
Principal repayment Senior Secured Loan	(1,750,000)	-
Net cash provided by financing activities	1,385,059	2,567,653

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(294,918)	1,917
NET (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(53,605)	(130,844)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	1,495,207	615,401
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$1,441,602	$484,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$336,193	$459,470
Cash paid during the period for income taxes	895	-
Conversion of notes including accelerated amortization into common shares	801,549	-
Amendments to warrants and convertible notes into common shares	2,344,948	-
Conversions of convertible notes	774,424	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

UNAUDITED

Note 1. Financial Condition

As reflected in the accompanying consolidated financial statements, the Company reported net (loss) of $(2,635,940) for the period ended June 30, 2017 and had an accumulated deficit of $(289,716,174) as of June 30, 2017.

The Company was influenced by several events through June 30, 2017:

•	The restructuring of Atalaya debt on March 6, 2017 and May 2, 2017;
•	A 25-1 reverse stock split;
•	the conversion of derivative debt;
•	a capital raise;
•	an extension was granted by the NYSE for compliance with the listing requirements;
•	new director appointment
•	Joseph Gunnar warrant exercise; and
•	Proposal for a new employee stock option plan

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

On May 2, 2017, Elephant Talk Europe Holding B.V., an entity organized under the laws of the Netherlands, a wholly owned subsidiary of Pareteum Corporation, as Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Corbin Mezzanine Fund I, L.P. and Atalaya Administrative LLC, a New York limited liability company, as administrative agent and collateral agent for the Lender, executed a Term Sheet (the “Term Sheet”) to amend certain terms of that credit agreement among the parties, as amended via the Amended & Restated Credit Agreement dated December 27, 2016, and further amended on March 6, 2017.

On August 9, 2017, the parties entered the Second Amendment (“Second Amendment), among other items, to reduce the quarterly principal amortization payment amounts and confirmed the maturity date of December 31, 2018. Further, the parties agreed on a revised repayment schedule, which reduces the principal repayments to $250,000 for the second and third quarters of 2017 and $500,000 for the fourth quarter of 2017. The quarterly principal repayments for 2018 have also been materially reduced from $750,000 per quarter to $500,000 per quarter with a final payment due by December 31, 2018. The parties also agreed that the two warrants previously issued under prior amendments will be revised to adjust the exercise price of $0.64. The Company also agreed to issue new warrants with a strike price of $0.64 for consideration received from the Lender and Atalya in the amounts of 793,900 and 140,100, respectively.

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

On February 27, 2017, we completed a 1-for-25 reverse split of our issued and outstanding common stock and regained compliance with Section 1003 (f)(v) of the company guide.

Conversion of Unsecured Convertible Promissory Note and Modification of Derivative Securities

On March 30, 2017, Pareteum Corporation entered into an agreement (the “Agreement”) with Saffelberg Investments NV (the “Holder”) pursuant to which the Company and the Holder amended the terms of, redeemed or effected conversion, as the case may be, of certain convertible promissory notes (the “Note(s)”) and warrants (the “Warrant(s)”) previously issued by the Company to the Holder.

Pursuant to the Agreement, the Company and the Holder agreed to modify certain terms of the Notes whereby (i) the principal amount of one Note, in the initial amount of $723,900, will be increased by ten percent (10%) and subsequently converted into 530,860 shares of common stock, par value $0.00001 per share, of the Company and (ii) the Company will immediately repay in cash another Note in the principal amount of $350,000, plus interest of $59,304. As of August 14, 2017, the principal and accrued interest remain unpaid.

Conversion of Preferred Shares

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of preferred stock, $0.00001 par value per share. 58 shares of preferred stock are issued and outstanding as of June 30, 2017 compared to 249 shares of preferred stock outstanding as of December 31, 2016, a decrease of 191 shares. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the Common Stock, subject to the rules of the NYSE MKT LLC, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

On March 7, 2017, Pareteum Corporation received conversion notices from holders of an aggregate of $1,910,000, or 191 shares, of the Company’s Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (the “Preferred Shares”). The Preferred Shares have been converted into shares of common stock, $0.00001 par value per share, of the Company at $1.305 (a 13% discount to the public offering) and shall become effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. Additionally, holders will be granted warrants to purchase 50% additional shares to what they received upon conversion. The exercise price will be $1.87.

Joseph Gunnar & Co., LLC - Public Offering

On March 10, 2017, Pareteum Corporation entered into an underwriting agreement (the “Underwriting Agreement”) with Joseph Gunnar & Co., LLC (the “Underwriter”), relating to the issuance and sale of 2,333,334 shares of the Company’s common stock, par value $0.00001 per share, at a price to the public of $1.50 per share together with five-year warrants to purchase an aggregate of 1,166,667 shares of Common Stock at an exercise price of $1.87. The Underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.3949 per share. The gross proceeds to the Company from the offering were approximately $3.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on March 15, 2017. In addition, under the terms of the Underwriting Agreement, the Company had granted the Underwriter a 45-day option to purchase up to (i) up to 350,000 additional shares of Common Stock (the “Option Shares”) at a purchase price of $1.3949 per one Option Share, taking into account the Underwriter’s discount, and/or (ii) warrants to purchase up to 175,000 additional shares of Common Stock (the “Option Warrants”), that option expired at the end of 45 days. The Underwriter partially exercised their over-allotment option on 109,133 Option Warrants. No Option Shares were exercised.

Extension Granted for Compliance with the NYSE Listing Requirements

On July 13, 2017, Pareteum Corporation received a notice from the NYSE MKT LLC (the “Exchange”) indicating that the Company is not currently in compliance with the Exchange’s continued listing standards as set forth in Section 1003(a)(i), Section 1003(a)(ii), Section 1003(a)(iii), and Section 1003(a)(iv) of the NYSE MKT Company Guide. The Company is now in compliance with Section 1003(f)(v). The Exchange has reviewed the Company’s most recent updates and determined to extend the plan period for the Company to regain compliance with Section 1003(a)(iv) through November 27, 2017. The compliance date for Section 1003(a)(i), Section 1003(a)(ii), and Section 1003(a)(iii) remain November 27, 2017, as was previously stated in the Exchange’s notice dated January 5, 2017 and disclosed on a Current Report on Form 8-K filed by the Company on January 9, 2017.

If the Company is not in compliance with the continued listing standards of the Company Guide by November 27, 2017, or if the Company does not make progress consistent with the plan during the plan period, the Exchange will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

New Director Appointment

Effective July 25, 2017, Pareteum Corporation appointed Laura Thomas as an independent director of the Company.

Ms. Thomas presently serves as the Chief Financial Officer of Towerstream, Inc. Ms. Thomas previously served on the Board of Directors of Impact Telecom (“Impact”), a full-service telecommunications company, from January 2016 through December 2016, during which time she served as Chairman of the Board of Directors from January 2016 through June 2016. From December 2014 through December 2015 she served as the Chief Executive Officer of TNCI Operating Company, which acquired Impact in January 2016. From 2000 through 2014 she served in a variety of roles at XO Holdings, Inc. (now XO Communications), a telecommunications services provider, including as Chief Financial Officer from May 2009 through April 2011 and again from December 2013 through August 2014, and as Chief Executive Officer from April 2011 through December 2013.

Joseph Gunnar Warrant Exercise

On July 17, 2017, Pareteum Corp. entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of outstanding warrants to purchase up to an aggregate of 1,150,000 shares of common stock of the Company at $1.87 per share (the "Original Warrants") whereby the Exercising Holders and the Company agreed that the Exercising Holders would, exercise their Original Warrants at a reduced exercise price of $1.00 per share. The Company expects to receive aggregate gross proceeds before expenses of approximately $1.15 million from the exercise of the Original Warrants by the Exercising Holders.

In consideration for the Exercising Holders exercising their Original Warrants, the Company will issue to each Exercising Holder a new warrant (each, a "New Warrant") to purchase shares of the Company’s common stock equal to the number of shares of common stock received by such Exercising Holder upon the cash exercise of such Exercising Holder's Original Warrants. The terms of the New Warrants will be substantially similar to the terms of the Original Warrants, except that the New Warrants will (i) have an exercise price equal to $1.39 per share and (ii) be exercisable six months from first issuance of the New Warrants, for a period of five years.

The issuance of the New Warrants will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws. The New Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. Each Exercising Holder has represented that it is an accredited investor, as defined in Rule 501 of Regulation D promulgated under the Securities Act.

In connection with the Exercise Agreements, the Company engaged Joseph Gunnar & Co., LLC to act as the Company's placement agent. The Company has agreed to pay Joseph Gunnar & Co., LLC a cash fee equal to seven percent (7%) of the sum of the gross proceeds received by the Company from the exercise of the Original Warrants.

Proposed New Employee Stock Option Plan

On June 8, 2017, the Board adopted the 2017 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2017 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to officers, directors, consultants and others. The Board adopted the 2017 Plan as a means to offer incentives and attract, motivate and retain and reward persons eligible to participate in the 2017 Plan. Accordingly, the Board unanimously approved and adopted the 2017 Plan, including authorization of the issuance of 6,500,000 shares of the Company’s common stock. The 2017 Plan is subject to shareholder approval. On June 14, 2017, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8, registering 3,500,000 shares under the 2017 Plan.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 2, “Business and Summary of Significant Accounting Policies,” of our 2016 Annual Report. There have been no material changes to our significant accounting policies during the six months ended June 30, 2017.

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14) to defer the effective date of the new revenue recognition standard.

ASU 2015-14 defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. For public entities, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016, and is effective for interim periods in the year of adoption. We will adopt ASU 2014-09 on January 1, 2018 and we are evaluating the application of the modified or full retrospective transition methods on our ongoing financial reporting. As part of our evaluation, we are reviewing all our present revenue generating contracts. We will review our various revenue streams and their present categorization to determine the impact of ASU 2014-09 on our revenue recognition. The Company does not anticipate that the ASU will materially impact the amount and timing of consolidated revenues. However, there could be changes to the presentation of revenues on our statements of operations and additional disclosures around the nature, amount, timing and uncertainty of our revenues and cash flows arising from contracts with customers. We continue to actively monitor outstanding issues currently being addressed by the American Institute of Certified Public Accountants’ Revenue Recognition Working Group and the Financial Accounting Standards Board’s Transition Resource Group, since conclusions reached by these groups may impact our application of these ASUs.

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Prepaid expenses and other current assets	June 30,	December 31,
	2017	2016
Prepaid expenses	$386,403	$492,549
VAT	294,305	592,445
	$680,708	$1,084,994

Property and equipment	June 30,	December 31,
	2017	2016
Furniture & fixtures	$168,205	$155,197
Computer, communications and network equipment	20,795,544	19,079,117
Software	3,486,825	3,209,318
Automobiles	12,919	11,897
Construction in progress	854,435	786,897
Acc. Depreciation Property & Equipment	(17,581,983)	(14,533,648)
	$7,735,945	$8,708,778

Accrued expenses and other payables	June 30,	December 31,
	2017	2016
Accrued Selling, General & Administrative expenses	$2,904,841	$4,955,959
Accrued cost of service	717,068	394,496
Accrued taxes (including VAT)	750,568	127,434
Accrued interest payable	150,862	132,632
Other accrued expenses	444,229	403,099
	$4,967,568	$6,013,620

Intangible assets	June 30,	December 31,
	2017	2016
Capitalized development costs	$369,032	$-
Accumulated Amortization	(15,376)	-
	$353,656	$-

Breakdown of the Unsecured Convertible Promissory Notes (net of debt discounts)	Outstanding June 30, 2017	Closing(s) during 2017	Regular Amortizations (during 2017)	Conversions (during 2017) including accelerated amortization	December 31, 2016
9% Unsecured Convertible Note (Private Offering Q4- 2015 – Q1-2016	$(75,338)	$-	$(36,523)	$281,914	$(320,729)
9% Saffelberg Note (Unsecured Convertible)	-	-	(19,316)	519,635	(500,319)
	$(75,338)	$-	$(55,839)	$801,549	$(821,048)

Fair Market Value Warrants & Conversion Feature	FMV as of June 30, 2017	Additional closings during 2017	Agreement Amendments/ Conversions	Mark to market adjustment Ytd-2017	FMV as of December 31, 2016

9% Saffelberg Note (Unsecured Convertible)	$-	$-	$(400,631)	$(37,817)	$438,448
FMV Conversion Feature	-	-	(400,631)	(37,817)	438,448
Lender Warrants	-	-	(1,610,060)	(1,752,223)	3,362,283
9% Saffelberg Note Warrants	-	-	(70,826)	(117,388)	188,214
7% Agent Warrants	-	-	(121,200)	-	121,200
8% Agent Warrants	-	-	(142,231)	(13,453)	155,684
FMV Warrant Liabilities	-	-	(1,944,317)	(1,883,064)	3,827,381

Total	$-	$-	$(2,344,948)	$(1,920,881)	$4,265,829

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

Number of underlying shares for Warrants & Conversion Feature	Outstanding June 30, 2017	Additional Closings during 2017	Agreement Amendments / Interest effects	Exercises / Conversions	Outstanding December 31, 2016

9% Convertible Note - Investors	61,116	-	92,013	(243,564)	212,667
9% Convertible Note - Other Investor	-	-	396,181	(530,860)	134,679
Underlying shares relating to outstanding Conversion Features	61,116	-	488,194	(774,424)	347,346

13%+Eurodollar Senior Secured	1,446,000	-	172,982	-	1,273,018
2017 Registered Public Offering	1,166,667	1,166,667	-	-	-
Investor Management Services	710,000	710,000	-	-	-
9% Convertible Note Warrants	520,373	-	-	-	520,373
2013 Convertible Notes	180,000	-	-	-	180,000
Other 9% Convertible Note Warrants	106,172	-	9,652	-	96,520
2017 Registered Public Offering Agent Warrants	641,667	641,667	-	-	-
9% Convertible Note 7% Agent Warrants	66,229	-	-	-	66,229
Preferred Share Conversion Warrants	731,798	-	731,798	-	-
Preferred Share issuance 8% Agent Warrants	38,827	-	(29,618)	-	68,445
Underlying shares relating to outstanding Warrants	5,607,733	2,518,334	884,814	-	2,204,585

Total	5,668,849	2,518,334	1,373,008	(774,424)	2,551,931

2016 13% + Eurodollar Senior Secured Credit Agreement
(Refinancing of 2014 10% + Eurodollar Loan) (Maturing December 2018, including provisional extensions)	June 30, 2017	December 31, 2016
2016 13% + Eurodollar Senior Secured Credit Agreement (principal)	$8,331,836	$10,081,836
Debt Discount - 10% Warrants & Free Warrant shares	(262,400)	(422,202)
Debt Discount – 2017 Warrants for Corbin & Atalaya	(41,809)	-
Debt Discount - Original Issue Discount	(4,089)	(6,596)
Deferred Financing Costs	(110,021)	(164,731)
Debt Discount - Repayment Premium	(1,124,873)	(1,772,645)
	$6,788,644	$7,715,662

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

The following table summarizes fair value measurements by level as of June 30, 2017 and December 31, 2016 for and the Company’s liabilities measured at fair value on a recurring basis:

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

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares of Common Stock. The Company had 13,271,355 shares of Common Stock issued and outstanding as of June 30, 2017, an increase of 4,895,088 shares from December 31, 2016, largely due to the shares issued in connection with the public offering described above, which closed on March 15, 2017. As per June 30, 2017 the Company has accrued a reserve for 976,249 shares pending to be issued of which 530,860 are relating to the conversion of the Unsecured Convertible Promissory Note (see Note 1) and various other non-cash compensation from previous quarters.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of June 30, 2017 and December 31, 2016 according to the Company’s stock transfer agent’s records were 13,281,191 and 8,386,103, respectively. The difference in number of issued shares recognized by the Company of 13,271,355 amounts to 9,836 and it is the result of the exclusion of the 9,356 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 480 treasury shares issued under the former employee benefits plan.

(B) Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of preferred stock, $0.00001 par value per share. 58 shares of preferred stock are issued and outstanding as of June 30, 2017 compared to 249 shares of preferred stock outstanding as of December 31, 2016, a decrease of 191 shares. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the Common Stock, subject to the rules of the NYSE MKT LLC, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

On March 7, 2017, the Company received conversion notices from holders of an aggregate of $1,910,000, or 191 shares of the Company’s Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (the “Preferred Shares”). The Preferred Shares converted into shares of common stock, $0.00001 par value per share, of the Company at a 13% discount to a public offering and became effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. The closing of the public offering took place March 15, 2017 and the public offering price was set at $1.50, therefore the discounted conversion price for the preferred shareholders was calculated at $1.305. The number of shares of common stock issued was approximately 1,463,601.

For the six month period ended June 30, 2017, the Company did not issue any additional shares of preferred stock, and 58 shares of preferred stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at June 30, 2017 (unaudited) and December 31, 2016 have been recorded and classified as equity is 5,607,733 and 2,204,651 respectively. As of June 30, 2017, and December 31, 2016, the Company has classified 5,607,733 and 700,373, in the balance sheet for the equity warrants issued and -0- and 1,504,278, in the balance sheet for the liability warrants issued in connection with the various offerings in previous and current year. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.69. The table below summarizes the warrants outstanding as of June 30, 2017 and as of December 31, 2016:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	June 30, 2017	December 31, 2016
Equity Warrants - Fundraising	$1.305 - $5.375	2017 - 2023	5,607,733	700,373
Liability Warrants – Fundraising	$3.25 - $11.25	2019 - 2021	-	1,504,278
			5,607,733	2,204,651

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan

Amended and Restated 2008 Long-Term Incentive Compensation Plan

Total Authorized under the plan	2,240,000
Shares issued in prior years	612,428
Shares issued during 2017	459,995
Options exercised during 2017	-
Outstanding options	1,118,656
Available for grant at June 30, 2017:	48,921

During the second quarter of 2017, the Company issued 163,581 freely tradable shares to various members of staff, contractors, directors and officers under the 2008 Plan, either for non-cash awards or in conjunction with their willingness to receive all or part of their cash compensation or fees in shares.

Stock option activity is set forth below:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	1,040,211	$13.35
Granted in 2017	199,700	$2.16
Forfeitures (Pre-vesting)	(1,142)	$20.47
Expirations (Post-vesting)	(120,113)	$25.94
Outstanding as of June 30, 2017	1,118,656	$9.99

At June 30, 2017, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was $843,467, compared to $918,749 for the same period in 2016, under the provisions of ASC 718. The future expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net provision for income taxes:

	June 30,
	2017	2016
Net Provision for income taxes	$(66,495)	$19,107

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities.

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Two largest customers	96.5%	87.4%	95.7%	86.7%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Europe	90.2%	92.3%	93.4%	91.8%
All other (non-European) countries	9.8%	7.7%	6.6%	8.2%
	100%	100%	100.0%	100.0%

Note 9. Subsequent Events

Joseph Gunnar Warrant Exercise

On July 17, 2017, the Company entered into the Exercise Agreements with the Exercising Holders of the original warrants to purchase up to an aggregate of 1,150,000 shares of common stock of the Company at $1.87 per share (the "Original Warrants") whereby the Exercising Holders and the Company agreed that the Exercising Holders would, exercise their Original Warrants at a reduced exercise price of $1.00 per share. The Company expects to receive aggregate gross proceeds before expenses of approximately $1.15 million from the exercise of the Original Warrants by the Exercising Holders.

In consideration for the Exercising Holders exercising their Original Warrants, the Company will issue to each Exercising Holder a New Warrant to purchase shares of the Company’s common stock equal to the number of shares of common stock received by such Exercising Holder upon the cash exercise of such Exercising Holder's Original Warrants. The terms of the New Warrants will be substantially similar to the terms of the Original Warrants, except that the New Warrants will (i) have an exercise price equal to $1.39 per share and (ii) be exercisable six months from first issuance of the New Warrants, for a period of five years.

The issuance of the New Warrants will not be registered under the Securities Act or any state securities laws. The New Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. Each Exercising Holder has represented that it is an accredited investor, as defined in Rule 501 of Regulation D promulgated under the Securities Act.

 Atalaya Debt Restructuring

On August 9, 2017, the parties entered into a Second Amendment among other items, to reduce the quarterly principal amortization payment amounts and confirmed the maturity date of December 31, 2018. Further, the parties agreed on a revised repayment schedule, which reduces the principal repayments to $250,000 for the second and third quarters of 2017 and $500,000 for the fourth quarter of 2017. The quarterly principal repayments for 2018 have also been materially reduced from $750,000 per quarter to $500,000 per quarter with a final payment due by December 31, 2018. The parties also agreed that the two warrants previously issued under prior amendments will be revised to adjust the exercise price of $0.64. The Company also agreed to issue new warrants with a strike price of $0.64 for consideration received from the Lender and Atalya in the amounts of 793,900 and 140,100, respectively.

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

The Company was influenced by several events through June 30, 2017:

•	the restructuring of Atalaya debt on March 6, 2017 and May 2, 2017;
•	25-1 reverse stock split;
•	the conversion of derivative debt;
•	a capital raise;
•	an extension was granted by the NYSE for compliance with the listing requirements;
•	new director appointment;
•	Joseph Gunnar warrant exercise; and
•	proposal for a new employee stock option plan

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

On May 2, 2017, Elephant Talk Europe Holding B.V., an entity organized under the laws of the Netherlands, a wholly owned subsidiary of Pareteum Corporation , as Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Corbin Mezzanine Fund I, L.P. and Atalaya Administrative LLC (“Atalaya”), a New York limited liability company, as administrative agent and collateral agent for the Lender, executed a Term Sheet (the “Term Sheet”) to amend certain terms of that credit agreement among the parties, as amended via the Amended & Restated Credit Agreement dated December 27, 2016, and further amended on March 6, 2017.

On August 9, 2017, the parties entered the Second Amendment (“Second Amendment), among other items, to reduce the quarterly principal amortization payment amounts and confirmed the maturity date of December 31, 2018. Further, the parties agreed on a revised repayment schedule, which reduces the principal repayments to $250,000 for the second and third quarters of 2017 and $500,000 for the fourth quarter of 2017. The quarterly principal repayments for 2018 have also been materially reduced from $750,000 per quarter to $500,000 per quarter with a final payment due by December 31, 2018. The parties also agreed that the two warrants previously issued under prior amendments will be revised to adjust the exercise price of $0.64. The Company also agreed to issue new warrants with a strike price of $0.64 for consideration received from the Lender and Atalya in the amounts of 793,900 and 140,100, respectively.

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

Conversion of Convertible Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Preferred Stock, $0.00001 par value per share. 58 shares of Preferred Stock are issued and outstanding as of June 30, 2017 compared to 249 shares of Preferred Stock outstanding as of December 31, 2016, a decrease of 191 shares. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the Common Stock, subject to the rules of the NYSE MKT LLC, to designate the relative rights and preferences of the Preferred Stock, and issue the Preferred Stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

On March 7, 2017, the Company received conversion notices from holders of an aggregate of $1,910,000, or 191 shares of the Company’s Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (the “Preferred Shares”). The Preferred Shares converted into shares of common stock, $0.00001 par value per share, of the Company at a 13% discount to a public offering and became effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. The closing of the public offering took place March 15, 2017 and the public offering price was set at $1.50, therefore the discounted conversion price for the preferred shareholders was calculated at $1.305. The number of shares of common stock issued was approximately 1,463,601.

Conversion on Unsecured Convertible Promissory Note and Modification of Derivative Securities

On March 30, 2017, Pareteum Corporation entered into an agreement (the “Agreement”) with Saffelberg Investments NV (the “Holder”) pursuant to which the Company and the Holder amended the terms of, redeemed or effected conversion, as the case may be, of certain convertible promissory notes (the “Note(s)”) and warrants (the “Warrant(s)”) previously issued by the Company to the Holder.

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

Joseph Gunnar & Co., LLC - Public Offering

On March 10, 2017, Pareteum Corporation entered into an underwriting agreement (the “Underwriting Agreement”) with Joseph Gunnar & Co., LLC (the “Underwriter”), relating to the issuance and sale of 2,333,334 shares of the Company’s common stock, par value $0.00001 per share, at a price to the public of $1.50 per share together with five-year warrants to purchase an aggregate of 1,166,667 shares of Common Stock at an exercise price of $1.87. The Underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.3949 per share. The gross proceeds to the Company from the offering were expected to be approximately $3.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Upon execution, the final proceeds were $3,150,171. The offering closed on March 15, 2017. In addition, under the terms of the Underwriting Agreement, the Company had granted the Underwriter a 45-day option to purchase up to (i) up to 350,000 additional shares of Common Stock (the “Option Shares”) at a purchase price of $1.3949 per one Option Share, taking into account the Underwriter’s discount, and/or (ii) warrants to purchase up to 175,000 additional shares of Common Stock (the “Option Warrants”), that option expired at the end of 45 days. The Underwriter partially exercised their over-allotment option on 109,133 Option Warrants. No Option Shares were exercised.

Extension Granted for Compliance with the NYSE Listing Requirements

On July 13, 2017, Pareteum Corporation received a notice from the NYSE MKT LC (the “Exchange”) indicating that the Company is not currently in compliance with the Exchange’s continued listing standards as set forth in Section 1003(a)(i), Section 1003(a)(ii), Section 1003(a)(iii), and Section 1003(a)(iv) of the NYSE MKT Company Guide. The Company is now in compliance with Section 1003(f)(v). The Exchange has reviewed the Company’s most recent updates and determined to extend the plan period for the Company to regain compliance with Section 1003(a)(iv) through November 27, 2017. The compliance date for Section 1003(a)(i), Section 1003(a)(ii), and Section 1003(a)(iii) remain November 27, 2017, as was previously stated in the Exchange’s notice dated January 5, 2017 and disclosed on a Current Report on Form 8-K filed by the Company on January 9, 2017.

If the Company is not in compliance with the continued listing standards of the Company Guide by November 27, 2017, or if the Company does not make progress consistent with the plan during the plan period, the Exchange will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

New Director Appointment

Effective July 25, 2017, Pareteum Corporation appointed Laura Thomas as an independent director of the Company.

Ms. Thomas presently serves as the Chief Financial Officer of Towerstream, Inc. Ms. Thomas previously served on the Board of Directors of Impact Telecom (“Impact”), a full service telecommunications company, from January 2016 through December 2016, during which time she served as Chairman of the Board of Directors from January 2016 through June 2016. From December 2014 through December 2015 she served as the Chief Executive Officer of TNCI Operating Company, which acquired Impact in January 2016. From 2000 through 2014 she served in a variety of roles at XO Holdings, Inc. (now XO Communications), a telecommunications services provider, including as Chief Financial Officer from May 2009 through April 2011 and again from December 2013 through August 2014, and as Chief Executive Officer from April 2011 through December 2013.

Joseph Gunnar Warrant Exercise

On July 17, 2017, Pareteum Corp. entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of outstanding warrants to purchase up to an aggregate of 1,150,000 shares of common stock of the Company at $1.87 per share (the "Original Warrants") whereby the Exercising Holders and the Company agreed that the Exercising Holders would, exercise their Original Warrants at a reduced exercise price of $1.00 per share. The Company expects to receive aggregate gross proceeds before expenses of approximately $1.15 million from the exercise of the Original Warrants by the Exercising Holders.

In consideration for the Exercising Holders exercising their Original Warrants, the Company will issue to each Exercising Holder a new warrant (each, a "New Warrant") to purchase shares of the Company’s common stock equal to the number of shares of common stock received by such Exercising Holder upon the cash exercise of such Exercising Holder's Original Warrants. The terms of the New Warrants will be substantially similar to the terms of the Original Warrants, except that the New Warrants will (i) have an exercise price equal to $1.39 per share and (ii) be exercisable six months from first issuance of the New Warrants, for a period of five years.

The issuance of the New Warrants will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws. The New Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. Each Exercising Holder has represented that it is an accredited investor, as defined in Rule 501 of Regulation D promulgated under the Securities Act.

In connection with the Exercise Agreements, the Company engaged Joseph Gunnar & Co., LLC to act as the Company's placement agent. The Company has agreed to pay Joseph Gunnar & Co., LLC a cash fee equal to seven percent (7%) of the sum of the gross proceeds received by the Company from the exercise of the Original Warrants.

Proposed New Employee Stock Option Plan

On June 8, 2017, the Board adopted the 2017 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2017 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to officers, directors, consultants and others. The Board adopted the 2017 Plan as a means to offer incentives and attract, motivate and retain and reward persons eligible to participate in the 2017 Plan. Accordingly, the Board unanimously approved and adopted the 2017 Plan, including authorization of the issuance of 6,500,000 shares of the Company’s common stock. The 2017 Plan is subject to shareholder approval. On June 14, 2017, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8, registering 3,500,000 shares under the 2017 Plan.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the three months ended June 30, 2017.

Comparison of three months ended June 30, 2017 and June 30, 2016.

Revenue

Revenue for the three months ended June 30, 2017, was $3,239,175, a $27,971 or 1% decrease compared to $3,267,146 for the comparable three months in 2016. The lower revenues are the approximate result of the sale of the ValidSoft subsidiary sales of ($124,563) and the restructured customer base in the Netherlands of ($195,360) and off set against higher revenues for Vodafone of $206,115 and ZAIN $85,837.

	Three months ended
	2017	2016	Variance
Revenues	$3,239,175	$3,267,146	$(27,971)

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

	Three months ended
	2017	2016	Variance
Revenues	$3,239,175	$3,267,146	$(27,971)
Cost of service	945,687	978,727	(33,040)
Margin	$2,293,488	$2,288,419	$5,069

Cost of service for the three-month period ended June 30, 2017 was $945,687, a decrease of $33,040 or 3%, compared to $978,727 for the three-month period in 2016.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. Because of the ongoing restructuring measures, that also impacted the development department, the Company decided to suspend project capitalization during the last half year of 2016 and the first quarter of 2017. During the second quarter we evaluated the projects and re-instated the capitalization of certain projects. During the three-month period ended June 2017 and 2016, the Company capitalized $369,032 and $444,563, respectively.

Product development costs for the three-month periods ended June 30, 2017 and 2016 were $273,512 and $808,901, respectively, a decrease of $535,389 or 66%. The decrease for the three-month period was mainly the net result of expensed development costs in conjunction with the reduction in management and personnel expenses and non-cash stock based employee compensation.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three-month periods ended June 30, 2017 and 2016 were $370,795 and $345,732, respectively, an increase of $25,063 or 7%. The increase was mainly caused by reduced management and personnel expenses and non-cash stock based employee compensation.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the three-month period ended June 30, 2017 and 2016 were $1,490,838 and $2,187,189, respectively, a decrease of $696,351 or 32%. The decrease was mainly caused by reduced management, personnel expenses, facilities and related costs.

Restructuring and Settlement costs

Restructuring and settlement costs for the three months ended June 30, 2017 and 2016 were $458,877 and $-0-. The substantial three phase restructuring plan (the “Plan”) was completed in the third quarter of 2016. The Plan which commenced in the fourth quarter of 2015 was designed to align actual expenses and investments with current revenues. During the second quarter of 2017, there were certain severance accruals and payments as well as an arbitration award to TelSpace Holdings resulting in a charge of $380,311 in unpaid license fees, derivative work and tribunal costs.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to staff and management;

•	the expensing of the shares issued under the 2006 and 2008 Plans to contractors, directors and executive officers in lieu of cash compensation;

•	the expensing of restricted shares issued for consultancy services.

For the three-month period ended June 30, 2017 and 2016, we recognized share-based compensation expense of $305,007, and $362,107, respectively, a decrease of $57,100 or 16%.

In the following table, we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	June 30, 2017	June 30, 2016
Cost of service	$(3,436)	$8,629
Product Development	803	37,336
Sales and Marketing	28,848	4,406
General and Administrative	278,792	311,736
Total	$305,007	$362,107

Depreciation and Amortization

Depreciation and amortization expenses for the three-month period ended June 30, 2017 was $872,693, a decrease of $241,254 or 22%, compared to $1,113,947 for the same period in 2016. This decrease is primarily the result of the impairment for assets held and used in 2016 and the termination of the depreciation and amortization of the assets of ValidSoft.

Interest Income and Expense

Interest income for the three-month periods ended June 30, 2017 and 2016, was $54,900 and $24,611, respectively, an increase of $30,289 or 123%. Interest income mainly consists of interest accrued for the $1.0 million ValidSoft Promissory Note and interest charged to customers for extended payment terms.

Interest expense for the three-month periods ended June 30, 2017 and 2016, was $406,041 and $296,473, respectively, an increase of $109,568 or 37%. Higher levels of interest expense were the result of the increased outstanding Atalaya Loan due to loan amendments during 2016 and the still outstanding Unsecured Debt which started in mid 2016.

Interest Expense Related to Debt Discount Accretion

For the three months ended June 30, 2017 and 2016, interest expenses related to debt discount accretion were $293,362 and $261,345, respectively, an increase of $32,017 or less than 12%. This nominal net increase is mainly related to the accelerated amortization as a result of the principal repayment of $0.25 million of the outstanding Senior Secured Loan.

Amortization of Deferred Financing Costs

Amortization of Deferred Financing Costs for the three-month periods ended June 30, 2017 and 2016 was $26,510 and $145,366, respectively, a decrease of $118,856 or 82% as a result of the debt restructuring in 2017.

Changes in derivative liabilities

Changes in derivative liabilities for the three-month period ended June 30, 2017 was a $-0-, a decrease of $140,950 or 100%, compared to $140,950 for the same period in 2016.

Change in Fair Value of Conversion Feature

During the first quarter of 2017, the Company negotiated with all parties having a derivative instrument with conversion feature to eliminate any condition responsible for the need of derivative accounting. As a result there have not been any changes in fair value of any conversion feature in the three months ended June 30, 2017.

Change in Fair Value of Warrant Liabilities

During the first quarter of 2017, the Company negotiated with all parties having a derivative warrant to eliminate any condition (mainly caused by anti-dilution protection conditions) responsible for the need of the subsequent derivative accounting. As a result there have not been any changes in fair value of warrant liabilities in the three months ended June 30, 2017.

The fair market value of the more complex conversion feature and warrant liability are normally determined by a third-party valuation expert using a Monte-Carlo Simulation model.

Other Income, net

Other income & (expense) for the three-month period ended June 30, 2017 and 2016 was an income of $433,658 and an expense of $(109,080) respectively, an increase of income of $542,738 or 498% and represents the unrealized exchange rate gain mainly related to the Senior Secured Loan against the primary functional currency (EURO) of the company.

Provision (Benefit) Income taxes

Income tax (benefit) provision for the three-month period ended June 30, 2017 was $(67,782), compared to an income tax provision of 9,178 for the same period in 2016.

Net Loss

Net loss for the three-month period ended June 30, 2017, was $1,342,800, a decrease of $1,480,431 or 52%, compared to the loss of $2,823,231for the same period in 2016. The decrease in Net Loss was primarily caused by the restructuring measures, executed in 2016, that significantly lowered cost and operating expenses.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a gain of $16,169 and a loss of $(345,478) for the three-month periods ended June 30, 2017 and 2016, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Comparison of six months ended June 30, 2017 and June 30, 2016.

Revenue

Revenue for the six months ended June 30, 2017, was $6,034,118, a $506,574 or 8% decrease, compared to $6,540,692 for the comparable six months in 2016. The lower revenues can partly be explained by the extinguishment of the former ValidSoft sales ($220,928), the restructured customer base in the Netherlands ($435,802) and ZAIN ($91,622) and off set against higher revenues for Vodafone $241,778.

	Six months ended
	2017	2016	Variance
Revenues	$6,034,118	$6,540,692	$(506,574)

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

	Six months ended
	2017	2016	Variance
Revenues	$6,034,118	$6,540,692	$(506,574)
Cost of service	1,787,590	2,104,427	(316,837)
Margin	$4,246,528	$4,436,265	$(189,737)

Cost of service for the six-month period ended June 30, 2017 was $1,787,590, a decrease of $316,837 or 15%, compared to $2,104,427 for the six-month period in 2016. The main decrease in cost of service was the result of reductions in a combination of cash and non-cash stock based employee compensation ($57,394) and decreases in the cost of mobile bundled service business and network ($226,403).

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Product development costs for the six-month periods ended June 30, 2017 and 2016 were $558,206 and $2,098,902, respectively, a decrease of $1,540,696 or 73%. The main decrease for the six-month period was the net result of decreased development costs in conjunction with the reduction in management and personnel expenses and non-cash stock based employee compensation in 2017 compared to 2016.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the six-month periods ended June 30, 2017 and 2016 were $690,282 and $887,673, respectively, a decrease of $197,391 or 22%. The main decrease was caused by reduced management, personnel expenses, non-cash stock based employee compensation and a decrease in marketing program costs.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the six-month period ended June 30, 2017 and 2016 were $3,856,226 and $5,680,885, respectively, a decrease of $1,824,659 or 32%. The decrease was mainly caused by reduced employee costs and non-cash stock based employee compensation as well as other General and administrative expenses.

Restructuring and Settlement costs

Restructuring and settlement costs for the six months ended June 30, 2017 and 2016 were $588,106 and $-0-. The substantial three phase restructuring plan (the “Plan”) was completed in the third quarter of 2016. The Plan which commenced in the fourth quarter of 2015 was designed to align actual expenses and investments with current revenues as well as introduce new executive management. During the second quarter of 2017, there were certain severance accruals and payments as well as an arbitration award to TelSpace Holdings resulting in a charge of $380,311 in unpaid license fees, derivative work and tribunal costs.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 Plan to staff and management;

•	the expensing of the shares issued under the 2006 and 2008 Plans to contractors, directors and executive officers in lieu of cash compensation; and

•	the expensing of restricted shares issued for consultancy services.

For the six-month period ended June 30, 2017 and 2016, we recognized share-based compensation expense of $1,123,293 and $1,306,131, respectively, a decrease of $182,838 or 14%.

In the following table, we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	June 30, 2017	June 30, 2016
Cost of service	$3,821	$80,070
Product Development	17,143	366,906
Sales and Marketing	66,565	91,687
General and Administrative	1,035,764	767,468
Total	$1,123,293	$1,306,131

Depreciation and Amortization

Depreciation and amortization expenses for the six-month period ended June 30, 2017 was $1,716,476, a decrease of $495,075 or 22%, compared to $2,211,551 for the same period in 2016. This decrease is primarily the result of the impairment for assets held and used in 2016 and the termination of the depreciation and amortization of the assets of ValidSoft.

Interest Income and Expense

Interest income for the six-month periods ended June 30, 2017 and 2016, was $94,036 and $50,547, respectively, an increase of $43,489 or 86%. Interest income mainly consists of interest accrued for the $1.0 million ValidSoft Promissory Note and interest charged to customers for extended payment terms.

Interest expense for the six-month periods ended June 30, 2017 and 2016, was $923,184 and $602,772, respectively, an increase of $320,412 or 53%. Higher levels of interest expense were the result of the increased outstanding Senior Secured Loan due to loan amendments during 2016 and the Unsecured Debt which started in mid 2016.

Interest Expense Related to Debt Discount Accretion

For the six months ended June 30, 2017 and 2016, interest expenses related to debt discount accretion were $1,342,598 and $613,144, respectively, an increase of $729,454 or 119%. This increase is mainly related to the accelerated amortization as a result of conversions into equity of the 9% Unsecured Subordinated Convertible Promissory Note and the principal repayment of $1.75 million of the outstanding Senior Secured Loan.

Amortization of Deferred Financing Costs

Amortization of Deferred Financing Costs for the six-month periods ended June 30, 2017 and 2016 was $222,623 and $282,295, respectively, a decrease of $59,672 or 21% as a result of the debt restructuring in 2017.

Changes in derivative liabilities

Changes in derivative liabilities for the six-month period ended June 30, 2017 was a gain of $1,920,881, an increase of $1,260,945 or 191%, compared to $659,936 for the same period in 2016.

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

Gain on extinguishment of debt

Gain on extinguishment of debt for the six-month periods ended June 30, 2017 and 2016 were $463,345 and $-0-, respectively. The gain in 2017 is the result of the conversions of the 9% Unsecured Subordinated Convertible Promissory Notes which were executed in the first quarter.

Other Income, net

Other income & (expense) for the six-month periods ended June 30, 2017 and 2016 is income of $470,476 and $112,560 representing mainly the unrealized exchange rate gain mainly related to the Senior Secured Loan against the primary functional currency (EURO) of the company.

Provision (Benefit) Income taxes

Income tax provision for the six-month period ended June 30, 2017 was a benefit of $66,495, compared to an income tax provision of $19,107 for the same period in 2016.

Net Loss

Net loss for the six-month period ended June 30, 2017, was $2,635,940, a decrease of $4,501,081 or 63%, compared to the loss of $7,137,021 for the same period in 2016. The decrease in Net Loss was primarily caused by the restructuring measures, executed in 2016, that significantly lowered cost and operating expenses.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a loss of $10,651 and a loss of 4,264 for the six-month periods ended June 30, 2017 and 2016, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net (loss) of $(2,635,940) for the period ended June 30, 2017 and had an accumulated deficit of $(289,716,174) as of June 30, 2017.

The cash balance including restricted cash of the Company at June 30, 2017 was $1,441,602.

Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, may not be on reasonable terms. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders.

During the first six months of 2017, the Company has been able to improve the shareholders’ deficit to $(3,888,787) as of June 30, 2017 from $(9,364,531) as of December 31, 2017, primarily, as a result of raising capital through the sale of common stock and the restructuring of certain common stock equivalents. Additional capital could be raised during 2017 to cover working capital deficiencies and help to continue to improve the shareholders’ deficit.

If we are unable to secure additional financing, as circumstances require, or if we do not succeed in meeting our sales objectives, we may be required to change or significantly reduce our operations or ultimately may not be able to continue our operations. As a result of our historical net losses and cash flow deficits, and net capital deficiency, these conditions could raise substantial doubt as to the Company’s ability to continue as a going concern.

Operating activities

	June 30, 2017	June 30, 2016

Net loss	$(2,635,940)	$(7,137,021)
Adjustments to reconcile net loss to net cash used in operating activities:	2,030,359	3,360,885
	(1,740,767)	(3,776,136)

Changes in operating assets and liabilities:	(205,535)	2,405,333
Net cash used in operating activities	$(811,116)	$(1,370,803)

Net cash used in operating activities for the period ended June 30, 2017 was adjusted for depreciation and amortization (1,716,476)(loss), provision for doubtful accounts (6,378)(loss), stock based compensation ($1,123,293)(loss), change in fair value of warrant liability ($1,920,881)(gain), amortization of deferred financing costs ($222,623)(loss), interest relating to debt discount and conversion feature ($1,342,598)(loss) unrealized foreign currency gains ($470,476)(gain), Debt settled by issuance of shares ($473,692) and a gain on extinguishment of debt ($463,345)(gain) and furthermore impacted by the increase of accounts payable and customer deposits ($466,013) and the decrease of accounts receivable ($359,013), prepaid expenses, deposits and other assets ($444,262), net billings in excess of revenue and deferred revenue ($412,929) and accrued expenses and other payables ($1,061,893)

As a result of the above, cash used in operating activities was $811,116 for the six months ended June 30, 2017 compared to net cash used in operating activities of $1,370,803 for the six months ended June 30, 2016.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2017 was $332,630 compared to $1,329,611 in the same period in 2016. This change is mainly the result of the decrease in the purchases of property and equipment of $765,955 and the $450,000 of advance purchase payment on “Assets held for Sale” during the second quarter of 2016. The cash used in investing activities for the six months ended June 30, 2017 includes capitalized software development costs, property and equipment.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 was $1,385,059 and $2,567,653, respectively, a decrease of $ 1,182,594.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents for the six-month period ended June 30, 2017 was $294,918, compared to $1,917 for the same period in 2016.

As a result of the above activities, for the six months ended June 30, 2017 and 2016, we had cash, cash equivalents and restricted cash of $1,441,602 and $484,557, respectively.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign currency exchange rate

Although the clear majority of our business activities are carried out in Euros, we report its financial statements in USD. The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities. As the clear majority of our business activities are carried out in Euros and we report our financial statements in USD, fluctuations in foreign currencies impact the total amount of assets and liabilities that we report for our foreign subsidiaries upon the translation of those amounts in USD. We do not believe that we have currently material exposure to interest rate or other market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

After a two-day arbitration hearing in Seattle, WA, the Arbitration tribunal, on or about June 9, 2017, issued an award for the benefit of Claimant in the amount of $510,916.18, inclusive of AAA tribunal and administrative fees (the “Award”). On or about July 25, 2017, the parties entered into a forbearance agreement, pursuant to which Claimant agreed to forbear from commencing any confirmation or enforcement proceedings and from taking any collection efforts or discovery related to the Award in exchange for the Company’s agreement to pay the Award in agreed-upon installment payments.

Saffelberg Investments NV -vs- Pareteum Corp. et al., SDNY Case No. 1:16-cv-07282-PGG.

On September 19, 2016, Plaintiff filed a Complaint against the Company for breach of contract and unjust enrichment in connection with a May 31, 2016 unsecured promissory note in the amount of $350,000. On May 18, 2017, Plaintiff filed a First Amended Complaint, adding an additional defendant and claims of anticipatory repudiation and fraudulent inducement. On June 7, 2017, the Company requested the Court’s permission to file a motion to dismiss the fraudulent inducement cause of action. On July 29, 2017, the parties reached an agreement in principle to settle the litigation.

Ellenoff Grossman & Schole LLP, claimed legal fees.

On May 5, 2017, the company’s former legal counsel, Ellenoff Grossman & Schole LLP commenced litigation proceedings in New York alleging breach of contract and claiming $817,822 in unpaid legal fees for the period January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement with agreed-upon installment payments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The 2017 annual meeting (the “Meeting”) of stockholders (the “Stockholders”) of Pareteum Corp. (the “Company”) will be held at the offices of Sichenzia Ross Ference Kesner LLP, 1185 6th Ave, New York, NY 10036, on Tuesday, September 12, 2017, at 10:00 a.m. local time. At the Meeting, the Stockholders of the Company’s outstanding capital stock will act on the following matters:

1. To elect four directors to serve until the next annual meeting of Stockholders and until their successors are duly elected and qualified;

2. To ratify the 2017 Pareteum Corp. Long-Term Incentive Compensation Plan, including the reservation of 6,500,000 shares of common stock thereunder;

3. To ratify the appointment of SquarMilner LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2017;

4. To act upon such other matters as may properly come before the Meeting or any adjournment thereof.

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

PARETEUM CORPORATION

Date: August 14, 2017	By	/s/ Hal Turner
Hal Turner
Executive Chairman
(Principal Executive Officer)

Date: August 14, 2017	By	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer
(Principal Financial and Accounting Officer)

