Form 10-Q
period 2017-09-30
PARETEUM Corp
filed 2017-11-14
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

 ☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ______ to ______

000-30061

(Commission file No.)

PARETEUM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-4557538
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

1185 Avenue of the Americas, 37th floor New York, New York 10036 USA

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

Yes  ☐    No  ☒

As of November 14, 2017, there were 28,669,680 and 4,034 shares of the Company’s common stock and preferred shares outstanding, respectively.

PARETEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$699,659	$931,189
Restricted cash	698,641	564,018
Accounts receivable, net of an allowance for doubtful accounts of $101,235 at September 30, 2017 and $88,528 at December 31, 2016	335,364	614,670
Prepaid expenses and other current assets	797,178	1,084,994
Total current assets	2,530,842	3,194,871

NON-CURRENT ASSETS

OTHER ASSETS	79,992	129,037

NOTE RECEIVABLE	594,428	1,012,603

PROPERTY AND EQUIPMENT, NET	7,077,635	8,708,778

TOTAL ASSETS	$10,282,897	$13,045,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and customer deposits	$2,590,798	$2,316,768
Obligations under capital leases (current portion)	-	10,813
Net billings in excess of revenues	433,550	951,791
Accrued expenses and other payables	4,699,533	6,013,620
9% Unsecured Subordinated Convertible Promissory Note (current portion net of Debt Discount and Debt Issuance)	559,403	-
Senior Secured Loan - Short Term	2,000,000	4,000,000
Total current liabilities	10,283,284	13,292,992

LONG TERM LIABILITIES
Derivative liabilities	471,458	4,265,829
Other long term liabilities	166,220	192,980
Unsecured Convertible Promissory Note (net of Debt Discount and Debt Issuance)	89,488	821,048
Senior Secured Loan - Long Term (net of Debt Discount, and Debt Issuance)	4,150,890	3,715,662
Non-current portion of net billings in excess of revenues	-	121,309
Total long term liabilities	4,878,056	9,116,828
Total liabilities	15,161,340	22,409,820

STOCKHOLDERS’ DEFICIT
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, -0- and 249 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	2,143,196
Common Stock $0.00001 par value, 500,000,000 shares authorized, 14,577,232 and 8,376,267 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	292,242,457	280,653,362
Accumulated other comprehensive loss	(5,095,421)	(5,086,902)
Accumulated deficit	(292,025,479)	(287,080,234)
Pareteum Corporation stockholders’ deficit	(4,878,443)	(9,370,578)

NON-CONTROLLING INTEREST	-	6,047
Total stockholders’ deficit	(4,878,443)	(9,364,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,282,897	$13,045,289

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
REVENUES	$3,498,688	$3,170,596	$9,532,807	$9,711,288

COST AND OPERATING EXPENSES
Cost of service	791,334	892,069	2,578,925	2,996,496
Product development	497,078	667,788	1,055,285	2,766,690
Sales and marketing	412,881	206,632	1,103,162	1,094,305
General and administrative	1,578,960	2,743,670	5,435,187	7,588,752
Restructuring and settlement costs	253,014	560,181	841,120	1,395,984
Depreciation and amortization of property and equipment	1,432,712	1,108,553	3,149,188	3,320,104
Impairment for assets held and used	-	850,985	-	850,985
Impairment of goodwill	-	3,228,930	-	3,228,930
Loss on sale of assets	-	1,746,905	-	1,746,905
Total cost and operating expenses	4,965,979	12,005,713	14,162,867	24,989,151

LOSS FROM OPERATIONS	(1,467,291)	(8,835,117)	(4,630,060)	(15,277,863)

OTHER (EXPENSE) / INCOME
Interest income	41,964	24,700	136,000	75,247
Interest expense	(421,392)	(253,509)	(1,344,576)	(856,281)
Interest expense related to debt discount and conversion feature	(205,842)	(2,319,679)	(1,548,440)	(2,932,823)
Changes in derivative liabilities	-	(735,902)	1,920,881	(75,966)
(Loss)/Gain on Extinguishment of Debt	(299,511)	(443,426)	163,834	(443,426)
Foreign currency translation adjustment	216,002	101,328	686,478	213,888
Amortization of deferred financing costs	(25,595)	(568,246)	(248,218)	(850,541)
Total other (expense)	(694,374)	(4,194,734)	(234,041)	(4,869,902)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,161,665)	(13,029,851)	(4,864,101)	(20,147,765)
Provision for income taxes	147,640	8,450	81,144	27,557
NET (LOSS)	(2,309,305)	(13,038,301)	(4,945,245)	(20,175,322)

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation income / (loss)	2,139	425,354	(8,512)	421,091
COMPREHENSIVE (LOSS)	$(2,307,166)	$(12,612,947)	$(4,953,757)	$(19,754,231)

Net (loss) per common share and equivalents – basic	$(0.16)	$(1.90)	$(0.41)	$(3.01)

Net (loss) per common share and equivalents – diluted	$(0.16)	$(1.90)	$(0.41)	$(3.01)

Weighted average shares outstanding during the period – basic	14,304,340	6,627,708	12,201,452	6,563,148

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,945,245)	$(20,175,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,149,188	3,320,104
Provision for doubtful accounts	6,378	-
Stock based compensation	1,508,535	2,102,440
Change in fair value of warrant liability	(1,920,881)	75,966
Amortization of deferred financing costs	248,218	850,541
Interest expense relating to debt discount and conversion feature	1,548,440	2,932,823
Unrealized foreign currency translation gain loss	(686,478)	(213,888)
Debt settled by issuance of shares	524,465	-
Extinguishment of Debt	(163,834)	443,426
Impairment for assets held and used	-	850,985
Impairment of goodwill	-	3,228,930
Loss on sale of assets	-	1,746,905
Changes in operating assets and liabilities:
Decrease in accounts receivable	272,928	786,606
Decrease in prepaid expenses and other assets	755,036	2,000,388
Increase in accounts payable and customer deposits	274,030	708,252
Decrease in net billings in excess of revenues and deferred revenue	(639,550)	(709,896)
Decrease in accrued expenses and other liabilities	(1,340,846)	344,568
Net cash used in operating activities	(1,409,616)	(1,707,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software development	(538,245)	(1,382,127)
Advance Purchase Payment on “Assets held for Sale”	-	450,000
Proceeds from sale of assets	-	2,000,000
Net cash (used in) provided by investing activities	(538,245)	1,067,873

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing receivable	-	355,000
Exercise of warrants and options	1,150,000	-
Principal payment on 2014 10% + libor 3rd Part Loan	-	(881,809)
Proceeds from 9% Unsecured Subordinated Convertible Promissory Note	-	2,273,000
Financing related fees	(581,591)	(1,427,967)
Debt finance costs	(10,999)	-
Unsecured promissory note	-	350,000
Payments on obligations under capital leases	(10,813)	-
Gross Proceed from Preferred A & A1 Shares issuance	-	1,490,000
Gross Proceed from public offering	3,500,000	-
Principal repayment Senior Secured Loan	(2,000,000)	-
Net cash provided by financing activities	2,046,597	2,158,224

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(195,643)	(159,944)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(96,907)	1,358,981
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	1,495,207	369,250
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$1,398,300	$1,728,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$906,590	$678,138
Cash paid during the period for income taxes	2,359	-
Conversion of preferred stock	2,143,196	-
Amendments to warrants and convertible notes	2,704,574	-
Conversions of convertible notes	281,944	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

UNAUDITED

Note 1. Financial Condition

As reflected in the accompanying consolidated financial statements, Pareteum Corporation (the “Company”) reported net (loss) of $(4,945,245) for the nine month period ended September 30, 2017 and had an accumulated deficit of $(292,025,479) as of September 30, 2017.

The Company was influenced by several events through September 30, 2017:

•	the restructuring of Atalaya debt on March 6, 2017, May 2, 2017 and August 9, 2017;

•	25-1 reverse stock split;

•	the conversion of unsecured convertible debt and modification of derivative securities;

•	a capital raise;

•	an extension was granted by the NYSE for compliance with the listing requirements;

•	new director appointment;

•	Dawson James capital raise on November 9, 2017;

•	Joseph Gunnar warrant exercise; and

•	new employee stock option plan.

Atalaya Debt Restructuring

On March 6, 2017, Elephant Talk Europe Holding B.V., an entity organized under the laws of the Netherlands (the “Borrower”), a wholly owned subsidiary of the Company, as Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Corbin Mezzanine Fund I, L.P. (“Lender”) and Atalaya Administrative LLC, a New York limited liability company (Atalaya”), as administrative agent and collateral agent for the Lender, entered into an agreement to amend certain terms of the credit agreement among the parties, dated November 17, 2014, as has been amended from time to time (as so amended, the “Amended and Restated Agreement”). On March 31, 2017, the relevant parties entered into the formal amendment to the Amended and Restated Agreement (the “Amendment”). Capitalized terms used herein but not otherwise defined shall have the meaning as set forth in the Amended and Restated Credit Agreement.

Pursuant to the Amendment: (i) the Maturity Date was extended to December 31, 2018; (ii) the amortization schedule was amended as follows: Q1-2017: $1,500,000; Q2-2017: $1,500,000; Q3-2017: $500,000; Q4-2017: $500,000; Q1-2018: $750,000; Q2-2018: $750,000; Q3-2018: $750,000; and (iii) inserting a new definition of “2017 Equity Offering.” Additionally, the two warrants previously issued to the Lender (the “Corbin Warrant”) and ACM Carry-I LLC (the “ACM Warrant” and, together with the Corbin Warrant, the “Warrants”) were amended and treated as a modification to (a) increase the aggregate amount of shares of common stock underlying the Corbin Warrant to 1,229,100 and increase the aggregate amount of shares of common stock underlying the ACM Warrant to 216,900; (b) adjust the exercise price of the Warrants to $1.305 per share; and (c) remove the anti-dilution sections (Sections 9(d) and 9(h)) of the Warrants.

On May 2, 2017, the Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Lender and Atalaya Administrative LLC, a New York limited liability company, as administrative agent and collateral agent for the Lender, executed a term sheet (the “Term Sheet”) to amend certain terms of that credit agreement among the parties, as amended via the Amended & Restated Credit Agreement dated December 27, 2016, and further amended on March 6, 2017.

On August 9, 2017, the parties entered the Second Amendment (“Second Amendment”), among other items, to reduce the quarterly principal amortization payment amounts and confirmed the maturity date of December 31, 2018. Further, the parties agreed on a revised repayment schedule, which reduces the principal repayments to $250,000 for the second and third quarters of 2017 and $500,000 for the fourth quarter of 2017. The quarterly principal repayments for 2018 have also been materially reduced from $750,000 per quarter to $500,000 per quarter with a final payment due by December 31, 2018. The parties also agreed that the two warrants previously issued under prior amendments will be revised to adjust the exercise price of $0.64. The Company also agreed to issue new warrants with a strike price of $0.64 for consideration received from the Lender and Atalaya in the amounts of 793,900 and 140,100, respectively.

Reverse Stock Split

The Company received a deficiency letter from the New York Stock Exchange MKT (the “NYSE MKT”) on December 6, 2016, indicating that the Company’s securities had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), our continued listing on the NYSE MKT was predicated on our effecting a reverse split and other requirements or otherwise demonstrating sustained price improvement. This notice was in addition to a prior notice we received from NYSE MKT on May 26, 2016, as previously disclosed on a Current Report on Form 8-K filed on June 2, 2016. The NYSE MKT indicated that we had an additional six months, or until June 6, 2017, to gain compliance with Section 1003(f)(v) of the Company Guide.

On February 27, 2017, the Company completed a 1-for-25 reverse split of our issued and outstanding common stock and regained compliance with Section 1003 (f)(v) of the Company Guide. The financial information has been adjusted for comparability post reverse split.

Conversion of Unsecured Convertible Promissory Note and Modification of Derivative Securities

On March 30, 2017, the Company entered into an agreement with Saffelberg Investments NV (the “Holder”) pursuant to which the Company and the Holder amended the terms of, redeemed or effected conversion, as the case may be, of certain convertible promissory notes (the “Note(s)”) and warrants (the “Warrant(s)”) previously issued by the Company to the Holder, which was replaced by an agreement dated September 7, 2017

Pursuant to the agreement, the Company and the Holder agreed to modify certain terms of the Notes pursuant to the agreement dated September 7, 2017, whereby the Company entered into a repayment plan with an initial cash payment $75,000, with monthly cash payments of $20,000 plus interest to be paid until paid in full. As of November 13, 2017, the principal and interest payments have totaled $95,000. Additionally, the terms of the note dated August 18, 2016 are put back in place for $723,900 principal with a 9% coupon, 96,520 warrants with a variable conversion price based on dilutive common stock equivalents issuances, a mandatory conversion price of $5.375, and a repayment date of August 18, 2019.

Conversion of Preferred Shares

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of preferred stock, $0.00001 par value per share. No shares of preferred stock are issued and outstanding as of September 30, 2017 compared to 249 shares of preferred stock outstanding as of December 31, 2016, a decrease of 249 shares. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the Common Stock, subject to the rules of the NYSE MKT, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the common stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

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

On September 28, 2017, the Company converted the remaining holders with an aggregate of $580,000. The Preferred Shares converted into 338,419 shares of common stock, $0.00001 par value per share, of the Company.

Joseph Gunnar & Co., LLC - Public Offering

On March 10, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Joseph Gunnar & Co., LLC (the “Underwriter”), relating to the issuance and sale of 2,333,334 shares of the Company’s common stock, at a price to the public of $1.50 per share together with five-year warrants to purchase an aggregate of 1,166,667 shares of common stock at an exercise price of $1.87. The Underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.3949 per share. The gross proceeds to the Company from the offering were approximately $3.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on March 15, 2017. In addition, under the terms of the Underwriting Agreement, the Company had granted the Underwriter a 45-day option to purchase up to (i) up to 350,000 additional shares of common stock (the “Option Shares”) at a purchase price of $1.3949 per one Option Share, taking into account the Underwriter’s discount, and/or (ii) warrants to purchase up to 175,000 additional shares of Common Stock (the “Option Warrants”), that option expired at the end of 45 days. The Underwriter partially exercised their over-allotment option on 109,133 Option Warrants. No Option Shares were exercised.

Extension Granted for Compliance with the NYSE MKT Listing Requirements

On July 13, 2017, the Company received a notice from the NYSE MKT indicating that the Company is not currently in compliance with the NYSE MKT’s continued listing standards as set forth in Section 1003(a)(i), Section 1003(a)(ii), Section 1003(a)(iii), and Section 1003(a)(iv) of the NYSE MKT Company Guide. The Company is now in compliance with Section 1003(f)(v). The NYSE MKT has reviewed the Company’s most recent updates and determined to extend the plan period for the Company to regain compliance with Section 1003(a)(iv) through November 27, 2017. The compliance date for Section 1003(a)(i), Section 1003(a)(ii), and Section 1003(a)(iii) remain November 27, 2017, as was previously stated in the NYSE MKT’s notice dated January 5, 2017 and disclosed on a Current Report on Form 8-K filed by the Company on January 9, 2017.

If the Company is not in compliance with the continued listing standards of the Company Guide by November 27, 2017, or if the Company does not make progress consistent with the plan during the plan period, the NYSE MKT will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

New Director Appointment

Effective July 25, 2017, the Company appointed Laura Thomas as an independent director of the Company.

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

Dawson James Securities – Public Offering

On November 9, 2017, the Company announced the closing of a firm commitment underwritten public offering of its securities pursuant to which it issued an aggregate of 9,009,478 shares of the Company’s common stock (the “Common Stock”), an aggregate of 4,034 shares of Series B Convertible Preferred Stock (each of which shares is an equivalent of 1,000 shares of Common Stock)(the “Series B Preferred Stock”), and warrants to purchase an aggregate of 7,478,228 shares of Common Stock (which includes warrants to purchase 956,489 shares of Common Stock pursuant to the over-allotment option granted to the underwriter in the underwriting agreement) at a public offering price of $0.92 per share of Common Stock (or Series B Preferred Stock) and warrant. The Company received gross proceeds of approximately $12 million from the offering, before deducting placement agent fees and estimated offering expenses for net proceeds of $10,723,899.

Joseph Gunnar Warrant Exercise

On July 17, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of outstanding warrants to purchase up to an aggregate of 1,150,000 shares of common stock of the Company at $1.87 per share (the “Original Warrants”) whereby the Exercising Holders and the Company agreed that the Exercising Holders would, exercise their Original Warrants at a reduced exercise price of $1.00 per share. The Company expected to receive aggregate gross proceeds before expenses of approximately $1.15 million from the exercise of the Original Warrants by the Exercising Holders.

In consideration for the Exercising Holders exercising their Original Warrants, the Company issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of the Company’s common stock equal to the number of shares of common stock received by such Exercising Holder upon the cash exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants was substantially similar to the terms of the Original Warrants, except that the New Warrants will (i) have an exercise price equal to $1.39 per share and (ii) be exercisable six months from first issuance of the New Warrants, for a period of five years.

The issuance of the New Warrants was not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The New Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. Each Exercising Holder had represented that it is an accredited investor, as defined in Rule 501 of Regulation D promulgated under the Securities Act.

In connection with the Exercise Agreements, the Company engaged Joseph Gunnar & Co., LLC to act as the Company’s placement agent. The Company has agreed to pay Joseph Gunnar & Co., LLC a cash fee equal to seven percent (7%) of the sum of the gross proceeds received by the Company from the exercise of the Original Warrants.

New Employee Stock Option Plan

On June 8, 2017, the Board adopted the 2017 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2017 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to officers, directors, consultants and others. The Board adopted the 2017 Plan as a means to offer incentives and attract, motivate and retain and reward persons eligible to participate in the 2017 Plan. Accordingly, the Board unanimously approved and adopted the 2017 Plan, including authorization of the issuance of 6,500,000 shares of the Company’s common stock. On June 14, 2017, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8, registering 3,500,000 shares under the 2017 Plan. On September 12, 2017, shareholders approved the plan.

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

Note 2. Description of Business, Basis of Presentation and Use of Estimates

Business overview

The Company has developed a Communications Cloud Services Platform, providing (i) Mobility, (ii) Messaging and (iii) Security services and applications, with a Single-Sign-On, API and software development suite.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 2, “Business and Summary of Significant Accounting Policies,” of our 2016 Annual Report. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2017.

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

ASU 2015-14 defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. For public entities, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016, and is effective for interim periods in the year of adoption. We will adopt ASU 2014-09 on January 1, 2018 and we are currently evaluating the application of the modified or full retrospective transition methods on our ongoing financial reporting. As part of our evaluation, we are reviewing all our present revenue generating contracts. We are in the process of reviewing our various revenue streams and their present categorization to determine the impact of ASU 2014-09 on our revenue recognition. The Company is evaluating the effect that the ASU on the materially impact if any on the amount and timing of consolidated revenues. However, there could be changes to the presentation of revenues on our statements of operations and additional disclosures around the nature, amount, timing and uncertainty of our revenues and cash flows arising from contracts with customers. We continue to actively monitor outstanding issues currently being addressed by the American Institute of Certified Public Accountants’ Revenue Recognition Working Group and the Financial Accounting Standards Board’s Transition Resource Group, since conclusions reached by these groups may impact our application of these ASUs.

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Prepaid expenses and other current assets	September 30,	December 31,
	2017	2016
Prepaid expenses	$462,246	$492,549
VAT	316,932	592,445
	$797,178	$1,084,994

Property and equipment	September 30,	December 31,
	2017	2016
Furniture & fixtures	$173,883	$155,197
Computer, communications and network equipment	19,079,117	19,079,117
Software	5,494,111	3,209,318
Automobiles	13,360	11,897
Construction in progress	-	786,897
Acc. Depreciation Property & Equipment	(17,682,836)	(14,533,648)
	$7,077,635	$8,708,778

Accrued expenses and other payables	September 30,	December 31,
	2017	2016
Accrued Selling, General & Administrative expenses	$2,571,048	$4,955,959
Accrued cost of service	598,641	394,496
Accrued taxes (including VAT)	912,496	127,434
Accrued interest payable	245,319	132,632
Other accrued expenses	372,029	403,099
	$4,699,533	$6,013,620

Breakdown of the Unsecured Convertible Promissory Notes (net of debt discounts)	Outstanding September 30, 2017	Closing(s) during 2017	Regular Amortizations (during 2017)	Conversions (during 2017) including accelerated amortization	December 31, 2016
9% Unsecured Convertible Note (Private Offering Q4- 2015 – Q1-2016	$(89,488)	$-	$(50,673)	$281,914	$(320,729)
9% Saffelberg Note (Unsecured Convertible)	(559,403)	-	(59,084)	-	(500,319)
	$(648,891)	$-	$(109,757)	$281,914	$(821,048)

Fair Market Value Warrants & Conversion Feature	FMV as of September 30, 2017	Additional closings during 2017	Agreement Amendments/ Conversions	Mark to market adjustment Ytd-2017	FMV as of December 31, 2016

9% Saffelberg Note (Unsecured Convertible)	$400,631	$-	$-	$(37,817)	$438,448
FMV Conversion Feature	400,631	-	-	(37,817)	438,448
Lender Warrants	-	-	(1,610,060)	(1,752,223)	3,362,283
9% Saffelberg Note Warrants	70,827	-		(117,388)	188,215
7% Agent Warrants	-	-	(121,200)	-	121,200
8% Agent Warrants	-	-	(142,231)	(13,453)	155,684
FMV Warrant Liabilities	70,827	-	(1,873,491)	(1,883,064)	3,827,382

Total	$471,458	$-	$(1,873,491)	$(1,920,881)	$4,265,829

Change in Fair Value of Conversion Feature

During the first quarter of 2017, the Company negotiated with most parties having a derivative instrument with conversion feature to remove most conditions responsible for the need of derivative accounting. This resulted in an adjustment to the calculation of the fair value as per the agreement date of the removal of such features and the subsequent accounting for the allocation of the liability value towards extinguishment of debt and change in fair value of the conversion feature. As of September 30, 2017, the warrants associated with the unsecured note with a coupon of 9% are the only remaining derivative instrument that results in a derivative liability.

Number of underlying shares for Warrants & Conversion Feature	Outstanding September 30, 2017	Additional Closings during 2017	Agreement Amendments / Interest effects	Exercises / Conversions	Outstanding December 31, 2016

9% Convertible Note - Investors	60,839	-	91,736	(243,564)	212,667
9% Convertible Note - Other Investor	134,679	-	-	-	134,679
Underlying shares relating to outstanding Conversion Features	195,518	-	91,736	(243,564)	347,346

13%+Eurodollar Senior Secured	2,400,000	-	1,126,982	-	1,273,018
2017 Registered Public Offering	1,166,667	1,166,667	1,150,000	(1,150,000)	-
Investor Management Services	710,000	710,000	-	-	-
9% Convertible Note Warrants	520,373	-	-	-	520,373
2013 Convertible Notes	180,000	-	-	-	180,000
Other 9% Convertible Note Warrants	96,520	-	-	-	96,520
2017 Registered Public Offering Agent Warrants	699,167	750,800	57,500	(109,133)	-
9% Convertible Note 7% Agent Warrants	66,229	-	-	-	66,229
Preferred Share Conversion Warrants	731,798	-	731,798	-	-
Preferred Share issuance 8% Agent Warrants	38,827	-	(29,618)	-	68,445
Underlying shares relating to outstanding Warrants	6,609,581	2,627,467	3,036,662	(1,259,133)	2,204,585

Total	6,805,099	2,627,467	3,476,731	(2,033,557)	2,551,931

2016 13% + Eurodollar Senior Secured Credit Agreement
(Refinancing of 2014 10% + Eurodollar Loan) (Maturing December 2018, including provisional extensions)	September 30, 2017	December 31, 2016
2016 13% + Eurodollar Senior Secured Credit Agreement (principal)	$8,081,836	$10,081,836
Debt Discount - 10% Warrants & Free Warrant shares	(212,394)	(422,202)
Debt Discount – 2017 Warrants for Corbin & Atalaya	(706,332)	-
Debt Discount - Original Issue Discount	(3,305)	(6,596)
Deferred Financing Costs	(88,837)	(164,731)
Debt Discount - Repayment Premium	(920,078)	(1,772,645)
	$6,150,890	$7,715,662

Change in Fair Value of Warrant Liabilities

During the first quarter of 2017, the Company negotiated with parties having a derivative instrument with conversion feature to remove most conditions responsible for the need of derivative accounting. This resulted in an adjustment to the calculation of the fair value as per the agreement date of the removal of such features and the subsequent accounting for the allocation of the liability value towards extinguishment of debt and change in fair value of the conversion feature. As of September 30, 2017, the warrants associated with the unsecured note with a coupon of 9% are the only remaining derivative instrument that results in a derivative liability.

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

The Company maintained derivative liabilities of $471,458 at September 30, 2017. The following table only summarizes fair value measurements by level as of December 31, 2016 for and the Company’s liabilities measured at fair value on a recurring basis:

Fair Market Value Warrants & Conversion Feature	FMV as of September 30, 2017	Additional closings during 2017	Agreement Amendments/ Conversions	Mark to market adjustment Ytd-2017	FMV as of December 31, 2016

9% Saffelberg Note (Unsecured Convertible)	$400,631	$-	$-	$(37,817)	$438,448
FMV Conversion Feature	400,631	-	-	(37,817)	438,448
Lender Warrants	-	-	(1,610,060)	(1,752,223)	3,362,283
9% Saffelberg Note Warrants	70,827	-		(117,388)	188,214
7% Agent Warrants	-	-	(121,200)	-	121,200
8% Agent Warrants	-	-	(142,231)	(13,453)	155,684
FMV Warrant Liabilities	70,827	-	(1,873,492)	(1,883,064)	3,827,381

Total	$471,458	$-	$(1,873,492)	$(1,920,881)	$4,265,829

The Company used the Monte Carlo valuation model to determine the value of the outstanding warrants and conversion feature from the “Offering”. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert.

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares of common stock. The Company had 14,577,232 shares of common stock issued and outstanding as of September 30, 2017, an increase of 6,200,964 shares from December 31, 2016, partly due to the shares issued in connection with the public offering described above, which closed on March 15, 2017 as well as other common stock issuances. As per September 30, 2017 the Company has accrued a reserve for 716,590 shares pending to be issued of which 338,419 are relating to the conversion of the Series A and Series A-1 Preferred Stock (see Note 5 (B)) and various other non-cash compensation.

Reconciliation with Stock Transfer Agent Records:

The shares issued and outstanding as of September 30, 2017 and December 31, 2016 according to the Company’s stock transfer agent’s records were 14,587,068 and 8,386,103, respectively. The difference in number of issued shares recognized by the Company of 14,577,232 amounts to 9,836 and it is the result of the exclusion of the 9,356 unreturned shares from ‘cancelled’ acquisitions (pre-2006) and 480 treasury shares issued under the former employee benefits plan.

(B) Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of preferred stock, $0.00001 par value per share. No shares of preferred stock are issued and outstanding as of September 30, 2017 compared to 249 shares of preferred stock outstanding as of December 31, 2016, a decrease of 249 shares. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the common stock, subject to the rules of the NYSE MKT, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the common stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

On March 7, 2017, the Company received conversion notices from holders of an aggregate of $1,910,000, or 191 Preferred Shares. The Preferred Shares converted into shares of common stock, of the Company at a 13% discount to a public offering and became effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. The closing of the public offering took place March 15, 2017 and the public offering price was set at $1.50, therefore the discounted conversion price for the preferred shareholders was calculated at $1.305. The number of shares of common stock issued was approximately 1,463,601.

On September 28, 2017 the Company notified the remaining holders of the Preferred Shares that the Company had elected to exercise its right to force conversion of the Preferred Shares still outstanding as permitted under the terms of the agreement. The conversion resulted in the issuance of 338,419 shares of common stock as per September 30 those shares were pending to be issued.

For the nine month period ended September 30, 2017, the Company did not issue any additional shares of preferred stock, and -0- shares of preferred stock are outstanding.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at September 30, 2017 (unaudited) and December 31, 2016 have been recorded and classified as equity is 6,619,233 and 2,204,651 respectively. As of September 30, 2017, and December 31, 2016, the Company has classified 6,619,233 and 700,373, in the balance sheet for the equity warrants issued and -0- and 1,504,278, in the balance sheet for the liability warrants issued in connection with the various offerings in previous and current year. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.72. The table below summarizes the warrants outstanding as of September 30, 2017 and as of December 31, 2016:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	September 30, 2017	December 31, 2016
Equity Warrants – Fundraising	$0.64 - $5.375	2017 - 2023	6,513,061	700,373
Liability Warrants – Fundraising	$3.25 - $11.25	2019 - 2021	96,520	1,504,278
			6,609,581	2,204,651

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan and 2017 Long-Term Incentive Compensation Plan

Amended and Restated 2008 Long-Term Incentive Compensation Plan

Total Authorized under the plan	2,240,000
Shares issued in prior years	612,428
Shares issued during 2017	459,995
Options exercised during 2017	-
Outstanding options	1,100,640
Available for grant at September 30, 2017 (Registered and Unregistered)	66,937

During the third quarter of 2017, no shares were issued or options were granted under the 2008 Plan. The 66,937 available shares under the plan is divided in 4,548 registered and 62,388 unregistered shares.

Stock option activity is set forth below:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	1,040,211	$13.35
Granted in 2017	199,700	$2.16
Forfeitures (Pre-vesting)	(2,058)	$20.48
Expirations (Post-vesting)	(137,213)	$25.03
Outstanding as of September 30, 2017	1,100,640	$9.85

At September 30, 2017, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was $224,853, compared to $591,849 for the same period in 2016.

2017 Long-Term Incentive Compensation Plan

Total Authorized under the plan (Shareholders)	6,500,000
Total Registered under the plan (S-8 dated June 14, 2017)	3,500,000
Shares issued during 2017	1,576,000
Options granted	1,576,000
Forefeitures	(58,000)
Available for grant at September 30, 2017 (Registered & Unregistered)	4,982,000

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	-	$	NA
Granted in 2017	1,576,000		$1.00
Forfeitures (Pre-vesting)	(58,000)		$1.00
Expirations (Post-vesting)	-	$	NA
Outstanding as of September 30, 2017	1,518,000		$1.00

At September 30, 2017, the unrecognized expense portion of stock-based awards granted to employees under the 2017 Plan was $673,921, without comparison for the same period in 2016, as the 2017 Plan was only implemented recently.

Under the provisions of ASC 718, expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Provision for income tax	$147,640	$8,450	$81,144	$27,557

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities.

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Two largest customers	96.9%	88.9%	96.1%	87.0%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Europe	95.5%	92.5%	94.2%	92.0%
All other (non-European) countries	4.5%	7.5%	5.8%	8.0%
	100%	100%	100.0%	100.0%

Note 9. Subsequent Events

1.	On October 10, 2017, the Company closed on a public offering of common stock for gross proceeds of $1,569,750. The offering was a shelf takedown off of our registration statement on Form S-3 (File No. 333-213575) and was conducted pursuant to a placement agency agreement (the “Agreement”) entered into between us and Dawson James Securities, Inc., the placement agent on a best-efforts basis with respect to the offering (the “Placement Agent”), that was entered into on October 5, 2017. The Company sold 1,495,000 shares of common stock in the offering at a purchase price of $1.05 per share. The material terms of the offering are described in a prospectus supplement which was filed by us with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 5, 2017. The Agreement contains customary representations, warranties and agreements by us and the Placement Agent. We also agreed in the Agreement to indemnify the Placement Agent against certain liabilities.

2.	On October 16, 2017, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Artilium, PLC, a public limited company incorporated under the laws of England and Wales (“ARTA”). Pursuant to the Exchange Agreement, ARTA agreed to issue and deliver to the Company an aggregate of 27,695,177 of its newly issued ordinary shares (the “ARTA Shares”) in exchange for 3,200,332 restricted shares of the Company’s common stock, par value $0.00001 (the “TEUM Shares”). The ARTA Shares issued to the Company will, upon issuance, constitute approximately 8% of ARTA’s issued and outstanding capital stock.

The closing of the transactions contemplated under the Exchange Agreement is subject to certain closing conditions, including the accuracy, in all material respects, when made and at the time of closing, of the representations and warranties of the parties contained in the Exchange Agreement.

Concurrently with the execution of the Exchange Agreement, the Company and ARTA executed a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) for the mutual pursuit of joint commercial opportunities. Pursuant to the Strategic Alliance Agreement, the parties may enter into a contract to provide their technological solutions to prospective customers. In support of this effort, the Company and ARTA agree to provide each other with such assistance as may be reasonably requested of either of them by the other in the preparation and submission of proposals/RFPs/tenders etc. and in securing the award of resulting projects to the Company and ARTA

3.

On November 9, 2017, the Company announced the closing of a firm commitment underwritten public offering of its securities pursuant to which it issued an aggregate of 9,009,478 shares of the Company’s common stock (the “Common Stock”), an aggregate of 4,034 shares of Series B Convertible Preferred Stock (each of which shares is an equivalent of 1,000 shares of Common Stock)(the “Series B Preferred Stock”), and warrants to purchase an aggregate of 7,478,228 shares of Common Stock (which includes warrants to purchase 956,489 shares of Common Stock pursuant to the over-allotment option granted to the underwriter in the underwriting agreement) at a public offering price of $0.92 per share of Common Stock (or Series B Preferred Stock) and warrant. The Company received gross proceeds of approximately $12 million from the offering, before deducting placement agent fees and estimated offering expenses. These deductions result in net proceeds of $10,723,899.

Note 10. Divestiture of ValidSoft

The sale of ValidSoft at the end of the third quarter for the price of $3.0 million was completed and the Company received $2.0 million in cash and a $1.0 million promissory note. The $2.0 million in cash was used to pay down the senior secure loan.

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

Overview

The Company has developed a Communications Cloud Services Platform, providing (i) Mobility, (ii) Messaging and (iii) Security services and applications, with a Single-Sign-On, API and software development suite:

Our solution has proven itself globally against much larger competitors and is installed in multiple companies in diverse countries around the world ranging from small service providers to one of the world’s largest telecoms companies, Vodafone, based in Europe. We had more than 1,100,000 active subscribers on our platforms as of December 31, 2016.

The market and our customers tell us that they need to find ways to reduce cost, they want to find ways to increase their revenues, and they want to scale and grow their business, and all consider Cloud capabilities as a vital means to achieve these goals. As we’ve listened to our customers and understood the business goals that they have, we believe the Company is well placed to help them achieve these goals, drive value for customers, and ultimately value for our own business.

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

The Company was influenced by several events through September 30, 2017:

•	the restructuring of Atalaya debt on March 6, 2017, May 2, 2017 and August 9, 2017;

•	25-1 reverse stock split;

•	the conversion of unsecured convertible debt and modification of derivative securities;

•	a capital raise;

•	an extension was granted by the NYSE for compliance with the listing requirements;

•	new director appointment

•	Dawson James capital raise on November 9, 2017;

•	Joseph Gunnar warrant exercise; and

•	new employee stock option plan.

Atalaya Debt Restructuring

On March 6, 2017, Elephant Talk Europe Holding B.V., an entity organized under the laws of the Netherlands (the “Borrower”), a wholly owned subsidiary of the Company, as Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Corbin Mezzanine Fund I, L.P. (“Lender”) and Atalaya Administrative LLC, a New York limited liability company (Atalaya”), as administrative agent and collateral agent for the Lender, entered into an agreement to amend certain terms of the credit agreement among the parties, dated November 17, 2014, as has been amended from time to time (as so amended, the “Amended and Restated Agreement”). On March 31, 2017, the relevant parties entered into the formal amendment to the Amended and Restated Agreement (the “Amendment”). Capitalized terms used herein but not otherwise defined shall have the meaning as set forth in the Amended and Restated Credit Agreement.

Pursuant to the Amendment: (i) the Maturity Date was extended to December 31, 2018; (ii) the amortization schedule was amended as follows: Q1-2017: $1,500,000; Q2-2017: $1,500,000; Q3-2017: $500,000; Q4-2017: $500,000; Q1-2018: $750,000; Q2-2018: $750,000; Q3-2018: $750,000; and (iii) inserting a new definition of “2017 Equity Offering.” Additionally, the two warrants previously issued to the Lender (the “Corbin Warrant”) and ACM Carry-I LLC (the “ACM Warrant” and, together with the Corbin Warrant, the “Warrants”) were amended and treated as a modification to (a) increase the aggregate amount of shares of common stock underlying the Corbin Warrant to 1,229,100 and increase the aggregate amount of shares of common stock underlying the ACM Warrant to 216,900; (b) adjust the exercise price of the Warrants to $1.305 per share; and (c) remove the anti-dilution sections (Sections 9(d) and 9(h)) of the Warrants.

On May 2, 2017, the Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Lender and Atalaya Administrative LLC, a New York limited liability company, as administrative agent and collateral agent for the Lender, executed a term sheet (the “Term Sheet”) to amend certain terms of that credit agreement among the parties, as amended via the Amended & Restated Credit Agreement dated December 27, 2016, and further amended on March 6, 2017.

On August 9, 2017, the parties entered the Second Amendment (“Second Amendment”), among other items, to reduce the quarterly principal amortization payment amounts and confirmed the maturity date of December 31, 2018. Further, the parties agreed on a revised repayment schedule, which reduces the principal repayments to $250,000 for the second and third quarters of 2017 and $500,000 for the fourth quarter of 2017. The quarterly principal repayments for 2018 have also been materially reduced from $750,000 per quarter to $500,000 per quarter with a final payment due by December 31, 2018. The parties also agreed that the two warrants previously issued under prior amendments will be revised to adjust the exercise price of $0.64. The Company also agreed to issue new warrants with a strike price of $0.64 for consideration received from the Lender and Atalaya in the amounts of 793,900 and 140,100, respectively.

Reverse Stock Split

The Company received a deficiency letter from the New York Stock Exchange MKT (the “NYSE MKT”) on December 6, 2016, indicating that the Company’s securities had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), our continued listing on the NYSE MKT was predicated on our effecting a reverse split and other requirements or otherwise demonstrating sustained price improvement. This notice was in addition to a prior notice we received from NYSE MKT on May 26, 2016, as previously disclosed on a Current Report on Form 8-K filed on June 2, 2016. The NYSE MKT indicated that we had an additional six months, or until June 6, 2017, to gain compliance with Section 1003(f)(v) of the Company Guide.

On February 27, 2017, the Company completed a 1-for-25 reverse split of our issued and outstanding common stock and regained compliance with Section 1003 (f)(v) of the Company Guide. The financial information has been adjusted for comparability post reverse split.

Conversion of Convertible Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Preferred Stock, $0.00001 par value per share. -0- shares of Preferred Stock are issued and outstanding as of September 30, 2017 compared to 249 shares of Preferred Stock outstanding as of December 31, 2016, a decrease of 249 shares. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the Common Stock, subject to the rules of the NYSE MKT LLC, to designate the relative rights and preferences of the Preferred Stock, and issue the Preferred Stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

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

On September 28, 2017, the Company converted the remaining holders with an aggregate of $580,000. The Preferred Shares converted into 338,419 shares of common stock, $0.00001 par value per share, of the Company.

Conversion of Unsecured Convertible Promissory Note and Modification of Derivative Securities

On March 30, 2017, the Company entered into an agreement with Saffelberg Investments NV (the “Holder”) pursuant to which the Company and the Holder amended the terms of, redeemed or effected conversion, as the case may be, of certain convertible promissory notes (the “Note(s)”) and warrants (the “Warrant(s)”) previously issued by the Company to the Holder, which was replaced by an agreement dated September 7, 2017

Pursuant to the agreement, the Company and the Holder agreed to modify certain terms of the Notes pursuant to the agreement dated September 7, 2017, whereby the Company entered into a repayment plan with an initial cash payment $75,000, with monthly cash payments of $20,000 plus interest to be paid until paid in full. As of November 13, 2017, the principal and interest payments have totaled $95,000. Additionally, the terms of the note dated August 18, 2016 are put back in place for $723,900 principal with a 9% coupon, 96,520 warrants with a variable conversion price based on dilutive common stock equivalents issuances, a mandatory conversion price of $5.375, and a repayment date of August 18, 2019.

Joseph Gunnar & Co., LLC - Public Offering

On March 10, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Joseph Gunnar & Co., LLC (the “Underwriter”), relating to the issuance and sale of 2,333,334 shares of the Company’s common stock, at a price to the public of $1.50 per share together with five-year warrants to purchase an aggregate of 1,166,667 shares of common stock at an exercise price of $1.87. The Underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.3949 per share. The gross proceeds to the Company from the offering were approximately $3.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on March 15, 2017. In addition, under the terms of the Underwriting Agreement, the Company had granted the Underwriter a 45-day option to purchase up to (i) up to 350,000 additional shares of common stock (the “Option Shares”) at a purchase price of $1.3949 per one Option Share, taking into account the Underwriter’s discount, and/or (ii) warrants to purchase up to 175,000 additional shares of Common Stock (the “Option Warrants”), that option expired at the end of 45 days. The Underwriter partially exercised their over-allotment option on 109,133 Option Warrants. No Option Shares were exercised.

Extension Granted for Compliance with the NYSE MKT Listing Requirements

On July 13, 2017, the Company received a notice from the NYSE MKT indicating that the Company is not currently in compliance with the NYSE MKT’s continued listing standards as set forth in Section 1003(a)(i), Section 1003(a)(ii), Section 1003(a)(iii), and Section 1003(a)(iv) of the NYSE MKT Company Guide. The Company is now in compliance with Section 1003(f)(v). The NYSE MKT has reviewed the Company’s most recent updates and determined to extend the plan period for the Company to regain compliance with Section 1003(a)(iv) through November 27, 2017. The compliance date for Section 1003(a)(i), Section 1003(a)(ii), and Section 1003(a)(iii) remain November 27, 2017, as was previously stated in the NYSE MKT’s notice dated January 5, 2017 and disclosed on a Current Report on Form 8-K filed by the Company on January 9, 2017.

If the Company is not in compliance with the continued listing standards of the Company Guide by November 27, 2017, or if the Company does not make progress consistent with the plan during the plan period, the NYSE MKT will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

New Director Appointment

Effective July 25, 2017, the Company appointed Laura Thomas as an independent director of the Company.

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

Dawson James Securities – Public Offering

On November 9, 2017, the Company announced the closing of a firm commitment underwritten public offering of its securities pursuant to which it issued an aggregate of 9,009,478 shares of the Company’s common stock (the “Common Stock”), an aggregate of 4,034 shares of Series B Convertible Preferred Stock (each of which shares is an equivalent of 1,000 shares of Common Stock)(the “Series B Preferred Stock”), and warrants to purchase an aggregate of 7,478,228 shares of Common Stock (which includes warrants to purchase 956,489 shares of Common Stock pursuant to the over-allotment option granted to the underwriter in the underwriting agreement) at a public offering price of $0.92 per share of Common Stock (or Series B Preferred Stock) and warrant. The Company received gross proceeds of approximately $12 million from the offering, before deducting placement agent fees and estimated offering expenses for net proceeds of $10,723,899.

Joseph Gunnar Warrant Exercise

On July 17, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of outstanding warrants to purchase up to an aggregate of 1,150,000 shares of common stock of the Company at $1.87 per share (the “Original Warrants”) whereby the Exercising Holders and the Company agreed that the Exercising Holders would, exercise their Original Warrants at a reduced exercise price of $1.00 per share. The Company expected to receive aggregate gross proceeds before expenses of approximately $1.15 million from the exercise of the Original Warrants by the Exercising Holders.

In consideration for the Exercising Holders exercising their Original Warrants, the Company issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of the Company’s common stock equal to the number of shares of common stock received by such Exercising Holder upon the cash exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants was substantially similar to the terms of the Original Warrants, except that the New Warrants will (i) have an exercise price equal to $1.39 per share and (ii) be exercisable six months from first issuance of the New Warrants, for a period of five years.

The issuance of the New Warrants wasnot be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The New Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. Each Exercising Holder had represented that it is an accredited investor, as defined in Rule 501 of Regulation D promulgated under the Securities Act.

In connection with the Exercise Agreements, the Company engaged Joseph Gunnar & Co., LLC to act as the Company’s placement agent. The Company has agreed to pay Joseph Gunnar & Co., LLC a cash fee equal to seven percent (7%) of the sum of the gross proceeds received by the Company from the exercise of the Original Warrants.

New Employee Stock Option Plan

On June 8, 2017, the Board adopted the 2017 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2017 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to officers, directors, consultants and others. The Board adopted the 2017 Plan as a means to offer incentives and attract, motivate and retain and reward persons eligible to participate in the 2017 Plan. Accordingly, the Board unanimously approved and adopted the 2017 Plan, including authorization of the issuance of 6,500,000 shares of the Company’s common stock. On June 14, 2017, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8, registering 3,500,000 shares under the 2017 Plan. On September 12, 2017, shareholders approved the plan.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2017.

Comparison of three months ended September 30, 2017 and September 30, 2016.

Revenue

Revenue for the three months ended September 30, 2017, was $3,498,688, a $328,092 or 10% increase compared to $3,170,596 for the comparable three months in 2016. The higher revenues result from additional Vodafone development projects.

	Three months ended
	2017	2016	Variance
Revenues	$3,498,688	$3,170,596	$328,092

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

	Three months ended
	2017	2016	Variance
Revenues	$3,498,688	$3,170,596	$328,092
Cost of service	791,334	892,069	(100,735)
Margin	$2,707,354	$2,278,527	$428,827

Cost of service for the three month period ended September 30, 2017 was $791,334, a decrease of $100,735 or 11%, compared to $892,069 for the three-month period in 2016 due to cost cutting.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. Because of the ongoing restructuring measures, that also impacted the development department, the Company decided to suspend project capitalization during the last half year of 2016 and the first quarter of 2017. During the third quarter, we evaluated the projects and re-instated the capitalization of certain projects. During the three-month period ended September 2017 and 2016, the Company capitalized $369,032 and $444,563, respectively.

Product development costs for the three month periods ended September 30, 2017 and 2016 were $497,078 and $667,788, respectively, a decrease of $170,710 or 26%. The decrease for the three-month period was mainly the net result of expensed development costs in conjunction with the reduction in management and personnel expenses, non-cash stock based employee compensation and capitalization of software development costs in 2017.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three month periods ended September 30, 2017 and 2016 were $412,881 and $206,632, respectively, an increase of $206,249 or 100%. The increase was mainly caused by increased management and travel expenses and non-cash stock based employee compensation.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the three month period ended September 30, 2017 and 2016 were $1,578,960 and $2,743,670, respectively, a decrease of $1,164,710 or 42%. The decrease was mainly caused by reduced management, personnel expenses, facilities and related costs.

Restructuring and Settlement costs

Restructuring and settlement costs for the three months ended September 30, 2017 and 2016 were $253,014 and $560,181. The substantial three phase restructuring plan (the “Plan”) was completed in the third quarter of 2016. The Plan which commenced in the fourth quarter of 2015 was designed to align actual expenses and investments with current revenues. During the third quarter of 2017, there were certain severance accruals and payments as well as a reserve for a liability resulting from a dispute with the tax authorities in the country of Mexico for 2013.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 and 2017 Plan to staff and management;

•	the expensing of the shares issued under the 2006 and 2008 Plans to contractors, directors and executive officers in lieu of cash compensation and;

•	the expensing of restricted shares issued for consultancy services.

For the three month period ended September 30, 2017 and 2016, we recognized share-based compensation expense of $385,242, and $796,311, respectively, a decrease of $410,887 or 52%.

In the following table, we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	September 30, 2017	September 30, 2016
Cost of service	$26,750	$(27,084)
Product Development	20,434	(215,132)
Sales and Marketing	53,347	(16,297)
General and Administrative	284,893	1,054,824
Total	$385,424	$796,311

Depreciation and Amortization

Depreciation and amortization expenses for the three month period ended September 30, 2017 was $1,432,712, an increase of $324,159 or 29%, compared to $1,108,553 for the same period in 2016. This increase is primarily the result of amortization for the capitalized software and depreciation for software development projects.

Interest Expense Related to Debt Discount Accretion

Interest expenses related to debt discount accretion for the three months ended September 30, 2017 and 2016, were $205,842 and $2,319,679, respectively an improvement of 2,113,837 or 91% with the changes due to debt restructuring.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs for the three months ended September 30, 2017 and 2016, were $25,595 and $568,246, respectively an improvement of $542,651 or 95% with the changes due to debt restructuring.

Changes in derivative liabilities

Changes in derivative liabilities for the three month period ended September 30, 2017 and 2016 was $-0- and $735,902, respectively, an improvement of $735,902 or 100% with the changes due to debt restructuring.

Change in Fair Value of Conversion Feature

During the second quarter of 2017, the Company negotiated with all parties having a derivative instrument with conversion feature to eliminate any condition responsible for the need of derivative accounting. This resulted in the calculation of the fair value as per the agreement date of the elimination of such feature and the subsequent accounting for the allocation of the remaining liability value towards extinguishment of debt and change in fair value of the conversion feature.

Change in Fair Value of Warrant Liabilities

During the second quarter of 2017, the Company negotiated with all parties having a derivative warrant to eliminate any condition (mainly caused by anti-dilution protection conditions) responsible for the need of the subsequent derivative accounting. This resulted in the calculation of the fair value as per the agreement date of the elimination of such condition and the subsequent accounting for the allocation of the remaining liability value towards change in fair value of the warrant liability.

The fair market value of the more complex conversion feature and warrant liability was determined by a third-party valuation expert using a Monte-Carlo Simulation model.

Gain on extinguishment of debt

Gain on extinguishment of debt for the three month periods ended September 30, 2017 and 2016 were $299,511 and $443,426, respectively, an improvement of $143,915 or 32%.

Other Income, net

Other income, net for the three month period ended September 30, 2017 and 2016 is an income of $216,002 and $101,328, respectively, an increase of $114,674 or 113%.

Provision (Benefit) Income taxes

Income tax provision for the three month period ended September 30, 2017 and 2016 was a loss of $147,640 and $8,450 respectively, an increase of $139,190 or 1,647%.

Net Loss

Net loss for the three month period ended September 30, 2017, was $2,309,305, a decrease of $10,728,996 or 82%, compared to the loss of $13,038,301 for the same period in 2016. The decrease in Net Loss was primarily caused by the restructuring measures, executed in 2016, that significantly lowered cost and operating expenses.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as other comprehensive income or gain, which amounted to a gain of $2,139 and a gain of $425,354 for the three month periods ended September 30, 2017 and 2016, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Comparison of nine months ended September 30, 2017 and September 30, 2016.

Revenue

Revenue for the nine months ended September 30, 2017, was $9,532,807, a $178,481 or 2% decrease, compared to $9,711,288 for the comparable nine months in 2016. The lower revenues can partly be explained by the extinguishment of the former ValidSoft sales.

	Nine months ended
	2017	2016	Variance
Revenues	$9,532,807	$9,711,288	$(178,481)

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

	Nine months ended
	2017	2016	Variance
Revenues	$9,532,807	$9,711,288	$(178,481)
Cost of service	2,578,925	2,996,496	(415,571)
Margin	$6,953,882	$6,714,792	$(239,090)

Cost of service for the nine month period ended September 30, 2017 was $2,578,925, a decrease of $415,571 or 14%, compared to $2,996,496 for the nine month period in 2016. The main decrease in cost of service was the result of reductions in a combination of cash and non-cash stock based employee compensation and decreases in the cost of mobile bundled service business and network.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Product development costs for the nine month periods ended September 30, 2017 and 2016 were 1,055,285 and $2,766,690, respectively, a decrease of $1,711,405 or 62%. The main decrease for the nine month period was the net result of decreased development costs in conjunction with the reduction in management and personnel expenses, non-cash stock based employee compensation and capitalization of software development costs of $563,968 in 2017.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the nine month periods ended September 30, 2017 and 2016 were $1,103,162 and $1,094,305, respectively, an increase of $8,857 or 1%. The main increase was caused by increased sales staff in the United Kingdom and the United States, increased travel expenses, non-cash stock based employee compensation and an increase in tradeshow costs.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the nine month period ended September 30, 2017 and 2016 were $5,435,187 and $7,588,752, respectively, a decrease of $2,153,565 or 28%. The decrease was mainly caused by reduced employee costs and non-cash stock based employee compensation as well as other General and administrative expenses.

Restructuring and Settlement costs

Restructuring and settlement costs for the nine months ended September 30, 2017 and 2016 were $841,120 and $1,395,984. The Plan which commenced in the fourth quarter of 2015 was designed to align actual expenses and investments with current revenues as well as introduce new executive management. During the third quarter of 2017, there were certain severance accruals and payments as well as a reserve for a liability resulting from a dispute with the tax authorities in the country of Mexico for 2013.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 and 2017 Plan to staff and management;

•	the expensing of the shares issued under the 2006 and 2008 Plans to contractors, directors and executive officers in lieu of cash compensation; and

•	the expensing of restricted shares issued for consultancy services.

For the nine month period ended September 30, 2017 and 2016, we recognized share-based compensation expense of $1,508,535 and $2,102,440, respectively, a decrease of $593,905 or 28%.

In the following table, we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	September 30, 2017	September 30, 2016
Cost of service	$30,571	$52,986
Product Development	37,577	151,774
Sales and Marketing	119,913	75,390
General and Administrative	1,320,474	1,822,290
Total	$1,508,535	$2,102,440

Depreciation and Amortization

Depreciation and amortization expenses for the nine month period ended September 30, 2017 was $3,149,188, an increase of $170,916 or 5%, compared to $3,320,104 for the same period in 2016. This increase is primarily the result of depreciation along with amortization on the capitalized software development.

Interest Expense Related to Debt Discount Accretion

For the nine months ended September 30, 2017 and 2016, interest expenses related to debt discount accretion were $1,548,440 and $2,932,823, respectively an improvement of $1,384,383 or 47%. This decrease is mainly related to the accelerated amortization as a result of the repayment in 2016 of part of the Senior Secured Loan with proceeds of the ValidSoft sale. The repayment triggered accelerated amortization of the related debt discounts.

Amortization of Deferred Financing Costs

For the nine month periods ended September 30, 2017 and 2016, the amortization of deferred financing costs were $248,218 and $850,541, respectively, an improvement of $602,323 or 71%, also related to the accelerated amortization as a result of the repayment in 2016 of part of the Senior Secured Loan with proceeds of the ValidSoft sale.

Changes in derivative liabilities

For the nine month period ended September 30, 2017 and 2016 the changes in derivative liabilities were $1,920,881 and a loss of $75,966 respectively, an increase of $1,996,847 or 2,629%. This gain was caused by the elimination of the warrant liability which was part of the agreement when amending the Senior Secured Loan.

Change in Fair Value of Conversion Feature

During the second quarter of 2017, the Company negotiated with all parties having a derivative instrument with conversion feature to eliminate any condition responsible for the need of derivative accounting. This resulted in the calculation of the fair value as per the agreement date of the elimination of such feature and the subsequent accounting for the allocation of the remaining liability value towards extinguishment of debt and change in fair value of the conversion feature.

Change in Fair Value of Warrant Liabilities

During the second quarter of 2017, the Company negotiated with all parties having a derivative warrant to eliminate any condition (mainly caused by anti-dilution protection conditions) responsible for the need of the subsequent derivative accounting. This resulted in the calculation of the fair value as per the agreement date of the elimination of such condition and the subsequent accounting for the allocation of the remaining liability value towards change in fair value of the warrant liability.

The fair market value of the more complex conversion feature and warrant liability was determined by a third-party valuation expert using a Monte-Carlo Simulation model.

Gain on extinguishment of debt

For the nine month periods ended September 30, 2017 and 2016 the gain or loss on extinguishment of debt were a gain of $163,834 and a loss of $443,426, respectively, an improvement of $606,849 or 137%. The gain in 2017 is the result of the conversions of the 9% Unsecured Subordinated Convertible Promissory Notes which were executed in the first quarter.

Other Income, net

For the nine months ended September 30, 2017 and 2016, other income & (expense) were $686,478 and $213,888, respectively, a gain of $472,590 or 222% and represents mainly the unrealized exchange rate gain mainly related to the Senior Secured Loan against the primary functional currency (EURO) of the company.

Provision (Benefit) Income taxes

For the nine month period ended September 30, 2017 and 2016, the income tax provision was a loss of $81,144 and $27,557 respectively, an increase of $53,587 or 194% and is mainly caused by a provision taken for disputed unrecoverable taxes in Mexico.

Net Loss

Net loss for the nine month period ended September 30, 2017 and 2016, was $4,945,245, a decrease of $15,230,087 or 76%, compared to the loss of $20,175,322 for the same period in 2016. The decrease in Net Loss was primarily caused by the restructuring measures, executed in 2016, that significantly lowered cost and operating expenses.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a loss of $8,512 and a gain of $421,091 for the nine-month periods ended September 30, 2017 and 2016, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net (loss) of $(4,945,245) for the period ended September 30, 2017 and had an accumulated deficit of $(292,025,479) as of September 30, 2017.

The cash balance including restricted cash of the Company at September 30, 2017 was $1,398,300.

Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, may not be on reasonable terms. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders.

During the first nine months of 2017, the Company has been able to improve the shareholders’ deficit to $(4,878,443) as of September 30, 2017 from $(9,364,531) as of December 31, 2016, primarily, as a result of raising capital through the sale of common stock and the restructuring of certain common stock equivalents. Additional capital could be raised during 2017 to cover working capital deficiencies and help to continue to improve the shareholders’ deficit.

On November 9, 2017, the Company announced the closing of a firm commitment underwritten public offering of its securities pursuant to which it issued an aggregate of 9,009,478 shares of the Company’s common stock (the “Common Stock”), an aggregate of 4,034 shares of Series B Convertible Preferred Stock (each of which shares is an equivalent of 1,000 shares of Common Stock)(the “Series B Preferred Stock”), and warrants to purchase an aggregate of 7,478,228 shares of Common Stock (which includes warrants to purchase 956,489 shares of Common Stock pursuant to the over-allotment option granted to the underwriter in the underwriting agreement) at a public offering price of $0.92 per share of Common Stock (or Series B Preferred Stock) and warrant. The Company received gross proceeds of approximately $12 million from the offering, before deducting placement agent fees and estimated offering expenses.

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

Operating activities

	September 30, 2017	September 30, 2016

Net loss	$(4,945,245)	$(20,175,322)
Adjustments to reconcile net loss to net cash used in operating activities:	4,214,031	15,338,232
	(731,214)	(4,837,090)

Changes in operating assets and liabilities:	(678,402)	3,129,918
Net cash used in operating activities	$(1,409,616)	$(1,707,172)

Net cash used in operating activities for the period ended September 30, 2017 was adjusted for depreciation and amortization (3,149,188)(loss), provision for doubtful accounts (6,378)(loss), stock based compensation ($1,508,535)(loss), change in fair value of warrant liability ($1,920,881)(gain), amortization of deferred financing costs ($248,218)(loss), interest relating to debt discount and conversion feature ($1,548,440)(loss) unrealized foreign currency gains ($686,478)(gain), Debt settled by issuance of shares ($524,465) and a gain on extinguishment of debt ($163,834)(gain) and furthermore impacted by the increase of accounts payable and customer deposits ($274,030) and the decrease of accounts receivable ($272,928), prepaid expenses, deposits and other assets ($755,036), net billings in excess of revenue and deferred revenue ($639,550) and accrued expenses and other payables ($1,340,846)

As a result of the above, cash used in operating activities was $1,409,616 for the nine months ended September 30, 2017 compared to net cash used in operating activities of $1,707,172 for the nine months ended September 30, 2016.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $538,245 compared to $1,067,873 cash provided by in the same period in 2016. This decrease $1,606,118 is mainly the result of the divestiture of ValidSoft assets in the third quarter of 2016 for an amount of $2,450,000 (inflow). The cash used in investing activities for the nine months ended September 30, 2017 includes capitalized software development costs, property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $2,046,597 and $2,158,224, respectively, a decrease of $111,627. During the first nine months of 2017, the most significant use of funds has been the repayment of $2 million to our senior secured lender, which was offset by capital raised by the Company.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents for the nine month period ended September 30, 2017 was $(195,643), compared to $(159,944) for the same period in 2016.

As a result of the above activities, for the nine months ended September 30, 2017 and 2016, we had cash, cash equivalents and restricted cash of $1,398,300 and $1,728,231, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

After a two-day arbitration hearing in Seattle, WA, the Arbitration tribunal, on or about June 9, 2017, issued an award for the benefit of Claimant in the amount of $510,916.18, inclusive of AAA tribunal and administrative fees (the “Award”). On or about July 25, 2017, the parties entered into a forbearance agreement, pursuant to which Claimant agreed to forbear from commencing any confirmation or enforcement proceedings and from taking any collection efforts or discovery related to the Award in exchange for the Company’s agreement to pay the Award in agreed-upon installment payments. As of September 30, 2017, this transaction is reflected in the financial statements.

Saffelberg Investments NV -vs- Pareteum Corp. et al., SDNY Case No. 1:16-cv-07282-PGG.

On September 19, 2016, Plaintiff filed a Complaint against the Company for breach of contract and unjust enrichment in connection with a May 31, 2016 unsecured promissory note in the amount of $350,000. On May 18, 2017, Plaintiff filed a First Amended Complaint, adding an additional defendant and claims of anticipatory repudiation and fraudulent inducement. On June 7, 2017, the Company requested the Court’s permission to file a motion to dismiss the fraudulent inducement cause of action. On July 29, 2017, the parties reached an agreement in principle to settle the litigation. As of September 30, 2017, this transaction is reflected in the financial statements.

Ellenoff Grossman & Schole LLP, claimed legal fees.

On May 5, 2017, the company’s former legal counsel, Ellenoff Grossman & Schole LLP commenced litigation proceedings in New York alleging breach of contract and claiming $817,822 in unpaid legal fees for the period January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement with agreed-upon installment payments. As of September 30, 2017, this transaction is reflected in the financial statements.

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

PARETEUM CORPORATION

Date: November 14, 2017	By	/s/ Robert H. Turner
Hal Turner
Executive Chairman
(Principal Executive Officer)

Date: November 14, 2017	By	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer
(Principal Financial and Accounting Officer)