Form 10-K
period 2017-12-31
PARETEUM Corp
filed 2018-03-30
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

001-35360

(Commission file No.)

PARETEUM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-4557538
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1185 Avenue of the Americas, New York, NY 10036

USA

(Address of principal executive offices) (Zip Code)

+ 1 (212) 984-1096

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.00001 par value per share	NYSE AMERICAN LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8 million based on the closing sale price of the Company’s common stock on such date of $0.5803 per share, as reported by the NYSE American LLC.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 30, 2018, there were 51,006,394 shares of common stock outstanding.

Pareteum Corporation

Form 10-K

For the fiscal year ended December 31, 2017

TABLE OF CONTENTS

Note on Forward-Looking Statements

FORWARD LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.   Our actual results may differ materially from those discussed herein, or implied by, these forward-looking statements.  Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Pareteum Corporation believes that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control. Forward-looking statements included in this Report or our other filings with the SEC include, but are not necessarily limited to, those relating to:

•	risks and uncertainties associated with the integration of the assets and operations we have acquired and may acquire in the future;

•	our possible inability to generate additional funds that will be necessary to expand our operations;

•	our potential lack of revenue growth;

•	our potential inability to maintain compliance with the listing standards of the NYSE American LLC (“the Exchange”);

•	our potential inability to continue as a going concern;

•	our potential inability to add new products and services that will be necessary to generate increased sales;

•	our potential lack of cash flows;

•	our potential loss of key personnel;

•	the availability of qualified personnel;

•	international, national regional and local economic political changes;

•	general economic and market conditions;

•	increases in operating expenses associated with the growth of our operations;

•	the possibility of telecommunications rate changes and technological changes;

•	the potential for increased competition; and

•	other unanticipated factors.

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

PART I

In this Annual Report on Form 10-K, references to “Pareteum,” the “Company,” “we,” “us” and “our” refer to Pareteum Corporation, a Delaware corporation.

Item 1. Business Description

Overview

Pareteum Corporation (NYSE American: TEUM) is a rapidly growing Cloud Communications Platform company with a mission - “to connect every person and every thing”™. With estimates of up to 30 billion devices to be managed and connected the total available market is astoundingly large.

Service Providers, Brand Marketing Companies, Enterprise and Internet of Things providers use Pareteum to energize their growth and profitability through cloud communication services and complete turnkey solutions featuring relevant content, applications, and connectivity worldwide. To achieve this, Pareteum has developed patent pending software platforms which are connected to 45 Mobile networks in 65 counties using multiple different communications channels including mobile telephony, data, SMS, VOIP, OTT services – all over the world. Pareteum integrates all these disparate communications methods and services and brings them to life for customers and application developers, allowing communications to become value-added. This is a major strategic target for many industries, from legacy telecommunications providers to the disruptive technology and data enterprises of today and the future.

The vast majority of our platform is comprised of our own development software, which provides our customers with a great deal of flexibility in how they use our products now and in the future and allows us to be market driven in our future.  Various patents we have applied for and been granted form the basis of work processes critical to our platform solution.  Our platform services partners (technologies integrated into our cloud) include: HPE, IBM, Sonus, Oracle, Microsoft, NetNumber, Affirmed and other world class technology providers.

Pareteum is a mission focused company empowering every person and every “thing” to be globally connected – ANY DEVICE, ANY NETWORK, ANYWHERE™. The Pareteum Cloud Communications Platform targets large and growing sectors from IoT (Internet of Things), Mobile Virtual Network Operators (MVNO), Smart Cities, and Application developer markets - each in need of mobile platforms, management and connectivity. These sectors need Communications-as-a-Service (CaaS), which Pareteum delivers. Our solutions have received industry acclaim. We are the recipients of:

Winner of IoT Evolution’s 2017’s IoT Excellence Award

Winner of 2018’s Internet Telephony Product of the Year from TMC

Winner of 2017’s Communications Solutions Product of the Year Award from TMC

These accolades reflect that our Company is recognized as one of the world’s most Innovative and Excellent Cloud Communications Solutions, IoT and Internet Telephony enabling software and communications platform services providers that has no costly and capex intensive proprietary telco infrastructure.

At Pareteum, our mission is to create an easily accessible open mobility system for the world. We believe that open software and interfaces for mobility and applications will create more innovation, economic freedom, and opportunity equality worldwide, just like the internet did for information.

The Pareteum Ecosystem

Our value proposition intersects with numerous applications and industries. It is our strong belief that no other company in the Communications-as-a-Service market offers similarly broad value in such a comprehensive way. An easily accessible open mobility system for the world is difficult to get started because it requires a “network effect”. The network effect is an observable condition that yields increased value to the “new easily accessible open mobility system for the world”, and all users of the system as more users come on board. The essence of this point is that every communication – a transaction – requires both a sender and recipient who are willing to access and use the new system. We aim to provide the marketplace exchange on which these transactions take place, and will attract new users.

To overcome the difficulty of achieving the “network effect”, our strategy is to begin attracting new users into the mobility and digital applications space, via our initial use case (managed services platforms). Our customer deployed managed services platform does not require a network effect for success. This has been partially accomplished by deploying Managed Services for our anchor customers. This has begun the creation a critical mass of subscribers required for the network effect to develop. This network effect will be perfected by further deployments into new segments and geographies with our Global Mobility Cloud Services and our Applications Exchange and Development Platform.

The Pareteum Ecosystem consists of three complementary platform suites: (1) the Managed Services Platform, (2) the Global Cloud Services Platform and (3) the Application Exchange & Developer Platform:

Managed Services Platform

➢	Dynamic, fully-managed platform designed for Mobile Virtual Network Enabler (MVNE), large Mobile Network Operators (MNO) and virtual operators (MVNO) and Communication Service Providers (CSPs).
➢	Provides Integrated Operational and Billing Management platform (B/OSS) enabling real-time account (SIM) management, policy (service and rules) management and charging (pricing, rating, billing).
➢	Strong authentication solution using multiple security factors.

Global Cloud Services Platform

➢	Cloud based platform for Communications Service Providers, IoT providers and Enterprises.
➢	Delivers seamless operations and services that enable new capability and applications.
➢	Increasingly automated and self-service solutions, services including Billing, Rating, and CRM.

Application Exchange and Developer Platform

➢	Customers can easily integrate with our solutions through a robust set of APIs.
➢	Allows integration across any channel, for both new systems and legacy infrastructure.

Innovative Use Cases

Many sectors, from traditional network operators to disruptive technology and data-driven companies have found many innovative use cases for our platforms. Beyond simply enabling communications between people and devices, the platforms of Pareteum enable:

➢	Smart homes, including smart appliances, smart energy meters, wearables etc.
➢	Connected cars
➢	Smart cities
➢	Smart logistics and supply chains
➢	Smart healthcare applications
➢	Smart defense

Business Model

At Pareteum, our mission is to create an easily accessible open mobility system for the world. We believe that open software and interfaces for communications services will create more innovation, economic freedom, and opportunity equality worldwide, just like the internet did for information.

However, an easily accessible open mobility system for the world is challenging to scale because it requires a “network effect”. The network effect is the principle that a service yields increased value as it grows. The essence of this point is that our business and our services will grow in value as we grow and scale. We aim to achieve that growth by providing the marketplace exchange on which these communications and transactions take place, and in doing so we attract new users and more customers.

To achieve our desired and rapid growth, we are using our managed services solutions as a launching pad from which to grow our Global Cloud Services Platform and Application Exchange & Developer Platform. This process is already well underway, including with our anchor customers, Vodafone and Zain.

Go-to-Market and Growth Strategy

Pareteum is in fast-growth mode, which will be achieved through a combination of organic growth as well as targeted and accretive Mergers & Acquisitions.

Pareteum continues to win new long-term contractual business at an unprecedented pace. We expect this pace to increase throughout the coming year and beyond. We see many new opportunities, including those that leverage our support of emerging technologies, which is at the heart of our identity management and payment systems integration plans.

Our focus is on selling and implementing new communications services and IoT opportunities as fast as possible, as the world of connected devices and people continues to rise on a daily basis.

We will measure our growth in the numbers of ‘Connections’ that we on-board to our platforms, be they SIM cards, handsets, devices, vehicles etc.

Our go-to-market strategy uses a four-phase approach:

Phase 1:	We continue to attract new subscribers across all verticals to all our platforms through direct sales, existing channel partnerships and new initiatives such as referral programs.

Phase 2:	We will continue to on-board new communication services providers, force multiplying our own growth, largely through business development and direct sales in each of our four defined sales regions (North America, Latin America, Europe, Middle East, Africa, and Asia-Pac).

Phase 3:	We will drive adoption through a twin approach. First, we will be on-boarding more Connections which are already active on our Managed Services and Global Cloud Platforms, as our initial user base. Second, we will be drawing in new customers and end-users to the Application Exchange & Developer Platform. These will be people with the greatest pain point, who are underserved by the current mobility networks and applications (including in developing markets).

Phase 4:	At this stage, our strategic Application Exchange & Developer Platform customers will have their own go-to-market strategy, creating shared value, ranging from traditional consumer strategies to sophisticated B2B and B2B2C strategies, driving and expanding our ecosystem to new heights. We also anticipate maturity in Blockchain deployments and smart-contracts creating new use-cases and revenue channels.

The phases described above are already being implemented, in parallel as far as possible, for the fastest most sustainable growth and this highlights our strategy for accelerating the world’s shift to an open mobility and application network. When we’re successful, it will accelerate the pace of innovation in the world, create more economic freedom, and provide better mobility services to billions of underserved people.

Employees & Leadership Team

As of December 31, 2017, the Company had 62 full-time employees worldwide.

Pareteum is led by its Executive Chairman and Principal Executive Officer, Robert H. Turner, and CEO, Victor Bozzo, working closely with Ted O’Donnell (CFO), and the Company has significantly strengthened its leadership team with the addition of Rob Mumby (Chief Revenue Officer), Ali Davachi (COO/CTO) and Denis McCarthy (SVP Corporate Development).

The leadership team has many decades of combined experience in fast-growing telecoms, software and technology markets.

Research & Development

Pareteum’s research and development function ensures that its communications platforms grow in line with customer needs and technological advancement, and remain resilient, reliable and secure. We have announced innovation in e-commerce, machine learning and predictive analytics, and mobile gaming all supported by our growing Pareteum application exchange, or TEAX, development community. The Pareteum blockchain-enabler platform is focused on delivering enabling technology to all of its customers and partners. The blockchain-enabler platform will change how our customers leverage blockchain technology, and will include support for smart-contracts and cryptocurrencies. Enabling our Communication-as-a-Service platform with identity management, transaction settlements and payment solutions greatly expands the opportunity for our customers and revenue streams for the Company. Product development expenses for the year ended December 31, 2017 were $1,479,587 compared to $3,543,590 for the year ended December 31, 2016. See our technical whitepaper on blockchain-enablement here:

https://www.pareteum.com/blockchain-whitepaper/.

Intellectual Property

Pareteum relies on a combination of patents, copyright, trademark and trade secret laws in the United States, Europe and elsewhere. The Company protects its brand and reputation through the exploitation of a number of registered and unregistered trademarks and service marks. Pareteum has two granted patents for inventions embedded in its communications platforms.

The Pre-Authentication Login System grant number GB2541449 was granted in the United Kingdom on January 17, 2018 and expires on August 20, 2035.

The SIM-free HLR Migration has patents in 2 jurisdictions. In the United Kingdom grant number GB2517814 was granted on September 16, 2015 and expires on April 4, 2034. In Hong Kong grant number HK1204418 was granted on April 22, 2016 and expires on April 4, 2034.

Pareteum further protects its intellectual property rights by requiring all its employees and independent contractors involved in the development of intellectual property to assign those rights to the Company, to the greatest extent permitted by applicable law.

Sales & Marketing

Pareteum has begun to publish and market self service capabilities which will allow new customers to deploy our system capabilities such as adding mobility to their online applications in a seamless way, quickly all through published API’s from our community portals.

Customers

Pareteum manages a rigorous methodology from sale to revenue through its management of customer post-sale implementation and service delivery.

A team of customer advocates is assigned to each new contract and a multi-step process of handoff from sales to service is handled by this distinct team which is made up of experienced staff around the globe and supported by back office professionals throughout the United States, United Kingdom, Europe, Middle East, Africa and Latin, America.

The Company is dependent on one significant customer for our business and the loss of this customer could have an adverse effect on our business, results of operations and financial conditions. For the year ended December 31, 2017, we had one significant customer which accounted for 88% of our revenue.

Competitive Differentiation

The Communications-as-a-Service (CaaS) market is moving quickly. The Company believes that the key competitive differentiators in the near-term will be:

▪	Scale and international reach of connectivity

▪	Comprehensiveness of Platform offerings

▪	Ease of deployment and implementation

▪	Scalability and reliability of service

Pareteum considers itself well placed to be judged on those criteria. The Company is confident that its network of global and international connectivity partners will enable it to access markets that currently under-served and compete equally with larger competitors in mature markets. In addition, Pareteum is confident that few other players have the breadth of value-added services to complement the core connectivity platforms.

Our competitors fall into three broad categories:

▪	Traditional telecom/infrastructure vendors.
▪	Large software solution and SaaS vendors - offering a suite of specialized software components, solutions and APIs.
▪	Niche solution providers, providing narrowly focused BSS/OSS and prepaid solutions.

Some of our competitors have greater financial, technical and sales and marketing resources, as well as greater brand and market awareness, and consequently may be able to react more quickly to competitive pressures. As we execute on our growth strategies, and enter new markets, or disrupt markets and replace incumbents, we expect competition to become more intense.

One key tenet in our competitive strategy, however, is to actually lower the competitive barriers to market for new players (customers) to create new mobility and communications applications and businesses. We intend to disrupt existing markets and have the advantage of quick time-to-market for those newly enabled business models and opportunities. These include, for example:

▪	Uniquely tailored data services such as unlimited social media, messaging apps or streaming music services.

▪	Global roaming connectivity without local infrastructure: e.g. business executives using a multi-SIM worldwide phone.

▪	Creation of personal, branded, mobile services.

▪	One-stop shop for bundles of IoT and M2M services: through plug-ins to multiple vertical applications and specialized platforms.

Regulatory

Pareteum is subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, telecommunications, trade and export sanctions or other subjects. Many of the laws and regulations to which we are subject are still evolving and may be tested or varied in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving markets in which we operate. Because applicable international laws and regulations have continued to develop and evolve rapidly, it is possible that we or our products or our platform may not be, or may not have been, compliant with each such applicable law or regulation.

Corporate Information

Pareteum Corporation, a Delaware corporation, was originally formed in 2001 as Elephant Talk Communications Corp. as a result of a merger between Staruni Corporation (USA, 1962) and Elephant Talk Limited (Hong Kong, 1994).

In December 2011, the Company moved its listing from the OTCBB to the NYSE MKT (now known as the NYSE American) and its stock began trading at that time under the ticker symbol “ETAK”.

Following approval at the Company’s 2016 annual shareholder meeting, the Company was rebranded and formally renamed to Pareteum Corporation and on November 3, 2016, the Company started trading on the Exchange under the current ticker symbol “TEUM”.

Pareteum currently has offices in New York, Madrid, Barcelona, Bahrain and the Netherlands.

Pareteum®, the Pareteum logo and other trademarks or service marks of Pareteum appearing in this Annual Report on Form 10-K are the property of Pareteum Corporation or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

Risks Related to Our Business

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

We have significant international operations in Europe, and to a lesser extent in the U.S., Middle East and elsewhere. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate, obtain access to local transmission facilities on economically acceptable terms, or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks.

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

Our business is directly affected by the length of our sales cycle and strategic mobile partnership cycles with MNOs and other large enterprises. Our software platforms, outsourced solutions and value-added communication services, are relatively complex and their purchase may involve a significant commitment of mostly human capital, with attendant delays frequently associated with the allocation of substantial human resources and procurement procedures within an organization. The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, our typical sales cycle may lengthen, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales and strategic mobile partnership cycle could reduce growth in our revenue in the future.

Because most of our business is conducted outside the U.S., fluctuations in foreign currency exchange rates versus the U.S. Dollar could adversely affect our results of operations.

Currently most of our net revenue, expenses and capital expenditures are derived and incurred from sales and operations outside the U.S., whereas the reporting currency for our consolidated financial statements is the U.S. Dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country, where the Euro is the predominant currency. Considering the fact that most income and expenses are not subject to relevant exchange rate differences, it is only at a reporting level that the translation needs to be made to the reporting unit of USD. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the U.S., and changes in exchange rates have had and may continue to have a significant, and potentially distorting effect (either negative or positive) on the reported results of operations, not necessarily being the result of operations in real terms. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/Euro.

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

For the year ended December 31, 2017, we had one significant customer which accounted for 88% of our revenue. Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods. The loss, or reduction in services to, this significant customer or other discontinuation of their relationship with us for any reason, or if this significant customer reduces or postpones purchases that we expect to receive, it could have an adverse impact on our business, results of operations and financial condition.

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

Design defects or software errors may cause delays in product introductions and project implementations, damage customer satisfaction and may have a material adverse effect on our business, results of operations and financial condition. Our software systems are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct. Because our products are generally used by our customers to perform critical business functions, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems within or outside of our control may arise during implementation or from the use of our products and may result in financial or other damages to our customers, for which we may be held responsible. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Our insurance coverage is not sufficient to protect against all possible liability for defects or software errors. In addition, as a result of business and other considerations, we may undertake to compensate our customers for damages caused to them arising from the use of our products, even if our liability is limited by a license or other agreement. Claims and liabilities arising from customer problems could also damage our reputation, adversely affecting our business, results of operations and the financial condition.

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

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as mobile, broadband, DSL, Internet, VOIP, and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional land-line services, such as mobile, broadband, Internet and VOIP services, have shown a competitive threat to our legacy land-line traffic business. If we do not continue to invest and exploit our contemplated plan of development of our communications information systems, outsourced solutions and value-added communication services to meet changing market conditions, or if we do not have adequate resources, we may not be able to compete effectively in providing technology solutions to our customers. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services into our technology platforms that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

Risks Related to Our Capital Stock

Our stock price has in the past not met, and may in the future not meet, the minimum bid price for continued listing on the Exchange. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Exchange.

We received a deficiency letter from the NYSE Exchange on December 6, 2016, indicating that our securities had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”), our continued listing on the NYSE Exchange was predicated on our effecting a reverse split or otherwise demonstrating sustained price improvement. This notice was in addition to a prior notice we received from the Exchange on May 26, 2016, as previously disclosed on a Current Report on Form 8-K we filed on June 2, 2016. The Exchange indicated that we had an additional six months, or until June 6, 2017, to gain compliance with Section 1003(f)(v) of the Company Guide.

On February 27, 2017, we completed a 1-for-25 reverse split of our issued and outstanding common stock. Although we believe we have regained compliance with Section 1003(f)(v) of the Company Guide, there can be no assurance that our common stock will continue to satisfy this rule. If we were to fail to comply with the Section 1003(f)(v) of the Company Guide again in the future and became subject to delisting, such delisting from the Exchange would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

As of March 30, 2018, there are 4,546,240 options and 15,213,864 warrants to purchase shares of our common stock outstanding. All of the shares issuable from exercise have been registered and are freely traded. Options are exercisable at exercise prices between $1.00 and $67.50, the warrants are exercisable at exercise prices between $0.887 and $5.375. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholders (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided that we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Because certain principal stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

As of March 30, 2018, our two large shareholders: Iroquois Master Fund and Intracoastal Capital LLC owned or controlled approximately 13.2% of our outstanding common stock. If those stockholders act together, they will have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for are holder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with our common stock and do not intend to pay any dividends to common stockholders for the foreseeable future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Description of Properties

We do not own any properties, but lease office space in the various countries for our shared service centers and lease data center locations for housing our equipment, applications and network interconnections to our customers and telecommunication network providers.

Our office in the United States is located at 1185 Avenue of the Americas, 37th Floor, New York, NY 10037. We lease this space pursuant to a lease which continues month to month with a monthly rent of $4,000. Our office in The Netherlands is located at Hornweg 7, 1432 GD Aalsmeer, The Netherlands, wherefore the contract is automatically renewed every 6 months. The monthly fee for this contract is $325. In Spain we currently rent office space at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain, at a monthly rent of $2,804. This contract is valid until April 2018. In addition, the Company rents office space at Av. Dr. Severo Ochoa 36, 28100 Alcobendas, (Madrid) Spain for $1,618 per month, valid until February 2018. The Company rents office space in Lehmedeh, Bahrain for $981 per month. The contract is valid until December 2019.

We also rent space for our telecom switches, servers and IT platforms at data centers (“co-locations”) at an aggregate monthly rent of $49,179. The various co-location spaces include: Amsterdam, Madrid, Barcelona, and other locations where our telecommunications equipment is located.

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

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Since December 5, 2011, our common stock was listed for quotation on the Exchange under the symbol “ETAK.” As of November 1, 2016, our common stock began trading under the symbol “TEUM” on the Exchange.  The following table sets forth the high and low closing prices per share for each quarterly period from March 31, 2016 through December 31, 2017 as quoted on the Exchange and published by www.nasdaq.com. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2017	$2.8000	$0.6901
September 30, 2017	$1.5200	$0.5200
June 30, 2017	$0.8901	$0.5280
March 31, 2017	$3.7100	$0.8600

December 31, 2016	$5.2475	$2.4500
September 30, 2016	$4.7500	$3.0000
June 30, 2016	$5.7475	$3.7625
March 31, 2016	$6.9975	$4.7750

As of March 30, 2018, we had approximately 3,958 record holders of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2017 Plan (1): 3,417,856 2008 Plan (2): 1,128,384	2017 Plan: $1.00 2008 Plan: $9.40	2017 Plan: 1,530,049 2008 Plan: 39,192
Equity compensation plans not approved by security holders	-	-	-
Total	4,546,240	-	1,569,241

(1)	2017 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2017 Plan”). Form S-8 filed June 14, 2017. The shareholders approved 6,500,000 shares to be issued under the 2017 Plan, of which 3,500,000 were registered under an S-8.
(2)	2008 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2008 Plan”). Form S-8 filed July 11, 2008. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 200,000 to 920,000, during 2013 the stockholders approved an increase from 920,000 to 1,840,000 and during 2014 an increase of the total number of shares available under the 2008 Plan from 1,840,000 to 2,240,000.

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

Business overview

Pareteum Corporation is a rapidly growing Cloud Communications Platform company with a mission - “to connect every person and every thing”™. With estimates of up to 30 billion devices to be managed and connected the total available market is astoundingly large.

Service Providers, Brand Marketing Companies, Enterprise and Internet of Things providers use Pareteum to energize their growth and profitability through cloud communication services and complete turnkey solutions featuring relevant content, applications, and connectivity worldwide. To achieve this, Pareteum has developed patent pending software platforms which are connected to 45 Mobile networks in 65 counties using multiple different communications channels including mobile telephony, data, SMS, VOIP, OTT services – all over the world. Pareteum integrates all these disparate communications methods and services and brings them to life for customers and application developers, allowing communications to become value-added. This is a major strategic target for many industries, from legacy telecommunications providers to the disruptive technology and data enterprises of today and the future.

Our platform services partners (technologies integrated into our cloud) include: HPE, IBM, Sonus, Oracle, Microsoft, NetNumber, Affirmed and other world class technology providers. The vast majority of our platform is comprised of our own development software, a highly valuable commodity from a customer’s perspective. Various patents we have applied for and been granted form the basis of work processes critical to our platform solution.

Pareteum is a mission focused company empowering every person and every “thing” to be globally connected – ANY DEVICE, ANY NETWORK, ANYWHERE™. The Pareteum Cloud Communications Platform targets large and growing sectors from IoT (Internet of Things), Mobile Virtual Network Operators (MVNO), Smart Cities, and Application developer markets - each in need of mobile platforms, management and connectivity. These sectors need Communications-as-a-Service (CaaS), which Pareteum delivers. Our solution received industry acclaim, being recognized as one of the world’s most Innovative and Excellent Cloud Communications Solutions, IoT and Internet Telephony services companies that has no proprietary telco infrastructure.

At Pareteum, our mission is to create an easily accessible open mobility system for the world. We believe that open software and interfaces for mobility and applications will create more innovation, economic freedom, and opportunity equality worldwide, just like the internet did for information.

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

The following table shows the USD equivalent of the major currencies for the years ended December 31, 2017 and 2016:

	USD
	equivalent
	2017	2016
Euro	1.19986	1.05356
British Pound	1.35029	1.23016

Comparison of Years Ended December 31, 2017 and 2016

Revenue

Revenue for the year ended December 31, 2017 was $13,547,507, an increase of $691,696 or 5%, compared to $12,855,811 for the year ended December 31, 2016. This increase was mainly due to the Company’s focus on growing the mobile bundled services portion of the business which accounted for $886,856 of revenue, which is 7% of the total revenue for the year.

In 2017, total billings were $12,838,702 of which $12,595,716 was recognized as revenue with the remainder of $242,986 deferred over the remaining contract period in accordance with ASC 605-25. In addition, $951,791 was released from the balance sheet line item Net billings in excess of revenues to revenue Total revenue for 2017 was therefore $13,547,507.

Cost of Revenues

Cost of revenues includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services, and the cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including share-based compensation and the cost of subcontractors. Cost of revenues excludes depreciation and amortization.

Cost of revenues for the twelve-month period ended December 31, 2017 was $3,683,609, an increase of $24,942 or 1%, compared to $3,658,667 for the twelve-month period ended December 31, 2016. The cost of revenues remained relatively consistent year over year. The primary reason for the change was increased costs related to implementation and software development for customers.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the twelve-month period ended December 31, 2017 and 2016, the Company capitalized $696,401 and $990,076, respectively.

Product development expenses for the twelve months ended December 31, 2017 and 2016 were $1,479,587 and $3,543,590, a decrease of $2,064,003 or 58%, because of restructuring costs and closing down outsourced Asian product development. This was driven by a reduction in headcount.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and Marketing expenses for the twelve months ended December 31, 2017 and 2016 were $1,575,069 and $1,340,959, respectively, an increase of $234,110 or 17%. The increase is due to additions to the sales force.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and Administrative expenses for the twelve months ended December 31, 2017 and 2016 were $10,097,027 and $11,708,151, respectively, a decrease of $1,611,124 or 14%.

General and administrative expenses decreased by $1,611,125 primarily due to staff related payroll decreasing from $7,210,569 in 2016 to $5,494,499 in 2017, which is a decrease of $1,716,070 or 24%.

Restructuring charges

Restructuring charges for the twelve months ended December 31, 2017 and 2016 were $966,292 and $1,638,049, a decrease of $671,757 or 41%. The Plan which commenced in the fourth quarter of 2015 was designed to align actual expenses and investments with current revenues.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 and 2017 Plan to staff and management;
•	the expensing of the shares issued under the 2008 and 2017 Plans to the directors and executive officers in lieu of cash compensation;
•	the expensing of (restricted) shares issued for consultancy services; and
•	the expensing of share awards granted under the 2017 Plan to management.

For the years ended December 31, 2017 and 2016, we recognized share-based compensation expense of $4,289,033 and $3,897,437, respectively, an increase of $391,597 or 10%.

In the following table we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	2017	2016
Cost of service	$70,025	$76,113
Product Development	74,148	183,072
Sales and Marketing	207,735	157,428
General and Administrative	3,937,125	3,480,824
Total	$4,289,033	$3,897,437

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2017 was $4,533,109, an increase of $286,322 or 7%, compared to $4,246,787 for the same period in 2016. The increase is due to a full year of depreciation on the assets capitalized in 2016 and incremental depreciation on capitalized assets for 2017.

Impairment for assets held and used

During the year ending December 31, 2017, there was no impairment for held or used assets.

In the Company’s review of the carrying amounts of its assets during the year ended December 31, 2016, it determined that the impact of restructuring on the project list resulted in $367,268 of certain assets classified under Construction in Progress and Intangible assets needed to be impaired. As the result of the termination of a contract with Verizon Wireless the Telnicity LLC (“Telnicity”) intangible assets that were acquired in January 2013 were also impaired for a total amount of $139,069. Additionally, in September 2016 we ceased our Bandung, Indonesia operations. The closing of the local entity resulted in an impairment loss of $344,648. The total impairment charge, recorded in 2016, was $850,985.

Impairment of goodwill

During the year ending December 31, 2017, there was no impairment for goodwill.

In the year ended December 31, 2016, the impairment is the result of the divesture of the ValidSoft investment along with the impairment of the goodwill related to the Morodo Group Ltd. (“Morodo”) and Telnicity. Total impact of the impairment of goodwill was $3,228,930.

Loss on sale of assets

During the year ending December 31, 2017, there were no assets sold at a loss.

In the year ended December 31, 2016, the Company sold ValidSoft for the price of $3,000,000. The Company received $2,000,000 in cash and a $1,000,000 promissory note. The divestment of ValidSoft resulted in a net loss of $1,542,374.

Interest Income and Expense

Interest income for the twelve-month periods ended December 31, 2017 and 2016 was $172,253 and $112,169, respectively, an increase of $60,084 or 54%. Interest income consists of interest received on bank balances and interest charged to customers for extended payment terms.

Interest expense for the twelve-month periods ended December 31, 2017 and 2016, was $1,654,418 and $1,228,201, respectively, an increase of $426,217 or 35%, as a result of higher loan average principal balance for the full year in 2017 as compared to 2016.

Interest Expense Related to Debt Discount and Conversion Feature

For the twelve-month periods ended December 31, 2017 and 2016, interest expenses related to debt discount and conversion feature were $3,408,735 and $6,041,607, respectively, a decrease of $2,632,872 or 44%.

The decrease in the twelve-month periods ended December 31, 2017 compared to 2016 was mainly due to the stabilization and the absence of major amendments of the outstanding debts, however $1,475,398 was caused by the accelerated amortization as a result of the repayment of the senior secured debt on December 18, 2017.

Changes in Fair Value of Derivative liabilities

Change in Fair Value of Conversion Feature

On December 18, 2015, the Company consummated a closing and on March 14, 2016, the Company consummated the last of twelve closings of its private placement offering of units (“Units”) to “accredited investors” (defined in Rule 501(a) of the Securities Act) as part of a “best efforts” private placement offering of up to $4,200,000 consisting of up to 140 Units, each Unit consisting of: (i) one 9% unsecured subordinated convertible promissory note in the principal amount of $30,000 (each a “Note” and collectively the “Notes”), which is convertible into shares (the “Note Shares”) of common stock of the Company at the option of the holder at a conversion price of $7.50 per share, subject to certain exceptions; and (ii) a five-year warrant (each a “Warrant” and collectively, the “Warrants”). The Notes contains elements which require liability accounting for the conversion feature. During the second quarter of 2017, the Company negotiated with the Note holders to eliminate any condition responsible for the need of derivative accounting. This resulted in the calculation of the fair value as per the agreement date of the elimination of such feature and the subsequent accounting for the allocation of the remaining liability value towards extinguishment of debt and change in fair value of the conversion feature. Such renegotiations did not include the “Saffelberg Note.”

We have calculated the fair market value for the conversion feature for this particular note at issuance and performed a mark to market at each quarter-end which resulted in a cumulative change in fair value during the twelve month period of 2017, the variance of which amounted to a loss of $988,455, compared to the loss in 2016 of $1,485,359. Historically, the Company accounted changes in fair values for the outstanding conversion feature through the profit and loss account during the respective years.

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

The warrants issued as part of the offering of the 9% Unsecured Convertible Note resulting in a gain of $13,452 compared to a loss of $776,771 in 2016.

Warrants issued to the lender of the Amended and Restated Credit Agreement by and between the Company and Atalaya Administrative LLC, as the administrative agent and collateral agent (“Atalaya”), and the lenders party thereto (as amended, the “Amended and Restated Credit Agreement”) resulting in a gain of $1,752,224 compared to a loss of $2,702,178 in 2016.

Warrants issued in relation to the “Saffelberg Note” for investing in a 9% Unsecured Convertible Notes resulting in a gain of $17,470 compared to a loss of $8,687 in 2016.

The value of the more complex warrants was determined by a third-party valuation expert using a Monte-Carlo Simulation model.

Amortization of debt discount and deferred finance costs

For the twelve-month period ended December 31, 2017, the amortization of debt discount and deferred finance costs was a positive $163,835 compared to a negative $541,899 for period ended December 31, 2016, an improvement of $705,734. The positive $163,835 in 2017 was the result of the voluntary conversion of 9% Unsecured Convertible notes.

Other Income and (Expense)

Other income & (expense) for the twelve-month period ended December 31, 2017 was a gain of $705,140 compared to a loss of $220,927 for the twelve-month period ended December 31, 2016. As to 2016, the majority is caused by the unrealized exchange rate losses related to the exchange rate variances caused by the Amended and Credit Restated Agreement which is accounted for in the primary functional currency (EURO) of the Company.

Amortization of Deferred Financing Costs

Amortization of debt issuance costs were $341,354 for the twelve-month period ended December 31, 2017, a decrease of $925,719 or 73%, compared to $1,267,073 for the twelve-month period ended December 31, 2016. As a result of the full repayment of the Senior Secured Debt on December 18, 2017, the accelerated amortization of deferred financing costs was $70,567.

Provision Income taxes

Income tax provision for the twelve-month periods ended December 31, 2017 was $107,205, compared to $38,286 for the same period in 2016.

Net Loss

Net loss for the twelve months’ period ended December 31, 2017, was $12,462,979, a decrease in loss of $18,981,725 or 60%, compared to the loss of $31,444,704 for the same period in 2016 was mainly due to restructuring efforts and the sale of Validsoft in the third quarter of 2016.

Other Comprehensive (Loss) Income

We record foreign currency translation gains and losses as part of other comprehensive (loss) income, which amounted to a loss as of December 31, 2017 of $1,219,782, compared to a gain of $703,073 for the year ended December 31, 2016, a decrease of $1,922,855 or 273%. This change is primarily attributable to the translation effect resulting from the substantial fluctuations in the USD/Euro exchange rates in the reporting period, since our balance sheets position are largely denominated in Euro and are valued on balance sheet date.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net losses of $12,462,979 and $31,444,704 for the years ended 2017 and 2016, respectively, and had an accumulated deficit of $299,543,213 as of December 31, 2017 and $287,080,234 as of December 31, 2016.

The cash balance including restricted cash and cash equivalents of the Company at December 31, 2017 was $13,737,675. The incremental equity raised during the fourth quarter provided vital liquidity in the short term.

Operating activities

The net cash used in operating activities of $2,616,160 for the year ended December 31, 2017 compared to net cash used in operating activities of $3,657,831 in 2016 decreased by $1,041,670. Operating activities decreased primarily as a result of an increase in the add back of several items such as the amortization of deferred financing costs, conversion features.

	2017	2016

Net loss	$(12,462,979)	$(31,444,704)
Adjustments to reconcile net loss to net cash used in operating activities:	12,564,439	25,065,690
	101,460	(6,379,014)

Changes in operating assets and liabilities:	(2,717,620)	2,721,183
Net cash (used in) operating activities	$(2,616,160)	$(3,657,831)

Investing activities

Net cash used in investing activities for year ended December 31, 2017 was $721,823 a decrease of $1,758,663 or 170%, compared to $1,036,840 net cash provided in investing activities in 2016. This decrease is a result of $2,000,000 cash received from ValidSoft last year.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $15,859,090, compared to net cash provided by financing activities of $3,162,370 for the year ended December 31, 2016. Financing activities increased as a result of paying off all senior secured debt and equity raises in 2017.

As a result of the above activities, we had a cash, cash equivalents and restricted cash of $13,737,675 as of December 31, 2017 compared to $1,495,207 as of December 31, 2016, a net increase in cash, cash equivalents and restricted cash of $12,242,468.

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

In the paragraphs below, we explain the revenue recognition policy for each element.

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

For both the long-term contractors and advisory board members, we recognize the guidance for share-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Under ASC 505-50, we determine the fair value of the options or share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Share-based compensation (cash and non-cash) related to equity plans for employees and non-employee directors are included within our cost of revenues and operating expenses.

Business Combinations

We generally recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquirer at their fair values as of the date of acquisition, under the purchase method of accounting. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2017. The Company has evaluated the impact of ASU 2016-09 on its consolidated financial statements and has determined that the impact of adopting of ASU 2016-09 did not have a material effect on its consolidated financial statements, financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal periods beginning after December 15, 2017 (which is January 1, 2018 for us), including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have the option of using either a full retrospective or a modified approach to adopting the guidance. We will apply the modified retrospective approach method when adopting this guidance. This update requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We continue to evaluate the effect of adopting this update and expect to complete our assessment within 45 days.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies’ fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. The Company has determined that there is no material effect as a result of the adoption of ASU 2016-01 on our consolidated financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public companies’ fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company elected for early adoption in their Form 10-K for the year ended December 31, 2015.

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. The adoption of ASU 2015-01 has not had a material effect on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under the retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this standard and is including restricted cash and cash equivalents with cash and cash equivalents on the statement of the cash flows.

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

Pareteum Corporation

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pareteum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pareteum Corporation and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner, LLP

We have served as the Company’s auditor since 2014.

Los Angeles, California

March 30, 2018

Pareteum Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$13,537,899	$931,189
Restricted cash	199,776	564,018
Accounts receivable, net of an allowance for doubtful accounts of $90,173 at December 31, 2017 and $88,528 at December 31, 2016	2,058,284	614,670
Prepaid expenses and other current assets	900,369	1,084,994
Total current assets	16,696,328	3,194,871

NON-CURRENT ASSETS

OTHER ASSETS	91,267	129,037

NOTE RECEIVABLE	594,520	1,012,603

PROPERTY AND EQUIPMENT, NET	4,713,710	8,708,778

LONG TERM INVESTMENTS	3,230,208	-

TOTAL ASSETS	$25,326,033	$13,045,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and customer deposits	$1,978,726	$2,316,768
Obligations under capital leases (current portion)	-	10,813
Net billings in excess of revenues	242,986	951,791
Accrued expenses and other payables	5,250,130	6,013,620
9%Unsecured Subordinate Convertible Promissory Note (current portion net of Debt Discount and Debt Issuance)	66,000	-
Senior Secured Loan - Short Term (Principal repayments coming 12 months)	-	4,000,000
Total current liabilities	7,537,842	13,292,992

LONG TERM LIABILITIES
Derivative liabilities	1,597,647	4,265,829
Other long term liabilities	151,163	192,980
Unsecured Convertible Promissory Note (net of Debt Discount and Debt Issuance)	617,848	821,048
Senior Secured Loan - Long Term (net of Debt Discount, Debt Issuance and Principal repayments coming 12 months)	-	3,715,662
Non-current portion of net billings in excess of revenues	-	121,309
Total long term liabilities	2,366,658	9,116,828

Total liabilities	9,904,500	22,409,820

Commitments and Contingencies (See Notes)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding as of December 31, 2017 and 249 issued and outstanding as of December 31, 2016	-	2,143,196
Common Stock $0.00001 par value, 500,000,000 shares authorized, 46,617,093 issued and outstanding as of December 31, 2017 and 8,376,267 shares issued and outstanding as of December 31, 2016	321,271,437	280,653,362
Accumulated other comprehensive loss	(6,306,691)	(5,086,902)
Accumulated deficit	(299,543,213)	(287,080,234)
Pareteum Corporation stockholders’ equity (deficit)	15,421,533	(9,370,578)

NON-CONTROLLING INTEREST	-	6,047
Total stockholders’ equity (deficit)	15,421,533	(9,364,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,326,033	$13,045,289

The accompanying notes are an integral part of these consolidated financial statements

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
REVENUES	$13,547,507	$12,855,811

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	3,683,609	3,658,667
Product development	1,479,587	3,543,590
Sales and marketing	1,575,069	1,340,959
General and administrative	10,097,027	11,708,151
Restructuring charges	966,292	1,638,049
Depreciation and amortization of intangibles assets	4,533,109	4,246,787
Impairment for assets held and used	-	850,985
Impairment of goodwill	-	3,228,930
Loss on sale of assets	-	1,542,374
Total cost and operating expenses	22,334,693	31,758,492

LOSS FROM OPERATIONS	(8,787,186)	(18,902,681)

OTHER INCOME (EXPENSE)
Interest income	172,253	112,169
Interest expense	(1,654,418)	(1,228,201)
Interest expense related to debt discount and conversion feature	(3,408,735)	(6,041,607)
Changes in derivative liabilities	794,691	(3,316,199)
Amortization of debt discount and deferred finance cost	163,835	(541,899)
Other income and (expense), net	705,140	(220,927)
Amortization of deferred financing costs	(341,354)	(1,267,073)
Total other (expense)	(3,568,588)	(12,503,737)

LOSS BEFORE PROVISION FOR INCOME TAXES	(12,355,774)	(31,406,418)
Provision for income taxes	107,205	38,286
NET LOSS	(12,462,979)	(31,444,704)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(1,219,782)	703,073
COMPREHENSIVE LOSS	$(13,682,761)	$(30,741,631)

Net loss per common share and equivalents – basic	$(.84)	$(4.56)

Net loss per common share and equivalents – diluted	$(.84)	$(4.56)

Weighted average shares outstanding during the period – basic	16,338,156	6,738,971

Weighted average shares outstanding during the period – diluted	16,338,156	6,738,971

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Other comprehensive	Accumulated	Total stock- holders Equity
Description	Shares	Amount	Shares	Amount	loss	Deficit	(Deficit)
Balance - December 31, 2015	-	$-	$6,455,055	$269,470,165	$(5,789,975)	$(255,635,530)	$8,044,660

Preferred Stock	249	2,490,000	-	-	-	-	2,490,000
Shares issued for warrant exercises	-	-	120,000	397,200	-	-	397,200
Shares issued for board and management compensation	-	-	104,671	668,642	-	-	668,642
Shares issued for Settlement of Expenses	-	-	408,257	1,418,505	-	-	1,418,505
Shares issued for Conversion of Notes	-	-	1,009,373	5,238,329	-	-	5,238,329
Shares issued for Loan Amendments	-	-	46,315	153,305	-	-	153,305
Stock awards issued to Management	-	-	160,000	711,900	-	-	711,900
Stock awards issued to Staff	-	-	39,166	106,232	-	-	106,232
Shares issued to consultants	-	-	33,427	77,105	-	-	77,105
Shares to be issued to officers and employees	-	-	-	669,908	-	-	669,908
Amortization of Stock Options expense	-	-	-	1,674,247	-	-	1,674,247
Expenses attributable to share issuances	-	(346,804)	-	(21,252)	-	-	(368,056)
Repricing of warrants issued classified as Debt Discount	-	-	-	89,076	-	-	89,076
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	-	-	703,073	-	703,073
Net Loss	-	-	-	-	-	(31,444,704)	(31,444,704)
Reverse Stock Split Rounding	-	-	3	-	-	-	-
Balance - December 31, 2016	249	2,143,196	8,376,267	280,653,362	(5,086,902)	(287,080,234)	(9,370,578)

Preferred Stock (Issuance)	4,034	3,691,110	-	-	-	-	3,691,110
Preferred Stock (Conversions)	(4,283)	(6,181,110)	5,836,020	6,181,110	-	-	-
Shares issued for warrant exercises	-	-	4,865,743	5,049,905	-	-	5,049,905
Shares issued for Equity Fundraises	-	-	21,420,379	21,202,239	-	-	21,202,239
Shares issued/exchanges for Strategic Partnership	-	-	3,200,332	3,230,208	-	-	3,230,208
Shares issued for board and management compensation	-	-	17,631	49,146	-	-	49,146
Shares issued for Expenses	-	-	804,193	784,054	-	-	784,054
Shares issued for Conversion of Notes	-	-	243,564	630,366	-	-	630,366
Warrants issued attributable to loan amendments	-	-	-	2,530,605	-	-	2,530,605
Stock awards issued to Management	-	-	1,527,880	1,470,540	-	-	1,470,540
Stock awards issued to Staff	-	-	68,393	102,134	-	-	102,134
Shares issued to consultants	-	-	248,396	299,501	-	-	299,501
Shares to be issued to officers and employees	-	-	-	463,716	-	-	463,716
Amortization of Stock Options expense	-	-	-	1,318,020	-	-	1,318,020
Expenses attributable to share issuances (fundraise and warrant exercises and note conversions and preferred share conversions)	-	346,804	-	(3,267,682)	-	-	(2,920,878)
Warrants issued attributable to share issuances	-	-		162,689	-	-	162,689
Warrants issued for management services	-	-	-	462,320	-	-	462,320
Other	-	-		(50,796)	-	-	(50,796)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	-	-	(1,219,782)	-	(1,219,782)
Net Loss	-	-	-	-	-	(12,462,979)	(12,462,979)
Net reverse stock split rounding and share cancellations	-	-	8,295	-	(7)		(7)
Balance - December 31, 2017	-	$-	46,617,093	$321,271,437	$(6,306,691)	$(299,543,213)	$15,421,533

Pareteum Corporation and Subsidiaries Draft

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,462,979)	$(31,444,704)
Adjustments to reconcile net loss to net cash (used in) by operating activities:
Depreciation and amortization	4,533,109	4,246,787
Provision for doubtful accounts	2,845	(88,528)
Stock based compensation	4,289,033	3,897,437
Change in fair value of warrant liability	(794,691)	3,316,199
Amortization of deferred financing costs	341,354	1,267,073
Interest expense relating to debt discount and conversion feature	3,408,735	6,041,607
Expense settled by issuance of shares	784,054	-
Other (income) and expense, net	-	220,927
Amortization of debt discount and deferred financing costs	-	541,899
Impairment for assets held and used	-	850,985
Impairment of goodwill	-	3,228,930
Loss on sale of assets	-	1,542,374
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,446,459)	621,532
Decrease in prepaid expenses, deposits and other assets	640,478	1,637,006
Decrease (increase) in accounts payable and customer deposits	(349,039)	80,520
Decrease in net billings in excess of revenues	(830,114)	(1,169,136)
Decrease (increase) in accrued expenses and other payables	(732,486)	1,551,261
Net cash (used in) by operating activities	(2,616,160)	(3,657,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software development	(721,823)	(1,413,160)
Advance Purchase Payment on “Assets held for Sale”	-	450,000
Proceeds from sale of assets	-	2,000,000
Net cash (used in) provided by investing activities	(721,823)	1,036,840

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing receivable	-	355,000
Exercise of warrants & options	5,049,905	-
Equity and Debt issuance costs paid	(227,584)	(1,338,821)
Principal payment on 2014 10% + Eurodollar 3rd Party Loan	-	(966,809)
Proceeds from convertible promissory note	-	2,273,000
Conversion preferred A, A1 & B shares issuance	-	-
Unsecured promissory note	-	350,000
Gross proceeds from public offering	21,202,239	-
Reclassify accrued interest to principal (Saffelberg Advance)	(83,634)	-
Principal repayment to senior secured lender	(10,081,836)	-
Gross proceed from Preferred A and A-1 shares issuance	-	2,490,000
Net cash provided by financing activities	15,859,090	3,162,370

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(278,639)	20,560
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,242,468	561,939
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	1,495,207	933,268

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$13,737,675	$1,495,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,365,137	$909,637
Cash paid during the period for income taxes	2,359	15,581
NON-CASH INVESTING ACTIVITIES:
Note receivable from sale of assets	$-	$1,000,000
Long term investments	$3,230,208	$-
NON-CASH FINANCING ACTIVITIES:
Conversion of notes	$630,366	$5,238,329
Shares issued for payables	$-	$700,425
Conversion of preferred shares	$6,181,110	-
Amendments and fair market value adjustments to warrants liabilities and convertible feature liability	$2,668,183	$-

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company reported net loss of $12,462,979 and $31,444,704 for the years ended 2017 and 2016, respectively, and had an accumulated deficit of $299,543,213 as of December 31, 2017. The cash balance including restricted cash of the Company at December 31, 2017 was $13,737,675.

Reverse Stock Split

The Company received a deficiency letter from the Exchange on December 6, 2016, indicating that the Company’s securities had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, our continued listing on the Exchange was predicated on our effecting a reverse split and other requirements or otherwise demonstrating sustained price improvement. This notice was in addition to a prior notice we received from Exchange on May 26, 2016, as previously disclosed on a Current Report on Form 8-K filed on June 2, 2016. The Exchange indicated that we had an additional six months, or until June 6, 2017, to gain compliance with Section 1003(f)(v) of the Company Guide.

On February 27, 2017, the Company completed a 1-for-25 reverse split of our issued and outstanding common stock and regained compliance with Section 1003 (f)(v) of the Company Guide. The financial information has been adjusted for comparability post reverse split.

Saffelberg Unsecured Convertible Promissory Note and Modification of Derivative Securities

In 2015, the Company received funds from Saffelberg Investments NV (“Saffelberg”) for a possible equity fund raise which was expected, but never closed (the “Advance”). On March 30, 2017, the Company entered into an agreement with Saffelberg pursuant to which the Company and Saffelberg amended the terms of, redeemed or effected conversion, as the case may be, of certain convertible promissory notes and warrants previously issued by the Company to Saffelberg. Prior to completion, the March 31, 2017 agreement was replaced in full by an agreement dated September 7, 2017, pursuant to which, the Company and Saffelberg agreed to repay the Advance according to a repayment plan with an initial cash payment $75,000 and monthly cash payments of $20,000 plus interest thereafter, to be paid until paid in full.

As well, pursuant to the September 7, 2017 agreement, the terms of a note issued by the Company dated August 18, 2016, originally to be modified by the March 31, 2017 agreement, were put back in place with $723,900 in principal, with a 9% interest rate, and the Company issued to Saffelberg 96,520 warrants with a variable conversion price based on dilutive common stock equivalents issuances. As a result of the Company’s fund raise activities in the fourth quarter of 2017, the base exercise price for the warrants and the base conversion price for the convertible note have been currently determined at $0.8418, the number of conversion rights has increased to 859,943, the outstanding number of warrant will not be affected. The maturity date of the unsecured convertible note remains August 18, 2019.

Conversion of Preferred Shares

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of preferred stock, $0.00001 par value per share. No shares of preferred stock are issued and outstanding as of December 31, 2017 compared to 249 shares of preferred stock outstanding as of December 31, 2016, a decrease of 249 shares. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the Common Stock, subject to the rules of the Exchange, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the common stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

On March 7, 2017, Pareteum received conversion notices from holders of an aggregate of $1,910,000, or 191 shares, of the Company’s Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (the “Preferred Shares”). The Preferred Shares have been converted into shares of common stock of the Company at $1.305 (a 13% discount to the price offered to the public in the Company’s March 2017 public offering) and became effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. Additionally, holders were granted warrants to purchase 50% additional shares to what they received upon conversion. The exercise price is $1.87.

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

Compliance with the Exchange Listing Requirements

On July 13, 2017, the Company received a notice from the Exchange indicating that the Company is not currently in compliance with the Exchange’s continued listing standards as set forth in Section 1003(a)(i), Section 1003(a)(ii), Section 1003(a)(iii), and Section 1003(a)(iv) of the Company Guide. The Company is now in compliance with Section 1003(f)(v). The Exchange has reviewed the Company’s most recent updates and determined to extend the plan period for the Company to regain compliance with Section 1003(a)(iv) through November 27, 2017. The compliance date for Section 1003(a)(i), Section 1003(a)(ii), and Section 1003(a)(iii) remain November 27, 2017, as was previously stated in the Exchange’s notice dated January 5, 2017 and disclosed on a Current Report on Form 8-K filed by the Company on January 9, 2017.

The Company met the continued listing standards of the Company Guide on November 27, 2017.

Dawson James Securities Inc. – Offerings

On October 10, 2017, Pareteum Corporation closed on a public offering of common stock for gross proceeds of $1,569,750.  The offering was a shelf takedown off of our registration statement on Form S-3 (File No. 333-213575) and was conducted pursuant to a placement agency agreement entered into between us and Dawson James Securities, Inc., the placement agent on a best-efforts basis with respect to the offering (the “Placement Agent”), that was entered into on October 5, 2017. The Company sold 1,495,000 shares of common stock in the offering at a purchase price of $1.05 per share.

On November 9, 2017, the Company announced the closing of a firm commitment underwritten public offering of its securities pursuant to which it issued an aggregate of 9,009,478 shares of the Company’s common stock , an aggregate of 4,034 shares of Series B Convertible Preferred Stock (each of which shares is an equivalent of 1,000 shares of common stock)(the “Series B Preferred Stock”), and warrants to purchase an aggregate of 7,478,228 shares of common stock (which includes warrants to purchase 956,489 shares of common stock pursuant to the over-allotment option granted to the underwriter in the underwriting agreement) at a public offering price of $0.92 per share of common stock (or Series B Preferred Stock) and warrant. The Company received gross proceeds of approximately $12 million from the offering, before deducting placement agent fees and estimated offering expenses for net proceeds of $10,723,899. Dawson James Securities, Inc. acted as underwriter.

On December 5, 2017, the Company closed on a concurrent public offering of common stock and private offering of warrants for gross proceeds of $6,579,054. The public offering was a shelf takedown off of our registration statement on Form S-3 (File No. 333-213575). Both offerings were conducted pursuant to a securities purchase agreement (the “Purchase Agreement”), with select accredited investors, and a placement agency, between the Company and Dawson James Securities, Inc., the placement agent on a best-efforts basis with respect to the offerings, that were entered into on December 1, 2017. The Company sold 7,151,146 shares of common stock at a purchase price of $0.92 per share, as well as five-year warrants to purchase an aggregate of 7,151,146 shares of common stock, first exercisable six months from the date of issuance at an exercise price of $1.09 per share.

Equity or Debt Financing

On December 31, 2017, we had $13,737,675 in cash, cash equivalents and restricted cash. Based on our current expectations with respect to our revenue and expenses, we expect that our current level of cash and cash equivalents should be sufficient to meet our liquidity needs for the next twelve months. If our revenues do not grow as expected and if we are not able to manage expenses sufficiently, we may be required to obtain additional equity or debt financing. Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders. If we are unable to secure additional financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change or significantly reduce our operations or ultimately may not be able to continue our operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pareteum and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). All intercompany transactions and account balances have been eliminated in consolidation. The Company’s subsidiaries are:

• its wholly-owned subsidiary Elephant Talk Europe Holding B.V. and its wholly owned subsidiaries, Elephant Talk Communications Italy S.R.L., Elephant Talk Business Services W.L.L., Guangzhou Elephant Talk Information Technology Limited, Elephant Talk Deutschland GmbH, and the majority owned (51%) subsidiary ET-UTS NV;

• Elephant Talk Europe Holding B.V.’s wholly-owned subsidiary Elephant Talk Communication Holding AG and its wholly-owned subsidiaries Elephant Talk Communications S.L.U., Elephant Talk Mobile Services B.V., Elephant Talk Telekom GmbH, Elephant Talk Communication Carrier Services GmbH, Elephant Talk Communication Schweiz GmbH (dissolved September 25, 2017) and the subsidiary Elephant Talk Communications Premium Rate Services Netherlands B.V.;

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

• its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.;

• its wholly-owned subsidiary Pareteum North America, Corp;

• Elephant Talk Europe Holding B.V.’s majority owned subsidiary (99,998%) ET de Mexico S.A.P.I. de C.V. and its majority owned subsidiary (99%) Asesores Profesionales ETAK S. de RL. de C.V.; and

• PT Elephant Talk Indonesia is owned by Elephant Talk Europe Holding B.V.

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

Restricted Cash

Restricted cash as of December 31, 2017 and 2016 was $199,776 and $564,018 respectively and consists of cash deposited in blocked accounts as bank guarantees for corporate credit cards, In the August 15, 2016 second amendment of the 10% +Eurodollar 3rd Party Loan it was agreed that $500,000 was deposited into an escrow account under the sole dominion and control of the Chief Restructuring Officer. Those funds became unrestricted upon settlement of the outstanding Atalaya debt.

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

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of revenues includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services, and the cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including share-based expenses and the cost of subcontractors. Cost of revenues excludes depreciation and amortization.

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

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but are traded less frequently, derivative instruments whose fair values have been derived using a model where inputs to the model are directly observable in the market and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

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

Recurring Measurement - Warrant Derivative Liabilities and Conversion Feature Derivative (see also Note 14 and 15)

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

Liquidity Event

We estimate the expected liquidity event considering the average expectation of the timing of fundraises and the need for those funds offset against scheduled repayment dates and the costs and/or savings of the future steps in re-modelling the organization.

Risk-Free Interest Rate

Management estimates the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the US Treasury Department with a term equal to the reported rate or derived by using both spread in intermediate term and rates, up to the expected maturity date of the derivative involved.

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

To determine the value of our stock options at grant date under our employee stock option plan, the Company uses the Black-Scholes option-pricing model. The use of this model requires the Company to make many subjective assumptions. The following addresses each of these assumptions and describes our methodology for determining each assumption:

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

Forfeiture rate

The Company is using the aggregate forfeiture rate. The aggregate forfeiture rate is the ratio of pre-vesting forfeitures over the awards granted (pre-vesting forfeitures/grants). The forfeiture discount (additional loss) is released into the profit and loss in the same period as the option vesting-date. The forfeiture rate is actualized every reporting period and due to the firm reorganization, the forfeiture rate has been set to zero to reflect the current expectation of the number of leavers.

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

The Company files federal income tax returns in the U.S., various U.S. state jurisdictions and various foreign jurisdictions. The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for 3 years but can be extended to 6 years under certain circumstances. In other jurisdictions the period for examinations depend on local legislation. The Company’s policy is to record estimated interest and penalties on unrecognized tax benefits as part of its income tax provision.

Comprehensive Income (Loss)

Comprehensive income (loss) include all changes in equity during a period from non-owner sources. For the years ended December 31, 2017 and 2016, the Company’s comprehensive loss consisted of net losses and foreign currency translation adjustments.

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

The Company has adopted the provisions of ASC 350-40, Accounting for the Costs of Computer Software developed or obtained for internal use, and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project; the preliminary project stage is completed and when technological feasibility is established. Software developed for internal use has generally been used to deliver hosted services to the Company’s customers. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “construction in progress” (“CIP”) to a property and equipment asset subject to depreciation in accordance with the principle described in the previous sentence. In addition, account management also records equipment acquired from third parties, until it is ready for use. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. In 2017, the Company impaired $-0- for assets held and used versus $850,985 impaired in 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company has adopted ASU 2016-09 and determined that the impact did not have a material effect on its consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This update provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting (“EITF”),” which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB also issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. The Company will continue to evaluate the effect of adopting this update and expect to complete our assessment within 45 days.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies’ fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. The Company has determined that there is no material effect as a result of the adoption of ASU 2016-01 on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal periods beginning after December 15, 2017 (which is January 1, 2018 for us), including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have the option of using either a full retrospective or a modified approach to adopting the guidance. We will apply the modified retrospective approach method when adopting this guidance. This update requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We continue to evaluate the effect of adopting this update and expect to complete our assessment within 45 days.

We have completed our assessment of the impact under the new revenue standard on our consolidated financial statements. Based on our assessment, we have concluded that our financial statements will not be materially impacted upon adoption.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under the retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted and the Company has adopted ASU 2016-18.

Note 2. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $90,173 and $88,528 as of December 31, 2017 and 2016, respectively.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were recorded at $900,369 as of December 31, 2017, compared with $1,084,994 as of December 31, 2016. Prepaid expenses and other current assets consisted primarily of prepaid insurance, other prepaid operating expenses, prepaid taxes and prepaid Value Added Tax (“VAT”).  As of December 31, 2017, $324,092 of the prepaid expenses was related to VAT. On December 31, 2016, prepaid VAT represented $592,445.

Note 4. Other Assets

Other assets at December 31, 2017 and December 31, 2016 are long-term in nature, and consist of long-term deposits to various telecom carriers and loans amounting to $91,267 and $129,037, respectively. The deposits are refundable at the termination of the business relationship with the carriers. The primary decrease in other assets was related to the closing of certain entities that were dissolved or are in the process of being dissolved.

Note 5. Note Receivable

The third quarter 2016 sale of ValidSoft for the price of $3,000,000 was completed and the Company received $2,000,000 in cash and a $1,000,000 promissory note. The Principal amount of $1,000,000 together with all interest must be paid by on or before September 30, 2018 bearing interest of 5% per annum. During 2017 we accrued $21,639 for interest, credited $375,594 for Company liabilities assumed by ValidSoft and credited $51,525 as a partial repayment on the principal which results in a remaining outstanding principal amount of $594,520.

Note 6.  Property and Equipment

Property and equipment at December 31, 2017 and December 31, 2016 consisted of:

	Average
	Estimated
	Useful	December	December
	Lives	31, 2017	31, 2016
Furniture and fixtures	5	$139,857	$155,197
Computer, communication and network equipment	3 - 10	17,020,421	19,079,117
Software	5	2,899,794	3,209,318
Automobiles	5	10,744	11,897
Software development	1	398,654	786,897
Total property and equipment		20,469,470	23,242,426

Less: accumulated depreciation and amortization		(15,755,760)	(14,533,648)
Total property and equipment, net		$4,713,710	$8,708,778

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

The total amount of product development costs (internal use software costs) that are capitalized in Property and Equipment during the years ended December 31, 2017 and 2016 was $696,401 and $990,076, respectively.

Upon completion of development, the assets are reclassified from Construction in Progress to the appropriate Property and Equipment category, at which point the assets begin to depreciate or amortize. During the year ended December 31, 2017, the Company amortized $896,039 of Software Development. In 2016, we transferred $214,770 from Software Development into Property and Equipment. Following the restructuring and rationalization that commenced in the fourth quarter of 2015 and continued during 2016 the Company cancelled projects and impaired for an amount of $850,985 in 2016.

Note 7. Long Term Investments

On October 16, 2017, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Artilium, PLC, a public limited company incorporated under the laws of England and Wales (“ARTA”). Pursuant to the Exchange Agreement, ARTA agreed to issue and deliver to the Company an aggregate of 27,695,177 of its newly issued ordinary shares in exchange for 3,200,332 restricted shares of the Company’s common stock.

The Company accounted for the exchange agreement as an investment using the cost method to value the investment. As of December 31, 2017, the stock prices for the Company and ARTA were $2.07 and £0.12, respectively. The investment at cost totals $3,230,208 as of December 31, 2017. As of December 31, 2017, the Company owns 7% of ARTA and ARTA owns approximately 8% the Company.

Note 8. Accounts payable and Customer Deposits

As of December 31, 2017 and December 31, 2016, the accounts payable and customer deposits were comprised solely of trade accounts payables.

Note 9. Net Billings in Excess of Revenues

Because the Company recognizes revenue upon performance of services, net billings in excess of revenues represents amounts received from the customers for which either delivery has not occurred or against future sales of services. As of December 31, 2017, the balance of short term net billings in excess of revenues was $242,986 and long-term portion was $0, totaling $242,986. For the corresponding period in 2016, the short-term net billings in excess of revenues balance was $951,791 and the long term portion was $121,309, totaling $1,073,100.

Note 10. Accrued Expenses

As of December 31, 2017 and December 31, 2016, the accrued expenses were comprised of the following:

	December 31, 2017	December 31, 2016
Accrued selling, general and administrative expenses	$3,463,800	$4,955,959
Accrued cost of service	413,942	394,496
Accrued taxes (including VAT)	877,366	127,434
Accrued interest payable	96,801	132,632
Other accrued expenses	398,221	403,099
Total accrued expenses	$5,250,130	$6,013,620

Accrued taxes include income taxes payable as of December 31, 2017 amounting to $877,366. See Note 21 of the Financial Statements for more information.

Accrued Selling, General and Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing and sales expenses, and office related expenses.

Note 11. Unsecured Convertible Promissory Notes

The Unsecured Convertible Promissory Notes can be split into two groups, the breakdown is as follows and we recognized the following events during the year.

Breakdown of the Unsecured Convertible Promissory Notes (net of debt discounts)	Outstanding December 31, 2017	Long Term to Short Term re- allocation	Regular Amortizations (during 2017)	Conversions (during 2017) including accelerated amortization	Outstanding December 31, 2016
9% Unsecured Convertible Note (Private Offering Q4-2015 – Q1-2016)	$(37,976)	$66,000	$(65,161)	$281,914	$(320,729)
9% Unsecured Convertible Note (Saffelberg)	(579,872)	-	(79,553)	-	(500,319)
Total Long Term	(617,848)	66,000	(144,714)	281,914	(821,048)

9% Unsecured Convertible Note (Private Offering Q4-2015 – Q1-2016)	(66,000)	(66,000)
Total Short Term	(66,000)	(66,000)	-	-	-

Total Unsecured Convertible Promissory Notes	$(683,848)	$-	$(144,714)	$281,914	$(821,048)

On December 18, 2015, the Company consummated a closing and on March 14, 2016, the Company consummated the last of twelve closings of its private placement offering of units (“Units”) to “accredited investors” (as defined in Rule 501(a) of the Securities Act as part of a “best efforts” private placement offering of up to $4,200,000 consisting of up to 140 Units, each Unit consisting of: (i) one 9% unsecured subordinated Note in the principal amount of $30,000, which is convertible into the Note Shares of common stock of the Company at the option of the holder at a conversion price of $7.50 per share, subject to certain exceptions; and (ii) a five-year Warrant to purchase one hundred thousand (4,000) shares of common stock (the “Warrant Shares”) at an exercise price of $11.25 per share, subject to certain exceptions.

The Units were offered and sold pursuant to an exemption from registration under Section 4(2) and Regulation D of the Securities Act. During 2016 and 2015, the Company sold an aggregate of $3,548,000 principal amount of Notes and delivered Warrants to purchase an aggregate of 473,067 shares of common stock.

The Warrants entitle the holders to purchase shares of common stock reserved for issuance thereunder for a period of five years from the date of issuance and contain certain anti-dilution rights on terms specified in the Warrants. The Note Shares and Warrant Shares will be subject to full ratchet anti-dilution protection for the first 24 months following the issuance date and weighted average anti-dilution protection for the 12 months period after the first 24 months following the issuance date. In December 2016, the Company and the holders agreed upon modification of the Warrants to redeem the above anti-dilution protection and offered an exercise price adjustment to $3.75 and 10% bonus warrants in return.

The Company filed a Registration Statement on Form S-3 registering the Note Shares and Warrant Shares which became effective November 14, 2016.

In connection with the offering, the Company retained a registered FINRA broker dealer (the “Placement Agent”) to act as the placement agent. For acting as the placement agent, we agreed to pay the Placement Agent, subject to certain exceptions: (i) a cash fee equal to seven percent (7%) of the aggregate gross proceeds raised by the Placement Agent in the offering, (ii) a non-accountable expense allowance of up to one percent (1%) of the aggregate gross proceeds raised by the Placement Agent in the offering, and (iii) at the final closing one five-year warrant to purchase such number of shares equal to 7% of the shares underlying the Notes sold in this offering at an exercise price of $7.50 and one five-year warrant to purchase such number of shares equal to 7% of the shares underlying the Warrants sold in this offering at an exercise price of $11.25. The total number of warrants earned by the Placement Agent were 33,115 warrants with an exercise price of $11.25 and 33,115 warrants with an exercise price of $7.50.

The aggregate number of Units sold during the offering period in 2016 resulted in gross proceeds of $3,458,000 and a net proceed of $3,039,932. The Company used the net proceeds from the offering primarily for working capital.

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

Breakdown of the 9% Unsecured Subordinated Convertible Promissory Note

(Maturing December 2018 through March 21, 2019)

	December 31, 2017	Regular Amortizations (during 2017)	Conversions (during 2017) including accelerated amortization	Outstanding December 31, 2016
Convertible Note Principal Amount
Principal Amount (Long Term)	$(165,000)	$-	$560,000	$(725,000)
10% Early Repayment (Short Term)	(16,500)	-	83,000	(99,500)

Debt Discounts & Financing Costs
Investor Warrants	32,972	(25,720)	(180,618)	239,310
Conversion Feature value	9,561	(8,771)	(55,584)	73,916
7% Agent Warrants	4,169	(3,995)	(24,646)	32,810
Financing Costs	30,822	(26,675)	(100,238)	157,735
	$(103,976)	$(65,161)	$281,914	$(320,729)

Breakdown of the 9% Saffelberg Note (Unsecured Convertible)

(Maturing August 18, 2019)

	December 31, 2017	Regular Amortizations (during 2017)	Conversions (during 2016) including accelerated amortization	Outstanding December 31, 2016
Convertible Note Principal Amount
Principal Amount (Long Term)	$(723,900)	$-	$-	$(723,900)
Debt Discounts & Financing Costs
Investor Warrants	104,055	(56,178)	-	160,233
Conversion Feature value	39,973	(23,375)	-	63,348
	$(579,872)	$(79,553)	$-	$(500,319)

Note 12. Warrant and Conversion Feature Liabilities

The issuance of the Notes (Investors), the Saffelberg Note (Other Investor), the 13%+Eurodollar Senior Secured Credit Agreement (Lender) and Placement Agent Fees (Agent) all resulted in rights to convert outstanding debt or exercise rights to buy common shares of the Company. Those rights, if applicable, are being accounted for as derivative liabilities. During the second quarter of 2017, the Company negotiated with various of the outstanding parties concerned to eliminate the conditions responsible for the need of derivative accounting. As a result, most of the outstanding derivative liabilities have been eliminated.

Currently, the Company has identified the following movements during 2017 for the number of rights owned by the holders for the following groups.

Number of underlying shares for Liability Warrants & Conversion Features	Outstanding December 31, 2017	(Additional) Closings during 2017	Agreement Amendments / Interest effects	Exercises / Conversions / Expirations	Outstanding December 31, 2016

9% Convertible Note - Investors	-	-	30,897	(243,564)	212,667
9% Convertible Note - Other Investor	859,943	725,264	-	-	134,679
Outstanding Liability Conversion Features	859,943	725,264	30,897	(243,564)	347,346

13%+Eurodollar Senior Secured	-	-	(1,273,018)	-	1,273,018
9% Convertible Note Warrants	-	-	(520,374)	-	520,374
Other 9% Convertible Note Warrants	96,520	-	-	-	96,520
9% Convertible Note 7% Agent Warrants	-	-	(66,229)	-	66,229
Preferred Share issuance 8% Agent Warrants	-	-	(68,445)	-	68,445
Outstanding Liability Warrants	96,520	-	(1,928,066)	-	2,024,586

Total	956,463	725,264	(1,897,169)	(243,564)	2,371,932

Most of them initially contained certain conditions which resulted in the obligation to account for those elements as Derivative Liabilities. The Company has identified the following derivatives in fair value amounts of outstanding rights owned by the holders for the following groups.

Fair Market Value Liability Warrants & Conversion Features	FMV as of December 31, 2017	Additional closings during 2017	Agreement Amendments/ Conversions/ FX effect	Mark to market adjustment Ytd-2017	FMV as of December 31, 2016

9% Convertible Note - Other Investor	$1,426,903	$-	$-	$988,455	$438,448
FMV Conversion Feature Liability	$1,426,903	$-	$-	$988,455	$438,448

13%+Eurodollar Senior Secured	$-	$-	$(1,610,060)	$(1,752,224)	$3,362,284
Other 9% Convertible Note Warrants	$170,744	$-	$-	$(17,470)	$188,214
9% Convertible Note 7% Agent Warrants	$-	$-	$(121,200)	$-	$121,200
Preferred Share issuance 8% Agent Warrants	$-	$-	$(142,232)	$(13,452)	$155,684
FMV Warrant Liabilities	$170,744	$-	$(1,873,492)	$(1,783,146)	$3,827,382

Total	$1,597,647	$-	$(1,873,492)	$(794,691)	$4,265,830

Note 13. 2016 13%+Eurodollar Senior Secured Credit Agreement fka the 2014 10%+Eurodollar Third Party Loan Agreement

The following table shows the composition of the 13% + Eurodollar Senior Secured Credit Agreement reflected in the Consolidated Balance Sheets:

2016 13% + Eurodollar Senior Secured Credit Agreement
(Refinancing of 2014 10% + Eurodollar Loan)(Maturing December 2018, including provisional extensions)	December 31, 2016
2016 13% + Eurodollar Senior Secured Credit Agreement (principal)	$10,081,836
Debt Discount - 10% Warrants & Free Warrant shares	(422,202)
Debt Discount - Original Issue Discount	(6,596)
Deferred Financing Costs	(164,731)
Debt Discount - Repayment Premium	(1,772,645)
$7,715,662

On November 17, 2014, the Company and certain of its subsidiaries entered into a term loan credit agreement with Atalaya Administrative LLC, as the administrative agent and collateral agent, and the lenders party thereto (the “2014 10% Term Loan Agreement”). The 2014 10% Term Loan Agreement provides for a twelve million dollar term loan facility (the “Term Loan Facility”), with advances to be made on the Closing Date. Borrowings under the Term Loan Facility shall bear interest at the Eurodollar rate plus an applicable margin per annum equal to ten percent (10.00%), such margin decreased by two percent (2%) from 12% upon the satisfaction of certain post-closing conditions. The Term Loan Facility was to mature on December 31, 2017.

On July 9, 2015, the Company entered into a First Amendment to the Credit Agreement dated November 17, 2014 with the Lender and Atalaya, as administrative agent and collateral agent for Lender.

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

As of the third quarter of 2015 the Company had been in breach of certain covenants under the amended credit agreement and was therefore in default of the credit agreement.

On August 15, 2016 the Company entered into the second amendment to the credit agreement dated November 17, 2014 with Lender and Atalaya, as administrative agent and collateral agent for Lender.  Under the second amendment, the senior secured lender increased the loan facility by $1,202,447 of which $1,000,000 was paid to the Company and the remainder was offset against legal fees and other financing related costs, the lender waived the Company’s existing defaults under the financial covenants, raised the applicable margin to 13% and reset the agreed maturity date to December 31, 2016 with extended maturity options towards March 31, 2017 if certain conditions were met. Furthermore the amendment included additional prepayment premium in the following cases, equal to: (a) twenty-five percent (25%) of the amount prepaid if such prepayment occurs on or before October 15, 2016, (b) fifty percent (50%) of the amount prepaid if such prepayment occurs on or after October 16, 2016 and on or before December 31, 2016, and (c) seventy-five percent (75%) of the amount prepaid if such prepayment occurs on or after December 31, 2016. Considering the above amendments the Company concluded that the amendments constitute an extinguishment of the debt compared to the terms before the amendment. As a result the outstanding debt discounts and deferred financing costs have been accounted as extinguishment of debt.

On December 27, 2016, the Company agreed upon another amendment (the “Amendment”) of the credit agreement with Lender and Atalaya. Pursuant to the Amendment, the Borrower was indebted in the amount of $5,562,778, and agreed to add the following amounts to the indebtedness: (i) the Additional Prepayment Premium (as agreed upon in the Amendment of August 15, 2016) of $4,149,893; (ii) the Prepayment Premium (as defined in the Original Credit Agreement) of $69,165 and (iii) the Exit Fee (as defined in the Original Credit Agreement) of $300,000, totaling $10,081,836 (the “Amended Term Loan Facility”).

The Amendment removed certain terms regarding the liquidation preference and the prepayment fee. In addition, the Amendment provided that credit agreement shall bear interest at Eurodollar rate plus an applicable margin per annum equal to thirteen percent (13%). However, upon receipt by the Company of Net Equity Proceeds (as defined in the Amendment) of $3,000,000 and applying such amount to certain obligations, the interest rate shall be reduced to 12% per annum.

Pursuant to the Amendment, the initial maturity date of the loan was June 30, 2017, which shall be automatically extended to December 31, 2017 (the “First Extended Maturity Date”) upon a repayment of principal of at least $1,500,000 by March 31, 2017 and another $1,500,000 by June 30, 2017, and no default then exits. The First Extended Maturity Date shall be automatically extended to February 28, 2018 (the “Second Extended Maturity Date”) if the financial statements required by the Amendment for the month ending November 30, 2017 have been delivered to Atalaya and the Lender, and as of December 31, 2017, the total leverage ratio of the Company and its subsidiaries is less than or equal to 2.50 to 1.00, and no default then exits. The Second Extended maturity Date shall be automatically extended to December 31, 2018 (the “Third Extended Maturity Date”) if the financial statements for the fiscal quarter ending December 31, 2017 have been delivered to Atalaya and the Lender, and as of December 31, 2017, the total leverage ratio of the Company and its subsidiaries is less than or equal to 2.50 to 1.00, and no default then exits.

In addition, pursuant to the Amendment, the Borrower agreed to respectively repay $250,000 by the end of each fiscal quarter of 2017 and $500,000 by the end of each fiscal quarter of 2018. The Amendment also provided that the Borrower shall pay to Atalaya a quarterly installment of $15,000 as the administration fee, which is $60,000 in total. Also, the Amendment updated the financial covenants.

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

On March 6, 2017, the Borrower, a wholly owned subsidiary of the Company, as Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Lender and Atalaya, as administrative agent and collateral agent for the Lender, entered into an agreement to amend certain terms of the credit agreement among the parties, dated November 17, 2014. On March 31, 2017, the relevant parties entered into the Amendment. Capitalized terms used herein but not otherwise defined shall have the meaning as set forth in the Amended and Restated Credit Agreement.

Pursuant to the Amendment: (i) the Maturity Date was extended to December 31, 2018; (ii) the amortization schedule was amended as follows: Q1-2017: $1,500,000; Q2-2017: $1,500,000; Q3-2017: $500,000; Q4-2017: $500,000; Q1-2018: $750,000; Q2-2018: $750,000; Q3-2018: $750,000; and (iii) inserting a new definition of “2017 Equity Offering.” Additionally, the two warrants previously issued to the Lender and ACM Carry-I LLC were amended and treated as a modification to (a) increase the aggregate amount of shares of common stock underlying the Corbin Warrant to 1,229,100 and increase the aggregate amount of shares of common stock underlying the ACM Warrant to 216,900; (b) adjust the exercise price of the Warrants to $1.305 per share; and (c) remove the anti-dilution sections (Sections 9(d) and 9(h)) of the Warrants.

On May 2, 2017, the Borrower, the Company, Pareteum North America Corp., a Delaware corporation, Lender and Atalaya Administrative LLC, a New York limited liability company, as administrative agent and collateral agent for the Lender, executed the Term Sheet to amend certain terms of that credit agreement among the parties, as amended via the Amended & Restated Credit Agreement dated December 27, 2016, and further amended on March 6, 2017.

On August 9, 2017, the parties entered the Second Amendment, among other items, to reduce the quarterly principal amortization payment amounts and confirmed the maturity date of December 31, 2018. Further, the parties agreed on a revised repayment schedule, which reduced the principal repayments to $250,000 for the second and third quarters of 2017 and $500,000 for the fourth quarter of 2017. The quarterly principal repayments for 2018 had also been materially reduced from $750,000 per quarter to $500,000 per quarter with a final payment due by December 31, 2018. The parties also agreed that the two warrants previously issued under prior amendments would be revised to adjust the exercise price of $0.64. The Company also agreed to issue new warrants with a strike price of $0.64 for consideration received from the Lender and Atalaya in the amounts of 793,900 and 140,100, respectively.

On December 18, 2017, the parties executed a payoff letter pursuant to which the Borrower terminated the Amended and Restated Agreement among the parties, which was initially dated November 17, 2014, and had been amended from time to time, and the other credit documents related thereto, and satisfied in full all of the Borrower’s remaining obligations pursuant to the Amended and Restated Agreement. The remaining principal as per the termination date amounted to $8,081,836 and has been paid fully by cash on the execution date.

Note 14. Obligations under Capital Leases

The Company had a financing arrangement with one of its vendors to acquire equipment and licenses. This trade arrangement matured in January 2017.

As of December 31, 2017, there is no obligation under this leasing arrangement. The current portion of the Capital Leases of $10,813 as of December 31, 2016 was included in Current Liabilities “Obligations under capital leases (current portion)” in the accompanying balance sheet.

Note 15. Other long-term payable

As of December 31, 2017, the other long-term payable amounted to $151,163 compared to $192,980 as of December 31, 2016.

Note 16. Fair Value Measurements

The following tables summarize fair value measurements by level at December 31, 2017 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$1,426,903	$1,426,903
Warrant Liabilities	-	-	170,744	170,744
Total Derivatives Liabilities	$-	$-	$1,597,647	$1,597,647

The Company uses the Monte Carlo valuation model and the Black-Scholes model to determine the value of the outstanding warrants and conversion feature. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert.

The following table summarizes fair value measurements by level at December 31, 2016 for financial assets and liabilities measured at fair value on a recurring basis:

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

Risk-Free Interest Rate

We estimate the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the U.S. Treasury Department with a term equal to the reported rate or derived by using both spread in intermediate term and rates, up to the maturity date of the note.

Expected Dividend Yield

We estimate the expected dividend yield by giving consideration to our current dividend policies as well as those anticipated in the future considering our current plans and projections.

Note 17. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares of common stock. The Company had 46,617,093 shares of common stock issued and outstanding as of December 31, 2017, an increase of 38,240,826 shares from December 31, 2016, to a large extend due to the shares issued in connection with the public offerings (21,420,379) described above, which closed on various dates during 2017, also due to the various exercises of warrants during 2017 and the subsequent issuances of shares (6,297,164), the conversion of the Company’s Series A, Series A-1 and Series B Preferred Stock resulting in the issuance of a total number of 5,836,020 shares of common stock, the share exchange agreement with ARTA for a total of 3,200,332 shares of common stock, various issuances (2,250,811) for stock awards under the 2008 and 2017 Plans, other various issuances for services provided paid in shares of common stock the conversion of unsecured convertible notes resulting in the issuance of 243,564 shares of common stock, as well as other common stock issuances. As per December 31, 2017 the Company has accrued a reserve for 698,183 shares pending to be issued for various other non-cash compensation not accounted for in the above number of outstanding shares of common stock.

(B) Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Preferred Stock, $0.00001 par value per share. No shares of preferred stock are outstanding as of December 31, 2017 compared to 249 shares of Preferred Stock which were outstanding as per closing December 31, 2016. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the common stock, subject to the rules of the Exchange, to designate the relative rights and preferences of the preferred stock, and issue preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the common stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

During March 2017, the Company received conversion notices from holders of an aggregate of 191 Preferred Shares. The Preferred Shares converted into shares of common stock, of the Company at a 13% discount to the public offering price in the Company’s March 2017 public offering and became effective upon the filing by the Company of a prospectus supplement disclosing the terms of an offering. The closing of the public offering took place March 15, 2017 and the public offering price was set at $1.50, therefore the discounted conversion price for the preferred shareholders was calculated at $1.305. The number of shares of common stock issued was 1,463,601. The Preferred Shares were offered and sold pursuant to an exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act.

On September 28, 2017 the Company notified the remaining holders of the Preferred Shares that the Company had elected to exercise its right to force conversion of the Preferred Shares still outstanding as permitted under the terms of the agreement. The conversion resulted in the issuance of 338,419 shares of common stock during the fourth quarter of 2017.

On November 9, 2017, the Company announced the closing of a firm commitment underwritten public offering of its securities which included the issuance of an aggregate of $3,719,560, or 4,034 shares of Series B Preferred Stock (each of which shares is an equivalent of 1,000 shares of common stock). The Series B Preferred Stock had been offered in the same offering as common stock, if assumed the fund raise fees can be pro-rata allocated towards the net proceeds of the shares of common stock and shares of Series B Preferred Stock than the fund raise fees can be calculated to be $401,032.

On November 27, 2017, the Company received conversion notices from holders of an aggregate of $3,719,560, or 4,034 shares, of the Company’s Series B Preferred Stock. The shares of Series B Preferred Stock have been converted into 4,034,000 shares of common stock.

As of December 31, 2017 and 2016 the preferred stock balances were $0 and $2,143,196, respectively. During 2017, the outstanding 249 preferred shares as of December 31, 2016 with a net balance of $2,143,196 were converted into common shares. Additionally, in the fourth quarter the entire 4,034 Series B preferred shares with aggregate value of $3,691,110 were converted into common shares as referenced above.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. Often these warrants could be classified as equity instead of a derivative. As of December 31, 2017, 96,520 warrants have been classified as derivative warrants with a total fair market value of $170,744 compared to 1,504,278 warrants outstanding as per December 31, 2016 with a total fair market value of $3,827,381, those warrants were issued in connection with the Unsecured Subordinated Convertible Promissory Note described in note(s) 14 The number of warrants outstanding at December 31, 2017 and December 31, 2016 that have been recorded and classified as equity is 18,039,312 and 700,308 respectively. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.30. The table below summarizes the warrants outstanding as of December 31, 2017 and as of December 31, 2016:

Warrants:	Number of Warrants
Outstanding as of December 31, 2016	2,204,586
Issued	25,696,801
Exercised	(7,362,786)
Expirations	(2,402,769)
Outstanding as of December 31, 2017	18,135,832

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	December 31, 2017	December 31, 2016
Equity Warrants – Fundraising	$0.64 - $5.375	2018 - 2023	18,039,312	700,308
Liability Warrants – Fundraising	$0.8418	2019	96,520	1,504,278
			18,135,832	2,204,586

Joseph Gunnar & Co. LLC Warrant Exercise

On July 17, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of outstanding warrants to purchase up to an aggregate of 1,150,000 shares of common stock of the Company at $1.87 per share (the “Original Warrants”) whereby the Exercising Holders and the Company agreed that the Exercising Holders would, exercise their Original Warrants at a reduced exercise price of $1.00 per share. The Company received aggregate gross proceeds before expenses of approximately $1.15 million from the exercise of the Original Warrants by the Exercising Holders.

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

The issuance of the New Warrants was not registered under the Securities Act of 1933, as amended, or any state securities laws. The New Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. Each Exercising Holder had represented that it is an accredited investor, as defined in Rule 501 of Regulation D promulgated under the Securities Act.

In connection with the Exercise Agreements, the Company engaged Joseph Gunnar & Co., LLC to act as the Company’s placement agent. The Company agreed to pay Joseph Gunnar & Co., LLC a cash fee equal to seven percent (7%) of the sum of the gross proceeds received by the Company from the exercise of the Original Warrants.

New Equity Incentive Plan

On June 8, 2017, the Board adopted the 2017 Plan, an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to officers, directors, consultants and others. The Board adopted the 2017 Plan as a means to offer incentives and attract, motivate and retain and reward persons eligible to participate in the 2017 Plan. Accordingly, the Board unanimously approved and adopted the 2017 Plan, including authorization of the issuance of 6,500,000 shares of the Company’s common stock. On June 14, 2017, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8, registering 3,500,000 shares under the 2017 Plan. On September 12, 2017, shareholders approved the plan.

Note 18.  Non-controlling Interest

As of December 31, 2017, the Company had no non-controlling interests in its subsidiaries.

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

The diluted share base for fiscal 2017 and 2016 excludes incremental shares related to convertible debt, warrants to purchase Common Stock and employee stock options as follows:

Dilutive Securities	2017	2016
Convertible Notes	920,972	212,667
Warrants	18,135,832	2,204,651
Time Conditioned Share Awards	1,518,055	-
Employee Stock Options	3,028,184	1,040,211
	23,643,043	3,457,529

These shares were excluded due to their anti-dilutive effect on the loss per share recorded in each of the years presented. Except for shares pending to be issued due to compensation in lieu of cash and a certain warrant exercise, no additional securities were outstanding that could potentially dilute basic earnings per share.

Note 20. Employee Benefit Plan

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

During 2017, 459,995 shares were issued under the 2008 Plan, of which 179,559 as non-cash compensation and or bonus granted to staff, management and board members for services during 2017, no shares were issued under the plan as a result of employee option exercises.

Reconciliation of registered and available shares and/or options as of December 31, 2017:

	Full Year 2017	Total

Registered 2008	-	200,000
Registered 2011	-	720,000
Approved increase 2013	-	920,000
Approved increase 2014	-	400,000
Total Registered under this plan		2,240,000
Shares (issued to):
Consultants	280,436	326,140
Directors, Officers and staff	179,559	651,000
Options exercised	-	95,284
Options (movements):
Issued and Outstanding		1,128,384
Available for grant at December 31, 2017:		39,192

Common Stock options consisted of the following as of the years ended December 31, 2017 and 2016:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2015	1,434,563	$28.75	$21,213,727
Granted in 2016	498,218	3.75	1,368,955
Exercised (with delivery of shares)	-	-	-
Forfeitures (Pre-vesting)	(240,107)	16.75	(2,751,204)
Expirations (Post-vesting)	(652,463)	38.50	(10,994,838)
Exchanged for Cashless exercise	-	-	-
Outstanding as of December 31, 2016	1,040,211	13.35	8,836,640
Granted in 2017	213,700	2.10	293,720
Exercised (with delivery of shares)	-	-	-
Forfeitures (Pre-vesting)	15,024	3.72	(55,232)
Expirations (Post-vesting)	(140,551)	27.65	(2,220,933)
Exchanged for Cashless exercise	-	-	-
Outstanding as of December 31, 2017	1,128,384	$9.40	$6,854,195

In 2017, options awarded had a weighted average exercise price of $2.10. The initial fair market value at grant date of these options, in the aggregate, was $293,720.

The weighted average assumptions used for the options granted in 2017 using the Black-Scholes options model are: expected cumulative volatility of 182% based on calculated annual volatility of 90%, contractual life of 6.00 years, expected option life of 4.18 years (using the simplified method) and a Risk Free Interest Rate of 1.91%. The expected dividend yield is zero.

Following is a summary of the status and assumptions used of options outstanding as of the years ended December 31, 2017, and 2016:

	Twelve month period ending:
	December 2017	December 2016
Grants
During the year	213,700	498,218
Weighted Average Annual Volatility	90%	85%
Weighted Average Cumulative Volatility	182%	214%
Weighted Average Contractual Life of grants (Years)	6.00	7.04
Weighted Average Expected Life of grants (Years)	4.18	6.49
Weighted Average Risk Free Interest Rate	1.9056%	2.3105%
Dividend yield	0.0000%	0.0000%
Weighted Average Fair Value at Grant-date	$1.374	$2.75

Options Outstanding
Total Options Outstanding	1,128,384	1,040,211
Weighted Average Remaining Contractual Life (Years)	4.14	4.47
Weighted Average Remaining Expected Life (Years)	3.10	4.92
Weighted Average Exercise Price	$12.22	$13.35
Aggregate Intrinsic Value (all options)	$-	$-
Aggregate Intrinsic Value (only in-the-money options)	$64,875	$174,000

Options Exercisable
Total Options Exercisable	745,989	643,153
Weighted Average Exercise Price	$12.24	$17.86
Weighted Average Remaining Contractual Life (Years)	3.67	3.76
Aggregate Intrinsic Value (all options)	$-	$-
Aggregate Intrinsic Value (only in-the-money options)	$20,438	$43,500

Unvested Options
Total Unvested Options	382,395	397,058
Weighted Average Exercise Price	$3.87	$6.04
Forfeiture rate used for this period ending (staff only)	0.000%	0.000%

Options expected to vest
Number of options expected to vest corrected by forfeiture	382,395	397,058
Unrecognized stock-based compensation expense	$1,436,511	$1,802,691
Weighting Average remaining contract life (Years)	5.43	6.33

Exercises
Total shares delivered/issued	0	0
Weighted Average Exercise Price	$-	$-
Intrinsic Value of Options Exercised	$-	$-

At December 31, 2017, the unrecognized expense portion of share-based awards granted to employees under the 2008 Plan was $1,436,511 with each stock-award, adjusted for cancellations, forfeitures and returns.

2017 Long-Term Incentive Compensation Plan

The Company filed an S-8 on June 14, 2017 to register 3,500,000 shares of common stock and the 2017 Plan was ratified by our stockholders on September 12, 2017 at our annual meeting. This incentive plan provides for awards of up to 6,500,000 shares of common stock, in the form of options, restricted stock awards, stock appreciation rights (“SAR’s”), performance units and performance bonuses to eligible employees and the grant of nonqualified stock options, restricted stock awards, SAR’s and performance units to consultants and eligible directors.

During 2017, 1,431,944 shares of common stock were issued to directors, officers and staff, 120,151 shares of common stock were issued to consultants for services provided, furthermore 1,518,056 shares of common stock were reserved for time conditioned share awards for management (1,118,056) and board members (400,000) and 1,899,800 options were granted to management, board members and staff.

Reconciliation of registered and available shares and/or options as of December 31, 2017:		Total

Approved by the Shareholders		6,500,000

Registered 2017 (S-8 dated June 14, 2017)	-	3,500,000

	Movement
Shares (issued to):	2017
Consultants	120,151	120,151
Directors, Officers and staff	1,431,944	1,431,944
Options exercised	-	-
Available for issuance at December 31, 2017 (under the S-8 registration statement)		1,552,095

Outstanding rights (movements):
Options	1,899,800	1,899,800
Time Conditioned Share Awards	1,518,056	1,518,056
Available for grant at December 31, 2017: (approved by shareholders)		1,530,049

Common Stock options consisted of the following as of the years ended December 31, 2017:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2016	-	$-	$-
Granted in 2017	1,971,800	1.00	1,090,289
Exercised (with delivery of shares)	-	-	-
Forfeitures (Pre-vesting)	(72,000)	1.00	39,681
Expirations (Post-vesting)	-	-	-
Exchanged for Cashless exercise	-	-	-
Outstanding as of December 31, 2017	1,899,800	$1.00	$1,129,970

The options awarded in 2017 had a weighted average exercise price of $1.00. The initial fair market value at grant date of these options had an aggregate value of $1,090,289.

Following is a summary of the status and assumptions used for the options outstanding under the 2017 Plan as of the year ended December 31, 2017:

Twelve months period ending
December 2017
Grants
During the year	1,971,800
Weighted Average Annual Volatility	93%
Weighted Average Cumulative Volatility	156%
Weighted Average Contractual Life of grants (Years)	3.99
Weighted Average Expected Life of grants (Years)	2.84
Weighted Average Risk Free Interest Rate	1.4906%
Dividend yield	0.0000%
Weighted Average Fair Value at Grant-date	$0.553

Options Outstanding
Total Options Outstanding	1,899,800
Weighted Average Remaining Contractual Life (Years)	3.51
Weighted Average Remaining Expected Life (Years)	2.35
Weighted Average Exercise Price	$1.00
Aggregate Intrinsic Value (all options)	$2,032,786
Aggregate Intrinsic Value (only in-the-money options)	$2,032,786

Options Exercisable
Total Options Exercisable	0
Weighted Average Exercise Price	-
Weighted Average Remaining Contractual Life (Years)	-
Aggregate Intrinsic Value (all options)	$-
Aggregate Intrinsic Value (only in-the-money options)	$-

Unvested Options
Total Unvested Options	1,899,800
Weighted Average Exercise Price	$1.00
Forfeiture rate used for this period ending	3.651%

Options expected to vest
Number of options expected to vest corrected by forfeiture	1,830,429
Unrecognized stock-based compensation expense	$866,889
Weighting Average remaining contract life (Years)	3.38

Exercises
Total shares delivered/issued	-
Weighted Average Exercise Price	-
Intrinsic Value of Options Exercised	$-

At December 31, 2017, the unrecognized expense portion of the share based option awards granted to management, directors and employees under the 2017 Plan was approximately $866,889 adjusted for cancellations, forfeitures and returns during the preceding period.

Share-Based Compensation Expense

The Company recorded for the year ended December 31, 2017, $4,289,033 of share-based compensation, of which $1,845,520 relate to the 2008 Plan, $2,006,173 to the 2017 Plan and $437,340 relates to the expensing of shares issued as restricted securities as defined in Rule 144 of the Securities Act and not issued under the 2008 Plan or 2017 Plan. For the comparable period in 2016 the expensing was in total $3,654,369 for shares issued under the 2008 Plan and $243,068 for expensing of the issuance of restricted shares under the Rule 144 of the Securities Act. In case of grant of options, the Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant and subsequent expensing until the moment of vesting.

Share-based Compensation Expense

	Twelve	Twelve
	months ended	months ended
Stock-Based Compensation Expense	December 31, 2017	December 31, 2016
Consultancy services	$674,553	$243,069
Directors and Officers (shares and options)	3,070,520	2,275,068
Employees (shares and options)	543,960	1,379,300
Total	$4,289,033	$3,897,437

Note 21.  Income taxes

For financial statement purposes, loss before the income tax provision is divided amongst the following;

	2017	2016
Domestic	$(11,993,500)	$(34,186,424)
Foreign	(362,274)	2,780,006
Total loss before income tax provision	$(12,355,774)	$(31,406,418)

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary between none (zero) and 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred taxes to zero. The Company’s 2017 provision for income taxes of $107,205 relates to taxable income in some jurisdictions.

In the ordinary course of business, the Company is subject to tax examinations in the jurisdictions in which it files tax returns. The Company’s statute of limitations for tax examinations is four years for federal and state purposes and four to six years in the major foreign jurisdictions in which the company files.

Income tax (benefit)/expense for each year is summarized as follows:

	December 31, 2017	December 31, 2016
Current:
Federal	$-	$-
State	-	-
Foreign	107,205	38,286
	107,205	38,286
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Income tax (benefit)/ expense	$107,205	$38,286

The following is a reconciliation of the provision for income taxes at the US federal statutory rate (34%) to the foreign income tax rate for the years ended:

	December 31, 2017	December 31, 2016
Tax expense (credit) at statutory rate federal	34%	34%
State tax expense net of federal tax	-	-
Foreign income tax rate difference	(3)%	(3)%
Change in valuation allowance	(32)%	(32)%
Other	0%	0%
Income tax (benefit)/ expense	(1)%	(1)%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2017	2016
Deferred tax assets:
Net Operating Losses	$35,524,956	$47,284,369
Total gross deferred tax assets	35,524,956	47,284,369
Less: valuation allowance	(35,524,956)	(47,284,369)
Net deferred tax assets	$-	$-

As of December 31, 2017, and 2016, the Company had significant net operating losses carryforwards of approximately $109 million and $143 million, respectively. The deferred tax assets have been offset by a full valuation allowance in 2017 and 2016 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances, if any, will be recognized through earnings.

As of December 31, 2017, and 2016, the Company’s US based subsidiaries had net federal and state operating loss carryforwards of approximately $57 million and $80 million, respectively. Federal and state net operating loss carry forwards in the US start to expire in 2018. At December 31, 2017, the net operating loss carryforwards for foreign countries amounts to approximately $52 million. Losses in material foreign jurisdictions will begin to expire in 2016.

Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carry forward could be restricted.

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. As of December 31, 2017, and 2016, the Company accrued an ASC 740-10 tax reserve of $ 246,370 and $0, respectively, for uncertain tax (benefits)/liability including interest and penalties.

Note 22.  Commitments and Contingencies

telSPACE -vs- Elephant Talk et al.

Claimant commenced this AAA arbitration on or about September 7, 2016 by the filing of a statement of claim. Claimant asserted claims arising out of Software Licensing Agreements (“Licensing Agreements”) entered into by Claimant and mCash Holdings LLC (together, “Licensors”), on the one hand, and Telnicity, on the other, which Telnicity subsequently assigned to the Company. Pursuant to the Licensing Agreements, the Company obtained the license to use certain intellectual property in exchange for monthly payments to the Licensors. Claimant alleged that the Company failed to make monthly payments from on or about November 2015, causing the Licensors to terminate the Licensing Agreements, and continued using Licensors’ intellectual property after such termination. Based on these allegations, Claimant asserted claims for breach of contract, misappropriation of trade secret, and copyright infringement. Claimant seeks unspecified damages, specific performance, prejudgment interest, attorneys’ fees, and costs.

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

After a two-day arbitration hearing in Seattle, WA, the Arbitration tribunal, on or about June 9, 2017, issued an award for the benefit of Claimant in the amount of $510,916, inclusive of AAA tribunal and administrative fees (the “Award”). On or about July 25, 2017, the parties entered into a forbearance agreement, pursuant to which Claimant agreed to forbear from commencing any confirmation or enforcement proceedings and from taking any collection efforts or discovery related to the Award in exchange for the Company’s agreement to pay the Award in agreed-upon installment payments. As of December 31, 2017, this transaction is reflected in the financial statements.

Saffelberg Investments NV -vs- Pareteum Corp. et al.

On September 19, 2016, Plaintiff filed a Complaint against the Company for breach of contract and unjust enrichment in connection with a May 31, 2016 unsecured promissory note in the amount of $350,000. On May 18, 2017, Plaintiff filed a First Amended Complaint, adding an additional defendant and claims of anticipatory repudiation and fraudulent inducement. On June 7, 2017, the Company requested the Court’s permission to file a motion to dismiss the fraudulent inducement cause of action. On July 29, 2017, the parties reached an agreement in principle to settle the litigation. As of December 31, 2017, this transaction is reflected in the financial statements.

Ellenoff Grossman & Schole LLP, claimed legal fees.

On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $817,822 in unpaid legal fees for January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement with agreed-upon installment payments. As of December 31, 2017, this transaction is reflected in the financial statements.

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Severance and Change of Control

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

Alexander Korff – The employment agreement entered on February 1, 2017 with Mr. Korff was for an indefinite term. Under the terms of the employment agreement, Mr. Korff was entitled to a severance if he is terminated by the Company, then, subject to a mutual release, the Company would pay Mr. Korff’s base salary for an additional 180 days after termination in accordance with customary payroll practices. Effective December 1, 2017, Mr. Korff resigned from his position as General Counsel and Chief Compliance Officer.

Erik Kloots – The employment agreement with Mr. Kloots was for an indefinite term. Under the terms of an additional agreement with the Board of Directors on December 15, 2016, Mr. Kloots was entitled to severance if he was terminated by the Company without cause. In the event the agreement were terminated by the Company without cause, the Company was required to pay Mr. Kloots severance in cash equal to six (6) months base-salary in addition to accrued but unpaid compensation and accrued vacation. Mr. Kloots resigned from all positions that he held with the Company as of March 31, 2017.

Note 23. Geographic Information

Year ended December 31, 2017
	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$12,428,942	$1,118,565	$13,547,507
Identifiable assets	$7,214,217	$18,111,816	$25,326,033

Year ended December 31, 2016
	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$11,953,015	$902,796	$12,855,811
Identifiable assets	$9,766,602	$3,278,687	$13,045,289

Note 24. Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized as follows:

For the year ended December 31, 2017, the Company had two customer that accounted for 96.9% of total revenue. For the year ended December 31, 2016, the Company had one customer that accounted for 82% of total revenue.

During 2017, the Company had two customers that accounted for 49.7% and 23.9% respectively of accounts receivable and unbilled revenue. During the same period in 2016, the Company had two customers that accounted for 81% and 16% of accounts receivable and unbilled revenue.

Note 25. Related Party Transactions

During 2017, the Company retained Robert Turner of InTown Legal Services, who is the son of Robert H. Turner, Executive Chairman of the Board. InTown Legal Services has a $5,000 per month minimum retainer with the Company and was paid $66,114 in 2017. The agreement between the Company and InTown Legal Services is an at will agreement.

Note 26. Subsequent Events

During 2016 and 2017 there were debt restructuring payments and debt settlement payments with Atalaya Capital Management and Corbin Mezzanine Fund I, L.P.  Additionally, Atalaya Capital Management and Corbin Mezzanine Fund I, L.P. executed 2,400,000 warrants on a cashless basis and 1,854,156 common shares were issued in January 2018.

Additionally, through March 30, 2018, 2,400,449 warrants were exercised on a cash and a cashless basis with 1,782,329 common shares issued and a total of $2,542,249 funds received.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Based on the foregoing evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors & Executive Officers

Set forth below are the Company’s Directors and key Executive Officers as of December 31, 2017, together with an overview of their professional experience and expertise.

Name	Age	Position(s) Held	Director Since

Robert H. Turner	68	Executive Chairman of the Board	2015
Yves van Sante (1) (2) (3)	56	Director	2014
Luis Jimenez-Tuñon (1) (2) (3)	38	Director	2017
Laura Thomas (1) (2) (3)	62	Director	2017
Victor Bozzo	50	Chief Executive Officer	N/A
Edward O’Donnell	52	Chief Financial Officer	N/A

(1)	Currently a member of the Audit and Finance Committee.
(2)	Currently a member of the Nominating and Corporate Governance Committee.
(3)	Currently a member of the Compensation Committee.

Robert H. Turner was appointed Executive Chairman of the Board on November 16, 2015. Mr. Turner has 40 years’ experience, cultivating and growing “all stage” global software, telecom and tech companies. He emphasizes strategy, sales, organizational leadership, and fundamental financial results and leads with a culture that passionately serves the needs of valued constituents, while sustaining growth. Mr. Turner launched his career at AT&T, where he rose to serve at the highest ranks in a broad spectrum of international, start-up, and corporate firms, including (selected highlights): NeoNova Network Services, Inc.; Pac West; Telecom, Inc.; Panterra Networks; PTT Telecom Netherlands, US Inc. (now KPN); and BellSouth Communications, Inc. (now AT&T). Mr. Turner is also an advisory board member of The Capital Angels, affiliated with SC Angel Network. Mr. Turner earned a Bachelor of Science degree and a Master of Business Administration from the University of South Carolina, where he was presented with a Distinguished Alumni award in 2010. Mr. Turner is Guest Lecturer in the Darla Moore School of Business Professional MBA program.

Yves van Sante was appointed a director on June 1, 2014. From July 2011 to May 2014, Mr. van Sante was a board observer for our Company, following his service on our Board of Directors from October 2006 to July 2011. Mr van Sante (1960) studied Marketing, Communication and Commercial Management. He started his career in 1982 as an advisor at United Brokers and became sales manager for Brinkers International, the market leader in refining oil for the food industry, a year later. From 1987 until 1993 he served as Sales and Marketing manager Central Europe at 3C Communications in Luxemburg, where he launched Credit Card Telephony across Europe. Following this position, he became a business unit manager Public Telephony at Belgacom, the Belgium incumbent, where he managed a department of 650 employees and a € 40 million business. In 1994, together with Steven van der Velden, Yves van Sante co-founded InTouch Telecom. As its managing director he was responsible for business development, sales and marketing. In 1999, when achieving a turnover of € 25 million and having grown to 125 staff, InTouch was sold to GTS, a pan European Telecom operator. Mr. van Sante became vice-president Business Services with GTS in London, where he consolidated acquisitions and turned the voice Telco around into an IP operator. In 2000 he became Managing Director of Eport, a call centre owned by the Port of Ostend. After six months Eport was sold to the Dutch call-centre Call-IT, and Mr. van Sante became advisor to its Management Board. In 2002 he founded Q.A.T. Investments. Concurrently, he has held various Management and Board functions in companies in the QAT portfolio. Mr. van Sante is a member of De Warande and member of the Board of Directors of Festival of Flanders.

Luis Jimenez-Tuñon was appointed a director on March 1, 2017. Mr. Jimenez-Tuñon is a distinguished mobile telecommunications industry leader, having served as CEO of the Company’s largest customer, Vodafone Enabler Spain S.L. (“Vodafone Enabler”) from July 2011 to December 2016. In addition to his role at Vodafone Enabler, during a decade at Vodafone, Mr. Jimenez-Tuñon has also held leadership positions at Vodafone Spain where he was responsible for business development and strategy of the group’s Mobile Virtual Network Operators (MVNOs), enablers, roaming services, international carriers and wholesale fixed broadband business lines. Mr. Jimenez-Tuñon is currently founder and CEO of Red Queen Ventures, S.L. (www.redqueen-ventures.com) a global high-tech advisory and Investment Company focused on technology, telecom, MVNO/E, satellite and aerospace. As Chief executive of Vodafone Enabler, he pioneered the Company’s innovative business model and powered the launch of Vodafone Spain’s second brand Lowi.es which was awarded best Spanish MVNO in 2015 and 2016. Started in 2011, under his leadership, Vodafone enabler boosted its revenue, profit and operational performance, and achieved internationalization. Previously, Luis held several executive positions at Vodafone Spain, including Senior Vice President where he grew business to hundreds of millions of euros in yearly revenue. Mr. Jimenez began his career in the satellite industry in 2002 holding various positions including Research engineer at the National Space Institute of Denmark and later Deputy Commercial Director of INSA (today ISDEFE), Spain’s leading satellite operations company managing NASA and ESA tracking stations. Luis has received several professional and academic awards at international and national levels. Luis earned an Executive MBA from EOI Business School, a Master’s Degree in Satellite Communications from Polytechnic University of Madrid, and an MSc in Telecommunications Engineering from the University of Zaragoza in cooperation with the Technical University of Denmark. He also completed the Executive Management Program (SEP) from the Graduate School of business at Stanford University in California, of which he is lifetime alumni. Along with his executive career, Luis has been guest speaker at international business summits and has published several papers.

Laura Thomas was appointed a director on July 25, 2017. Ms. Thomas previously served as the Chief Financial Officer of Towerstream, Inc., from May 2017 through January 2018. And on the Board of Directors of Impact Telecom (“Impact”), a full-service telecommunications company, from January 2016 through December 2016, during which time she served as Chairman of the Board of Directors from January 2016 through June 2016. From December 2014 through December 2015 she served as the Chief Executive Officer of TNCI Operating Company, which acquired Impact in January 2016. From 2000 through 2014 she served in a variety of roles at XO Holdings, Inc. (now XO Communications), a telecommunications services provider, including as Chief Financial Officer from May 2009 through April 2011 and again from December 2013 through August 2014, and as Chief Executive Officer from April 2011 through December 2013.

Victor Bozzo was appointed Chief Executive Officer on November 1, 2016. Mr. Bozzo served as Senior Vice President, Worldwide Sales and Marketing for Telarix Inc., a market leader in interconnect solutions for service providers. Under Mr. Bozzo’s sales and marketing leadership, sales increased significantly, and the company received numerous market leadership accolades, ultimately leading to a highly successful exit for investors. Prior to joining Telarix, Mr. Bozzo served as President and General Manager of Pac-West’s Emerging Technologies division after selling Pac-West his startup, Factor Communications, an innovative portfolio of cloud-based communications services. He was also responsible for significant revenue and customer growth and investor returns at exTone Communications, ITXC Corporation, and Voxware.

Edward O’Donnell was appointed Chief Financial Officer on January 9, 2017. Mr. O’Donnell has over 23 years of experience in investment banking, advertising, private equity, investment, venture capital, technology, internet and other new media businesses. Prior to joining the Company, Mr. O’Donnell served as the Chief Financial Officer of Ameri Holdings, Inc. (OTC: AMRH) from January 2016 through December 2016. Mr. O’Donnell has served as the Chief Operating Officer of Radbourne Property Group, Inc., an innovative operator of family entertainment centers, where his primary responsibilities included raising capital, external reporting, outlining capital structure and budgeting. From February 2013 until April 2015, Mr. O’Donnell served as chief financial officer of AudioEye, Inc. (OTC: AEYE) From December 2010 until January 2013, Mr. O’Donnell served as Vice President of Finance for Augme Technologies, Inc. (Previously OTC: AUGT), which provides strategic services and mobile marketing technology to leading consumer and healthcare brands. From January 2007 until November 2010, Mr. O’Donnell served as Chief Financial Officer of Carlyle Capital Group LLC, a venture capital and private equity firm. Previously, Mr. O’Donnell also served as Senior Vice President of Finance & Investor Relations of ACTV, Inc. (previously NASDAQ: IATV), where he developed the investor relations department before the company was purchased by OpenTV, a subsidiary of Liberty Media. Previously, Mr. O’Donnell was a member of Aloysius Lyons, LLC. Aloysius Lyons, LLC filed for protection under Chapter 7 of the federal bankruptcy laws in 2007. Aloysius Lyons, LLC received a discharge relating to the matter in 2009 and has been dissolved. Mr. O’Donnell is a Certified Public Accountant in New York and a member of NYSSCPAs and AICPA. Mr. O’Donnell earned a B.S, degree in Accountancy from Villanova University in 1991 and an M.B.A. from Columbia Business School in 2003. We believe that Mr. O’Donnell’s extensive education and background in accounting and finance makes him qualified to serve as our Chief Financial Officer.

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

Audit and Finance Committee

Our Board of Directors has an Audit and Finance Committee, abbreviated to Audit Committee, composed of Messrs. van Sante (member since February 18, 2016) and Jimenez-Tuñon (member since March 1, 2017) and Ms. Thomas (member since July 25, 2017, Chairwoman effective September 13, 2017). Ms. Thomas serves as the Audit and Finance Committee financial expert. The Audit and Finance Committee met four times during 2017 and acted by unanimous written consent four times in 2017. Each of the then-current members was present at all of the Audit and Finance Committee meetings held during 2017.

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee, abbreviated to Nominating Committee, presently composed of Messrs. van Sante (Chairman and member since December 16, 2015) and Jimenez-Tuñon (member since March 1, 2017) and Ms. Thomas (member since July 25, 2017). The Nominating and Corporate Governance Committee met one time during 2017 and acted by unanimous written consent zero times in 2017. Each of the then-committee members was present at all of the Compensation Committee meetings held during 2017.

The Nominating Committee is charged with the responsibility of reviewing our corporate governance policies and with presenting new potential director-nominees to the Board of Directors for consideration. The Nominating Committee has a charter which is reviewed annually. All members of the Nominating Committee are independent directors as defined by the rules of the Exchange. The Nominating Committee will consider director nominees recommended by stockholders. To recommend a nominee, please write to the Nominating and Corporate Governance Committee, c/o the Company Secretary, Pareteum Corporation, 1185 Avenue of the Americas, 37th Floor, New York, NY 10036. The Nominating Committee will assess all director nominees using the same criteria it applies generally, described in this Form 10-K under the heading “Director and Officer Qualifications.” During 2017, we did not pay any fees to any third parties to assist in the identification of nominees.

Compensation Committee

Our Board of Directors also has a Compensation Committee composed of Messrs. Jimenez-Tuñon (Chairman, since July 25, 2017), van Sante and Ms. Thomas (member since July 25, 2017). The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as Company benefit and insurance plans. The Compensation Committee met two times during 2017 and acted by unanimous written consent four times in 2017. Each of the then-committee members was present at all of the Compensation Committee meetings held during 2017.

The Compensation Committee has the authority to directly engage, at the Company’s expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2017, the Compensation Committee did not engage any such compensation consultants or advisers.

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

Attendance at Board, Committee and Stockholder Meetings

Our Board of Directors met in person and telephonically 10 times during 2017 and also approved Board resolutions or acted by unanimous written consent 18 times. Each of the then-members of our Board of Directors was present at 75% or more of the Board of Directors meetings held in 2017.

We have encouraged, but do not require, that all of our directors be in attendance at our annual shareholder meeting either in person or by remote communication. In 2017, Mr. Turner, via teleconference, attended the annual stockholder meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2017, there was one (1) untimely filing of a Form 3, 4 and/or 5: Edward O’Donnell (Form 4).

Code of Conduct

We have adopted a code of conduct that outlines the principles, policies and laws that govern our activities and establishes guidelines for conduct in the workplace. The code of conduct applies to all employees, as well as each member of our Board of Directors. All employees are required to read the code of conduct and affirm in writing their acceptance of the code. Our code of conduct is posted on our website, www.pareteum.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct by posting such information on our website, www.pareteum.com. A copy of our code of conduct is also available in print, without charge, upon written request to Pareteum Corporation, 1185 Avenue of the Americas, 37th Floor, New York, NY 10036, Attn: Corporate Secretary.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)		Bonus ($)		Bonus Stock Awards (in $)	Bonus Stock Awards (in shares)	Option Awards ($)(2)	Option Awards (in options)		Stock Awards ($)(1)	Stock Awards (in shares)	All Other Compensation ($)	Total ($)	Total Number of shares	Total Number of options
Robert H. Turner (i)	2017	$326,044	(a)	$300,000	(e)	$1,605,965	1,196,436	$265,520	100,000	(h)	$-	-	$-	$2,497,529	1,196,436	100,000
(Executive Chairman)	2016	$331,021		$675,000	(f)	$-	86,000	$530,838	200,000	(h)	$-	-	$257,785	$1,794,644	86,000	200,000
Victor Bozzo (ii)	2017	$307,063	(b)	$83,500	(g)	$352,513	330,555	$-	-		$-	-	$-	$743,076	330,555	-
(Chief Executive Officer)	2016	$54,457		$50,000		$-	-	$394,213	120,000		$-	-	$-	$498,670	-	120,000
Alex Korff (iii)	2017	$208,164	(c)	$-		$224,249	108,333	$24,389	20,000	(j)	$-	-	$-	$456,802	108,333	20,000
(Former General Counsel, Secretary & Compliance Officer)	2016	$153,676		$-		$-	49,807	$-	-		$-	-	$186,870	$340,546	49,807	-
Edward O’Donnell (iv)	2017	$209,388	(d)	$-		$2,915	1,000	$220,201	290,000	(k)	$-	-	$-	$432,504	1,000	290,000
(Chief Financial Officer)	2016	$-		$-		$-	-	$-	-		$-	-	$-	$-	-	-

Notes:

(i)	Mr. Turner was appointed on November 16, 2015.

(ii)	Mr. Bozzo was appointed on November 1, 2016, compensation received in 2016 was pro-rated.

(iii)	Mr. Korff was appointed April, 1, 2016. Effective December 1, 2017, Mr. Korff transitioned from General Counsel to Company Secretary.

(iv)	Mr. O’Donnell was appointed January 8, 2017, compensation to be received in 2017 will be pro-rated.

(1)	These are the base salaries before any bonus and or non-cash awards. The base salary is determined and paid on a monthly basis in euros, therefore, calculations include exchange results from euros to U.S. dollars. Payment can be elected either in cash or in shares in lieu of salary and bonus. When officers opt for payment in shares there is a 25% discount on the purchase price. The amounts, however, are shown at fair market value by using the share price of the preceding month closing price. In principle, officers may earn up to approximately 33% more than the ‘agreed’ cash salary in the event they elect to receive 100% compensation in shares. Such beneficial discount is included in “All Other Compensation” at the fair market value of the equity, reduced by the denominated value in U.S. dollars of the cash salary used for this ‘exchange’ into non-cash compensation.

(2)	The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the named executive officers in 2017 and 2016, respectively. We estimate the fair value of awards on the grant date using the Black-Scholes option pricing model. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in Note 23 to the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Note that the amounts reported in this column reflect the Company’s accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the named executive officers from the award. Pursuant to SEC rules, the amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. In case the options have not vested yet the Company has expensed a pro-rata portion until date of vesting. Expensing of performance based options will start after setting the performance targets.

(3)	With respect to 2016 this value relates to the non-cash bonus for the chairman of the board and other officers granted in 2016 and issued in January 2017 and in case of 2015 the value represents the 25% purchase price discount the named executive officer received by way of electing equity compensation in lieu of cash compensation adjusted for fair value at date of issuance.

(a)	These amounts have been agreed in USD and amounts to an annual amount of USD $300,000. The total salary in 2017 amounts to $326,044 which includes the employer part of the social securities.

(b)	These amounts have been agreed in USD and amounts to an annual amount of USD $275,000. The total salary in 2017 amounts to $307,063 which includes the employer part of the social securities and staff allowances.

(c)	These amounts have been agreed in British Pounds (GBP). The amount for 2017 has been agreed upon £120,000. The average exchange rate is $1.292 in 2017. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(d)	Started in January 2017, pro-rata for the year 2017. At start date the annual salary amounted to $175,000 which was increased during the year to $200,000.

(e)	Bonus granted for an amount of $300,000 to be paid in the future.

(f)	Bonus amount granted for an amount of USD $75,000 based on achievement of certain milestone. Bonus granted of $600,000 was granted and accrued in the fourth quarter to be paid in the future.

(g)	Bonus for an amount of USD $83,500.

(h)	Comprised of 200,000 relating to 2016 and 100,000 relating to 2017 for a total grant of 300,000 shares in total divided between the years 2016 and 2017, the 200,000 options which have been granted with immediate effect represent an initial fair market value of $530,838 and the 100,000 allocated to 2017 had an initial fair market value of $265,520 following the Black Scholes calculation method.

(j)	20,000 options granted January 11, 2017 with a Black Scholes value of $24,389.

(k)	40,000 options granted January 9, 2017 with a Black Scholes value of $80,118 and 250,000 options granted June 26, 2017 with a Black Scholes value of $140,083.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We currently have the following agreements with our named executive officers:

Robert H. Turner, Executive Chairman – We entered into a letter of employment, effective as of November 17, 2015, with Mr. Turner, to serve as Executive Chairman of the Company. Mr. Turner is paid a base compensation of USD $300,000 gross per year. Mr. Turner receives no fees (cash or stock) for serving on our Board of Directors. Mr. Turner has a number of granted options set at 2,500,000 carrying a 7 years exercise period after granting; the options would vest in four equal annual installments, following the joining date. Mr. Turner is eligible to a performance related bonus, depending on business performance by the Group performance. Such bonus shall be based solely upon your achievement of Board-approved and mutually agreed upon performance targets. For 2016 the on-target bonus percentage is set at 100% against the Base salary paid in that year, capped at 200% maximum on cash payment; performance over and above 200% is paid in equity at the then-current value of the Company.

Additionally, On November 18, 2016, the Company entered into a new employment agreement with Mr. Turner. The employment agreement modifies and supplements the terms of the prior employment letter between the Company and Mr. Turner dated November 2015 by providing for the following additional terms: (i) one-time bonuses of USD $300,000 for achieving previously determined business and restructuring goals established by the Board and an extraordinary bonus of USD $300,000 for Mr. Turner’s efforts on behalf of the Company during late 2015 and 2016 and to be paid as set forth in the employment agreement; (ii) restricted common stock grants of 2,000,000 shares of the Company’s common stock; (iii) options to purchase up to 7,500,000 shares of the Company’s stock, which options shall vest over a period of three (3) calendar years, with 1,875,000 shares vesting immediately, and the remaining 5,625,000 shares vesting in 3 equal installments of 1,875,000 each, on the first, second and third anniversary of the option grant. The exercise price of the options is $.14 per share; and (iv) other customary allowances, bonuses, reimbursements and vacation pay. The employment agreement also provides that if Mr. Turner’s employment with the Company is terminated by the Company without “cause” or by Mr. Turner for “good reason” (as such terms are defined in the employment agreement) the Company will pay Mr. Turner, 12 months’ salary at the rate of his salary as of such termination, together with payment of the average earned bonuses (regular and extraordinary) since November 1, 2015.

Victor Bozzo, Chief Executive Officer – We entered into an employment agreement, effective as of November 1, 2016, with Mr. Bozzo, to server as Chief Executive Officer of the Company. Mr. Bozzo is paid a base compensation of USD $275,000 gross per year. Mr. Bozzo received a signing bonus of USD $50,000 gross and has a total number of restricted common stock grants of shares with the equivalent value of USD $10,000. Additionally, Mr. Bozzo received a restricted grant with the equivalent value of USD $15,000 within a reasonable time following the 6-month anniversary of the effective date and USD $50,000 within the first calendar year anniversary date, with each of these grants being subject to certain conditions set forth in the employment agreement. Additionally, Mr. Bozzo is entitled to purchase options up to 3,000,000 shares of the Company’s common stock, of which options to purchase 750,000 shares of common stock will vest immediately, and the remaining 2,250,000 shares shall vest in 3 installments of 750,000 each annually on the first, second and third anniversary of the option grant. The exercise price of the options is $.1749 per share. Mr. Bozzo also received other customary allowances, bonuses, reimbursements and vacation pay. The employment agreement also provides that if Mr. Bozzo’s employment with the Company is terminated by the Company without “cause” or by Mr. Bozzo for “good reason” the Company will pay Mr. Bozzo 12 months’ salary at the rate of his salary as of such termination. Mr. Bozzo is also subject to customary non-competition, non-solicitation and confidentiality requirements during and after the term of his employment.

Edward O’Donnell, Chief Financial Officer – The Company entered into an employment agreement, effective as of January 9, 2017 with Mr. O’Donnell, to perform as Chief Financial Officer of the Company. Mr. O’Donnell is paid a base compensation of USD $200,000 gross and is entitled to an annual bonus of up to USD $75,000 gross. Additionally, Mr. O’Donnell received a signing bonus of 1,000 restricted common shares, and options to purchase up to 250,000 shares of the Company’s stock, subject to the Company’s employee stock option plan including restrictions and vesting schedule. Mr. O’Donnell is also entitled to other customary allowances, bonuses, reimbursements and vacation pay. The employment agreement between the Company and Mr. O’Donnell is an “at will” agreement, which also provides that if Mr. O’Donnell’s employment with the Company is terminated by the Company, then, subject to a mutual release, the Company will pay Mr. O’Donnell’s base salary for an additional 270 days after termination in accordance with customary payroll practices. Mr. O’Donnell is also subject to customary confidentiality requirements during and after the term of his employment.

Alexander Korff, Former General Counsel and Chief Compliance Officer – Effective February 2017, Mr. Korff was engaged as an employee of the Company under an employment agreement for a total of GBP £120,000 (USD $149,383) gross per annum. Additionally, Mr. Korff received options to purchase up to 500,000 shares of the Company’s stock, subject to the Company’s employee stock option plan including restrictions and vesting schedule. Additionally, Mr. Korff will also be eligible for a bonus of up to fifty percent (50%) of his base salary above, where any such bonus is subject to the Company’s achievement of its business plan targets. Mr. Korff is also entitled to other customary allowances, bonuses, reimbursements and vacation pay. Effective December 1, 2017, Mr. Korff resigned from his position as General Counsel and Chief Compliance Officer.

Erik Kloots, Former Principal Accounting Officer – The Company entered into an employment agreement, effective as of January 1, 2007 with Mr. Kloots to serve as the Company’s European Business Controller and then as the Company’s Global Director of Corporate Control & Finance, reporting directly to the Company’s Chief Financial Officer. On April 1, 2016, Mr. Kloots was appointed as Principal Accounting Officer and paid a base compensation of Euro 121,289.41 (USD $137,728). Mr. Kloots is also entitled to other customary allowances, bonuses, reimbursements and vacation pay. Mr. Kloots is also subject to customary confidentiality requirements during and after the term of his employment. Effective as of March 31, 2017, Erik Kloots, resigned from the Company as its Principal Accounting Officer pursuant to a settlement agreement with Mr. Kloots which provided for a lump sum severance payment of gross Euro 121,289.41 (USD $129,746). Mr. Kloots did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Severance and Change of Control

The named executive officers (and certain former executive officers) have individual severance terms as described below. In addition, outstanding equity awards made to our named executive officers under the 2008 Plan and 2017 Plan are subject to acceleration of any unvested portion of such awards upon a change of control unless the terms of a particular award state otherwise.

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

Alexander Korff – The employment agreement entered on February 1, 2017 with Mr. Korff was for an indefinite term. Under the terms of the employment agreement, Mr. Korff was entitled to a severance if he is terminated by the Company, then, subject to a mutual release, the Company would pay Mr. Korff’s base salary for an additional 180 days after termination in accordance with customary payroll practices. Effective December 1, 2017, Mr. Korff resigned from his position as General Counsel and Chief Compliance Officer.

Erik Kloots – The employment agreement with Mr. Kloots was for an indefinite term. Under the terms of an additional agreement with the Board of Directors on December 15, 2016, Mr. Kloots was entitled to severance if he was terminated by the Company without cause. In the event the agreement were terminated by the Company without cause, the Company was required to pay Mr. Kloots severance in cash equal to six (6) months base-salary in addition to accrued but unpaid compensation and accrued vacation. Mr. Kloots resigned from all positions that he held with the Company as of March 31, 2017.

GRANT OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of shares	All Other Stock Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name and principle position	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	of Stocks or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	Option Awards ($)
Robert H. Turner	4-Jan-17							8,936			$26,786
(Executive Chairman)	29-Mar-17								100,000	$3.5000	$265,520
	17-Nov-17				312,500			1,187,500			$1,215,000
Victor Bozzo	17-Nov-17				543,056			306,944			$688,500
(CEO & Chief Executive Officer)
Alex Korff	17-Nov-17				200,000						$-
(Former General Counsel, Secretary & Compliance Officer)	11-Jan-17								20,000	$2.8775	$24,389
Erik Kloots
(Former Vice President-Finance and Principal Accounting Officer)
Edward O’Donnell	9-Jan-17								40,000	$2.7550	$80,118
(Chief Financial Officer)	10-Jan-17							1,000			$2,915
	26-Jun-17								150,000	$1.0000	$84,049

The Company issued the compensation shares to the above executive officers from the shares authorized under its 2008 Plan and 2017 Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2017 for each of our named executive officers.

Outstanding Equity Awards
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Robert H. Turner	25,000	(1)			$8.2500	16-Nov-22		-
(Executive Chairman)	25,000	(1)			$8.2500	16-Nov-22		-
	25,000	(1)			$8.2500	16-Nov-22		-
			25,000	(2)	$8.2500	16-Nov-22		-
	75,000	(3)			$3.5000	18-Nov-23		-
			75,000	(3)	$3.5000	18-Nov-23		-
			75,000	(4)	$3.5000	18-Nov-23		-
			75,000	(4)	$3.5000	18-Nov-23		-
							343,750	$711,563

Victor Bozzo	30,000	(5)			$4.3725	1-Nov-23		-
(Chief Executive Officer)	30,000	(5)			$4.3725	1-Nov-23		-
			30,000	(6)	$4.3725	1-Nov-23		-
			30,000	(6)	$4.3725	1-Nov-23		-
							519,445	$1,075,251

Alex Korff	1,000	(7)			$62.5000	1-Jan-21		-
(Former General Counsel, Secretary & Compliance Officer)	1,000	(7)			$62.5000	1-Jan-21		-
	1,000	(7)			$62.5000	1-Jan-21		-
	500	(8)			$38.0025	15-Jan-18		-
	500	(8)			$38.0025	15-Jan-18		-
	500	(8)			$38.0025	15-Jan-18		-
	500	(9)			$20.5000	16-Jan-19		-
	500	(9)			$20.5000	16-Jan-19		-
			500	(10)	$20.5000	16-Jan-19		-
							100,000	$207,000

Erik Kloots	1,000	(11)			$33.7500	1-Jan-20		-
(Former Vice President-Finance and Principal Accounting Officer)	1,000	(11)			$33.7500	1-Jan-20		-
	1,000	(12)			$62.5000	1-Jan-21		-
	1,000	(12)			$62.5000	1-Jan-21		-
	1,000	(12)			$62.5000	1-Jan-21		-
	1,000	(12)			$62.5000	1-Jan-21		-
	500	(13)			$38.0025	15-Jan-18		-
	500	(13)			$38.0025	15-Jan-18		-
	500	(13)			$38.0025	15-Jan-18		-
	500	(14)			$20.5000	16-Jan-19		-
	500	(14)			$20.5000	16-Jan-19		-

Edward O’Donnell	10,000	(15)			$2.7550	9-Jan-23		-
(Chief Financial Officer)			10,000	(16)	$2.7550	9-Jan-23		-
			10,000	(16)	$2.7550	9-Jan-23		-
			10,000	(16)	$2.7550	9-Jan-23		-
			250,000	(17)	$1.0000	26-Jun-21		-

(1)	The stock options vested on the grant date November 16, 2015 and the subsequent vesting dates on November 16, for the years 2016 and 2017, and have a term of seven years from the date of grant.

(2)	The stock options were granted on November 16, 2015, have a term of seven years from the date of grant and will vest on November 16, 2018.

(3)	The stock options were granted on November 18, 2016 and amended March 29, 2017, have a term of seven years from the date of grant and vested equally in 2016 and 2017.

(4)	The stock options were granted on November 18, 2016 and amended March 29, 2017, have a term of seven years from the date of grant and will vest equally in 2018 and 2019

(5)	The stock options were granted November 1, 2016, have a term of 7 years from the date of grant and have vested equally at grant and one after grant.

(6)	The stock options were granted November 1, 2016, have a term of 7 years from the date of grant and will vest in equal tranches during 2018 and 2019.

(7)	The stock options were granted September 25, 2010, have a term of just over 10 years from the date of grant.

(8)	The stock options were granted January 15, 2014, have a term of 4 years from the date of grant.

(9)	The stock options were granted January 16, 2015, have a term of 4 years from the date of grant.

(10)	The stock options were granted January 16, 2015 and the last tranche will vest in 2018.

(11)	The stock options were granted January 1, 2010, have a term of 10 years from the date of grant.

(12)	The stock options were granted April 29, 2011, have a term of 10 years from the date of grant.

(13)	The stock options were granted January 15, 2014, have a term of 4 years from the date of grant.

(14)	The stock options were granted January 16, 2015, have a term of 4 years from the date of grant.

(15)	The stock options were granted January 9, 2017, have a term of 6 years with one tranche vesting immediately at grant.

(16)	The stock options were granted January 9, 2017, have a term of 6 years and will vest equally over the years 2018, 2019 and 2020.

(17)	The stock options were granted June 26, 2017, have a 4 year term and 1/3rd will vest after one year, the other 2/3rd will vest in 24 equal monthly tranches afterwards.

OPTION EXERCISES AND STOCK VESTED

The following table represents stock options that have been exercised and restricted stock awards that have vested as of December 31, 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)
Robert H. Turner	-	$-	1,196,436	$1,241,786

Victor Bozzo	-	$-	306,944	$688,500

Alex Korff	-	$-	-	$162,000

Edward O’Donnell	-	$-	1,000	$2,915

Erik Kloots	-	$-	-	$-

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2017. In addition, our named executive officers did not participate in, or otherwise receive any benefits under, a nonqualified deferred compensation plan during 2017.

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

The following table represents compensation earned or paid in 2017 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yves van Sante (2)	$111,197	$-	$-	$-	$235,320	$-	$346,517
Roderick de Greef (3)	85,000	-	37,795	-	285,234	-	408,029
Robert Skaff (4)	45,833	49,146	18,897	-	112,259	-	226,135
Laura Thomas	31,689	-	4,098	-	63,821	-	99,608
Luis Jimenez-Tuñon (5)	101,329	-	-	-	272,736	-	374,065

(1)	The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the directors in the fiscal year in lieu of cash fees, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2017. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for the 2017 calculations in this table are the share prices of the last 10 trading days of the quarter covering the compensation related period. Compensation to the directors can be elected by the directors, at the beginning of the quarter, either in cash or in shares. When directors opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts however are shown at fair market value by using the closing share price at the last working day of the compensated quarter. In principle non-executive officer directors might earn up to approximately 33% more than the standard director fees if they have elected to receive 100% compensation in shares.

(2)	Mr. van Sante earned a cash directorship fees of $105,531 which includes a $75,000 bonus, for the remainder Mr van Sante elected to have his directorship fees paid in shares. Currently $48,268 of his fees is still unpaid.

(3)	Mr. de Greef earned cash directorship fees of $86,511 in 2017, there are no unpaid fees outstanding.

(4)	Mr. Skaff earned cash directorship fees of $28,000 in 2017, in total $42,844 is still unpaid which includes $14,844 from 2016.

(5)	Ms. Thomas earned cash directorship fees of $31,689 in 2017, of which $7,113 have not yet been paid.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders	2017 Plan (1):	3,417,856	$1.000	1,530,049
	2008 Plan (2):	1,128,384	$9.400	39,192

Equity compensation plans not approved by security holders		-	-	-
Total		4,546,240	-	1,569,241

(1)	2017 Plan Form S-8 filed June 14, 2017. The shareholders approved 6,500,000 shares to be issued under the 2017 Plan, of which 3,500,000 were registered under an S-8.
(2)	S-8 Filed July 11, 2008. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 200,000 to 920,000, during 2013 the stockholders approved an increase from 920,000 to 1,840,000 and during 2014 an increase of the total number of shares available under the Plan from 1,840,000 to 2,240,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS, OFFICERS AND Directors

The following table sets forth, based on 51,006,394 shares of our Common Stock outstanding as of March 30, 2018, certain information as to the stock ownership of each person known by us to own beneficially five percent or more of our outstanding Common Stock, of each of the named executive officers and directors, and of all the named executive officers and directors as a group. In computing the outstanding shares of Common Stock, we have excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Pareteum Corporation, at 1185 Avenue of the Americas, 37th Floor, New York, NY 10036.

Name of Beneficial Holder	Number of Shares of Common Stock Owned(A)		Percent of Class as of March 30, 2018
5% or More Holders
Iroquois Master Fund Ltd. 205 East 42nd Street 16th Floor New York, NY 10017	3,575,573	(1)	6.6%
Intracoastal Capital LLC 245 Palm Trail Delray Beach, FL 33483	3,575,573	(1)	6.6%
Artilium plc 9-13 St Andrew Street London, EC4A 3AF United Kingdom	3,200,332		5.9%

Officers & Directors
Yves Van Sante	179,618	(2)	*
Laura Thomas	9,333	(3)	*
Robert H. Turner	1,578,473	(4)	3.1%
Luis Jimenez-Tuñon	101,436	(5)	*
Victor Bozzo	527,646	(6)	1.0%
Edward O’Donnell	143,146	(7)	*

All Officers and Directors as a Group (6 Persons)	2,539,652	(2)-(7)	5.0%

* Less than one percent

(A) Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

(1) Includes 3,575,573 shares of common stock issuable upon exercise of outstanding warrants at an exercise price of $1.09.

(2) Excludes 200,000 shares of common stock pursuant to a restricted stock award which does not vest within 60 days of March 30, 2018.

(3) Excludes 100,000 shares of common stock pursuant to an option to purchase shares of common stock which does not vest within 60 days of March 30, 2018.

(4) Includes (i) 50,000 shares of common stock issuable upon exercise of options vested or to be vested within 60 days of March 30, 2018, at an exercise price of $3.50, and (ii) 100,000 shares of common stock issuable upon exercise of options vested or to be vested within 60 days of March 30, 2018, at an exercise price of $8.25.

(5) Excludes 200,000 shares of common stock pursuant to a restricted stock award which does not vest within 60 days of March 30, 2018.

(6) Includes 60,000 shares of common stock issuable upon exercise of options vested or to be vested within 60 days of March 30, 2018, at an exercise price of $4.3725.

(7) Includes (i) 20,000 shares of common stock issuable upon exercise of options vested or to be vested within 60 days of March 30, 2018, at an exercise price of $2.755, and (ii) 111,109 shares of common stock issuable upon exercise of options vested or to be vested within 60 days of March 30, 2018, at an exercise price of $1.00.

Item 13. Certain Relationships, and Related Transactions, and Director Independence

Transactions with Related Persons

Management of the Company is not aware of a material interest, direct or indirect, of any director or officer of the Company, any other informed person of the Company, or any associate or affiliate of any such person, in any transaction since the commencement of the Company’s most recently completed fiscal year or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, except for:

During 2017, the Company retained Robert Turner of InTown Legal Services, who is the son of Robert H. Turner, Executive Chairman of the Board. InTown Legal Services has a $5,000 per month minimum retainer with the Company and was paid $66,114 in 2017. The agreement between the Company and InTown Legal Services is an at will agreement.

On October 16, 2017, the Company entered into an exchange agreement with ARTA. Pursuant to the exchange agreement, ARTA agreed to issue and deliver to the Company an aggregate of 27,695,177 of its newly issued ordinary shares in exchange for 3,200,332 restricted shares of the Company’s common stock.

Neither the Company nor ARTA can exercise control over the other entity. There is no commonality of board members or members of either executive management. Each entity is autonomous and without control over the other. After the transaction was consummated the companies could be considered related parties.

In the event of any future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by our independent directors.

Procedures for Approval of Related Party Transactions

Related party transactions are subject to the advance review and approval of the Audit and Finance Committee and/or the full Board of Directors, with advice from the Chief Compliance Officer as well as outside counsel. In its review, the Audit Committee and/or Board is provided with full disclosure of the parties involved in the transaction and considers the relationships amongst the parties and members of our Board of Directors and executive officers.

Independence Standards for Directors

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.

Three of our current directors, Yves van Sante, Luis Jimenez-Tuñon and Laura Thomas are not related to each other and are “independent” under Section 803 of the Exchange rules. Each of Messrs. van Sante and Jimenez-Tuñon and Ms. Thomas serve on the Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Executive Chairman is not independent.

In addition, Messrs. van Sante and Jimenez-Tuñon and Ms. Thomas qualify as “independent” under the standards established by the SEC for members of audit committees. The Board of Directors has determined that Laura Thomas is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Ms. Thomas’ experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Ms. Thomas any duties, obligations or liability that are greater than those generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Our Board of Directors also determined that Ms. Thomas has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Squar Milner LLP (“Squar Milner”), our independent registered accounting firm for the fiscal years ended December 31, 2017 and December 31, 2016. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2017	2016
Audit fees	$240,000	$220,000
Audit-related fees	-	14,000
Tax fees	28,000	-
All other fees	60,000	$-
Total Fees	$328,000	$234,000

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees. Consist of the review of SEC comment letters and management response for the year ended December 31, 2016.

Tax fees. Consists of fees paid to Squar Milner related to the filings of Federal and State returns during the year ended December 31, 2017.

All other fees. Consists of fees related to letters to underwriters in connection with certain registration statements for the year ended December 31, 2017.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by Squar Milner in 2017 and 2016 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with Squar Milner maintaining its independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
2.1	Agreement and Plan of Merger between Pareteum Communication Corporation a Delaware Corporation and Pareteum Communications, Inc., a California Corporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed dated July 26, 2011).

2.2	Sale and Purchase Agreement, dated March 17, 2010, by and among the Company and the stockholders of ValidSoft Limited other than Enterprise Ireland (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated March 23, 2010).

2.3	Sale and Purchase Agreement, dated March 17, 2010, by and the Company and Enterprise Ireland (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K dated March 23, 2010).

3.1	Certificate of Merger (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K dated October 4, 2011).

3.2	Certificate of Incorporation of Pareteum Communication Corporation, a Delaware Corporation (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

3.3	By-Laws (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A dated July 26, 2011).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated August 29, 2016).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock as corrected (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 9, 2016).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 3, 2016).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 3, 2016).

3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated February 27, 2017).

3.9	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated November 8, 2017).

4.1	Form of Warrant, dated November 17, 2014, issued to Corbin Mezzanine Fund I, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 21, 2014).

4.2	Form of Conversion Letter Agreement, dated November 17, 2014, issued to Saffelberg Investments NV (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 21, 2014).

4.3	Form of Warrant, dated November 17, 2014, issued to Saffelberg Investments NV (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed on November 21, 2014).

4.4	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine Fund I, L.P (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on July 14, 2014).

4.5	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine Fund I, L.P (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on July 14, 2014).

4.6	Form of Warrant issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 24, 2015).

4.7	Corbin Warrant, dated December 27, 2016 issued to Corbin Mezzanine Fund I, L.P to purchase 27,051,627 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 29, 2016).

4.8	ACM Warrant, dated December 27, 2016 issued to ACM Carry-I LLC to purchase 4,773,817 shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 29, 2016).

4.9	Amendment No. 1 to Corbin Warrant, dated March 31, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on April 6, 2017).

4.10	Amendment No. 1 to ACM Warrant, dated March 31, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on April 6, 2017).

4.11	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on July 17, 2017).

4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 1, 2017).

10.1	Amendments to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, and May 27, 2009 by and between QAT II Investments S.A. and the Company, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 2, 2009).

10.2	Amendment to Loan Agreements dated January 27, 2009, February 15, 2009, March 4, 2009, March 31, 2009, May 4, 2009, May 27, 2009, July 1, 2009 and July 8, 2009 by and between QAT II Investments S.A. and the Company, dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 21, 2009).

10.3	Contract between Vodafone Enabler Espana, S.L. and Pareteum Europe Holding, B.V., dated November 1, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

10.4	Credit Agreement, dated as of November 17, 2014, by and among Pareteum Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 21, 2014).

10.5	Security Agreement, dated as of November 17, 2014, by and among Pareteum Europe Holding B.V., Pareteum Corporation, the other Grantors from time to time party hereto, and Atalaya Administrative LLC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on November 21, 2014).

10.6	First Amendment to Credit Agreement, dated as of July 9, 2015, by and among Pareteum Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 14, 2014).

10.7	Trademark Security Agreement, dated as of November 17, 2014, between Pareteum Europe Holding B.V. and Atalaya Administrative LLC (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on November 21, 2014).

10.8	Release and Settlement Agreement, dated as of June 12, 2015, by and between Pareteum de Mexico, S.A.P.I. de C.V., Pareteum Europe Holding BV, and Pareteum Corporation, and Iusacell, S.A., de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 16, 2015).

10.9	Severance Agreement, dated as of November 16, 2015, between Pareteum Corporation and Steven van der Velden (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 17, 2015).

10.10	Form of Subscription Agreement issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 24, 2015).

10.11	Form of 9% Unsecured Subordinated Convertible Promissory Note issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 24, 2015).

10.12	Amended and Restated Pareteum Corporation 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14 A filed on November 21, 2013).

10.13	Amendment No. 2 to the Amended and Restated Pareteum Corporation 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14 A filed on August 11, 2014).

10.14	Subscription Agreement (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated September 9, 2016).

10.15	Form of Share Purchase Agreement dated September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 6, 2016).

10.16	Promissory Note dated September 30, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated October 6, 2016).

10.17	License Agreement dated September 30, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated October 6, 2016).

10.18	Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 3, 2016).

10.19	Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 21, 2016).

10.20	Amended and Restated Credit Agreement, dated as of December 27, 2016, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 29, 2016).

10.21	Reaffirmation Agreement, dated as of December 27, 2016, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor Pareteum North America Corp., from time to time party hereto as Guarantors and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 29, 2016).

10.22	Letter Agreement, dated as of March 6, 2017, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 7, 2017).

10.23	Agreement, dated March 30, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 31, 2017).

10.24	Amendment, dated March 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated April 6, 2017).

10.25	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 17, 2017).

10.26	Pareteum Corporation 2017 Long-Term Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14 A filed on July 27, 2017). (**)

10.27	Placement Agency Agreement, dated October 5, 2017, between Pareteum Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 5, 2017).

10.28	Form of Share Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 19, 2017).

10.29	Form of Strategic Alliance Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated October 19, 2017).

10.30	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 1, 2017).

10.31	Form of Placement Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated December 1, 2017).

21.1	Subsidiaries of the Registrant (*)

23.1	Consent public accounting firm Squar Milner, LLP (*)

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document. (*)

101.SCH	XBRL Taxonomy Extension Schema Document. (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)

*	Filed Herewith
**	Employee Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pareteum Corporation

By:	/s/ Robert H. Turner
Name:	Robert H. Turner
Title:	Executive Chairman
(Principal Executive Officer)

Date:	March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Robert H. Turner	Executive Chairman	March 30, 2018
Robert H. Turner	(Principal Executive Officer)

/s/ Victor Bozzo	Chief Executive Officer	March 30, 2018
Victor Bozzo

/s/ Edward O’Donnell	Chief Financial Officer	March 30, 2018
Edward O’Donnell	(Principal Financial and Accounting Officer)

/s/ Yves van Sante	Director	March 30, 2018
Yves van Sante

/s/ Luis Jimenez-Tuñon	Director	March 30, 2018
Luis Jimenez-Tuñon

/s/ Laura Thomas	Director	March 30, 2018
Laura Thomas

