Form 10-Q
period 2018-03-31
PARETEUM Corp
filed 2018-05-11
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Yes  ☐    No  ☒

As of May 10, 2018, there were 51,572,586 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,758,871	$13,537,899
Restricted cash	229,774	199,776
Accounts receivable, net of an allowance for doubtful accounts of $0 at March 31, 2018 and $90,173 at December 31, 2017	1,954,495	2,058,284
Prepaid expenses and other current assets	1,153,742	900,369
Total current assets	19,096,882	16,696,328

NON-CURRENT ASSETS

OTHER ASSETS	93,729	91,267

NOTE RECEIVABLE	601,583	594,520

PROPERTY AND EQUIPMENT, NET	4,176,199	4,713,710

LONG TERM INVESTMENTS	3,230,208	3,230,208

TOTAL ASSETS	$27,198,601	$25,326,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	$2,286,345	$1,978,726
Net billings in excess of revenues	316,040	242,986
Accrued expenses and other payables	4,841,163	5,250,130
9%Unsecured Subordinate Convertible Promissory Note (current portion net of Debt Discount and Debt Issuance)	118,813	66,000
Total current liabilities	7,562,361	7,537,842

LONG TERM LIABILITIES
Derivative liabilities	1,911,381	1,597,647
Other long term liabilities	137,465	151,163
Unsecured Convertible Promissory Note (net of Debt Discount and Debt Issuance)	600,743	617,848
Total long term liabilities	2,649,589	2,366,658
Total liabilities	10,211,950	9,904,500

Commitments and Contingencies (See Notes)

STOCKHOLDERS’ EQUITY

Common Stock $0.00001 par value, 500,000,000 shares authorized, 51,046,394 issued and outstanding as of March 31, 2018 and 46,617,093 shares issued and outstanding as of December 31, 2017	324,866,254	321,271,437
Accumulated other comprehensive loss	(6,202,289)	(6,306,691)
Accumulated deficit	(301,677,314)	(299,543,213)
Total stockholders’ equity	16,986,651	15,421,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,198,601	$25,326,033

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	March 31,	March 31,
	2018	2017
REVENUES	$4,112,570	$2,794,943

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	1,194,523	841,903
Product development	726,845	284,694
Sales and marketing	688,998	319,487
General and administrative	2,296,852	2,365,388
Restructuring charges	73,600	129,229
Depreciation and amortization of fixed and intangibles assets	965,290	843,783
Total cost and operating expenses	5,946,108	4,784,484

LOSS FROM OPERATIONS	(1,833,538)	(1,989,541)

OTHER INCOME (EXPENSE)
Interest income	42,672	39,136
Interest expense	(63,758)	(517,143)
Interest expense related to debt discount and conversion feature	(29,566)	(1,049,236)
Amortization of deferred financing costs	(6,142)	(196,113)
Changes in derivative liabilities	(313,733)	1,920,881
Gain on Extinguishment of Debt	-	463,345
Other income, net	69,546	36,818
Total other (expense) income	(300,981)	697,688

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,134,519)	(1,291,853)
(Benefit) Provision for income taxes	(418)	1,287
NET LOSS	(2,134,101)	(1,293,140)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	104,402	(26,820)
COMPREHENSIVE LOSS	$(2,029,699)	$(1,319,960)

Net loss per common share and equivalents - basic	$(0.04)	$(0.14)

Net loss per common share and equivalents - diluted	$(0.04)	$(0.14)

Weighted average shares outstanding during the period - basic	50,062,434	9,322,228

Weighted average shares outstanding during the period - diluted	50,062,434	9,322,228

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,134,101)	$(1,293,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	965,290	843,783
Provision for doubtful accounts	-	4,451
Stock based compensation	1,077,625	818,286
Change in fair value of warrant liability	313,733	(1,920,881)
Amortization of deferred financing costs	6,142	196,113
Interest expense relating to debt discount and conversion feature	29,566	1,049,236
(Gain) on Extinguishment of Debt	-	(463,345)
Changes in operating assets and liabilities:
Decrease in accounts receivable	110,684	4,343
(Increase) in prepaid expenses, deposits and other assets	(319,733)	(209,030)
Increase in accounts payable and customer deposits	307,619	370,494
Decrease (increase) in Net billings in excess of revenues and deferred revenue	54,885	(6,755)
(Decrease) in accrued expenses and other payables	(383,139)	(631,611)
Net cash provided by (used in) operating activities	28,571	(1,238,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(433,749)	(30,924)
Net cash (used in) investing activities	(433,749)	(30,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants and options	2,489,329	-
Repayments on other long term loans	(17,105)	-
Increase in short term loans	52,813	-
Financing related fees	-	(368,726)
Gross Proceeds from public offering	-	3,500,000
Principal repayment Senior Secured Loan	-	(1,500,000)
Net cash provided by financing activities	2,525,037	1,631,274

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	131,111	221,306
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,250,970	583,600
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	13,737,675	1,495,207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$15,988,645	$2,078,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$(4,937)	$319,328
Conversions of notes include accelerated amortization	$-	$801,549
Amendments to warrants and convertible notes	$-	$2,344,948
Conversions of convertible notes	$-	$774,424

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

UNAUDITED

Note 1. Financial Condition

As reflected in the accompanying consolidated financial statements, Pareteum Corporation (“Pareteum,” the “Company,” “we,” “us,” or “our”) (NYSE American: TEUM) reported a loss of $2,134,101 for the period ended March 31, 2018 and had an accumulated deficit of $301,667,314 as of March 31, 2018.

The Company’s financial statements through March 31, 2018 were materially impacted by several warrant exercises.

Warrant Exercises

Through March 31, 2018, 4,817,784 warrants were exercised on a cash and a cashless basis pursuant to which 4,250,748 shares of common stock were issued and a total of $2,489,329 was received by the Company.

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

Basis of Presentation of Interim Periods

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our 2017 Annual Report on Form 10-K filed with the SEC on March 30, 2018, referred to as our 2017 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 1, “Business and Summary of Significant Accounting Policies,” of our 2017 Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2018.

Use of Estimates

The preparation of the accompanying consolidated financial statements conforms with accounting principles generally accepted in the U.S. and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant areas of estimates include revenue recognition, intangible assets, bad debt allowance, valuation of financial instruments, useful lives of long lived assets and share-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Reclassification

Certain reclassifications have been made to the Company’s consolidated financial statements for the prior years to conform to the current year presentation. Such reclassifications had no impact on net loss or net cash flows.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 8 for further details.

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Prepaid expenses and other current assets	March 31,	December 31,
	2018	2017
Prepaid expenses	$775,522	$576,277
VAT	378,220	324,092
	$1,153,742	$900,369

Property and equipment	March 31,	December 31,
	2018	2017
Furniture and fixtures	$139,857	$139,857
Computer, communications and network equipment	17,056,998	17,020,421
Software	3,067,072	2,899,794
Automobiles	10,744	10,744
Software development	430,289	398,654
Acc. Depreciation Property & Equipment	(16,528,761)	(15,755,760)
	$4,176,199	$4,713,710

Accrued expenses and other payables	March 31,	December 31,
	2018	2017
Accrued selling, general and administrative expenses	$3,050,315	$3,463,800
Accrued cost of service	444,255	413,942
Accrued taxes (including VAT)	889,374	877,366
Accrued interest payable	100,513	96,801
Other accrued expenses	356,706	398,221
	$4,841,163	$5,250,130

Breakdown of the Unsecured Convertible Promissory Notes (net of debt discounts)	Outstanding March 31, 2018	Closing(s) during 2018	Regular Amortizations (during 2018)	Conversions (during 2018) including accelerated amortization	December 31, 2017
9% Unsecured Convertible Note (Private Offering Q4- 2015 – Q1-2016	$(118,813)	$-	$(52,813)	$-	$(66,000)
9% Saffelberg Note (Unsecured Convertible)	(600,743)	-	17,105	-	(617,848)
	$(719,556)	$-	$(35,708)	$-	$(683,848)

Fair Market Value Warrants & Conversion Feature	FMV as of March 31, 2018	Additional closings during 2018	Agreement Amendments/ Conversions/ FX effect	Mark to market adjustment Ytd-2018	FMV as of December 31, 2017

9% Convertible Note - Other Investor	$1,706,484	$-	$-	$279,581	$1,426,903
FMV Conversion Feature	$1,706,484	$-	$-	$279,581	$1,426,903

9% Convertible Note Warrants - Other Investor	$204,896	$-	$-	$34,152	$170,744
FMV Warrant Liabilities	$204,896	$-	$-	$34,152	$170,744

Total	$1,911,380	$-	$-	$313,733	$1,597,647

Outstanding numbers of Dilutive Derivatives

The outstanding number of dilutive derivatives developed as per below movement schedule for the first quarter of 2018.

Number of underlying shares for Warrants & Conversion Features	Outstanding March 31, 2018	Agreement Amendments / Interest effects	Exercises / Conversions / Expirations	Outstanding December 31, 2017

9% Convertible Note - Investors	61,282	253	-	61,029
9% Convertible Note - Other Investor	859,943	-	-	859,943
Outstanding Conversion Features	921,225	253	-	920,972

13%+Eurodollar Senior Secured	-	-	(2,400,000)	2,400,000
2017 Registered Public Offering	1,141,500	-	(134,300)	1,275,800
Investor Management Services	710,000	-	-	710,000
9% Convertible Note Warrants	520,373	-	-	520,373
2013 Convertible Notes	140,000	-	-	140,000
Other 9% Convertible Note Warrants	96,520	-	-	96,520
2017 Registered Public Offering Agent Warrants	110,279	-	(63,888)	174,167
9% Convertible Note 7% Agent Warrants	66,230	-	-	66,230
Nov-2017 Underwriter Agreement Investor Warrants	592,900	-	(2,245,596)	2,838,496
Nov-2017 Underwriter Agreement Agent Warrants	1,634,918	-	-	1,634,918
Dec-2017 SPA Investor Warrants	7,151,146	-	-	7,151,146
Dec-2017 SPA Agent warrants	357,557	-	-	357,557
Preferred Share Conversion Warrants	731,798	-	-	731,798
Preferred Share issuance 8% Agent Warrants	38,827	-	-	38,827
Outstanding Warrants	13,292,048	-	(4,843,784)	18,135,832

Total	14,213,273	253	(4,843,784)	19,056,804

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

There were no transfers in or out of level 3 during the three months ended March 31, 2018.

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

The following table summarizes fair value measurements by level as of March 31, 2018 for and the Company’s liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$1,706,485	$1,706,485
Warrant Liabilities	-	-	204,896	204,896
Total Derivatives Liabilities	$-	$-	$1,911,381	$1,911,381

The Company used the Monte Carlo valuation model to determine the value of the outstanding warrants and conversion feature from the “Offering”. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company hired a third party valuation expert.

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares common stock. The Company had 51,046,394 shares of common stock issued and outstanding as of March 31, 2018, an increase of 4,429,301 shares from December 31, 2017, largely due to warrant exercises.

(B) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at March 31, 2018 (unaudited) and December 31, 2017 have been recorded and classified as equity is 13,195,528 and 18,039,312 respectively. As of March 31, 2018 and December 31, 2017, the Company has recorded 96,520, in the balance sheet for the liability warrants issued in connection with the various offerings in last year ending. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.45. The table below summarizes the warrants outstanding as of March 31, 2018 and as of December 31, 2017:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	March 31, 2018	December 31, 2017
Equity Warrants - Fundraising	$1.05 - $5.375	2018 - 2023	13,195,528	18,039,312
Liability Warrants - Fundraising	$0.8418	2021	96,520	96,520
			13,292,048	18,135,832

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan and 2017 Long-Term Incentive Compensation Plan

Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”)

Total Authorized under the plan	2,240,000
Shares issued in prior years	1,074,824
Shares issued during 2018	-
Options exercised during 2018	-
Outstanding options	253,933
Available for grant at March 31, 2018 (Registered and Unregistered)	911,243

During the first quarter of 2018, no shares were issued or options granted under the 2008 Plan.

Stock option activity is set forth below for the 2008 Plan:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	1,128,384	$9.40
Cancelled January 1, 2018	(786,697)	$6.33
Forfeitures (Pre-vesting)	(175)	$3.07
Expirations (Post-vesting)	(87,579)	$25.60
Outstanding as of March 31, 2018	253,933	$13.34

At March 31, 2018, due to all unvested options being canceled as part of reorganization, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was $0, compared to $1,332,127 for the same period in 2017.

2017 Long-Term Incentive Compensation Plan (“2017 Plan”)

Total Authorized under the plan (Shareholders)	6,500,000
Total Registered under the plan (S-8 dated June 14, 2017 and April 13, 2018)	6,500,000
Shares issued under the plan	1,552,095
Reserved for Time-conditioned share awards	1,518,096
Reserved for outstanding Options	1,899,800
Available for grant at March 31, 2018 (Registered & Unregistered)	1,530,009

During the first quarter of 2018, no shares were issued or options granted under the 2017 Plan.

Stock option activity is set forth below for the 2017 Plan:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	1,899,800	$	NA
Granted in 2018	-		$1.00
Forfeitures (Pre-vesting)	(28,000)		$1.00
Expirations (Post-vesting)	-	$	NA
Outstanding as of March 31, 2018	1,871,800		$1.00

At March 31, 2018, the unrecognized expense portion of stock-based awards granted to employees under the 2017 Plan was $465,513, without comparison for the same period in 2017, as the 2017 Plan was only implemented recently.

Under the provisions of ASC 718, expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net provision for income taxes:

	March 31,
	2018	2017
Net Provision for income taxes	$(418)	$1,287

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

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31
	2018	2017
Two largest customers	85.5%	97.0%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended
	March 31
	2018	2017
Europe	82.5%	97.1%
All other (non-European) countries	17.5	2.9
	100.0%	100.0%

Note 9. Revenues

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a net increase to opening retained earnings of $107,520 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our installation revenues that were previously deferred for which the performance obligation was determined to be complete as of the date of adoption. The impact to revenues to be recognized for the quarter ended March 31, 2018 was a decrease of $107,520 as a result of applying Topic 606, relating to the aforementioned installation revenues and an increase to the accumulated deficit.

The impact to previously reported net billings in excess of revenue as a result of ASC Topic 606 is as follows:

	As of
	December 31, 2017
	Reported	Adjusted
Net billings in excess of revenue	$242,986	$135,466
Total revenues	$13,547,507	$13,547,507

Revenue Recognition

Our revenues represent amounts earned for our mobile and security solutions. Our solutions take many forms but our revenue generally consists of fixed and/or variable charges for services delivered monthly under a combined services and SaaS model. We also offer discrete (one-time) services for implementation and for development of specific functionality to properly service our customers.

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended
	March 31,
	2018	2017 (1)
Monthly Service	$3,291,882	$2,637,827
Installation and Software Development	820,688	157,116
Total revenues	$4,112,570	$2,794,943

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Monthly services revenues are recognized at a point in time and amounted to $3,291,882 for the period ended March 31, 2018. Installation and software development revenues are recognized over time and amounted to $820,688 for the period ended March 31, 2018.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers

Three Months Ended
March 31,
	2018	2017 (1)
Europe	$ 3,391,882	$ 2,713,191
Other geographic areas	720,688	81,752
Total revenues	$ 4,112,570	$ 2,794,943

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Monthly Service Revenues

The Company’s performance obligations in a monthly SaaS and service offerings are simultaneously received and consumed by the customer and therefore, are recognized over time. For recognition purposes, we do not unbundle such services into separate performance obligations as their pattern of transfer does not differ. The Company typically bills its customer at the end of each month, with payment to be received shortly thereafter. The fees charged may include a combination of fixed and variable charges with the variable charges tied to the number of subscribers or some other measure of volume. Although the consideration may be variable, the volumes are easily estimable at the time of billing, with “true-up” adjustments occurring in the subsequent month. As such adjustments have not historically been material, no amounts of variable consideration are subject to constraint.

Installation and Software Development Revenues

The Company’s other revenues consist generally of installation and development projects.

Installation represents the activities necessary for a customer to obtain access and connectivity to the Company’s monthly SaaS and service offerings. While installation may require separate phases, it represents one promise within the context of the contract.

Development consists of programming and other services to add new, additional or customized functionality to a customer’s existing service offerings. Each development activity is typically its own performance obligation.

Revenue is recognized over time if the installation and development activities create an asset that has no alternative use for which the Company is entitled to receive payment for performance completed to date. If not, then revenue is not recognized until the applicable performance obligation is satisfied.

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers.

Net Billings in Excess of Revenues

The Company records net billings in excess of revenues when payments are made or due in advance of our performance, including amounts which are refundable. The increase in net billings in excess of revenues of $73,054 for the three months ended March 31, 2018 is primarily driven by an increase in invoices due in advance of satisfying our performance obligations which was $316,040 as of March 31, 2018 compared to $242,986 for December 31, 2017.

Payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

Contract Assets

Given the nature of the Company’s services and contracts, it has no contract assets.

Note 10. Subsequent Events

On May 8, 2018, the Company entered into a software license agreement with iPass Inc. In exchange for perpetual access to certain licensed software for up to 25,000,000 authorized devices, the Company shall pay iPass Inc. a software license fee of $3,000,000 (which includes the first year annual maintenance fee of 20%). The Company shall pay iPass Inc. the software license fee in three increments of $1,000,000 by June 15, 2018, September 30, 2018 and December 31, 2018, respectively. An annual maintenance fee of $600,000 for support services and software updates will be paid to iPass Inc. by the Company annually beginning May 8, 2019 until the annual maintenance is not renewed.

On May 9, 2018, the Company entered into a securities purchase agreement with select accredited investors relating to a registered direct offering, issuance and sale (the “Offering”) of an aggregate of 2,440,000 shares of the Company’s common stock, $0.00001 par value per share, at a purchase price of $2.50 per share. The gross proceeds to the Company from the Offering, before deducting the Company’s estimated offering expenses, are expected to be approximately $6,100,000. On May 11, 2018, the Company closed on its previously announced public offering of common stock gross proceeds of $6,100,000. The public offering was a shelf takedown off of our registration statement on Form S-3 (File No. 333-213575). The offering was conducted pursuant to a securities purchase agreement (the “Purchase Agreement”), with select accredited investors, and a placement agency agreement (the “Placement Agreement”), between the Company and Dawson James Securities, Inc., the placement agent on a best-efforts basis with respect to the offerings (the “Placement Agent”), that were entered into on May 9, 2018. The Company sold 2,440,000 shares of common stock at a purchase price of $2.50 per share. The material terms of the offerings are described in a prospectus supplement which was filed by us with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 10, 2018. The Placement Agreement contains customary representations, warranties and agreements by us and the Placement Agent. We also agreed in the Placement Agreement to indemnify the Placement Agent against certain liabilities. Proceeds from the Offering shall be used for working capital and general corporate purposes.

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

Overview

Pareteum is a Cloud Communications Platform company with a mission - “to connect every person and every thing”™. With estimates of up to 30 billion devices to be managed and connected, the total available market is large.

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

Our solution has proven itself globally against much larger competitors and is installed in multiple companies in diverse countries around the world ranging from small service providers to one of the world’s largest telecoms companies, Vodafone, based in Europe. We had more than 2.22 million active connections on our platforms as of March 31, 2018.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2018.

Comparison of three months ended March 31, 2018 and March 31, 2017.

Revenue

Revenue for the three months ended March 31, 2018, was $4,112,570, a $1,317,627 or 47% increase compared to $2,794,943 for the comparable three months in 2017. Our deployments with existing customers continues to grow, new implementations are generating new revenues and new cloud based revenues were all factors in our revenue growth.

	Three months ended
	2018	2017	Variance
Revenues	$4,112,570	$2,794,943	$1,317,627

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

	Three months ended
	2018	2017	Variance
Revenues	$4,112,570	$2,794,943	$1,317,627
Cost of service (excluding depreciation and amortization)	1,194,523	841,903	352,620
Margin (excluding depreciation and amortization)	$2,918,047	$1,953,040	$965,007

Cost of service for the three-month period ended March 31, 2018 was $1,194,523, an increase of $352,620 or 42%, compared to $841,903 for the three-month period in 2017. This 42% increase in cost of service is in line with our 47% increase in revenue, as margins and additional costs associated from implementations for new clients have stayed relatively constant.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum business operating system network and intelligent network platform development and testing are included in this function.

Product development costs for the three-month periods ended March 31, 2018 and 2017 were $726,845 and $284,694, respectively, an increase of $442,151 or 155%. The increase is due to the overall expansion of our lines of business year over year.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three-month periods ended March 31, 2018 and 2017 were $688,998 and $319,487 respectively, an increase of $369,511 or 116%. This increase is a direct result of hiring new employees and allocating resources to growing our business.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the three-month period ended March 31, 2018 and 2017 were $2,296,852 and $2,365,388, respectively, a decrease of $68,536 or 3%.

Restructuring charges

Restructuring charges for the three months ended March 31, 2018 and 2017 were $73,600 and $129,229, a decrease of $55,629 or 43%.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 and 2017 Plan to staff and management;

•	the expensing of the shares issued under the 2008 and 2017 Plans to contractors, directors and executive officers in lieu of cash compensation; and

•	the expensing of restricted shares issued for consultancy services.

For the three-month period ended March 31, 2018 and 2017, we recognized share-based compensation expense of $1,077,625 and $818,286, respectively, an increase of $259,339 or 32%.

In the following table, we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	March 31,	March 31,
	2018	2017
Cost of service (excluding depreciation and amortization)	$24,377	$7,257
Product Development	42,432	16,340
Sales and Marketing	128,369	37,717
General and Administrative	856,543	756,972
Restructuring	25,904	-
Total	$1,077,625	$818,286

Depreciation and Amortization

Depreciation and amortization expenses for the three-month period ended March 31, 2018 was $965,290, an increase of $121,507 or 14%, compared to $843,783 for the same period in 2017. This was due to amortization of software development which was $198,260 for the current period.

Interest Income and Expense

Interest income for the three-month periods ended March 31, 2018 and 2017, was $42,672 and $39,136, respectively, an increase of $3,536 or 9%. Interest income mainly consists of interest accrued for the $1.0 million promissory note by ValidSoft held by the Company and interest charged to customers for extended payment terms.

Interest expense for the three-month periods ended March 31, 2018 and 2017, was $63,758 and $517,143, respectively, a decrease of $453,385 or 88%. Interest expense decreased mainly as the result of paying off all Senior Secured Debt during December of 2017.

Interest Expense Related to Debt Discount Accretion

For the three months ended March 31, 2018 and 2017, interest expenses related to debt discount accretion were $29,566 and $1,049,236, respectively a decrease of $1,019,670 or 97%. This decrease is mainly the result of paying off all Senior Secured Debt during December of 2017.

Amortization of Deferred Financing Costs

Amortization of Deferred Financing Costs for the three-month periods ended March 31, 2018 and 2017 was $6,142 and $196,113, respectively, a decrease of $189,971 or 97%. This decrease is mainly the result of paying off all Senior Secured Debt during December of 2017.

Changes in derivative liabilities

Changes in derivative liabilities for the three-month period ended March 31, 2018 was a loss of $313,733, a decrease of $2,234,614 or 116%, compared to a gain of $1,920,881 for the same period in 2017. This is due to the increase in our stock price, which increases the valuation of these derivative liabilities.

The fair market value of the more complex conversion feature and warrant liability was determined by a third-party valuation expert using a Monte-Carlo Simulation model.

Gain on extinguishment of debt

Gain on extinguishment of debt for the three-month periods ended March 31, 2018 and 2017 were $-0- and $463,345, respectively. The gain in the first quarter 2017 was the result of the conversions of 9% Unsecured Subordinated Convertible Promissory Notes.

Other Income, net

Other income for the three-month periods ended March 31, 2018 and 2017 were $69,546 and $36,818, respectively, an increase of $32,728 or 89%. This represents the unrealized exchange rate gains.

(Benefit) Provision Income taxes

Income tax benefit for the three-month period ended March 31, 2018 was $418, compared to a income tax provision of $1,287 for the same period in 2017.

Net Loss

Net loss for the three-month period ended March 31, 2018, was $2,134,101, an increase of $840,961 or 65%, compared to the loss of $1,293,140 for the same period in 2017. The increase in Net Loss was primarily due to the changes in derivative liabilities, which was a negative $2,234,614, as a result of the increased value as a result of the increase in our stock price.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a gain of $104,402 and a loss of $26,820 for the three-month periods ended March 31, 2018 and 2017, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net loss of $2,134,101 for the period ended March 31, 2018 and had an accumulated deficit of $301,677,314 as of March 31, 2018.

The cash balance including restricted cash of the Company at March 31, 2018 was $15,988,645.

Operating activities

	March 31, 2018	March 31, 2017

Net loss	$(2,134,101)	$(1,293,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	2,392,356	490,825
	258,255	(802,315)

Changes in operating assets and liabilities:	(229,684)	(435,741)
Net cash provided by (used in) operating activities	$28,571	$(1,238,056)

Net cash provided by operating activities of $28,571 for the period ended March 31, 2018 was due to a decrease in accounts receivable of $110,684, increase in accounts payable and customer deposits of $307,619, decrease in net billings in excess of revenues and deferred revenue of $54,885 and was partly offset by the increase of prepaid expenses, deposits and other assets of $319,733, decrease in accrued expenses and other payables of $383,138.

As a result of the above, cash provided by operating activities was $28,571 for the three months ended March 31, 2018 compared to net cash used in operating activities of $1,238,056 for the three months ended March 31, 2017 for an increase of $1,266,627 or 102%. This increase was due to an increases in non-cash expenses and accounts payable, as well as a decrease in accounts receivable.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2018 was $433,749, an increase of $402,825, or 1,303% compared to $30,924 in the same period in 2017. This change was mainly the result of software purchases of $167,278 and capitalized software development of $229,896 in 2018.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $2,525,037 and $1,631,274, respectively, an increase of $893,763 or 55%. This increase was due to warrant exercises and the absence of principal repayments on senior secured debt that was paid off in December of 2017.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents for the three-month period ended March 31, 2018 was $131,111, compared to $221,306 for the same period in 2017.

As a result of the above activities, for the three months ended March 31, 2018, we had cash, cash equivalents and restricted cash of $15,988,645, a net increase in cash and cash equivalents of $2,250,970 since December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” and other than this change and related update to the Company’s internal controls, there have been no additional changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently engaged in any active material litigation or regulatory proceedings and no such proceedings are contemplated. Nevertheless, from time to time, the Company may be subject to legal actions and claims in the ordinary course of business. We have previously received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves or our customers or partners by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 8, 2018, the Company entered into a software license agreement with iPass Inc. In exchange for perpetual access to certain licensed software for up to 25,000,000 authorized devices, the Company shall pay iPass Inc. a software license fee of $3,000,000 (which includes the first year annual maintenance fee of 20%). The Company shall pay iPass Inc. the software license fee in three increments of $1,000,000 by June 15, 2018, September 30, 2018 and December 31, 2018, respectively. An annual maintenance fee of $600,000 for support services and software updates will be paid to iPass Inc. by the Company annually beginning May 8, 2019 until the annual maintenance is not renewed.

On May 11, 2018, the Company closed on its previously announced public offering of common stock gross proceeds of $6,100,000. The public offering was a shelf takedown off of our registration statement on Form S-3 (File No. 333-213575). The offering was conducted pursuant to a securities purchase agreement (the “Purchase Agreement”), with select accredited investors, and a placement agency agreement (the “Placement Agreement”), between the Company and Dawson James Securities, Inc., the placement agent on a best-efforts basis with respect to the offerings (the “Placement Agent”), that were entered into on May 9, 2018. The Company sold 2,440,000 shares of common stock at a purchase price of $2.50 per share. The material terms of the offerings are described in a prospectus supplement which was filed by us with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 10, 2018. The Placement Agreement contains customary representations, warranties and agreements by us and the Placement Agent. We also agreed in the Placement Agreement to indemnify the Placement Agent against certain liabilities.

Item 6. Exhibits

(a)	Exhibits

10.1	Software License Agreement, dated May 8, 2018, by and between iPass Inc. and Pareteum Corporation

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2	Certification of the principal accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARETEUM CORPORATION

Date: May 11, 2018	By	/s/ Robert H. Turner
Robert H. Turner
Executive Chairman
(Principal Executive Officer)

Date: May 11, 2018	By	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer
(Principal Financial and Accounting Officer)

