Form 10-Q
period 2018-06-30
PARETEUM Corp
filed 2018-08-13
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐    No  ☒

As of August 13, 2018, there were 60,263,228 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$19,205,252	$13,537,899
Restricted cash	229,083	199,776
Accounts receivable, net of an allowance for doubtful accounts of $0 at June 30, 2018 and $90,173 at December 31, 2017	3,852,866	2,058,284
Prepaid expenses and other current assets	1,174,617	900,369
Total current assets	24,461,818	16,696,328

NON-CURRENT ASSETS

OTHER ASSETS	89,245	91,267

NOTE RECEIVABLE	595,502	594,520

PROPERTY AND EQUIPMENT, NET	4,680,006	4,713,710

LONG TERM INVESTMENTS	3,230,208	3,230,208

TOTAL ASSETS	$33,056,779	$25,326,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	$2,568,505	$1,978,726
Net billings in excess of revenues	258,904	242,986
Accrued expenses and other payables	3,697,831	5,250,130
9% Unsecured Subordinate Convertible Promissory Note (current portion net of Debt Discount and Debt Issuance)	134,013	66,000
Total current liabilities	6,659,253	7,537,842

LONG TERM LIABILITIES
Derivative liabilities	-	1,597,647
Other long term liabilities	118,481	151,163
Unsecured Convertible Promissory Note (net of Debt Discount and Debt Issuance)	622,023	617,848
Total long term liabilities	740,504	2,366,658
Total liabilities	7,399,757	9,904,500

Commitments and Contingencies (See Notes)

STOCKHOLDERS’ EQUITY

Common Stock $0.00001 par value, 500,000,000 shares authorized, 55,656,115 issued and outstanding as of June 30, 2018 and 46,617,093 shares issued and outstanding as of December 31, 2017	331,959,299	321,271,437
Accumulated other comprehensive loss	(6,281,426)	(6,306,691)
Accumulated deficit	(300,020,851)	(299,543,213)
Total stockholders’ equity	25,657,022	15,421,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,056,779	$25,326,033

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months Ended June 30,		Six months Ended June 30,
	2018	2017	2018	2017
REVENUES	$6,003,180	$3,239,175	$10,115,750	$6,034,118

COST AND OPERATING EXPENSES
Cost of service	1,779,882	945,687	2,974,405	1,787,590
Product development	753,931	273,512	1,480,776	558,206
Sales and marketing	652,442	370,795	1,341,440	690,282
General and administrative	2,214,070	1,490,838	4,510,922	3,856,226
Restructuring and settlement costs	5,592	458,877	79,193	588,106
Depreciation and amortization	994,318	872,693	1,959,609	1,716,476
Total cost and operating expenses	6,400,235	4,412,402	12,346,345	9,196,886

(LOSS) FROM OPERATIONS	(397,055)	(1,173,227)	(2,230,595)	(3,162,768)

OTHER INCOME/ (EXPENSE)
Interest income	43,193	54,900	85,865	94,036
Interest expense	(99,708)	(406,041)	(163,467)	(923,184)
Interest expense related to debt discount and conversion feature	(30,272)	(293,362)	(59,838)	(1,342,598)
Changes in derivative liabilities	1,597,647	-	1,283,914	1,920,881
Gain on Extinguishment of Debt	-	-	-	463,345
Other income	567,710	433,658	637,255	470,476
Amortization of deferred financing costs	(6,209)	(26,510)	(12,351)	(222,623)
Total other income/ (expense)	2,072,361	(237,355)	1,771,378	460,333

INCOME/ (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,675,306	(1,410,582)	(459,217)	(2,702,435)
Provision/ (benefit) for income taxes	18,842	(67,782)	18,424	(66,495)
NET INCOME/ (LOSS)	1,656,464	(1,342,800)	(477,641)	(2,635,940)

OTHER COMPREHENSIVE INCOME / (LOSS)
Foreign currency translation (loss) /income	(79,137)	16,169	25,266	(10,651)
COMPREHENSIVE INCOME/ (LOSS)	$1,577,327	$(1,326,631)	$(452,375)	$(2,646,591)

Net income/ (loss) per common share and equivalents - basic	$0.03	$(0.10)	$(0.01)	$(0.24)

Net income/ (loss) per common share and equivalents - diluted	$0.03	$(0.10)	$(0.01)	$(0.24)

Weighted average shares outstanding during the period – basic	53,348,376	12,910,929	51,714,482	11,132,580

Weighted average shares outstanding during the period – diluted	64,741,232	12,910,929	51,714,482	11,132,580

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(477,641)	$(2,635,940)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,959,609	1,716,476
Provision for doubtful accounts	-	6,378
Stock based compensation	1,771,580	1,123,293
Change in fair value of warrant liability	(1,283,914)	(1,920,881)
Amortization of deferred financing costs	12,351	222,623
Interest expense relating to debt discount and conversion feature	59,838	1,342,598
Unrealized foreign currency transaction loss	-	(470,476)
Payables settled by issuance of shares	86,778	473,692
(Gain) on Extinguishment of Debt	-	(463,345)
Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	(1,851,046)	359,013
(Increase) / Decrease in prepaid expenses, deposits and other assets	(351,046)	444,262
Increase in accounts payable and customer deposits	606,393	466,013
Increase / (Decrease) in Net billings in excess of revenues and deferred revenue	22,627	(412,929)
(Decrease) in accrued expenses and other payables	(1,508,005)	(1,061,893)
Net cash (used in) operating activities	(952,476)	(811,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, and capitalized software	(1,877,477)	(332,630)
Net cash (used in) investing activities	(1,877,477)	(332,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants and options	3,070,110	-
Repayments on other long term loans	(32,682)	-
Financing related fees	(653,000)	(364,941)
Gross Proceeds from public offering	6,100,000	3,500,000
Principal repayment Senior Secured Loan	-	(1,750,000)
Net cash provided by financing activities	8,484,428	1,385,059

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	42,185	(294,918)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,696,660	(53,605)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	13,737,675	1,495,207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$19,434,335	$1,441,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash received/ (paid) during the period for interest	$43,193	$(336,193)
Cash paid during the period for taxes	-	895
NON-CASH FINANCING ACTIVITIES:
Conversion of notes including accelerated amortization into common shares	-	801,549
Conversions of convertible notes	1,911,380	774,424
Amendment to warrants and convertible notes into common shares	313,733	2,344,948

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

UNAUDITED

Note 1. Financial Condition

As reflected in the accompanying consolidated financial statements, Pareteum Corporation (“Pareteum,” the “Company,” “we,” “us,” or “our”) (NYSE American: TEUM) reported a comprehensive loss of $452,375 for the six month period ended June 30, 2018 and had an accumulated deficit of $300,020,851 as of June 30, 2018.

The Company’s financial statements through June 30, 2018 were materially impacted by several warrant exercises.

Warrant Exercises

From January 1, 2018 through June 30, 2018, 7,403,536 warrants were exercised on a cash and a cashless basis pursuant to which 5,914,270 shares of common stock were issued and a gross total of $3,070,110 was received by the Company.

Public Offering

On May 9, 2018, the Company entered into a securities purchase agreement with select accredited investors relating to a registered direct offering, issuance and sale of an aggregate of 2,440,000 shares of the Company’s common stock, $0.00001 par value per share, at a purchase price of $2.50 per share.

The Shares are being issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 that was filed with the Securities and Exchange Commission on September 9, 2016, as amended October 21, 2016 and November 10, 2016, and declared effective November 14, 2016 (File No. 333-213575). The Company will file a prospectus supplement related to the registered direct offering dated May 9, 2018.

The gross proceeds to the Company from the Offering, before deducting the Company’s estimated offering expenses, are expected to be approximately $6,100,000. Proceeds from the Offering shall be used for working capital and general corporate purposes.

Dawson James Securities, Inc. acted as placement agent on a best-efforts basis in connection with the Offering, pursuant to a placement agency agreement that was entered into on May 9, 2018.

Acquisitions

On July 31, 2018, the Company filed a prospectus, following the filing of a registration statement on Form S-3, announcing the resale of an aggregate of 7,151,146 shares of common stock, par value $0.00001 per share, issuable upon the exercise of warrants issued to investors in a private placement offering conducted by the Company and closed on December 5, 2017. On July 25, 2018, the last reported sale price of the Company’s common stock on the New York Stock Exchange was $2.93 per share. The selling stockholders may offer all or part of the shares for resale from time to time through public or private transactions, at either prevailing market prices or at privately negotiated prices. The Company has paid all of the registration expenses incurred in connection with the registration of the shares, but the Company will not pay any of the selling commissions, brokerage fees or related expenses.

On August 3, 2018, the Company filed a DEFM14A (the “Proxy Statement”), announcing the proposed acquisition of Artilium plc, a public limited company registered in England and Wales (“Artilium”). In connection with the proposed acquisition, Artilium shareholders would be entitled to receive, for each Artilium ordinary share held by such shareholders, 1.9 pence in cash and 0.1016 new shares of the Company’s common stock, resulting in the issuance of an aggregate of approximately 37,852,076 new shares of the Company’s common stock. Following the transaction, Artilium shareholders will own approximately 35.14% of the Company’s fully diluted common stock and the Company would acquire the entire issued and to be issued ordinary shares of Artilium.

Further, under the Proxy Statement, the Company announced its proposed 2018 Long-Term Incentive Compensation Plan, including the reservation of eight million (8,000,000) shares of common stock with a 15% annual increase to the total number of reserved shares thereunder.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 1, “Business and Summary of Significant Accounting Policies,” of our 2017 Annual Report. There have been no material changes to our significant accounting policies during the six months ended June 30, 2018.

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

Reclassification

Certain reclassifications have been made to the Company’s consolidated financial statements for the prior years to conform to the current year presentation. Such reclassifications had no impact on net income/ (loss) or net cash flows.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 9 for further details.

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

	June 30,	December 31,
Prepaid expenses and other current assets	2018	2017
Prepaid Expenses - Other	$569,761	$576,277
Prepaid Expenses - Professional Services	230,816	-
VAT	374,040	324,092
	$1,174,617	$900,369

	June 30,	December 31,
Property and equipment	2018	2017
Furniture and fixtures	$139,857	$139,857
Computer, communications and network equipment	17,110,130	17,020,421
Software	4,039,554	2,899,794
Automobiles	10,744	10,744
Software development	619,566	398,654
Acc. Depreciation Property & Equipment	(17,239,845)	(15,755,760)
	$4,680,006	$4,713,710

	June 30,	December 31,
Accrued expenses and other payables	2018	2017
Accrued selling, general and administrative expenses	$1,842,921	$3,463,800
Accrued cost of service	545,389	413,942
Accrued taxes (including VAT)	804,417	877,366
Accrued interest payable	183,821	96,801
Other accrued expenses	321,283	398,221
	$3,697,831	$5,250,130

	Outstanding June 30, 2018	Closing(s) during 2018	Regular Amortizations (during 2018)	Conversions (during 2018) including accelerated amortization	December 31, 2017
9% Unsecured Convertible Note (Private Offering Q4- 2015 – Q1-2016	$(134,013)	$-	$(30,038)	$-	$(103,975)
9% Saffelberg Note (Unsecured Convertible)	(622,023)	-	(42,151)	-	(579,873)

	$(756,036)	$-	$(72,189)	$-	$(683,848)

On June 29, 2018, the Company amended the Saffelberg Investments N.V. (“Saffelberg”) convertible note dated August 18, 2016 with principal of $723,900 removing Sections 4(d)(iii) and (iv) and amended the August 18, 2016 Warrant removing Sections 2(c) and (d). These changes removed the elements that generated the derivative liabilities and related expense from the convertible note and warrant.

On June 29, 2018, the Company entered into a term sheet with Saffelberg agreeing to (i) pay the balance and interest of the September 7, 2017 repayment agreement in the amount of $262,735 on July 11, 2018, (ii) convert at $2.37 per share on July 11, 2018 the August 18, 2016 $723,900 convertible note and accrued interest into 387,913 common shares, (iii) adjust the price of the 96,250 warrants to $2.37 on July 11, 2018 and (iv) register converted 387,913 common shares, the 96,250 warrant and other shares held by Saffelberg in the next registration statement.

Fair Market Value Warrants & Conversion Feature	FMV as of June 30, 2018	Additional closings during 2018	Agreement Amendments/ Conversions/ FX effect	Mark to market adjustment Ytd-2018	FMV as of December 31, 2017

9% Saffelberg Note (Unsecured Convertible)	$-	$-	$(1,706,484)	$279,581	$1,426,903
FMV Conversion Feature	$-	$-	$(1,706,484)	$279,581	$1,426,903

9% Convertible Note Warrants - Saffelberg	$-	$-	$(204,896)	$34,152	$170,744
FMV Warrant Liabilities	$-	$-	$(204,896)	$34,152	$170,744

Total	$-	$-	$(1,911,380)	$313,733	$1,597,647

Outstanding numbers of Dilutive Derivatives

The outstanding number of derivatives developed as per below movement schedule for the second quarter of 2018.

Number of underlying shares for Warrants & Conversion Features	Outstanding June 30, 2018	Agreement Amendments / Interest effects	Exercises / Conversions / Expirations	Outstanding December 31, 2017

9% Convertible Note - Investors	61,556	527	-	61,029
9% Convertible Note - Saffelberg	387,913	(472,030)	-	859,943
Outstanding Conversion Features	449,469	(471,503)	-	920,972

13%+Eurodollar Senior Secured	-	-	(2,400,000)	2,400,000
2017 Registered Public Offering	508,970	-	(766,830)	1,275,800
Investor Management Services	710,000	-	-	710,000
9% Convertible Note Warrants	520,373	-	-	520,373
2013 Convertible Notes	140,000	-	-	140,000
Other 9% Convertible Note Warrants	96,520	-	-	96,520
2017 Registered Public Offering Agent Warrants	110,279	-	(63,888)	174,167
9% Convertible Note 7% Agent Warrants	66,230	-	-	66,230
Oct-2017 Shelf take Down Agent Warrants	843	74,750	(73,907)	-
Nov-2017 Underwriter Agreement Investor Warrants	168,819	-	(2,669,677)	2,838,496
Nov-2017 Underwriter Agreement Agent Warrants	982,744	-	(652,174)	1,634,918
Dec-2017 SPA Investor Warrants	6,374,086	-	(777,060)	7,151,146
Dec-2017 SPA Agent warrants	357,557	-	-	357,557
May-2018 Public Offering Agent Warrants	122,000	122,000	-	-
Preferred Share Conversion Warrants	731,798	-	-	731,798
Preferred Share issuance 8% Agent Warrants	38,827	-	-	38,827
Outstanding Warrants	10,929,046	196,750	(7,403,536)	18,135,832

Total	11,378,515	(274,753)	(7,403,536)	19,056,804

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

The remaining derivative liabilities were transferred out of level 3 during the six months ended June 30, 2018.

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

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares common stock. The Company had 55,656,115 shares of common stock issued and outstanding as of June 30, 2018, an increase of 9,039,022 shares from December 31, 2017, due to warrant exercises (5,914,270), equity fund raises (2,453,400), non-cash compensation for board and management (502,970), advisors (123,553) and settlement of debt (44,829).

(B) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at June 30, 2018 (unaudited) and December 31, 2017 have been recorded and classified as equity is 10,929,046 and 18,039,312 respectively. As of June 30, 2018 and December 31, 2017, the Company has recorded zero and $96,520 respectively, in the balance sheet for the liability warrants issued in connection with the various offerings in the previous and current year. The Company successfully renegotiated the terms of the related ‘liability warrants’ and such amended terms resulted in the elimination of the derivative conditions. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $1.71. The table below summarizes the warrants outstanding as of June 30, 2018 and as of December 31, 2017:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	June 30, 2018	December 31, 2017
Equity Warrants - Fundraising	$1.05 - $5.375	2018 - 2023	10,929,046	18,039,312
Liability Warrants - Fundraising	NA	2021	-	96,520
			10,929,046	18,135,832

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan and 2017 Long-Term Incentive Compensation Plan

Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”)

Total Authorized under the plan	2,240,000
Shares issued in prior years	1,074,824
Outstanding options	251,266
Available for grant at June 30, 2018 (Registered and Unregistered)	913,910

During the second quarter of 2018, no shares were issued or options granted under the 2008 Plan.

Stock option activity is set forth below for the 2008 Plan:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	1,128,384	$9.40
Cancelled January 1, 2018	(786,697)	$6.33
Forfeitures (Pre-vesting)	(175)	$3.07
Expirations (Post-vesting)	(90,246)	$25.60
Outstanding as of June 30, 2018	251,266	$13.18

At June 30, 2018, due to all unvested options being canceled as part of reorganization, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was $0, compared to $843,467 for the same period in 2017.

2017 Long-Term Incentive Compensation Plan (“2017 Plan”)

Total Authorized under the plan (Shareholders)	6,500,000
Total Registered under the plan (S-8 dated June 14, 2017 and April 13, 2018)	6,500,000
Shares issued under the plan	2,071,417
Reserved for Time-conditioned share awards	1,102,086
Reserved for outstanding Options	3,251,000
Available for grant at June 30, 2018 (Registered & Unregistered)	75,497

During the second quarter of 2018, 1,419,000 shares were issued or options granted under the 2017 Plan.

Stock option activity is set forth below for the 2017 Plan:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	1,899,800		$1.00
Granted in 2018	1,419,000		$2.49
Forfeitures (Pre-vesting)	(67,800)		$1.00
Expirations (Post-vesting)	-	$	NA
Outstanding as of June 30, 2018	3,251,000		$1.65

At June 30, 2017 and 2018, the unrecognized expense portion of stock-based awards granted to employees under the 2017 Plan was $0 and $3,248,852, respectively.

Under the provisions of ASC 718, expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income taxes

Income Taxes

The following table presents details of the net provision (benefit) for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Provision for income taxes	18,842	(67,782)	18,424	(66,495)

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities based upon an expected annual tax rate.

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Two largest customers	75.0%	96.5%	79.3%	95.7%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Europe	59.4%	90.2%	67.8%	93.4%
All other (non-European) countries	40.6%	9.8%	32.2%	6.6%
	100%	100%	100%	100%

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

We recorded a net increase to opening retained earnings of $107,520 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our installation revenues that were previously deferred for which the performance obligation was determined to be complete as of the date of adoption. The impact to revenues to be recognized for the six months ended June 30, 2018 was a decrease of $107,520 as a result of applying Topic 606, relating to the aforementioned installation revenues and an increase to the accumulated deficit.

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

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017 (1)
Monthly Service	$4,277,289	$3,003,786	$7,772,831	$5,641,620
Installation and Software Development	1,725,891	235,389	2,342,919	392,498
Total revenues	$6,003,180	$3,239,175	$10,115,750	$6,034,118

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Monthly services revenues are recognized at a point in time and amounted to $7,772,831 for the period ended June 30, 2018. Installation and software development revenues are recognized over time and amounted to $2,342,919 for the period ended June 30, 2018.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017 (1)
Europe	$3,563,089	$2,928,429	$7,772,831	$5,641,620
Other geographic areas	2,440,091	310,746	2,342,919	392,498
Total revenues	$6,003,180	$3,239,175	$10,115,750	$6,034,118

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Monthly Service Revenues

The Company’s performance obligations in a monthly SaaS and service offerings are simultaneously received and consumed by the customer and therefore, are recognized over time. For recognition purposes, we do not unbundle such services into separate performance obligations. The Company typically bills its customer at the end of each month, with payment to be received shortly thereafter. The fees charged may include a combination of fixed and variable charges with the variable charges tied to the number of subscribers or some other measure of volume. Although the consideration may be variable, the volumes are easily estimable at the time of billing, with “true-up” adjustments occurring in the subsequent month. As such adjustments have not historically been material, no amounts of variable consideration are subject to constraint.

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

Net Billings in Excess of Revenues

The Company records net billings in excess of revenues when payments are made or due in advance of our performance, including amounts which are refundable. The increase in net billings in excess of revenues of $15,918 for the six months ended June 30, 2018 is primarily driven by an increase in invoices due in advance of satisfying our performance obligations which was $258,904 as of June 30, 2018 compared to $242,986 for December 31, 2017.

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

Note 10. Subsequent Events

On July 31, 2018, the Company filed a prospectus, following the filing of a registration statement on Form S-3, announcing the resale of an aggregate of 7,151,146 shares of common stock, par value $0.00001 per share, issuable upon the exercise of warrants issued to investors in a private placement offering conducted by the Company and closed on December 5, 2017. On July 25, 2018, the last reported sale price of the Company’s common stock on the New York Stock Exchange was $2.93 per share. The selling stockholders may offer all or part of the shares for resale from time to time through public or private transactions, at either prevailing market prices or at privately negotiated prices. The Company has paid all of the registration expenses incurred in connection with the registration of the shares, but the Company will not pay any of the selling commissions, brokerage fees or related expenses.

On August 3, 2018, the Company filed a DEFM14A (the “Proxy Statement”), announcing the proposed acquisition of Artilium plc, a public limited company registered in England and Wales (“Artilium”). In connection with the proposed acquisition, Artilium shareholders would be entitled to receive, for each Artilium ordinary share held by such shareholders, 1.9 pence in cash and 0.1016 new shares of the Company’s common stock, resulting in the issuance of an aggregate of approximately 37,852,076 new shares of the Company’s common stock. Following the transaction, Artilium shareholders will own approximately 35.14% of the Company’s fully diluted common stock and the Company would acquire the entire issued and to be issued ordinary shares of Artilium.

Further, under the Proxy Statement, the Company announced its proposed 2018 Long-Term Incentive Compensation Plan, including the reservation of eight million (8,000,000) shares of common stock with a 15% annual increase to the total number of reserved shares thereunder.

On August 6, 2018, the Company entered into an Increased Independent Director Duties & Fee Proposal Agreement (the “Agreement”) between the Company and Mr. Yves van Sante, an independent director of the Company. The Agreement provides for certain compensation to be paid to Mr. van Sante, including the following: $105,000 to be paid to Mr. van Sante in consideration of his current duties and annual remuneration; $75,000 to be paid to Mr. van Sante in consideration of his performance of additional duties relating to Pareteum’s forecasted future global operations in Asia and Europe; and $120,000 to be paid to Mr. van Sante as a one-off extraordinary service bonus award in consideration of extraordinary service to the Company during 2017 and 2018.

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

Overview

Pareteum is an award-winning global Cloud Communications Platform company with a mission: “to connect every person and every thing”.™ Customers use Pareteum’s award-winning Communications-Platform-as-a-Service (CPaaS) and software solutions to to energize their growth and profitability through cloud communication services and complete turnkey solutions featuring relevant content, applications, and connectivity worldwide. We provide a single software solution, fully enabling and securing cloud communications, connections and transactions, regardless of users’ location or network. With estimates of up to 30 billion devices to be managed, connected and intelligently leveraged, there are numerous large addressable markets for our Communications-Platform-as-a-Service (CPaaS) solutions.

Pareteum’s customers include Enterprises of all sizes, Communication Service Providers (CSPs), Internet of Things (IoT) and other software and application developers, manufacturers and brand-marketing companies. These customers use Pareteum to energize their growth and profitability through cloud-based communication services featuring relevant content, applications, and connectivity worldwide.

Our proprietary and patent-protected software enablement platforms are connected to 53 international mobile networks in 76 countries using multiple different communications protocols including IP, mobile telephony, data, SMS, VOIP, OTT services. We support 64+ million Wi-Fi hotspots in 180+ countries through our strategic alliance with iPass. We also have over 1,200 GSMA and CDMA connectivity interconnect relationships - and counting! Pareteum integrates all these disparate software enablement methods and services and brings them to life for customers and application developers, allowing communications to become value-added, using simple Application Program Interfaces (APIs). It is our strategy to enable open mobility, applications, software and developer exchange through our APIs. Our API toolkits allow customers and developers to connect to previously hard to access networks and communications services. In other words, Pareteum’s software enablement solutions remove the commercial and technical barriers to all forms of connectivity allowing our customers to create new and interesting solutions and revenue opportunities all over the world. The simplicity of our “SuperAPI” allows our customers and developers to iterate, test and refine new ideas and business cases on our Customer Success Platform. Our strategy involves supporting “any device… any network… anytime” and for our customers a key advantage is to “pay as you go @ The Speed of Need”, leveraging the advantages of scale and elasticity of cloud-computing, for communications and connectivity. This represents a major strategic shift for many industries, from telecommunications providers to the disruptive software and big data enterprises of today and the future.

Our software enablement solutions have proven themselves globally against much larger competitors and are deployed in multiple companies in diverse countries around the world ranging from small service providers to one of the world’s largest telecoms companies, Vodafone. We had more than 2.7 million active connections on our platforms as of June 30, 2018. We expect this number to grow rapidly through our own aggressive sales growth, as well as through our acquisition strategy, which includes the planned close of our acquisition of Artilium plc later this year.

The vast majority of our global Cloud Communications Platform is comprised of our self-developed software and services, which provide our customers with a great deal of flexibility in how they use our products now and in the future and allows us to be market-driven in our future. Our customers are able, with Pareteum, to deliver award winning mobile enablement without heavy capex investment in proprietary mobile or telecom infrastructure. Our software and services partners (technologies integrated into our cloud) include solutions from HPE, IBM, Sonus, Oracle, Microsoft, NetNumber, Affirmed, iPass and Artilium and other world class technology providers.

Our integrated communications and software enablement solutions increasingly leverage the latest developments in deep neural networks (DNN), predictive analytics and machine-learning (ML) and artificial intelligence (AI) and we see this trend growing and are competing aggressively to bring the maximum commercial value from these techniques. All this is complemented through enabling a new set of features such as distributed ledger (blockchain) functionality and cashless settlements through cryptocurrencies – in all cases, positioning our customers’ business ahead of market disruption and growth.

The Pareteum Cloud Communications Platform and software increasingly also targets new and growing sectors from IoT (Internet of Things), Data Analytics, Smart Cities, and Application-developer markets - each in need of mobile platforms, management and connectivity. These sectors need Communications-as-a-Service (CaaS), which Pareteum delivers. Our solutions have received industry acclaim.

Pareteum is a mission focused company empowering every person and every “thing” to be globally connected, applying our philosophy of ANY DEVICE, ANY NETWORK, ANYWHERE™.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the six months ended June 30, 2018.

Comparison of three months ended June 30, 2018 and June 30, 2017.

Revenue

Revenue for the three months ended June 30, 2018, was $6,003,180, a $2,764,005 or 85% increase compared to $3,239,175 for the comparable three months in 2017. Our deployments with existing customers continues to grow, new implementations are generating new revenues and new cloud based revenues were all factors in our revenue growth.

	Three months ended June 30,
	2018	2017	Variance
Revenues	$6,003,180	$3,239,175	$2,764,005

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

	Three months ended June 30,
	2018	2017	Variance
Revenues	$6,003,180	$3,239,175	$2,764,005
Cost of service (excluding depreciation and amortization)	1,779,882	945,687	834,195
Margin (excluding depreciation and amortization)	$4,223,298	$2,293,488	$1,929,810

Cost of service for the three-month period ended June 30, 2018 was $1,779,882, an increase of $834,195 or 88%, compared to $945,687 for the three-month period in 2017. This 88% increase in cost of service is in line with our 85% increase in revenue, as margins and additional costs associated from implementations for new clients have stayed relatively constant.

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

Product development costs for the three-month periods ended June 30, 2018 and 2017 were $753,931 and $273,512, respectively, an increase of $480,419 or 176%. The increase is due to the overall expansion of our lines of business year over year.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three-month periods ended June 30, 2018 and 2017 were $652,442 and $370,795 respectively, an increase of $281,647 or 76%. This increase is a direct result of hiring new employees and allocating resources to growing our business.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the three-month period ended June 30, 2018 and 2017 were $2,214,070 and $1,490,838, respectively, an increase of $723,232 or 49%. This increase is primarily the results of increased travel, legal, accounting, and marketing costs.

Restructuring charges

Restructuring charges for the three months ended June 30, 2018 and 2017 were $5,592 and $458,877, a decrease of $453,285 or 99%, as a result of most restructuring activities being completed in 2017.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 and 2017 Plan to staff and management;

•	the expensing of the shares issued under the 2008 and 2017 Plans to contractors, directors and executive officers in lieu of cash compensation; and

•	the expensing of restricted shares issued for consultancy services.

For the three-month period ended June 30, 2018 and 2017, we recognized share-based compensation expense of $693,955 and $305,007, respectively, an increase of $388,948 or 128%. Insignificant adjustments were made in the three-month period ending June 30, 2018 relating to the forfeiture of certain options that were conformed with amounts previously recognized in 2018.

In the following table, we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	Three months ended June 30,
	2018	2017
Cost of service (excluding depreciation and amortization)	$(13,122)	$(3,436)
Product Development	(25,845)	803
Sales and Marketing	(39,430)	28,848
General and Administrative	772,352	278,792
Restructuring	-	-
Total	$693,955	$305,007

Depreciation and Amortization

Depreciation and amortization expenses for the three-month period ended June 30, 2018 was $994,318, an increase of $121,625 or 14%, compared to $872,693 for the three-month period ended June 30, 2017. This was due to an increase in amortization of software development which was $227,102 for the current period.

Interest Income and Expense

Interest income for the three-month periods ended June 30, 2018 and 2017, was $43,193 and $54,900, respectively, a decrease of $11,707 or 21%. Interest income mainly consists of interest accrued for the $1.0 million promissory note by ValidSoft held by the Company and interest charged to customers for extended payment terms.

Interest expense for the three-month periods ended June 30, 2018 and 2017, was $99,708 and $406,041, respectively, a decrease of $306,333 or 75%. Interest expense decreased mainly as the result of paying off all Senior Secured Debt during December of 2017.

Interest Expense Related to Debt Discount Accretion

For the three months ended June 30, 2018 and 2017, interest expenses related to debt discount accretion were $30,272 and $293,362, respectively a decrease of $263,090 or 90%. This decrease is mainly the result of paying off all Senior Secured Debt during December of 2017.

Amortization of Deferred Financing Costs

Amortization of Deferred Financing Costs for the three-month periods ended June 30, 2018 and 2017 was $6,209 and $26,510, respectively, a decrease of $20,301 or 77%. This decrease is mainly the result of paying off all Senior Secured Debt during December of 2017.

Changes in derivative liabilities

Changes in derivative liabilities for the three-month period ended June 30, 2018 was a gain of $1,597,647, an increase of $1,597,647, compared to $-0- for the same period in 2017. This is due to renegotiated terms and removal of the remaining outstanding derivative liability elements, the Company accounted for any effects of the amended terms through the profit and loss account for the changes in the fair value of the occurring this year and the remainder of the fair market value of the amendment on previous year derivative liability balance through equity.

The fair market value of the more complex conversion feature and warrant liability was determined by a third-party valuation expert using a Monte-Carlo Simulation model.

Other Income, net

Other income for the three-month periods ended June 30, 2018 and 2017 were $567,710 and $433,658, respectively, an increase of $134,052 or 31%. This represents the unrealized exchange rate gains and an adjustment to liabilities that are no longer deemed obligations.

(Benefit) Provision Income taxes

Income tax provision for the three-month period ended June 30, 2018 was $18,842, compared to an income tax benefit of $67,782 for the same period in 2017. The tax provision was calculated based upon an expected annual tax rate.

Net Income

Net income for the three-month period ended June 30, 2018, was $1,656,464, an increase of $2,999,264 or 223%, compared to the loss of $1,342,800 for the same period in 2017. The increase in Net Income was primarily due to an increase in revenues of $2,764,005, decrease of interest and debt discount expenses for an aggregate amount of $589,724 as a result of the repayment of our senior secured loan at the end of 2017, a gain on the change in fair value in derivative liabilities for an amount of $1,597,647 and an increase of other income of $134,052.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a loss of $79,137 and a gain of $16,169 for the three-month periods ended June 30, 2018 and 2017, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Comparison of six months ended June 30, 2018 and June 30, 2017.

Revenue

Revenue for the six months ended June 30, 2018, was $10,115,750, a $4,081,632 or 68% increase compared to $6,034,118 for the comparable six months in 2017. Our deployments with existing customers continues to grow, new implementations are generating new revenues and new cloud based revenues were all factors in our revenue growth.

	Six months ended June 30,
	2018	2017	Variance
Revenues	$10,115,750	$6,034,118	$4,081,632

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

	Six months ended June 30,
	2018	2017	Variance
Revenues	$10,115,750	$6,034,118	$4,081,632
Cost of service (excluding depreciation and amortization)	2,974,405	1,787,590	1,186,815
Margin (excluding depreciation and amortization)	$7,141,345	$4,246,528	$2,894,817

Cost of service for the six-month period ended June 30, 2018 was $2,974,405, an increase of $1,186,815 or 66%, compared to $1,787,590 for the three-month period in 2017. This 66% increase in cost of service is in line with our 68% increase in revenue, as margins and additional costs associated from implementations for new clients have stayed relatively constant.

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

Product development costs for the six-month periods ended June 30, 2018 and 2017 were $1,480,776 and $558,206, respectively, an increase of $922,570 or 165%. The increase is due to the overall expansion of our lines of business year over year.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the six-month periods ended June 30, 2018 and 2017 were $1,341,440 and $690,282 respectively, an increase of $651,158 or 94%. This increase is a direct result of hiring new employees and allocating resources to growing our business.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the six-month period ended June 30, 2018 and 2017 were $4,510,922 and $3,856,226, respectively, a increase of $654,696 or 17%.

Restructuring charges

Restructuring charges for the six months ended June 30, 2018 and 2017 were $79,193 and $588,106, a decrease of $508,913 or 87%, as a result of most restructuring activities being completed in 2017.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 and 2017 Plan to staff and management;

•	the expensing of the shares issued under the 2008 and 2017 Plans to contractors, directors and executive officers in lieu of cash compensation and awards; and

•	the expensing of restricted shares issued for consultancy services.

For the six-month period ended June 30, 2018 and 2017, we recognized share-based compensation expense of $1,771,580 and $1,123,293, respectively, an increase of $648,287 or 58%.

In the following table, we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	June 30,	June 30,
	2018	2017
Cost of service (excluding depreciation and amortization)	$11,254	$3,821
Product Development	16,587	17,143
Sales and Marketing	88,939	66,565
General and Administrative	1,628,896	1,035,764
Restructuring	25,904	-
Total	$1,771,580	$1,123,293

Depreciation and Amortization

Depreciation and amortization expenses for the six-month period ended June 30, 2018 was $1,959,609, an increase of $243,133 or 14%, compared to $1,716,476 for the same period in 2017. This was due to amortization of software development which was $414,504 for the current period and a decrease in depreciation expense due to certain assets having been fully depreciated in a prior period.

Interest Income and Expense

Interest income for the six-month periods ended June 30, 2018 and 2017, was $85,865 and $94,036, respectively, a decrease of $8,171 or 9%. Interest income mainly consists of interest accrued for the $1.0 million promissory note by ValidSoft held by the Company and interest charged to customers for extended payment terms.

Interest expense for the six-month periods ended June 30, 2018 and 2017, was $163,467 and $923,184, respectively, a decrease of $759,717 or 82%. Interest expense decreased mainly as the result of paying off all Senior Secured Debt during December of 2017.

Interest Expense Related to Debt Discount Accretion

For the six months ended June 30, 2018 and 2017, interest expenses related to debt discount accretion were $59,838 and $1,342,598, respectively a decrease of $1,282,760 or 96%. This decrease is mainly the result of paying off all Senior Secured Debt during December of 2017.

Amortization of Deferred Financing Costs

Amortization of Deferred Financing Costs for the six-month periods ended June 30, 2018 and 2017 was $12,351 and $222,623, respectively, a decrease of $210,272 or 94%. This decrease is mainly the result of paying off all Senior Secured Debt during December of 2017.

Changes in derivative liabilities

Changes in derivative liabilities for the six-month period ended June 30, 2018 was $1,283,914, a decrease of $637,967 or 33%, compared to a change of $1,920,881 for the same period in 2017. During 2017 the change was the result of renegotiating and elimination of the derivative feature of certain outstanding warrants and convertible notes, also during 2018 we renegotiated terms of the remaining outstanding derivative liabilities, the company accounted for any effects of the amended terms through the profit and loss account for the changes in the fair value of the occurring this year and the remainder of the fair market value of the amendment on previous year derivative liability balance through equity.

Our derivative liabilities as of June 30, 2018 are $0, so no quarterly calculations will need to be made, in the past these fair market valuations for the conversion features and warrant liabilities were determined by a third-party valuation expert using a Monte-Carlo Simulation model.

Other Income, net

Other income for the six-month periods ended June 30, 2018 and 2017 were $637,255 and $470,476, respectively, an increase of $166,779 or 35%. This represents the unrealized exchange rate gains and an adjustment to liabilities for no longer deemed obligations.

(Benefit) Provision Income taxes

Income tax provision for the six-month period ended June 30, 2018 was $18,424, compared to an income tax benefit of $66,495 for the same period in 2017. The tax provision was calculated based upon an expected annual tax rate.

Net Loss

Net loss for the six-month period ended June 30, 2018, was $477,641, a decrease of $2,158,299 or 82%, compared to the loss of $2,635,940 for the same period in 2017. The decrease in net loss was primarily due to an increase in revenues of $4,081,632, a decrease of interest and debt discount expenses for an aggregate amount of $2,252,749 due to the repayment of our senior secured loan, an increase of other income of $166,779, and a change in derivative liabilities of $637,967.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a gain of $25,266 and a loss of $10,651 for the six-month periods ended June 30, 2018 and 2017, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net loss of $477,641 for the period ended June 30, 2018 and had an accumulated deficit of $300,020,851 as of June 30, 2018.

The cash balance including restricted cash of the Company at June 30, 2018 was $19,434,335.

Operating activities

Net cash used in operating activities of $952,476 for the six-month period ended June 30, 2018 was due to an increase in accounts payable and customer deposits of $606,393, an increase in net billings in excess of revenues and deferred revenue of $22,627, and was partly offset by the increase in accounts receivable of $1,851,046, an increase of prepaid expenses, deposits and other assets of $351,046, and a decrease in accrued expenses and other payables of $1,508,004.

As a result of the above, cash used in operating activities was $952,476 for the six months ended June 30, 2018 compared to net cash used in operating activities of $811,116 for the six months ended June 30, 2017 for a decrease of $141,360 or 15%. This increase was due to an increase in non-cash expenses and accounts payable, and offset by an increase in accounts receivable.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2018 was $1,877,477, an increase of $1,544,847, or 464% compared to $332,630 in the same period in 2017. This change was mainly the result of software purchases of $1,218,305 and capitalized software development of $635,416 in 2018.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $8,484,428 and $1,385,059, respectively, an increase of $7,099,369 or 513%. This increase was due to an increase of short term loans, proceeds from public offerings and the absence of principal repayments on senior secured debt that was paid off in December of 2017.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents for the six-month period ended June 30, 2018 was a gain of $42,185, compared to a loss of $294,918 for the same period in 2017.

As a result of the above activities, for six months ended June 30, 2018, we had cash, cash equivalents and restricted cash of $19,434,335, a net increase in cash and cash equivalents of $5,696,660 since December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” and other than this change and related update to the Company’s internal controls, there have been no additional changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 29, 2018, the Company amended the Saffelberg Investments N.V. (“Saffelberg”)  convertible note dated August 18, 2016 with principal of $723,900 removing Sections 4(d)(iii) and (iv) and will separately amended the August 18, 2016 Warrant removing Sections 2(c) and (d). This amendment removed the elements that generated the derivative liabilities and related expense from the convertible note and warrant.

On June 29, 2018, the Company entered into a term sheet with Saffelberg agreeing to (i) pay the balance and interest of the September 7, 2017 repayment agreement in the amount of $262,735 on July 11, 2018, (ii) convert at $2.37 per share on July 11, 2018 the August 18, 2016 $723,900 convertible note and accrued interest into 387,913 common shares, (iii) adjust the price of the 96,250 warrants to $2.37 on July 11, 2018 and (iv) register converted 387,913 common shares, the 96,250 warrant and other common stock equivalents held by Saffelberg in the next registration statement.

On July 31, 2018, the Company filed a prospectus, following the filing of a registration statement on Form S-3, announcing the resale of an aggregate of 7,151,146 shares of common stock, par value $0.00001 per share, issuable upon the exercise of warrants issued to investors in a private placement offering conducted by the Company and closed on December 5, 2017. On July 25, 2018, the last reported sale price of the Company’s common stock on the New York Stock Exchange was $2.93 per share. The selling stockholders may offer all or part of the shares for resale from time to time through public or private transactions, at either prevailing market prices or at privately negotiated prices. The Company has paid all of the registration expenses incurred in connection with the registration of the shares, but the Company will not pay any of the selling commissions, brokerage fees or related expenses.

On August 3, 2018, the Company filed a DEFM14A (the “Proxy Statement”), announcing the proposed acquisition of Artilium plc, a public limited company registered in England and Wales (“Artilium”). In connection with the proposed acquisition, Artilium shareholders would be entitled to receive, for each Artilium ordinary share held by such shareholders, 1.9 pence in cash and 0.1016 new shares of the Company’s common stock, resulting in the issuance of an aggregate of approximately 37,852,076 new shares of the Company’s common stock. Following the transaction, Artilium shareholders will own approximately 35.14% of the Company’s fully diluted common stock and the Company would acquire the entire issued and to be issued ordinary shares of Artilium.

Further, under the Proxy Statement, the Company announced its proposed 2018 Long-Term Incentive Compensation Plan, including the reservation of eight million (8,000,000) shares of common stock with a 15% annual increase to the total number of reserved shares thereunder.

On August 6, 2018, the Company entered into an Increased Independent Director Duties & Fee Proposal Agreement (the “Agreement”) between the Company and Mr. Yves van Sante, an independent director of the Company. The Agreement provides for certain compensation to be paid to Mr. van Sante, including the following: $105,000 to be paid to Mr. van Sante in consideration of his current duties and annual remuneration; $75,000 to be paid to Mr. van Sante in consideration of his performance of additional duties relating to Pareteum’s forecasted future global operations in Asia and Europe; $120,000 to be paid to Mr. van Sante in common stock of the Company, having a par value of $0.00001 per share, as a one-off extraordinary service bonus award in consideration of extraordinary service to the Company during 2017 and 2018.

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

PARETEUM CORPORATION

Date: August 13, 2018	By	/s/ Robert H. Turner
Robert H. Turner
Executive Chairman
(Principal Executive Officer)

Date: August 13, 2018	By	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer
(Principal Financial and Accounting Officer)

