Form 10-Q
period 2018-09-30
PARETEUM Corp
filed 2018-11-14
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

000-30061

(Commission file No.)ont

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

 Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 13, 2018, there were 97,287,561 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The financial information set forth below with respect to the financial statements as of September 30, 2018 and 2017 and for the three and nine month periods ended September 30, 2018 and 2017 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018 (Unaudited)	2017 (Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$18,434,576	$13,537,899
Restricted cash	429,776	199,776
Accounts receivable, net of an allowance for doubtful accounts of $349,589 at September 30, 2018 and $90,173 at December 31, 2017	7,200,014	2,058,284
Prepaid expenses and other current assets	943,224	900,369
Total current assets	27,007,590	16,696,328

NON-CURRENT ASSETS

OTHER ASSETS	39,067	91,267

NOTE RECEIVABLE	587,695	594,520

PROPERTY AND EQUIPMENT, NET	3,944,659	4,713,710

LONG TERM INVESTMENTS	3,230,208	3,230,208

TOTAL ASSETS	$34,809,219	$25,326,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	$2,795,981	$1,978,726
Net billings in excess of revenues	122,906	242,986
Accrued expenses and other payables	3,891,454	5,250,130
9% Unsecured Subordinate Convertible Promissory Note (current portion net of Debt Discount and Debt Issuance)	90,308	66,000
Total current liabilities	6,900,649	7,537,842

LONG TERM LIABILITIES
Derivative liabilities	-	1,597,647
Other long term liabilities	94,999	151,163
Unsecured Convertible Promissory Note (net of Debt Discount and Debt Issuance)	-	617,848
Total long term liabilities	94,999	2,366,658
Total liabilities	6,995,648	9,904,500

Commitments and Contingencies (See Notes)

STOCKHOLDERS’ EQUITY

Common Stock $0.00001 par value, 500,000,000 shares authorized, 61,120,240 issued and outstanding as of September 30, 2018 and 46,617,093 shares issued and outstanding as of December 31, 2017	341,157,837	321,271,437
Accumulated other comprehensive loss	(6,303,005)	(6,306,691)
Accumulated deficit	(307,041,261)	(299,543,213)
Total stockholders’ equity	27,813,571	15,421,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,809,219	$25,326,033

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
REVENUES	$8,007,734	$3,498,688	$18,123,484	$9,532,807

COST AND OPERATING EXPENSES
Cost of service	2,128,683	791,334	5,103,088	2,578,925
Product development	765,723	497,078	2,246,499	1,055,285
Sales and marketing	842,743	412,881	2,184,183	1,103,162
General and administrative	8,127,982	1,578,960	12,638,904	5,435,187
Restructuring and acquisition costs	1,994,511	253,014	2,073,704	841,120
Depreciation and amortization	998,857	1,432,712	2,958,466	3,149,188
Total cost and operating expenses	14,858,499	4,965,979	27,204,844	14,162,867

(LOSS) FROM OPERATIONS	(6,850,765)	(1,467,291)	(9,081,360)	(4,630,060)

OTHER (EXPENSE) / INCOME
Interest income	49,972	41,964	135,837	136,000
Interest expense	(111,311)	(421,392)	(274,778)	(1,344,576)
Interest expense related to debt discount and conversion feature	(115,414)	(205,842)	(175,252)	(1,548,440)
Changes in derivative liabilities	-	-	1,283,914	1,920,881
(Loss) / Gain on Extinguishment of Debt	-	(299,511)	-	163,834
Other income	35,452	216,002	672,706	686,478
Amortization of deferred financing costs	(8,757)	(25,595)	(21,108)	(248,218)
Total other (expense) / income	(150,058)	(694,374)	1,621,319	(234,041)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,000,823)	(2,161,665)	(7,460,041)	(4,864,101)
Provision for income taxes	19,583	147,640	38,007	81,144
NET (LOSS)	(7,020,406)	(2,309,305)	(7,498,048)	(4,945,245)

OTHER COMPREHENSIVE (LOSS) / INCOME
Foreign currency translation (loss) /income	(21,580)	2,139	3,686	(8,512)
COMPREHENSIVE (LOSS)	$(7,041,986)	$(2,307,166)	$(7,494,362)	$(4,953,757)

Net (loss) per common share and equivalents - basic	$(0.12)	$(0.16)	$(0.14)	$(0.41)

Net (loss) per common share and equivalents - diluted	$(0.12)	$(0.16)	$(0.14)	$(0.41)

Weighted average shares outstanding during the period – basic	59,314,867	14,304,340	54,275,784	12,201,452

Weighted average shares outstanding during the period – diluted	59,314,867	14,304,340	54,275,784	12,201,452

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,498,048)	$(4,945,245)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,958,466	3,149,188
Provision for doubtful accounts	-	6,378
Stock based compensation	7,409,592	1,508,535
Change in fair value of warrant liability	(1,283,914)	(1,920,881)
Amortization of deferred financing costs	21,108	248,218
Interest expense relating to debt discount and conversion feature	175,252	1,548,440
Shares issued for services	249,548	524,465
(Gain) on extinguishment of debt	-	(163,834)
Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	(5,077,689)	272,928
(Increase) / Decrease in prepaid expenses and other current assets	(27,699)	755,036
Increase in accounts payable and customer deposits	798,573	274,030
(Decrease) in net billings in excess of revenues and deferred revenue	(127,683)	(639,550)
(Decrease) in accrued expenses and other payables	(1,421,435)	(2,027,324)
Net cash (used in) operating activities	(3,823,929)	(1,409,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, and capitalized software	(2,189,415)	(538,245)
Net cash (used in) investing activities	(2,189,415)	(538,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants and options	5,683,354	1,150,000
Repayments on other long term loans	(60,894)	(10,813)
Principal repayment Senior Secured Loan	-	(2,000,000)
Financing related fees	(632,900)	(592,590)
Gross Proceeds from public offering	6,100,000	3,500,000
Net cash provided by financing activities	11,089,560	2,046,597

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	50,461	(195,643)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,126,677	(96,907)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	13,737,675	1,495,207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$18,864,352	$1,398,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash received during the period for interest	$109,265	$136,000
Cash paid during the period for interest	96,030	906,590
Cash paid during the period for taxes	-	2,359
NON-CASH FINANCING ACTIVITIES:
Conversion of preferred stock	-	2,143,196
Conversion of convertible notes	1,911,380	281,944
Amendment to warrants and convertible notes	-	2,704,574

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

UNAUDITED

Note 1. Financial Condition

As reflected in the accompanying consolidated financial statements, Pareteum Corporation (“Pareteum,” the “Company,” “we,” “us,” or “our”) (Nasdaq: TEUM) reported a comprehensive loss of $7,494,362 for the nine-month period ended September 30, 2018 and had an accumulated deficit of $307,041,261 as of September 30, 2018.

The Company’s financial statements through September 30, 2018 were materially impacted by several warrant exercises, stock-based compensation, and costs associated with the Artilium plc acquisition that was finalized on October 1, 2018.

Warrant Exercises

From January 1, 2018 through September 30, 2018, 13,929,364 warrants were exercised on a cash and a cashless basis pursuant to which 10,428,047 shares of common stock were issued and a gross total of $5,683,354 was received by the Company.

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

July 2018 Registration Statement

On July 31, 2018, the Company filed a prospectus, following the filing of a registration statement on Form S-3, announcing the resale of an aggregate of 7,151,146 shares of common stock, par value $0.00001 per share, issuable upon the exercise of warrants issued to investors in a private placement offering conducted by the Company and closed on December 5, 2017. The selling stockholders may offer all or part of the shares for resale from time to time through public or private transactions, at either prevailing market prices or at privately negotiated prices. The Company has paid all of the registration expenses incurred in connection with the registration of the shares, but the Company will not pay any of the selling commissions, brokerage fees or related expenses. Cash warrant exercises of $5,683,354 have been received through September 30, 2018.

Acquisitions

On October 1, 2018 the Company completed its previously announced acquisition (the “Acquisition”) of all of the outstanding shares of Artilium plc, a public limited company registered in England and Wales (“Artilium”). Following the Acquisition, Artilium will operate as a wholly-owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and applications.

Proposed Acquisition of iPass, Inc.

On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iPass, Inc., a Delaware corporation (“iPass”) and TBR, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”).

Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) for any and all outstanding shares of common stock of iPass (the “iPass Common Stock”) for 1.17 shares of common stock of the Company per share of iPass Common Stock (the “Exchange Ratio”) for an aggregate of approximately 9,861,410 shares of the Company’s common stock (the “Offer Price”), without interest and subject to any required withholding for taxes, and Merger Sub will subsequently merge with and into iPass (the “Merger”). The Merger Agreement contemplates that, subject to iPass’ stockholders tendering and not withdrawing a majority of the outstanding shares of iPass stock in the exchange offer, the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, and iPass, as the surviving corporation, will become a wholly-owned subsidiary of the Company without any additional stockholder approval, and each issued and outstanding share of iPass Common Stock will be converted into the right to receive the Offer Price. No fractional shares of the Company will be issued to iPass stockholders; any fractional shares will be cancelled, and the balance paid to such stockholders in cash. The Company intends to fund the balance required for any fractional shares with cash on hand.

The Company, Merger Sub and iPass have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding the operation of the business of iPass, and to a lesser extent the Company, prior to the closing.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which, including all schedules, exhibits, attachments and annexes thereto, is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC as of November 13, 2018, and is incorporated herein by reference.

Note 2. Description of Business, Basis of Presentation and Use of Estimates

Business overview

Pareteum has developed a Communications Cloud Services Platform, providing (i) Mobility, (ii) Messaging and (iii) Security services and applications, with a Single-Sign-On, API and software development suite. The Pareteum platform hosts integrated IT/Back Office and Core Network functionality for mobile network operators, and for enterprises implement and leverage mobile communications solutions on a fully outsourced SaaS, PaaS and/or IaaS basis: made available either as an on-premise solution or as a fully hosted service in the Cloud depending on the needs of our customers. Pareteum also delivers an Operational Support System (“OSS”) for channel partners, with Application Program Interfaces (“APIs”) for integration with third party systems, workflows for complex application orchestration, customer support with branded portals and plug-ins for a multitude of other applications. These features facilitate and improve the ability of our channel partners to provide support and to drive sales. As of October 1, 2018, the Company now includes Artilium plc, which operates as a wholly-owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and applications.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 1, “Business and Summary of Significant Accounting Policies,” of our 2017 Annual Report. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2018.

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

Reclassification

Certain reclassifications have been made to the Company’s consolidated financial statements for the prior years to conform to the current year presentation. Such reclassifications had no impact on net (loss) or net cash flows.

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

Note 3. Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Prepaid Expenses and Other Current Assets	September 30,	December 31,
	2018	2017
Prepaid Expenses - Other	$556,595	$576,277
VAT	386,629	324,092
	$943,224	$900,369

Property and Equipment	September 30,	December 31,
	2018	2017
Furniture and fixtures	$139,857	$139,857
Computer, communications and network equipment	17,108,945	17,020,421
Software	4,101,293	2,899,794
Automobiles	10,744	10,744
Software development	1,232,108	398,654
Accumulated depreciation and amortization	(18,648,288)	(15,755,760)
	$3,944,659	$4,713,710

Accrued Expenses and Other Payables	September 30,	December 31,
	2018	2017
Accrued selling, general and administrative expenses	$2,092,784	$3,463,800
Accrued cost of service	318,477	413,942
Accrued taxes (including VAT)	1,354,286	877,366
Accrued interest payable	57,638	96,801
Other accrued expenses	68,269	398,221
	$3,891,454	$5,250,130

	Outstanding September 30, 2018	Closing(s) during 2018	Regular Amortizations (during 2018)	Conversions (during 2018) including accelerated amortization	December 31, 2017
9% Unsecured Convertible Note (Private Offering Q4- 2015 – Q1-2016	$(90,308)	$-	$(42,683)	$56,350	$(103,975)
9% Saffelberg Note (Unsecured Convertible)	-	-	(42,149)	622,022	(579,873)
	$(90,308)	$-	$(84,832)	$678,372	$(683,848)

On June 29, 2018, the Company amended the Saffelberg Investments N.V. (“Saffelberg”) convertible note dated August 18, 2016 with principal of $723,900 and amended the August 18, 2016 Warrant. These amendments removed the elements that generated the derivative liabilities and related expense from the convertible note and warrant.

On June 29, 2018, the Company entered into an agreement with Saffelberg agreeing to (i) pay the balance and interest of the September 7, 2017 repayment agreement, (ii) convert at $2.37 per share on July 11, 2018 the August 18, 2016 $723,900 convertible note and accrued interest into 387,913 common shares, (iii) adjust the strike price of the 96,250 warrants to a fixed amount of $2.37 on June 29, 2018 and (iv) register converted 387,913 common shares, the 96,250 warrant and other shares held by Saffelberg in the next registration statement.

Fair Market Value Warrants & Conversion Feature	FMV as of September 30, 2018	Additional closings during 2018	Agreement Amendments/ Conversions/ FX effect	Mark to market adjustment Ytd-2018	FMV as of December 31, 2017

9% Saffelberg Note (Unsecured Convertible)	$-	$-	$(1,706,484)	$279,581	$1,426,903
FMV Conversion Feature	$-	$-	$(1,706,484)	$279,581	$1,426,903

9% Convertible Note Warrants - Saffelberg	$-	$-	$(204,896)	$34,152	$170,744
FMV Warrant Liabilities	$-	$-	$(204,896)	$34,152	$170,744

Total	$-	$-	$(1,911,380)	$313,733	$1,597,647

Outstanding Numbers of Warrants

The outstanding number of warrants and activity for the nine months ended September 30, 2018 is listed in the schedule below.

Number of underlying shares for Warrants & Conversion Features	Outstanding September 30, 2018	Agreement Amendments / Interest effects	Exercises / Conversions / Expirations	Outstanding December 31, 2017

9% Convertible Note - Investors	39,321	584	(22,292)	61,029
9% Convertible Note - Saffelberg	-	(472,030)	(387,913)	859,943
Outstanding Conversion Features	39,321	(471,446)	(410,205)	920,972

13%+Eurodollar Senior Secured	-	-	(2,400,000)	2,400,000
2017 Registered Public Offering	508,970	-	(766,830)	1,275,800
Investor Management `Services	710,000	-	-	710,000
9% Convertible Note Warrants	520,373	-	-	520,373
2013 Convertible Notes	60,000	-	(80,000)	140,000
Other 9% Convertible Note Warrants	96,520	-	-	96,520
2017 Registered Public Offering Agent Warrants	23,334	-	(150,833)	174,167
9% Convertible Note 7% Agent Warrants	66,230	-	-	66,230
Oct-2017 Shelf take Down Agent Warrants	843	74,750	(73,907)	-
Nov-2017 Underwriter Agreement Investor Warrants	-	-	(2,838,496)	2,838,496
Nov-2017 Underwriter Agreement Agent Warrants	910,587	-	(724,331)	1,634,918
Dec-2017 SPA Investor Warrants	533,733	-	(6,617,413)	7,151,146
Dec-2017 SPA Agent warrants	-	-	(357,557)	357,557
May-2018 Public Offering Agent Warrants	122,000	122,000	-	-
Preferred Share Conversion Warrants	731,798	-	-	731,798
Preferred Share issuance 8% Agent Warrants	38,827	-	-	38,827
Outstanding Warrants	4,323,215	196,750	(14,009,367)	18,135,832

Total	4,362,536	(274,696)	(14,419,572)	19,056,804

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

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares common stock. The Company had 61,120,240 shares of common stock issued and outstanding as of September 30, 2018, an increase of 14,503,147 shares from December 31, 2017, due to warrant exercises (10,428,047), equity fund raises (2,453,400), non-cash compensation for board and management (918,988), conversion of notes (387,913), consultants (194,803) and settlement of debt (119,996).

(B) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at September 30, 2018 (unaudited) and December 31, 2017 have been recorded and classified as equity is 4,362,536 and 19,056,804 respectively. The Company successfully renegotiated the terms of the related ‘liability warrants’ and such amended terms resulted in the elimination of the derivative conditions. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $2.26. The table below summarizes the warrants outstanding as of September 30, 2018 and as of December 31, 2017:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	September 30, 2018	December 31, 2017
Equity Warrants - Fundraising	$1.05 - $5.375	2018 - 2023	4,323,215	18,039,312
Liability Warrants - Fundraising	$3.75	2021	-	96,520
			4,323,215	18,135,832

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan and 2017 Long-Term Incentive Compensation Plan

Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”)

Total Authorized under the plan	2,240,000
Shares issued in prior years	1,074,824
Outstanding options	251,266
Available for grant at September 30, 2018 (Registered and Unregistered)	913,910

During the nine months ended September 30, 2018, no shares were issued or options granted under the 2008 Plan.

Stock option activity is set forth below for the 2008 Plan:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	1,128,384	$9.40
Cancelled January 1, 2018	(786,697)	$6.33
Forfeitures (Pre-vesting)	(175)	$3.07
Expirations (Post-vesting)	(90,246)	$25.60
Outstanding as of September 30, 2018	251,266	$13.18

At September 30, 2018, due to all unvested options being canceled as part of reorganization, the unrecognized expense portion of stock-based awards granted to employees under the 2008 Plan was $0, compared to $224,853 for the same period in 2017.

2017 Long-Term Incentive Compensation Plan (“2017 Plan”)

Total Authorized under the plan (Shareholders)	6,500,000
Total Registered under the plan (S-8 dated September 14, 2017 and April 13, 2018)	6,500,000
Shares issued under the plan	2,405,413
Reserved for Time-conditioned share awards	787,504
Reserved for outstanding Options	3,294,890
Available for grant at September 30, 2018 (Registered & Unregistered)	12,193

During the nine months ended September 30, 2018, 853,318 shares were issued and 1,515,000 options were granted under the 2017 Plan.

Stock option activity is set forth below for the 2017 Plan:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	1,899,800		$1.00
Granted in 2018	1,515,000		$2.49
Forfeitures (Pre-vesting)	(117,577)		$1.10
Expirations (Post-vesting)	(2,333)	$	NA
Outstanding as of September 30, 2018	3,294,890		$1.68

At September 30, 2018 and 2017, the unrecognized expense portion of stock-based awards granted to employees under the 2017 Plan was $2,347,236 and $673,921, respectively, which will be recognized over a three year vesting period.

Under the provisions of ASC 718, expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 7.  Income Taxes

Income Taxes

The following table presents details of the net provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Provision for income taxes	$19,583	$147,640	$38,007	$81,144

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities based upon an expected annual tax rate.

Note 8. Significant Customer and Geographical Information

Sales to our significant customers, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Two largest customers	65.5%	96.9%	64.9%	96.1%

The geographical distribution of our revenue, as a percentage of revenue, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Europe	71.3%	95.5%	82.8%	94.2%
All other (non-European) countries	28.7%	4.5%	17.2%	5.8%
	100%	100%	100%	100%

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

We recorded a net increase to opening retained earnings of $107,520 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our installation revenues that were previously deferred for which the performance obligation was determined to be complete as of the date of adoption. The impact to revenues to be recognized for the nine months ended September 30, 2018 was a decrease of $107,520 as a result of applying Topic 606, relating to the aforementioned installation revenues and an increase to the accumulated deficit.

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

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (1)	2018	2017 (1)
Monthly Service	$7,357,365	$3,218,191	$15,130,195	$8,859,811
Installation and Software Development	650,369	280,497	2,993,289	672,996
Total revenues	$8,007,734	$3,498,688	$18,123,484	$9,532,807

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Monthly services revenues are recognized at a point in time and amounted to $7,357,365 for the three-month period ended September 30, 2018. Installation and software development revenues are recognized over time and amounted to $650,369 for the three-month period ended September 30, 2018.

Monthly services revenues are recognized at a point in time and amounted to $15,130,195 for the nine-month period ended September 30, 2018. Installation and software development revenues are recognized over time and amounted to $2,993,289 for the nine-month period ended September 30, 2018.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (1)	2018	2017 (1)
Europe	$5,709,346	$3,342,378	$14,999,260	$8,978,815
Other geographic areas	2,298,388	156,310	3,124,224	553,992
Total revenues	$8,007,734	$3,498,688	$18,123,484	$9,532,807

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Monthly Service Revenues

The Company’s performance obligations in a monthly Software as a Service (SaaS) and service offerings are simultaneously received and consumed by the customer and therefore, are recognized over time. For recognition purposes, we do not unbundle such services into separate performance obligations. The Company typically bills its customer at the end of each month, with payment to be received shortly thereafter. The fees charged may include a combination of fixed and variable charges with the variable charges tied to the number of subscribers or some other measure of volume. Although the consideration may be variable, the volumes are estimable at the time of billing, with “true-up” adjustments occurring in the subsequent month. As such adjustments have not historically been material, no amounts of variable consideration are subject to constraint.

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

Net Billings in Excess of Revenues

The Company records net billings in excess of revenues when payments are made in advance of our performance, including amounts which are refundable. Net billings in excess of revenues was $122,906 as of September 30, 2018, a decrease of $120,080 for the nine months ended September 30, 2018, as compared to $242,986 for December 31, 2017.

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

Note 10. Subsequent Events

2018 Pareteum Corporation Long-Term Incentive Compensation Plan

On October 10, 2018, the Company filed a registration statement on Form S-8 to register the 8,000,000 shares of common stock, including 2,040,000 shares of common stock that were registered for resale.

Subsequent Equity Issuances

On October 25, 2018, the company issued an aggregate of 1,308,914 shares of common stock, par value $0.00001 per share, of the Company to several key persons. The issued shares are pursuant to the Company’s 2018 Long Term Incentive Compensation Plan (the “2018 Plan”), the Company’s 2017 Long Term Incentive Compensation Plan (the “2017 Plan”) and the Company’s 2008 Long Term Incentive Compensation Plan (the “2008 Plan”).

An aggregate of 269,164 shares were issued to Victor Bozzo, Alexander Korff, Yves Van Sante and Luis Jimenez-Tunon; and 1,000,000 shares were issued to Robert H. Turner, pursuant to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission for the 2018 Plan, the 2017 Plan and the 2008 Plan. Additionally, 39,750 shares were issued to Martin Zuubier as pursuant to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission for the 2018 Plan, the 2017 Plan and the 2008 Plan.

Acquisition of Artilium plc

On October 1, 2018 the Company completed its previously announced acquisition (the “Acquisition”) of all of the outstanding shares of Artilium plc, a public limited company registered in England and Wales (“Artilium”). The Acquisition was effected by means of a court-sanctioned scheme of arrangement between Artilium and shareholders of Artilium under Part 26 of the UK Companies Act 2006, as amended, as further described below. In connection with the Acquisition, the Company issued an aggregate of 37,511,447 shares of the Company’s common stock. Artilium held 3,200,332 shares of the Company’s common stock, which were cancelled as of the time of completion of the Acquisition.

Rule 2.7 Announcement

As previously disclosed, on June 7, 2018, the Company issued an announcement (the “Rule 2.7 Announcement”) pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers (the “Takeover Code”) disclosing the terms of a recommended offer (the “Offer”) by the Company to acquire the entire issued and to be issued shares of Artilium in a cash and stock transaction. In connection with the Acquisition, the Company and Artilium also entered into a Co-operation Agreement, dated June 7, 2018 (the “Co-operation Agreement”) and, the Company entered into a management agreement, as described below.

Pursuant to the Offer under the Rule 2.7 Announcement, Artilium shareholders are entitled to receive, for each Artilium ordinary share held by such shareholders, 0.1016 new shares of the Company’s common stock and 1.9 pence in cash. The Acquisition was effected by means of a court-sanctioned scheme of arrangement between Artilium and Artilium shareholders under Part 26 of the UK Companies Act 2006, as amended (the “Scheme”). As of September 28, 2018, the most recent practicable trading day prior to the date of this Report, each Artilium ordinary share would be valued at 25.29 pence, based on the Company’s closing share price of $3.00 as of that date and exchange rate of $1.3031:£1 as of that date, representing an aggregate equity value for Artilium of approximately £100.9 million, or approximately $131.5 million.

Management Services Agreement

As previously disclosed, in connection with the Offer, the Company and Bart Weijermars (acting through Grootzande Management BV) entered into a Management Services Agreement, dated May 8, 2018 and as amended June 7, 2018 (the “Management Services Agreement”), setting out the terms on which Bart Weijermars will be engaged as Chief Executive Officer of Pareteum Europe BV, a wholly owned subsidiary of the Company, effective upon completion of the Acquisition, and the Company issued 537,271 shares of common stock to Grootzande Management BV at the closing.

Issuance of Unregistered Shares of Common Stock

As described above, the Company issued an aggregate of 37,511,447 shares of the Company’s common stock in connection with the Acquisition, consisting of: (i) 33,403,733 shares issued to Artilium shareholders pursuant to the Offer in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”); and (ii) 4,107,714 shares issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, of which 537,271 shares were issued to Grootzande Management BV in connection with the Management Services Agreement (as described above), and 3,570,443 shares issued in private placement transactions pursuant to the Rule 15 Offer Letters (as described below). Rule 15 of the Takeover Code (“Rule 15”) requires that, when an offer is made for voting equity share capital or for other transferable securities carrying voting rights and the offeree company has any outstanding securities which are convertible into, or which comprise options or other rights to subscribe for, securities to which the voting equity offer relates (the “Rule 15 Securities”), the offeror must make an appropriate offer or proposal to the holders of those Rule 15 Securities. In accordance with the requirements of Rule 15, Artilium and the Company entered into three separate offer letters (the “Rule 15 Offer Letters”), by and between Artilium and the Company, and each of Mr. Rupert Hutton, Mr. Andreas Felke and Grootzande Management BV (on behalf of Bart Weijermars) (collectively, the “Rule 15 Offerees”). Pursuant to the Rule 15 Offer Letters, each of the Rule 15 Offerees received the option to accept the “Pareteum Proposal” wherein each of the Rule 15 Offerees’ option holdings in Artilium would be cancelled and in exchange the Company would issue a certain number of the Company’s shares to each of the Rule 15 Offerees, or each of the Rule 15 Offerees could reject the Pareteum Proposal and exercise their respective options to the extent vested in their Artilium shares. Each of the Rule 15 Offerees accepted the terms of the Pareteum Proposal.

Employment Agreement with Denis McCarthy

Effective October 1, 2018, the Company entered into an employment agreement with Denis McCarthy, appointing him to serve as President of the Company. Mr. McCarthy commenced employment with the Company as of January 1, 2018 in the capacity of SVP of Corporate Development. The agreement serves to expand Mr. McCarthy’s responsibilities within the Company during his term of continued employment.

The agreement entered into by and between the Company and Mr. McCarthy provides for the following:

-	annual salary of $225,000 per year;

-	annual bonus of up to 100% of base salary subject to the achievement of business plan targets;

-	other customary allowances, bonuses, reimbursements and vacation pay.

The agreement is an “at will” agreement, which also provides that if Mr. McCarthy’s employment with the Company is terminated by the Company, then, subject to a mutual release, the Company will pay Mr. McCarthy’s base salary for an additional 12 months after termination in accordance with customary payroll practices. Mr. McCarthy is also subject to customary confidentiality requirements during and after the term of his employment.

Listing of the Common Stock on Nasdaq

On October 11, 2018, the Company, acting pursuant to authorization from its Board of Directors, determined to voluntarily withdraw the principal listing of the Company’s common stock from the New York Stock Exchange (“NYSE”) and transfer the listing to The Nasdaq Stock Market LLC (“Nasdaq”). Listing and trading of the common stock on the NYSE ended at market close on October 22, 2018, and trading commenced on Nasdaq at market open on October 23, 2018 under the stock symbol “TEUM.”

Proposed Acquisition of iPass, Inc.

On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iPass, Inc., a Delaware corporation (“iPass”) and TBR, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”).

Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) for any and all outstanding shares of common stock of iPass (the “iPass Common Stock”) for 1.17 shares of common stock of the Company per share of iPass Common Stock (the “Exchange Ratio”) for an aggregate of approximately 9,861,410 shares of the Company’s common stock (the “Offer Price”), without interest and subject to any required withholding for taxes, and Merger Sub will subsequently merge with and into iPass (the “Merger”). The Merger Agreement contemplates that, subject to iPass’ stockholders tendering and not withdrawing a majority of the outstanding shares of iPass stock in the exchange offer, the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, and iPass, as the surviving corporation, will become a wholly-owned subsidiary of the Company without any additional stockholder approval, and each issued and outstanding share of iPass Common Stock will be converted into the right to receive the Offer Price. No fractional shares of the Company will be issued to iPass stockholders; any fractional shares will be cancelled, and the balance paid to such stockholders in cash. The Company intends to fund the balance required for any fractional shares with cash on hand.

The Company, Merger Sub and iPass have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding the operation of the business of iPass, and to a lesser extent the Company, prior to the closing.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which, including all schedules, exhibits, attachments and annexes thereto, is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC as of November 13, 2018, and is incorporated herein by reference.

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

Overview

Pareteum is an award-winning global Cloud Communications Platform company with a mission: “to connect every person and every thing”.™ Customers use Pareteum’s award-winning Communications-Platform-as-a-Service (CPaaS) and software solutions to energize their growth and profitability through cloud communication services and complete turnkey solutions featuring relevant content, applications, and connectivity worldwide. We provide a single software solution, fully enabling and securing cloud communications, connections and transactions, regardless of users’ location or network. With estimates of up to 30 billion devices to be managed, connected and intelligently leveraged, there are numerous large addressable markets for our Communications-Platform-as-a-Service (CPaaS) solutions.

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

Our software enablement solutions have proven themselves globally against much larger competitors and are deployed in multiple companies in diverse countries around the world ranging from small service providers to one of the world’s largest telecoms companies, Vodafone. We had more than 2.9 million active connections on our platforms as of September 30, 2018. We expect this number to grow rapidly through our own aggressive sales growth, as well as through our acquisition strategy, which includes the planned close of our acquisition of Artilium plc later this year.

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

On October 1, 2018 the Company completed its previously announced acquisition (the “Acquisition”) of all of the outstanding shares of Artilium plc, a public limited company registered in England and Wales (“Artilium”). Following the Acquisition, Artilium will operate as a wholly-owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and applications.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2018.

Comparison of three months ended September 30, 2018 and September 30, 2017.

Revenues

Revenue for the three months ended September 30, 2018, was $8,007,734, a $4,509,046 or 129% increase compared to $3,498,688 for the comparable three months in 2017. Our deployments with existing customers continues to grow, new implementations are generating new revenues and new cloud based revenues were all factors in our revenue growth.

	Three months ended September 30,
	2018	2017	Variance
Revenues	$8,007,734	$3,498,688	$4,509,046

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

	Three months ended September 30,
	2018	2017	Variance
Revenues	$8,007,734	$3,498,688	$4,509,046
Cost of service (excluding depreciation and amortization)	2,128,683	791,334	1,337,349
Gross Profit (excluding depreciation and amortization)	$5,879,051	$2,707,354	$3,171,697

Cost of service excluding depreciation and amortization for the three-month period ended September 30, 2018 was $2,128,683, an increase of $1,337,349 or 169%, compared to $791,334 for the three-month period in 2017. This 169% increase in cost of service as compared to 129% increase in revenue, is expected as implementations have lower margins.

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

Product development costs for the three-month periods ended September 30, 2018 and 2017 were $765,723 and $497,078, respectively, an increase of $268,645 or 54%. The increase is due to the overall expansion of our lines of business year over year.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three-month periods ended September 30, 2018 and 2017 were $842,743 and $412,881 respectively, an increase of $429,862 or 104%. This increase is a direct result of hiring new employees and allocating resources to growing our business.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the three-month period ended September 30, 2018 and 2017 were $8,127,982 and $1,578,960, respectively, an increase of $6,549,022 or 415%. This increase is primarily the result of increased share-based compensation, travel, legal, accounting, and marketing costs.

Restructuring and Acquisition Costs

Restructuring and acquisition costs for the three months ended September 30, 2018 and 2017 were $1,994,511 and $253,014, an increase of $1,741,497 or 688%, which was mainly due to expenses related to the acquisition of Artilium.

Share-based Compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 and 2017 Plan to staff and management;

•	the expensing of the shares issued under the 2008 and 2017 Plans to contractors, directors and executive officers in lieu of cash compensation; and

•	the expensing of restricted shares issued for consultancy services.

For the three-month period ended September 30, 2018 and 2017, we recognized share-based compensation expense of $5,638,012 and $385,424, respectively, an increase of $5,252,588 or 1,363%. This was an expected increase as it was an incentive related to the approval of the Artilium acquisition.

In the following table, we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	Three months ended September 30,
	2018	2017
Cost of Service (excluding depreciation and amortization)	$78,988	$26,750
Product Development	128,508	20,434
Sales and Marketing	320,261	53,347
General and Administrative	5,110,255	284,893
Total	$5,638,012	$385,424

Depreciation and Amortization

Depreciation and amortization expenses for the three-month period ended September 30, 2018 was $998,857, a decrease of $433,855 or 30%, compared to $1,432,712 for the three-month period ended September 30, 2017. This was due to a decrease in depreciation expense due to certain assets having been fully depreciated in a prior period.

Interest Income and Expense

Interest income for the three-month periods ended September 30, 2018 and 2017, was $49,972 and $41,964, respectively, an increase of $8,008 or 19%. Interest income mainly consists of interest accrued for the promissory note by ValidSoft held by the Company and interest charged to customers for extended payment terms.

Interest expense for the three-month periods ended September 30, 2018 and 2017, was $111,311 and $421,392, respectively, a decrease of $310,081 or 74%. Interest expense decreased mainly as the result of paying off all Senior Secured Debt during December of 2017.

Interest Expense Related to Debt Discount and Conversion Feature

For the three months ended September 30, 2018 and 2017, interest expenses related to debt discount and conversion feature were $115,414 and $205,842, respectively a decrease of $90,428 or 44%. This decrease is mainly the result of paying off all Senior Secured Debt during December of 2017.

Other Income, net

Other income for the three-month periods ended September 30, 2018 and 2017 were $35,452 and $216,002, respectively, a decrease of $180,550 or 84%. This represents the unrealized exchange rate gains and an adjustment to liabilities that are no longer deemed obligations.

Amortization of Deferred Financing Costs

Amortization of Deferred Financing Costs for the three-month periods ended September 30, 2018 and 2017 was $8,757 and $25,595, respectively, a decrease of $16,838 or 66%. This decrease is mainly the result of paying off all Senior Secured Debt during December of 2017.

Provision for Income taxes

Income tax provision for the three-month period ended September 30, 2018 was $19,583, compared to $147,640 for the same period in 2017. The tax provision was calculated based upon an expected annual tax rate.

Net Loss

Net loss for the three-month period ended September 30, 2018, was $7,020,406, an increase of $4,711,101 or 204%, compared to the loss of $2,309,305 for the same period in 2017. The increase in Net Loss was primarily due to an increase General and Administrative expenses of $6,549,022, and an increase of Restructuring and Acquisition Charges of $1,741,497.

Other Comprehensive (Loss) / Income

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a loss of ($21,580) and a gain of $2,139 for the three-month periods ended September 30, 2018 and 2017, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Comparison of nine months ended September 30, 2018 and September 30, 2017.

Revenues

Revenue for the nine months ended September 30, 2018, was $18,123,484, a $8,590,677 or 90% increase compared to $9,532,807 for the comparable nine months in 2017. Our deployments with existing customers continues to grow, new implementations are generating new revenues and new cloud based revenues were all factors in our revenue growth.

	Nine months ended September 30,
	2018	2017	Variance
Revenues	$18,123,484	$9,532,807	$8,590,677

Cost of Service

Cost of service excluding depreciation and amortization includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services, and the cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including share-based compensation and the cost of subcontractors. Cost of service excludes depreciation and amortization.

	Nine months ended September 30,
	2018	2017	Variance
Revenues	$18,123,484	$9,532,807	$8,590,677
Cost of service (excluding depreciation and amortization)	5,103,088	2,578,925	2,524,163
Gross Profit (excluding depreciation and amortization)	$13,020,396	$6,953,882	$6,066,514

Cost of service excluding depreciation and amortization for the nine-month period ended September 30, 2018 was $5,103,088, an increase of $2,524,163 or 98%, compared to $2,578,925 for the nine-month period in 2017. This 98% increase in cost of service as compared to our 90% increase in revenue is expected as implementations have lower margins.

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

Product development costs for the nine-month periods ended September 30, 2018 and 2017 were $2,246,499 and $1,055,285, respectively, an increase of $1,191,214 or 113%. The increase is due to the overall expansion of our lines of business year over year.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building. Sales and marketing expenses for the nine-month periods ended September 30, 2018 and 2017 were $2,184,183 and $1,103,162 respectively, an increase of $1,081,021 or 98%. This increase is a direct result of hiring new employees and allocating resources to growing our business.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the nine-month period ended September 30, 2018 and 2017 were $12,638,904 and $5,435,187, respectively, an increase of $7,203,717 or 133%. This increase is primarily the result of increased share-based compensation, travel, legal, accounting and marketing costs.

Restructuring and Acquisition Costs

Restructuring and acquisition costs for the nine months ended September 30, 2018 and 2017 were $2,073,704 and $841,120, respectively, an increase of $1,232,584 or 147%, primarily as a result of charges related to the acquisition of Artilium (see subsequent event footnote.)

Share-based Compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008 and 2017 Plan to staff and management;

•	the expensing of the shares issued under the 2008 and 2017 Plans to contractors, directors and executive officers in lieu of cash compensation and awards; and

•	the expensing of restricted shares issued for consultancy services.

For the nine-month period ended September 30, 2018 and 2017, we recognized share-based compensation expense of $7,409,592 and $1,508,535, respectively, an increase of $5,901,057 or 391%. This increase was related to options and common shares grants.

In the following table, we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	September 30,	September 30,
	2018	2017
Cost of service (excluding depreciation and amortization)	$60,738	$30,571
Product Development	171,279	37,577
Sales and Marketing	412,519	119,913
General and Administrative	6,739,151	1,320,474
Restructuring	25,905	-
Total	$7,409,592	$1,508,535

Depreciation and Amortization

Depreciation and amortization expenses for the nine-month period ended September 30, 2018 was $2,958,466, a decrease of $190,722 or 6%, compared to $3,149,188 for the same period in 2017. This was due to a decrease in depreciation expense due to certain assets having been fully depreciated in a prior period.

Interest Income and Expense

Interest income for the nine-month periods ended September 30, 2018 and 2017, was $135,837 and $136,000, respectively, a decrease of $163 or 0.1%. Interest income mainly consists of interest accrued for the promissory note by ValidSoft held by the Company and interest charged to customers for extended payment terms.

Interest expense for the nine-month periods ended September 30, 2018 and 2017, was $274,778 and $1,344,576, respectively, a decrease of $1,069,798 or 80%. Interest expense decreased mainly as the result of paying off all Senior Secured Debt during December of 2017.

Interest Expense Related to Debt Discount and Conversion Feature

For the nine months ended September 30, 2018 and 2017, interest expenses related to debt discount accretion were $175,252 and $1,548,440, respectively a decrease of $1,373,188 or 89%. This decrease is mainly the result of paying off all Senior Secured Debt during December of 2017.

Changes in Derivative Liabilities

Changes in derivative liabilities for the nine-month period ended September 30, 2018 was $1,283,914, a decrease of $636,967 or 33%, compared to a change of $1,920,881 for the same period in 2017. During 2017 the change was the result of renegotiating and elimination of the derivative feature of certain outstanding warrants and convertible notes, also during 2018 we renegotiated terms of the remaining outstanding derivative liabilities, the company accounted for any effects of the amended terms through the profit and loss account for the changes in the fair value of the occurring this year and the remainder of the fair market value of the amendment on previous year derivative liability balance through equity.

Our derivative liabilities as of September 30, 2018 are $0, so no quarterly calculations will need to be made, in the past these fair market valuations for the conversion features and warrant liabilities were determined by a third-party valuation expert using a Monte-Carlo Simulation model.

Other Income, net

Other income for the nine-month periods ended September 30, 2018 and 2017 were $672,706 and $686,478, respectively, a decrease of $13,772 or 2%. This represents the unrealized exchange rate gains and an adjustment to liabilities for no longer deemed obligations.

Amortization of Deferred Financing Costs

Amortization of Deferred Financing Costs for the nine-month periods ended September 30, 2018 and 2017 was $21,108 and $248,218, respectively, a decrease of $227,110 or 91%. This decrease is mainly the result of paying off all Senior Secured Debt during December of 2017.

Provision for Income taxes

Income tax provision for the nine-month period ended September 30, 2018 was $38,007, compared to $81,144 for the same period in 2017. The tax provision was calculated based upon an expected annual tax rate.

Net Loss

Net loss for the nine-month period ended September 30, 2018, was $7,498,048, an increase of $2,552,803 or 52%, compared to the loss of $4,945,245 for the same period in 2017. The increase in Net Loss was primarily due to an increase General and Administrative expenses of $7,203,717, and an increase of Restructuring and Acquisition Charges of $1,232,584.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a gain of $3,686 and a loss of ($8,512) for the nine-month periods ended September 30, 2018 and 2017, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net loss of $7,498,048 for the period ended September 30, 2018 and had an accumulated deficit of $307,041,257 as of September 30, 2018.

The cash balance of the Company at September 30, 2018 was $18,434,576.

Operating Activities

Net cash used in operating activities of $3,823,929 for the nine-month period ended September 30, 2018 was impacted by an increase in accounts payable and customer deposits of $798,573, a decrease in accrued expenses and other payables of $1,421,435, and an increase in accounts receivable of $5,077,689.

As a result of the above, cash used in operating activities was $3,823,929 for the nine months ended September 30, 2018 compared to net cash used in operating activities of $1,409,616 for the nine months ended September 30, 2017 and increased $2,414,313 or 171%. This increase was due to an increase in non-cash expenses and accounts payable and offset by an increase in accounts receivable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $2,189,415, an increase of $1,651,170, or 307% compared to $538,245 in the same period in 2017. This change was mainly the result of software purchases of $1,214,940 and capitalized software development of $833,453 in 2018.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $11,089,560 and $2,046,597, respectively, an increase of $9,042,963 or 442%. This increase was due to exercises of warrants and options, proceeds from public offerings and the absence of principal repayments on senior secured debt that was paid off in December of 2017.

Effect of Exchange Rates on Cash and Cash Equivalents

Effect of exchange rates on cash and cash equivalents for the nine-month period ended September 30, 2018 was a gain of 50,461, compared to a loss of ($195,643) for the same period in 2017.

As a result of the above activities, for nine months ended September 30, 2018, we had cash, cash equivalents and restricted cash of $18,864,352, a net increase in cash, cash equivalents, and restricted cash of $5,126,677 since December 31, 2017.

Off - Balance Sheet Arrangements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” and other than this change and related update to the Company’s internal controls, there have been no additional changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in the section titled “Risk Factors” of our Definitive Merger Proxy Statement (the “Merger Proxy”), filed with the SEC as of August 3, 2018. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

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

Political risks, including changes to United States tariff and import/export regulations may have a negative effect on our business.

There have been recent changes to United States trade policies, treaties and tariffs, including determinations made by the United States to reinstate or impose new sanctions levied by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) against certain nation states. The Company or its subsidiaries may engage in business with entities located in certain regions which may be impacted, directly or indirectly by such changes. If the Company is precluded as a result of changes to sanctions laws from doing business in certain jurisdictions or with certain entities, the loss of any related revenues could impact our business, results of operations and/or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in Current Reports on Form 8-K, the Company has not issued unregistered securities during the quarter ending September 30, 2018.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Equity Issuances

On October 25, 2018, the company issued an aggregate of 1,308,914 shares of common stock, par value $0.00001 per share, of the Company to several key persons. The issued shares are pursuant to the Company’s 2018 Long Term Incentive Compensation Plan (the “2018 Plan”), the Company’s 2017 Long Term Incentive Compensation Plan (the “2017 Plan”) and the Company’s 2008 Long Term Incentive Compensation Plan (the “2008 Plan”).

The aggregate of 269,164 shares were issued to Victor Bozzo, Alexander Korff, Yves Van Sante and Luis Jimenez-Tunon; and 1,000,000 shares were issued to Robert H. Turner, pursuant to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission for the 2018 Plan, the 2017 Plan and the 2008 Plan. Additionally, 39,750 shares were issued to Martin Zuubier as pursuant to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission for the 2018 Plan, the 2017 Plan and the 2008 Plan.

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

PARETEUM CORPORATION

Date: November 14, 2018	By	/s/ Robert H. Turner
Robert H. Turner
Executive Chairman
(Principal Executive Officer)

Date: November 14 , 2018	By	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer
(Principal Financial and Accounting Officer)

