Form 10-K
period 2018-12-31
PARETEUM Corp
filed 2019-03-18
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

+ 1 (212) 984-1096

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.00001 par value per share	NASDAQ
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submit pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $139 million based on the closing sale price of the Company’s common stock on such date of $2.50 per share, as reported by the NYSE American LLC.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 18, 2019, there were 109,399,780 shares of common stock outstanding.

Pareteum Corporation

Form 10-K

For the fiscal year ended December 31, 2018

TABLE OF CONTENTS

Note on Forward-Looking Statements

FORWARD LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.   Our actual results may differ materially from those discussed herein, or implied by, these forward-looking statements.  Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Pareteum Corporation believes that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control. Forward-looking statements included in this Report or our other filings with the SEC include, but are not necessarily limited to, those relating to:

•	risks and uncertainties associated with the integration of the assets and operations we have acquired and may acquire in the future;

•	our possible inability to generate additional funds that will be necessary to expand our operations;

•	our potential lack of revenue growth;

•	our potential inability to maintain compliance with the listing standards of the Nasdaq (“the Exchange”);

•	our potential inability to continue as a going concern;

•	our potential inability to add new products and services that will be necessary to generate increased sales;

•	our potential lack of cash flows;

•	our potential loss of key personnel;

•	the availability of qualified personnel;

•	international, national regional and local economic political changes;

•	general economic and market conditions;

•	increases in operating expenses associated with the growth of our operations;

•	the possibility of telecommunications rate changes and technological changes;

•	the potential for increased competition;

•	failure to satisfy our obligations under our secured loan documents; and

•	other unanticipated factors.

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

Item 1. Business Description

Overview

Pareteum Corporation (Nasdaq: TEUM) is a rapidly growing cloud software communications platform company with a mission - to connect every person and every(thing) ™.

Millions of people and devices are connected around the world using Pareteum’s global cloud software communications platform, enhancing their mobile experience. Pareteum unleashes the power of applications and mobile services, bringing secure, ubiquitous, scalable, and seamlessly available voice, video, SMS/text messaging, and data services to our customers, making worldwide communications services easily and economically accessible to everyone. By harnessing the value of our cloud communications platform, Pareteum serves enterprises, communications service providers, early stage innovators, developers, Internet-of-Things (“IoT”), and telecommunications infrastructure providers Pareteum envisions a new mobile communications experience imagining what will be, and delivering now.

With estimates of up to 30 billion devices to be managed and connected the total available market is astoundingly large. Service Providers, Brand Marketing Companies, Enterprise and Internet of Things providers use Pareteum to energize their growth and profitability through cloud communication services and complete turnkey solutions featuring relevant content, applications, and connectivity worldwide. To achieve this, Pareteum has developed, and added through its acquisition of Artilium plc, public limited company registered in England and Wales (“Artilium”) and iPass Inc., patent pending software platforms which are connected to 59 mobile networks in 80 counties using multiple different communications channels including mobile telephony, data, SMS, VOIP, OTT services – all over the world. Pareteum integrates all these disparate communications methods and services and brings them to life for customers and application developers, allowing communications to become value-added. This is a major strategic target for many industries, from legacy telecommunications providers to the disruptive technology and data enterprises of today and the future.

The vast majority of our platform is comprised of our self-developed software and intellectual property, which provides our customers with a great deal of flexibility in how they use our products now and in the future and allows us to be market driven in our future.  We have approximately 40 patents granted in relation to techniques and processes which support our cloud software and communications platform solutions.  Our platform services partners (technologies integrated into our cloud) include: HPE, IBM, Sonus, Oracle, Microsoft, NetNumber, Affirmed and other world class technology providers.

Pareteum is a mission focused company empowering every person and every “thing” to be globally connected – ANY DEVICE, ANY NETWORK, ANYWHERE™. The Pareteum cloud communications platform targets large and growing sectors from IoT, Mobile Virtual Network Operators (MVNO), Smart Cities, and Application developer markets - each in need of mobile platforms, management and connectivity. These sectors need Communications-Platform-as-a-Service (CPaaS), which Pareteum delivers. Our solutions have received industry acclaim.

At Pareteum, our mission is to create an easily accessible open mobility system for the world. We believe that open software and interfaces for mobility and applications will create more innovation, economic freedom, and opportunity equality worldwide, just like the internet did for information.

The Pareteum Ecosystem

Our value proposition intersects with numerous applications and industries. It is our strong belief that no other company in the CPaaS market offers similarly broad value in such a comprehensive way. An easily accessible open mobility system for the world is difficult to get started because it requires a “network effect”. The network effect is an observable condition that yields increased value to the “new easily accessible open mobility system for the world”, and all users of the system as more users come on board. The essence of this point is that every communication – a transaction – requires both a sender and recipient who are willing to access and use the new system. We aim to provide the marketplace exchange on which these transactions take place, and will attract new users.

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

In addition to the foregoing, as a result of certain acquisitions completed in October 2018 and February 2019, the Company has acquired certain intellectual property portfolios, which it now manages through various wholly-owned direct and indirect subsidiaries (the “Acquired IP Rights”). The Company utilizes patent, copyright, trademark and trade secret laws in the United States, Europe, and elsewhere to protect the Acquired IP Rights.

One TEUM!

Having welcomed our TEUMates from Artilium and iPass into the group, we have immediately set about fully integrating our workforces, our technologies and our business processes to ensure that as the business grows the company’s growth rate and momentum is maintained and accelerated. We call these parallel initiatives the One Teum!

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

To achieve our desired and rapid growth, we are using our managed services solutions as a launching pad from which to grow our Global Cloud Services Platform and Application Exchange & Developer Platform. This process is already well underway, including with our anchor customer Vodafone.

Go-to-Market and Growth Strategy

Pareteum is in fast-growth mode, which will be achieved through a combination of organic growth as well as targeted and accretive mergers & acquisitions, such as the recent acquisitions of Artilium and iPass, as well as others that will be identified from time to time.

Pareteum continues to win new long-term contractual business. We expect this pace to increase throughout 2019 and beyond. We see many new opportunities, including those that leverage our support of emerging technologies, which is at the heart of our identity management and payment systems integration plans.

Our focus is on selling and implementing new communications services and IoT opportunities as fast as possible, as the world of connected devices and people continues to rise on a daily basis.

We will measure our growth in the numbers of ‘Connections’ that we on-board to our platforms, be they SIM cards, handsets, devices, vehicles etc. As at December 31, 2018, we had approximately 4,609,000 connections, an increase of 252% over the end of the prior year.

Our go-to-market strategy uses a four-phase approach:

Phase 1:	We continue to attract new subscribers across all verticals to all our platforms through direct sales, existing channel partnerships and new initiatives such as referral programs.

Phase 2:	We will continue to on-board new communication services providers, multiplying our own growth, largely through business development and direct sales in each of our six defined sales regions (North America, Latin America, Europe, Middle East, Africa, and Asia-Pac).

Phase 3:	We will drive adoption through a twin approach. First, we will be on-boarding more Connections which are already active on our Managed Services and Global Cloud Platforms, as our initial user base. Second, we will be drawing in new customers and end-users to the Application Exchange & Developer Platform. These will be people with the greatest pain point, who are underserved by the current mobility networks and applications (including in developing markets).

Phase 4:	At this stage, our strategic Application Exchange & Developer Platform customers will have their own go-to-market strategy, creating shared value, ranging from traditional consumer strategies to sophisticated B2B and B2B2C strategies, driving and expanding our ecosystem to new heights.

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

Employees & Leadership Team

As of December 31, 2018, the Company had 138 full-time employees worldwide.

Pareteum is led by its Executive Chairman and Principal Executive Officer, Robert H. Turner. He is supported by Victor Bozzo, Chief Executive Officer, and Denis McCarthy, President, working closely with Edward O’Donnell, Chief Financial Officer and Robert Mumby, Chief Revenue Officer.

The leadership team has many decades of combined experience in fast-growing telecoms, software and technology markets.

Research & Development

Pareteum’s research and development function ensures that its communications platforms grow in line with customer needs and technological advancement, and remain resilient, reliable and secure. We have announced innovation in e-commerce, machine learning and predictive analytics, and mobile gaming all supported by our growing Pareteum application exchange and development community. Enabling our CPaaS with identity management, transaction settlements and payment solutions greatly expands the opportunity for our customers and revenue streams for the Company. Product development expenses for the year ended December 31, 2018 were $3,092,776 compared to $1,479,587 for the year ended December 31, 2017.

Intellectual Property

Pareteum relies on a combination of patents, copyright, trademark and trade secret laws in the United States, Europe and elsewhere. The Company protects its brand and reputation through the exploitation of a number of registered and unregistered trademarks and service marks. Pareteum has two granted patents for inventions embedded in its communications platforms, and with the addition of Artilium and iPass has a patent portfolio of some 40 granted patents.

Pareteum further protects its intellectual property rights by requiring all its employees and independent contractors involved in the development of intellectual property to assign those rights to the Company, to the greatest extent permitted by applicable law.

Sales & Marketing

Pareteum has begun to publish and market self-service capabilities which will allow new customers to deploy our system capabilities such as adding mobility to their online applications in a seamless way, quickly all through published API’s from our community portals.

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

The Company has a significant customer and the loss of this customer could have an adverse effect on our business, results of operations and financial conditions. For the year ended December 31, 2018, this significant customer accounted for approximately 40% of our revenue.

Competitive Differentiation

The CPaaS market is moving quickly. The Company believes that the key competitive differentiators in the near-term will be:

▪	Scale and international reach of connectivity

▪	Comprehensiveness of platform offerings

▪	Ease of deployment and implementation

▪	Scalability and reliability of service

Pareteum considers itself well placed to be judged on those criteria. The Company is confident that its network of global and international connectivity partners will enable it to access markets that currently are under-served and compete equally with larger competitors in mature markets. In addition, Pareteum is confident that few other players have the breadth of value-added services to complement the core connectivity platforms.

Nevertheless, some of our competitors have greater financial, technical and sales and marketing resources, as well as greater brand and market awareness, and consequently may be able to react more quickly to competitive pressures. As we execute on our growth strategies, and enter new markets, or disrupt markets and replace incumbents, we expect competition to become more intense.

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

▪

One-stop shop for bundles of IoT and machine-to-machine (“M2M”) services: through plug-ins to multiple vertical applications and specialized platforms.

One-stop shop for current and next-gen GSM and Wi-Fi connectivity, deployed seamless through our CPaaS solutions.

Regulatory

Pareteum is subject to several U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, telecommunications, trade and export sanctions or other subjects. Many of the laws and regulations to which we are subject are still evolving and may be tested or varied in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving markets in which we operate. Because applicable international laws and regulations have continued to develop and evolve rapidly, it is possible that we or our products or our platform may not be, or may not have been, compliant with each such applicable law or regulation.

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

Following approval at the Company’s 2016 annual shareholder meeting, the Company was rebranded and formally renamed to Pareteum Corporation and on November 3, 2016, the Company started trading on the Exchange under the current ticker symbol “TEUM”. On October 23, 2018, the company moved its listing to Nasdaq under its current ticker symbol “TEUM”.

Pareteum currently has offices in North America, South America, Spain, Bahrain, Singapore, Indonesia, Germany, Belgium, United Kingdom, Russia, Netherlands and India.

Pareteum®, the Pareteum logo, the strapline “to connect every person and every(thing)™” and other trademarks or service marks of Pareteum, as well as those trademarks or service marks of the Artilium and iPass group companies, which appear in this Annual Report on Form 10-K are the property of Pareteum Corporation or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Acquisitions

Acquisition of Artilium

On October 1, 2018 the Company completed its previously announced acquisition of all of the outstanding shares of Artilium plc, a public limited company registered in England and Wales (“Artilium”) effected by a court-sanctioned scheme of arrangement between Artilium and the Artilium shareholders, whereby each Artilium ordinary shareholder received 0.1016 new shares of the Company’s common stock and 1.9 pence in cash (the “Artilium Acquisition”). In connection with the Artilium Acquisition, the Company issued an aggregate of 37,511,606 shares of the Company’s common stock to Artilium shareholders. At which time, the Company cancelled 3,200,332 shares of common stock that were held by Aritilium pre-acquisition, for a net of 34,311,115 newly-issued shares of the Company’s common stock. Following the Artilium Acquisition, Artilium operates as a wholly-owned subsidiary of the Company, and Artilium’s direct subsidiaries operate as indirect subsidiaries of the Company, wholly-owned by Artilium. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communications services and applications.

Acquisition of iPass

On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “iPass Merger Agreement”) by and among the Company, iPass Inc. (“iPass”), and TBR, Inc., a wholly-owned subsidiary of the Company (“TBR”). Pursuant to the iPass Merger Agreement, TBR commenced an exchange offer (the “iPass Offer”) for all of the outstanding shares of iPass’ common stock, par value $0.0001 per share, for 1.17 shares of the Company’s common stock, together with cash in lieu of any fractional shares, without interest and less any applicable withholding taxes. The iPass offer and withdrawal rights expired at 5:00 p.m. New York City time on February 12, 2019, and promptly following such time TBR accepted for payment and promptly paid for all validly tendered iPass shares in accordance with the terms of the iPass Offer. In aggregate, the Company issued 9,867,041 shares of common stock to the iPass shareholders in March 2019. iPass is a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. Built on a SaaS platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass is the world’s largest Wi-Fi network, with more than 68 million hotspots globally, at airports, hotels, train stations, convention centers, outdoor venues, inflight on more than 20 leading airlines, and more.

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

Pareteum operates in an exceptionally competitive environment where there is continuous innovation and new development. We are required to be a top performer in over a dozen highly specialized domains to effectively compete with our competitors. Ongoing investments are required to stay ahead of the competition. The sales process for our platform and the deployment process may be complicated and very slow. We are highly dependent on convincing mobile network operators (“MNOs”) and mobile virtual network operators (“MVNOs”) to believe that outsourcing their requirements to us is the best way to go. We are exposed to business risks associated with turnkey projects and the scalability of our service and support organization. Although our policy is to avoid or minimize risks, it cannot be ruled out that in certain cases events occur that may seriously impact us and our performance.

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

We believe that our ability to compete depends on several factors, including:

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

For the year ended December 31, 2018, we had one significant customer which accounted for 40% of our revenue. Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods. The loss, or reduction in services to, this significant customer or other discontinuation of their relationship with us for any reason, or if this significant customer reduces or postpones purchases that we expect to receive, it could have an adverse impact on our business, results of operations and financial condition.

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

We have outstanding debt secured by all of the assets of the Company, including our intellectual property, and failure by us to fulfill our obligations under the applicable loan transaction agreements may cause the repayment obligations to accelerate.

In February 2019, we, and certain of our subsidiaries, entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative Finance, LLC and its affiliate Post Road Special Opportunity Fund I LLP (collectively, “Post Road”), pursuant to which Post Road will provide the Company with a secured loan of up to $50,000,000 (the “Loan”) with an initial loan of $25,000,000 funded on February 26, 2019, and additional loans in increments of $5,000,000 as requested by the Company before the 18 month anniversary of the initial funding date: provided however that no additional loans shall be funded until the later of delivery of certain third party consents (the “Consents”). The Credit Agreement provides for all amounts due on February 26, 2022 and requires us to meet and maintain within specified levels and thresholds with respect to financial and operational covenants, including: requirements to maintain a minimum of $2,000,000 of unrestricted cash, certain maximum total leverage rations, a debt-to-asset ratio, maximum churn rate and adjusted EBITDA. The Credit Agreement further provides customary events of default and cure periods for certain specified events of default, and in the event of uncured default, the acceleration of the maturity date, an increase in the applicable interest rate with respect to amounts outstanding under the Loan and payment of additional fees. The Credit Agreement also provides for an increase in the interest rate upon failure to timely deliver Consents by May 31, 2019 or July 31, 2019, as applicable. There can be no assurance that we will be able to perform and timely repay the amounts outstanding under the Credit Agreement, and upon the occurrence of an event of default under the Credit Agreement, if we are not able to repay all outstanding amounts required, we would lose control over our assets, including our intellectual property, which would seriously harm our business and operations.

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

There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues regarding our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues regarding our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance.

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

As of February 28, 2019, there are 6,788,122 options (including 2,167,000 granted in 2019) and 3,732,003 warrants to purchase shares of our common stock outstanding. All of the shares issuable from exercise have been registered and are freely traded. Options are exercisable at exercise prices between $1.00 and $67.50, the warrants are exercisable at exercise prices between $0.887 and $5.375. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

Our office in the United States is located at 1185 Avenue of the Americas, 37th Floor, New York, NY 10036. We lease this space pursuant to a lease which continues month to month with a monthly rent of $7,550. Our Pareteum office in The Netherlands is located at Hornweg 7, 1432 GD Aalsmeer, The Netherlands, wherefore the contract is automatically renewed every 6 months. The monthly fee for this contract is 348 EUR. The Artilium Dutch office is located at Soesterberg, Laan Blussé van oud Alblas 2a. We lease 500 square meters with a monthly rent of 5,119 EUR until 31 December 2020. Our Artilium Belgian offices are located at Bruges, Vaartdijkstraat 19. We lease this 580 square meters with a monthly rent of 10,397 EUR. The contract continues month by month and can be terminated with a 6-month notice. The main office is located at Rotselaar, Wingepark 5b. We lease 269 square meters with a monthly rent of 3,333 EUR until August 2025. The contract can be terminated every 3-year period with a 6-month notice. We rent a shop in Lommel, Michiel Jansplein 28, of 50 square meters with a monthly rent of 846 EUR. The contract can be terminated every 3-year period (first period ending 31 Dec 2019) with a 6-month notice. The Indonesian office for Artilium is located at the JDC Building 1st floor, Jalang Imam Bonjol 154-160, Semarang. We rent 33 square meters with a monthly rent of 708 EUR which continues year by year with a 1-month notice. The German office for Artilium is located at Lubeck, Maria-Goeppert Street 7. We lease 155 square meters with a monthly rent of 3,869 EUR. The contract continues month by month and can be terminated with a 9-month notice. In Spain we currently rent office space for Pareteum at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain, at a monthly rent of 3,267 EUR. This contract continues on a month to month basis. In addition, the Company rents office space at Av. Dr. Severo Ochoa 36, 28100 Alcobendas, (Madrid) Spain. This contract also continues on a month to month basis for 2,040 EUR per month. The Company rents office space in Lehmedeh, Bahrain for 370 BHD per month. The contract is valid until December 2019. iPass currently leases approximately 25,000 square feet of space for iPass’s headquarters in Redwood Shores, California. iPass signed a lease renewal effective May 1, 2015, that expires in 2020. iPass also leases sales and support offices abroad in EMEA and Asia Pacific.

We also rent space for our telecom switches, servers and IT platforms at data centers (“co-locations”) at an aggregate monthly rent of $49,179. The various co-location spaces include: Amsterdam, Madrid, Barcelona, Oostkamp, Tongeren and other locations where our telecommunications equipment is located.

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

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Since December 5, 2011, our common stock was listed for quotation on the Exchange under the symbol “ETAK.” As of November 1, 2016, our common stock began trading under the symbol “TEUM” on the Exchange.  The following table sets forth the high and low closing prices per share for each quarterly period from March 31, 2017 through December 31, 2018 as quoted on the Exchange and published by www.nasdaq.com. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2018	$2.9600	$1.4700
September 30, 2018	$3.0700	$2.3100
June 30, 2018	$2.9700	$2.1500
March 31, 2018	$3.3500	$1.6800

December 31, 2017	$2.8000	$0.6901
September 30, 2017	$1.5200	$0.5200
June 30, 2017	$0.8901	$0.5280
March 31, 2017	$3.7100	$0.8600

As of February 28, 2019, we had approximately 14,753 recorded holders of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise prices of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2008 Plan (1):	203,266	$10.74	921,910
	2017 Plan (2):	3,417,856	$1.00	1,530,049
	2018 Plan (3):	1,000,000	$-	6,000,000
Equity compensation plans not approved by security holders		-	$-	-
Total		4,621,122		8,451,959

(1)	2008 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2008 Plan”). Form S-8 filed July 11, 2008. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 200,000 to 920,000, during 2013 the stockholders approved an increase from 920,000 to 1,840,000 and during 2014 an increase of the total number of shares available under the 2008 Plan from 1,840,000 to 2,240,000.

(2)	2017 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2017 Plan”). The shareholders approved 6,500,000 shares to be issued under the 2017 Plan, of which 3,500,000 were registered under a Form S-8 filed June 14, 2017 for a number of 3,500,000 shares and 3,000,000 shares were registered under a Form S-8 filed April 13, 2018.

(3)

2018 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2018 Plan”). Form S-8 filed October 10, 2018. The shareholders approved 8,000,000 common shares to be issued under the 2018 Plan, of which 8,000,000 were registered under the S-8. During 2018 1,000,000 common shares have been issued at zero cost to the executive. As is shown in the table above an additional 1,000,000 common shares are scheduled to be issued as of December 31, 2018, leaving a balance of 6,000,000 remaining as available to be issued.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2018 in transactions that were not registered under the Securities Act. The issuance of such securities were made in transactions exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

During the Company’s first fiscal quarter of 2018 ending March 31, 2018, the Company issued 47,937 unregistered shares of common stock in connection with the receipt of certain financial services, and 30,000 unregistered shares of common stock in connection with the receipt of certain investor relations services.

During the Company’s second fiscal quarter of 2018 ending June 30, 2018, the Company issued 13,400 unregistered shares of common stock in connection with the receipt of certain consulting services, and 45,000 unregistered shares of common stock in connection with the receipt of certain investor relations services.

During the Company’s third fiscal quarter of 2018 ending September 30, 2018, the Company issued 31,250 unregistered shares of common stock in connection with the receipt of certain advisory services.

During the Company’s fourth fiscal quarter of 2018 ending December 31, 2018, the Company issued 39,750 unregistered shares of common stock in connection with a certain settlement arrangement.

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

Business overview

Pareteum Corporation (Nasdaq: TEUM) is a rapidly growing cloud software communications platform company with a mission - to connect every person and every(thing) ™.

Millions of people and devices are connected around the world using Pareteum’s global cloud software communications platform, enhancing their mobile experience. Pareteum unleashes the power of applications and mobile services, bringing secure, ubiquitous, scalable, and seamlessly available voice, video, SMS/text messaging, and data services to our customers, making worldwide communications services easily and economically accessible to everyone. By harnessing the value of our cloud communications platform, Pareteum serves enterprises, communications service providers, early stage innovators, developers, IoT, and telecommunications infrastructure providers Pareteum envisions a new mobile communications experience imagining what will be and delivering now.

With estimates of up to 30 billion devices to be managed and connected the total available market is astoundingly large. Service Providers, Brand Marketing Companies, Enterprise and Internet of Things providers use Pareteum to energize their growth and profitability through cloud communication services and complete turnkey solutions featuring relevant content, applications, and connectivity worldwide. To achieve this, Pareteum has developed, and added through its acquisition of Artilium and iPass, patent pending software platforms which are connected to 59 mobile networks in 80 counties using multiple different communications channels including mobile telephony, data, SMS, VOIP, OTT services – all over the world. Pareteum integrates all these disparate communications methods and services and brings them to life for customers and application developers, allowing communications to become value-added. This is a major strategic target for many industries, from legacy telecommunications providers to the disruptive technology and data enterprises of today and the future.

The vast majority of our platform is comprised of our self-developed software and intellectual property, which provides our customers with a great deal of flexibility in how they use our products now and in the future and allows us to be market driven in our future. We have approximately 40 patents granted in relation to techniques and processes which support our cloud software and communications platform solutions.  Our platform services partners (technologies integrated into our cloud) include: HPE, IBM, Sonus, Oracle, Microsoft, NetNumber, Affirmed and other world class As of October 1, 2018, the Company now includes Artilium plc, which operates as a wholly-owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and application technology providers. As of February 26, 2019, the Company now includes iPass Inc., which operates as a wholly-owned subsidiary of the Company. iPass is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.

Pareteum is a mission focused company empowering every person and every “thing” to be globally connected – ANY DEVICE, ANY NETWORK, ANYWHERE™. The Pareteum cloud communications platform targets large and growing sectors from IoT (Internet of Things), Mobile Virtual Network Operators (MVNO), Smart Cities, and Application developer markets - each in need of mobile platforms, management and connectivity. These sectors need Communications-Platform-as-a-Service (CPaaS), which Pareteum delivers. Our solutions have received industry acclaim.

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

The following table shows the USD equivalent of the major currencies for the years ended December 31, 2018 and 2017:

	USD
	equivalent
	2018	2017
Euro	1.14460	1.19986
British Pound	1.27369	1.35029

Comparison of Years Ended December 31, 2018 and 2017

Revenue

Revenue for the year ended December 31, 2018 was $32,435,736, an increase of 18,888,229 or 139%, compared to $13,547,507 for the year ended December 31, 2017. This increase was mainly due to the Company’s focus on growing the mobile bundled services portion of the business which accounted for $11,380,870 of revenue for the full year of 2018, which is 35% of the total revenue for the year. Additionally, the Q4-2018 revenues from our newly acquired subsidiary Artilium contributed $5,171,680 of revenues.

In 2018, total billings were $33,120,530 of which $32,192,750 was recognized as revenue with the remainder of $927,780 deferred over the remaining contract period in accordance with ASC 606.

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

Cost of revenues for the twelve-month period ended December 31, 2018 was $10,329,646, an increase of $6,646,037 or 180%, compared to $3,683,609 for the twelve-month period ended December 31, 2017, this mainly due to the 139% increase in revenue and lower gross margin on revenue generated by Artilium.

Product Development

Product development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the twelve-month period ended December 31, 2018 and 2017, the Company capitalized $1,258,085 and $696,401, respectively. The Artilium acquisition had no material effect on the 2018 capitalized software cost.

Product development expenses for the twelve months ended December 31, 2018 and 2017 were $3,092,776 and $1,479,587, an increase of $1,613,189 or 109%, because of increased development on new products and newly acquired customers as well as acquisition of Artilium.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the twelve months ended December 31, 2018 and 2017 were $3,161,234 and $1,575,069, respectively, an increase of $1,586,165 or 101%. The increase is due to additions to the sales force as well as the inclusion of the Artilium sales and marketing expenses.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the twelve months ended December 31, 2018 and 2017 were $17,808,912 and $10,097,027, respectively, an increase of $7,711,885 or 76%.

General and administrative expenses increased by $7,711,885 primarily due to increased non-cash compensation, the increase of staff following the increase of revenues and the addition in Q4-2018 of Artilium, which added an additional $2,024,932 of general and administrative expenses, which the Company will actively look to decrease through identified synergies as a result of the acquisition.

Restructuring and Acquisition Costs

Restructuring charges for the twelve months ended December 31, 2018 and 2017 were $213,605 and $966,292, a decrease of $752,687 or 78%. The Acquisitions costs for the twelve months ended December 31, 2018 were $7,045,226, There were no acquisition costs in 2017.The restructuring plan, which commenced in the fourth quarter of 2015, was designed to align actual expenses and investments with current revenues and continued after the acquisition of Artilium.

Share-based Compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2017 Plan to staff and management;

•	the expensing of the shares issued under the 2017 Plan to the directors and executive officers in lieu of cash compensation;

•	the expensing of (restricted) shares issued for consultancy services; and

•	the expensing of share awards granted under the 2008, 2017 and 2018 Plan to executive officers.

For the years ended December 31, 2018 and 2017, we recognized share-based compensation expense of $6,582,286 and $4,289,033, respectively, an increase of $2,293,253 or 54%.

In the following table we show the allocation of share-based compensation according to functions in the Consolidated Statement of Comprehensive Loss:

	December 31,	December 31,
	2018	2017
Cost of revenue (excluding depreciation and amortization)	$74,958	$70,025
Product Development	156,585	74,148
Sales and Marketing	531,360	207,735
General and Administrative	5,793,479	3,937,125
Restructuring	25,904	-
Total	$6,582,286	$4,289,033

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2018 was $5,427,029, an increase of $893,920 or 20%, compared to $4,533,109 for the same period in 2017. The increase is due to a full year of depreciation on the assets capitalized in 2017 and incremental depreciation on capitalized assets and intangible assets for 2018.

Interest Income and Expense

Interest income for the twelve-month periods ended December 31, 2018 and 2017 was $184,511 and $172,253, respectively, an increase of $12,258 or 7%. Interest income consists of interest received on bank balances and interest charged to customers for extended payment terms.

Interest expense for the twelve-month periods ended December 31, 2018 and 2017, was $308,742 and $1,654,418, respectively, a decrease of $1,345,676 or 81%, as a result of the conversion of debt during 2018 into equity after renegotiating the terms of the convertible note.

Interest Expense Related to Debt Discount and Conversion Feature

For the twelve-month periods ended December 31, 2018 and 2017, interest expenses related to debt discount and conversion feature were $184,308 and $3,408,735, respectively, a decrease of $3,224,427 or 95%.

The decrease in the twelve-month periods ended December 31, 2018 compared to 2017 was mainly caused by the accelerated amortization as a result of the repayment of the senior secured debt in 2017.

Changes in Fair Value of Derivative Liabilities

Change in Fair Value of Conversion Feature and Warrant Liability

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

During the third quarter of 2018 we renegotiated and settled the remaining “Saffelberg Note”, the settlement resulted in the elimination of the derivative liability on the note and resulted in a combined revaluation gain of $1,283,914 for 2018, compared to a gain of $794,691 in 2017.

In the year ended December 31, 2017, the Company realized a gain on the extinguishment of debt of $163,835 as a result of the removal of the derivative liability that was associated with the senior secured debt. The amount was included in the consolidated statement of cash flows in the non-cash financing activities from amendments to fair market value adjustments to warrants liabilities and convertible feature liability.

The senior secured debt for which carried the derivative liability was completely paid in December of 2017. The company carried no senior secured debt and had no derivative liabilities for the full year ended December 31, 2018.

Other Income and (expense), net

Other income and (expense), net is income generated from non-operating activities and for the twelve-month period ended December 31, 2018 was $577,538 compared to $705,140 for the twelve-month period ended December 31, 2017. As to both 2018 and 2017, the majority is caused by the realized exchange rate gains.

Amortization of Deferred Finance Costs

For the twelve-month period ended December 31, 2018, there was an amount of $28,711 as amortization of deferred finance costs, compared to a $341,354 for period ended December 31, 2017, a decrease of $312,643. The $341,354 in 2017 was the result of the accelerated amortization after voluntary conversion of 9% Unsecured Convertible notes.

Provision for Income Taxes

Income tax benefit for the twelve-month periods ended December 31, 2018 was a benefit of $(143,840), compared to a provision for income taxes of $107,205 for the same period in 2017. This change was due to the deferred tax liability included in the Artilium acquisition.

Net Loss

Net loss for the twelve months’ period ended December 31, 2018, was $12,974,650, an increase in loss of $511,671 or 4%, compared to the loss of $12,462,979 for the same period in 2017.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as part of other comprehensive income (loss), which amounted to a gain as of December 31, 2018 of $5,911, compared to a loss of $1,219,782 for the year ended December 31, 2017, an improvement of $1,225,693. The 2017 effect was is primarily attributable to the translation effect resulting on fixed assets held by our subsidiaries.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net losses of $12,974,650 and $12,462,979 for the years ended 2018 and 2017, respectively, and had an accumulated deficit of $312,625,383 as of December 31, 2018 and $299,543,213 as of December 31, 2017.

The cash balance including restricted cash and cash of the Company at December 31, 2018 was $6,482,364. The incremental equity raised during the fourth quarter provided vital liquidity in the short term.

In February 2019, the Company, and certain of our subsidiaries, entered into a credit agreement with Post Road, pursuant to which Post Road will provide the Company with a secured loan of up to $50,000,000 with an initial loan of $25,000,000 funded on February 26, 2019.

Operating Activities

The net cash used in operating activities of $7,661,739 for the year ended December 31, 2018 compared to net cash used in operating activities of $2,616,160 in 2017 increased by $5,045,579. Operating activities decreased primarily as a result of an increase in the add back of several items such as the amortization of deferred financing costs, stock-based compensation, depreciation and amortization and change in fair value of warrant liability.

	2018	2017

Net loss	$(12,974,650)	$(12,462,979)
Adjustments to reconcile net loss to net cash used in operating activities:	11,789,185	12,564,439
	(1,185,465)	101,460

Changes in operating assets and liabilities:	(6,476,274)	(2,717,620)
Net cash (used in) operating activities	$(7,661,739)	$(2,616,160)

Investing Activities

Net cash used in investing activities for year ended December 31, 2018 was $11,956,478 an increase of $11,234,655 or 1,586%, compared to $721,823 net cash used in investing activities in 2017. This increase is a result of the acquisition of Artilium this year, capitalized software which amounted to $3,403,071, which includes $2,000,000 in software licenses.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $12,304,660, compared to net cash provided by financing activities of $15,859,090 for the year ended December 31, 2017. Financing activities decreased as a result of paying off all senior secured debt and equity raises in 2017.

As a result of the above activities, we had a cash, cash equivalents and restricted cash of $6,482,364 as of December 31, 2018 compared to $13,737,675 as of December 31, 2017, a net decrease in cash, cash equivalents and restricted cash of $7,255,311.

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

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

We recorded a net increase to opening retained earnings of $107,520 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our installation revenues that were previously deferred for which the performance obligation was determined to be complete as of the date of adoption.

Monthly Service Revenues

The Company’s performance obligations in a monthly Software as a Service (SaaS) and service offerings are simultaneously received and consumed by the customer and therefore, are recognized over time. For recognition purposes, we do not unbundle such services into separate performance obligations. The Company typically bills its customer at the end of each month, with payment to be received shortly thereafter. The fees charged may include a combination of fixed and variable charges with the variable charges tied to the number of subscribers or some other measure of volume. Although the consideration may be variable, the volumes are estimable at the time of billing, with “true-up” adjustments occurring in the subsequent month. Such amounts have not been historically significant.

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

Net Billings in Excess of Revenues

The Company records net billings in excess of revenues when payments are made in advance of our performance, including amounts which are refundable. Net billings in excess of revenues was $927,780 as of December 31, 2018, an increase of $684,794, as compared to $242,986 for December 31, 2017.

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

Beginning in 2013, when our business was transitions form the landline business to the mobile and security solutions business, the Company entered multiple element arrangements which are accounted in accordance with ASC 605 “Revenue Recognition-Multiple Element Arrangements” for revenue recorded prior to the adoption of ASC Topic 606 “Revenue for Customers with Contracts”.

The elements in a multiple element arrangement are identified and are separated into separate units of accounting when both of the following criteria are met: The delivered item or items have value to the customer on a stand-alone basis, meaning the delivered item or items have value on a standalone basis if it sold separately by any vendor or the customer could resell the delivered item or items on a stand-alone basis. And if the arrangement includes a general right of return related to the delivered item, delivery or performance of the undelivered item or items are considered probably and substantially in the control of the Company. Total consideration of a multiple-element arrangement is then allocated using the relative selling price method using the hierarchy prescribed in ASC 605. In accordance with that hierarchy if fair value of the vendor specific objective evidence (VSOE) or, third-party evidence (TPE) does not exist for the element, then the best estimated selling price (BESP) is used.

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

The Company used revenue recognition standards for ASC 605 for the year ended December 31, 2017 and adopted the revenue recognition standards for ASC 606 beginning on January 1, 2018 using the modified retrospective transition method and applied these standards for the full year ended December 31, 2018.

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

Share-based Compensation

The Company follows the provisions of ASC 718 “Compensation-Stock Compensation”, using the prospective approach. As a result, we recognize share-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain share options that were exercised with convertible notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of ASC 718. Under ASC 718, share-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally three years), which the Company amortizes on a straight-line basis.

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

Impact of Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements; however at the current time the Company has not determined what impact the adoption will have on its consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard was effective for the Company’s annual and interim reporting periods beginning January 1, 2017. The Company has evaluated the impact of ASU 2016-09 on its consolidated financial statements and has determined that the impact of adopting of ASU 2016-09 did not have a material effect on its consolidated financial statements, financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. This update requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (ASU 2016-02), which together with subsequent amendments, modified lessee accounting guidance under Topic 840. This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company will adopt the new standard in the first quarter of its fiscal year 2019 using the optional transition method allowed by ASU 2018-11. The Company will elect not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, and not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component for new or modified leases. The Company does not expect the adoption of this standard to a material effect on its financial statements for existing leases as of January 1, 2019. However, as a result of the iPass acquisition, the Company expects to record a Right of Use asset and related liability for the existing iPass leases subject to ASU 2016-02.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies’ fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. The Company has determined that there was no material effect as a result of the adoption of ASU 2016-01 on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under the retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company has retrospectively adopted this standard and the effects of the adoption including restricted cash and cash equivalents with cash and cash equivalents are reflected on the statement of the cash flows.

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

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pareteum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pareteum Corporation and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Untied States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 18, 2019 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner, LLP

We have served as the Company’s auditor since 2014.

Los Angeles, California

March 18, 2019

Pareteum Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,051,709	$13,537,899
Restricted cash	430,655	199,776
Accounts receivable, net of an allowance for doubtful accounts of $1,021,179 at December 31, 2018 and $90,173 at December 31, 2017	15,361,594	2,058,284
Prepaid expenses and other current assets	2,083,950	900,369
Total current assets	23,927,908	16,696,328

NON-CURRENT ASSETS

OTHER ASSETS	45,336	91,267

NOTE RECEIVABLE	1,082,436	594,520

PROPERTY AND EQUIPMENT, NET	4,553,250	4,713,710

LONG TERM INVESTMENT	-	3,230,208

INTANGIBLE ASSETS, NET	39,658,325	-

GOODWILL	91,773,911	-

TOTAL ASSETS	$161,041,166	$25,326,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	$10,337,629	$1,978,726
Net billings in excess of revenues	927,780	242,986
Accrued expenses and other payables	7,952,380	5,250,130
Promissory Note	681,220	-
9% Unsecured subordinate convertible promissory note (current portion net of debt discount and debt issuance)	106,967	66,000
Total current liabilities	20,005,976	7,537,842

LONG TERM LIABILITIES
Derivative liabilities	-	1,597,647
Other long term liabilities	212,703	151,163
Unsecured convertible promissory note (net of debt discount and debt issuance)	-	617,848
Deferred tax liabilities	8,415,825	-
Related party loan	341,998	-
Total long term liabilities	8,970,526	2,366,658

Total liabilities	28,976,502	9,904,500

Commitments and Contingencies (See Notes)

STOCKHOLDERS’ EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding as of December 31, 2018 and 0 issued and outstanding as of December 31, 2017	-	-
Common Stock $0.00001 par value, 500,000,000 shares authorized, 97,852,911 issued and outstanding as of December 31, 2018 and 46,617,093 shares issued and outstanding as of December 31, 2017	450,990,827	321,271,437
Accumulated other comprehensive loss	(6,300,780)	(6,306,691)
Accumulated deficit	(312,625,383)	(299,543,213)
Pareteum Corporation stockholders’ equity	132,064,664	15,421,533

NON-CONTROLLING INTEREST	-	-
Total stockholders’ equity	132,064,664	15,421,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,041,166	$25,326,033

The accompanying notes are an integral part of these consolidated financial statements

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
REVENUES	$32,435,736	$13,547,507

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	10,329,646	3,683,609
Product development	3,092,776	1,479,587
Sales and marketing	3,161,234	1,575,069
General and administrative	17,808,912	10,097,027
Restructuring and acquisition costs	7,258,831	966,292
Depreciation and amortization	5,427,029	4,533,109
Total cost and operating expenses	47,078,428	22,334,693

LOSS FROM OPERATIONS	(14,642,692)	(8,787,186)

OTHER INCOME (EXPENSE)
Interest income	184,511	172,253
Interest expense	(308,742)	(1,654,418)
Interest expense related to debt discount and conversion feature	(184,308)	(3,408,735)
Changes in derivative liabilities	1,283,914	794,691
Gain on extinguishment of debt	-	163,835
Other income and (expense), net	577,538	705,140
Amortization of deferred financing costs	(28,711)	(341,354)
Total other income (expense)	1,524,202	(3,568,588)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(13,118,490)	(12,355,774)
Income tax (benefit) provision	(143,840)	107,205
NET LOSS	(12,974,650)	(12,462,979)

OTHER COMPREHENSIVE LOSS
Foreign currency translation income (loss)	5,911	(1,219,782)
COMPREHENSIVE LOSS	$(12,968,739)	$(13,682,761)

Net loss per common share and equivalents – basic	$(.20)	$(.76)

Net loss per common share and equivalents – diluted	$(.20)	$(.76)

Weighted average shares outstanding during the period – basic	64,548,533	16,338,156

Weighted average shares outstanding during the period – diluted	64,548,533	16,338,156

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Other comprehensive	Accumulated	Total stock- holders Equity
Description	Shares	Amount	Shares	Amount	loss	Deficit	(Deficit)
Balance - December 31, 2016	249	$2,143,196	8,376,267	$280,653,362	$(5,086,902)	$(287,080,234)	$(9,370,578)

Preferred Stock (Issuance)	4,034	3,691,110	-	-	-	-	3,691,110
Preferred Stock (Conversions)	(4,283)	(6,181,110)	5,836,020	6,181,110	-	-	-
Shares issued for warrant exercises	-	-	4,865,743	5,049,905	-	-	5,049,905
Shares issued for Equity Fundraises	-	-	21,420,379	21,202,239	-	-	21,202,239
Shares issued/exchanges for Strategic Partnership	-	-	3,200,332	3,230,208	-	-	3,230,208
Shares issued for board and management compensation	-	-	17,631	49,146	-	-	49,146
Shares issued for Settlement of Debt & Services	-	-	804,193	784,054	-	-	784,054
Shares issued for Conversion of Notes	-	-	243,564	630,366	-	-	630,366
Warrants issued attributable to loan amendments	-	-	-	2,530,605	-	-	2,530,605
Stock awards issued to Management	-	-	1,527,880	1,470,540	-	-	1,470,540
Stock awards issued to Staff	-	-	68,393	102,134	-	-	102,134
Shares issued to consultants	-	-	248,396	299,501	-	-	299,501
Shares to be issued	-	-	-	463,716	-	-	463,716
Amortization of Stock Options expense	-	-	-	1,318,020	-	-	1,318,020
Expenses attributable to share issuances (fundraise & warrant exercises & note conversions & preferred share conversions)	-	346,804	-	(3,267,682)	-	-	(2,920,878)
Warrants issued attributable to share issuances	-	-		162,689	-	-	162,689
Warrants issued/repriced as part of IR management services	-	-	-	462,320	-	-	462,320
Movements on Non-Corporate Equity Accounts	-	-		(50,796)	-	-	(50,796)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	-	-	(1,219,782)	-	(1,219,782)
Net Loss	-	-	-	-	-	(12,462,979)	(12,462,979)
Net reverse stock split rounding and share cancellations	-	-	8,295	-	(7)	-	(7)
Balance - December 31, 2017	-	-	46,617,093	321,271,437	(6,306,691)	(299,543,213)	15,421,533

ASC 606 transition adjustment	-	-	-	-	-	(107,520)	(107,520)
Shares issued for Acquisition	-	-	34,311,115	109,304,601	-	-	109,304,601
Shares issued for warrant exercises	-	-	11,111,780	6,114,863	-	-	6,114,863
Shares issued for Equity Fundraises	-	-	2,440,000	6,100,002	-	-	6,100,002
Expenses attributable to share issuances (fundraise & warrant exercises & note conversions & preferred share conversions)			13,400	(700,817)			(700,817)
Shares issued for board and management compensation	-	-	389,416	902,715	-	-	902,715
Shares issued for Settlement of Debt	-	-	375,857	650,807	-	-	650,807
Shares issued for Conversion of Notes	-	-	410,205	1,314,243	-	-	1,314,243
Stock awards issued to Management	-	-	1,890,272	4,265,819	-	-	4,265,819
Shares issued to consultants	-	-	234,553	374,306	-	-	374,306
Shares issued for Exercised Stock Options			59,220	59,220			59,220
Amortization of Stock Options expense	-	-	-	1,677,483	-	-	1,677,483
Warrants issued/repriced as part of IR management services	-	-	-	-	-	-	-
Movement on non-corporate equity accounts	-	-		(343,852)	-	-	(343,852)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	-	-	5,911	-	5,911
Net Loss	-	-	-	-	-	(12,974,650)	(12,974,650)
Balance - December 31, 2018	-	$-	97,852,911	$450,990,827	$(6,300,780)	$(312,625,383)	$132,064,664

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,974,650)	$(12,462,979)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	5,427,029	4,533,109
Provision for doubtful accounts	-	2,845
Stock based compensation	6,582,286	4,289,033
Change in fair value of warrant liability	(1,283,914)	(794,691)
Amortization of deferred financing costs	28,711	341,354
Interest expense relating to debt discount and conversion feature	184,308	3,408,735
Shares issued for services	1,075,983	784,054
Deferred Tax	(225,218)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(13,239,269)	(1,446,459)
(Increase) decrease in prepaid expenses, deposits and other assets	(1,169,435)	640,478
Decrease (increase) in accounts payable and customer deposits	5,110,007	(349,039)
Decrease (increase) in net billings in excess of revenues	677,191	(830,114)
Decrease (increase) in accrued expenses and other payables	2,145,232	(732,486)
Net cash (used in) operating activities	(7,661,739)	(2,616,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software development	(4,124,894)	(721,823)
Acquisition of Artilium plc, net of cash acquired	(7,331,584)	-
Purchase of note	(500,000)	-
Net cash (used in) investing activities	(11,956,478)	(721,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short term loans	812,586	-
Exercise of warrants & options	6,174,083	5,049,905
Equity and debt issuance costs paid	-	(227,584)
Repayment on loans (Equitalia)	(81,194)	-
Gross proceeds from public offering	6,100,002	21,202,239
Financing related fees	(700,817)	-
Reclassify accrued interest to principal (Saffelberg Advance)	-	(83,634)
Principal repayment to senior secured lender	-	(10,081,836)
Net cash provided by financing activities	12,304,660	15,859,090

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	58,246	(278,639)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,255,311)	12,242,468
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	13,737,675	1,495,207

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$6,482,364	$13,737,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash received during the period for interest	$202,262	$129,390
Cash (paid) during the period for interest	$(120,530)	$(1,494,527)
Cash (paid) during the period for income taxes	$(34,314)	$(2,359)
NON-CASH INVESTING ACTIVITIES:
Shares issued to Artilium and Artilium shareholders	$109,304,601	$3,230,208
NON-CASH FINANCING ACTIVITIES:
Conversion of notes, including converted accumulated interest	$1,314,243	$630,366
Conversion of 9% unsecured convertible note	$678,372	$-
Shares issued for settlement of debt	$650,807	$784,054
Conversion of preferred shares	$-	6,181,110
Amendments and fair market value adjustments to warrants liabilities and convertible feature liability	$313,860	$2,668,183

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Business and Summary of Significant Accounting Policies

Description of Business

Pareteum has developed a Communications Cloud Services Platform, providing (i) Mobility, (ii) Messaging and (iii) Security services and applications, with a Single-Sign-On, API and software development suite.

Pareteum has developed a Communications Cloud Services Platform, providing (i) Mobility, (ii) Messaging and (iii) Security services and applications, with a Single-Sign-On, API and software development suite. The Pareteum platform hosts integrated IT/Back Office and Core Network functionality for mobile network operators, and for enterprises implement and leverage mobile communications solutions on a fully outsourced SaaS, PaaS and/or IaaS basis: made available either as an on-premise solution or as a fully hosted service in the Cloud depending on the needs of our customers. Pareteum also delivers an Operational Support System (“OSS”) for channel partners, with Application Program Interfaces (“APIs”) for integration with third party systems, workflows for complex application orchestration, customer support with branded portals and plug-ins for a multitude of other applications. These features facilitate and improve the ability of our channel partners to provide support and to drive sales. As of October 1, 2018, the Company now includes Artilium plc, which operates as a wholly-owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and applications.  As of February 26, 2019, the Company now includes iPass Inc., which operates as a wholly-owned subsidiary of the Company. iPass is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company reported net loss of $12,974,650 and $12,462,979 for the years ended 2018 and 2017, respectively, and had an accumulated deficit of $312,625,383 as of December 31, 2018. The cash balance including restricted cash of the Company at December 31, 2018 was $6,482,364.

Management has evaluated the Company’s Going Concern risk as the Company continues to operate on an annual basis at a loss for the past several years and has also been operating cash flow negative during those years.

During 2018, Pareteum raised over $6.1 million primarily through the sale of common stock equivalents and an additional $6.1 million cash exercise or exchange of warrants.

As of December 31, 2018, and currently Pareteum has no Senior Secured Debt, having paid off the Senior Secured Loan balance of $7.64 million during Q4 2017. The repayment of the debt freed up over $100,000 of interest and fees that were paid each month to the senior secure lender in addition to the debt service. The Company did not enter any debt or line of credit arrangements in 2018. A credit facility of up to $50 million was secured on February 26, 2019 and $25 million of debt proceeds was received by the company of which $11 million was used to pay off the Fortress debt from the iPass acquisition, which closed on February 12, 2019. Professional fees related to this transaction were $1.7 million, leaving the Company with $12.3 million in cash from the initial $25 million is debt proceeds.

Equity or Debt Financing

On December 31, 2018, we had $6,482,364 in cash and restricted cash. Based on our current expectations with respect to our revenue and expenses, we expect that our current level of cash and cash equivalents should be sufficient to meet our liquidity needs for the next twelve months. If our revenues do not grow as expected and if we are not able to manage expenses sufficiently, we may be required to obtain additional equity or debt financing. Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders. If we are unable to secure additional financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change or significantly reduce our operations or ultimately may not be able to continue our operations.

Dawson James Public Offering

On May 9, 2018, we entered into a securities purchase agreement with select accredited investors relating to a registered direct offering, issuance and sale of an aggregate of 2,440,000 shares of our common stock at a purchase price of $2.50 per share for gross proceeds before deducting estimated offering expenses of $6,100,002. The shares were issued pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 9, 2016, as amended October 21, 2016 and November 10, 2016 and declared effective November 14, 2016. Dawson James Securities, Inc. (the “Placement Agent”) acted as placement agent on a best-efforts basis in connection with the offering, pursuant to a placement agency agreement that was entered into on May 9, 2018. We also agreed to pay the Placement Agent a commission, to reimburse the Placement Agent’s out-of-pocket expenses, to issue the Placement Agent, in a private transaction, a warrant to purchase 122,000 shares of common stock at an exercise price equal to 125% of the offering price per share, and to indemnify the Placement Agent against certain liabilities.

Artilium Acquisition

On October 1, 2018 we completed our previously announced Artilium Acquisition. In connection with the Artilium Acquisition, the Company issued an aggregate of 37,511,447 shares of the Company’s common stock to Artilium shareholders. At which time, the Company cancelled 3,200,332 shares of common stock that were held by Aritilium pre-acquisition, for a net of 34,311,115 newly-issued shares of the Company’s common stock. Following the Artilium Acquisition, Artilium operates as a wholly-owned subsidiary of the Company, and Artilium’s direct subsidiaries operate as indirect subsidiaries of the Company, wholly-owned by Artilium. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communications services and applications.

iPass Acquisition

On November 12, 2018, we entered into the iPass Merger Agreement by and among iPass, and TBR. Pursuant to the iPass Merger Agreement, TBR commenced the iPass Offer for all of the outstanding shares of iPass’ common stock, par value $0.0001 per share, for 1.17 shares of the Company’s common stock, together with cash in lieu of any fractional shares, without interest and less any applicable withholding taxes. The iPass offer and withdrawal rights expired at 5:00 p.m. New York City time on February 12, 2019, and promptly following such time TBR accepted for payment and promptly paid for all validly tendered iPass shares in accordance with the terms of the iPass Offer. In aggregate, the Company issued 9,867,041 shares of common stock to the iPass shareholders in March 2019. iPass is a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. Built on a software-as-a-service (“SaaS”) platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass is the world’s largest Wi-Fi network, with more than 68 million hotspots globally, at airports, hotels, train stations, convention centers, outdoor venues, inflight on more than 20 leading airlines, and more.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pareteum and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). All intercompany transactions and account balances have been eliminated in consolidation. The Company’s subsidiaries are:

• its wholly owned subsidiary Pareteum North America Corp. with its wholly owned subsidiary, Pareteum UK Ltd.;

• its wholly owned subsidiary Pareteum Asia PTE. Ltd.;

• its wholly owned subsidiary TBR Inc. (special purpose vehicle for iPass acquisition);

• its wholly-owned subsidiary Pareteum Europe B.V. (fka Elephant Talk Europe Holding B.V.) and its wholly owned subsidiaries, Elephant Talk Mobile Services B.V., Elephant Talk PRS Netherlands BV, Elephant Talk Deutschland GmbH (dormant), Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Luxembourg SA (dormant), Guangzhou Elephant Talk Information Technology Limited (dormant), Elephant Talk Communications Italy S.R.L. (dormant), Elephant Talk Business Services W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. (dormant).;

• its wholly owned Elephant Talk Communications Holding AG and its wholly owned subsidiaries Pareteum Spain SLU and ETC Carrier Services GmbH.;

• Pareteum Europe B.V. majority-owned subsidiaries Elephant Talk Bahrain W.L.L. (99%), ET de Mexico S.A.P.I. de C.V. (99.998%), ET-UTS NV; (51%) and LLC Pareteum (Russia) (50%) Elephant Talk;

• Elephant Talk Telecomunicação do Brasil LTDA, is owned 90% by Pareteum Europe B.V. and 10% by Elephant Talk Communication Holding AG;

• its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its wholly owned ET Guangdong Ltd. and its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.;

• Asesores Profesionales ETAK S. de RL. de C.V. is owned 99% by Pareteum Europe B.V.; and

• its wholly owned subsidiary Artilium Group Ltd. and its wholly owned subsidiaries, Artilium NV, Speak UP BVBA, Ello Mobile BVBA, Artilium UK Ltd., Comsys Telecom & Media BV, Portalis BV, Comsys Connect GmbH, United Telecom N.V., Talking Sense BVBA, Wbase Comm. V, Artilium Trustee Company Limited, Comsys Connect BV, Livecom International BV, Comsys Connect AG and United Telecom BV.

Foreign Currency Translation

The functional currency is Euros for the Company’s wholly-owned subsidiary Pareteum Europe B.V. and its subsidiaries. The financial statements of the Company were translated to USD using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with ASC 830, Foreign Currency Matters, net gains and losses resulting from translation of foreign currency financial statements are included in the statement of changes in stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses are included in the consolidated statements of comprehensive loss, under the line item ‘other income and (expense), net’.

Use of Estimates

The preparation of the accompanying consolidated financial statements conforms with accounting principles generally accepted in the U.S. and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and intangible assets acquired in our acquisition of Artilium. Significant estimates include the bad debt allowance, revenue recognition, impairment of long-lived assets, valuation of financial instruments, useful lives of long-lived assets and share-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company has full access to the whole balance of cash and cash equivalents on a daily basis without any delay. As of December 31, 2018, the Company had no cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2018 and 2017 was $430,655 and $199,776 respectively and consists of cash deposited in blocked accounts as bank guarantees for corporate credit cards and a portion of the 2018 balance relates to a Letter of Credit issued to a vendor.

Accounts Receivables, net

The Company’s customer base consists of a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. The Company makes ongoing assumptions relating to the collectability of our accounts receivable. The accounts receivable amounts presented on our consolidated balance sheets include reserves for accounts that might not be collected. In determining the amount of these reserves, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. The Company’s reserves have generally been adequate to cover its actual credit losses. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves, the Company would increase its general and administrative expenses and increase its reported net losses. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease the Company’s general and administrative expenses and decrease its reported net losses. Allowances are recorded primarily on a specific identification basis. See Note 2 of the Financial Statements for more information.

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

The Company enters into arrangements that include various combinations of hosting subscriptions and services, where elements are delivered over different periods of time. Such arrangements are accounted for in accordance with ASC 605 “Revenue Recognition-Multiple Element Arrangements” for revenue recorded prior to the adoption of ASC Topic 606, “Revenue from Contracts with Customers” as discussed below. Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

The elements in a multiple element arrangement are identified and are separated into separate units of accounting at the inception of the arrangement and revenue is recognized as each element is delivered. Delivered item or items are considered a separate unit of accounting when both of the following criteria are met: (i) the delivered item or items have value to the customer on a stand-alone basis, meaning the delivered item or items have value on a standalone basis if it sold separately by any vendor or the customer could resell the delivered item or items on a stand-alone basis, and (ii) if the arrangement includes a general right of return related to the delivered item, delivery or performance of the undelivered item or items are considered probably and substantially in the control of the Company. Total consideration of a multiple-element arrangement is allocated to the separate units of accounting at the inception of the arrangement based on the relative selling price method using the hierarchy prescribed in ASC 605. In accordance with that hierarchy if vendor specific objective evidence (VSOE) of fair value or, third-party evidence (TPE) does not exist for the element, then the best estimated selling price (BESP) is used. Since the Company does not have VSOE or TPE, the Company uses BESP to allocate consideration for all units of accounting in our hosting arrangements. In determining the BESP, the Company considers multiple factors which include, but are not limited to the following: (i) gross margin objectives and internal costs for services; (ii) pricing practices and market conditions; (iii) competitive landscape; and (iv) growth strategy.

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

We recorded a net increase to opening accumulated deficit of $107,520 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our installation revenues that were previously deferred for which the performance obligation was determined to be complete as of the date of adoption. The impact to revenues to be recognized for the nine months ended September 30, 2018 was a decrease of $107,520 as a result of applying Topic 606, relating to the aforementioned installation revenues and an increase to the accumulated deficit.

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

The following table presents our revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2018	2017 (1)
Monthly Service	$28,467,985	$12,540,377
Installation and Software Development	3,967,751	1,007,130
Total revenues	$32,435,736	$13,547,507

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Monthly services revenues are recognized at a point in time and amounted to $28,467,985 and $12,540,377 for the years ended December 31, 2018 and 2017, respectively. Installation and software development revenues are recognized over time and amounted to $3,967,751 and $1,007,130 for years ended December 31, 2018 and 2017, respectively.

42

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers

	Years Ended
	December 31,
	2018	2017 (1)
Europe	$24,600,456	$12,428,942
Other geographic areas	7,835,280	1,118,565
Total revenues	$32,435,736	$13,547,507

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Monthly Service Revenues

The Company’s performance obligations in a monthly Software as a Service (SaaS) and service offerings are simultaneously received and consumed by the customer and therefore, are recognized over time. For recognition purposes, we do not unbundle such services into separate performance obligations. The Company typically bills its customer at the end of each month, with payment to be received shortly thereafter. The fees charged may include a combination of fixed and variable charges with the variable charges tied to the number of subscribers or some other measure of volume. Although the consideration may be variable, the volumes are estimable at the time of billing, with “true-up” adjustments occurring in the subsequent month. Such amounts have not been historically significant.

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

Net Billings in Excess of Revenues

The Company records net billings in excess of revenues when payments are made in advance of our performance, including amounts which are refundable. Net billings in excess of revenues was $927,780 as of December 31, 2018, an increase of $684,794, as compared to $242,986 for December 31, 2017.

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

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, promissory notes (payable) and customer deposits approximate their fair values based on their short-term nature. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. The Company’s conversion feature, a derivative instrument, is recognized in the balance sheet at its fair values with changes in fair market value reported in earnings.

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

The Company has the following asset groups that are valued at fair value categorized within Level 3: Goodwill and intangibles (non-recurring measurements) for the impairment test. Below are discussions of the main assumptions used for the recurring measurements.

The Company used the Monte Carlo valuation model to determine the value of the outstanding warrants and conversion feature from the “Offering”. Since the Monte Carlo valuation model requires special software and expertise to model the assumption to be used, the Company hired a third party valuation expert. Because tradenames, customer relationships and the technology acquired as part of the acquisition of Artilium required expertise to model the assumptions to be used, the Company hired a third party valuation expert.

Recurring Measurement - Warrant Derivative Liabilities and Conversion Feature Derivative (see also Note 11 and 16)

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

Remaining Term

The remaining term is calculated by using the estimated life of the outstanding principal liability at the moment of re-measurement.

Expected Volatility

Management estimates expected cumulative volatility giving consideration to the expected life of the note and/or warrants and calculated the annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the maturity date of the note (reference period). The annual volatility is used to determine the (cumulative) volatility of the Company´s common stock.

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

Expected Dividend Yield

Management estimates the expected dividend yield by giving consideration to the Company´s current dividend policies as well as those anticipated in the future considering the Company´s current plans and projections. Management currently does not believe that it is in the best interest of the Company to pay dividends at this time.

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

Expected Volatility

The Company estimates expected cumulative volatility giving consideration to the expected life of the option of the respective award, and the calculated annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the grant-date (reference period). The annual volatility is used to determine the (cumulative) volatility of its common stock.

Forfeiture rate

The Company is using the aggregate forfeiture rate. The aggregate forfeiture rate is the ratio of pre-vesting forfeitures over the awards granted (pre-vesting forfeitures/grants). The forfeiture discount (additional loss) is released into the profit and loss in the same period as the option vesting-date. The forfeiture rate is actualized every reporting period and due to the firm reorganization, the forfeiture rate has been set to zero to reflect the current expectation of the number of employees that leave the Company.

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

Comprehensive Income (Loss)

For the years ended December 31, 2018 and 2017, the Company’s comprehensive loss consisted of net losses and foreign currency translation adjustments.

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

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. In 2018 and 2017, the Company did not record an impairment.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements; however at the current time the Company has not determined what impact the adoption will have on its consolidated financial statements, financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard was effective for the Company’s annual and interim reporting periods beginning January 1, 2017. The Company has evaluated the impact of ASU 2016-09 on its consolidated financial statements and has determined that the impact of adopting of ASU 2016-09 did not have a material effect on its consolidated financial statements, financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. This update requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (ASU 2016-02), which together with subsequent amendments, modified lessee accounting guidance under Topic 840. This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company will adopt the new standard in the first quarter of its fiscal year 2019 using the optional transition method allowed by ASU 2018-11. The Company will elect not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, and not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component for new or modified leases. The Company does not expect the adoption of this standard to have a material effect on its financial statements for existing leases as of January 1, 2019. However, as a result of the iPass acquisition, the Company expects to record a Right of Use asset and related liability for the existing iPass leases subject to ASU 2016-02.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies’ fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. The Company has determined that there was no material effect as a result of the adoption of ASU 2016-01 on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under the retrospective transition approach. The guidance became effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company has retrospectively adopted this standard and the effects of the adoption are reflected on the accompanying statement of the cash flows.

Note 2. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $1,021,179 and $90,173 as of December 31, 2018 and 2017, respectively.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets amounted to $2,083,950 as of December 31, 2018, compared with $900,369 as of December 31, 2017. Prepaid expenses and other current assets consisted primarily of prepaid insurance, other prepaid operating expenses, prepaid taxes and prepaid Value Added Tax (“VAT”).  As of December 31, 2018, $424,167 of the prepaid expenses was related to VAT. On December 31, 2017, prepaid VAT represented $324,092.

Note 4. Other Assets

Other assets at December 31, 2018 and December 31, 2017 are long-term in nature and consist of long-term deposits to various telecom carriers and loans amounting to $45,336 and $91,267, respectively. The deposits are refundable at the termination of the business relationship with the carriers. The primary decrease in other assets was related to the closing of certain entities that were dissolved or are in the process of being dissolved.

Note 5. Note Receivable

The third quarter 2016 sale of ValidSoft for the price of $3,000,000 was completed and the Company received $2,000,000 in cash and a $1,000,000 promissory note. The Principal amount of $1,000,000 together with all interest must be paid by on or before September 30, 2018 bearing interest of 5% per annum. During 2017 we accrued $21,639 for interest, credited $375,594 for Company liabilities assumed by ValidSoft and credited $51,525 as a partial repayment on the principal which results in a remaining outstanding principal amount of $594,520. On July 22, 2018, an agreement was made to extend the maturity date of the note to September 30, 2019. At December 31, 2018 we accrued $4,780 for interest which results in a remaining outstanding principal amount of $576,769.

On November 26, 2018, the Company executed a senior secured promissory note from Yonder Media Mobile (an unrelated entity), with interest accruing at a simple rate of 6% per annum with a maturity date of May 26, 2020. The principal amount is $500,000 and accumulated interest for 2018 was $5,667 which results in a remaining outstanding amount of $505,667. All principal and interest are due on the maturity date.

The total notes receivable held by the Company as of December 31, 2018 and 2017 was $1,082,436 and $594,520, respectively, and is included in the accompanying consolidated balance sheet.

Note 6.  Property and Equipment

Property and equipment at December 31, 2018 and December 31, 2017 consisted of:

	Average
	Estimated
	Useful	December	December
	Lives	31, 2018	31, 2017
Furniture and fixtures	5	$139,857	$139,857
Computer, communication and network equipment	3 - 10	17,520,435	17,020,421
Software	5	4,716,816	2,899,794
Automobiles	5	10,744	10,744
Software development	1	1,656,739	398,654
Total property and equipment		24,044,591	20,469,470

Less: accumulated depreciation and amortization		(19,491,341)	(15,755,760)
Total property and equipment, net		$4,553,250	$4,713,710

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

The total amount of product development costs (internal use software costs) that are capitalized in Property and Equipment during the years ended December 31, 2018 and 2017 was $1,258,085 and $696,401, respectively.

During the years ended December 31, 2018 and December 31, 2017, the Company amortized $900,723 and $896,039 of software development, respectively.

Note 7. Long Term Investments

As of December 31, 2018 the Company no longer holds any long term investments. The long term investment held by the Company as of the year ended December 31, 2017 of $3,230,208 was Artilium common shares, which the Company now owns 100% of and our investment in our subsidiary is eliminated upon consolidation.

Note 8. Net Billings in Excess of Revenues

Because the Company recognizes revenue upon performance of services, net billings in excess of revenues represents amounts received from the customers for which either delivery has not occurred or against future sales of services. As of December 31, 2018, the balance of net billings in excess of revenues was $927,780. For the corresponding period in 2017, the net billings in excess of revenues balance was $242,986.

Note 9. Accrued Expenses

As of December 31, 2018 and December 31, 2017, the accrued expenses were comprised of the following:

	December 31,	December 31,
Accrued expenses and other payables	2018	2017
Accrued selling, general and administrative expenses	$2,396,941	$3,463,800
Accrued restructuring & acquisition related costs	1,885,194	-
Accrued cost of service	1,070,099	413,942
Accrued taxes (including VAT)	2,283,999	877,366
Accrued interest payable	67,613	96,801
Other accrued expenses	248,534	398,221
	$7,952,380	$5,250,130

Accrued taxes include income taxes payable as of December 31, 2018 amounting to $93,883. See Note 21 of the Financial Statements for more information.

Accrued Selling, General and Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing and sales expenses, and office related expenses.

Note 10. Promissory Notes and Unsecured Convertible Promissory Notes

Promissory Note

The Promissory Notes of $681,220 are 4 bank notes secured through by Artilium with varying maturity dates ranging between 6 and 18 months with an average interest rate of 2%. The notes are not convertible and are not included in any of the tables in the remainder of note 10.

9% Unsecured Convertible Promissory Note

The Unsecured Convertible Promissory Notes is split into a long term part and a short term part, for this year ending only the short term part exists.

Breakdown of the Unsecured Convertible Promissory Notes (net of debt discounts)	Outstanding December 31, 2018	Long Term to Short Term re- allocation	Regular Amortizations (during 2018)	Conversions (during 2018) including accelerated amortization	Outstanding December 31, 2017
9% Unsecured Convertible Note (Private Offering Q4-2015 – Q1-2016)	$-	$40,967	$(59,340)	$56,348	$(37,975)
9% Unsecured Convertible Note (Saffelberg)	-	-	(42,151)	622,024	(579,873)
Total Long Term	-	40,967	(101,491)	678,372	(617,848)

9% Unsecured Convertible Note (Private Offering Q4-2015 – Q1-2016)	(106,967)	(40,967)	-	-	(66,000)
Total Short Term	(106,967)	(40,967)	-	-	(66,000)

Total Unsecured Convertible Promissory Notes	$(106,967)	$-	$(101,491)	$678,372	$(683,848)

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

The value of the Warrants and the conversion feature to the investors and the Placement Agent cash fees and warrants have been capitalized and off set against the liability for the Notes. By doing this the Company followed ASU 2015-03 guidelines to also offset the debt issuance costs against the liability of the convertible notes. This resulted in a total initial debt discount of $2,395,290 and $467,568 of financing costs incurred in connection with the offering. The debt discount and debt issuance costs are being amortized over the term of the Notes using the effective interest method.

Breakdown of the 9% Unsecured Subordinated Convertible Promissory Note

(Maturing December 2018 through March 21, 2019)

	December 31, 2018	Regular Amortizations (during 2018)	Conversions (during 2018) including accelerated amortization	Outstanding December 31, 2017
Convertible Note Principal Amount
Principal Amount	$(105,000)	$-	$60,000	$(165,000)
10% Early Repayment	(10,500)	-	6,000	(16,500)

Debt Discounts & Financing Costs
Investor Warrants	1,719	(26,104)	(5,149)	32,972
Conversion Feature value	1,237	(6,912)	(1,412)	9,561
7% Agent Warrants	534	(3,027)	(609)	4,170
Financing Costs	5,043	(23,297)	(2,482)	30,822
	$(106,967)	$(59,340)	$56,348	$(103,975)

Breakdown of the 9% Saffelberg Note (Unsecured Convertible)

(Maturing August 18, 2019)

	December 31, 2018	Regular Amortizations (during 2018)	Conversions (during 2018) including accelerated amortization	Outstanding December 31, 2017
Convertible Note Principal Amount
Principal Amount (Long Term)	$-	$-	$723,900	$(723,900)
Debt Discounts & Financing Costs
Investor Warrants	-	(30,154)	(73,900)	104,054
Conversion Feature value	-	(11,996)	(27,977)	39,973
	$-	$(42,150)	$622,023	$(579,873)

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

Breakdown of the conversion rights for outstanding convertible notes:

Number of underlying shares for Conversion of outstanding unsecured convertible notes	Outstanding December 31, 2018	Agreement Amendments / Interest effects	Exercises / Conversions / Expirations	Outstanding December 31, 2017

9% Convertible Note - Investors	39,500	763	(22,292)	61,029
9% Convertible Note - Other Investor	-	(472,030)	(387,913)	859,943
Outstanding Conversion Features	39,500	(471,267)	(410,205)	920,972

Note 11. Warrant and Conversion Feature Liabilities

In the past the Company used equity instruments to improve the yield of the Notes (Investors). During 2018 all of the outstanding derivative liabilities have either been renegotiated or extinguished by other reasons.

Currently, the Company has identified the following movements during 2018 for the number of rights owned by the holders for the following groups.

Number of underlying shares for Liability Warrants & Conversion Features	Outstanding December 31, 2018	Agreement Amendments / Interest effects	Exercises/ Conversions / Expirations	Outstanding December 31, 2017

9% Convertible Note - Other Investor	$-	(472,030)	(387,913)	$859,943
Outstanding Liability Conversion Features	-	(472,030)	(387,913)	859,943

Other 9% Convertible Note Warrants	-	(96,520)	-	96,520
Outstanding Liability Warrants	-	(96,520)	-	96,520

Total	$-	(568,550)	(387,913)	$956,463

The Company has identified the following fair market value for such derivative liabilities of outstanding rights owned by the holders for the following groups.

Fair Market Value Liability Warrants & Conversion Features	FMV as of December 31, 2018	Agreement Amendments/ Conversions/ FX effect	Mark to market adjustment Ytd-2018	FMV as Of December 31, 2017

9% Convertible Note - Other Investor	$-	$(1,706,484)	$279,581	$1,426,903
FMV Conversion Feature Liability	-	(1,706,484)	279,581	1,426,903

Other 9% Convertible Note Warrants	-	(204,896)	34,152	170,744
FMV Warrant Liabilities	-	(204,896)	34,152	170,744

Total	$-	$(1,911,380)	$313,733	$1,597,647

On June 29, 2018, the Company amended the Saffelberg Investments N.V. (“Saffelberg”) convertible note dated August 18, 2016 with principal of $723,900 and amended the August 18, 2016 Warrant. These amendments removed the elements that generated the derivative liabilities and related expense from the convertible note and warrant.

Note 12. Obligations under Capital Leases

The Company had a financing arrangement with one of its vendors to acquire equipment and licenses. This trade arrangement matured in January 2017.

Note 13. Other long-term payable

As of December 31, 2018, the other long-term liabilities amounted to $212,703 compared to $151,163 as of December 31, 2017, respectively.

Note 14. Related Party Loan

As of December 31, 2018, there remains an outstanding loan to Comsys, a fully owned subsidiary of Artilium BV, from Comsystems (a company owned by Gerard Dorenbos). Prior to the acquisition by Pareteum, Gerard Dorenbos was a shareholder of Artilium PLC, with approximately 15% of the total shares of Artilium PLC, and a board member of Artilium PLC.

The loan has a maturity date of December 31, 2021. The total amount outstanding balance as of December 31, 2018 was $341,998 which carries an 8% interest rate and is reflected as a related party loan in the accompanying consolidated balance sheet. All principal and interest are due on the maturity date.

Note 15. Fair Value Measurements

In case the Company needs to account for derivative liabilities, the Company uses the Monte Carlo valuation model and the Black-Scholes model to determine the value of the outstanding warrants and conversion feature, in these situations, the Company hires a third party valuation expert to prepare such calculations.

The following table summarizes fair value measurements by level at December 31, 2017 for financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Conversion feature	$-	$-	$1,426,903	$1,426,903
Warrant Liabilities	-	-	170,744	170,744
Total Derivatives Liabilities	$-	$-	$1,597,647	$1,597,647

The Company has classified the historical outstanding warrants into level 3 due to the fact that some inputs are not published and not easily comparable to industry peers.

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

Expected Volatility

We estimate expected cumulative volatility giving consideration to the expected life of the note and calculated the annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the maturity date of the note (reference period). The annual volatility is used to determine the (cumulative) volatility of our common stock (= annual volatility x SQRT (expected life).

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

Note 16. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares of common stock. The Company had 97,852,911 shares of common stock issued and outstanding as of December 31, 2018, an increase of 51,235,818 shares from December 31, 2017, the increase has mainly been caused by the issuance of shares relating to the acquisition of Artilium (34,311,115), warrant exercises (11,111,780), equity fund raises (2,453,400), non-cash compensation for board and management (2,279,668), note conversions (410,205), settlement of debt (375,857), consultants (234,553) and option exercises by staff (59,220).

(B) Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Preferred Stock, $0.00001 par value per share. No shares of preferred stock are outstanding as of December 31, 2018 and 2017. Under the Company’s Certificate of Incorporation, the Board of Directors has the power, without further action by the holders of the common stock, subject to the rules of the Exchange, to designate the relative rights and preferences of the preferred stock, and issue preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the common stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. Often these warrants could be classified as equity instead of a derivative. As of December 31, 2018, -0- warrants have been classified as derivative warrants with a total fair market value of $0 compared to 96,520 warrants outstanding as per December 31, 2017 (see note 12) with a total fair market value of $170,744.

The table below summarizes the warrants outstanding as of December 31, 2018 and as of December 31, 2017:

Warrants:	Number of Warrants
Outstanding as of January 1, 2017	2,204,586
Issued	25,696,801
Exercised	(7,362,786)
Expirations	(2,402,769)
Outstanding as of December 31, 2017	18,135,832
Issued	196,750
Exercised	(14,463,097)
Expirations	(80,003)
Outstanding as of December 31, 2018	3,789,482

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	December 31, 2018	December 31, 2017
Equity Warrants – Fundraising	$1.05 - $5.375	2019 - 2023	3,789,482	18,039,312
Liability Warrants – Fundraising	$0.8418	2019	-	96,520
			3,789,482	18,135,832

Warrants - Issued

On May 9, 2018, Pareteum Corporation, entered into a securities purchase agreement (the “Purchase Agreement”) with select accredited investors relating to a registered direct offering, issuance and sale (the “Offering”) of an aggregate of 2,440,000 shares (the “Shares”) of the Company’s common stock, $0.00001 par value per share (the “Common Stock”), at a purchase price of $2.50 per share for total gross proceeds of $6,100,002, with related financing fees totaling $700,817.

Dawson James Securities, Inc. (the “Placement Agent”) acted as placement agent on a best-efforts basis in connection with the Offering, pursuant to a placement agency agreement (the “Placement Agreement”) that was entered into on May 9, 2018. We agreed to issue the Placement Agent, in a private transaction, a warrant to purchase 196,750 shares of Common Stock at an exercise price ($3.125) equal to 125% of the offering price per share.

On October 10, 2017, Pareteum Corporation closed on a public offering of common stock for gross proceeds of $1,569,750. The offering was a shelf takedown off of our registration statement on Form S-3 and was conducted pursuant to a placement agency agreement (the “Agreement”) entered into between us and Dawson James Securities, Inc., the placement agent on a best-efforts basis with respect to the offering (the “Placement Agent”), that was entered into on October 5, 2017. The Company sold 1,495,000 shares of common stock in the offering at a purchase price of $1.05 per share.

Dawson James Securities, Inc. (the “Placement Agent”) received as compensation for services rendered issued a warrant to purchase 74,750 shares of Common Stock at the one five-year warrant to purchase such number of Shares equal to 5.0% of the Shares sold in this Offering at an exercise price of $1.3125 (125% of the price per Share).

Warrants - Exercised

During 2018 several warrant holders decided to exercise, some of the exercises have been made “cashless” as per the conditions stipulated in the agreement in certain situations. In total 14,463,097 warrants were exercised, 8,826,567 of them were exercised cashless resulting in no cash collection by the Company and 5,636,530 warrants were exercised at an average exercise price of $1.0847, resulting in a cash of $6,114,083 during 2018.

Warrants – Expirations

During 2018 80,003 warrants expired, of which 80,000 were not exercised by the holder as the exercise price was higher than the actual share price on the stock market another 3 warrants were eliminated due to roundings as a result of the reversed-stock-split

Note 17.  Non-controlling Interest

As of December 31, 2018 and 2017, the Company had non-controlling interests in its subsidiaries of zero dollars for both periods.

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

The diluted share base for fiscal 2018 and 2017 excludes incremental shares related to convertible debt, warrants to purchase Common Stock, stock-based compensation shares waiting to be issued and employee awards and or stock options as follows:

Dilutive Securities	2018	2017
Convertible Notes	39,500	920,972
Warrants	3,789,482	18,135,832
Shares “Pending to be issued”	484,185	620,056
Time Conditioned Share Awards	1,480,557	1,518,055
Employee Stock Options	3,663,812	3,028,184
	9,457,536	24,223,099

Dilutive securities were excluded due to their anti-dilutive effect on the loss per share recorded in each of the years presented. Except for shares pending to be issued due to compensation in lieu of cash and a certain warrant exercise, no additional securities were outstanding that could potentially dilute basic earnings per share.

Note 19. Employee Benefit Plan

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

On September 14, 2011, the stockholders approved an increase in the shares available under the 2008 Plan from 200,000 to 920,000 shares of Common Stock.

On December 17, 2013, the Company’s stockholders approved the amendment and restatement of the 2008 Plan, which increased the number of authorized shares by 920,000 to 1,840,000 shares of Common Stock.

On September 12, 2014, the Company’s stockholders approved another amendment and restatement of the 2008 Plan, which increased the number of authorized shares by 400,000 to 2,240,000 shares of Common Stock.

During 2018, 42,400 shares were issued under the 2008 Plan, all of them being non-cash compensation and or bonus granted to staff, management and board members for services during 2018, no shares were issued under the plan as a result of employee option exercises.

During 2018, the board decided to revoke the outstanding options of 786,697, the staff involved was compensated with awards from the 2018 plan, another 138,246 options expired (post-vesting) and 175 options were forfeited (pre-vesting).

The current 2008 Plan is considered dormant and in principle only exists of historically granted options which are mostly far out of the money as per December 31, 2018 and will have little chance in being exercised, the outstanding number of options is 203,266 at an average exercise price of $10.74 ranging between $3.705 and $62.50.

Reconciliation of registered and available shares and/or options as of December 31, 2018:

	Full Year 2018	Total

Registered 2008	-	200,000
Registered 2011	-	720,000
Approved increase 2013	-	920,000
Approved increase 2014	-	400,000
Total Approved under this plan		2,240,000
Shares (issued to):
Consultants	-	326,140
Directors, Officers and staff	42,400	693,400
Options exercised	-	95,284
Options (movements):
Revoked/Expired and Outstanding	(925,118)	(203,266)
Available for grant at December 31, 2018:		921,910

Common Stock options related to the 2008 Long-Term Incentive Compensation Plan consisted of the following as of the years ended December 31, 2018 and 2017:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2016	1,040,211	$13.35	$8,836,640
Granted in 2017	213,700	2.10	293,720
Forfeitures (Pre-vesting)	15,024	3.72	(55,232)
Expirations (Post-vesting)	(140,551)	27.65	(2,220,933)
Outstanding as of December 31, 2017	1,128,384	9.40	6,854,195
Revoked (cancelled) in 2018	(786,697)	6.33	(3,494,552)
Forfeitures (Pre-vesting)	(175)	3.07	(353)
Expirations (Post-vesting)	(138,246)	25.60	(1,996,852)
Outstanding as of December 31, 2018	203,266	$10.74	$1,362,438

At December 31, 2018, the unrecognized expense portion of share-based awards granted to employees under the 2008 Plan was $0.

2017 Long-Term Incentive Compensation Plan

On April 13, 2018, the Company filed an S-8 to register the remaining 3,000,000 shares of common stock of the 2017 Long Term Incentive Compensation Plan which was previously ratified by our stockholders on September 12, 2017 at our annual meeting. This incentive plan provides for awards of up to 6,500,000 shares of common stock, in the form of options, restricted stock awards, stock appreciation rights (“SAR’s”), performance units and performance bonuses to eligible employees and the grant of nonqualified stock options, restricted stock awards, SAR’s and performance units to consultants and eligible directors.

During 2018, 1,141,172 shares of common stock were issued to directors, officers and staff, 387,130 shares of common stock were issued to consultants for services provided and 59,220 were issued to staff for exercising options, furthermore 494,452 shares of common stock are currently reserved for time conditioned share awards for management (227,784) and board members (266,668) and 3,460,546 options were granted and are reserved for management, board members and staff.

Reconciliation of registered and available shares and/or options as of December 31, 2018:	Total

Approved by the Shareholders	6,500,000

Registered 2017 (S-8 dated June 14, 2017)	3,500,000
Registered 2018 (S-8 dated April 13, 2018)	3,000,000

	Movement
Shares (issued to):	2018
Consultants	387,130	507,281
Directors, Officers and staff	1,141,172	2,573,116
Options exercised	59,220	59,220
Total Shares issued in 2018:		3,139,617

Available for issuance at December 31, 2018 (under the S-8 registration statements)		3,360,383

Outstanding rights (movements):
Options	1,560,746	3,460,546
Time Conditioned Share Awards	(1,023,604)	494,452
Available for grant at December 31, 2018: (approved by shareholders)		(594,615)

The Company plans on filing an additional S-8 registration statement for issuances that have been approved by shareholders, but still require registration.

Common Stock options related to the 2017 Long-Term Incentive Compensation Plan consisted of the following as of the years ended December 31, 2018:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2016	-	$-	$-
Granted in 2017	1,971,800	1.00	1,092,507
Forfeitures (Pre-vesting)	(72,000)	1.00	(39,681)
Outstanding as of December 31, 2017	1,899,800	1.00	1,052,826
Granted in 2018	1,999,685	2.51	3,356,202
Exercised (with delivery of shares)	(59,220)	1.00	(59,220)
Forfeitures (Pre-vesting)	(374,663)	1.59	(792,724)
Expirations (Post-vesting)	(5,056)	1.00	(5,056)
Outstanding as of December 31, 2018	3,460,546	$1.81	$3,552,028

The options awarded in 2018 had a weighted average exercise price of $2.51. The initial fair market value at grant date of these options had an aggregate value of $3,356,202.

Following is a summary of the status and assumptions used of options outstanding as of the years ended December 31, 2018, and 2017:

	Twelve months period ending
	December 31, 2018	December 31, 2017
Option Grants
During the year	1,999,685	1,971,800
Weighted Average Annual Volatility	130%	93%
Weighted Average Cumulative Volatility	216%	156%
Weighted Average Contractual Life of grants (Years)	4.07	3.99
Weighted Average Expected Life of grants (Years)	2.79	2.84
Weighted Average Risk Free Interest Rate	2.6928%	1.4906%
Dividend yield	0.0000%	0.0000%
Weighted Average Fair Value at Grant-date	$1.678	$0.553

Options Outstanding
Total Options Outstanding	3,460,546	1,899,800
Weighted Average Remaining Contractual Life (Years)	2.98	3.51
Weighted Average Remaining Expected Life (Years)	1.84	2.35
Weighted Average Exercise Price	$1.81	$1.00
Aggregate Intrinsic Value (all options)	$(401,021)	$2,032,786
Aggregate Intrinsic Value (only in-the-money options)	$1,723,086	$2,032,786

Options Exercisable
Total Options Exercisable	841,053	-
Weighted Average Exercise Price	$1.00	$-
Weighted Average Remaining Contractual Life (Years)	2.24	-
Aggregate Intrinsic Value (all options)	$580,327	$-
Aggregate Intrinsic Value (only in-the-money options)	$580,327	$-

Unvested Options
Total Unvested Options	2,619,493	1,899,800
Weighted Average Exercise Price	$2.06	$1.00
Forfeiture rate used for this period ending	11.247%	3.651%

Options expected to vest
Number of options expected to vest corrected by forfeiture	2,324,885	1,830,429
Unrecognized stock-based compensation expense	$2,448,790	$866,889
Weighting Average remaining contract life (Years)	2.86	3.38

Exercises
Total shares delivered/issued	59,220	-
Weighted Average Exercise Price	$1.00	$-
Intrinsic Value of Options Exercised	$101,084	$-

At December 31, 2018, the unrecognized expense portion of the share based option awards granted to management, directors and employees under the 2017 Plan was approximately $2,448,790 adjusted for cancellations, forfeitures and returns during the preceding period.

2018 Long-Term Incentive Compensation Plan

On October 10, 2018, the Company filed an S-8 to register the remaining 8,000,000 shares of common stock of the 2018 Long Term Incentive Compensation Plan which was previously ratified by our stockholders on September 12, 2017 at our annual meeting. This incentive plan provides for awards of up to 8,000,000 shares of common stock, in the form of options, restricted stock awards, stock appreciation rights (“SAR’s”), performance units and performance bonuses to eligible employees and the grant of nonqualified stock options, restricted stock awards, SAR’s and performance units to consultants and eligible directors.

During 2018, 1,000,000 shares of common stock were issued to a certain officer under the 2018 Plan. This is included in the accompanying consolidated statement of changes in stockholders’ equity (deficit) under stock awards issued to management.

Reconciliation of registered and available shares and/or options as of December 31, 2018:	Total

Approved by the Shareholders	8,000,000

Registered 2018 (S-8 dated October 10, 2018)	8,000,000

	Movement
Shares (issued to):	2018
Consultants	-	-
Directors, Officers and staff	1,000,000	1,000,000
Options exercised	-	-
Total Shares issued:		1,000,000

Available for issuance at December 31, 2018 (under the S-8 registration statement)		7,000,000

Outstanding rights (movements):
Options	-	-
Time Conditioned Share Awards	1,000,000	1,000,000
Available for grant at December 31, 2018:		6,000,000

The outstanding Time Conditioned Share Awards will be expensed at the fair market value on the date of delivery to the respective beneficiaries. The current award will vest pro-rata during the 12 months of 2019.

Share-Based Compensation Expense

The Company recorded for the year ended December 31, 2018, $6,582,286 of share-based compensation, of which $89,200 relate to the 2008 Plan, $3,909,539 to the 2017 Plan, $1,980,000 relate to the 2018 Plan and $603,547 relates to the expensing of shares issued as restricted securities as defined in Rule 144 of the Securities Act and not issued under the 2008 Plan or 2017 Plan. For the comparable period in 2017 the expensing was in total $1,845,520 for shares issued under the 2008 Plan, $2,006,173 to the 2017 Plan and $437,340 for expensing of the issuance of restricted shares under the Rule 144 of the Securities Act. In case of grant of options, the Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant and subsequent expensing until the moment of vesting.

Share-based Compensation Expense

Stock-Based Compensation Expense	Twelve months ended December 31, 2018	Twelve months ended December 31, 2017
Consultancy services	$422,307	$674,553
Directors and Officers (shares and options)	5,360,160	3,070,520
Employees (shares and options)	799,819	543,960
Total	$6,582,286	$4,289,033

Note 20.  Income taxes

For financial statement purposes, loss before the income tax (benefit) provision is generated by the following;

	2018	2017
Domestic	$(25,371,790)	$(11,993,500)
Foreign	12,253,300	(362,274)
Total loss before income tax provision	$(13,118,490)	$(12,355,774)

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary from none (zero) to 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore in all jurisdictions where the Company has a net deferred tax asset, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred tax assets to zero. The Company’s 2018 income tax benefit of $0.1 million relates to $0.2 million of benefit associated with the net losses in certain foreign jurisdictions offset by current taxes of $0.1 in other foreign jurisdictions with taxable income.

The Tax Cuts and Jobs Act, or the Act, was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%, among other changes. Effective in 2018, the Company is subject to global intangible low tax income ("GILTI") which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current-period expense incurred or (2) factoring such amounts into a company's measurement of deferred taxes. The Company is electing to treat taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when incurred and, therefore, there is no impact to the deferred tax rate in 2018.

Income tax (benefit) expense for each year is summarized as follows:

	December 31, 2018	December 31, 2017
Current:
Federal	$-	$-
State	-	-
Foreign	81,378	107,205
	81,378	107,205
Deferred:
Federal	-	-
State	-	-
Foreign	(225,218)	-
	(225,218)

Income tax (benefit) expense	$(143,840)	$107,205

The following is a reconciliation of the provision for income taxes at the US federal statutory rate (21%) and (34%) to the foreign income tax rate for the years ended:

	December 31, 2018	December 31, 2017
Tax expense at statutory rate federal	21%	34%
Foreign income tax rate difference	-	(3)%
GILTI	(9)%	-
Change in valuation allowance	(11)%	(32)%
Income tax (benefit)/ expense	1%	(1)%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2018	2017
Deferred tax attributable to:
Net operating losses	$34,196,356	$35,524,856

Less: valuation allowance	(31,432,246)	(35,524,856)
Total deferred tax assets	2,717,110	-

Deferred tax liabilities attributable to:
Intangibles assets	(10,009,309)	-
Deferred revenue	(1,123,626)	-
Total deferred tax liabilities	(11,132,935)	-
Net deferred tax liabilities	$(8,415,825)	$-

As of October 1, 2018 the company acquired Artilium PLC, as a result of the purchase price allocation the company recorded a net deferred tax liability of $8.6 million for basis difference on acquired intangible assets and tax attributes from the business combination.

As of December 31, 2018, and 2017, the Company had net operating losses carryforwards of approximately $145 million and $109 million, respectively. Any net deferred tax assets in a jurisdiction have been offset by a full valuation allowance in both 2018 and 2017 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances in the future, if any, will be recognized through earnings.

As of December 31, 2018, and 2017, the Company’s US based subsidiaries had net federal and state operating loss carryforwards of approximately $72 million and $57 million, respectively. Federal and state net operating loss carry forwards in the US started to expire in 2018. At December 31, 2018, the net operating loss carryforwards for foreign countries amounts to approximately $73 million. Losses in material foreign jurisdictions will expire in 2018 and forward.

Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carry forward could be limited.

In the ordinary course of business, the Company is subject to tax examinations in the jurisdictions in which it files tax returns. The Company’s statute of limitations for assessment is three years for federal and three to four years for state purposes. The federal net operating loss carry forwards remain open for adjustment until the net operating losses are fully utilized. The Company's statute of limitations is four to six years in the major foreign jurisdictions in which the Company files.

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2018, and 2017, the Company accrued a liability of $0 and $246,370, respectively, for an uncertain tax position, including interest and penalties.

Note 21.  Commitments and Contingencies

Ellenoff Grossman & Schole LLP, claimed legal fees.

On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $817,822 in unpaid legal fees for January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement for the full $817,822 with agreed-upon monthly installment payments through August 31, 2019. As of December 31, 2018, this transaction is reflected in the financial statements.

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

telSPACE -vs- Elephant Talk et al.

Claimant commenced arbitration on or about September 7, 2016 by the filing of a statement of claim. Claimant asserted claims arising out of Software Licensing Agreements (“Licensing Agreements”) entered into by Claimant and mCash Holdings LLC (together, “Licensors”), on the one hand, and Telnicity, on the other, which Telnicity subsequently assigned to the Company. Pursuant to the Licensing Agreements, the Company obtained the license to use certain intellectual property in exchange for monthly payments to the Licensors. Claimant alleged that the Company failed to make monthly payments from on or about November 2015, causing the Licensors to terminate the Licensing Agreements, and continued using Licensors’ intellectual property after such termination. Based on these allegations, Claimant asserted claims for breach of contract, misappropriation of trade secret, and copyright infringement. Claimant seeks unspecified damages, specific performance, prejudgment interest, attorneys’ fees, and costs.

On October 31, 2016, the Company filed a statement of answer denying Claimant’s claims. On January 5, 2017, the arbitration panel scheduled the hearing for April 13, 2017. The Parties have conducted limited discovery, which concluded on February 28, 2017. On March 10, 2017, Claimant requested leave to move for a default judgment against the Company for failing to advance the AAA administrative fees, and for sanctions based on alleged spoliation of evidence. On March 15, 2017, the Arbitration Chair denied Claimant’s request for leave to move for default and granted Claimant’s request for leave to move for sanctions.

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

All remaining payment obligations to telSPACE were settled by the Company in the year ended December 31, 2018 and is reflected in the financial statements. These expenses are included in the consolidated statement of comprehensive loss under restructuring and acquisition costs, as it is a restructuring event.

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

Note 22. Geographic Information

Year ended December 31, 2018
	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$24,600,456	$7,835,280	$32,435,736
Identifiable assets	$154,236,839	$6,804,327	$161,041,166

Year ended December 31, 2017
	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$12,428,942	$1,118,565	$13,547,507
Identifiable assets	$7,214,217	$18,111,816	$25,326,033

Note 23. Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized as follows:

For the year ended December 31, 2018, the Company had one customer that accounted for 40% of total revenue. For the year ended December 31, 2017, the Company had two customers that accounted for 96.9% of total revenue.

As of December 31, 2018, the Company had two customers that accounted for 47.3% and 47.2% respectively of accounts receivable and unbilled revenue. As of December 31, 2017, the Company had two customers that accounted for 49.7% and 23.9% of accounts receivable and unbilled revenue.

Note 24. Business Combinations

Acquisition of Artilium plc.  Artilium plc ("Artilium") is an innovative software development company active in the enterprise communications and core telecommunication markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and applications.

On 7 June 2018, the Artilium Board and the Pareteum Board announced that they had reached agreement regarding the terms of a recommended share and cash offer by Pareteum to acquire the issued and to be issued ordinary share capital of Artilium not already owned by Pareteum. Under the terms of the acquisition, which have been further detailed today in an announcement issued under Rule 2.7 of the UK Takeover Code, each Artilium shareholder will be entitled to receive 0.1016 Pareteum shares and 1.9 pence in cash per Artilium share upon completion of the transaction. The acquisition values each Artilium share at 19.55 pence and the entire issued and to be issued ordinary share capital of Artilium at approximately $104.7 million (or £78.0 million), based on Pareteum’s closing share price of $2.33 on June 6, 2018 and the exchange rate of US$1.3413: £1.

On September 13, 2018, shareholders of Pareteum approved proposed acquisition of the entire issued and to be issued ordinary shares of Artilium.

On October 1, 2018, The Pareteum completed the acquisition of all of the outstanding shares of Artilium. In connection with the acquisition the Company issued an aggregate of 37,511,606 common shares of the Company’s stock. The Company issued 4,107,714 common shares to certain Artilium officers also previously had issued 3,200,332 shares to Artilium, that was cancelled at the time of the acquisition. The Company also paid 6,248,184 pounds or $8,142,009 in cash.

The allocation of the purchase price was as follows (in thousands):

Purchase consideration:
Cash consideration	$8,142
Seller notes	112,535
Purchase price allocation	120,677

Purchase price allocation:
Assets:
Current and long term assets	4,726
Intangible assets	40,800
Total assets	45,526
Liabilities:
Current and long-term liabilities	7,982
Deferred tax liabilities	8,641
Total liabilities	16,623
Estimated fair value of net assets acquired	28,903
Goodwill	$91,774

The year ended December 31, 2018 consolidated financial statements included Artilium and its subsidiaries from the closing date of October 1, 2018 acquisition date through December 31, 2018.

The allocation of the purchase price for Artilium’s intangible assets were as follows (in thousands):

	Estimated Fair Value	Useful Life (Years)
Technology	$20,600	6
Customer relationships	16,800	18
Tradename	3,400	5
Intangible assets	$40,800

Note 25. Related Party Transactions

During 2018 and 2017, the Company retained Robert Turner of InTown Legal Services, who is the son of Robert H. Turner, Executive Chairman of the Board. InTown Legal Services has a $5,000 per month minimum retainer with the Company and was paid $155,112 in 2018 and $66,114 in 2017. The agreement between the Company and InTown Legal Services is an at will agreement.

As of December 31, 2018, there remains a still outstanding loan to Comsys, a fully owned subsidiary of Artilium BV, from Comsystems (a company owned by Gerard Dorenbos). Prior to the acquisition by Pareteum, Gerard Dorenbos was a shareholder of Artilium PLC, with approximately 15% of the total shares of Artilium PLC, and a board member of Artilium PLC.

The loan has a maturity date of December 31, 2021. The total amount outstanding balance as of December 31, 2018 was $341,998 which carries an 8% interest rate and is reflected as a related party loan in the accompanying consolidated balance sheet. All principal and interest are due on the maturity date.

Note 26. Subsequent Events

iPass Acquisition

On February 12, 2019, Pareteum Corporation entered into the Consent with iPass SPV, and Fortress. Also, on February 12, 2019 the Company entered into the Joinder to Security Agreement, the Joinder to Guarantee and the Pledge Agreement, each for the benefit of or with Fortress, guaranteeing the Loan and granting a first-priority security interest in all of the assets of the Company to Fortress.

Pursuant to the Consent, Fortress consented to the consummation of the Merger Agreement by and among the Company, iPass and Purchaser, a wholly owned subsidiary of the Company. The Company paid Fortress a cash fee of $150,000 and issued to Fortress warrants to purchase an aggregate of 325,000 shares of common stock.

The Fortress loan to iPass bears an annual interest at a stated rate of 11.0% plus the greater of the following i) Federal Funds Rate plus 0.5%, ii) the Prime Rate, iii) the sum of the LIBOR in effect plus 1.0%, or iv) 2.0%. During the first 18 months following the closing date, payments under the Loan are interest-only, with iPass able to elect that up to 5.5% of the accrued interest to be paid in-kind by capitalizing and adding such interest to the unpaid principal amount. The Loan provides that beginning in November 2019, iPass shall make thirty monthly principal payments, plus any accrued and unpaid interest, and upon completion will fully payoff the Loan under the terms of the Agreement. At the end of the term or upon earlier prepayment by iPass, iPass will pay a fee equal to 5.0% of the principal of the term loan. After the closing of the iPass acquisition on February 12, 2019 and upon securing the $25,000,000 loan from Post Road Group on February 26, 2019, the Company paid the $11,000,000 outstanding remaining balance on the Fortress loan to iPass.

The foregoing summary does not purport to be complete, and is qualified in its entirety by the Consent, the Joinder to Security Agreement, the Joinder to Guarantee and the Pledge Agreement, each of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Current Report on Form 8-K filed with the Securities and Exchange Commission as of February 13, 2019, and incorporated herein by reference and by the Loan and Security Agreement by and among iPass, SPV and Fortress filed (with certain portions subject to confidential treatment) with iPass’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.

On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Purchaser, and iPass. Pursuant to the Merger Agreement, Purchaser commenced the Offer for the “iPass Shares for the “Transaction Consideration, upon the terms and subject to the conditions set forth in the Prospectus/Offer to Exchange dated December 4, 2018 (together with any amendments and supplements thereto, the “Offer to Exchange”), and the related Letter of Transmittal. The Offer and withdrawal rights expired at 5:00 p.m. New York City time on February 12, 2019, and promptly following such time Purchaser accepted for payment and promptly paid for all validly tendered iPass Shares in accordance with the terms of the Offer.

On February 12, 2019, following acceptance and payment for the validly tendered iPass Shares and pursuant to the terms and conditions of the Merger Agreement, the Company completed its acquisition of iPass from the stockholders of iPass when Purchaser merged with and into iPass, with iPass surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger was governed by Section 251(h) of the Delaware General Corporation Law, as amended (the “DGCL”) with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each iPass Share outstanding was converted into the right to receive the Transaction Consideration. The iPass Shares will no longer be listed on the Nasdaq Capital Market.

The aggregate consideration paid to stockholders of iPass by the Company to acquire iPass was 9.865 million shares of the Company’s common stock.

Post Road Group Debt Facility

On February 26, 2019, Pareteum Corporation and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative Finance, LLC and its affiliate Post Road Special Opportunity Fund I LLP (collectively, “Post Road”). Pursuant to the Credit Agreement, Post Road will provide the Company with a secured loan of up to $50,000,000 (the “Loan”), with an initial loan of $25,000,000 funded on February 26, 2019, and additional loans in increments of $5,000,000 as requested by the Company before the 18 month anniversary of the initial funding date. No additional loan shall be funded until the later of delivery of certain third party consents (the “Consents”), the filing of Pareteum’s Quarterly Report on Form 10-Q for the first quarter of 2019, or June 1, 2019. All amounts owed under the Credit Agreement shall be due on February 26, 2022.

The unpaid principal amount of the Loan shall bear interest from the relevant funding dates at a rate per year of 8.5% plus Libor in effect from time to time, provided however, that upon an event of default or if certain of the Consents are not delivered prior to May 1, 2019 or June 1, 2019, as applicable, the unpaid principal amount of the Loan shall bear interest from the relevant funding dates at a rate per year of 11.5% plus Libor in effect from time to time until the Consents are delivered. The interest shall be due and payable monthly in cash in arrears, provided, however, that the Company may elect to pay any or all of the interest in the form of PIK interest due and payable at maturity at a maximum percentage per year equal to (a) through and including the first anniversary of the initial funding date, 3%, (b) after the first anniversary of the initial funding date through and including the second anniversary of the initial funding date, 2%, and (c) after the second anniversary of the initial funding date, 1%.

Permitted use of proceeds for the initial $25,000,000 of the Loan include approximately $11,000,000 for payment in full of outstanding secured debt owed to Fortress Credit Corp. (together with its affiliates, “Fortress”) incurred in connection with the Company’s previously disclosed acquisition of iPass Inc. (“iPass”) on February 12, 2019, as well as remaining amounts for permitted acquisitions and investments, for general working capital purposes and to pay approximately $885,000 in transaction fees related to the Loan. Proceeds from additional Loans, if any, are to be used for permitted acquisitions and to fund growth capital expenditures and other growth initiatives.

The Loan is subject to prepayment upon the receipt of proceeds outside the ordinary course of business in excess of $1,000,000 and the Company must pay a commitment fee of 1% per year for an unfunded commitment. The initial $25,000,000 loan is reduced by an original issue discount of (i) 0.75% of $25,000,000 and (ii) 1.25% of $50,000,000, and any additional loans will be reduced by an original issue discount of 0.75% of the funded amounts.

The Company’s obligations under the Credit Agreement are secured by a first-priority security interest in all of the assets of the Company, and guaranteed by certain subsidiaries of the Company. The Credit Agreement contains customary representations, warranties and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the Company as well as financial performance, including requirements to maintain a minimum of $2,000,000 of unrestricted cash, certain maximum total leverage ratios, a debt to asset ratio, maximum churn rate and minimum adjusted EBITDA. The Credit Agreement further provides customary events of default and cure periods for certain specified events of default, and in the event of uncured default, the acceleration of the maturity date, an increase in the applicable interest rate with respect to amounts outstanding under the Loan and payment of additional fees.

The foregoing summary is qualified in its entirety by the Credit Agreement filed (with certain portions subject to confidential treatment) with this “2018 Annual Report”, together with the Security Agreement, Trademark Security Agreement, the Patent Security Agreement, Copyright Security Agreement and other agreements that will be filed with the 2018 Annual Report.

On February 26, 2019, concurrently with entering into the Credit Agreement, the existing loan and security agreement by and among iPass, iPass IP LLC and Fortress (the “Existing iPass Loan”) terminated. Credit facilities under the Existing iPass Loan included a term loan A facility and a term loan B facility maturing on February 27, 2019. The foregoing summary of the Existing iPass Loan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Existing iPass Loan filed (with certain portions subject to confidential treatment) with iPass’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 and the full text of the Consent and Amendment No. 1 to Credit Agreement dated February 12, 2019 filed with the Company’s Current Report on Form 8-K filed on February 13, 2019.

On February 26, 2019, pursuant to the terms of the Credit Agreement, the Company issued to Post Road 425,000 shares of common stock and will issue an additional 200,000 shares of common stock upon the next subsequent funding, if any, under the Loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2018. Based on that evaluation, our management concluded that because of material weaknesses in its internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of December 31, 2018.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Based on the foregoing evaluation, our management has identified the following deficiencies that constitute material weaknesses in the Company’s internal controls over financial reporting:

Inadequate and ineffective management assessment of internal control over financial reporting, including insufficient experienced resources to complete the documentation of internal control assessment.

Ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process.

The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on these material weaknesses, the Company’s management concluded that at December 31, 2018, the Company’s internal control over financial reporting was not effective.

Squar Milner LLP, the Company’s independent registered public accounting firm, expressed an unqualified opinion for the audit of our consolidated financial statements as of and for the year ended December 31, 2018 and has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which appears below.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively.

The remediation actions to the Company’s internal controls over financial reporting include a thorough review and documentation of all processes involved in our financial reporting to ensure that there is segregation of duties, access security and documented review processes in place that happen at appropriate intervals throughout the year that covers all elements of the Company’s financial reporting. This includes, but is not limited to, testing samples and documenting that testing has occurred with the results of the findings being reported to senior management and that they occur at appropriate intervals and continuously making improvements to our processes as necessary.

To address ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process, the Company has (i) removed all live access to all developers, internal and external, from being able to make coding changes directly in our reporting system; (ii) will continue to monitor and document all changes made in our reporting system and add additional layers of documented review of these changes; (iii) will institute sample testing of changes made in our reporting system to ensure the documented policies are being followed and report the results of these tests to senior management in regular appropriate intervals; and (iv) enhance our quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.

Report of Independent Registered Public Accounting Firm

 To the Shareholders and the Board of Directors of Pareteum Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Pareteum Corporation’s and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for the years then ended and our report dated March 18, 2019 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following deficiencies in internal control have been identified as material weaknesses over the Company’s control environment and monitoring pursuant to the COSO framework:

Inadequate and ineffective management assessment of internal control over financial reporting, including insufficient experienced resources to complete the documentation of internal control assessment and ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated March 18, 2019.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

\s\ Squar Milner LLP

Los Angeles, California

March 18, 2019

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors & Executive Officers

Set forth below are the Company’s Directors and key Executive Officers as of December 31, 2018, together with an overview of their professional experience and expertise.

Name	Age	Position(s) Held	Director Since

Robert H. Turner	68	Executive Chairman of the Board	2015
Yves van Sante (1) (2) (3)	58	Director	2014
Luis Jimenez-Tuñon (1) (2) (3)	39	Director	2017
Robert Lippert (1) (2) (3)	55	Director	2018
Victor Bozzo	50	Chief Executive Officer	N/A
Edward O’Donnell	53	Chief Financial Officer	N/A
Denis McCarthy	44	President	N/A

(1)	Currently a member of the Audit and Finance Committee.
(2)	Currently a member of the Nominating and Corporate Governance Committee.
(3)	Currently a member of the Compensation Committee.

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

Yves van Sante was appointed a director on June 1, 2014. From July 2011 to May 2014, Mr. van Sante was a board observer for our Company, following his service on our Board of Directors from October 2006 to July 2011. Mr van Sante (1960) studied Marketing, Communication and Commercial Management. He started his career in 1982 as an advisor at United Brokers and became sales manager for Brinkers International, the market leader in refining oil for the food industry, a year later. From 1987 until 1993 he served as Sales and Marketing manager Central Europe at 3C Communications in Luxemburg, where he launched Credit Card Telephony across Europe. Following this position, he became a business unit manager Public Telephony at Belgacom, the Belgium incumbent, where he managed a department of 650 employees and a € 40 million business. In 1994, together with Steven van der Velden, Yves van Sante co-founded InTouch Telecom. As its managing director he was responsible for business development, sales and marketing. In 1999, when achieving a turnover of € 25 million and having grown to 125 staff, InTouch was sold to GTS, a pan European Telecom operator. Mr. van Sante became vice-president Business Services with GTS in London, where he consolidated acquisitions and turned the voice Telco around into an IP operator. In 2000 he became Managing Director of Eport, a call center owned by the Port of Ostend. After six months Eport was sold to the Dutch call-center Call-IT, and Mr. van Sante became advisor to its Management Board. In 2002 he founded Q.A.T. Investments. Concurrently, he has held various Management and Board functions in companies in the QAT portfolio. Mr. van Sante is a member of De Warande and member of the Board of Directors of Festival of Flanders.

Luis Jimenez-Tuñon was appointed a Director of Pareteum Corporation on March 1, 2017. Mr. Jimenez-Tuñon is a distinguished telecommunications industry leader, and a highly accomplished senior executive with +15 years of success in telecommunications, mobile, technology, satellite, IoT and banking industries. In his executive career, he held leadership positions at Eutelsat EPA:ETL (Worldwide Executive Vice President); Red Queen Ventures (CEO); Vodafone Enabler Spain (CEO); Vodafone LON:VOD (Senior Vice President; previously VP Strategy; and before Executive for New Business); and INSA (Deputy Commercial Director), among others. He grew companies and teams from $0 to + $300m annual revenue consistently exceeding financial, commercial and operational goals across global B2B and B2C markets.

Mr. Jimenez-Tuñon served as CEO of Pareteum’s largest customer, Vodafone Enabler S.L. (“Vodafone Enabler”) from July 2011 to December 2016. As Chief executive of Vodafone Enabler, he pioneered the Company’s innovative business model and powered the launch of Vodafone Spain’s second brand Lowi.es which was awarded best Spanish MVNO in 2015 and 2016. As a start-up born within the Group in 2011, and under his leadership, Vodafone enabler boosted its revenue, profit and operational performance, and achieved internationalization. In addition to his role at Vodafone Enabler, during a decade at Vodafone, Mr. Jimenez-Tuñon also held leadership positions at Vodafone Spain where he was responsible for business development and strategy of the group’s Mobile Virtual Network Operators (MVNOs), enablers, roaming services, international carriers and wholesale fixed broadband business lines, growing business to hundreds of millions of euros in yearly revenue.

Since November 2017, and as Group’s Worldwide Executive Vice President of Eutelsat – one of the leading satellite operators in the world with around 1.5 billion euro in yearly revenue, Mr. Jimenez-Tuñon reports to its Group‘s Deputy CEO and leads its worldwide data business comprising satellite IoT, Corporate, Telecom and new data solutions; fixed data services, wholesale and NGO & humanitarian affairs. On the entrepreneurial front, Mr. Jimenez-Tuñon founded Red Queen Ventures (www.redqueen-ventures.com), a global high-tech advisory and Investment Company focused on early-stage technology, telecom, satellite and aerospace companies in hubs like Madrid, London, New York, Miami, Palo Alto and Los Angeles CA.

Mr. Jimenez-Tuñon earned an Executive MBA from EOI Business School, a Master’s Degree in Satellite Communications from Polytechnic University of Madrid, and a M.S. in Telecommunications Engineering from the University of Zaragoza in cooperation with the Technical University of Denmark. He also completed the prestigious Executive Management Program (SEP) from the Graduate School of Business at Stanford University in California, of which he is lifetime alumni. Mr Jimenez-Tuñon has served on boards and advisory councils, has won numerous awards and recognitions, and has participated as speaker in many business events and round tables.

Robert Lippert was appointed a director on November 16~~,~~ 2018. Dr. Lippert is a financial economist who has held corporate, consulting and academic positions in the areas of finance and strategy. He has more than two decades of business experience around the world. Dr. Lippert is also the coauthor of The New CFOs: How Finance Teams and Their Leaders Can Revolutionize Modern Business coauthored with Liz Mellon, David C. Nagel and Nigel Slack. He has been on the faculty of Emory University, Georgia State University, Rutgers University and the University of South Carolina. He has won numerous teaching awards, published extensively, taught and consulted in 50 plus countries and been Key Note Speaker at numerous events across five continents. He currently designs and delivers a variety of Executive Education courses for DukeCE, Emory, UCLA, UNC-Chapel Hill, and University of Pennsylvania Wharton School of Business. Among others, clients have included: AbbVie, Alcatel, Bank of America/Merrill Lynch, BCBS, CenturyLink, ComcastNBCU, CVS, Enterprise Ireland, Farmers Insurance, HP, Home Depot, IBM, KPMG, Owens Corning, PWC, Samsung, U.S. Navy, UPS and Verizon. In addition to being a faculty member, his work in executive development, consulting, and executive coaching, Dr. Lippert was interim CFO and Vice President of Strategic Planning for the Seibels Bruce Group, a publicly traded holding company, which specialized in insurance-related activities. His primary duties in these capacities were to manage the acquisition, integration and divestiture of existing businesses; oversee the formulation and implementation of the corporate strategic plan; manage the business planning and budgeting process; co-manage a multi-million-dollar investment portfolio; and interact with Wall Street analysts, investment bankers and investors in the financial community. Dr. Lippert earned his Ph.D. in Finance from the University of South Carolina and a BSBA from Xavier University.

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

Denis McCarthy was appointed President on October 1, 2018 and joined Pareteum January 1, 2018 as SVP of Corporate Development. From 2014 through 2017, Mr. McCarthy was Senior Vice President of Operations and Finance at Mosaic Networx Inc., which delivers cloud-based data and telephony services to enterprises, where he handled all aspects of finance, systems integration, human resources and strategic relationships including merger and acquisition activity. From 2011 through 2013, Mr. McCarthy was Senior Vice President of Finance with United Brands Product Design. Prior to that, Mr. McCarthy was CFO of AP Telecom, a global sales channel manager for Undersea Cable Installations. He was CFO and COO of Pac-West Telecomm, a provider of next generation VoIP solutions for enterprise and communications services providers, which includes Telastic, a division of PacWest that developed cutting edge cloud-based telephony, billing and support systems. Mr. McCarthy began his career and spent nearly ten years in public accounting, providing assurance and advisory services in the high technology and software industry, including telecommunications and bio-tech companies both at Arthur Andersen and RSM. He holds a Bachelor of Science in Business Administration and a Master of Science in Administration from Bryant University.

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

Audit and Finance Committee

Our Board of Directors has an Audit and Finance Committee, abbreviated to Audit Committee, composed of Messrs. van Sante (member since February 18, 2016) and Jimenez-Tuñon (member since March 1, 2017) and Mr. Lippert (Chairman since November 16, 2018). Ms. Thomas (member since July 25, 2017), resigned from the Board and the Audit Committee as Chairwoman effective November 16, 2018). Mr. Lippert serves as the Audit and Finance Committee financial expert. The Audit and Finance Committee met four times during 2018 and acted by unanimous written consent four times in 2018. Each of the then-current members was present at all of the Audit and Finance Committee meetings held during 2018.

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee, abbreviated to Nominating Committee, presently composed of Messrs. van Sante (Chairman and member since December 16, 2015) and Jimenez-Tuñon (member since March 1, 2017) and Mr. Lippert (member since November 16, 2018). Ms. Thomas (member since July 25, 2017) resigned from the Board and the Nominating Committee effective November 16, 2018. The Nominating and Corporate Governance Committee did not convene a meeting in 2018, but acted by unanimous written consent one time in 2018. Each of the then-committee members was present at all of the Compensation Committee meetings held during 2018.

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

Compensation Committee

Our Board of Directors also has a Compensation Committee composed of Mr. Jimenez-Tuñon (Chairman, since July 25, 2017), Mr. van Sante and Mr. Lippert (member since November 16, 2018). Ms. Thomas (member since July 25, 2017) resigned from the Compensation Committee effective November 16, 2018. The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as Company benefit and insurance plans. The Compensation Committee did not meet during 2018 but acted by unanimous written consent four times in 2018.

The Compensation Committee has the authority to directly engage, at the Company’s expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2018, the Compensation Committee did not engage any such compensation consultants or advisers.

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

Attendance at Board, Committee and Stockholder Meetings

Our Board of Directors met in person and telephonically 9 times during 2018 and also approved Board resolutions or acted by unanimous written consent 24 times. Each of the then-members of our Board of Directors was present at 75% or more of the Board of Directors meetings held in 2018.

We have encouraged, but do not require, that all of our directors be in attendance at our annual shareholder meeting either in person or by remote communication. In 2018, Mr. Turner, via teleconference, attended the annual stockholder meeting.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)		Bonus ($)			Bonus Stock Awards (in $)	Bonus Stock Awards (in shares)		Option Awards ($)(2)	Option Awards (in options)		Stock Awards ($)(1)	Stock Awards (in shares)	All Other Compensation ($)			Total ($)	Total Number of shares	Total Number of options
Robert H. Turner *	2018	$321,225	(a)		$600,000	(f)	$2,921,563	1,375,000	(i)	$-	-		$			$1,439,055	(o)	$5,281,843	1,375,000	-
(Executive Chairman)	2017	$326,044			$300,000		$1,605,965	1,196,436		$265,520	100,000		$		$			$2,497,529	1,196,436	100,000
Victor Bozzo	2018	$293,162	(b)		$325,000	(g)	$687,788	306,943	(j)	$460,064	500,000	(l)	$			$395,521	(p)	$2,161,536	306,943	500,000
(Chief Executive Officer)	2017	$307,063			$83,500		$352,513	330,555		$-	-		$		$			$743,076	330,555	-
Alex Korff	2018	$134,319	(c)		$-		$304,581	208,329	(k)	$-	-		$			$-		$438,900	208,329	-
(General Counsel, Secretary & Compliance Officer)	2017	$208,164					$224,249	108,333		$24,389	20,000		$		$			$456,802	108,333	20,000
Edward O'Donnell	2018	$212,197	(d)		$60,000	(h)	$-	-		$151,397	100,000	(m)	$			$14,354	(q)	$437,948	-	100,000
(Chief Financial Officer)	2017	$209,388		$			$2,915	1,000		$220,201	290,000		$		$			$432,504	1,000	290,000
Denis McCarthy	2018	$198,509	(e)		$-		$-	-		$138,021	150,000	(n)	$			$17,662	(q)	$354,192	-	150,000
(President)	2017	$-			$-		$-	-		$-	-		$		$			$-	-	-

Notes:

(i)	Mr. Turner was appointed on November 16, 2015.

(ii)	Mr. Bozzo was appointed on November 1, 2016.

(iii)	Mr. Korff was appointed on April, 1, 2016. Effective December 1, 2017, Mr. Korff transitioned from General Counsel to Company Secretary.

(iv)	Mr. O’Donnell was appointed January 8, 2017, compensation to be received in 2017 was pro-rated.

(v)	Mr. McCarthy was appointed January 1, 2018, increase of salary implemented as per October 1, 2018.

(a)	These amounts have been agreed in USD and amounts to an annual amount of USD 300,000. The total salary in 2018 amounts to $321,225 which includes the employer part of the social securities.

(b)	These amounts have been agreed in USD and amounts to an annual amount of USD 275,000. The total salary in 2018 amounts to $293,162 which includes the employer part of the social securities and staff allowances.

(c)	These amounts have been agreed in GBP. The amount for 2018 has been agreed upon GBP 100,000. The average exchange rate is $1.3432 in 2018. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(d)	These amounts have been agreed in USD and amounts to an annual amount of USD 200,000. The total salary in 2018 amounts to $212,197 which includes the employer part of the social securities.

(e)	These amounts have been agreed in USD and started with an annual amount of USD 175,000, which was increased as of Q4-2018 to an annual amount of $225,000. The total salary in 2018 amounts to $198,509 which includes the employer part of the social securities.

(x)	These amounts have been agreed in EUR and amounts to an annual amount of EUR 240,000. The 2018 salary only represent 3 months, the officer uses a consultancy construction for his compensation and is paid by one of the subsidiaries. Options are granted by Headquarter office and the award value represent the expensing during 2018 for the Black-Scholes value during the time until vesting of the award.

(f)	2017 Bonus granted for an amount of $600,000 which was equally paid through the twelve months of 2018.

(g)	2017 Bonus granted for an amount of $325,000 which was equally paid through the twelve months of 2018.

(h)	2017 Bonus granted for an amount of $60,000 which was equally paid through the twelve months of 2018.

(i)	Comprised of 375,000 shares being the remainder of a 1,500,000 Restricted Stock Award granted November 17, 2017 and 1,000,000 shares being part of the 2017 Performance Equity Grant (granted September 29, 2018 totaling 2,000,000 shares), as of December 2018, 1,000,000 shares will be vesting and delivered during 2019.

(j)	Comprised of 306,943 shares being the remainder of a 850,000 Restricted Stock Award granted November 17, 2017. As of December 2018, 236,113 shares will be vesting and delivered during 2019.

(k)	Comprised of 200,000 shares being the remainder of a 200,000 Restricted Stock Award granted November 17, 2017 and an accidental excess delivery of 8,329 shares which are in a process to be returned.

(l)	500,000 options granted May 10, 2018 with a Black-Scholes value of $935,921, options have an exercise price of $2.49 and will start vesting at February 5, 2019 for 1/3 and will be followed by 24 equal subsequent monthly vestings.

(m)	100,000 options granted May 10, 2018 with a Black-Scholes value of $187,184, options have an exercise price of $2.49 and will start vesting at February 5, 2019 for 1/3 and will be followed by 24 equal subsequent monthly vestings.

(n)	Comprised of two options agreements totaling to 150,000 options granted May 10, 2018 with a Black-Scholes value of $280,776, options have an exercise price of $2.49 and will start vesting at February 5, 2019 for 1/3 and will be followed by 24 equal subsequent monthly vestings.

(o)	Result of an agreement between Mr. Turner and the company that the company will pay for the taxes levied on the stock-based compensation granted

(p)	Comprised of an amount of $370,786 as a result of an agreement between Mr. Bozzo and the company that the company will pay for the taxes levied on the stock-based compensation granted and an amount of $24,736 for Other Staff Allowances.

(q)	Relating to Other Staff Allowances.

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

Denis McCarthy, President – Mr. McCarthy joined the Company as of January 1, 2018 in the capacity of SVP of Corporate Development. We then entered an employment agreement as of October 1, 2018, with Mr. McCarthy, to serve as President of the Company, for the purpose of expanding Mr. McCarthy’s responsibilities with the Company during his continued term of employment. Mr. McCarthy is paid a base compensation of USD $225,000 gross per year. Mr. McCarthy is eligible to receive an annual bonus of up to 100% of the amount of his gross base salary, subject to the achievement of certain business-plan targets. Mr. McCarthy is also entitled to other customary allowances, bonuses, reimbursements for certain expenses and vacation pay. The agreement is an “at-will” agreement, and also provides that if Mr. McCarthy is terminated by the Company, then, subject to a mutual release, the Company will pay to Mr. McCarthy his base salary for an additional 12 months after termination in accordance with customary payroll practices. Mr. McCarthy is subject to the Company’s customary confidentiality requirements consummate with his position during and after his term of employment.

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

Denis McCarthy – The employment agreement with Mr. McCarthy is for an indefinite term. Under the terms of the employment agreement, Mr. McCarthy is entitled to a severance if he is terminated by the Company without “cause” or by Mr. McCarthy for “good reason” the Company will pay to Mr. McCarthy 12 months’ salary at the rate of his salary as of such termination.

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

GRANT OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of shares	All Other Stock Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name and principle position	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	of Stocks or Units (#)	Underlying Options #	Option Awards ($/Sh)	Option Awards ($)(1)
Robert H. Turner	17-Nov-17							375,000			$992,188
(Executive Chairman)	29-Sep-18				1,000,000			1,000,000			$1,980,000
	29-Sep-18										$1,690,000
Victor Bozzo	17-Nov-17							306,943			$736,663
(CEO & Chief Executive Officer)	17-Nov-17				259,724						$438,934
	10-May-18								500,000	$2.49	$935,921
Alex Korff	17-Nov-17							208,329			$540,823
(General Counsel, Secretary & Compliance Officer)
Edward O’Donnell	8-Jan-17								250,000	$1.0000	$121,806
(Chief Financial Officer)	10-May-18								100,000	$2.4900	$187,184
Denis McCarthy	10-May-18								50,000	$2.4900	$93,592
	10-May-18								100,000	$2.4900	$187,184
Bart Weijermars	17-Oct-18								138,655	$3.0400	$189,344
(CEO EMEA)

The Company issued the compensation shares to the above executive officers from the shares authorized under its 2017 Plan and 2018 Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2018 for each of our named executive officers.

Outstanding Equity Awards
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Robert H. Turner						1,000,000(a)	$1,690,000
(Executive Chairman)

Victor Bozzo		500,000	(1)	$2.4900	5-Feb-22
(CEO & Chief Executive Officer)						236,113(b)	$399,031

Alex Korff
(General Counsel, Secretary & Compliance Officer)

Edward O'Donnell	159,717(2)			$1.0000	7-Jan-20
(Chief Financial Officer)		90,283	(2)	$1.0000	7-Jan-20
		100,000	(1)	$2.4900	5-Feb-22

Denis McCarthy		50,000	(1)	$2.4900	5-Feb-22
		100,000	(1)	$2.4900	5-Feb-22

(a)	Unvested Time Conditioned Restricted Stock Award granted September 29, 2018. The total number of Restricted Stock Awarded was 2,000,000 shares of which 1,000,000 have actually been issued and 1,000,000 remained unvested as per December 31, 2018, The remaining 1,000,000 are scheduled to vest equally over the 12 months of 2019.
(b)	Unvested Time Conditioned Restricted Stock Award granted November 17, 2017. The total number of Restricted Stock Awarded was 850,000 shares of which 613,887 have actually been issued and 236,113 remained unvested as per December 31, 2018
1	The stock options vested on the grant date May 10, 2018 and will start vesting February 5, 2019 for 1/3 and will be followed by 24 equal monthly vestings, expiration date will be February 5, 2022.
2	The stock options were granted on January 9, 2017, start vesting January 7, 2018 for 1/3 and will have 24 subsequent equally monthly vestings, expiration date will be January 7, 2020

OPTION EXERCISES AND STOCK VESTED

The following table represents stock options that have been exercised and restricted stock awards that have vested as of December 31, 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)
Robert H. Turner	0	$-	1,375,000	$2,986,250.00

Vic Bozzo	0	$-	306,943	736,663.20

Alex Korff	0	$-	208,329	542,906.27

Edward O’Donnell	0	$-	0	-

Denis McCarty	0	$-	0	-

Laura Thomas	0	$-	0	-

			1,890,272	$4,265,819

Our named executive officers did not participate in, or otherwise receive any benefits under, a nonqualified deferred compensation plan during 2018.

(a)	The awards have been granted in 2017 and 2018 and vested during 2017 and 2018, however, some of the shares vested in 2017 were only issued and delivered early 2018. The corresponding share-based compensation expenses have been accounted for in the year of vesting with an fair market value adjustment at the delivery date of the shares of common stock.

Director Compensation

The basic compensation for serving as a non-executive director is USD $80,000 per year, with an additional USD $10,000 for non-executive directors serving in one committee and USD $20,000 paid to non-executive directors who serve on more committees of our Board of Directors, USD $30,000 for serving as chairman of the Audit Committee and USD $5,000 for serving as a chairman of the other committees. Generally, during a non-executive director’s first year of service, a minimum of 50% of such director’s compensation is paid through the issuance of common stock with the remaining portion paid in cash. In subsequent years of service, a non-executive director gets to elect the method and proportion of payment. Compensation was paid per quarter in arrears, whereby the conversion of cash in shares was done at the average closing share price of the Company of the 10 days prior to the end of the respective quarter discounted by 25%. This is in line with our policy to stimulate as much as possible conversion into shares to preserve our cash position.

The following table represents compensation earned or paid in 2018 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yves van Sante (2)	$129,851	$237,865	$-	$-	$(42,767)	$-	$324,949
Laura Thomas (3)	181,054	47,002	31,941	-	(48,048)	-	211,948
Luis Jimenez Tuñon (4)	40,000	437,758	-	-	(97,749)	-	380,009
Robert Lippert (5)	-	-	-	-	19,899	-	19,899

(1)	The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the directors in the fiscal year in lieu of cash fees or other awards, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2018. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for the 2018 calculations in this table are the share prices of the last 10 trading days of the quarter covering the compensation related period. Compensation to the directors can be elected by the directors, at the beginning of the quarter, either in cash or in shares. When directors opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts however are shown at fair market value at the date of delivery. In principle non-executive officer directors might earn up to approximately 33% more than the standard director fees if they have elected to receive 100% compensation in shares.

(2)	Mr. van Sante earned a cash directorship fees of $129,851 which includes deferred board fee payable as per December 31, 2017. During 2018 Mr. van Sante earned EUR 25,000 outside the normal board fee arrangement and furthermore Mr. van Sante was compensated $26,042 for directorships activities for Pareteum subsidiaries. During 2018 a fair market value of $237,865 in shares of common stock were issued to Mr van Sante for shares which were awarded in 2017 and vested during 2018 66,666 shares and an award of 40,000 shares. Mr. van Sante did not elect to have his directorship fees paid in shares for 2018. Currently $49,459 of his fees is still unpaid. The number of shares pending to be issued as per December 31, 2018 for non-cash compensation in lieu of cash for services prior to 2018 is 133,052 which have a fair market value of $294,512 and are expected to be issued in the first quarter of 2019.

(3)	Ms. Thomas earned cash directorship fees of $181,054 in 2018, of which $7,113 was paid as a deferred part of her 2017 cash compensation.

(4)

Mr. Tuñon elected to have all regular board fees to be paid in shares at the terms described above. During 2018 Mr. Tuñon earned $40,000 outside his normal board fee arrangement for special projects. During 2018 a total fair market value of $437,758 in shares were issued to Mr. Tuñon which were awarded in 2017 and vested during 2018 (66,666 shares) and 101,436 shares with an fair market value of $289,093 were delivered. As per December 31, 2018, the number of shares pending to be issued as per December 31, 2018 for non-cash compensation in lieu of cash for services prior to 2018 is 84,179 which have an fair market value of $142,263 and are expected to be issued in the first quarter of 2019. Another 16,668 shares of common stock which have vesting in 2018 as part of a time conditioned award which have a fair market value of $28,169.

(5)	Mr. Lippert joined our Board of Directors in November 2018 and didn’t receive cash directorship fees in 2018, however, an amount of $8,125 is currently being booked as deferred cash fees and is expected to be paid in early 2019, another $11,774 being the fair market value as per December 31, 2018 for 6,967 shares is being accounted for and shares are expected to be delivered early 2019.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)

Equity compensation plans approved by security holders	2008 Plan (1):	203,266	$10.74	921,910
	2017 Plan (2):	3,417,856	$1.00	1,530,049
	2018 Plan (3):	1,000,000	$-	6,000,000
Equity compensation plans not approved by security holders		-	-	-
Total		4,621,122		8,451,959

(1)	2008 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2008 Plan”). Form S-8 filed July 11, 2008. On September 14, 2011 the stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 200,000 to 920,000, on December 17, 2013 the stockholders approved an increase from 920,000 to 1,840,000 and on September 12, 2014 an increase of the total number of shares available under the 2008 Plan from 1,840,000 to 2,240,000.

(2)	2017 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2017 Plan”). On September 12, 2017 the shareholders approved 6,500,000 shares to be issued under the 2017 Plan, of which 3,500,000 were registered under a Form S-8 filed June 14, 2017 for a number of 3,500,000 shares and 3,000,000 shares were registered under a Form S-8 filed April 13, 2018.

(3)	2018 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2018 Plan”). Form S-8 filed October 10, 2018. The shareholders approved 8,000,000 shares to be issued under the 2018 Plan, of which 8,000,000 were registered under the S-8. During 2018 1,000,000 have been issued.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS, OFFICERS AND Directors

The following table sets forth, based on 109,399,780 shares of our Common Stock outstanding as of March 18, 2019, certain information as to the stock ownership of each person known by us to own beneficially five percent or more of our outstanding Common Stock, of each of the named executive officers and directors, and of all the named executive officers and directors as a group. In computing the outstanding shares of Common Stock, we have excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Pareteum Corporation, at 1185 Avenue of the Americas, 37th Floor, New York, NY 10036.

Name of Beneficial Holder	Number of Shares of Common Stock Owned(A)		Percent of Class as of March 18, 2019
5% or More Holders (none reported)

Officers & Directors
Yves Van Sante	286,285	(2)	0.3%
Robert H. Turner	2,765,973	(4)	2.5%
Luis Jimenez-Tuñon	280,056	(5)	0.3%
Robert Lippert	16,967	(1)	0.0%
Victor Bozzo	803,757	(6)	0.7%
Denis McCarthy	-	(3)
Edward O’Donnell	228,697	(7)	0.2%
All Officers and Directors as a Group (7 Persons)	4,381,735	(2)-(7)	4.0%

(A) Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

(1) Issued options have not yet vested.

(2) Excludes 133,333 shares of common stock pursuant to a restricted stock award which does not vest within 60 days of March 18, 2019.

(3) Issued options have not yet vested.

(4) Includes stock received and purchased through March 18, 2019.

(5) Excludes 105,558 shares of common stock pursuant to a restricted stock award which does not vest within 60 days of March 18, 2019.

(6) Includes 194,445 shares of common stock issuable upon exercise of options vested or to be vested within 60 days of March 18, 2019.

(7) Includes (i) 36,111 shares of common stock issuable upon exercise of options vested or to be vested within 60 days of March 18, 2019, at an exercise price of $2.37, and (ii) 180,549 shares of common stock issuable upon exercise of options vested or to be vested within 60 days of March 18, 2019, at an exercise price of $1.00.

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

During 2017 and 2018, the Company retained Robert Turner of InTown Legal Services, who is the son of Robert H. Turner, Executive Chairman of the Board. InTown Legal Services has a $5,000 per month minimum retainer with the Company and was paid $66,114 in 2017 and $133,194 in 2018. The agreement between the Company and InTown Legal Services is an at will agreement.

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

Three of our current directors, Yves van Sante, Luis Jimenez-Tuñon and Robert Lippert are not related to each other and are “independent” under Section 803 of the Exchange rules. Each of Messrs. van Sante and Jimenez-Tuñon and Lippert serve on the Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Executive Chairman is not independent.

In addition, Mr. van Sante and Mr. Jimenez-Tuñon and Mr. Lippert qualify as “independent” under the standards established by the SEC for members of audit committees. The Board of Directors has determined that Mr. Lippert is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Lippert’ experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Lippert any duties, obligations or liability that are greater than those generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Our Board of Directors also determined that Mr. Lippert has sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Squar Milner LLP (“Squar Milner”), our independent registered accounting firm for the fiscal years ended December 31, 2018 and December 31, 2017. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2018	2017
Audit fees	$350,000	$240,000
Audit-related fees	-	-
Tax fees	28,000	28,000
All other fees	-	$60,000
Total Fees	$378,000	$328,000

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Tax fees. Consists of fees paid to Squar Milner related to the filings of Federal and State returns during the years ended December 31, 2018 and 2017.

All other fees. Consists of fees related to letters to underwriters in connection with certain registration statements for the years ended December 31, 2018 and 2017.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
2.1	Agreement and Plan of Merger between Pareteum Communication Corporation a Delaware Corporation and Pareteum Communications, Inc., a California Corporation (incorporated by reference to Appendix A to Pareteum Corporation’s Definitive Proxy Statement filed dated July 26, 2011).
2.2	Rule 2.7 Announcement dated June 7, 2018 (incorporated by reference to Exhibit 2.1 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).

2.3	Co-operation Agreement, dated June 7, 2018 (incorporated by reference to Exhibit 2.2 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).
2.4	Sale and Purchase Agreement, dated March 17, 2010, by and among Pareteum Corporation and the stockholders of ValidSoft Limited other than Enterprise Ireland (incorporated by reference to Exhibit 2.1 to Pareteum Corporation’s current report on Form 8-K dated March 23, 2010).
2.5	Agreement and Plan of Merger by and among iPass Inc., TBR, Inc. and Pareteum Corporation dated November 12, 2018 (incorporated by reference to Pareteum Corporation’s current report on Form 8-k dated November 13, 2018).
3.1	Certificate of Merger (incorporated by reference to Exhibit 3.2 to Pareteum Corporation’s current report on Form 8-K dated October 4, 2011).
3.2	Certificate of Incorporation of Pareteum Communication Corporation, a Delaware Corporation (incorporated by reference to Exhibit 3.2 to Pareteum Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2013).
3.3	By-Laws (incorporated by reference to Appendix C of Pareteum Corporation’s Definitive Proxy Statement on Schedule 14A dated July 26, 2011).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated August 29, 2016).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock as corrected (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated September 9, 2016).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated November 3, 2016).
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Pareteum Corporation’s current report on Form 8-K dated November 3, 2016).
3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated February 27, 2017).
3.9	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated November 8, 2017).
4.1	Form of Warrant, dated November 17, 2014, issued to Corbin Mezzanine Fund I, L.P. (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
4.2	Form of Conversion Letter Agreement, dated November 17, 2014, issued to Saffelberg Investments NV (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
4.3	Form of Warrant, dated November 17, 2014, issued to Saffelberg Investments NV (incorporated by reference to Exhibit 4.3 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
4.4	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine Fund I, L.P (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on July 14, 2014).

4.5	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine Fund I, L.P (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on July 14, 2014).
4.6	Form of Warrant issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on December 24, 2015).
4.7	Corbin Warrant, dated December 27, 2016 issued to Corbin Mezzanine Fund I, L.P to purchase 27,051,627 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on December 29, 2016).
4.8	ACM Warrant, dated December 27, 2016 issued to ACM Carry-I LLC to purchase 4,773,817 shares of Common Stock (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on December 29, 2016).
4.9	Amendment No. 1 to Corbin Warrant, dated March 31, 2017 (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on April 6, 2017).
4.10	Amendment No. 1 to ACM Warrant, dated March 31, 2017 (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on April 6, 2017).
4.11	Form of New Warrant (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on July 17, 2017).
4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on December 1, 2017).
4.13	Form of Warrant (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on February 13, 2019
10.1	Contract between Vodafone Enabler Espana, S.L. and Pareteum Europe Holding, B.V., dated November 1, 2013 (incorporated by reference to Exhibit 10.11 to Pareteum Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2013).
10.2	Credit Agreement, dated as of November 17, 2014, by and among Pareteum Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
10.3	Security Agreement, dated as of November 17, 2014, by and among Pareteum Europe Holding B.V., Pareteum Corporation, the other Grantors from time to time party hereto, and Atalaya Administrative LLC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
10.4	First Amendment to Credit Agreement, dated as of July 9, 2015, by and among Pareteum Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to t Pareteum Corporation’s current report on Form 8-K filed on July 14, 2014).
10.5	Trademark Security Agreement, dated as of November 17, 2014, between Pareteum Europe Holding B.V. and Atalaya Administrative LLC (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
10.6	Release and Settlement Agreement, dated as of June 12, 2015, by and between Pareteum de Mexico, S.A.P.I. de C.V., Pareteum Europe Holding BV, and Pareteum Corporation, and Iusacell, S.A., de C.V. (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on June 16, 2015).
10.7	Severance Agreement, dated as of November 16, 2015, between Pareteum Corporation and Steven van der Velden (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on November 17, 2015).

10.8	Form of Subscription Agreement issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on December 24, 2015).
10.9	Form of 9% Unsecured Subordinated Convertible Promissory Note issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K filed on December 24, 2015).
10.10	Amended and Restated Pareteum Corporation 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to t Pareteum Corporation’s definitive proxy statement on Schedule 14 A filed on November 21, 2013).
10.11	Amendment No. 2 to the Amended and Restated Pareteum Corporation 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to Pareteum Corporation’s definitive proxy statement on Schedule 14 A filed on August 11, 2014).
10.12	Subscription Agreement (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated September 9, 2016).
10.13	Form of Share Purchase Agreement dated September 30, 2016 (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated October 6, 2016).
10.14	Promissory Note dated September 30, 2016 (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated October 6, 2016).
10.15	License Agreement dated September 30, 2016 (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K dated October 6, 2016).
10.16	Subscription Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated November 3, 2016).
10.17	Letter Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 21, 2016).
10.18	Amended and Restated Credit Agreement, dated as of December 27, 2016, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 29, 2016).
10.19	Reaffirmation Agreement, dated as of December 27, 2016, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor Pareteum North America Corp., from time to time party hereto as Guarantors and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated December 29, 2016).
10.20	Letter Agreement, dated as of March 6, 2017, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated March 7, 2017).
10.21	Agreement, dated March 30, 2017 (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated March 31, 2017).
10.22	Amendment, dated March 31, 2017 (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated April 6, 2017).
10.23	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated July 17, 2017).
10.24	Pareteum Corporation 2017 Long-Term Incentive Compensation Plan (incorporated by reference to Appendix A to Pareteum Corporation’s definitive proxy statement on Schedule 14 A filed on July 27, 2017).
10.25	Placement Agency Agreement, dated October 5, 2017, between Pareteum Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated October 5, 2017).

10.26	Form of Share Exchange Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated October 16, 2017).
10.27	Form of Strategic Alliance Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated October 16, 2017).
10.28	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 1, 2017).
10.29	Form of Placement Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated December 1, 2017).
10.30	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated May 9, 2018).
10.31	Form of Placement Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated May 9, 2018).
10.32	Management Services Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).
10.33	Amendment dated June 7, 2018 to Management Services Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).
10.34	Consent and Amendment No. 1 to Credit Agreement by and among iPass Inc., iPass IP LLC, Fortress Credit Corp., FIP UST LP and DBD Credit Funding LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.35	Joinder to Security Agreement by Pareteum Corporation (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.36	Joinder to Guarantee by Pareteum Corporation (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.37	Joinder to Pledge Agreement by Pareteum Corporation (incorporated by reference to Exhibit 10.4 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.38***	Credit Agreement between Pareteum Corporation and certain subsidiaries of Pareteum Corporation, Post Road Administrative Finance, LLC and Post Road Special Opportunity Fund I LLP
10.39***	Security Agreement between Pareteum Corporation and certain subsidiaries of Pareteum Corporation, Post Road Administrative Finance, LLC and Post Road Special Opportunity Fund I LLP
10.40***	Patent Security Agreement between Pareteum Corporation and certain subsidiaries of Pareteum Corporation, Post Road Administrative Finance, LLC and Post Road Special Opportunity Fund I LLP
10.41***	Trademark Security Agreement between Pareteum Corporation and certain subsidiaries of Pareteum Corporation, Post Road Administrative Finance, LLC and Post Road Special Opportunity Fund I LLP
21.1	Subsidiaries
23.1*	Consent of Squar Milner, LLP
31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document. (*)

101.SCH	XBRL Taxonomy Extension Schema Document. (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)

*	Filed Herewith
**	Employee Compensation Plan
***	Confidential Treatment has been requested for certain portions of this Exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pareteum Corporation

By:	/s/ Robert H. Turner
Name:	Robert H. Turner
Title:	Executive Chairman
(Principal Executive Officer)

Date:	March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Robert H. Turner	Executive Chairman	March 18, 2019
Robert H. Turner	(Principal Executive Officer)

/s/ Victor Bozzo	Chief Executive Officer	March 18, 2019
Victor Bozzo

/s/ Edward O’Donnell	Chief Financial Officer	March 18, 2019
Edward O’Donnell	(Principal Financial and Accounting Officer)

/s/ Yves van Sante	Director	March 18, 2019
Yves van Sante

/s/ Luis Jimenez-Tuñon	Director	March 18, 2019
Luis Jimenez-Tuñon

/s/ Robert Lippert	Director	March 18, 2019