Form 10-Q
period 2019-03-31
PARETEUM Corp
filed 2019-05-10
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TEUM	NASDAQ

As of May 9, 2019, there were 110,921,738 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,699,061	$6,051,709
Restricted cash	704,779	430,655
Accounts receivable, net of an allowance for doubtful accounts of $1,307,071 at March 31, 2019 and $1,021,179 at December 31, 2018	28,644,699	15,361,594
Prepaid expenses and other current assets	3,633,668	2,083,950
Total current assets	43,682,207	23,927,908

NON-CURRENT ASSETS

OTHER ASSETS	575,790	45,336

RIGHT OF USE LEASE ASSETS	3,136,015	-

NOTE RECEIVABLE	3,763,103	1,082,436

PROPERTY AND EQUIPMENT, NET	5,184,312	4,553,250

INTANGIBLE ASSETS, NET	60,706,494	39,658,325

GOODWILL	119,898,741	91,773,911

TOTAL ASSETS	$236,946,662	$161,041,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	$25,079,940	$10,337,629
Net billings in excess of revenues	1,615,976	927,780
Accrued expenses and other payables	12,566,851	7,952,380
Promissory note	516,205	681,220
9% Unsecured subordinate convertible promissory note (net of debt discount and debt issuance costs)	-	106,967
Total current liabilities	39,778,972	20,005,976

LONG TERM LIABILITIES
Senior secured debt	21,806,879	-
Lease liabilities	3,141,842	-
Other long term liabilities	80,491	212,703
Deferred tax liabilities	8,190,607	8,415,825
Related party loan	342,000	341,998
Total long term liabilities	33,561,819	8,970,526

Total liabilities	73,340,791	28,976,502

Commitments and Contingencies (See Notes)

STOCKHOLDERS’ EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common Stock $0.00001 par value, 500,000,000 shares authorized, 109,765,015 issued and outstanding as of March 31, 2019 and 97,852,911 shares issued and outstanding as of December 31, 2018	488,670,353	450,990,827
Accumulated other comprehensive loss	(6,660,584)	(6,300,780)
Accumulated deficit	(318,403,898)	(312,625,383)
Pareteum Corporation stockholders’ equity	163,605,871	132,064,664

NON-CONTROLLING INTEREST	-	-
Total stockholders’ equity	163,605,871	132,064,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,946,662	$161,041,166

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended
	March 31,	March 31,
	2019	2018
REVENUES	$23,039,913	$4,112,570

COST AND OPERATING EXPENSES
Cost of service (excluding depreciation and amortization)	10,068,283	1,194,523
Product development	2,198,324	726,845
Sales and marketing	2,564,912	688,998
General and administrative	7,614,359	2,296,852
Restructuring and acquisition charges	3,080,364	73,600
Depreciation and amortization of fixed and intangibles assets	2,843,403	965,290
Total cost and operating expenses	28,369,645	5,946,108

LOSS FROM OPERATIONS	(5,329,732)	(1,833,538)

OTHER INCOME (EXPENSE)
Interest income	101,545	42,672
Interest expense	(548,860)	(63,758)
Interest expense related to debt discount and conversion feature	(71,981)	(29,566)
Amortization of deferred financing costs	(49,691)	(6,142)
Changes in derivative liabilities	-	(313,733)
Other (expense) income, net	(47,130)	69,546
Total other expense	(616,117)	(300,981)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,945,849)	(2,134,519)
Income tax benefit	(167,334)	(418)
NET LOSS	(5,778,515)	(2,134,101)

OTHER COMPREHENSIVE LOSS
Foreign currency translation (loss) gain	(359,804)	104,402

COMPREHENSIVE LOSS	$(6,138,319)	$(2,029,699)

Net loss per common share and equivalents – basic	$(0.06)	$(0.04)

Net loss per common share and equivalents – diluted	$(0.06)	$(0.04)

Weighted average shares outstanding during the period – basic	103,565,745	50,062,434

Weighted average shares outstanding during the period – diluted	103,565,745	50,062,434

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Accumulated other		Total
	Common Stock		comprehensive	Accumulated	stockholders
Description	Shares	Amount	loss	deficit	equity
Balance – January 1, 2018	46,617,093	$321,271,437	$(6,306,691)	$(299,543,213)	$15,421,533

Shares issued for warrant exercises	4,250,748	2,542,250	-	-	2,542,250
Stock awards issued to management	100,000	283,000	-	-	283,000
Shares issued to consultants	78,553	81,997	-	-	81,997
Shares in transit	-	526,749	-	-	526,749
Amortization of stock options expense	-	160,821	-	-	160,821
Accumulated adjustment for accounting change	-	-	107,520	-	107,520
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	(3,118)	-	(3,118)
Net loss	-	-	-	(2,134,101)	(2,134,101)
Balance - March 31, 2018	51,046,394	$324,866,254	$(6,202,289)	$(301,677,314)	$16,986,651

Balance - January 1, 2019	97,852,911	$450,990,827	$(6,300,780)	$(312,625,383)	$132,064,664

Shares issued for acquisitions	9,865,412	29,253,287	-	-	29,253,287
Warrant exercises	501,606	647,447	-	-	647,447
Services settled by issuance of shares	420,514	1,522,636	-	-	1,522,636
Shares issued to be cancelled	37,014	64,775	-	-	64,775
Exercises of stock options	68,083	69,567	-	-	69,567
Shares in transit	-	1,451,700	-	-	1,451,700
Stock based compensation expense	594,475	3,713,614	-	-	3,713,614
Shares issued to senior secured lender	425,000	956,500	-	-	956,500
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	(359,804)	-	(359,804)
Net Loss	-	-	-	(5,778,515)	(5,778,515)
Balance – March 31, 2019	109,765,015	$488,670,353	$(6,660,584)	$(318,403,898)	$163,605,871

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,778,515)	$(2,134,101)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,843,403	965,290
Provision for doubtful accounts	285,892	-
Stock based compensation	3,713,614	1,077,625
Change in fair value of warrant liability	-	313,733
Amortization of deferred financing costs	49,690	6,142
Interest expense relating to debt discount and conversion feature	71,981	29,566
Services settled by issuance of shares	1,522,636	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,225,001)	110,684
Decrease (increase) in prepaid expenses and other assets	2,816,290	(319,733)
Increase in accounts payable and customer deposits	3,421,002	307,619
(Decrease) increase in Net billings in excess of revenues	(1,237,464)	54,885
(Decrease) in accrued expenses and other payables	(3,097,473)	(383,139)
Net cash (used in) provided by operating activities	(4,613,945)	28,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(765,370)	(433,749)
Business combinations, net of cash acquired	(284,023)	-
Investment in notes receivable	(2,700,000)	-
Net cash (used in) investing activities	(3,749,393)	(433,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants and options	717,014	2,489,329
Repayments on other long term loans	-	(17,105)
Increase in short term loans	287,566	52,813
Financing related fees	(894,443)	-
Proceeds from senior secured debt issued	25,000,000	-
Principal repayment Senior Secured Loan	(11,669,963)	-
Net cash provided by financing activities	13,440,174	2,525,037

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(155,360)	131,111
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,921,476	2,250,970
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	6,482,364	13,737,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$11,403,840	$15,988,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$(33,057)	$(4,937)
Cash received during the period for interest	$41,606	$-
Cash paid for income taxes	$(5,570)	$-

NON-CASH FINANCING ACTIVITIES
Shares issued for acquisitions	$(30,654,194)	-
Shares issued for conversions of notes and interest	$(147,385)	$-
Shares issued for settlement of debt	$(544,793)	$-
Shares issued to Senior Secured Lender	$(1,606,500)	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Condition

As reflected in the accompanying condensed consolidated financial statements, Pareteum Corporation (“Pareteum,” the “Company,” “we,” “us,” or “our”) (NASDAQ: TEUM) reported a loss of $5,778,515 for the period ended March 31, 2019 and had an accumulated deficit of $318,403,898 as of March 31, 2019.

Note 2. Description of Business, Basis of Presentation and Use of Estimates

Business overview

Pareteum has developed a Communications Cloud Services Platform, providing (i) Mobility, (ii) Messaging, and (iii) Security services and applications, with a Single-Sign-On, API and software development suite. The Pareteum platform hosts integrated IT/Back Office and Core Network functionality for mobile network operators, and for enterprises implement and leverage mobile communications solutions on a fully outsourced SaaS, PaaS and/or IaaS basis: made available either as an on-premise solution or as a fully hosted service in the Cloud depending on the needs of our customers. Pareteum also delivers an Operational Support System (“OSS”) for channel partners, with Application Program Interfaces (“APIs”) for integration with third party systems, workflows for complex application orchestration, customer support with branded portals and plug-ins for a multitude of other applications. These features facilitate and improve the ability of our channel partners to provide support and to drive sales.

On February 12, 2019, we completed our previously announced acquisition of all of the issued and to be issued and outstanding shares of iPass, Inc., a Delaware corporation (“iPass” and the acquisition of iPass, the “iPass Acquisition”). iPass is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform and is now a wholly-owned subsidiary of the Company. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

Basis of Presentation of Interim Periods

The interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP,”) for interim financial information and in accordance with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 8 of SEC Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our 2018 Annual Report on Form 10-K filed with the SEC on March 18, 2019, referred to as our 2018 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for future quarters or the full year. All intercompany transactions and account balances have been eliminated in consolidation. As of March 31, 2019, the Company’s subsidiaries are:

•	its wholly owned subsidiary Pareteum North America Corp. with its wholly owned subsidiary, Pareteum UK Ltd.;
•	its wholly owned subsidiary Pareteum Asia PTE. Ltd.;
•	its wholly owned subsidiary TBR Inc. (special purpose vehicle for iPass acquisition);
•	its wholly-owned subsidiary Pareteum Europe B.V. (fka Elephant Talk Europe Holding B.V.) and its wholly owned subsidiaries, Elephant Talk Mobile Services B.V., Elephant Talk PRS Netherlands BV, Elephant Talk Deutschland GmbH (dormant), Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Luxembourg SA (dormant), Guangzhou Elephant Talk Information Technology Limited (dormant), Elephant Talk Communications Italy S.R.L. (dormant), Elephant Talk Business Services W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. (dormant).;
•	its wholly owned Elephant Talk Communications Holding AG and its wholly owned subsidiaries Pareteum Spain SLU and ETC Carrier Services GmbH.;
•	Pareteum Europe B.V. majority-owned subsidiaries Elephant Talk Bahrain W.L.L. (99%), ET de Mexico S.A.P.I. de C.V. (99.998%), ET-UTS NV; (51%) and LLC Pareteum (Russia) (50%) Elephant Talk;
•	Elephant Talk Telecomunicação do Brasil LTDA, is owned 90% by Pareteum Europe B.V. and 10% by Elephant Talk Communication Holding AG;

•	its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its wholly owned ET Guangdong Ltd. And its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.;
•	Asesores Profesionales ETAK S. de RL. De C.V. is owned 99% by Pareteum Europe B.V.;
•	its wholly owned subsidiary Artilium Group Ltd. And its wholly owned subsidiaries, Artilium NV, Speak UP BVBA, Ello Mobile BVBA, Artilium UK Ltd., Comsys Telecom & Media BV, Portalis BV, Comsys Connect GmbH, United Telecom N.V., Talking Sense BVBA, Wbase Comm. V, Artilium Trustee Company Limited, Comsys Connect BV, Livecom International BV, Comsys Connect AG and United Telecom BV; and
•	its wholly owned subsidiary iPass, Inc. and its wholly owned subsidiaries iPass (U.K.) Limited, iPass France SAS, iPass Deutschland GmbH, iPass Holdings Pty Ltd., iPass Asia Pte Ltd., iPass Japan, Inc., iPass India Private Limited, iPass Ltd., GoRemote Internet Communications, Inc., GoRemote International Corporation, Axcelerant, Inc., Worldwide Axcelerant Group, Mobile Automation, Inc. and Safe3W, Inc.

For a complete summary of our significant accounting policies, please refer to Note 1, “Business and Summary of Significant Accounting Policies,” in Item 8 of our 2018 Annual Report.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and intangible assets acquired in our acquisitions of Artilium and iPass. Significant estimates include the bad debt allowance, revenue recognition, impairment of long-lived assets, valuation of financial instruments, useful lives of long-lived assets and share-based compensation. Actual results may differ from these estimates under different assumptions or conditions and those differences could be material.

Reclassification

Certain reclassifications have been made to the Company’s consolidated financial statements for the prior years to conform to the current year presentation. Such reclassifications had no impact on net loss or net cash flows.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and lease liabilities in our condensed consolidated balance sheets. As of adoption of ASC 842 and as of March 31, 2019, the Company was not party to finance lease arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). ASU 2017-11 consists of two parts. The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. ASU 2017-11 became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, using the modified retrospective method. The Company took advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. Upon adoption of this standard on January 1, 2019, the Company recorded right of use assets and corresponding lease liabilities of $1.2 million. As of March 31, 2019, there was an increase in assets and liabilities to $3.1 million due to the recognition of the required right-of-use asset and corresponding liabilities for all lease obligations that are currently classified as operating leases, including those we acquired in our purchase of iPass. The standard did not have a material impact on our consolidated income statements. We elected to apply the practical expedient related to land easements, as well as the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carryforward our historical lease classification.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles, Goodwill and Other (Topic 350) “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit’s carrying value and its fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 3. Business Combinations

On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Purchaser, and iPass. Pursuant to the Merger Agreement, Purchaser, a wholly-owned subsidiary of the Company, commenced the offer for the “iPass Shares for the “Transaction Consideration, upon the terms and subject to the conditions set forth in the Prospectus/Offer to Exchange dated December 4, 2018 (together with any amendments and supplements thereto, the “Offer to Exchange”), and the related Letter of Transmittal. The Offer and withdrawal rights expired at 5:00 p.m. New York City time on February 12, 2019, and promptly following such time Purchaser accepted for payment and promptly paid for all validly tendered iPass Shares in accordance with the terms of the Offer. The Company acquired 100% of the voting shares of iPass.

On February 12, 2019, following acceptance and payment for the validly tendered iPass Shares and pursuant to the terms and conditions of the Merger Agreement, the Company completed its acquisition of iPass from the stockholders of iPass when Purchaser merged with and into iPass, with iPass surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger was governed by Section 251(h) of the Delaware General Corporation Law, as amended (the “DGCL”) with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each iPass Share outstanding was converted into the right to receive the Transaction Consideration. The iPass Shares are no longer listed on the Nasdaq Capital Market.

As part of the acquisition, the Company issued 9,865,412 common shares to shareholders and 705,000 shares were granted to employees.

The allocation of the purchase price was as follows (in thousands):

Purchase consideration:
Shares issued to shareholders	$29,253
Shares issued to employees	1,401
Total purchase consideration	$30,654

Purchase price allocation:
Assets:
Cash and cash equivalents	$284
Accounts receivable, net	4,344
Property, plant and equipment, net	1,092
Other assets	4,863
Intangible assets	22,700
Total assets	33,283

Liabilities:
Accounts payable	11,321
Deferred revenue	1,701
Loans outstanding	10,989
Other liabilities	6,743
Total liabilities	30,754
Estimated fair value of net assets acquired	2,529
Goodwill	$28,125

The period ended March 31, 2019, consolidated financial statements included iPass and its subsidiaries from the closing date of February 12, 2019, acquisition date through March 31, 2019.

The allocation of the purchase price for iPass’s intangible assets were as follows (in thousands):

	Estimated Fair Value	Useful Life (Years)
Developed Technology	$5,500	8
Customer relationships	15,500	11
Tradename	1,700	3
Intangible assets	$22,700

Note 4. Balance Sheet Information

The following tables present details of our unaudited condensed consolidated financial statements:

Prepaid expenses and other current assets	March 31,	December 31,
	2019	2018
Prepaid expenses	$3,136,043	$1,659,783
VAT	497,625	424,167
	$3,633,668	$2,083,950

Property and equipment, net	March 31,	December 31,
	2019	2018
Furniture and fixtures	$566,726	$139,857
Computer, communications and network equipment	17,212,807	17,520,435
Software	4,836,881	4,716,816
Automobiles	324,534	10,744
Software development	2,816,237	1,656,739
Subtotal	25,757,185	24,044,591
Accumulated depreciation and amortization	(20,572,873)	(19,491,341)
	$5,184,312	$4,553,250

Intangible Assets, net	March 31,	December 31,
	2019	2018
Intangible assets:
Developed technology	$26,100,000	$20,600,000
Consumer relationships	32,300,000	16,800,000
Tradename	5,100,000	3,400,000
Accumulated amortization	(2,793,506)	(1,141,675)
	$60,706,494	$39,658,325

Accrued expenses and other payables	March 31,	December 31,
	2019	2018
Accrued selling, general and administrative expenses	$3,851,308	$2,396,941
Accrued restructuring & acquisition related costs	2,685,291	1,885,194
Accrued cost of service	2,552,964	1,070,099
Accrued taxes (including VAT)	2,698,297	2,283,999
Accrued interest payable	334,868	67,613
Other accrued expenses	444,123	248,534
	$12,566,851	$7,952,380

9% Unsecured Subordinated Convertible Promissory Note

(Maturing between December 2018 and March 2019)

	Outstanding March 31, 2019	Regular Amortizations (during 2019)	Conversions (during 2019) including accelerated amortization	10% Early Repayment Short Term	Outstanding December 31, 2018
Convertible Note Principal Amount	$-	$-	$105,000	$10,500	$(115,500)
Debt Discounts & Financing Costs	-	(8,533)	-	-	8,533
Total 9% Unsecured Note	$-	$(8,533)	$105,000	$10,500	$(106,967)

During the three months ended March 31, 2019, the conversion feature was exercised at a price of $1.75 per share, and a total of 84,220 shares were exercised.

Outstanding numbers of Dilutive Securities

The outstanding number of dilutive securities for the first quarter of 2019 can be seen below:

Number of underlying shares for Warrants & Conversion Features	Outstanding March 31, 2019	Agreement Amendments / Interest effects	Conversions	Outstanding December 31, 2018
Fortress - iPass Loan Repayment Warrant	325,000	325,000	-	-
2017 Registered Public Offering	110,912	-	(359,058)	469,970
Investor Management Services	710,000	-	-	710,000
9% Convertible Note Warrants	501,306	-	(19,067)	520,373
2013 Convertible Notes	60,000	-	-	60,000
Other 9% Convertible Note Warrants	96,520	-	-	96,520
2017 Registered Public Offering Agent Warrants	39,000	-	(23,334)	62,334
9% Convertible Note 7% Agent Warrants	66,230	-	-	66,230
Nov-2017 Underwriter Agreement Investor Warrants	-	-		-
Nov-2017 Underwriter Agreement Agent Warrants	821,677	-	(88,910)	910,587
Oct-2017 Shelf Take Down Agent Warrants	843	-	-	843
May-2018 Public Offering Agent Warrants	66,660	-	(55,340)	122,000
Preferred Share Conversion Warrants	731,798	-	-	731,798
Preferred Share issuance 8% Agent Warrants	38,827	-	-	38,827
Total Outstanding Warrants	3,568,773	325,000	(545,709)	3,789,482

Cash and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed Consolidated Balance Sheets to that sum to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$10,699,061	$6,051,709
Restricted Cash	704,779	430,655
Total cash, cash equivalents and restricted cash reported in the Statement of Cash Flows	$11,403,840	$6,482,364

Notes Receivable

At March 31, 2019 and December 31, 2018, the Company had notes receivable of $3,763,103 and $1,082,436, respectively.

The third quarter 2016 sale of ValidSoft for the price of $3,000,000 was completed and the Company received $2,000,000 in cash and a $1,000,000 promissory note, with an interest rate of 5% per annum. The maturity date of the note is September 30, 2019. At March 31, 2019 and December 31, 2018, the remaining outstanding principal amounts were $505,136 and $576,769, respectively.

On November 26, 2018, the Company executed a senior secured promissory note for $500,000 from Yonder Media Mobile (an unrelated entity), with interest accruing at a simple rate of 6% per annum with a maturity date of May 26, 2020. On January 9, 2019, February 12, 2019 and February 28, 2019, the Company issued additional notes of $500,000, $200,000, and $2,000,000, respectively (the “2019 Notes”). The 2019 Notes each bear an interest rate of 12% per annum and mature 18 months following the issuance date. All principal and interest are due on the maturity date. At March 31, 2019 and December 31, 2018, the remaining outstanding principal amounts were $3,257,967 and $505,667, respectively.

Note 5. Stockholders’ Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares common stock. The Company had 109,765,015 shares of common stock issued and outstanding as of March 31, 2019, an increase of 11,912,104 shares from December 31, 2018, due to the iPass acquisition (9,865,412), warrant exercises (501,606), shares issued to Senior Secured lender (425,000), services settled by issuance of shares (420,514), stock based compensation expense (594,475) shares issued for exercised employee stock options (68,083) and shares issued to be cancelled (37,014).

(B) Warrants

The Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at March 31, 2019, (unaudited) and December 31, 2018 have been recorded and classified as equity is 3,568,773 and 3,789,482, respectively. The Weighted Average Exercise Price for the currently outstanding warrants in the table below is $2.43. The table below summarizes the warrants outstanding as of March 31, 2019, and as of December 31, 2018:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	March 31, 2019	December 31, 2018
Equity Warrants – Fundraising	$1.05 - $5.375	2019 – 2026	3,568,773	3,789,482

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan, 2017 Long-Term Incentive Compensation Plan and 2018 Long-Term Incentive Compensation Plan

Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”)

Total authorized under the plan	2,240,000
Shares issued in prior years	(1,114,824)
Outstanding options	(194,268)
Available for grant at March 31, 2019 (Registered and Unregistered)	930,908

During the first quarter of 2018 and 2019, no shares were issued, or options granted under the 2008 Plan.

Stock option activity is set forth below for the 2008 Plan:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	203,266	$10.74
Expirations	(8,998)	19.83
Outstanding as of March 31, 2019	194,268	$6.51

At March 31, 2019 and December 31, 2018, the unrecognized expense portion of share-based awards granted to employees under the 2008 Plan was $0.

2017 Long-Term Incentive Compensation Plan (“2017 Plan”)

Total authorized under the plan (Shareholders)	6,500,000
Total registered under the plan (S-8 dated June 14, 2017 and April 13, 2018)	6,500,000
Shares issued under the plan in prior years	(3,207,700)
Outstanding options	(3,317,940)
Available for grant at March 31, 2019 (Registered & Unregistered)	(25,640)

During the first quarter of 2018 and 2019, no shares were issued and no options were granted under the 2017 Plan.

Stock option activity is set forth below for the 2017 Plan:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	3,460,546	$1.81
Exercised in 2019	(68,083)	1.02
Forfeitures	(60,358)	2.61
Expirations	(14,165)	1.00
Outstanding as of March 31, 2019	3,317,940	$1.81

At March 31, 2019, the unrecognized expense portion of stock-based awards granted to employees under the 2017 Plan was $1,943,390 as compared to $2,448,790 at December 31, 2018.

Under the provisions of ASC 718, expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

2018 Long-Term Incentive Compensation Plan (“2018 Plan”)

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

During 2018, 1,000,000 shares of common stock were issued to an officer under the 2018 Plan. This is included in the accompanying condensed consolidated statement of changes in stockholders’ equity under stock awards issued to management.

2018 Long-Term Incentive Compensation Plan

Total authorized under the plan (Shareholders)	8,000,000
Total registered under the plan (S-8 dated October 10, 2018)	8,000,000
Shares issued under the plan	(1,669,371)
Reserved for Time-conditioned share awards	(1,579,175)
Outstanding Options	(5,469,400)
Available for grant at March 31, 2019 (Registered & Unregistered)	(717,946)

Pursuant to the terms of the 2018 Long-Term Incentive Plan, the number of shares available under the plan shall increase on the first day of each fiscal year by 15% of the aggregate maximum number of shares available under the plan (the “Evergreen Increase”). As a result of the 2019 Evergreen Increase, the number of shares available under the 2018 Long-Term Incentive Plan shall increase by 1,200,000 shares (the “2018 Plan Increase”). The 2018 Plan Increase shall take effect upon the filing of an effective Registration Statement on Form S-8 with the SEC. The Company intends to file a Registration Statement on Form S-8 reflecting the 2018 Plan Increase promptly following the filing of the report.

Stock option activity is set forth below for the 2018 Plan:

Options:	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	-	$-
Granted in 2019	5,519,400	1.74
Forfeitures	(50,000)	1.72
Outstanding as of March 31, 2019	5,469,400	$1.73

At March 31, 2019, the unrecognized expense portion of stock-based awards granted to employees under the 2018 Plan was $6,287,766.

Note 7.  Income taxes

The following table presents details of the net provision for income taxes:

	Three months ended
	March 31,
	2019	2018
Income tax benefit	$(167,334)	$(418)

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

Note 8. Significant Customer and Geographical Information

During the three month period ended March 31, 2019 and 2018, 34.7% and 85.5%, respectively, were made to two customers. For the three months ended March 31, 2019 and 2018, our largest customer represented 20.1% and 78.5% of revenues, respectively. Our second largest customer represented 14.6% and 7.0% of revenues for the three months ended March 31, 2019 and 2018, respectively.

The geographical distribution of our revenue, as a percentage of revenues, was as follows:

	Three months ended
	March 31,
	2019	2018
Europe	65.3%	82.5%
All other (non-European) countries	34.7%	17.5
	100.00%	100.0%

Note 9. Revenues

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

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended
	March 31,
	2019	2018
Monthly service	$21,609,900	$3,291,882
Installation and software development	1,430,013	820,688
Total revenues	$23,039,913	$4,112,570

Monthly services revenues are generally recognized over time and amounted to $21,609,900 for the period ended March 31, 2019. Installation and software development revenues are recognized over time and amounted to $1,430,013 over for the period ended March 31, 2019.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers

	Three Months Ended
	March 31,
	2019	2018
Europe	$15,037,029	$3,391,882
Other geographic areas	8,002,884	720,688
Total revenues	$23,039,913	$4,112,570

Monthly Service Revenues

The Company’s performance obligations in a monthly SaaS and service offerings are simultaneously received and consumed by the customer and therefore, are generally recognized over time. For recognition purposes, we do not unbundle such services into separate performance obligations as their pattern of transfer does not differ. The Company typically bills its customer at the end of each month. The fees charged may include a combination of fixed and variable charges with the variable charges tied to the number of subscribers or some other measure of volume. Although the consideration may be variable, the volumes are easily estimable at the time of billing, with “true-up” adjustments occurring in the subsequent month. As such adjustments have not historically been material, no amounts of variable consideration are subject to constraint.

Installation and Software Development Revenues

The Company’s other revenues consist generally of installation and development projects.

Installation represents the activities necessary for a customer to obtain access and connectivity to the Company’s monthly SaaS and service offerings. While installation may require separate phases, it represents one performance obligation within the context of the contract.

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

Note 10. Credit Agreement

On February 26, 2019, Pareteum Corporation and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative Finance, LLC and its affiliate Post Road Special Opportunity Fund I LLP (collectively, “Post Road”). Pursuant to the Credit Agreement, Post Road will provide the Company with a secured loan of up to $50,000,000 (the “Loan”), with an initial loan of $25,000,000 funded on February 26, 2019, and additional amounts in $5,000,000 increments as requested by the Company before the 18-month anniversary of the initial funding date. No additional loan shall be funded until the later of delivery of certain third-party consents (the “Consents”), the filing of Pareteum’s Quarterly Report on Form 10-Q for the first quarter of 2019, or June 1, 2019. All amounts owed under the Credit Agreement shall be due on February 26, 2022.

The unpaid principal amount of the Loan shall bear interest from the relevant funding dates at a rate per year of 8.5% plus Libor in effect from time to time, provided however, that upon an event of default or if certain of the Consents are not delivered prior to May 1, 2019 or June 1, 2019, as applicable, the unpaid principal amount of the Loan shall bear interest from the relevant funding dates at a rate per year of 11.5% plus Libor in effect from time to time until the Consents are delivered. The interest shall be due and payable monthly in cash in arrears, provided, however, that the Company may elect to pay any or all of the interest in the form of Payment-in-Kind (“PIK”) interest due and payable at maturity at a maximum percentage per year equal to (a) through and including the first anniversary of the initial funding date, 3%, (b) after the first anniversary of the initial funding date through and including the second anniversary of the initial funding date, 2%, and (c) after the second anniversary of the initial funding date, 1%.

Permitted use of proceeds for the initial $25,000,000 of the Loan include approximately $11,000,000 for payment in full of outstanding secured debt owed to Fortress Credit Corp. (together with its affiliates, “Fortress”) incurred in connection with the Company’s previously disclosed acquisition of iPass Inc. (“iPass”) on February 12, 2019, as well as remaining amounts for permitted acquisitions and investments, for general working capital purposes and to pay approximately $895,000 in transaction fees related to the Loan. Proceeds, if any, are to be used for permitted acquisitions and to fund growth capital expenditures and other growth initiatives.

The Loan is subject to prepayment upon the receipt of proceeds outside the ordinary course of business in excess of $1,000,000 and the Company must pay a commitment fee of 1% per year for an unfunded commitment. The initial $25,000,000 loan is reduced by an original issue discount of (i) 0.75% of $25,000,000 and (ii) 1.25% of $50,000,000, and any additional amounts borrowed will be reduced by an original issue discount of 0.75% of the funded amounts.

The Company’s obligations under the Credit Agreement are secured by a first-priority security interest in all the assets of the Company and guaranteed by certain subsidiaries of the Company. The Credit Agreement contains customary representations, warranties and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the Company as well as financial performance, including requirements to maintain a minimum of $2,000,000 of unrestricted cash, certain maximum total leverage ratios, a debt to asset ratio, maximum churn rate and minimum adjusted EBITDA. The Credit Agreement further provides customary events of default and cure periods for certain specified events of default, and in the event of uncured default, the acceleration of the maturity date, an increase in the applicable interest rate with respect to amounts outstanding under the Loan and payment of additional fees.

On February 26, 2019, concurrently with entering into the Credit Agreement, the existing loan and security agreement by and among iPass, iPass IP LLC and Fortress (the “Existing iPass Loan”) terminated. Credit facilities under the Existing iPass Loan included a term loan A facility and a term loan B facility maturing on February 27, 2019.

On February 26, 2019, pursuant to the terms of the Credit Agreement, the Company issued to Post Road 425,000 shares of common stock at $1,606,500 and will issue an additional 200,000 shares of common stock upon the next subsequent funding, if any, under the Loan.

As of March 31, 2019, and December 31, 2018, the Company had outstanding senior secured debt of $21,806,879 and $0, respectively. The weighted average debt outstanding was for the three months ended March 31, 2019 was $9,444,444. For the three months ended March 31, 2019, the Company recorded interest expense of $335,136 related to the Loan. The Company recorded $1,655,112 in deferred financing costs and other fees as a reduction of the outstanding loan balance through March 31, 2019. Of this amount, $49,691 was amortized in the first quarter ended March 31, 2019. The remaining capacity under the Loan was $25,000,000 at March 31, 2019.

At March 31, 2019, the Company was in compliance with all covenants required by the Loan.

Note 11. Commitments and Contingencies

We have operating leases for our office space. Our leases have remaining lease terms of less than one year to 6 years, some of which include options to indefinitely extend the leases monthly. For our month to month leases, we determined the number of renewal periods we are reasonably certain to exercise and include these periods in our right of use asset and lease liability calculations. Lease expense was $482,548 and $132,463 for the three months ended March 31, 2019 and 2018, respectively, and is included in general and administrative expense in the condensed consolidated statement of comprehensive loss.

Operating Leases:	March 31, 2019
-
Operating lease right-of-use assets	$3,136,015
Operating lease liabilities	$3,141,842

Weighted average remaining lease term
Operating leases	2.2 years

Weighted average remaining discount rate
Operating leases	2.5%

The following represents maturities of operating lease liabilities as of March 31, 2019:

Remainder of 2019	$1,463,299
2020	1,716,284
2021	119,059
2022	62,387
2023	62,387
Thereafter	98,779
Total lease payments	$3,522,195
Less: imputed interest	(380,353)
Total	$3,141,842

Note 12. Subsequent Events

On April 22, 2019, the Company, together with Devicescape Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Holdco” and together with the Company, the “Buyer”) entered into an asset purchase agreement (the “Purchase Agreement”) with Devicescape Software, Inc., a California corporation (“Devicescape”), whereby the Buyer acquired substantially all of the assets of Devicescape and assumed certain liabilities of Devicescape, such that Holdco shall continue as a surviving subsidiary of the Company holding all assets and assuming those certain liabilities of Devicescape (the “Devicescape Purchase”). The Devicescape Purchase was previously announced by the Company in a press release dated May 8, 2019. In connection with the Devicescape Purchase, and pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company paid cash consideration of $1,500,000 and issued to the stockholders of Devicescape an aggregate of 400,000 shares of the Company’s common stock at a value of $1,692,000 based on our closing price on April 22, 2019, of $4.23 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward-looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changes in governmental regulations, and changing economic conditions in developing countries and an inability to arrange additional debt or equity financing.

Overview

Pareteum Corporation (Nasdaq: TEUM) is a cloud software communications platform company with a mission – to connect every person and every(thing) ™.

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

The vast majority of our platform is comprised of our self-developed software and intellectual property, which provides our customers with a great deal of flexibility in how they use our products now and in the future and allows us to be market driven in our future. We have approximately 40 patents granted in relation to techniques and processes which support our cloud software and communications platform solutions.  Our platform services partners (technologies integrated into our cloud) include: HPE, IBM, Sonus, Oracle, Microsoft, NetNumber, Affirmed and other world class As of October 1, 2018, the Company now includes Artilium plc, which operates as a wholly-owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and application technology providers. As of February 12, 2019, the Company now includes iPass Inc., which operates as a wholly-owned subsidiary of the Company. iPass is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, intangible assets acquired in connection with our business combinations, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2019.

Comparison of three months ended March 31, 2019 and March 31, 2018.

Revenue

Revenue for the three months ended March 31, 2019, was $23,039,913, a $18,927,343 or 460% increase compared to $4,112,570 for the comparable three months in 2018. Our deployments with existing customers continue to grow, new implementations are generating new revenues and new cloud-based revenues were all factors in our revenue growth. Additionally, the three months ended March 31, 2019, revenues include Artilium revenues of $5,147,852. It also includes iPass revenues of $3,726,237 for the period from February 12, 2019, the date of its acquisition, through March 31, 2019.

	Three months ended
	2019	2018	Variance
Revenues	$23,039,913	$4,112,570	$18,927,343

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

	Three months ended
	2019	2018	Variance
Revenues	$23,039,913	$4,112,570	$18,927,343
Cost of service (excluding depreciation and amortization)	10,068,283	1,194,523	8,873,760
Margin (excluding depreciation and amortization)	$12,971,630	$2,918,047	$10,053,583

Cost of service for the three-month period ended March 31, 2019, was $10,068,283, an increase of $8,873,760 or 743%, compared to $1,194,523 for the comparable three-month period in 2018. This includes Artilium cost of service of $2,991,410 for the three months ended March 31,2019, and iPass cost of service of $3,205,290 for the period from February 12, 2019 through March 31, 2019. Comparable costs were not reflected in the three months ended March 31, 2018, because these subsidiaries were acquired in subsequent periods.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based compensation of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum business operating system network and intelligent network platform development and testing are also included in this function.

Product development costs for the three-month periods ended March 31, 2019 and 2018, were $2,198,324 and $726,845, respectively, an increase of $1,471,479 or 202.4%. The increase is primarily due to the overall expansion of our lines of business year over year and the inclusion of product development costs of $1,131,869 for Artilium and iPass for the three months ended March 31, 2019.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based compensation, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.  Sales and marketing expenses for the three-month periods ended March 31, 2019 and 2018, were $2,564,912 and $688,998, respectively, an increase of $1,875,914 or 272.3%. This increase is primarily a direct result of hiring new employees, the inclusion of the Artilium and iPass sales and marketing expenses of $1,069,122, and other incremental costs incurred as the Company expands.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the three-month period ended March 31, 2019 and 2018, were $7,614,359 and $2,296,852, respectively, an increase of $5,317,507 or 231.5%. These increases were primarily due to the inclusion of general and administrative expenses for Artilium and iPass of $1,920,219 and an increase in share based compensation expense of $2,387,775.

Restructuring and Acquisition Charges

Restructuring and acquisition charges for the three months ended March 31, 2019 and 2018, were $3,080,364 and $73,600, an increase of $3,006,764 or 4,085.3%. These costs were the result of the iPass acquisition which was completed on February 12, 2019.

Share-based compensation

Share-based compensation is comprised of:

•	the expensing of the options granted under the 2008, 2017 and 2018 Plans to staff and management;

•	the expensing of the shares issued under the 2008, 2017 and 2018 Plans to contractors, directors and executive officers in lieu of cash compensation; and

•	the expensing of restricted shares issued for consultancy services under the 2018 Plan.

For the three-month period ended March 31, 2019 and 2018, we recognized share-based compensation expense of $3,713,614 and $1,077,625, respectively, an increase of $2,635,989 or 244.6%.

In the following table, we show the allocation of share-based compensation according to functions in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cost of service (excluding depreciation and amortization)	$52,877	$24,377
Product development	94,331	42,432
Sales and marketing	321,788	128,369
General and administrative	3,244,618	856,543
Restructuring and acquisition charges	-	25,904
Total	$3,713,614	$1,077,625

Depreciation and Amortization

Depreciation and amortization expenses for the three-month period ended March 31, 2019, was $2,843,403, an increase of $1,878,113 or 194.6%, compared to $965,290 for the same period in 2018. This was primarily due to amortization of intangible assets totaling $1,651,831 resulting from the Artilium and iPass acquisitions that took place on October 1, 2018 and February 12, 2019, respectively.

Interest Income and Expense

Interest income for the three-month periods ended March 31, 2019 and 2018, was $101,545 and $42,672, respectively, an increase of $58,873 or 138%. Interest income mainly consists of interest accrued for the $503,000 and $3,200,000 promissory notes issued to ValidSoft and Yonder Media, respectively.

Interest expense for the three-month periods ended March 31, 2019 and 2018, was $548,860 and $63,758, respectively, an increase of $485,102 or 760.8%. Interest expense increased mainly as the result of the Post Road Loan entered into in February 2019.

Interest Expense Related to Debt Discount Accretion and Conversion Feature

For the three months ended March 31, 2019 and 2018, interest expenses related to debt discount accretion were $71,981 and $29,566 respectively an increase of $42,415 or 143.5%. This increase is mainly the result of the Post Road Loan entered into in February 2019.

Amortization of Deferred Financing Costs

Amortization of Deferred Financing Costs for the three-month periods ended March 31, 2019 and 2018, was $49,691and $6,142, respectively, an increase of $43,549 or 709% This decrease is mainly the result of the Post Road Loan entered into in February 2019.

Changes in derivative liabilities

Changes in derivative liabilities for the three-month period ended March 31, 2019, was $0, a decrease of $313,733 or 100%, compared to a loss of $313,733 for the same period in 2018. This is due to the elimination of the derivative liability in the third quarter of 2018.

Other (Expense) Income, net

Other (expense) income for the three-month periods ended March 31, 2019 and 2018, were $(47,130) and $69,546, respectively.

Income tax benefit

Income tax benefit for the three-month period ended March 31, 2019 was $167,334, compared to an income tax benefit of $418 for the same period in 2018. The increase of $166,916 is primarily due to the change in the deferred tax liability at Artilium.

Net Loss

Net loss for the three-month period ended March 31, 2019, was $5,778,515, an increase of $3,644,414 or 170.8%, compared to the loss of $2,134,101 for the same period in 2018. The increase in net loss was primarily due to lower margins at our newly acquired subsidiaries Artilium and iPass.

Other Comprehensive Loss

We recorded foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a loss of $359,804 and a gain of $104,402 for the three-month periods ended March 31, 2019 and 2018, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD and Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company reported net loss of $5,778,515 for the period ended March 31, 2019, and had an accumulated deficit of $318,403,898 as of March 31, 2019.

The cash balance including restricted cash of the Company at March 31, 2019, was $11,403,840.

Operating activities

	Three months ended
	March 31, 2019	March 31, 2018

Net loss	$(5,788,515)	$(2,134,101)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:	8,487,216	2,392,356
	2,708,701	258,255

Changes in operating assets and liabilities:	(7,322,646)	(229,684)
Net cash provided (used in) provided by operating activities	$(4,613,945)	$28,571

Net cash used in operating activities of $4,613,945 for three months ended March 31, 2019, was primarily due to an increase in accounts receivable of $9,225,001, a increase in net billings in excess of revenues of $1,237,464, a decrease in prepaid expenses, deposits and other assets of $2,816,290 and was partly offset by the increase in accounts payable and customer deposits of $3,421,002 and an decrease in accrued expenses and other payables of $3,097,473. Adjustments to reconcile net loss to net cash used in operating activities primarily was comprised of $2,843,403 of depreciation and amortization, $3,713,614 of stock based compensation and $1,522,635 in services settled by the issuance of shares.

As a result of the above, cash used in operating activities was $4,613,945 for the three months ended March 31, 2019, compared to net cash provided by operating activities of $28,571 for the three months ended March 31, 2018, for a change of $4,642,516 or 162.5%.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2019, was $3,749,393 an increase of $3,315,644, or 764.4% compared to $433,749 in for the same period in 2018. The increase is primarily driven by the issuance of an additional $2,700,000 in notes receivable to a third party during the first quarter of 2019.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018, was $13,440,174 and $2,525,037, respectively, an increase of $10,915,137 or 432.3%. This increase was due to the receipt of $25,000,000 from the Post Road Loan, offset by the repayment of the Senior Secured Loan totaling $11,669,963, both occurring in February 2019.

Effect of exchange rates on cash and cash equivalents and restricted cash

Effect of exchange rates on cash and cash equivalents and restricted cash for the three-month period ended March 31, 2019, was a loss of $155,360 compared to a gain of $131,111 for the same period in 2018.

As a result of the above activities, for the three months ended March 31, 2019, we had cash, cash equivalents and restricted cash of $11,403,840, a net increase in cash, cash equivalents and restricted cash of $4,921,476 since December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign currency exchange rate

Although the majority of our business activities are carried out in Euros, we report our financial statements in USD. The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. The above fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities. As the clear majority of our business activities are carried out in Euros and we report our financial statements in USD, fluctuations in foreign currencies impact the total amount of assets and liabilities that we report for our foreign subsidiaries upon the translation of those amounts in USD. We are subject to interest rate risk through our Credit Agreement with Post Road Group, which bears interest at a rate of LIBOR plus 8.5%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that, due a previously reported material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as March 31, 2019. In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

We previously identified and disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, a material weakness related to:

•	Ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process; and
•	Inadequate and ineffective management assessment of internal control over financial reporting, including insufficient experienced resources to complete the documentation of internal control assessment.

To address ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process, the Company has (i) removed all live access to all developers, internal and external, from being able to make coding changes directly in our reporting system; (ii) has continued to monitor and document all changes made in our reporting system and add additional layers of documented review of these changes; (iii) instituted sample testing of changes made in our reporting system to ensure the documented policies are being followed and report the results of these tests to senior management in regular appropriate intervals; and (iv) enhanced our quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. Management believes this material weakness has been remediated, as of March 31, 2019, pending further testing. .

We also continue to develop certain remediation steps to address the material weakness discussed above to improve our assessment of internal control over financial reporting. As of March 31, 2019, these efforts are ongoing.

We are committed to maintaining a strong internal control environment and believe that these remediation actions will represent significant improvements in our controls. However, the identified material weakness in internal control over financial reporting will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the material weaknesses have been remediated. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations. In addition, we have previously received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves or our customers or partners by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, and the Risk Factors included in Part I, Item 1A. – “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended September 30, 2018. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in Current Reports on Form 8-K, the Company has not issued unregistered securities during the quarter ended March 31, 2019.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 22, 2019, the Company, together with Devicescape Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Holdco” and together with the Company, the “Buyer”) entered into an asset purchase agreement (the “Purchase Agreement”) with Devicescape Software, Inc., a California corporation (“Devicescape”), whereby the Buyer acquired substantially all of the assets of Devicescape and assumed certain liabilities of Devicescape, such that Holdco shall continue as a surviving subsidiary of the Company holding all assets and assuming those certain liabilities of Devicescape (the “Devicescape Purchase”). The Devicescape Purchase was previously announced by the Company in a press release dated May 8, 2019. In connection with the Devicescape Purchase, and pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company paid cash consideration of $1,500,000 issued to the stockholders of Devicescape an aggregate of 400,000 shares of the Company’s common stock at a value of $1,692,000, based on our closing price on April 22, 2019, of $4.23 per share.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2	Certification of the principal financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARETEUM CORPORATION

Date: May 10, 2019	By	/s/ Robert H. Turner
Robert H. Turner
Executive Chairman
(Principal Executive Officer)

Date: May 10, 2019	By	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer
(Principal Financial and Accounting Officer)

