Form 10-Q
period 2019-06-30
PARETEUM Corp
filed 2019-08-09
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Yes  ☐    No  ☒

As of August 8, 2019, there were 111,903,762 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2019

PART I - FINANCIAL INFORMATION	3

Item 1. Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	3
Condensed Consolidated Statements of Comprehensive (loss)/income for the three and six month periods ended June 30, 2019 and 2018 (unaudited)	4
Condensed Consolidated Statements of Changes in Stockholder’s Equity for the three and six month periods ended June 30, 2019 and June 30, 2018 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2019 and 2018 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

PART II - OTHER INFORMATION	30

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31

SIGNATURES	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,377,556	$6,051,709
Restricted cash	1,104,757	430,655
Accounts receivable, net of an allowance for doubtful accounts of $1,307,071 at June 30, 2019 and $1,021,179 at December 31, 2018, respectively	45,061,236	15,361,594
Notes receivable, current	1,024,025	-
Prepaid expenses and other current assets	3,385,842	2,083,950
Total current assets	53,953,416	23,927,908

NON-CURRENT ASSETS

OTHER ASSETS	956,810	45,336

RIGHT OF USE LEASE ASSETS	2,493,352	-

NOTES RECEIVABLE, NON-CURRENT	2,819,200	1,082,436

PROPERTY AND EQUIPMENT, NET	4,896,503	4,553,250

INTANGIBLE ASSETS, NET	60,262,420	39,658,325

GOODWILL	121,486,562	91,773,911

TOTAL ASSETS	$246,868,263	$161,041,166

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	$28,183,711	$10,337,629
Net billings in excess of revenues	1,330,757	927,780
Accrued expenses and other payables	14,036,645	7,952,380
Promissory note	671,165	681,220
Lease liabilities, current	1,776,900	-
9% Unsecured subordinate convertible promissory note (net of debt discount and debt issuance costs)	-	106,967
Total current liabilities	45,999,178	20,005,976

LONG TERM LIABILITIES
Senior secured debt, net	22,077,767	-
Lease liabilities, non-current	1,013,785	-
Other long term liabilities	63,853	212,703
Deferred tax liabilities	7,712,860	8,415,825
Related party loan	342,000	341,998
Total long term liabilities	31,210,265	8,970,526

Total liabilities	77,209,443	28,976,502

STOCKHOLDER’S EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common Stock $0.00001 par value, 500,000,000 shares authorized, 111,652,349 issued and outstanding as of June 30, 2019 and 97,852,911 shares issued and outstanding as of December 31, 2018, respectively	494,803,176	450,990,827
Accumulated other comprehensive loss	(6,224,649)	(6,300,780)
Accumulated deficit	(318,919,707)	(312,625,383)
Total equity	169,658,820	132,064,664

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$246,868,263	$161,041,166

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(UNAUDITED)

	Three months Ended June 30,		Six months Ended June 30,
	2019	2018	2019		2018
REVENUES	$34,148,396	$6,003,180	$57,188,310		$10,115,750

COST AND OPERATING EXPENSES
Cost of service, excluding depreciation and amortization	15,293,244	1,779,882	25,361,468		2,974,405
Product development	3,242,145	753,931	5,816,189		1,480,776
Sales and marketing	2,769,065	652,442	5,709,747		1,341,440
General and administrative	9,033,690	2,214,070	15,896,619		4,510,922
Restructuring and acquisition charges	427,586	5,592	3,507,950		79,193
Depreciation and amortization	3,224,027	994,318	6,067,430		1,959,609
Total cost and operating expenses	33,989,757	6,400,235	62,359,403		12,346,345

INCOME/(LOSS) FROM OPERATIONS	158,639	(397,055)	(5,171,093)		(2,230,595)

OTHER INCOME/ (EXPENSE)
Interest income	149,298	43,193	250,844		85,865
Interest expense	(777,907)	(99,708)	(1,326,767)		(163,467)
Interest expense related to debt discount accretion and conversion feature	(199,224)	(30,272)	(271,205)		(59,838)
Changes in derivative liabilities	-	1,597,647		-	1,283,914
Other (expense)/income	(194,354)	567,710	(241,485)		637,255
Amortization of deferred financing costs	(101,664)	(6,209)	(151,355)		(12,351)
Total other (expense)/income	(1,123,851)	2,072,361	(1,739,968)		1,771,378

(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/EXPENSE	(965,212)	1,675,306	(6,911,061)		(459,217)
Income tax (benefit)/expense	(449,403)	18,842	(616,737)		18,424
NET (LOSS)/INCOME	(515,809)	1,656,464	(6,294,324)		(477,641)

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation gain/(loss)	435,935	(79,137)	76,131		25,266
COMPREHENSIVE (LOSS)/INCOME	$(79,874)	$1,577,327	$(6,218,193)		$(452,375)

Net (loss)/income per common share and equivalents - basic	$(0.00)	$0.03	$(0.06)		$(0.01)

Net (loss)/income per common share and equivalents - diluted	$(0.00)	$0.03	$(0.06)		$(0.01)

Weighted average shares outstanding during the period – basic	111,074,977	53,348,376	107,341,105		51,714,482

Weighted average shares outstanding during the period – diluted	111,074,977	64,741,232	107,341,105		51,714,482

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

			Accumulated other		Total
	Common Stock		comprehensive	Accumulated	Stockholder’s
Description	Shares	Amount	Loss	Deficit	equity
Balance – January 1, 2018	46,617,093	$321,271,437	$(6,306,691)	$(299,543,213)	$15,421,533

ASC 606 transition adjustment	-	-	107,520	-	107,520
Warrant exercises	4,250,748	2,542,250	-	-	2,542,250
Stock-based compensation	178,553	1,052,567	-	-	1,052,567
Other comprehensive loss due to foreign exchange translation, net of tax	-	-	(3,118)	-	(3,118)
Net loss	-	-	-	(2,134,102)	(2,134,102)
Balance – March 31, 2018	51,046,394	324,866,254	(6,202,289)	(301,677,315)	16,986,651
ASC 606 transition adjustment	-	-	(107,520)		(107,520)
Warrant exercises	1,663,522	841,720	-	-	841,720
Shares issued in equity financing	2,453,400	5,467,100	-	-	5,467,100
Stock-based compensation	447,970	697,448	-	-	697,448
Services settled by issuance of shares	44,829	86,778	-	-	86,778
Other comprehensive loss due to foreign exchange translation, net of tax	-	-	28,384	-	28,384
Net loss	-	-	-	1,656,464	1,656,464
Balance – June 30, 2018	55,656,115	$331,959,299	$(6,281,425)	$(300,020,851)	$25,657,023

Balance - January 1, 2019	97,852,911	$450,990,827	$(6,300,780)	$(312,625,383)	$132,064,664

Shares issued for acquisitions	9,865,412	29,253,287	-	-	29,253,287
Warrant exercises	501,606	647,447	-	-	647,447
Services settled by issuance of shares	420,514	1,522,636	-	-	1,522,636
Shares issued to be cancelled	37,014	64,775	-	-	64,775
Stock option exercises	68,083	69,567	-	-	69,567
Shares in transit	-	1,451,700	-	-	1,451,700
Stock-based compensation	594,475	3,713,614	-	-	3,713,614
Shares issued to senior secured lender	425,000	956,500	-	-	956,500
Other comprehensive loss due to foreign exchange rate translation, net of tax	-	-	(359,804)	-	(359,804)
Net loss	-	-	-	(5,778,515)	(5,778,515)
Balance - March 31, 2019	109,765,015	$488,670,353	$(6,660,584)	$(318,403,898)	$163,605,871
Shares issued for acquisitions	1,105,000	1,692,000	-	-	1,692,000
Warrant exercises	356,738	737,993	-	-	737,993
Conversion of notes	84,220	147,385	-	-	147,385
Services settled by the issuance of shares	233,282	756,602	-	-	756,602
Stock option exercises	107,955	140,010	-	-	140,010
Shares issued to be cancelled	139	-	-	-	-
Stock-based compensation	-	2,008,833	-	-	2,008,833
Shares issued to senior secured lender	-	650,000	-	-	650,000
Other comprehensive income due to foreign exchange rate translation, net of tax	-	-	435,935	-	435,935
Net loss	-	-	-	(515,809)	(515,809)
Balance – June 30, 2019	111,652,349	$494,803,176	$(6,224,649)	$(318,919,707)	$169,658,820

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,294,324)	$(477,641)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	6,067,430	1,959,609
Provision for doubtful accounts	285,892	-
Stock-based compensation	5,722,447	1,771,580
Change in fair value of warrant liability	-	(1,283,914)
Amortization of deferred financing costs	151,355	12,351
Interest expense related to debt discount accretion and conversion feature	271,205	59,838
Payables settled by issuance of shares	2,279,238	86,778
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(25,190,857)	(1,851,046)
Decrease/(Increase) in prepaid expenses, deposits and other assets	2,974,602	(351,046)
Increase in accounts payable and customer deposits	6,936,552	606,393
(Decrease)/Increase in Net billings in excess of revenues and deferred revenue	(2,000,430)	22,627
(Decrease) in accrued expenses and other payables	(1,644,320)	(1,508,005)
Net cash (used in) operating activities	(10,441,210)	(952,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, and capitalized software	(1,650,013)	(1,877,477)
Issuance of notes receivable	(2,760,789)	-
Business combinations, net of cash acquired	(1,562,636)	-
Net cash (used in) investing activities	(5,973,438)	(1,877,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants and options	1,595,017	3,070,110
Increase in short terms loans	141,639	-
Proceeds from senior secured debt issued	25,000,000	-
Repayments on other long term loans	-	(32,682)
Financing related fees	(623,555)	(653,000)
Gross proceeds from public offering	-	6,100,000
Principal repayment Senior Secured Loan	(11,669,963)	-
Net cash provided by financing activities	14,443,138	8,484,428

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(28,541)	42,185
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,000,051)	5,696,660
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	6,482,364	13,737,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$4,482,313	$19,434,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid)/received during the period for interest, net	$(840,562)	$43,193
Cash paid during the period for taxes	(56,201)	-
NON-CASH FINANCING ACTIVITIES:
Acquisitions paid for in common shares	(32,337,287)	-
Conversions of convertible notes	(147,385)	(1,911,380)
Settlement of debt paid for in common shares	(2,279,238)	-
Senior Secured Lender fees paid for in shares	(1,606,500)	-
Amendment to warrants and convertible notes into common shares	-	313,733

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Condition

As reflected in the accompanying condensed consolidated financial statements, Pareteum Corporation (“Pareteum,” the “Company,” “we,” “us,” or “our”) (NASDAQ: TEUM) reported a net loss of $6,294,324 for the six months ended June 30, 2019, and had an accumulated deficit of $318,919,707 as of June 30, 2019.

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

Basis of Presentation of Interim Periods

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP,”) for interim financial information and in accordance with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 8 of SEC Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our 2018 Annual Report on Form 10-K filed with the SEC on March 18, 2019, referred to as our 2018 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six month periods ended June 30, 2019, are not necessarily indicative of the results to be expected for future quarters or the full year. All intercompany transactions and account balances have been eliminated in consolidation. As of June 30, 2019, the Company’s subsidiaries are:

•	its wholly owned subsidiary Pareteum North America Corp. with its wholly owned subsidiary, Pareteum UK Ltd.;
•	its wholly owned subsidiary Pareteum Asia PTE. Ltd.;
•	its wholly owned subsidiary TBR Inc. (special purpose vehicle for iPass acquisition);
•	its wholly-owned subsidiary Pareteum Europe B.V. (fka Elephant Talk Europe Holding B.V.) and its wholly owned subsidiaries, Elephant Talk Mobile Services B.V., Elephant Talk PRS Netherlands BV, Elephant Talk Deutschland GmbH (dormant), Elephant Talk Middle East & Africa (Holding) W.L.L., Elephant Talk Luxembourg SA (dormant), Guangzhou Elephant Talk Information Technology Limited (dormant), Elephant Talk Communications Italy S.R.L. (dormant), Elephant Talk Business Services W.L.L., Elephant Talk Middle East & Africa (Holding) Jordan L.L.C. (dormant).;
•	its wholly owned Elephant Talk Communications Holding AG and its wholly owned subsidiaries Pareteum Spain SLU and ETC Carrier Services GmbH.;
•	Pareteum Europe B.V. majority-owned subsidiaries Elephant Talk Bahrain W.L.L. (99%), ET de Mexico S.A.P.I. de C.V. (99.998%), ET-UTS NV; (51%) and LLC Pareteum (Russia) (50%) Elephant Talk;
•	Elephant Talk Telecomunicação do Brasil LTDA, is owned 90% by Pareteum Europe B.V. and 10% by Elephant Talk Communication Holding AG;

•	its wholly-owned subsidiary Elephant Talk Limited (“ETL”) and its wholly owned ET Guangdong Ltd. And its majority owned (50.54%) subsidiary Elephant Talk Middle East & Africa FZ-LLC.;

•	Asesores Profesionales ETAK S. de RL. De C.V. is owned 99% by Pareteum Europe B.V.;

•	its wholly owned subsidiary Artilium Group Ltd. And its wholly owned subsidiaries, Artilium UK Ltd., Artilium Trustee Company Limited, Artilium BV, Pareteum NV, Interactive Digital Media GMBH and United Telecom NV, and United Telecom NV’s wholly-owned subsidiary, ELLO Mobile BVVA;
•	its wholly owned subsidiary iPass, Inc. and its wholly owned subsidiaries iPass (U.K.) Limited, iPass France SAS, iPass Deutschland GmbH, iPass Holdings Pty Ltd., iPass Asia Pte Ltd., iPass Japan, Inc., iPass India Private Limited, iPass Ltd., GoRemote Internet Communications, Inc., GoRemote International Corporation, Axcelerant, Inc., Worldwide Axcelerant Group, Mobile Automation, Inc. and Safe3W, Inc.; and
•	its wholly-owned subsidiary Devicescape Holdings, Inc.

For a complete summary of our significant accounting policies, please refer to Note 1, “Business and Summary of Significant Accounting Policies,” in Item 8 of our 2018 Annual Report.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and intangible assets acquired in our acquisitions of Artilium, iPass and Devicescape. Significant estimates include the bad debt allowance, revenue recognition, impairment of long-lived assets, valuation of financial instruments, useful lives of long-lived assets and share-based compensation. Actual results may differ from these estimates under different assumptions or conditions and those differences could be material.

Reclassification

Certain reclassifications have been made to the Company’s consolidated financial statements for the prior period to conform to the current period presentation. Such reclassifications had no impact on net loss or net cash flows.

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

The period ended June 30, 2019, consolidated financial statements included iPass and its subsidiaries from the closing date of February 12, 2019, through June 30, 2019.

The allocation of the purchase price for iPass’s intangible assets were as follows (in thousands):

	Estimated Fair Value	Useful Life (Years)
Developed Technology	$5,500	8
Customer relationships	15,500	11
Tradename	1,700	3
Intangible assets	$22,700

On April 22, 2019, the Company, together with Devicescape Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Holdco” and together with the Company, the “Buyer”) entered into an asset purchase agreement (the “Purchase Agreement”) with Devicescape Software, Inc., a California corporation (“Devicescape”), whereby the Buyer acquired substantially all of the assets of Devicescape and assumed certain liabilities of Devicescape, such that Holdco shall continue as a surviving subsidiary of the Company holding all assets and assuming those certain liabilities of Devicescape (the “Devicescape Purchase”). In connection with the Devicescape Purchase, and pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company paid cash consideration of $2,000,000 and issued to the stockholders of Devicescape an aggregate of 400,000 shares of the Company’s common stock at a value of $1,692,000 based on our closing price on April 22, 2019, of $4.23 per share.

The allocation of the purchase price was as follows (in thousands):

Purchase consideration:
Cash consideration	$2,000
Shares issued to shareholders	1,692
Total purchase consideration	$3,692

Purchase price allocation:
Assets:
Cash and cash equivalents	$153
Accounts receivable, net	451
Intangible assets	1,588
Total assets	2,192

Liabilities:
Accounts payable & other liabilities	88
Total liabilities	88
Estimated fair value of net assets acquired	2,104
Goodwill	$1,588

The June 30, 2019, consolidated financial statements included Devicescape and its subsidiaries from April 22, 2019, the acquisition date, through June 30, 2019 .

The allocation of the purchase price for Devicescape’s intangible assets were as follows (in thousands):

	Estimated	Useful
	Fair	Life
	Value	(Years)
Developed Technology	$1,588	8
Intangible assets	$1,588

Note 4. Balance Sheet Information

The following tables present details of our unaudited condensed consolidated financial statements:

Prepaid expenses and other current assets	June 30,	December 31,
	2019	2018
Prepaid expenses	$2,960,148	$1,659,783
VAT	425,694	424,167
	$3,385,842	$2,083,950

Property and equipment, net	June 30,	December 31,
	2019	2018
Furniture and fixtures	$561,858	$139,857
Computer, communications and network equipment	17,341,035	17,520,435
Software	4,911,585	4,716,816
Automobiles	324,534	10,744
Software development	3,589,731	1,656,739
Accumulated depreciation and amortization	(21,832,240)	(19,491,341)
	$4,896,503	$4,553,250

Intangible Assets, net	June 30,	December 31,
	2019	2018
Intangible assets:
Developed technology	$27,687,821	$20,600,000
Consumer relationships	32,300,000	16,800,000
Tradename	5,100,000	3,400,000
Accumulated amortization	(4,825,401)	(1,141,675)
	$60,262,420	$39,658,325

Accrued expenses and other payables	June 30,	December 31,
	2019	2018
Accrued selling, general and administrative expenses	$3,987,888	$2,396,941
Accrued restructuring & acquisition related costs	972,714	1,885,194
Accrued cost of service	5,765,483	1,070,099
Accrued taxes (including VAT)	2,980,801	2,283,999
Accrued interest payable	184,415	67,613
Other accrued expenses	145,344	248,534
	$14,036,645	$7,952,380

9% Unsecured Subordinated Convertible Promissory Note

(Matured between December 2018 and June 2019)

	Outstanding June 30, 2019	Regular Amortizations (during 2019)	Conversions (during 2019) including accelerated amortization	10% Early Repayment Short Term	Outstanding December 31, 2018
Convertible Note Principal Amount	$-	$-	$105,000	$10,500	$(115,500)
Debt Discounts & Financing Costs	-	(8,533)	-	-	8,533
Total 9% Unsecured Note	$-	$(8,533)	$105,000	$10,500	$(106,967)

During the six months ended June 30, 2019, the conversion feature was exercised at a price of $1.75 per share, and a total of 84,220 shares were exercised.

Outstanding numbers of Dilutive Securities

The outstanding number of dilutive securities for the six months ended June 30, 2019, can be seen below:

Number of underlying shares for Warrants & Conversion Features	Outstanding June 30, 2019	Agreement Amendments	Conversions	Outstanding December 31, 2018
Fortress - iPass Loan Repayment Warrant	325,000	325,000	-	-
2017 Registered Public Offering	110,912	-	(359,058)	469,970
Investor Management Services	610,000	-	(100,000)	710,000
9% Convertible Note Warrants	492,506	-	(27,867)	520,373
2013 Convertible Notes	60,000	-	-	60,000
Other 9% Convertible Note Warrants	96,520	-	-	96,520
2017 Registered Public Offering Agent Warrants	21,500	-	(40,834)	62,334
9% Convertible Note 7% Agent Warrants	66,230	-	-	66,230
Nov-2017 Underwriter Agreement Agent Warrants	704,831	-	(205,756)	910,587
Oct-2017 Shelf Take Down Agent Warrants	843	-	-	843
May-2018 Public Offering Agent Warrants	6,700	-	(115,300)	122,000
Preferred Share Conversion Warrants	639,844	-	(91,954)	731,798
Preferred Share issuance 8% Agent Warrants	38,827	-	-	38,827
Total Outstanding Warrants	3,173,713	325,000	(940,769)	3,789,482

Cash and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to that sum to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$3,377,556	$6,051,709
Restricted Cash	1,104,757	430,655
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$4,482,313	$6,482,364

Notes Receivable

At June 30, 2019, and December 31, 2018, the Company had non-current notes receivable of $2,819,200 and $1,082,436, respectively, and the current portion amounted to $1,024,025 and $0 respectively.

The third quarter 2016 sale of ValidSoft for the price of $3,000,000 was completed and the Company received $2,000,000 in cash and a $1,000,000 promissory note, with an interest rate of 5% per annum. The maturity date of the note is September 30, 2019. At June 30, 2019, and December 31, 2018, the remaining outstanding principal amounts were $488,191 and $576,769, respectively.

On November 26, 2018, the Company executed a senior secured promissory note for $500,000 from Yonder Media Mobile (an unrelated entity), with interest accruing at a simple rate of 6% per annum with a maturity date of May 26, 2020. On January 9, 2019, February 12, 2019 and February 28, 2019, the Company issued additional notes of $500,000, $200,000, and $2,000,000, respectively (the “2019 Notes”). The 2019 Notes each bear an interest rate of 12% per annum and mature 18 months following the issuance date. All principal and interest are due on the maturity date. At June 30, 2019 and December 31, 2018, the remaining outstanding principal amounts were $3,355,034 and $505,667, respectively.

Related Party Loan

As of June 30, 2019 and December 31, 2018, there remained an outstanding related party loan to Comsys, a wholly-owned subsidiary of Artilium BV, from Comsystems (a company owned by Gerard Derenbos). Prior to the acquisition by Pareteum, Gerard Derenbos was a shareholder of Artilium PLC, with approximately 15% of the total shares of Artilium PLC, and a board member of Artilium PLC.

The total outstanding balance as of June 30, 2019 and December 31, 2018 was $342,000 and $341,998, respectively. The loan carries an 8% interest rate and a maturity date of December 31, 2021. All principal and interest are due on the maturity date.

Note 5. Equity

(A) Common Stock

The Company is presently authorized to issue 500,000,000 shares of common stock. The Company had 111,652,349 shares of common stock issued and outstanding as of June 30, 2019, an increase of 13,799,438 shares from December 31, 2018, were largely due to the iPass and Devicescape acquisitions (10,970,412), warrant exercises (858,344), shares issued to Senior Secured lender (425,000), and services settled by issuance of shares (653,796).

(B) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The number of warrants outstanding at June 30, 2019 and December 31, 2018, have been recorded and classified as equity is 3,173,713 and 3,789,482, respectively. The weighted average exercise price for the currently outstanding warrants in the table below is $2.21. The table below summarizes the warrants outstanding as of June 30, 2019 and as of December 31, 2018:

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	June 30, 2019	December 31, 2018
Equity Warrants – Fundraising	$1.05 - $5.375	2019 - 2026	3,173,713	3,789,482
			3,173,713	3,789,482

Note 6.  Amended and Restated 2008 Long Term Incentive Compensation Plan, 2017 Long-Term Incentive Compensation Plan and 2018 Long Term Incentive Compensation Plan, As Amended

The Company maintains the following Long Term Incentive Compensation Plans (collectively, the “Plans”):

•	Amended and Restated 2008 Long-Term Incentive Compensation Plan (“2008 Plan”)
•	2017 Long-Term Incentive Compensation Plan (“2017 Plan”)
•	2018 Long-Term Incentive Compensation Plan (“2018 Plan”)

On October 10, 2018, the Company filed an S-8 to register the remaining 8,000,000 shares of common stock of the 2018 Plan which was previously ratified by our stockholders on September 12, 2018 at our annual meeting of stockholders. This incentive plan provides for awards of up to 8,000,000 shares of common stock, in the form of options, restricted stock awards, stock appreciation rights (“SAR’s”), performance units and performance bonuses to eligible employees and the grant of nonqualified stock options, restricted stock awards, SAR’s and performance units to consultants and eligible directors.

Pursuant to the terms of the 2018 Plan, as amended, the number of shares available under the plan shall increase on the first day of each fiscal year in an amount equal to the lesser of (i) 15% of the total number of shares of common stock outstanding as of December 31st of the preceding fiscal year or (ii) such number of shares of common stock determined by the Board of Directors (the “Evergreen Increase”). As a result of the 2019 Evergreen Increase, the number of shares available under the 2018 Plan increased by 7,500,000 shares, such number determined by the Board of Directors being the lesser of (i) and (ii) as described herein (the “2018 Plan Increase”). The 2018 Plan Increase took effect upon the filing of the Registration Statement on Form S-8 on June 28, 2019.

Under the provisions of ASC 718, expensing takes place proportionally to the vesting associated with each stock-award, adjusted for cancellations, forfeitures and returns. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

As of June 30, 2019, the following shares were authorized under the Plans:

Reconciliation of registered and available shares and/or options as of June 30, 2019:		Total

Approved by the Shareholders (annually 15% of outstanding shares)

Registered 2008 (S-8 dated July 11, 2008)	2008 Plan	200,000
Registered 2011 (S-8 dated October 6, 2011)	2008 Plan	720,000
Registered 2017 (S-8 dated June 14, 2017)	2017 Plan	3,500,000
Registered 2018 (S-8 dated April 13, 2018)	2017 Plan	3,000,000
Registered 2018 (S-8 dated October 10, 2018)	2018 Plan	8,000,000
Registered 2018 (S-8 dated June 28, 2019)	2018 Plan	7,500,000

	2019 Activities
Shares (issued to):
Consultants	177,744	1,011,165
Directors, Officers and staff	797,789	5,064,305
Options exercised	176,038	330,542
Total Shares issued:		6,406,012

Available for issuance at June 30, 2019 (under the S- 8 registration statements)		16,513,988

Outstanding rights (movements):
Options	5,082,211	8,746,023
Time Conditioned Share Awards / Other Awards	84,723	1,641,355
Available for grant at June 30, 2019:		6,126,610

The Company’s stockholders also approved an additional 920,000 shares and 400,000 shares under the 2008 Plan on December 17, 2013 and September 12, 2014, respectively. These approved shares have not been registered on Form S-8 as of June 30, 2019.

The following table summarizes the activities that occurred during the three months ended June 30, 2019:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of March 31, 2019	8,981,608	$2.26	$11,465,952
Granted in 2019	207,703	2.29	424,055
Exercised (with delivery of shares)	(107,955)	1.30	(91,008)
Forfeitures (Pre-vesting)	(335,333)	2.28	(721,969)
Outstanding as of June 30, 2019	8,746,023	$2.21	$11,077,030

The following table summarizes the activity that occurred during the six month period ended June 30, 2019:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2018	3,663,812	$2.26	$4,962,798
Granted in 2019	5,440,103	2.18	6,661,232
Exercised (with delivery of shares)	(176,038)	1.19	(127,518)
Forfeitures (Pre-vesting)	(158,552)	2.20	(226,849)
Expirations (Post-vesting)	(23,302)	8.32	(192,633)
Outstanding as of June 30, 2019	8,746,023	$2.21	$11,077,030

Stock-based compensation expense totaled $5,722,447 and $1,771,580 for the six months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense totaled $2,008,833 and $697,448 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was $6,280,777 of unrecognized expense for share-based awards granted under the Plans.

Note 7.  Income taxes

The following table presents details of income tax (benefit)/expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income tax (benefit)/expense	$(449,403)	$18,842	$(616,737)	$18,424

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities based upon an expected annual tax rate.

Note 8. Significant Customers and Geographical Information

During the three months ended June 30, 2019 and 2018, 19.7% and 75% of revenue, respectively, were made from two customers. For the three months ended June 30, 2019 and 2018, our largest customer represented 11.2% and 53.4% of revenues, respectively. Our second largest customer represented 8.5% and 21.6% of revenues for the three months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019 and 2018, 20.4% and 79.3% of revenues, respectively, were made from two customers. For the six months ended June 30, 2019 and 2018, our largest customer represented 12.5% and 63.5% of revenues, respectively. Our second largest customer represented 7.9% and 15.8% of revenues for the six months ended June 30, 2019 and 2018, respectively.

The geographical distribution of our revenue, as a percentage of revenues, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Europe	52.7%	59.4%	57.7%	76.8%
All other (non-European) countries	47.3%	40.6%	42.3%	23.2%
	100%	100%	100%	100%

Note 9. Revenues

Our revenues represent amounts earned for our mobile and security solutions. Our solutions take many forms, but our revenues generally consist of fixed and/or variable charges for services delivered monthly under a combined services and SaaS model. We also offer discrete (one-time) services for implementation and for development of specific functionality to properly service our customers.

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Monthly service	$31,627,289	$4,277,289	$53,237,189	$7,772,831
Installation and software development	2,521,107	1,725,891	3,951,121	2,342,919
Total revenues	$34,148,396	$6,003,180	$57,188,310	$10,115,750

Monthly services revenues are generally recognized over time and amounted to $31,627,289 and $53,237,189 for the three and six months ended June 30, 2019, respectively. Installation and software development revenues are recognized over time and amounted to $2,521,107 and $3,951,121 over for the three and six months ended June 30, 2019, respectively.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Europe	$17,978,271	$3,563,089	$33,015,300	$7,772,831
Other geographic areas	16,170,125	2,440,091	24,173,010	2,342,919
Total revenues	$34,148,396	$6,003,180	$57,188,310	$10,115,750

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

The unpaid principal amount of the Loan shall bear interest from the relevant funding dates at a rate per year of Libor plus 8.5% in effect from time to time, provided however, that upon an event of default or if certain of the Consents are not delivered prior to May 1, 2019 or June 1, 2019, as applicable, the unpaid principal amount of the Loan shall bear interest from the relevant funding dates at a rate per year of Libor plus 11.5% in effect from time to time until the Consents are delivered. The interest shall be due and payable monthly in cash in arrears, provided, however, that the Company may elect to pay any or all of the interest in the form of Payment-in-Kind (“PIK”) interest due and payable at maturity at a maximum percentage per year equal to (a) through and including the first anniversary of the initial funding date, 3%, (b) after the first anniversary of the initial funding date through and including the second anniversary of the initial funding date, 2%, and (c) after the second anniversary of the initial funding date, 1%.

Permitted use of proceeds for the initial $25,000,000 of the Loan include approximately $11,700,000 for payment in full of outstanding secured debt owed to Fortress Credit Corp. (together with its affiliates, “Fortress”) incurred in connection with the Company’s previously disclosed acquisition of iPass Inc. (“iPass”) on February 12, 2019, as well as remaining amounts for permitted acquisitions and investments, for general working capital purposes and paid $623,555 in transaction fees related to the Loan. Proceeds are to be used for permitted acquisitions and to fund growth capital expenditures and other growth initiatives.

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

As of June 30, 2019, and December 31, 2018, the Company had outstanding senior secured debt of $22,077,767 and $0, respectively. For the three and six months ended June 30, 2019, the Company recorded interest expense of $747,245 and $1,054,120, respectively, related to the Loan. The interest rate at June 30, 2019 was 11%. The Company recorded $1,655,112 in deferred financing costs and other fees as a reduction of the outstanding loan balance through June 30, 2019. A total of $101,664 and $151,355 was amortized during the three and six months ended June 30, 2019. The remaining capacity under the Loan was $25,000,000 at June 30, 2019.

As of June 30, 2019, the Company was in compliance with all covenants required by the Loan.

Note 11. Commitments and Contingencies

Lease Commitments

We have operating leases for our office space. Our leases have remaining lease terms of less than one year to 6 years, some of which include options to indefinitely extend the leases monthly. For our month to month leases, we determined the number of renewal periods we are reasonably certain to exercise and include these periods in our right of use asset and lease liability calculations. Lease expense was $487,850 and $970,398 for the three and six months ended June 30, 2019, respectively, and is included in general and administrative expense in the condensed consolidated statement of comprehensive loss. Lease expense was $39,393 and $81,506 for the three and six months ended June 30, 2018.

Operating Leases:	June 30, 2019

Operating lease right-of-use assets	$2,493,352
Operating lease liabilities	$2,790,685

Weighted average remaining lease term
Operating leases	1.9 years

Incremental borrowing rate
Operating leases	8.8%

The following represents maturities of operating lease liabilities as of June 30, 2019:

Remainder of 2019	$975,453
2020	1,716,284
2021	119,059
2022	62,387
2023	62,387
Thereafter	98,779
Total lease payments	$3,034,349
Less: imputed interest	(243,664)
Lease liabilities, current	1,776,900
Lease liabilities, non-current	1,013,785
Total	$2,790,685

Legal Proceedings

Ellenoff Grossman & Schole LLP, claimed legal fees.

On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $817,822 in unpaid legal fees for January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement for the full $817,822 with agreed-upon monthly installment payments through August 31, 2019. As of June 30, 2019, this transaction is reflected in the financial statements.

The Company is involved in various claims and lawsuits incidental to our business.  In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

Note 12. Subsequent Events

None.

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

Millions of people and devices are connected around the world using Pareteum’s global cloud software communications platform, enhancing their mobile experience. Pareteum unleashes the power of applications and mobile services, bringing secure, ubiquitous, scalable, and seamlessly available voice, video, SMS/text messaging, and data services to our customers, making worldwide communications services easily and economically accessible to everyone. By harnessing the value of our cloud communications platform, Pareteum serves enterprises, communications service providers, early stage innovators, developers, IoT, and telecommunications infrastructure providers. Pareteum envisions a new mobile communications experience imagining what will be and delivering now.

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

The vast majority of our platform is comprised of our self-developed software and intellectual property, which provides our customers with a great deal of flexibility in how they use our products now and in the future and allows us to be market driven in our future. We have approximately 40 patents granted in relation to techniques and processes which support our cloud software and communications platform solutions.  Our platform services partners (technologies integrated into our cloud) include: HPE, IBM, Sonus, Oracle, Microsoft, NetNumber, Affirmed and other world class companies. As of October 1, 2018, the Company now includes Artilium plc, which operates as a wholly-owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and application technology providers. As of February 12, 2019, the Company now includes iPass Inc., which operates as a wholly-owned subsidiary of the Company. iPass is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, stock-based compensation expense, intangible assets acquired in connection with our business combinations, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the six months ended June 30, 2019.

Comparison of three months ended June 30, 2019 and June 30, 2018

Revenues

Revenues for the three months ended June 30, 2019, were $34,148,396, a $28,145,216 or 469% increase compared to $6,003,180 for the comparable three months in 2018. Our deployments with existing customers continue to grow, new implementations are generating new revenues and new cloud based revenues were all factors in our revenue growth. Additionally, the three months ended June 30, 2019, includes revenues of $5,241,919 and $7,359,579 from our acquisitions of Artilium and iPass, respectively. The three months ended June 30, 2018, included no such corresponding revenues as these transactions were consummated in the fourth quarter of 2018 and first quarter of 2019, respectively.

	Three months ended June 30,
	2019	2018	Change
Revenues	$34,148,396	$6,003,180	$28,145,216

Cost of Service, excluding depreciation and amortization

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

	Three months ended June 30,
	2019	2018	Change
Revenues	$34,148,396	$6,003,180	$28,145,216
Cost of service (excluding depreciation and amortization)	15,293,244	1,779,882	13,513,362
Margin (excluding depreciation and amortization)	$18,855,152	$4,223,298	$14,631,854

Cost of service for the three months ended June 30, 2019, was $15,293,244, an increase of $13,513,362 or 759%, compared to $1,779,882 for the comparable three months in 2018. Cost of service for the three months ended June 30, 2019, includes costs for Artilium and iPass of $3,038,017 and $6,398,593, respectively due to their acquisitions. The remainder of the increase in cost of service is in line with the overall increase in revenue, which generates a corresponding increase in implementation costs for new clients.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based compensation, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum business operating system network and intelligent network platform development and testing are also included in this function.

Product development costs for the three months ended June 30, 2019 and 2018, were $3,242,145 and $753,931, respectively, an increase of $2,488,214 or 330%. The increase in product development is due to acquisitions made by the company totaling $1,348,448. The remaining increases was due to continued development costs for legacy product lines.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including share-based compensation, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the three months ended June 30, 2019 and 2018, were $2,769,065 and $652,442, respectively, an increase of $2,116,623 or 324%. Of this increase, $1,307,654 is attributable to the inclusion of iPass in the three month results. The remaining increase is the result of allocating additional resources to our growing business.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the three months ended June 30, 2019 and 2018, were $9,033,690 and $2,214,070, respectively, an increase of $6,819,620 or 308%. This is largely the result of the inclusion of expenses totaling $2,505,129 and $1,087,345 for Artilium and iPass, respectively. The remaining increase is primarily the result of higher stock based compensation expense and increased travel, legal, accounting, and marketing costs.

Restructuring and Acquisition Charges

Restructuring and acquisition charges for the three months ended June 30, 2019 and 2018, were $427,586 and $5,592, an increase of $421,994 or 7,546%, as a result of costs related to the iPass acquisition and the Devicescape asset acquisition.

Stock-based compensation

Stock-based compensation is comprised of:

•	the expensing of the options granted under the 2008, 2017 and 2018 Plans to staff and management;

•	the expensing of the shares issued under the 2008, 2017 and 2018 Plans to contractors, directors and executive officers in lieu of cash compensation; and

•	the expensing of restricted shares issued for consultancy services under the 2018 Plan.

For the three months ended June 30, 2019 and 2018, we recognized stock-based compensation expense of $2,008,833 and $697,448, respectively, an increase of $1,311,385 or 188%.

In the following table, we show the allocation of stock-based compensation according to functions in the Condensed Consolidated Statements of Comprehensive Loss:

	Three months ended June 30,
	2019	2018
Cost of service (excluding depreciation and amortization)	$-	$(13,122)
Product development	128,336	(25,845)
Sales and marketing	227,426	(39,430)
General and administrative	1,653,071	775,845
Total	$2,008,833	$697,448

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2019, was $3,224,027, an increase of $2,229,709 or 224%, compared to $994,318 for the three months ended June 30, 2018. This was primarily due to amortization of intangible assets totaling $2,031,895 resulting from the Artilium, iPass and Devicescape acquisitions that took place on October 1, 2018, February 12, 2019, and April 22, 2019, respectively.

Interest Income and Expense

Interest income for the three-months ended June 30, 2019 and 2018, was $149,298 and $43,193, respectively, an increase of $106,105 or 246%. Interest income mainly consists of interest earned on promissory notes issued to ValidSoft and Yonder Media.

Interest expense for the three-months ended June 30, 2019 and 2018, was $777,907 and $99,708, respectively, an increase of $678,199 or 680%. Interest expense increased mainly as the result of the Post Road Loan entered into in February 2019.

Interest Expense Related to Debt Discount and Conversion Feature

For the three months ended June 30, 2019 and 2018, interest expense related to debt discount accretion were $199,224 and $30,272, respectively, an increase of $168,952 or 558%. This increase is mainly the result of the Post Road Loan entered into in February 2019.

Changes in derivative liabilities

Changes in derivative liabilities for the three months ended June 30, 2019, was $0, a decrease of $1,597,647 or 100%, compared to a gain of $1,597,647 for the same period in 2018. This decrease is due to the elimination of the derivative liability in 2018.

Other Income, net

Other (expense)/income for the three months ended June 30, 2019 and 2018 was ($194,354) and $567,710, respectively, a decrease of $762,064. The other expense arises from foreign currency transaction losses incurred by iPass in the second quarter of 2019.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs for the three months ended June 30, 2019 and 2018, was $101,644 and $6,209, respectively, an increase of $95,435 or 1,537%. This increase is mainly the result of the Post Road Loan entered into in February 2019.

Income tax (benefit)/expense

Income tax benefit for the three months ended June 30, 2019, was $449,403, compared to an income tax expense of $18,842 for the same period in 2018. The tax provision was calculated based upon an expected annual tax rate.

Net Income (Loss)

Net loss for the three months ended June 30, 2019, was $515,809, an increase of $2,172,273 or 131%, compared to income of $1,656,464 for the same period in 2018. The increase in net loss was primarily due to lower margins at our newly acquired subsidiaries Artilium and iPass.

Other Comprehensive Income/(Loss)

We recorded foreign currency translation gains and losses as other comprehensive income or loss, which amounted to a gain of $435,935 and a loss of $79,137 for the three months ended June 30, 2019 and 2018, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Comparison of six months ended June 30, 2019 and June 30, 2018

Revenues

Revenues for the six months ended June 30, 2019, were $57,188,310 a $47,072,560 or 465% increase compared to $10,115,750 for the comparable six months in 2018. Our deployments with existing customers continue to grow, new implementations are generating new revenues and new cloud based revenues were all factors in our revenue growth. Additionally, the six months ended June 30, 2019, revenues include Artilium revenues of $10,389,771. It also includes iPass revenues of $11,085,817 for the period from February 12, 2019, the date of its acquisition, through June 30, 2019. The remainder of the increase is due to growth in the Company’s existing business lines.

	Six months ended June 30,
	2019	2018	Change
Revenues	$57,188,310	$10,115,750	$47,072,560

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

	Six months ended June 30,
	2019	2018	Change
Revenues	$57,188,310	$10,115,750	$47,072,560
Cost of service (excluding depreciation and amortization)	25,361,468	2,974,405	22,387,063
Margin (excluding depreciation and amortization)	$31,826,842	$7,141,345	$24,685,497

Cost of service for the six months ended June 30, 2019, was $25,361,468, an increase of $22,387,063 or 753%, compared to $2,974,405 for the comparable six month period in 2018. This 753% increase in cost of service is in line with our increase in revenue, as margins and additional costs associated from implementations for new clients have stayed relatively constant. This includes Artilium cost of service of $6,029,427 for the six months ended June 30, 2019, and iPass cost of service of $9,603,882 for the period from February 12, 2019 through June 30, 2019. Comparable costs were not reflected in the six months ended June 30, 2018, because these subsidiaries were acquired in subsequent periods. The remaining increase in costs of service is due to the overall growth in the business.

Product Development

Product Development costs consist primarily of salaries and related expenses, including share-based compensation, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum business operating system network and intelligent network platform development and testing are also included in this function.

Product development costs for the six months ended June 30, 2019 and 2018, were $5,816,189 and $1,480,776, respectively, an increase of $4,335,413 or 293%. The increase is primarily due to the overall expansion of our lines of business year over year and the inclusion of product development costs of $1,131,869 for Artilium and iPass for the six months ended June 30, 2019.

Sales and Marketing

Sales and Marketing expenses consist primarily of salaries and related expenses, including stock-based compensation, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the six months ended June 30, 2019 and 2018 were $5,709,747 and $1,341,440, respectively, an increase of $4,368,307 or 326%. This increase is primarily a direct result of hiring new employees, the inclusion of the Artilium and iPass sales and marketing expenses of $2,752,546, and other incremental costs incurred as the Company expands.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the six months ended June 30, 2019 and 2018, were $15,896,619 and $4,510,922, respectively, an increase of $11,385,697 or 252%.

Restructuring and Acquisition Charges

Acquisition charges for the six months ended June 30, 2019 and 2018, were $3,507,950 and $79,193, an increase of $3,428,757 or 4,330%, as a result of costs related to acquiring iPass and Artilium.

Stock-based compensation

Stock-based compensation is comprised of:

•	the expensing of the options granted under the 2008, 2017 and 2018 Plans to staff and management;

•	the expensing of the shares issued under the 2008, 2017 and 2018 Plans to contractors, directors and executive officers in lieu of cash compensation; and

•	the expensing of restricted shares issued for consultancy services under the 2018 Plan.

For the six months ended June 30, 2019 and 2018, we recognized stock-based compensation expense of $5,722,447 and $1,771,580, respectively, an increase of $3,950,867 or 223%.

In the following table, we show the allocation of stock-based compensation according to functions in the Condensed Consolidated Statements of Comprehensive Loss:

	Six months ended June 30,
	2019	2018
Cost of service (excluding depreciation and amortization)	$52,877	$11,254
Product development	222,667	16,587
Sales and marketing	549,214	88,939
General and administrative	4,897,689	1,628,896
Restructuring	-	25,904
Total	$5,722,447	$1,771,580

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2019, was $6,067,430, an increase of $4,107,821 or 210%, compared to $1,959,609 for the same period in 2018. This was increase was primarily due to amortization of intangible assets totaling $3,683,726 resulting from the Artilium, iPass and Devicescape acquisitions that took place on October 1, 2018, February 12, 2019 and April 22,2019, respectively.

Interest Income and Expense

Interest income for the six months ended June 30, 2019 and 2018, was $250,844 and $85,865, respectively, an increase of $164,979 or 192%. Interest income mainly consists of interest accrued for the $503,000 and $3,200,000 promissory notes issued to ValidSoft and Yonder Media, respectively.

Interest expense for the six months ended June 30, 2019 and 2018, was $1,326,767 and $163,467, respectively, an increase of $1,163,300 or 712%. Interest expense increased mainly as the result of the Post Road Loan entered into in February 2019.

Interest Expense Related to Debt Discount Accretion and Conversion Feature

For the six months ended June 30, 2019 and 2018, interest expense related to debt discount accretion were $271,205 and $59,838, respectively, an increase of $211,367 or 353%. This increase is mainly the result of the Post Road Loan entered into in February 2019.

Changes in derivative liabilities

Changes in derivative liabilities for the six-month period ended June 30, 2019, was $0, a decrease of $1,283,914 or 100%, compared to a gain of $1,283,914 for the same period in 2018. This decrease is due to the elimination of the derivative liability in 2018.

Other (Expense) Income, net

Other expense for the six months ended June 30, 2019 was $241,485, as compared to other income of $637,255 for the six months ended June 30, 2018, a decrease of $878,740 or 138%. The 2018 amount represents the unrealized exchange rate gains and an adjustment to liabilities for no longer deemed obligations. The 2019 amount represents foreign currency transaction losses.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs for the six-months ended June 30, 2019 and 2018 was $151,355 and $12,351, respectively, an increase of $139,004 or 1,125%. This increase is mainly the result of the Post Road Loan entered into in February 2019.

Income tax (benefit)/expense

Income tax benefit for the six months ended June 30, 2019, was $616,737, compared to an income tax expense of $18,424, for the same period in 2018. The tax provision was calculated based upon an expected annual tax rate.

Net Loss

Net loss for the six months ended June 30, 2019, was $6,294,324 an increase of $5,816,683 or 1,218%, compared to the loss of $477,641 for the same period in 2018. The increase in net loss is due to lower margins and costs associated with acquiring new companies.

Other Comprehensive (Loss)/Income

We recorded foreign currency translation gains as other comprehensive income or loss, which amounted to a gain of $76,131 and $25,266 for the six months ended June 30, 2019 and 2018, respectively. This change is primarily attributable to the translation effect resulting from the fluctuations in the USD/Euro exchange rates.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company reported net loss of $6,294,324 for the six months ended June 30, 2019, and had an accumulated deficit of $318,919,707 as of June 30, 2019.

The cash balance including restricted cash of the Company at June 30, 2019, was $4,482,313.

Operating activities

Net cash used in operating activities of $10,441,210 for the six months ended June 30, 2019, due to an increase in accounts receivable of $25,190,857, offset by a decrease in accounts payable and customer deposits of $6,936,552, a decrease in net billings in excess of revenues and deferred revenue of $2,000,430 and a decrease in accrued expenses and other payables for $1,644,320.

As a result of the above, cash used in operating activities was $10,441,210 for the six months ended June 30, 2019, compared to net cash used in operating activities of $952,476 for the six months ended June 30, 2018, for an increase of $9,488,734 or 996%.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2019, was $5,973,438, an increase of $4,095,961, or 218% compared to $1,877,477 in the same period in 2018. This change was mainly the result of the purchase of property, equipment and capitalized software of $1,650,013, the issuance of notes receivable of $2,700,000 to Yonder Media and effect of the business combinations of $1,562,636.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2019 and 2018, was $14,443,138 and $8,484,428, respectively, an increase of $5,958,710 or 70.2%. This increase was primarily the result of the receipt of $25,000,000 in proceeds from the senior debt from Post Road Group, offset by the repayment of $11,669,963 to Fortress in connection with the iPass transaction in February 2019.

Effect of exchange rates on cash, cash equivalents and restricted cash

Effect of exchange rates on cash, cash equivalents and restricted cash for the six months ended June 30, 2019, was a loss of $28,541, compared to a gain of $42,185 for the same period in 2018.

As a result of the above activities, for the six months ended June 30, 2019, we had cash, cash equivalents and restricted cash of $4,482,313 a net decrease in cash, cash equivalents and restricted cash of $2,000,051 since December 31, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019. In light of the previously issued material weakness described below, the Company has performed additional analysis and other remediation efforts, described below, to ensure the financial statements are prepared in accordance with GAAP.

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

To address ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process, the Company has (i) removed all live access to all developers, internal and external, from being able to make coding changes directly in our reporting system; (ii) has continued to monitor and document all changes made in our reporting system and add additional layers of documented review of these changes; (iii) instituted monitoring controls and sample testing needs to be completed on our reporting system to ensure the documented policies are being followed and report the results of these tests to senior management in regular appropriate intervals; and (iv) enhanced our quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. Management believes the Company has taken significant steps towards the remediation of the identified material weaknesses, as of June 30, 2019.

We also continue to develop certain remediation steps to address the material weakness discussed above to improve our assessment of internal control over financial reporting. As of June 30, 2019, these efforts are ongoing.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

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

PARETEUM CORPORATION

Date: August 9, 2019	By	/s/ Robert H. Turner
Robert H. Turner
Executive Chairman
(Principal Executive Officer)

Date: August 9, 2019	By	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer
(Principal Financial and Accounting Officer)

