Form 10-K/A
period 2018-12-31
PARETEUM Corp
filed 2020-12-14
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

+ 1 (646) 975-0400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	TEUM	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submit pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018, was approximately $139 million based on the closing sale price of the Company’s common stock on such date of $2.50 per share, as reported by the NYSE American LLC.

As of October 31, 2020, there were 138,820,058 shares of common stock outstanding.

Explanatory Note

As previously disclosed in the Current Report on Form 8-K filed by Pareteum Corporation (the “Company” or “Pareteum”) with the Securities and Exchange Commission (the “SEC”) on October 21, 2019, the Board of Directors (the “Board”) of the Company determined that the Company’s previously issued financial statements for the year ended December 31, 2018, and the interim periods contained therein (collectively, the “Non-Reliance Periods”) could no longer be relied upon. As a result, the Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend and restate the Company’s original Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019 (the “Original Form 10-K”). The Board also has determined that the Company’s previously issued unaudited financial statements for the quarters ended March 31, 2019, and June 30, 2019, can no longer be relied upon.

Restatement Background

The Board’s decision to restate the Company’s financial statements is based on the Company’s conclusion that certain revenues and the corresponding costs recognized during the Non-Reliance Periods should not have been recorded during the period.

This Amendment reflects the correction of the following errors identified subsequent to the filing of the Original Form 10-K (see Item 8 “Financial Statements and Supplementary Data”, Note 1-Restatement for the full detail of the impact of the restatement errors on our consolidated financial statements):

A. For the year ended December 31, 2018, the Company determined that it incorrectly recognized revenue prior to customers obtaining control of certain products or customer acceptance requirement provisions in contracts, due to an ineffective review of information provided by the sales and procurement teams. As a result, customers had not obtained control of the products in accordance with ASC 606-10-25-30. The primary net effect of the corrections of these errors on the Consolidated Statement of Comprehensive Loss resulted in reductions in total Revenues, Cost of revenues (excluding depreciation and amortization) and General and administrative expenses of $11,970,649, $255,364 and $1,001,493, respectively. Additionally, the Company determined that its accounting for activation fees under ASC 606 was incorrect. The Company had recognized the revenue upfront for activation fees versus being deferred and recognized over the life of the customer. The effect of the correction of this error was a reduction in Revenue on the Consolidated Statement of Comprehensive Loss and a corresponding increase in Net billings in excess of revenue on the Consolidated Balance Sheet of $197,223.

B. The Company determined adjustments were needed to correct the financial statement presentation due to immaterial accounting errors in the Company’s previously reported consolidated financial statements for the year ended December 31, 2017. The Company made the following adjustments:

i.	The Company determined that it had incorrectly recognized revenue on certain product sales prior to customers obtaining control of the products in accordance with ASC 606-10-25-30; this was also due to an ineffective review of information provided by the sales and procurement teams. Correction of these immaterial errors resulted in reduction in Accounts receivable of $184,856; and increases to Other comprehensive loss and Accumulated deficit of $8,191 and $176,664, respectively as of January 1, 2018, to adjust for the cumulative impact of the errors as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

ii.	Through a review of its accounting for stock-based compensation, the Company identified immaterial errors in its recording of stock-based compensation expense for equity-classified awards granted to employees and non-employees in 2017. The employee awards were granted with vesting provisions ratably over a one- or two-year period and thus, in accordance with ASC 718 Compensation-Stock Compensation, stock-based compensation expense is recognized over the requisite service period. The Company incorrectly recognized the stock-based compensation expense related to these awards at the time of grant. For awards granted to non-employees, stock-based compensation which subsequently vests through-out the term of the agreement, the amount of stock-based compensation recorded would be up to the vesting date. The Company incorrectly recognized the stock-based compensation expense related to these awards at the time of grant. The net effect of these immaterial errors resulted in reductions to Common stock and Accumulated deficit of $504,305 as of January 1, 2018 to adjust for the cumulative impact of the errors as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

The Company also determined that at December 31, 2017 it incorrectly recorded equity-classified share-based awards as liability-classified awards and recorded stock-based compensation expense of $256,609 to Accrued expenses and other payables instead of recording to Common Stock in the Company’s Consolidated Balance Sheet and reflecting such amount in the Company’s Consolidated Statements Of Changes in Stockholders’ Equity(Deficit). The effect of this immaterial error was an increase to Common Stock and a decrease to Accrued expenses and other payables as of January 1, 2018.

iii.	The Company incorrectly translated its property and equipment balances at December 31, 2017 using an historical rate and not the current exchange rate at the balance sheet reporting date in accordance with ASC 830, Foreign Currency Matters. Correction of these immaterial errors resulted in an increase in Property and Equipment, net of $1,126,178 with a corresponding decrease to Accumulated other comprehensive loss as of January 1, 2018 to adjust for the cumulative impact of the errors as of the beginning of the earliest period presented in the accompanying consolidated financial statements. During 2018, the Company continued to use the incorrect historical rate to translate its property and equipment balances and not the current exchange rate at the balance sheet reporting date. The correction of these errors at December 31, 2018 resulted in an increase in Property and Equipment, net at December 31, 2018 of $235,652 and a corresponding increase in Accumulated other comprehensive loss by the same amount.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors from a qualitative and quantitative perspective and concluded that the effect of the errors were not material to our previously issued consolidated financial statements.

C. The accounting errors in recording stock-based compensation expense for the stock awards granted in 2017 discussed above impacted the Company’s results of operations in the current year. For certain grants of equity-classified awards granted during the year ended December 31, 2018 to employees and non-employees, the Company identified errors in recording stock-based compensation expense for the same reason noted above. The Company also determined that stock-based compensation expense related to the grant of options in 2018 was not being expensed over the appropriate vesting period. The impact of this error was isolated to the second and third quarter of 2018 with an offsetting effect between the two quarters. The aggregate impact of the Company’s error in recording stock-based compensation expense for the year ended December 31, 2018 from this matter was a decrease in Loss from operations of $126,634. In addition, the Company identified incorrect accounting for stock-based compensation expense related to cancelled awards. This error resulted in an increase in the Loss from Operations of $327,107. Other immaterial errors in recording stock-based compensation expense was also identified by the Company.

D. For the year ended December 31, 2018, the Company determined that it incorrectly accounted for extinguishments of accounts payables for which the Company issued shares to settle the outstanding balances of accounts payable. In accordance with ASC 470-50-40-2, the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt is recognized as a loss or gain in the period of extinguishment. The reacquisition price includes the fair value of any assets transferred or equity securities issued. The effect of these errors on the Consolidated Statement of Comprehensive Loss resulted in a loss on extinguishment of debt, recorded in General and administrative expense, of $143,526 and a corresponding increase in Common stock on the Consolidated Balance Sheet.

E. In addition to the matters described above in A, B, C and D, the Company also corrected for immaterial misstatements, including misstatements in certain footnotes, identified during an account review and analysis exercise.

F. The Company identified that it had misstatements in its application of purchase accounting for its acquisition of Artilium plc in October 2018. In accordance with ASC 805, Business Combinations, for a business combination achieved in stages the acquirer must measure its previously held equity interests in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings. The fair value of previously held equity interest in the acquiree is included in the calculation of goodwill. The Company did not appropriately remeasure its previously held equity interest in Artilium at its acquisition-date fair value and record its resulting gain. The correction of this error on the Consolidated Statement of Comprehensive Loss resulted in a gain on equity investment of $6,370,787 and a corresponding increase in Goodwill on the Consolidated Balance Sheet. The Company also erroneously wrote off its equity investment in Artilium of $3,230,208 by reducing Common stock versus applying it to the calculation of goodwill. In addition, the Company identified errors in its preparation of the Consolidated Statement of Cash Flows to account for the net of effect of the acquisition and adjusted the impact on the Consolidated Statement of Cash Flows for certain assets acquired and liabilities assumed to appropriately account for cash flows for post-acquisition activity.

Internal Control and Disclosure Controls Considerations

In connection with this restatement, our Interim Chief Executive Officer and Interim Chief Financial Officer determined that there were deficiencies in our internal control over financial reporting that constituted material weaknesses at December 31, 2018. Accordingly, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that disclosure controls and procedures (which the Company believes to be an integral part of its internal controls) were not effective at December 31, 2018 and management concluded that the Company’s internal control over financial reporting was not effective at December 31, 2018.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Form 10-K, in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Form 10-K, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I - Item 1. Business.

•	Part I - Item 1A. Risk Factors.

•	Part I – Item 3. Legal Proceedings

•	Part I – Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

•	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II - Item 8. Financial Statements and Supplementary Data.

•	Part II - Item 9A. Controls and Procedures.

•	Part IV- Item 15. Exhibits, Financial Statement Schedules

This Amendment does not reflect adjustments for events occurring after March 18, 2019, the date of the filing of the Original Form 10-K, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Form 10-K and all of the Company’s filings after the date hereof.

Item 9A (Controls and Procedures) to this Amendment discloses additional material weaknesses in the Company’s internal controls associated with the restatement, as well as management’s restated conclusion that the Company’s internal controls over management reporting were not effective as of December 31, 2018. As disclosed therein, management is currently developing and implementing the changes needed in the Company’s internal control over financial reporting to remediate these material weaknesses.

The Company is also filing a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1 and currently dated certifications from our Interim Chief Executive Officer and Interim Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

Pareteum Corporation

Form 10-K/A

For the fiscal year ended December 31, 2018

TABLE OF CONTENTS

Note on Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018 (this “Annual Report”), includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  With the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events.   Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. However, our actual results may differ materially from those contained in, or implied by, these forward-looking statements.  Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	risks and uncertainties associated with the integration of the assets and operations we have acquired and may acquire in the future;

•	our possible inability to generate additional funds that will be necessary to expand our operations;

•	the substantial doubt about our ability to continue as a going concern expressed in the most recent report on our audited financial statements;

•	our potential lack of revenue growth;

•	the length of our sales cycle;

•	pending investigations by the SEC and other lawsuits;

•	the outbreak and impact of the novel coronavirus (COVID-19) on the global economy and our business;

•	our potential inability to add new products and services that will be necessary to generate increased sales;

•	our potential inability to develop and successfully market platforms or services or our inability to obtain adequate funding to implement or develop our business;

•	our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this report within the time periods and in the manner currently anticipated;

•	the effectiveness of our internal control over financial reporting, including the identification of additional control deficiencies;

•	risks related to restrictions and covenants in our convertible debt facility that may adversely affect our business;

•	our potential loss of key personnel and our ability to find qualified personnel;

•	international, national regional and local economic political changes, political risks, and risks related to global tariffs and import/export regulations;

•	fluctuations in foreign currency exchange rates;

•	our potential inability to use and protect our intellectual property;

•	risks related to our continued investment in research and development, product defects or software errors, or cybersecurity threats;

•	general economic and market conditions;

•	regulatory risks and the potential consequences of non-compliance with applicable laws and regulations;

•	increases in operating expenses associated with the growth of our operations;

•	risks related to our capital stock, including the potentially dilutive effect of issuing additional shares and the fact that shares eligible for future sale may adversely affect the market for our common stock;

•	the possibility of telecommunications rate changes and technological changes;

•	disruptions in our networks and infrastructure;

•	the potential for increased competition and risks related to competing with major competitors who are larger than we are;

•	our positioning in the marketplace as a smaller provider;

•	risks resulting from the restatement of our financial statements for the year ended December 31, 2018, the interim periods contained therein and the interim periods ending March 31, 2019 and June 30, 2019; and

•	those risks listed in the sections of this annual report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.

The foregoing does not represent an exhaustive list of risks, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report.

AVAILABLE INFORMATION

We maintain a corporate website with the address www.pareteum.com. We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “News – Press Releases” and “Investors – News.” Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings and public conference calls and the webcasts. We are not incorporating information contained in the website by reference into this Annual Report on Form 10-K/A.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov. We make available, free of charge, through our website, our reports, proxy and information statements and other information, and any amendments to these reports, as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the SEC.

PART I

In this Annual Report on Form 10-K/A, references to “Pareteum,” the “Company,” “we,” “us” and “our” refer to Pareteum Corporation, a Delaware corporation.

Item 1. Business (Restated)

Overview

Pareteum Corporation (OTC: TEUM) is a rapidly growing cloud software communications platform company with a mission - to Connect Every Person and Every(Thing) ™.

Millions of people and devices are connected around the world using Pareteum’s global cloud software communications platform, enhancing their mobile experience. Pareteum’s goal is to unleash the power of applications and mobile services, which we believe will bring secure, ubiquitous, scalable, and seamlessly available voice, video, SMS/text messaging, and data services to our customers, making worldwide communications services easily and economically accessible to everyone. By harnessing the value of our cloud communications platform, Pareteum serves enterprises, communications service providers, early-stage innovators, developers, Internet-of-Things (“IoT”), and telecommunications infrastructure providers.

With estimates of up to 30 billion devices to be managed and connected according to a market research firm that specializes in global connectivity and emerging technology, the total available market is vast. Service providers, brand marketing companies, enterprise and IoT providers use Pareteum’s cloud communication services and turnkey solutions featuring relevant content, applications, and connectivity worldwide. Pareteum integrates a variety of disparate communications methods and services and offers them to customers and application developers, allowing communications to become a value-added service. We believe that this is a major strategic goal for many industries, from legacy telecommunications providers to the disruptive technology and data enterprises of today and the future.

The vast majority of our platform is comprised of our self-developed software and intellectual property, which provides our customers with flexibility in how they use our products and allows us to be market driven going forward.  We have approximately 73 patents granted in relation to techniques and processes which support our cloud software and communications platform solutions.  Our platform services partners (technologies integrated into our cloud) include: Hewlett Packard Enterprise, IBM, AT&T, Amazon Web Services, Sonus, Veniam, Oracle, Microsoft, NetNumber, Affirmed Networks and other world-class technology providers.

Pareteum is a mission-focused company that seeks to empower “Every Person and Every(Thing)” to be globally connected, hence our slogan – ANY DEVICE, ANY NETWORK, ANYWHERE™. The Pareteum cloud communications platform targets large and growing sectors from IoT, Mobile Virtual Network Operators (MVNO), Smart Cities, and Application developer markets - each in need of mobile platforms, management and connectivity. These sectors need Communications-Platform-as-a-Service (CPaaS), which Pareteum delivers.

Coronavirus Pandemic

In March 2020, the novel coronavirus (“COVID-19”) began spreading across the globe and was declared a pandemic by the World Health Organization; the President of the United States declared this a national emergency. The economic effects of the pandemic and resulting social changes are not predictable.  There are a number of uncertainties arising from COVID-19 that could impact our operating results: the effectiveness of COVID-19 mitigation measures, the duration of the pandemic, and the effect on global economic conditions. Likewise, business operational changes, work from home, school from home and shop from home all impact consumer confidence and the availability of supply chain to support these activities. We expect operating and financial results to continue to be adversely impacted by COVID-19 for the duration of the pandemic.

We see an increase in usage consumption, particularly for messaging and consumer mobile services. However, our products and services for customers in the travel and hospitality industries remain negatively impacted. We expect volatility in customer demand and consumption habits as the pandemic continues, and we may experience constrained supply or curtailed customer demand that could adversely impact our operations. Specifically, we see slowed sales cycles, including customers and prospective customers delaying contract signatures or renewals. Customers in the pipeline are uncertain and may minimize commitments related to the products and services that we offer.

Innovative Use Cases

Many sectors, from traditional network operators to disruptive technology and data-driven companies, have found many innovative use cases for our platforms. Beyond simply enabling communications between people and devices, the platforms of Pareteum are designed to enable any of the following, among others:

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

Business Model

At Pareteum, our mission is to “Empower CSP’s, Enterprises and Developers to simply create and control their own (wireless) communications products and experience through our powerful combination of software, services and global connectivity.” We believe that open software and interfaces for communications services will create more innovation, economic freedom, and opportunity equality worldwide, just like the internet did for information. Our value proposition intersects with numerous applications and industries. It is our strong belief that no other company in the CPaaS market offers similarly broad value in such a comprehensive way.

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

To achieve our desired growth, we are using our managed services solutions as a launching pad from which to grow our Pareteum Experience Cloud Platform by offering Mobility, Engagement, Intelligence and Control products and services to our existing and prospective customers. This process is already well underway, including with our anchor customer Vodafone.

Go-to-Market and Growth Strategy

Pareteum is in growth mode, which we expect to achieve through a combination of organic growth as well as targeted mergers and acquisitions, such as the 2018 acquisition of Artilium.

Pareteum seeks to continue winning new long-term contractual business. We expect this pace to increase throughout 2020 and beyond. Our focus is on selling and implementing new communications services and IoT opportunities as fast as reasonably possible, as the world of connected devices and people continues to rise on a daily basis.

Our go-to-market strategy uses a four-phase approach:

Phase 1:	We continue to attract new subscribers across all verticals to all our platforms through direct sales, existing channel partnerships and new initiatives such as referral programs.

Phase 2:	We will continue to on-board new communication services providers, multiplying our own growth, largely through business development and direct sales in each of our six defined sales regions (North America, Latin America, Europe, Middle East, Africa, and Asia-Pac).

Phase 3:	We will drive adoption through a twin approach. First, we will be on-boarding more “things” (whether SIM cards, handsets, devices, vehicles etc.) to our Pareteum Experience Cloud Platform, as our initial user base. Second, we will be drawing in new and existing customers and end-users to add and consume more services into our existing Pareteum Experience Cloud Platform. These will be people with the greatest pain point, who are underserved by the current mobility networks and applications out in the market (including in developing markets).

Phase 4:	At this stage, our strategic Pareteum Experience Cloud Platform customers will have their own go-to-market strategy, creating shared value, ranging from traditional consumer strategies to sophisticated B2B and B2B2C strategies, driving and expanding our ecosystem to new heights.

The phases described above are already being implemented, in parallel as far as possible, for the fastest, most sustainable growth and this highlights our strategy for accelerating the world’s shift to an open mobility and application network. When we’re successful, we believe it might accelerate the pace of innovation in the world, create more economic freedom, and provide better mobility services to billions of underserved people.

We also follow an organic growth plan focused on three core areas:

•	Exploring cross and up-sale opportunities among Pareteum’s recent customer acquisitions – focused on offering new products and services that complement or supplements their existing or future needs so to accelerate their strategy;

•	Platform evolution – enhance and expand existing products and services; and

•	Geographic expansion—in this area, focusing on entering new markets such as South East Asia and Latin America.

Employees

As of December 31, 2018, the Company had 140 full and part-time employees worldwide. As of December 31, 2019, the Company had 218 full and part-time employees worldwide.

Research & Development

Pareteum’s research and development function attempts to ensure that its communications platforms grow in line with customer needs and technological advancement, and remain resilient, reliable and secure. We have announced innovation in e-commerce, machine learning and predictive analytics, all supported by our growing Pareteum application exchange and development community. Enabling our CPaaS with identity management, transaction settlements and payment solutions greatly expands the opportunity for our customers and revenue streams for the Company. Product development expenses for the year ended December 31, 2018 and 2017 were $3,082,956 and $1,479,587, respectively.

Intellectual Property

Pareteum relies on a combination of patents, copyright, trademark and trade secret laws in the United States, Europe and elsewhere. The Company protects its brand and reputation through the exploitation of a number of registered and unregistered trademarks and service marks. Pareteum has two granted patents for inventions embedded in its communications platforms, and with the addition of Artilium and iPass has a patent portfolio of some 73 granted patents. The current patent portfolio includes, but is not limited to, a set of developments embracing areas such as advanced network characterization and migration, automated configuration for network appliances, method and system for changing security information in a computer network, method and system for verifying and updating the configuration of an access device during authentication, service quality monitoring process, system and method for enabling wireless social networking and systems and methods for network curation, all expiring throughout 2034, and subject to renewals.

Pareteum further protects its intellectual property rights by requiring all its employees and independent contractors involved in the development of intellectual property to assign those rights to the Company, to the greatest extent permitted by applicable law.

Sales & Marketing

Pareteum’s sales and marketing teams work together to identify and establish relationships with prospective customers, acquire new ones and expand relationships with existing customers by encouraging their consumption of additional services and products existing in our Pareteum Experience Cloud Platform. Our marketing team generates leads through our website, online marketing campaigns, webinars, white papers, public relations and other outbound lead development efforts.

We engage with prospective and existing customers through an enterprise sales approach. Our sales executives directly engage C-Level executives and other senior business, product and technical decision makers responsible for the end user experience and financial results at their companies. Our sales executives work to educate these decision makers and their teams about the benefits of using Pareteum Experience Cloud Platform to launch and scale robust communications experiences.

Customers

Our customers are tier 1 communications service providers that provide telecommunications services to end users, Fortune 1,000 companies, mobile virtual network enablers of all sizes, software developers, banks, financial and online payment services companies, global consulting companies, mobile marketing platforms, telecommunications applications, and many others.

A customer advocate is assigned to each new contract, and a multi-step process of handoff from sales to service is handled by this distinct team which is made up of experienced staff around the globe and supported by back office professionals throughout the United States, United Kingdom, Europe, Middle East, Africa and Latin America.

Pareteum provides multiple levels of customer support, including 24x7 support, to ensure service levels and network reliability to meet the expectations and requirements of Pareteum’s customers. Customers which use the Pareteum Experience Cloud Platform value the network reliability and availability, and responsive customer support, competitive pricing, and collaborative approach.

The Company has a significant customer and the loss of this customer could have an adverse effect on our business, results of operations and financial conditions. For the years ended December 31, 2019 and 2018, this significant customer accounted for approximately 20% and 64% of our revenues.

Competition

We compete with telecommunications solution providers, cloud software and service providers, communications’ platforms, and the in-house IT and network departments of communications companies as well as firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, land-line and mobile services, cable, satellite and service bureaus) and companies that offer software systems in combination with the sale of network equipment.

We believe that our ability to compete depends on several factors, including:

•	the development of software products by others that are competitive with our products and services;

•	the price at which others offer competitive software and services;

•	the ability to make use of the networks of mobile network operators;

•	the technological changes of telecommunication operators affecting our ability to run services over their networks;

•	the ability of competitors to deliver projects at a level of quality that rivals our own;

•	the responsiveness of our competitors to customer needs; and

•	the ability of our competitors to hire, retain and motivate key personnel.

A number of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition. Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties.

The CPaaS market is moving quickly. The Company believes that the key competitive differentiators for Pareteum in the near-term will be:

▪	Scale and international reach of connectivity

▪	Comprehensiveness of platform offerings

▪	Ease of deployment and implementation

▪	Scalability and reliability of service

Pareteum considers itself well placed to be judged on those criteria. The Company is confident that its network of global and international connectivity partners will enable it to access markets that currently are under-served and compete equally with larger competitors in mature markets. In addition, Pareteum is confident that few other players have the breadth of value-added services to complement the core connectivity platforms, resulting in competitive positioning for each of the segments where it competes:

▪	MVNE services for Communication Service Providers (CSP): In a fragmented market without large competitors, Pareteum is well-known in the industry for a wide range of platform functionalities and high flexibility to adapt to customer needs and accommodate complex requirements at a competitive price. As a result, Pareteum is serving leading CSPs in Europe, Asia Pacific, North America, Latin American and Africa, untapping solid growth potential in each of these markets.

▪	Wi-Fi Connectivity aggregation for Enterprise customers: Pareteum has built an extensive Wi-Fi footprint with exclusive deals, covering more outdoor, hotels, airports, business and leisure areas. Pareteum offers a unified user experience with seamless access across Wi-Fi hotspots to blue chip customers, with a variety of successful business models.

▪	SMS A2P for Enterprise customers: Leveraging global connectivity agreements enabling competitive price points and a strong competitive position in Europe, Pareteum offers fully programmable B2C messaging across a wide range of mobile and social channels with simple API integration.

▪	IoT connectivity platform for IoT solution providers: Leveraging on the above capabilities, Pareteum is in an advantageous position to build a unique proposition for IoT solution providers that would benefit from the large growth potential in IoT. The foundations are in place and Pareteum has already received very positive commercial traction.

Nevertheless, some of our competitors have greater financial, technical and sales and marketing resources, as well as greater brand and market awareness, and consequently may be able to react more quickly to competitive pressures. As we execute on our growth strategies, and enter new markets, or disrupt markets and replace incumbents, we expect competition to become more intense.

One key tenet in our competitive strategy, however, is to actually lower the competitive barriers to market for new customers to create new mobility and communications applications and businesses. We intend to disrupt existing markets and have the advantage of quick time-to-market for those newly enabled business models and opportunities. These include, for example:

▪	Uniquely tailored data services such as unlimited social media, messaging apps or streaming music services.

▪	Global roaming connectivity without local infrastructure: e.g. business executives using a multi-SIM worldwide phone.

▪	Creation of personal, branded, mobile services.

▪	One-stop shop for bundles of IoT and machine-to-machine (“M2M”) services: through plug-ins to multiple vertical applications and specialized platforms. One-stop shop for current and next-gen GSM and Wi-Fi connectivity, deployed seamlessly through our CPaaS solutions.

Regulatory

Pareteum is subject to several U.S. federal, state and foreign laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, telecommunications, trade and export sanctions or other subjects. Many of the laws and regulations to which we are subject are still evolving and may be tested or varied in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving markets in which we operate. Because applicable international laws and regulations have continued to develop and evolve rapidly, it is possible that we, our products or our platform may not be, or may not have been, compliant with each such applicable law or regulation.

Corporate Information

Pareteum Corporation, a Delaware corporation, was originally formed in 2001 as Elephant Talk Communications Corp. as a result of a merger between Staruni Corporation (USA, 1962) and Elephant Talk Limited (Hong Kong, 1994).

In December 2011, the Company moved its listing from the OTCBB to the NYSE MKT (now known as the NYSE American) and its stock began trading at that time under the ticker symbol “ETAK.”

Following approval at the Company’s 2016 annual stockholders’ meeting, the Company was rebranded and formally renamed to Pareteum Corporation and on November 3, 2016, the Company’s ticker symbol on the NYSE American was changed to “TEUM.” On October 23, 2018, the Company moved its listing to The Nasdaq Capital Market under its current ticker symbol “TEUM.” On November 10, 2020, Nasdaq notified the Company by letter that the Company’s common stock would be delisted and, accordingly, trading of the Company’s common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020 and prices for the Company’s common stock have since been quoted on the OTC Markets Group Inc.’s Pink Open Market.

Pareteum currently has offices in the United States of America, Spain, Bahrain, Indonesia, Germany, Belgium, the Netherlands and India and maintains a minor presence in other locations.

Pareteum®, the Pareteum logo, the strapline to “Connect Every Person and Every(Thing)™” and other trademarks or service marks of Pareteum, as well as those trademarks or service marks of the Artilium and iPass group companies, which appear in this Annual Report on Form 10-K/A are the property of Pareteum Corporation or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K/A are the property of their respective holders.

Acquisitions

Acquisition of Artilium

On October 1, 2018, the Company completed its previously announced acquisition of all of the outstanding shares of Artilium plc, a public limited company registered in England and Wales (“Artilium”) effected by a court-sanctioned scheme of arrangement between Artilium and the Artilium shareholders, whereby each Artilium ordinary shareholder received 0.1016 new shares of the Company’s common stock and 1.9 pence in cash (the “Artilium Acquisition”). In connection with the Artilium Acquisition, the Company issued an aggregate of 37,511,447 shares of the Company’s common stock to Artilium shareholders and cancelled 3,200,332 shares of common stock that were held by Artilium pre-acquisition. Following the Artilium Acquisition, Artilium has operated as a wholly-owned subsidiary of the Company, and Artilium’s direct subsidiaries operate as indirect subsidiaries of the Company, wholly-owned by Artilium. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communications services and applications.

Acquisition of iPass

On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “iPass Merger Agreement”) by and among the Company, iPass Inc. (“iPass”), and TBR, Inc., a wholly-owned subsidiary of the Company (“TBR”). Pursuant to the iPass Merger Agreement, TBR commenced an exchange offer (the “iPass Offer”) for all of the outstanding shares of iPass’ common stock, par value $0.0001 per share, for 1.17 shares of the Company’s common stock, together with cash in lieu of any fractional shares, without interest and less any applicable withholding taxes. The iPass offer and withdrawal rights expired at 5:00 p.m. New York City time on February 12, 2019, and promptly following such time TBR accepted for payment and promptly paid for all validly tendered iPass shares in accordance with the terms of the iPass Offer. In aggregate, the Company issued 9,867,041 shares of common stock to the iPass shareholders in March 2019. Prior to its acquisition by us, iPass was a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device.

Item 1A.  Risk Factors (Restated)

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all of your investment.

Risks Related to Our Business

The restatement of our previously issued financial statements contained in this Amendment No. 1 to our Annual Report for the year ended December 31, 2018 on Form 10-K/A and in an Annual Report on Form 10-K for the year ended December 31, 2019 we intend to subsequently file, may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on our stock price.

On October 21, 2019, our board of directors determined that the Company’s financial statements that were included in its annual report for the year ended December 31, 2018 and quarterly reports for the quarters ended March 31, 2019 and June 30, 2019 (collectively, the “Non-Reliance Periods”) should no longer be relied upon. Similarly, related press releases, earnings releases, and investor communications describing the Company’s financial statements for the Non-Reliance Periods should no longer be relied upon. This Amendment No. 1 to Annual Report on Form 10-K/A contains restated financial statements for the Non-Reliance Periods that occurred in the year ended December 31, 2018, including the interim periods within such year. We also intend to file an Annual Report on Form 10-K for the year ended December 31, 2019 that will contain restated financial statements for the Non-Reliance Periods that occurred during the year ended December 31, 2019.

As a result of this restatement and associated non-reliance on previously issued financial information, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. Likewise, the attention of our management team has been diverted by these efforts. In addition, we could also be subject to additional stockholder, governmental, regulatory or other actions or demands in connection with the restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price. In connection with the restatement of our financial statements for the Non-Reliance Periods, our management identified material weaknesses in our internal control over financial reporting, as described in Item 9A, “Control and Procedures” of this report. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Further, management determined that control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, management has concluded that management’s reports related to the effectiveness of internal and disclosure controls may not have been correct.

Our business may be adversely impacted by risks, or the public perception of the risks, related to the COVID-19 pandemic.

The outbreak of COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in a global economic downturn. As a response to the spread of COVID-19 many countries, including the United States, Great Britain and other jurisdictions in Europe, South America and the Middle East where we have employees, have been taking measures designated to limit the continued spread of COVID-19, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. Governments around the world have passed temporary emergency orders requiring all residents to remain in their homes along with limitations on which business are allowed to remain open and the number of workers allowed at each site. Although many of these orders have been partially lifted in certain jurisdictions, the effects of these indefinite travel restrictions and alternative working arrangements are unknown, may negatively impact the productivity of our employee base, and may have a negative effect on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.

While the full impact of the COVID-19 outbreak is unknown at this time, we are closely monitoring the developments and continually assessing the potential impact on our business. Our business may be adversely affected by the COVID-19 outbreak due to the following risks, any of which may lead to an adverse effect on our financial condition and results of operations:

•	a number of our employees may be infected and/or subject to quarantine periods and may be unable to perform their duties and our offices may be forced to operate with a reduced workforce and/or be forced to close under the temporary emergency regulations. This may lead to ineffective control over our business and a lower work efficiency, productivity and financial performance;

•	a reduced workforce, lack of international travel, and few face-to-face meetings with customers and potential customers may adversely affect our operations;

•	we may experience difficulties in collecting amounts due from customers, including major customers, due to a downturn in their financial condition; and

•	due to the pandemic, a significant number of our employees have moved to work from their homes and remotely access our IT networks. Such remote working mode creates the risk of attacking the end-point user stations, connection channels and gateways. These potential breaches of our security measures may harm our business.

Historically, a significant portion of our sales were conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this Annual Report, we do not yet know the extent of the negative impact on our ability to attract, serve or retain customers. Furthermore, as a result of uncertainty due to the COVID-19 pandemic, as well as general economic uncertainty and associated macroeconomic conditions, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.

The number of companies whose employees are working remotely as a result of the COVID-19 pandemic and the resulting government-ordered shutdowns has caused use of our platform to increase. If our data centers are unable to keep up with this increased usage, customers may experience delays or interruptions in service, which could result in the loss of customers who use our communications platform because of its reliability and performance.

Our independent auditor’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Based on our current projection of revenue, expenses, capital expenditures and cash flows, we will not have sufficient resources to fund our operations and meet the obligations specified in the documents governing our convertible financing for the next twelve months following the filing of this amended Annual Report. Our software platforms require ongoing funding to continue the current development and operational plans and we have a history of net losses. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the continued development of our software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of our services. In addition, other unanticipated costs may arise. As a result, we believe that additional capital will be required to fund our operations. To access capital to fund operations and or provide growth capital to meet the obligations in the note, we may need to restructure our convertible indebtedness and raise capital in one or more debt and/or equity offerings. However, there can be no assurance that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. Furthermore, the recent outbreak of the COVID-19 pandemic has significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. In particular, a decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. For these reasons, the audit report of our independent registered public accountants on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Our operations are subject to a broad range of complex and evolving laws and regulations. Because of our coverage in many countries, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject us to fines and penalties, damage our reputation, constitute a breach of our client agreements, impair our ability to obtain and renew required licenses, and decrease our profitability or competitiveness. If any of these effects were to occur, our operating results and financial condition could be adversely affected. Additionally, to serve our international markets, we maintain business entities in various jurisdictions around the world. Accordingly, we must maintain and operate these business entities in compliance with the applicable corporate, tax, employment and other laws of these various jurisdictions, which adds complexity to our operations. Our failure to maintain compliance with such laws and regulations could give rise to liabilities that could materially adversely affect our financial condition, results of operations and cash flows.

We may not be able to integrate new technologies and provide new services in a cost-efficient manner.

The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our profitability or the industry in general. Technological developments may reduce the competitiveness of our networks and our software solutions and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate anticipated revenue from such services.

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

Our software platforms require ongoing funding to continue the current development and operational plans and we have a history of net losses. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the continued development of our software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of our services. In addition, other unanticipated costs may arise. When our available cash and cash equivalents become insufficient to satisfy our liquidity requirements, or if and when we identify additional opportunities to do so, we will likely seek to sell additional equity or debt securities or obtain additional credit facilities.

Failure to obtain such adequate financing will substantially delay our development, slow down current operations, result in loss of customers and adversely impact our results of operations.  Additionally, the funds we need may not be available when we need them, on terms that are acceptable to us, or at all. Furthermore, the recent outbreak of the COVID-19 pandemic has significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to obtain additional funding. In particular, a decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Disruptions in our networks and infrastructure may result in customer dissatisfaction, customer loss or both, which could materially and adversely affect our reputation and business.

Our systems are an integral part of our customers’ business operations. It is critical for our customers that our systems provide a continued and uninterrupted performance. Customers may be dissatisfied by any system failure that interrupts our ability to provide services to them. Sustained or repeated system failures would reduce the attractiveness of our services significantly and could result in decreased demand for our services.

We face the following risks to our networks, infrastructure and software applications:

•	significant weather events can physically damage access lines;

•	power surges and outages, computer viruses or hacking, earthquakes, terrorism attacks, vandalism and software or hardware defects which are beyond our control; and

•	unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and/or incur expenses, and thereby adversely affect our business, revenue and cash flow.

Cybersecurity breaches and other disruptions could adversely affect our business, and could compromise our information and expose us to liability and reputational harm.

The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. Similarly, we could be subject to liability or our reputation could be harmed if technologies integrated into our products fail to prevent cyberattacks, or if our customers fail to safeguard the systems with security policies that conform to industry best practices. In addition, any cyberattack or security breach that affects a competitor’s product could lead to the negative perception that our products are similarly vulnerable to attacks or breaches.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property and proprietary and/or personally identifiable information of customers, partners, employees, and other third parties. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and precautions, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any hack or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, lead to reputational harm or loss of confidence in our products and services, all of which could adversely affect our business.

Integration of acquisitions ultimately may not provide the benefits originally anticipated by management and may distract the attention of our personnel from the operation of our business.

We strive to broaden our solutions offerings as well as to increase the number of subscribers hosted on our platforms, volume of voice and data that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. Strategic acquisitions in desired markets play a part of our growth strategy, and we may pursue additional acquisitions in the future to further strengthen our strategic objectives. Acquisitions of businesses and customer lists involve operational risks, including the possibility that an acquisition may not ultimately provide the benefits originally anticipated by management. Moreover, we may not be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating technologies and solutions, in migrating customer bases and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. For example, our recent acquisitions have led to the unexpected addition of a significant amount of aged accounts payable to our balance sheet. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities. Therefore, successful integration may not occur in light of these factors.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycle and strategic mobile partnership cycles with MNOs and other large enterprises. Our software platforms, outsourced solutions and value-added communication services, are relatively complex and their purchase may involve a significant commitment of mostly human capital, with attendant delays frequently associated with the allocation of substantial human resources and procurement procedures within an organization. The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, including as a result of the COVID-19 pandemic and the government shutdown orders that have been implemented in many jurisdictions around the world in an effort to slow the spread of the pandemic, our typical sales cycle may lengthen, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales and strategic mobile partnership cycle could reduce growth in our revenue in the future, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Because most of our business is conducted outside the U.S., fluctuations in foreign currency exchange rates versus the U.S. Dollar could adversely affect our results of operations.

Currently most of our net revenue, expenses and capital expenditures are derived and incurred from sales and operations outside the U.S., whereas the reporting currency for our consolidated financial statements is the U.S. Dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country, making the Euro the predominant currency in which our business is conducted. Considering the fact that most income and expenses are not subject to relevant exchange rate differences, it is only at a reporting level that the translation needs to be made to the reporting unit of USD. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the U.S., and changes in exchange rates have had and may continue to have a significant, and potentially distorting effect (either negative or positive) on the reported results of operations, not necessarily being the result of operations in real terms. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the USD/Euro exchange rates.

We historically have not engaged in hedging transactions since we primarily operate in same currency countries, currently being the Euro (“EUR”). However, the operations of affiliates and subsidiaries in non-US countries have been funded with investments and other advances denominated in foreign currencies and more recently in USD. Historically, such investments and advances have been long-term in nature, and we have accounted for any adjustments resulting from currency translation as a charge or credit to Accumulated other comprehensive loss within the Stockholders’ Equity section of our Consolidated Balance Sheets. Although we have not engaged in hedging so far, we continue to assess on a regular basis the possible need for hedging.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

Our services related to cloud-based communications software and information systems, outsourced solutions and value-added communication services are subject to competitive pressure, and we expect competition to continue to increase. We compete with telecom solution providers, independent software and service providers and the in-house IT and network departments of communications companies as well as firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, land-line and mobile services, cable, satellite and service bureaus) and companies that offer software systems in combination with the sale of network equipment. Also, in this more fragmented market, larger players exist with associated advantages described earlier which we need to compete against.

We believe that our ability to compete depends on several factors, including:

•	the development by others of software products that are competitive with our products and services;

•	the price at which others offer competitive software and services;

•	the ability to make use of the networks of mobile network operators;

•	the technological changes of telecommunication operators affecting our ability to run services over their networks;

•	the ability of competitors to deliver projects at a level of quality that rivals our own;

•	the responsiveness of our competitors to customer needs; and

•	the ability of our competitors to hire, retain and motivate key personnel.

A number of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition. Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties. Many of our competitors are also able to offer service at lower prices than we are, forcing us to match their prices in response. This negatively affects our gross margins and financial results of operations. If we fail to effectively compete, we may experience lower revenues and/or net income, which could materially and adversely affect our financial condition, results of operations and cash flows.

Our positioning in the marketplace as a smaller provider places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

Our positioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this position effectively, we must continue to implement and improve our operational and financial systems and controls, invest in development and engineering, critical systems and network infrastructure to maintain or improve our service quality levels, purchase and utilize other systems and solutions, and train and manage our employee base. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, sales and marketing and administrative resources.

For instance, we may encounter delays or cost overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

We need to grow our business and revenue in order to achieve profitability.

We need to expand our network to maintain and grow our business and revenue. If we fail to expand and maintain an effective sales force or successfully develop our relationships with new customers, our business, prospects and brand may be materially and adversely affected. We cannot assure you that we will be able to successfully grow our client base or expand the number of services provided to them. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected, which could prevent our revenues from covering our fixed costs and deny the Company operating leverage, delaying the date at which we achieve profitability. Accordingly, if we do not grow our revenue and business, we will not achieve profitability in the near term, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows and the trading price of our common stock.

We could suffer adverse tax and other financial consequences if U.S. or foreign taxing authorities do not agree with our interpretation of applicable tax laws.

Our corporate structure is based, in part, on assumptions about the various tax laws, including withholding tax, and other relevant laws of applicable non-U.S. jurisdictions. Foreign taxing authorities may not agree with our interpretations or reach different conclusions. Our interpretations are not binding on any taxing authority and, if these foreign jurisdictions were to change or to modify the relevant laws, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our corporate structure materially impaired. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our management has identified material weaknesses in our internal control over financial reporting, that, if not remediated, or if we identify additional material weaknesses or other adverse findings in the future, may not allow us to be able to report our financial condition or results of operations accurately or timely, which may result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II, Item 9A, Controls and Procedures, of this Annual Report, our management identified material weaknesses in internal controls related to:

(i)	entity level controls were not effective due to certain executive management “tone at the top” issues which contributed to an ineffective control environment and to deficiencies aggregating to material weaknesses.

(ii)	insufficient experienced resources to complete the documentation of internal control assessment;

(iii)	ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process;

(iv)	the accurate and timely recognition of revenue leading to the premature or inaccurate recognition of revenue for certain customer transactions in 2018, impacting Revenues, Cost of Revenues, Operating Income, Net Loss, Accounts Receivable and other Balance Sheet line items;

(v)	accounting for equity and incorrect recognition of stock-based compensation expense for restricted stock awards granted to employees and non-employees over appropriate vesting periods impacting line items on the Statement of Comprehensive Loss and;

(vi)	valuation of fixed assets due to using a historical exchange rate for purchases to eliminate exchange rate fluctuations, impacting Property and equipment, net, and Accumulated other comprehensive loss.

(vii)	proper purchase accounting treatment for a business combination achieved in stages in the acquisition of Artilium, resulting in adjustments to Goodwill with a corresponding Gain on equity investment.

As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. As described in Part II, Item 9A, Controls and Procedures, of this Annual Report, we are implementing remedial measures that we believe will effectively remedy the material weakness. If we are unable to remediate the material weakness timely and sufficiently, or are otherwise unable to maintain effective internal controls over financial reporting, we could suffer future material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject regulatory investigations, civil or criminal sanctions and class action litigation.

We must attract and retain skilled personnel. If we are unable to hire and retain technical, technical sales and operational employees, our business could be harmed.

Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We need software development specialists with in-depth knowledge of a blend of IT and telecommunications or with a blend of security and telecom. We intend to hire additional necessary employees, including software engineers, communication engineers, project managers, sales consultants, employees and operational employees, on a permanent basis. The competition for qualified technical sales, technical, and managerial personnel in the communications and software industry is intense in the markets where we operate, and we may not be able to hire and retain sufficient qualified personnel. In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations. Volatility in the stock market and other factors could diminish our use, and the value, of our equity awards as incentives to employees, putting us at a competitive disadvantage or forcing us to use more cash compensation.  Accordingly, our failure to attract and retain skilled personnel may materially and adversely affect our financial condition, results of operations and cash flows.

If we are not able to use and protect our intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property internationally. We rely on a combination of patents, copyright, trade secrets and confidentiality, trademarks and licenses to protect our intellectual property. There is limited protection under patent law to protect the source codes we developed or acquired on our platform. The copyright and know-how protection on which we rely may not be sufficient. Our granted patents and pending patent applications may be challenged. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. The technology licensed by us may not continue to provide competitive features and functionality. Licenses for technology currently used by us or other technology that we may seek to license in the future may not be available to us on commercially reasonable terms or at all.

We are dependent on one significant customer for our businesses and the loss of this customer could have an adverse effect on our business, results of operations and financial condition.

For the years ended December 31, 2019 and 2018, we had one significant customer which accounted for 20% and 64% of our revenue, respectively. Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods. Additionally because many of our other customers produce net losses for us, the loss, or reduction in services to this significant customer or other discontinuation of their relationship with us for any reason, or if this significant customer reduces or postpones purchases that we expect to receive, it could have an adverse impact on our business, results of operations and financial condition.

Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

We intend to continue to make investments in research and development and product development in seeking to sustain and improve our competitive position and meet our customers’ needs. These investments currently include streamlining our suite of software functionalities, including modularization and improving scalability of our integrated solutions. To maintain our competitive position, we may need to increase our research and development investment, which could reduce our profitability and cash flows, thereby causing a material and adverse effect on our financial condition and results of operations. In addition, we cannot assure you that we will achieve a return on these investments, nor can we assure you that these investments will improve our competitive position or meet our customers’ needs.

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

We, and certain of our directors and current and former officers, have been named as parties to various lawsuits and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

A number of lawsuits have been filed against us, including securities class action complaints. If these matters cannot be resolved expeditiously, management's attention may be diverted to this matter and there can be no assurance that the litigation would be settled.  If the current litigation proceeds or if additional claims are filed, the legal and other costs associated with the defense of these actions and their ultimate outcomes could have a material adverse effect on our business, financial condition and results of operations.  While we expect insurance to cover many of the costs associated with defending such litigation, insurance coverage may be insufficient and could require a diversion of our resources.  There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

Although we have directors and officers liability insurance, such insurance may be insufficient to cover the liabilities incurred under all claims and any claims against us may result in our incurring substantial costs and a diversion of resources.

Although we have directors and officers liability insurance, the coverage under such policies may be insufficient to cover any claim, including the claims pending against us and certain of our directors and officers resulting from the restatement of our financial statements (see “Item 3. Legal Proceedings”). Because we also have obligations to indemnify our current and former officers and directors under our governing documents, liabilities in excess of the limits of our insurance policies that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. Such expenses could have a material impact on the Company’s financial condition, results of operations and cash flows.

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

Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet and mobile services. If we are unable to grow and operate a cost-effective network for our customers, our business may fail to grow or decline, which would have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Capital Stock

Covenant restrictions in our debt instruments may limit our flexibility to operate and grow our business, and if we are not able to comply with such covenants, our lenders could accelerate our indebtedness, proceed against certain collateral or exercise other remedies, which could have a material adverse effect on us.

On June 8, 2020, we closed the issuance of $17.5 million aggregate principal amount of our Senior Secured Convertible Notes due 2025 (the “2020 Note”) under the terms of a securities purchase agreement, also dated as of June 8, 2020 (together with the 2020 Note, the “Note Facility”). The covenants in the Note Facility documents contain a number of provisions that impose operating and financial restrictions which, subject to certain exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness, pay dividends or make distributions or redeem or repurchase our securities, make certain investments, grant liens on assets, sell or dispose of any material assets; and acquire the assets of, or merge or consolidate with, other companies. Additionally, the Note Facility documents contain affirmative covenants that require to us take, and have taken by certain dates, specific actions, some of which have not been satisfied by the dates required, including (i) us filing our restated financial statements with the SEC on or prior to October 31, 2020,  (ii) after October 31, 2020, our timely filing subsequent quarterly reports on Form 10-Q with the SEC and (iii) us maintaining the listing of our common stock on the Nasdaq Stock Market. As a result, on December 1, 2020, we entered into a forbearance agreement with the holder of the 2020 Note under which we admitted that we were in default of several obligations and such holder acknowledged such defaults and agreed not to exercise any right or remedy under the Note Facility documents, including its right to accelerate the aggregate amount outstanding under the 2020 Note, until the earlier of December 31, 2020, the date of any new event of default or the initiation of any action by the Company to invalidate any of the representations and warranties made in such forbearance agreement.

Complying with these covenants, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or working capital needs or to take advantage of future business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. If we do not maintain and regain compliance with our continuing obligations or any covenants, terms and conditions of the Note Facility, after the expiration of the forbearance agreement, we could be in default and required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. In the case of an event of default, we may not have sufficient funds available to make the required payments under the Note Facility. If we are unable to repay amounts owed under the terms of our Note Facility, the lenders thereunder may choose to exercise their remedies in respect to the collateral, including a foreclosure of their lien which may result in a sale of certain of our assets to satisfy our obligations under the Note Facility.

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

As of September 30, 2020, there are (i) 8,123,284 shares of common stock that may be issued upon the exercise of outstanding options, 52,462,384 shares of common stock that may be issued upon the exercise of outstanding warrants and 29,1666,667 shares of common stock that may be issued upon the conversion of outstanding convertible indebtedness. Options are exercisable at exercise prices between $3.71 and $62.50 and the warrants are exercisable at exercise prices between $0.37 and $5.38. Accrued interest owed on the 2020 Note may also be paid in the form of shares of our common stock from time to time. If and when these securities are exercised or converted into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any subsequent sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

Our common stock is quoted on the OTC Markets Group Inc.’s Pink Open Market which may have an unfavorable impact on our stock price and liquidity.

On November 10, 2020, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that, because of the Company’s failure to satisfy the conditions to the exception to Nasdaq’s listing standards granted by the Nasdaq Hearings Panel, our common stock would be delisted, and trading of our common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020. After trading of the Company’s common stock was suspended by Nasdaq, prices for our common stock began being quoted on the OTC Markets Group Inc.’s Pink Open Market (the “Pink Sheets”). The Pink Sheets is a significantly more limited market than Nasdaq or the New York Stock Exchange. The quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future on favorable terms, or at all.

Because our common stock is no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states which impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our common stock for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees.

In addition, our common stock may be classified as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected and could have a long-term adverse impact on our ability to raise capital in the future on favorable terms, or at all.

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

Our office in the United States is located at 1185 Avenue of the Americas, 37th Floor, New York, NY 10036. We lease this space pursuant to a lease which continues month to month. Our Pareteum office in The Netherlands is located at Hornweg 7, 1432 GD Aalsmeer, The Netherlands, wherefore the contract is automatically renewed every 6 months.

The Artilium Dutch office is located at Soesterberg, Laan Blussé van oud Alblas 2a where we lease 500 square meters until December 31, 2020. Our Artilium Belgian offices are located at Bruges, Vaartdijkstraat 19 where we lease 580 square meters. The contract continues month by month and can be terminated with a 6-month notice. The main office is located at Rotselaar, Wingepark 5b for which we lease 269 square meters until August 2025. The contract can be terminated every 3-year period with a 6-month notice. We rent a shop in Lommel, Michiel Jansplein 28, of 50 square meters. The contract can be terminated every 3-year period (first period ending December 31, 2019) with a 6-month notice. The Indonesian office for Artilium is located at the IB Building 4th floor, Jalang Imam Bonjol 163, 50132, Semarang. We rent 33 square meters which continues year by year with a 1-month notice. The German office for Artilium is located at Lubeck, Maria-Goeppert Street 7. We lease 155 square meters which continues month by month and can be terminated with a 9-month notice.

In Spain we currently rent office space for Pareteum at Paratge Bujonis, 17220 Sant Feliu de Guixols, (Girona) Spain. This contract continues on a month to month basis. In addition, the Company rents office space at Av. Dr. Severo Ochoa 36, 28100 Alcobendas, (Madrid) Spain. This contract also continues on a month to month basis. The Company rents office space in Lehmedeh, Bahrain pursuant to a contract that is valid until December 2019. iPass currently leases approximately 25,000 square feet of space for iPass’s headquarters in Redwood Shores, California. iPass signed a lease renewal effective May 1, 2015, that expires in January 2020. iPass also leases sales and support offices abroad in EMEA and Asia Pacific.

We also rent space for our telecom switches, servers and IT platforms at data centers (“co-locations”). The various co-location spaces include: Amsterdam, Madrid, Barcelona, Oostkamp, Tongeren and other locations where our telecommunications equipment is located.

We believe the facilities currently under rent are adequate for our present activities and those additional facilities are available on competitive market terms to provide for such future expansion of our operations as may be warranted.

Item 3.   Legal Proceedings (Restated)

We are involved in various claims and lawsuits incidental to our business.  In the opinion of management, other than those matters set forth below, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

SEC Subpoenas. As previously disclosed, the Audit Committee of the Company’s board of directors conducted an internal investigation into the source of the accounting errors causing the restatement. As a result of this investigation, the Company has instituted, and will continue to implement and evaluate, additional remedial measures and internal controls to ensure that it has the right processes, people and discipline in place.

Sec Investigation. August 2019 and February 2020, the SEC issued the Company subpoenas requiring the production of documents related to, among other things, the Company’s recognition of revenue, practices with certain customers, and internal accounting controls. The SEC investigation is ongoing and the Company and the SEC staff are engaged in preliminary discussions regarding a potential resolution of the investigation. We express no opinion as to the outcome of this matter.

In re Pareteum Securities Litigation is the consolidation of various putative class actions that were filed in the United States District Court for the Southern District of New York. The court consolidated the actions on January 10, 2020 and named the Pareteum Shareholder Investor Group as the Lead Plaintiff. The Lead Plaintiff is asserting claims on behalf of purported purchasers and/or acquirers of Company securities between December 14, 2017 and October 21, 2019. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Denis McCarthy, Dawson James Securities Inc., and Squar Milner (“Defendants”). The Lead Plaintiff alleges that Defendants caused the company to issue certain materially false or misleading statements in SEC filings and other public pronouncements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12 and 15 of the Securities Act of 1933. Lead Plaintiff seeks to recover compensatory damages with interest for itself and the other class members for all damages sustained as a result of Defendants’ alleged wrongdoing and reasonable costs and attorney’s fees incurred in the case.

Miller ex rel. Pareteum Corporation v. Victor Bozzo, et al. was filed on February 28, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff William Miller (“Plaintiff”), derivatively on behalf of Nominal Defendant, the Company, against certain officers and directors of Pareteum, including Victor Bozzo, Laura Thomas, Yves van Sante, Luis Jimenez-Tunon, Robert Lippert, Robert H. Turner, Edward O’Donnell, and Denis McCarthy (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff all costs and expenses incurred in pursuing the claims.

Zhang ex rel. Pareteum Corporation v. Robert H. Turner, et al. was filed on May 26, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Wei Zhang (“Plaintiff”), derivatively on behalf of Nominal Defendant, the Company, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tunon, Robert Lippert, Laura Thomas, and Yves van Sante (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff all costs and expenses incurred in pursing the claim.

Shaw ex. rel. Pareteum Corporation v. Luis Jimenez-Tunon, et al. was filed on July 10, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Michael Shaw (“Plaintiff”), derivatively on behalf of Nominal Defendant, the Company, against certain officers and directors of Pareteum, including Luis Jimenez-Tunon, Robert Lippert, Yves Van Sante, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, and Laura Thomas (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, and awarding Plaintiff all costs and expenses incurred in the Shaw Action.

In re Pareteum Corporation Stockholder Derivative Litigation (the “Delaware Derivative Action”) is a consolidated action that was originally filed in the United States District Court for the District of Delaware and joins several related derivative actions. Specifically, on April 3, 2020, the District Court consolidated related suits brought by stockholders Edward Hayes, Juanita Silvera, and Brad Linton (“Plaintiffs”), derivatively on behalf of Nominal Defendant, the Company, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Laura Thomas, Victor Bozzo, Luis Jimenez-Tunon, Robert Lippert, Rob Mumby and Yves Van Sante (the “Individual Defendants”). Plaintiffs in the related actions have alleged that the Individual Defendants caused Pareteum to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiffs allege that as a result of the Individual Defendants’ misconduct, they are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, and gross mismanagement. Plaintiffs seek a judgment (1) declaring that the Individual Defendants breached their fiduciary duties and/or aided and abetted the breach of their fiduciary duties; (2) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty and violations of federal securities laws; (3) ordering that the Individual Defendants disgorge any performance-based compensation that was received during, or as a result of, the Individual Defendants’ breaches of fiduciary duty; (4) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (5) granting appropriate equitable or injunctive relief to remedy the Individual Defendants’ breaches of fiduciary duties and other violations of laws; (6) awarding Pareteum restitution from the Individual Defendants; and (7) awarding Plaintiff all costs and expenses incurred in the Related Suits and Delaware Derivative Action. On July 22, 2020, this action was transferred to the United States District Court for the Southern District of New York. Since that transfer, a docket has not yet been opened in the Southern District of New York and Plaintiffs have yet to file a complaint.

Sabby Volatility Warrant Master Fund, Ltd. v. Pareteum Corp., et al., No. 19-cv-10460 (S.D.N.Y.) (the “Section 11 Action”), is an action brought under Section 11 of the Securities Act of 1933 by an investor, Sabby Volatility Master Fund, Ltd. (“Plaintiff”), against the Company, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Robert Lippert, Yves Van Sante, and Luis Jimenez Tunon (collectively, the “Defendants”). It was filed on Nov. 11, 2019. Plaintiff alleges that Defendants caused the company to issue false or misleading statements in a Registration Statement filed with the Securities Exchange Commission. As a result of the alleged misconduct, Plaintiff claims that Defendants are liable for violations of Section 11 of the Securities Act, breaches of a Securities Purchase Agreement (the “SPA”) entered into between Plaintiff and Pareteum, and contractual indemnification allegedly owed to Plaintiff under the SPA. Plaintiff seeks monetary damages and/or rescission of the SPA, and indemnification by Pareteum for any losses resulting from its alleged breach of the SPA, including costs and expenses incurred in connection with the Section 11 Action.

Artilium Africa, LLC et al. v. Artilium, PLC et al.; ICDR Case No. 01-19-0003-1680 and Artilium Africa, LLC and Tristar Africa Telecom, LLC v. Pareteum Corporation are related matters arising out of the same dispute. The former matter is an arbitration filed with the International Center for Dispute Resolution on October 1, 2019 alleging that Artilium Group Limited, a subsidiary of Pareteum Corporation formerly known as Artilium PLC (“Artilium”), breached an Operating Agreement relating to a joint venture called Artilium Africa formed by Artilium Green Globe Services LLC and Tristar Africa Telecom, LLC (“Tristar”) to provide mobile data, cloud, and telecommunications services throughout Africa. The Claimants in the ICDR arbitration are seeking $30 million. The latter matter is a civil case filed on October 10, 2019 in the United States District Court for the District of Delaware. The Plaintiffs in the Delaware case allege that Pareteum Corporation tortuously interfered with Tristar’s contract with Artilium in order to enter into the same type of agreement with Artilium. The Plaintiffs are seeking $150,000 in damages.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (Restated)

Our common stock was listed on the Nasdaq Capital Market, and traded under the symbol “TEUM.” On November 10, 2020, Nasdaq notified us by letter that our common stock would be delisted and, accordingly, trading of our common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020 and prices for our common stock have since been quoted on the OTC Markets Group Inc.’s Pink Open Market.

As of October 31, 2020, we had approximately 3,751 recorded holders of our common stock.

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise prices of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2008 Plan (1):	203,266	$10.74	843,781
	2017 Plan (2):	3,941,103	$1.00	(648,014)
	2018 Plan (3):	1,000,000	$-	5,732,088
Equity compensation plans not approved by security holders		-	$-	-
Total		5,144,369		5,927,855

(1)	Relates to the 2008 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2008 Plan”). The Company filed a registration statement on Form S-8 with the SEC on July 11, 2008 to register the offering and sale of the shares of common stock underlying the awards issued under the 2008 Plan. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 200,000 to 920,000, during 2013 the stockholders approved an increase from 920,000 to 1,840,000 and during 2014 an increase of the total number of shares available under the 2008 Plan from 1,840,000 to 2,240,000.

(2)	Relates to the 2017 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2017 Plan”). The stockholders approved 6,500,000 shares to be issued under the 2017 Plan, the offer and sale of 3,500,000 of which were registered under a registration statement on Form S-8 filed by the Company with the SEC on June 14, 2017 and the offer and sale of 3,000,000 of which shares were registered under a registration statement on Form S-8 filed by the Company with the SEC on April 13, 2018. Due to administrative error, the Company issued options exercisable for 648,014 more shares of common stock than were approved under the 2017 Plan. Accordingly, the Company expects to amend the 2017 Plan and register the issuance of the excess shares with the SEC prior to the exercise of such excess options.

(3)	Relates to the 2018 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2018 Plan”). The Company filed a registration statement on Form S-8 with the SEC on October 10, 2018 to register the offering and sale of the shares of common stock underlying the awards issued under the 2008 Plan. The shareholders approved 8,000,000 common shares to be issued under the 2018 Plan, of which 8,000,000 were registered under the S-8. During 2018, 1,267,912 common shares have been issued at zero cost to certain executives.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2018, in transactions that were not registered under the Securities Act. The issuance of such securities was made in transactions exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

During the Company’s first quarter ended March 31, 2018, the Company issued 47,937 unregistered shares of common stock in connection with the receipt of certain financial services, and 30,000 unregistered shares of common stock in connection with the receipt of certain investor relations services.

During the Company’s second quarter ended June 30, 2018, the Company issued 13,400 unregistered shares of common stock in connection with the receipt of certain consulting services, and 45,000 unregistered shares of common stock in connection with the receipt of certain investor relations services.

During the Company’s third quarter ended September 30, 2018, the Company issued 31,250 unregistered shares of common stock in connection with the receipt of certain advisory services.

During the Company’s fourth quarter ended December 31, 2018, the Company issued 39,750 unregistered shares of common stock in connection with a certain settlement arrangement.

Item 6.  Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K/A. In addition to historical consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Risk Factors” in Part I, Item 1A of this Form 10-K/A and “Cautionary Statement Regarding Forward-Looking Statements” in the forepart of this Form 10-K/A.

Business Overview

Pareteum Corporation (OTC: TEUM) is a growth oriented cloud software communications platform company with a mission - to Connect Every Person and Every(Thing) ™. Pareteum’s goal is to unleash the power of applications and mobile services, bringing secure, ubiquitous, scalable, and seamlessly available voice, video, SMS/text messaging, and data services to our customers, making worldwide communications services easily and economically accessible to everyone. By harnessing the value of our cloud communications platform, Pareteum serves enterprises, communications service providers, early-stage innovators, developers, IoT and telecommunications infrastructure providers.

Pareteum integrates a variety of disparate communications methods and services and offers them to customers and application developers, allowing communications to become a value-added service. The vast majority of our platform is comprised of our self-developed software and intellectual property, which provides our customers with flexibility in how they use our products and allows us to be market driven going forward. We have approximately 73 patents granted in relation to techniques and processes which support our cloud software and communications platform solutions. Our platform services partners (technologies integrated into our cloud) include: HPE, IBM, Sonus, Oracle, Microsoft, NetNumber, Affirmed and other world-class technology providers.

The Pareteum cloud communications platform targets large and growing sectors from IoT, Mobile Virtual Network Operators (MVNO), Smart Cities, and Application developer markets - each in need of mobile platforms, management and connectivity. These sectors need Communications-Platform-as-a-Service (CPaaS), which Pareteum delivers. Our vision is to empower Communication Service Providers, Enterprises and Developers to simply create and control their own wireless communications products and experiences through our powerful combination of software, services and global connectivity.

Pareteum Corporation, a Delaware corporation, was originally formed in 2001 as Elephant Talk Communications Corp. as a result of a merger between Staruni Corporation (USA, 1962) and Elephant Talk Limited (Hong Kong, 1994). Since 2016, our name has been Pareteum Corporation and our common stock is listed on the Nasdaq Capital Market under the ticker symbol “TEUM.” On November 10, 2020, Nasdaq notified the Company by letter that the Company’s common stock would be delisted and, accordingly, trading of the Company’s common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020.

Coronavirus Pandemic

In March 2020, COVID-19 began spreading across the globe and was declared a pandemic by the World Health Organization; the President of the United States declared this a national emergency. The economic effects of the pandemic and resulting social changes are not predictable.  There are a number of uncertainties arising from COVID-19 that could impact our operating results: the effectiveness of COVID-19 mitigation measures, the duration of the pandemic, and the effect on global economic conditions. Likewise, business operational changes, work from home, school from home and shop from home all impact consumer confidence and the availability of supply chain to support these activities. We expect operating and financial results to continue to be adversely impacted by COVID-19 for the duration of the pandemic.

We see an increase in usage consumption, particularly for messaging and consumer mobile services. However, our products and services for customers in the travel and hospitality industries remain negatively impacted. We expect volatility in customer demand and consumption habits as the pandemic continues, and we may experience constrained supply or curtailed customer demand that could adversely impact our operations. Specifically, we see slowed sales cycles, including customers and prospective customers delaying contract signatures or renewals. Customers in the pipeline are uncertain and may minimize commitments related to the products and services that we offer.

Restatement and Revision of Previously Issued Financial Statements

As described in Note 1, “Restatement” to our audited consolidated financial statements contained elsewhere in this amended Annual Report, we restated our audited financial statements as of December 31, 2018 and for the year then ended. The impact of the restatement is reflected in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). We have also restated certain unaudited quarterly results related to the three months ended March 31, 2018, the three and six months ended June 30, 2018 and the three and nine months ended September 30, 2018. This MD&A also gives effect to these quarterly restatement adjustments to our previously filed Forms 10-Q. For additional discussion regarding the quarterly restatement, see Note 27, Unaudited Quarterly Data (Restated) to the Notes to our consolidated financial statements included in this amended Annual Report under the caption Item 8, “Financial Statements and Supplementary Data.”

Delisting of the Company’s Common Stock

On November 5, 2020, the Company notified the Nasdaq Hearings Panel that it would not be able to file its Quarterly Report on Form 10-Q for the period ended September 30, 2019, its amended Annual Report on Form 10-K/A for the year ended December 31, 2018, its Annual Report on Form 10-K for the year ended December 31, 2019 or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 by November 9, 2020, the date by which the Hearings Panel had required the Company to make such filings in order for the Company’s common stock to remain listed on Nasdaq.

In response to the Company’s notice to Nasdaq that it would not satisfy the conditions to the exception to the listing requirements granted by the Hearing Panel, Nasdaq notified the Company by letter dated November 10, 2020 that the Company’s common stock would be delisted, and trading of the Company’s common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020. Since the trading of the Company’s common stock was suspended by Nasdaq, prices for our common stock have been quoted on the OTC Markets Group Inc.’s Pink Open Market.

Results of Operations

Although the majority of our business activity is carried out in Euros, we report our financial statements in U.S. dollars (“USD”). The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. These fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses which are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities.

The following table shows the USD equivalent of the major currencies used to translate our financial results for the year ended December 31, 2018 and 2017:

	USD
	Equivalent
	2018	2017
Euro	1.18102	1.13002
British Pound	1.33501	1.28873

Our results of operations for the periods presented were as follows:

	Year Ended December 31,
	2018	2017	Change Increase(decrease)
	(as restated)
REVENUES	$20,257,605	$13,547,507	$6,710,098

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	10,054,030	3,683,609	6,370,421
Product development	3,082,956	1,479,587	1,603,369
Sales & Marketing	3,197,406	1,575,069	1,622,337
General & administrative	17,329,163	10,097,027	7,232,136
Restructuring and acquisition costs	7,259,561	966,292	6,293,269
Depreciation and amortization	5,427,029	4,533,109	893,920
Total cost and operating expenses	46,350,145	22,334,693	24,015,452

LOSS FROM OPERATIONS	(26,092,540)	(8,787,186)	17,305,354

Interest income	184,511	172,253	12,258
Interest expense	(308,742)	(1,654,418)	(1,345,676)
Interest expense related to debt discount and conversion feature	(184,308)	(3,408,735)	(3,224,427)
Changes in derivative liabilities	1,283,914	794,691	489,223
Gain on extinguishment of debt	-	163,835	(163,835)
Gain on equity investment	6,370,787	-	6,370,787
Other income	577,537	705,140	(127,603)
Amortization of deferred financing costs	(28,711)	(341,354)	(312,643)
Total other income/ (loss)	7,894,988	(3,568,588)	11,463,576

LOSS BEFORE PROVISION FOR INCOME TAXES	(18,197,552)	(12,355,774)	5,841,778
(Benefit) provision for income taxes	(173,918)	107,205	281,123
NET LOSS	(18,023,634)	(12,462,979)	5,560,655

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(199,971)	(1,219,782)	1,019,811
COMPREHENSIVE LOSS	$(18,223,605)	$(13,682,761)	$4,540,844

Comparison of Years Ended December 31, 2018 and 2017

Revenue

We generate revenues primarily from our mobile and security solutions and other platform and professional services. Our mobile and security solutions are hosted software solutions that generate hosting and subscription revenue. We also offer customer support and professional services related to implementing and supporting our suite of applications. We offer managed services and bundled services for our mobile solutions services. Managed service revenues are recognized monthly based on an average number of end users managed and is calculated based on a pre-determined service fee per user. For bundled services, we provide both network administration as well as mobile airtime management services. Bundled service revenue is recognized monthly based on an average number of end users of managed and mobile air-      time usage, calculated based on a pre-determined service fee. We also earn revenue from telecommunications services we offer, which revenue is based on a pre-determined rate and number of user minutes and calls that we manage in a given month. We also earn revenue from professional services, including consulting services to support business process mapping, configuration, data migration, integration and training.

The following table presents our revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2018
	(as restated)	2017
Monthly Service	$19,170,276	$12,540,377
Installation and Software Development	1,087,329	1,007,130
Total revenues	$20,257,605	$13,547,507

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers.

	Years Ended
	December 31,
	2018
	(as restated)	2017
Europe	$18,752,751	$12,428,942
Other geographic areas	1,504,854	1,118,565
Total revenues	$20,257,605	$13,547,507

Our total revenues for the year ended December 31, 2018 were $20,257,605, an increase of $6,710,098, or 50%, compared to $13,547,507 for the year ended December 31, 2017. This increase was mainly due to the Company’s focus on growing the mobile managed services portion of the business which accounted for $13,677,179 of revenue for the full year of 2018, which was 68% of the total revenue for that year. Additionally, our newly acquired subsidiary, Artilium, contributed $5,171,680 of revenues in the fourth quarter of 2018.

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

Cost of revenues for the twelve-month period ended December 31, 2018 was $10,054,030, an increase of $6,370,421, or 173%, compared to $3,683,609 for the twelve-month period ended December 31, 2017. The increase in 2018 was primarily due to higher costs related to volume growth and business acquisition of Artilium of $2,776,715 in 2018. Our gross margin may be affected based on the mix of volume in our customer base.

Product Development

Product development expenses consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the twelve-month periods ended December 31, 2018 and 2017, the Company capitalized $1,282,054 and $661,605, respectively. The Artilium acquisition had no material effect on the 2018 capitalized software cost.

Product development expenses for the twelve months ended December 31, 2018 and 2017 were $3,082,956 and $1,479,587, respectively, an increase of $1,603,369, or 108%, because of increased development on new products and newly acquired customers, as well as the acquisition of Artilium. We expect our product development expenses will continue to increase; however, the rate of increase is contingent upon on our mix of products and customers.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the twelve months ended December 31, 2018 and 2017 were $3,197,406 and $1,575,069, respectively, an increase of $1,622,337, or 103%. The increase was due to additions to the sales force as well as the inclusion of the Artilium sales and marketing expenses in 2018.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the twelve months ended December 31, 2018 and 2017, were $17,329,163 and $10,097,027, respectively, an increase of $7,232,136, or 72%.  $7,711,885 of the increase resulted primarily from increased non-cash compensation, staff-related costs and the addition of Artilium. In 2019, the Company worked to decrease the compensatory costs from Artilium through identified synergies as a result of the acquisition.

Restructuring and Acquisition Costs

Restructuring charges for the twelve months ended December 31, 2018 and 2017 were $214,335 and $966,292, respectively, a decrease of $751,957 or 78%. The acquisition costs for the twelve months ended December 31, 2018 were $7,045,226 related to our acquisition of Artilium. There were no acquisition costs in 2017. The restructuring plan from which the restructuring charges arose, which commenced in the fourth quarter of 2015, was designed to align actual expenses and investments with current revenues and continued after the acquisition of Artilium.

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

For the years ended December 31, 2018 and 2017, we recognized share-based compensation expense of $6,782,759 and $4,289,033, respectively, an increase of $2,493,726 or 58%. This increase was driven by increased awards to the executive team as a result of the successful acquisition, as well as the inclusion of new executives from the Artilium business.

In the following table we show the allocation of share-based compensation according to functions in the Consolidated Statements of Comprehensive Loss:

	December 31,	December 31,
	2018	2017
	(as restated)
Cost of revenues (excluding depreciation and amortization)	$83,821	$70,025
Product Development	150,396	74,148
Sales and Marketing	471,522	207,735
General and Administrative	6,077,020	3,937,125
Total	$6,782,759	$4,289,033

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2018 was $5,427,029, an increase of $893,920, or 20%, compared to $4,533,109 for the same period in 2017. The increase is due to a full year of depreciation on the assets capitalized in 2017 and incremental depreciation on capitalized assets and intangible assets for 2018.

Interest Income and Expense

Interest income for the twelve-month period ended December 31, 2018 was comparable to the prior year.

Interest expense for the twelve-month periods ended December 31, 2018 and 2017, was $308,742 and $1,654,418, respectively, a decrease of $1,345,676 or 81%, primarily as a result of the payoff in December 2017 of the senior secured debt.

Interest Expense Related to Debt Discount and Conversion Feature

For the twelve-month periods ended December 31, 2018 and 2017, interest expenses related to debt discount and conversion feature were $184,308 and $3,408,735, respectively, a decrease of $3,224,427, or 95%.

The decrease in the twelve-month periods ended December 31, 2018, compared to 2017 was mainly caused by the accelerated amortization as a result of the repayment of the senior secured debt in 2017.

Changes in Fair Value of Derivative Liabilities

Change in Fair Value of Conversion Feature and Warrant Liability

On December 18, 2015, the Company consummated an initial closing and on March 14, 2016, the Company consummated the last of twelve closings of a private placement offering of units (“Units”) to “accredited investors” (defined in Rule 501(a) of the Securities Act) as part of a “best efforts” private placement offering of up to $4,200,000 consisting of up to 140 Units, each Unit consisting of: (i) one 9% unsecured subordinated convertible promissory note in the principal amount of $30,000 (each a “Note” and collectively the “Notes”), which is convertible into shares (the “Note Shares”) of common stock of the Company at the option of the holder at a conversion price of $7.50 per share, subject to certain exceptions; and (ii) a five-year warrant (each a “Warrant” and collectively, the “Warrants”). The Notes contains elements that require liability accounting for the conversion feature. During the second quarter of 2017, the Company negotiated with the Note holders to eliminate any condition that required derivative accounting. This resulted in the calculation of the fair value as per the agreement date of the elimination of such feature and the subsequent accounting for the allocation of the remaining liability value towards extinguishment of debt and change in fair value of the conversion feature. Such renegotiations did not include the Saffelberg Note (as defined below).

During the third quarter of 2018, we renegotiated and settled the remaining outstanding amounts due under that certain promissory note held by Saffelberg Investments N.V. (the “Saffelberg Note”). The settlement resulted in the elimination of the derivative liability on the note and resulted in a combined revaluation gain of $1,283,914 for 2018, compared to a gain of $794,691 in 2017.

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

Gain on equity investment

Gain on equity investment represents the gain in our equity investment in Artilium at its carrying value of $3,230,208 at the time of our acquisition of Artilium compared to its acquisition-date fair value of $9,600,995.

Other Income and (expense), net

Other income and (expense) net, is income generated from non-operating activities. For the year ended December 31, 2018, it was $577,537 compared to $705,140 for the year ended December 31, 2017, a decline of 18%, which was caused by the realized exchange rate gains.

Amortization of Deferred Finance Costs

For the twelve-month period ended December 31, 2018, there was an amount of $28,711 as amortization of deferred finance costs, compared to a $341,354 for period ended December 31, 2017, a decrease of $312,643. The $341,354 of amortization cost in 2017 was the result of the accelerated amortization after voluntary conversion of certain previously issued 9% Unsecured Convertible notes.

Provision for Income Taxes

Income tax benefit for the twelve-month periods ended December 31, 2018 was $173,918, compared to a provision for income taxes of $107,205 for the same period in 2017. This change was due to the deferred tax liability included in the Artilium acquisition.

Net Loss

As a result of the foregoing, net loss for the twelve months’ period ended December 31, 2018, was $18,023,634, an increase in loss of $5,560,655 or 45%, compared to the loss of $12,462,979 for the same period in 2017.

Other Comprehensive Income (Loss)

We record foreign currency translation gains and losses as part of other comprehensive income (loss), which amounted to a loss for the twelve-months ended December 31, 2018 of $199,971, compared to a loss of $1,219,782 for the year ended December 31, 2017, an improvement of $1,019,811. The 2017 effect was is primarily attributable to the translation effect resulting on fixed assets held by our subsidiaries.

Consolidated Quarterly Results Our quarterly financial results, as restated, and the impact of the restatement adjustments are summarized in the following tables. Additional information regarding the restatement adjustments are discussed in Note 27, “Unaudited Quarterly Data (Restated)” in Item 8 of this amended Annual Report.

Selected Quarterly Financial Data
	For the quarters ended,
	(as restated)				Adjustments/Increase(decrease) (a)
	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
REVENUES	$3,650,113	$3,878,446	$3,999,958	$8,729,088	$(462,457)	$(2,124,734)	$(4,007,776)	$(5,583,164)

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	1,199,509	1,836,421	2,279,283	4,738,817	4,986	56,539	150,600	(487,741)
Product development	727,767	804,013	704,901	846,277	922	50,082	(60,822)	-
Sales and marketing	704,154	809,235	691,852	992,165	15,156	156,793	(150,891)	15,114
General and administrative expenses	1,829,547	2,253,330	6,710,930	6,535,356	(467,305)	39,260	(1,417,052)	1,365,348
Restructuring and acquistion costs	73,600	5,592	1,995,240	5,185,128	-	-	728	-
Depreciation and amortization	965,290	994,318	998,856	2,468,564	-	-	-	-
Total cost and operating expenses	5,499,867	6,702,909	13,381,062	20,766,307	(446,241)	302,674	(1,477,437)	892,721

LOSS FROM OPERATIONS	(1,849,754)	(2,824,463)	(9,381,104)	(12,037,219)	(16,216)	(2,427,408)	(2,530,339)	(6,475,885)

OTHER INCOME/ (LOSS)	(300,981)	2,072,361	(150,058)	6,273,667	-	-	-	6,370,788

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,150,735)	(752,102)	(9,531,162)	(5,763,552)	(16,216)	(2,427,408)	(2,530,339)	(105,097)
Provision/(benefit) for income taxes	(418)	18,844	19,585	(211,929)	-	2	2	(30,082)
NET (LOSS)/INCOME	(2,150,317)	(770,946)	(9,550,747)	(5,551,623)	(16,216)	(2,427,410)	(2,530,341)	(75,015)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation (loss)/income	192,686	(362,630)	(37,693)	7,666	88,284	(283,493)	(16,113)	5,440
COMPREHENSIVE INCOME/(LOSS)	$(1,957,631)	$(1,133,576)	$(9,588,440)	$(5,543,957)	$72,068	$(2,710,903)	$(2,546,454)	$(69,575)

(a) For further details regarding the restatement adjustments, see Note 1, Restatement to the Notes to our consolidated financial statements included in this amended Anuual Report in Item 8. "Financial Statements and Supplementary Data"

Selected Quarterly Financial Data

	For the Quarters Ended ,
	Mar. 31, 2018	Jun. 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Six Months Ended	Nine Months Ended	Twelve Months Ended
	Q1	Q2	Q3	Q4	Jun. 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(as restated)				(as restated)
REVENUES	$3,650,113	$3,878,446	$3,999,958	$8,729,088	$7,528,559	$11,528,517	$20,257,605

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	1,199,509	1,836,421	2,279,283	4,738,817	3,035,930	5,315,213	10,054,030
Product development	727,767	804,013	704,901	846,277	1,531,778	2,236,679	3,082,956
Sales& Marketing	704,154	809,235	691,852	992,165	1,513,389	2,205,241	3,197,406
General& administrative	1,829,547	2,253,330	6,710,930	6,535,356	4,082,877	10,793,807	17,329,163
Restructuring and acquisition costs	73,600	5,592	1,995,240	5,185,128	79,193	2,074,433	7,259,561
Depreciation and amortization	965,290	994,318	998,856	2,468,564	1,959,609	2,958,465	5,427,029
Total cost and operating expenses	5,499,867	6,702,909	13,381,062	20,766,307	12,202,776	25,583,838	46,350,145

LOSS FROM OPERATIONS	(1,849,754)	(2,824,463)	(9,381,104)	(12,037,219)	(4,674,217)	(14,055,321)	(26,092,540)

OTHER INCOME/ (LOSS)	(300,981)	2,072,361	(150,058)	6,273,667	1,771,379	1,621,321	7,894,988

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,150,735)	(752,102)	(9,531,162)	(5,763,552)	(2,902,838)	(12,434,000)	(18,197,552)
Provision/(benefit) for income taxes	(418)	18,844	19,585	(211,929)	18,426	38,011	(173,918)
NET LOSS	(2,150,317)	(770,946)	(9,550,747)	(5,551,623)	(2,921,264)	(12,472,011)	(18,023,634)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation (loss)/income	192,686	(362,630)	(37,693)	7,666	(169,944)	(207,637)	(199,971)
COMPREHENSIVE LOSS	$(1,957,631)	$(1,133,576)	$(9,588,440)	$(5,543,957)	$(3,091,208)	$(12,679,648)	$(18,223,605)

Selected Quarterly Financial Data
	For the Quarters Ended,
	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Six Months Ended	Nine Months Ended	Twelve Months Ended
	Q1	Q2	Q3	Q4	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
REVENUES	$2,794,943	$3,239,175	$3,498,688	$4,014,701	$6,034,118	$9,532,806	$13,547,507

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	841,903	945,687	791,334	1,104,685	1,787,590	2,578,924	3,683,609
Product development	284,694	273,512	497,078	424,303	558,206	1,055,284	1,479,587
Sales& Marketing	319,487	370,795	412,881	471,906	690,282	1,103,163	1,575,069
General& administrative	2,365,388	1,490,838	1,578,960	4,661,841	3,856,226	5,435,186	10,097,027
Restructuring and acquisition costs	129,229	458,877	253,014	125,172	588,106	841,120	966,292
Depreciation and amortization	843,783	872,693	1,432,712	1,383,921	1,716,476	3,149,188	4,533,109
Total cost and operating expenses	4,784,484	4,412,402	4,965,979	8,171,828	9,196,886	14,162,865	22,334,693

LOSS FROM OPERATIONS	(1,989,541)	(1,173,227)	(1,467,291)	(4,157,127)	(3,162,768)	(4,630,059)	(8,787,186)

OTHER INCOME/ (LOSS)	697,688	(237,355)	(694,374)	(3,334,547)	460,333	(234,041)	(3,568,588)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,291,853)	(1,410,582)	(2,161,665)	(7,491,674)	(2,702,435)	(4,864,100)	(12,355,774)
Provision/(benefit) for income taxes	1,287	(67,782)	147,640	26,060	(66,495)	81,145	107,205
NET LOSS	(1,293,140)	(1,342,800)	(2,309,305)	(7,517,734)	(2,635,940)	(4,945,245)	(12,462,979)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation (loss)/income	(26,820)	16,169	2,139	(1,211,270)	(10,651)	(8,512)	(1,219,782)
COMPREHENSIVE LOSS	$(1,319,960)	$(1,326,631)	$(2,307,166)	$(8,729,004)	$(2,646,591)	$(4,953,757)	$(13,682,761)

Quarterly Results of Operations Discussion:

Revenues

Comparison of three months ended March 31, 2018 and March 31, 2017.

Revenues for the three months ended March 31, 2018 were $3,650,113; a $855,170, or 31%, increase compared to $2,794,943 for the comparable three months in 2017. Our deployments with existing customers continued to grow, new implementations generated new revenues and new cloud-based revenues were all factors in our revenue growth.

Comparison of three months and six months ended June 30, 2018 and June 30, 2017.

Revenues for the three and six months ended June 30, 2018 were $3,878,446 and $7,528,559; a $639,271 and $1,494,441, respectively, or 20% and 25%, respectively, increase compared to $3,239,175 and $6,034,118, respectively, for the comparable three and six months in 2017. The increase was driven by volume growth in the existing customer base and new customer implementations.

Comparison of three months and nine months ended September 30, 2018 and September 30, 2017.

Revenues for the three and nine months ended September 30, 2018 were $3,999,958 and $11,528,517, respectively; a $501,271 and $1,995,711, respectively, or 14% and 21%, respectively, increase compared to $3,498,688 and $9,532,806, respectively, for the comparable three and nine months in 2017. The increase was driven by continued volume growth in existing customer base as well as new customer implementations.

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

Comparison of three months ended March 31, 2018 and March 31, 2017.

Cost of revenues for the three months ended March 31, 2018 was $1,199,509, an increase of $357,606, or 42%, compared to $841,903 for the three-month period in 2017. Cost of revenues increases were driven by higher volume related to revenue growth.

Comparison of three months and six months ended June 30, 2018 and June 30, 2017.

Cost of revenues for the three and six months ended June 30, 2018 was $1,836,421 and $3,035,930, respectively, an increase of $890,734 and $1,248,340, respectively, or 94% and 70%, respectively, compared to $945,687 and $1,787,590, respectively, for the comparable three and six month periods in 2017. Cost of revenues increases were driven by volume in revenue growth as well as material, network infrastructure and support expenses.

Comparison of three months and nine months ended September 30, 2018 and September 30, 2017.

Cost of revenues for the three and nine months ended September 30, 2018 were $2,279,283 and $5,315,213, respectively, an increase of $1,487,949 and $2,736,289, respectively, or 188% and 106%, respectively, compared to $791,334 and $2,578,924, respectively, for the comparable three and nine month periods in 2017. Cost of revenues increases were driven by higher data volume related to revenue growth and activation costs.

Product Development

Product development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Comparison of three months ended March 31, 2018 and March 31, 2017.

Product development costs for the three months ended March 31, 2018 and 2017 were $727,767 and $284,694, respectively, an increase of $443,073 or 156%. The increase was due to the overall expansion of our lines of business year over year.

Comparison of three months and six months ended June 30, 2018 and June 30, 2017.

Product development costs for the three and six months ended June 30, 2018 were $804,013 and $1,531,778, respectively, an increase of $530,501 and $973,572, respectively, or 194% and 174%, respectively, compared to $273,512 and $558,206, respectively, for the comparable three and six month periods in 2017. The increase was caused principally by the overall expansion of our lines of business and product offering year over year.

Comparison of three months and nine months ended September 30, 2018 and September 30, 2017.

Product development costs for the three and nine months ended September 30, 2018 were $704,901 and $2,236,679, respectively, an increase of $207,823 and $1,181,395, respectively, or 42% and 112%, respectively, compared to $497,078 and $1,055,284, respectively, for the comparable three and nine month periods in 2017. The increase was due to a continued brand awareness campaign through various media outlets and the overall expansion of our lines of business year over year.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Comparison of three months ended March 31, 2018 and March 31, 2017.

Sales and marketing expenses for the three months ended March 31, 2018 and 2017 were $704,154 and $319,487, respectively, an increase of $384,667, or 120%. This increase was a direct result of hiring new employees and allocating resources to growing our business.

Comparison of three months and six months ended June 30, 2018 and June 30, 2017.

Sales and marketing expenses for the three and six months ended June 30, 2018 were $809,235 and $1,513,389, respectively, an increase of $438,440 and $823,107, respectively, or 118% and 119%, respectively, compared to $370,795 and $690,282, respectively, for the comparable three and six month periods in 2017. This increase was due to higher expenses related to our brand awareness campaign in marketing, tradeshows and conferences, in addition, to hiring and allocating resources to growing our business.

Comparison of three months and nine months ended September 30, 2018 and September 30, 2017.

Sales and marketing expenses for the three and nine months ended September 30, 2018 were $691,852 and $2,205,241, respectively, an increase of $278,971 and $1,102,079, respectively, or 68% and 100%, respectively, compared to $412,881 and $1,103,163, respectively for the comparable three and nine month periods in 2017. This increase was due to higher expenses related to our continued brand awareness campaign in marketing, tradeshows and conferences, in addition, to hiring and allocating resources to growing our business.

General and Administrative

General and administrative expenses are our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

Comparison of three months ended March 31, 2018 and March 31, 2017.

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $1,829,547 and $2,365,388, respectively, a decrease of $535,841, or 23%. The reduction was related to share-based compensation and other staff related expenses.

Comparison of three months and six months ended June 30, 2018 and June 30, 2017.

General and administrative expenses for the three months ended June 30, 2018 and 2017 were $2,253,330 and $1,490,838, respectively, an increase of $762,492 or 51%. This increase was primarily the results of increased travel, legal, accounting, and marketing costs.

General and administrative expenses for the six months ended June 30, 2018 and 2017 were $4,082,877 and $3,856,226, respectively, an increase of $226,651 or 6%.  This increase was primarily the result of increased share-based compensation and travel.

Comparison of three months and nine months ended September 30, 2018 and September 30, 2017.

General and administrative expenses for the three and nine months ended September 30, 2018 were $6,710,930 and $10,793,807, respectively, an increase of $5,131,970 and $5,358,621, respectively, or 325% and 99%, respectively, compared to $1,578,960 and $5,435,186, respectively, for the comparable three and nine month periods in 2017. This increase was primarily the result of increased share-based compensation, travel, legal, accounting and marketing costs.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net losses of $18,023,634 and $12,462,979 for the years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit of $317,131,686 as of December 31, 2018 and $299,543,213 as of December 31, 2017.

The cash balance, including restricted cash and cash, of the Company at December 31, 2018 was $6,482,364. The incremental equity raised during the fourth quarter provided vital liquidity in the short term. As of September 30, 2020, our cash balance, including restricted cash ($7.7 million), was approximately $11.1 million.

On June 8, 2020, we issued a $17.5 million 8% Senior Secured Convertible Note (the “High Trail Note”) to High Trail Investments SA LLC (“High Trail”) due April 1, 2025 for an aggregate purchase price of $14 million, of which $7 million is currently maintained in one or more blocked accounts. The terms of the High Trail Note and related documents require the Company to meet certain specified conditions and covenants, some of which have not been satisfied by the dates required, including (i) the Company filing its restated financial statements with the SEC for (a) the fiscal year ended December 31, 2018, (b) the quarter ended March 31, 2019 and (c) the quarter ended June 30, 2019, in each case on or prior to October 31, 2020, (ii) after October 31, 2020, the Company timely filing its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required under the Exchange Act and (iii) the Company maintaining the listing of its common stock on the Nasdaq Stock Market. As a result, on December 1, 2020, we entered into a forbearance agreement (the “Forbearance Agreement”) with High Trail under which: (i) we admitted that we were in default of several obligations under the High Trail Note and related agreements, (ii) High Trail acknowledged such defaults and agreed not to exercise any right or remedy under the High Trail Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the High Trail Note, until the earlier of December 31, 2020, the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the Forbearance Agreement. As a result of the defaults, the interest rate paid on the principal outstanding under the High Trail Note increased to 18% per annum. As partial consideration for its agreement to not to exercise any right or remedy under the High Trail financing documents, we agreed with High Trail to make certain changes to the High Trail Note and related agreements. In this regard, we agreed to delete the “Floor Price” of $0.10 that had previously limited the number of shares of Company common stock into which (i) the outstanding indebtedness could be converted upon default and (ii) payments of interest could be made. We also agreed to increase the number of shares it was required to reserve for issuance upon conversion of the High Trail Note and to decrease the exercise price of the related warrant from $0.58 to $0.37.

Because of the limited nature of the relief provided under the Forbearance Agreement, which does not lower the amounts payable in principal or interest, we believe that we will not have sufficient resources to fund our operations and meet the obligations specified in the note for the next twelve months following the filing of this amended Annual Report. Our software platforms require ongoing funding to continue the current development and operational plans and we have a history of net losses. We will continue to expend substantial resources for the foreseeable future in connection with the continued development of our software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of our services. In addition, other unanticipated costs may arise.

As a result, we believe that additional capital will be required to fund our operations and provide growth capital to meet the obligations under the High Trail Note. Accordingly, we will have to raise additional capital in one or more debt and/or equity offerings. However, there can be no assurance that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all. If we are unable to raise additional capital that may be needed, this would have a material adverse effect on the Company. Furthermore, the recent outbreak of the COVID-19 pandemic has significantly disrupted world financial markets, has negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. In particular, a decline in the market price of our common stock, coupled with the stock’s delisting from the Nasdaq Capital Market, could make it more difficult to sell equity or equity-related securities in the future at a time and price that we deem appropriate. The factors discussed above raise substantial doubt as to our ability to continue as a going concern within one year after the date that the financial statements are issued.

Operating Activities

We reported net cash used in operating activities of $7,820,065 for the year ended December 31, 2018, compared to net cash used in operating activities of $2,616,160 in 2017, an increase in cash used of $5,203,905. Operating activities decreased primarily as a result of a decrease in the add back of several items such as the amortization of deferred financing costs, stock-based compensation, depreciation and amortization and change in fair value of warrant liability.

	2018	2017

Net loss	$(18,023,634)	$(12,462,979)
Adjustments to reconcile net loss to net cash used in operating activities:	5,511,242	12,564,439
	(12,512,392)	101,460

Changes in operating assets and liabilities:	4,692,327	(2,717,620)
Net cash used in operating activities	$(7,820,065)	$(2,616,160)

Investing Activities

Net cash used in investing activities for year ended December 31, 2018, was $11,524,682 an increase of $10,802,859 or 1,497%, compared to $721,823 net cash used in investing activities in 2017. This increase is a result of the acquisition of Artilium in the year ended December 31, 2018 and capitalized software which amounted to $3,403,071, which includes $2,000,000 in software licenses.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018, was $12,107,513, compared to net cash provided by financing activities of $15,859,090 for the year ended December 31, 2017. Financing activities decreased as a result of the Company’s equity raises offset by paying down all of the senior secured debt in 2017.

As a result of the above activities, we had a cash, cash equivalents and restricted cash of $6,482,364 as of December 31, 2018, compared to $13,737,675 as of December 31, 2017, a net decrease in cash, cash equivalents and restricted cash of $7,255,311.

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

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

We recorded a net decrease to opening accumulated deficit of $107,520 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our installation revenues that were previously deferred for which the performance obligation was determined to be complete as of the date of adoption.

Monthly Service Revenues

The Company’s performance obligations in monthly Software as a Service (SaaS) and service offerings are simultaneously received and consumed by the customer and therefore, are recognized over time. For recognition purposes, we do not unbundle such services into separate performance obligations. The Company typically bills its customer at the end of each month, with payment to be received shortly thereafter. The fees charged may include a combination of fixed and variable charges with the variable charges tied to the number of subscribers or some other measure of volume. Although the consideration may be variable, the volumes are estimable at the time of billing, with “true-up” adjustments occurring in the subsequent month. Such amounts have not been historically significant.

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

Development consists of programming and other services which adds new functionality to a customer’s existing or new service offerings. Each development project defines its milestones and will have its own performance obligation.

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

Net Billings in Excess of Revenues

The Company records net billings in excess of revenues when payments are made in advance of our performance, including amounts which are refundable. Net billings in excess of revenues was $227,304 as of December 31, 2018, a decrease of $15,682 as compared to $242,986 as of December 31, 2017.

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

Revenue Recognition under Topic 605

Beginning in 2013, when our business transitioned from the landline business to the mobile and security solutions business, the Company entered into multiple element arrangements which are accounted in accordance with ASC 605 Revenue Recognition-Multiple Element Arrangements (“ASC 605”) for revenue recorded prior to the adoption of ASC Topic 606 Revenue for Customers with Contracts.

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

Cost of revenues and Operating Expenses

Cost of revenues includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, materials and supplies, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services, and the cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including share-based expenses and the cost of subcontractors. Cost of revenues excludes depreciation and amortization.

Income taxes

We estimate our income taxes separately for each tax jurisdiction in which we conduct operations. The provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In determining the net deferred tax assets and valuation allowances, we are required to make judgments and estimates in assessing the realizability of the deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize our deferred income tax assets in the future as currently recorded, we would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.

Share-based Compensation

The Company follows the provisions of ASC 718 Compensation-Stock Compensation (“ASC 718”). Under ASC 718, share-based awards are recorded at fair value as of the grant date and recognized as expense with an adjustment for forfeiture over the employee’s requisite service period (the vesting period, generally three years), which the Company amortizes on a straight-line basis.

For both contractors and advisory board members, we recognize the guidance for share-based compensation awards to non-employees in accordance with ASC 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, we determine the fair value of the options or share-based compensation awards granted as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable.

Share-based compensation (cash and non-cash) related to equity plans for employees and non-employee directors are included within our cost of revenues and operating expenses.

Warrant and Conversion feature derivative liabilities

Warrants and convertible notes that are accounted for as derivative liabilities are remeasured at fair value each reporting period in accordance with the provisions of ASC 820, Fair Value Measurement (“ASC 820”). The Company utilizes the Monte Carlo valuation model to determine the value of the outstanding warrants and the conversion feature in the convertible notes. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company uses a third-party valuation expert to fair value the derivative liabilities.

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

Goodwill and Intangible Assets Impairment

Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment, or one level below the operating segment. We operate in one operating segment, which is our only reporting unit.

We test for an indication of goodwill impairment in the fourth quarter of each year, or sooner, when indicators of impairment exist, by comparing the fair value of our reporting unit to its carrying value. If there is an indication of impairment, we perform a “step two” test to measure the impairment. Impairments, if any, are recorded to the statement of operations in the period the impairment is recognized.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained and significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate and unanticipated competition. There was no goodwill impairment for the years ended December 31, 2018 and 2017.

In accordance with ASC 350 Intangibles – Goodwill and Other (“ASC 350”), intangible assets are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Other intangible assets are reviewed for impairment in accordance with ASC 350, on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use, is based on the amount of the carrying value that exceeds the fair value of the asset. There was no intangible asset impairment for the years ended December 31, 2018 and 2017.

Impact of Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements in Item 8 of this report for a discussion of the impact of recent accounting pronouncements.

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

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pareteum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pareteum Corporation and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Untied States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated December 14, 2020 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and had an accumulated deficit of $317.1 million as of December 31, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern. In addition, with respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has cause substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement

As discussed in Note 1 to the financial statements, the 2018 financial statements have been restated to correct misstatements related to revenue recognition, stock-based compensation, business combinations, foreign currency translation and settlement of payables.

Change in Accounting Principle Related to Revenue Recognition

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue during the year ended December 31, 2018 due to the adoption of the Accounting Standards Codification 606, “Revenue from Contracts with Customers.”

Emphasis of Matter

As discussed in Note 28 to the financial statements, in the fourth quarter of 2019 the Company expects to record an impairment charge estimated at approximately $123,168,000 related to goodwill and finite-lived intangible assets acquired in connection with the acquisition of Artilium plc.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP (formerly Squar Milner LLP)

We have served as the Company’s auditor since 2014.

Los Angeles, California

December 14, 2020

Pareteum Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	(As Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,051,709	$13,537,899
Restricted cash	430,655	199,776
Accounts receivable, net of an allowance for doubtful accounts of $513,575 at December 31, 2018 and $90,173 at December 31, 2017	3,338,214	2,058,284
Prepaid expenses and other current assets	2,083,950	900,369
Total current assets	11,904,528	16,696,328

NON- CURRENT ASSETS

OTHER ASSETS	45,336	91,267

NOTES RECEIVABLE, NON-CURRENT	1,082,436	594,520

PROPERTY AND EQUIPMENT, NET	5,443,775	4,713,710

LONG-TERM INVESTMENT	-	3,230,208

INTANGIBLE ASSETS, NET	39,658,325	-

GOODWILL	101,374,874	-

TOTAL ASSETS	$159,509,274	$25,326,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	$10,337,627	$1,978,726
Net billings in excess of revenues	227,304	242,986
Accrued expenses and other payables	7,740,828	5,250,130
Promissory notes	681,220	-
9% Unsecured subordinate convertible promissory notes (current portion net of debt discount and debt issuance costs)	106,967	66,000
Total current liabilities	19,093,946	7,537,842

LONG-TERM LIABILITIES
Derivative liabilities	-	1,597,647
Other long-term liabilities	212,703	151,163
Unsecured convertible notes (non-current portion net of debt discount and debt issuance costs)	-	617,848
Deferred income tax liabilities	8,385,748	-
Related party loan	341,998	-
Total long-term liabilities	8,940,449	2,366,658

Total liabilities	28,034,395	9,904,500

Commitments and Contingencies (See Notes)

STOCKHOLDERS' EQUITY
Preferred Stock $0.00001 par value, 50,000,000 shares authorized, 0 issued and outstanding as of December 31, 2018 and 2017	-	-
Common Stock $0.00001 par value, 500,000,000 shares authorized, 98,292,530 issued and outstanding as of December 31, 2018 and 46,617,093 issued and outstanding as of December 31, 2017	453,995,240	321,271,437
Accumulated other comprehensive loss	(5,388,675)	(6,306,691)
Accumulated deficit	(317,131,686)	(299,543,213)
Total stockholders' equity	131,474,879	15,421,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159,509,274	$25,326,033

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the year ended December 31,
	2018	2017
	(As Restated)
REVENUES	$20,257,605	$13,547,507

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	10,054,030	3,683,609
Product development	3,082,956	1,479,587
Sales and marketing	3,197,406	1,575,069
General and administrative	17,329,163	10,097,027
Restructuring and acquisition costs	7,259,561	966,292
Depreciation and amortization	5,427,029	4,533,109
Total cost and operating expenses	46,350,145	22,334,693

LOSS FROM OPERATIONS	(26,092,540)	(8,787,186)

OTHER INCOME (EXPENSE)
Interest income	184,511	172,253
Interest expense	(308,742)	(1,654,418)
Interest expense related to debt discount and conversion feature	(184,308)	(3,408,735)
Changes in fair value of derivative liabilities	1,283,914	794,691
Gain on extinguishment of debt	-	163,835
Gain on equity investment	6,370,787	-
Other income and (expense), net	577,537	705,140
Amortization of deferred financing costs	(28,711)	(341,354)
Total other income (expense)	7,894,988	(3,568,588)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(18,197,552)	(12,355,774)
Income tax (benefit) provision	(173,918)	107,205
NET LOSS	(18,023,634)	(12,462,979)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(199,971)	(1,219,782)
COMPREHENSIVE LOSS	$(18,223,605)	$(13,682,761)

Net loss per common share and equivalents - basic	$(0.28)	$(0.76)

Net loss per common share and equivalents - diluted	$(0.28)	$(0.76)

Weighted average shares outstanding during the period – basic	64,548,533	16,338,156

Weighted average shares outstanding during the period – diluted	64,548,533	16,338,156

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

							Total stock-
					Accumulated other		holders
	Preferred Stock		Common Stock		comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	loss	Deficit	(Deficit)

Balance - December 31, 2016	249	2,143,196	8,376,267	$280,653,362	$(5,086,902)	$(287,080,234)	$(9,370,578)

Preferred Stock (Issuance)	4,034	3,691,110	-	-	-	-	3,691,110
Preferred Stock (Conversions)	(4,283)	(6,181,110)	5,836,020	6,181,110	-	-	-
Shares issued for warrant exercises	-	-	4,865,743	5,049,905	-	-	5,049,905
Shares issued for Equity Fundraises	-	-	21,420,379	21,202,239	-	-	21,202,239
Shares issued/exchanges for Strategic Partnership	-	-	3,200,332	3,230,208	-	-	3,230,208
Shares issued for board and management compensation	-	-	17,631	49,146	-	-	49,146
Shares issued for Settlement of Debt	-	-	804,193	784,054	-	-	784,054
Shares issued for Conversion of Notes	-	-	243,564	630,366	-	-	630,366
Warrants issued attributable to loan amendments	-	-	-	2,530,605	-	-	2,530,605
Stock awards issued to Management	-	-	1,527,880	1,470,540	-	-	1,470,540
Stock awards issued to Staff	-	-	68,393	102,134	-	-	102,134
Shares issued to consultants	-	-	248,396	299,501	-	-	299,501
Shares to be issued	-	-	-	463,716	-	-	463,716
Amortization of Stock Options expense	-	-	-	1,318,020	-	-	1,318,020
Expenses attributable to share issuances	-	346,804	-	(3,267,682)	-	-	(2,920,878)
Warrants issued attributable to share issuances	-	-		162,689	-	-	162,689
Warrants issued/repriced as part of IR management services	-	-	-	462,320	-	-	462,320
Movements on Non-Corporate Equity Accounts	-	-		(50,796)	-	-	(50,796)
Other comprehensive loss due to foreign exchange rate translation net of tax	-	-	-	-	(1,219,782)	-	(1,219,782)
Net Loss	-	-	-	-	-	(12,462,979)	(12,462,979)
Net reverse stock split rounding and share cancellations	-	-	8,295	-	(7)		(7)
Balance - December 31, 2017	-	-	46,617,093	321,271,437	(6,306,691)	(299,543,213)	15,421,533
Cumulative impact of accounting errors in previously reported consolidated financial statements	-	-	-	(247,697)	1,117,987	327,641	1,197,931
ASC 606 transition adjustment	-	-	-	-	-	107,520	107,520
Balance - January 1, 2018 (as restated)	-	-	46,617,093	321,023,740	(5,188,704)	(299,108,052)	16,726,984
Shares issued for acquisition	-	-	37,511,447	112,534,809	-	-	112,534,809
Shares cancelled, at par, in acquisition			(3,200,332)	(32)	-	-	(32)
Shares issued for warrant exercises	-	-	11,111,780	6,114,863	-	-	6,114,863
Shares issued for Equity Fundraises	-	-	2,440,000	6,100,002	-	-	6,100,002
Expenses attributable to share issuances	-	-	13,400	(700,817)	-	-	(700,817)
Stock-based compensation	-	-	-	6,754,879	-	-	6,754,879
Shares issued for Settlement of accounts payable	-	-	375,857	794,333	-	-	794,333
Shares issued for Conversion of Notes	-	-	410,205	1,314,243	-	-	1,314,243
Shares issued for Exercised Stock Options	-	-	59,220	59,220	-	-	59,220
Vesting of restricted and common stock awards	-	-	2,953,860	-	-	-	-
Other comprehensive loss due to foreign exchange rate translation, net of tax	-	-	-		(199,971)	-	(199,971)
Net Loss	-	-	-	-	-	(18,023,634)	(18,023,634)
Balance - December 31, 2018, (as restated)	-	-	98,292,530	$453,995,240	$(5,388,675)	$(317,131,686)	$131,474,879

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(As restated)
Net loss	$(18,023,634)	$(12,462,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,427,029	4,533,109
Provision for doubtful accounts	137,352	2,845
Stock-based compensation	6,782,759	4,289,033
Change in fair value of warrant liability	(1,283,914)	(794,691)
Amortization of deferred financing costs	28,711	341,354
Interest expense relating to debt discount and conversion feature	184,308	3,408,735
Shares issued for services	822,164	784,054
Gain on equity investment	(6,370,787)	-
Deferred income taxes	(255,296)	-
Loss on disposal of assets	38,916	-
Changes in operating assets and liabilities, net of effects of acquisition:
Decrease (increase) in accounts receivable	1,541,092	(1,446,459)
(Increase) decrease in prepaid expenses, deposits and other assets	(628,745)	640,478
Increase (decrease) in accounts payable and customer deposits	4,649,913	(349,039)
Increase (decrease) in net billings in excess of revenues	84,349	(830,114)
(Decrease) in accrued expenses and other payables	(954,282)	(732,486)
Net cash used in operating activities	(7,820,065)	(2,616,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software development	(3,707,016)	(721,823)
Acquisition of Artilium plc, net of cash acquired	(7,317,666)	-
Purchase of note	(500,000)	-
Net cash used in investing activities	(11,524,682)	(721,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short term loans	547,522	-
Exercise of warrants and options	6,174,083	5,049,905
Equity and debt issuance costs paid	-	(227,584)
Repayment on loans	(81,194)	-
Gross proceeds from public offering	6,100,002	21,202,239
Financing related fees	(632,900)	-
Reclassify accrued interest to principal (Saffelberg Advance)	-	(83,634)
Principal repayment to senior secured lender	-	(10,081,836)
Net cash provided by financing activities	12,107,513	15,859,090

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,077)	(278,639)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,255,311)	12,242,468
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	13,737,675	1,495,207

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$6,482,364	$13,737,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash received during the period for interest	$202,262	$129,390
Cash paid during the period for interest	$(120,530)	$(1,494,527)
Cash (paid) received during the period for income taxes	$(34,414)	$2,359
NON-CASH INVESTING ACTIVITIES:
Shares issued to Artilium and Artilium shareholders	$112,534,809	$3,230,208
NON-CASH FINANCING ACTIVITIES:
Conversion of notes, including converted accumulated interest	$1,314,243	$630,366
Conversion of 9% unsecured convertible note	$678,372	$-
Shares issued for settlement of payables	$794,333	$784,054
Conversion of preferred shares	$-	$6,181,110
Amendments and fair market value adjustments to warrants liabilities and convertible feature liability	$313,860	$2,668,183

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Restatement

As previously disclosed in the Current Report on Form 8-K filed by Pareteum Corporation (the “Company” or “Pareteum”) with the Securities and Exchange Commission (the “SEC”) on October 21, 2019, the Board of Directors (the “Board”) of the Company determined that the Company’s previously issued financial statements for the year ended December 31, 2018 and the interim periods contained therein (collectively, the “Non-Reliance Periods”) could no longer be relied upon. As a result, the Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend and restate the Company’s original Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019 (the “Original Form 10-K”).

The Board’s decision to restate the Company’s financial statements is based on the Company’s conclusion that certain revenues and the corresponding costs recognized during the year ended December 31, 2018, and in each of the quarters ended March 31, June 30, and September 30, 2018 should not have been recorded during the periods. This Note 1 to the consolidated financial statements discloses the nature of the restatement matters and their impact on the consolidated financial statements as of and for the year ended December 31, 2018. Restated unaudited quarterly financial data for the interim periods in 2018 is presented in Note 27 – “Unaudited Quarterly Data (Restated)” and is, collectively with the restated annual information, referred to as the “Restatement”.

This Amendment reflects the correction of the following errors identified subsequent to the filing of the Original Form 10-K:

A. For the year ended December 31, 2018, the Company determined that it incorrectly recognized revenue prior to customers obtaining control of certain products or customer acceptance requirement provisions in contracts, due to an ineffective review of information provided by the sales and procurement teams. As a result, customers had not obtained control of the products in accordance with ASC 606-10-25-30. The primary net effect of the corrections of these errors on the Consolidated Statement of Comprehensive Loss resulted in reductions in total Revenues, Cost of revenues (excluding depreciation and amortization) and General and Administrative expenses of $11,970,649, $255,364 and $1,001,493, respectively. Additionally, the Company determined that its accounting for activation fees under ASC 606 was incorrect. The Company had recognized the revenue upfront for activation fees versus being deferred and recognized over the life of the customer. The effect of the correction of this error was a reduction in Revenue on the Consolidated Statement of Comprehensive Loss and a corresponding increase in Net billings in excess of revenue on the Consolidated Balance Sheet of $197,223. See tables below for the full impact of this matter on the Company’s consolidated financial statements.

B. The Company determined adjustments were needed to correct the financial statement presentation due to immaterial accounting errors in the Company’s previously reported consolidated financial statements for the year ended December 31, 2017. The Company made the following adjustments:

i.	The Company determined that it had incorrectly recognized revenue on certain product sales prior to customers obtaining control of the products in accordance with ASC 606-10-25-30; this was also due to an ineffective review of information provided by the sales and procurement teams. Correction of these immaterial errors resulted in reduction in Accounts receivable of $184,856; and increases to Other comprehensive loss and Accumulated deficit of $8,192 and $176,664, respectively as of January 1, 2018, to adjust for the cumulative impact of the errors as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

ii.	Through a review of its accounting for stock-based compensation, the Company identified immaterial errors in its recording of stock-based compensation expense for equity-classified awards granted to employees and non-employees in 2017. The employee awards were granted with vesting provisions ratably over a one- or two-year period and thus, in accordance with ASC 718, stock-based compensation expense is recognized over the requisite service period. The Company incorrectly recognized the stock-based compensation expense related to these awards at the time of grant. For awards granted to non-employees, stock-based compensation which subsequently vests through-out the term of the agreement, the amount of stock-based compensation recorded would be up to the vesting date. The Company incorrectly recognized the stock-based compensation expense related to these awards at the time of grant. The net effect of these immaterial errors resulted in reductions to Common Stock and Accumulated Deficit of $504,305 as of January 1, 2018 to adjust for the cumulative impact of the errors as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

The Company also determined that at December 31, 2017 it incorrectly recorded equity-classified share-based awards as liability-classified awards and recorded stock-based compensation expense of $256,609 to Accrued expenses and other payables instead of recording to Common Stock in the Company’s Consolidated Balance Sheet and reflecting such amount in the Company’s Consolidated Statements Of Changes in Stockholders’ Equity(Deficit). The effect of this immaterial error was an increase to Common Stock and a decrease to Accrued expenses and other payables as of January 1, 2018.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

iii.	The Company incorrectly translated its property and equipment balances at December 31, 2017 using a historical rate and not the current exchange rate at the balance sheet reporting date in accordance with ASC 830, Foreign Currency Matters. Correction of these immaterial errors resulted in an increase in Property and Equipment, net of $1,126,178 with a corresponding decrease to Accumulated other comprehensive loss as of January 1, 2018, to adjust for the cumulative impact of the errors (matter “B”) as of the beginning of the earliest period presented in the accompanying consolidated financial statements. During 2018, the Company continued to use the incorrect historical rate to translate its property and equipment balances and not the current exchange rate at the balance sheet reporting date. The correction of these errors at December 31, 2018 resulted in a decrease in Property and Equipment, net at December 31, 2018 of $235,652 and a corresponding increase in Accumulated other comprehensive loss by the same amount. In the tables presented below, the impact of the error on the Company’s consolidated financial statements as of and for the year ended December 31, 2018 is included in matter “E”.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors from a qualitative and quantitative perspective and concluded that the effect of the errors were not material to our previously issued consolidated financial statements.

C. The accounting errors in recording stock-based compensation expense for the stock awards granted in 2017 discussed above impacted the Company’s results of operations in the current year. For certain grants of equity-classified awards granted during the year ended December 31, 2018 to employees and non-employees, the Company identified errors in recording stock-based compensation expense for the same reason noted above. The Company also determined that stock-based compensation expense related to the grant of options in 2018 was not being expensed over the appropriate vesting period. The impact of this error was isolated to the second and third quarter of 2018 with an offsetting effect between the two quarters. The aggregate impact of the Company’s error in recording stock-based compensation expense for the year ended December 31, 2018 from this matter was a decrease in Loss from operations of $126,634. In addition, the Company identified incorrect accounting for stock-based compensation expense related to cancelled awards. This error resulted in an increase in the Loss from Operations of $327,107. Other immaterial errors in recording stock-based compensation expense was also identified by the Company. See tables below for the full impact of this matter on the Company’s consolidated financial statements.

D. For the year ended December 31, 2018, the Company determined that it incorrectly accounted for extinguishments of accounts payables for which the Company issued shares to settle the outstanding balances of accounts payable. In accordance with ASC 470-50-40-2, the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt is recognized as a loss or gain in the period of extinguishment. The reacquisition price includes the fair value of any assets transferred or equity securities issued. The correction of these errors on the Consolidated Statement of Comprehensive Loss resulted in a loss on extinguishment of debt, recorded in General and administrative expense, of $143,526 and a corresponding increase in Common stock on the Consolidated Balance Sheet. See tables below for the full impact of this matter on the Company’s consolidated financial statements.

E. In addition to the matters described above in A, B, C, and D the Company also corrected for immaterial misstatements, including misstatements in certain footnotes, identified during an account review and analysis exercise.

F. The Company identified that it had misstatements in its application of purchase accounting for its acquisition of Artilium plc in October 2018. In accordance with ASC 805, Business Combinations, for a business combination achieved in stages the acquirer must measure its previously held equity interests in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings. The fair value of previously held equity interest in the acquiree is included in the calculation of goodwill. The Company did not appropriately remeasure its previously held equity interest in Artilium at its acquisition-date fair value and record its resulting gain. The correction of this error on the Consolidated Statement of Comprehensive Loss resulted in a gain on equity investment of $6,370,787 and a corresponding increase in Goodwill on the Consolidated Balance Sheet. The Company also erroneously wrote off its equity investment in Artilium of $3,230,208 by reducing Common stock versus applying it to the calculation of goodwill. In addition, the Company identified errors in its preparation of the Consolidated Statement of Cash Flows to account for the net of effect of the acquisition and adjusted the impact on the Consolidated Statement of Cash Flows for certain assets acquired and liabilities assumed to appropriately account for cash flows for post-acquisition activity. See tables below for the full impact of this matter on the Company’s consolidated financial statements.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of where the restatement adjustments had an effect on the Company's Consolidated Balance Sheet as of December 31, 2018:

	As reported	Adjustments		As restated
ASSETS
Accounts receivable, net	$15,361,594	$(11,829,269)	A	$3,338,214
		(184,856)	B
		(9,255)	E
Total current assets	23,927,908	(12,023,380)		11,904,528
PROPERTY AND EQUIPMENT, NET	4,553,250	1,126,178	B	5,443,775
		(235,653)	E
GOODWILL	91,773,911	9,600,963	F	101,374,874
Total assets	$161,041,166	$(1,531,892)		$159,509,274
LIABILITIES
Accounts payable and customer deposits	$10,337,629	$(2)	A	$10,337,627
Net billings in excess of revenues	927,780	(700,476)	A	227,304
Accrued expenses and other payables	7,952,380	(361,963)	A	7,740,828
		14,954	C
		135,457	E
Total current liabilities	20,005,976	(912,030)		19,093,946
Deferred income tax liabilities	8,415,825	(30,077)	E	8,385,748
Total long-term liabilities	8,970,526	(30,077)		8,940,449
Total liabilities	28,976,502	(942,107)		28,034,395
STOCKHOLDERS' EQUITY
Common stock	450,990,827	(611,824)	B	453,995,240
		190,074	C
		143,526	D
		52,461	E
		3,230,176	F
Accumulated other comprehensive loss	(6,300,780)	144,186	A	(5,388,675)
		1,010,466	B
		(4,556)	C
		(237,991)	E
Accumulated deficit	(312,625,383)	(10,911,014)	A	(317,131,686)
		542,680	B
		(200,472)	C
		(143,526)	D
		(164,758)	E
		6,370,787	F
Total stockholders’ equity	132,064,664	(589,785)		131,474,879

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$161,041,166	$(1,531,892)		$159,509,274

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of where the restatement adjustments had an effect on the Company's Consolidated Statement of Comprehensive Loss for the year ended December 31, 2018:

	As Reported	Adjustments		As Restated
REVENUES	$32,435,736	$(12,167,872)	A	$20,257,605
		(10,259)	E

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	10,329,646	(255,364)	A	10,054,030
		(20,252)	C
Product development	3,092,776	(9,820)	C	3,082,956
Sales and Marketing	3,161,234	36,172	C	3,197,406
General and administrative	17,808,912	(1,001,493)	A	17,329,163
		194,373	C
		143,526	D
		183,845	E
Restructuring and acquisition costs	7,258,831	730	E	7,259,561
Total cost and operating expenses	47,078,428	(728,283)		46,350,145

LOSS FROM OPERATIONS	(14,642,692)	(11,449,848)		(26,092,540)

OTHER INCOME (LOSS)	1,524,202	6,370,786	EF	7,894,988

LOSS BEFORE BENEFIT FOR INCOME TAXES	(13,118,490)	(5,079,062)		(18,197,552)
Income tax benefit	(143,840)	(30,078)	E	(173,918)
NET LOSS	(12,974,650)	(5,048,984)		(18,023,634)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	5,911	(205,882)	E	(199,971)
COMPREHENSIVE LOSS	$(12,968,739)	$(5,254,866)		$(18,223,605)

Net loss per common share and equivalents - basic	$(0.20)			$(0.28)
Net loss per common share and equivalents - diluted	$(0.20)			$(0.28)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of where the restatement adjustments had an effect on the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2018:

	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,974,650)	$(5,048,984)	A	$(18,023,634)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for doubtful accounts	-	31,361	A	137,352
		105,991	E
Stock-based compensation	6,582,286	200,473	C	6,782,759
Shares issued for services	1,075,983	143,526	D	822,164
		(397,345)	E
Loss on disposal of assets	-	38,916	E	38,916
Gain on equity investment	-	(6,370,787)	F	(6,370,787)
Deferred income taxes	(225,218)	(30,078)	E	(255,296)
Changes in operating assets and liabilities, net of effects of acquisition
(Increase) decrease in accounts receivable	(13,239,269)	11,904,315	A	1,541,092
		(96,736)	E
		2,972,782	F
(Increase) in prepaid expenses, deposits and other assets	(1,169,435)	30,000	E	(628,745)
		510,690	F
Increase in accounts payable and customer deposits	5,110,007	1,306	A	4,649,913
		(461,400)	F
Increase in net billings in excess of revenues	677,191	(700,361)	A	84,349
		107,519	E
Increase (decrease) in accrued expenses and other payables	2,145,232	(362,121)	A	(954,282)
		423,386	E
		(3,160,779)	F
Net cash used in operating activities	(7,661,739)	(158,326)		(7,820,065)
Purchases of property, equipment and software development	(4,124,894)	417,878	F	(3,707,016)
Acquisition of Artilium plc, net of cash acquired	(7,331,584)	13,918	F	(7,317,666)
Net cash used in investing activities	(11,956,478)	431,796		(11,524,682)
Increase in short term loans	812,586	28,025	E	547,522
		(293,089)	F
Financing related fees	(700,817)	67,917	E	(632,900)
Net cash provided by financing activities	12,304,660	(197,147)		12,107,513

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	58,246	(76,323)		(18,077)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,255,311)	-		(7,255,311)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	13,737,675	-		13,737,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	6,482,364	$-		$6,482,364

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business and Summary of Significant Accounting Policies

Description of Business

Pareteum is an experienced provider of Communications Platform as a Service (“CPaaS”) solutions. Pareteum empowers enterprises, communications service providers, early stage innovators, developers, IoT, and telecommunications infrastructure providers with the freedom and control to create, deliver and scale innovative communications experiences. The Pareteum CPaaS solutions connect people and devices around the world using the secure, ubiquitous, and highly scalable solution to deliver data, voice, video, SMS/text messaging, media, and content enablement.

Pareteum has developed mobility, messaging, connectivity and security services and applications. The Pareteum platform hosts integrated IT/Back Office and Core Network functionality for mobile network operators and other enterprises, which allows our customers to implement and leverage mobile communications solutions on a fully outsourced SaaS, PaaS and/or IaaS basis: made available either as an on-premise solution or as a fully hosted service in the Cloud, depending on the needs of our customers.

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

As of October 1, 2018, the Company now includes Artilium plc, which operates as a wholly owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and applications.

As of February 12, 2019, the Company now includes iPass Inc., which operates as a wholly owned subsidiary of the Company. iPass is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

As reflected in the accompanying consolidated financial statements, the Company reported net loss of $18,023,634 and $12,462,979 for the years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit of $317,131,686 as of December 31, 2018. The cash balance, including restricted cash, as of December 31, 2018, was $6,482,364.

On June 8, 2020, the Company issued a $17.5 million 8% Senior Secured Convertible Note (the “High Trail Note”) to High Trail Investments SA LLC (“High Trail”) due April 1, 2025 for an aggregate purchase price of $14 million, of which $7 million is currently maintained in one or more blocked accounts. The terms of the High Trail Note and related documents require the Company to meet certain specified conditions and covenants, some of which have not been satisfied by the dates required, including (i) the Company filing its restated financial statements with the SEC for (a) the fiscal year ended December 31, 2018, (b) the quarter ended March 31, 2019 and (c) the quarter ended June 30, 2019, in each case on or prior to October 31, 2020, (ii) after October 31, 2020, the Company timely filing its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required under the Exchange Act and (iii) the Company maintaining the listing of its common stock on the Nasdaq Stock Market (see Note 28. Subsequent Events). As a result, on December 1, 2020, we entered into a forbearance agreement (the “Forbearance Agreement”) with High Trail under which: (i) we admitted that we were in default of several obligations under the High Trail Note and related agreements, (ii) High Trail acknowledged such defaults and agreed not to exercise any right or remedy under the High Trail Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the High Trail Note, until the earlier of December 31, 2020, the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the Forbearance Agreement. As a result of the defaults, the interest rate paid on the principal outstanding under the High Trail Note increased to 18% per annum. As partial consideration for its agreement to not to exercise any right or remedy under the High Trail financing documents, we agreed with High Trail to make certain changes to the High Trail Note and related agreements. In this regard, we agreed to delete the “Floor Price” of $0.10 that had previously limited the number of shares of Company common stock into which (i) the outstanding indebtedness could be converted upon default and (ii) payments of interest could be made. We also agreed to increase the number of shares it was required to reserve for issuance upon conversion of the High Trail Note and to decrease the exercise price of the related warrant from $0.58 to $0.37.

Because of the limited nature of the relief provided under the Forbearance Agreement, which does not lower the amounts payable in principal or interest, the Company believes that it will not have sufficient resources to fund its operations and meet the obligations specified in the note for the next twelve months following the filing of this amended Annual Report. The Company’s software platforms require ongoing funding to continue the current development and operational plans and the Company has a history of net losses. The Company will continue to expend substantial resources for the foreseeable future in connection with the continued development of its software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of the Company’s services. In addition, other unanticipated costs may arise.

As a result, the Company believes that additional capital will be required to fund its operations and provide growth capital to meet the obligations under the High Trail Note. Accordingly, the Company will have to raise additional capital in one or more debt and/or equity offerings and continue to work with High Trail to cure the defaults. However, there can be no assurance that the Company will be successful in raising the necessary capital or that any such offering will be available to the Company on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital that may be needed and with acceptable terms, this would have a material adverse effect on the Company. Furthermore, the recent outbreak of the COVID-19 pandemic has significantly disrupted world financial markets, has negatively impacted U.S. market conditions and may reduce opportunities for the Company to seek out additional funding. In particular, a decline in the market price of the Company’s common stock, coupled with the stock’s delisting from the Nasdaq Capital Market, could make it more difficult to sell equity or equity-related securities in the future at a time and price that the Company deems appropriate. The factors discussed above raise substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dawson James Public Offering

On May 9, 2018, we entered into a securities purchase agreement with select accredited investors relating to a registered direct offering, issuance and sale of an aggregate of 2,440,000 shares of our common stock at a purchase price of $2.50 per share for gross proceeds before deducting estimated offering expenses of approximately $6,100,000. The shares were issued pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 9, 2016, as amended October 21, 2016 and November 10, 2016 and declared effective November 14, 2016. Dawson James Securities, Inc. (the “Placement Agent”) acted as placement agent on a best-efforts basis in connection with the offering, pursuant to a placement agency agreement that was entered into on May 9, 2018. We also agreed to pay the Placement Agent a commission, to reimburse the Placement Agent’s out-of-pocket expenses, to issue the Placement Agent, in a private transaction, a warrant to purchase 122,000 shares of common stock at an exercise price equal to 125% of the offering price per share, and to indemnify the Placement Agent against certain liabilities.

Artilium plc Acquisition

On October 1, 2018 we completed our previously announced Artilium plc (“Artilium”) Acquisition. In connection with the Artilium Acquisition, the Company issued an aggregate of 37,511,447 shares of the Company’s common stock to Artilium shareholders. At that time, the Company cancelled 3,200,332 shares of common stock that were held by Artilium pre-acquisition. Following the Artilium Acquisition, Artilium operates as a wholly owned subsidiary of the Company, and Artilium’s direct subsidiaries operate as indirect subsidiaries of the Company, wholly owned by Artilium. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communications services and applications.

iPass Inc. Acquisition

On November 12, 2018, we entered into the iPass Merger Agreement by and among iPass Inc. (“iPass”), and TBR, Inc., a wholly-owned subsidiary of the Company (“TBR”). Pursuant to the iPass Merger Agreement, TBR commenced the iPass Offer for all of the outstanding shares of iPass’ common stock, par value $0.0001 per share, for 1.17 shares of the Company’s common stock, together with cash in lieu of any fractional shares, without interest and less any applicable withholding taxes. The iPass offer and withdrawal rights expired at 5:00 p.m. New York City time on February 12, 2019, and promptly following such time TBR accepted for payment and promptly paid for all validly tendered iPass shares in accordance with the terms of the iPass Offer. In aggregate, the Company issued 9,867,041 shares of common stock to the iPass shareholders in March 2019. iPass is a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pareteum and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany transactions and account balances have been eliminated in consolidation. The Company’s subsidiaries are:

• its wholly owned subsidiary Pareteum North America Corp. with its wholly owned subsidiary, Pareteum UK Ltd.;

• its wholly owned subsidiary Pareteum Asia PTE. Ltd.;

• its wholly owned subsidiary TBR, Inc. (special purpose vehicle for iPass acquisition);

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company’s consolidated financial statements were translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters (“ASC 830”). The majority of the Company’s operations are carried out in Euros. For all operations outside of the United States, assets and liabilities are translated into U.S. dollars using the period end exchange rates and the average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with ASC 830, net gains and losses resulting from translation of foreign currency financial statements are included in the Statement of Changes in Stockholders’ Equity as Other comprehensive income (loss). Foreign currency transaction gains and losses are included in the Consolidated Statements of Comprehensive Loss, under the line item “Other income and (expense), net”.

Use of Estimates

The preparation of the accompanying consolidated financial statements conforms with accounting principles generally accepted in the U.S. and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and intangible assets acquired in our acquisition of Artilium. Significant estimates include the bad debt allowance, revenue recognition, impairment of intangible assets and long-lived assets, valuation of financial instruments, realization of deferred tax assets, useful lives of long-lived assets and share-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company has full access to the whole balance of cash and cash equivalents on a daily basis without any delay. As of December 31, 2018, the Company had no cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2018 and 2017, was $430,655 and $199,776 respectively and consists of cash deposited in blocked accounts as bank guarantees for corporate credit cards and a portion of the 2018 balance relates to a Letter of Credit issued to a vendor.

Accounts Receivables, net

The Company has a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. The Company makes ongoing assumptions relating to the collectability of our accounts receivable. The accounts receivable amounts presented on our Consolidated Balance Sheets include an allowance for accounts that might not be collected. In determining the amount of the allowance, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. The Company’s allowances have generally been adequate to cover its actual credit losses. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its allowances will continue to be adequate. If actual credit losses are significantly greater than the reserves, the Company would increase its general and administrative expenses and increase its reported net losses. Conversely, if actual credit losses are significantly less than our allowance, this would eventually decrease the Company’s general and administrative expenses and decrease its reported net losses. Allowances are recorded primarily on a specific identification basis. See Note 3 of the Financial Statements for more information.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company enters into arrangements that include various combinations of hosting subscriptions and services, where elements are delivered over different periods of time. Such arrangements are accounted for in accordance with ASC 605 Revenue Recognition-Multiple Element Arrangements (“ASC 605”), as described in this section, for revenue recorded prior to the adoption of ASC Topic 606, Revenue from Contracts with Customers which is discussed below. Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

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

For managed services, revenues are recognized for network administration services provided to end users on behalf of Mobile Network Operators (MNO) and virtual Mobile Network Operators (MVNO’s). Managed service revenues are recognized monthly based on an average number of end-users managed and calculated on a pre-determined service fee per user. For bundled services, the Company provides both network administration as well as mobile airtime management services. Revenues for bundled services are recognized monthly based on an average number of end-users managed and mobile air-time, calculated based on a pre-determined service fee. Technical services that meet the criteria to be separated as a separate unit of accounting are recognized as the services are performed. Services that do not meet the criteria to be accounted for as a separate unit of accounting are deferred and recognized ratably over the estimated customer relationship. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a net decrease to opening accumulated deficit of $107,520 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our installation revenues that were previously deferred for which the performance obligation was determined to be complete as of the date of adoption. The impact of adopting Topic 606 as compared to revenue to be recognized under Topic 605 for the year ended December 31, 2018 was a reduction in reported revenues of $107,520, relating to the aforementioned installation revenues and an increase to the accumulated deficit.

Revenue Recognition under Topic 606

Our revenues represent amounts earned for our mobile and security solutions. Our solutions take many forms, but our revenue generally consists of fixed and/or variable charges for services delivered monthly under a combined services and SaaS model. We also offer discrete (one-time) services for implementation and for development of specific functionality to properly service our customers.

The following table presents our revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2018
	(as restated)	2017 (1)
Monthly Service	$19,170,276	$12,540,377
Installation and Software Development	1,087,329	1,007,130
Total revenues	$20,257,605	$13,547,507

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Monthly services revenues are recognized over time and installation and software development revenues are recognized over time.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Years Ended
	December 31,
	2018
	(as restated)	2017 (1)
Europe	$18,752,751	$12,428,942
Other geographic areas	1,504,854	1,118,565
Total revenues	$20,257,605	$13,547,507

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Development consists of programming and other services which adds new functionality to a customer’s existing or new service offerings. Each development project defines its milestones and will have its own performance obligation.

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

Net Billings in Excess of Revenues

The Company records net billings in excess of revenues when payments are made in advance of our performance, including amounts which are refundable. Net billings in excess of revenues was $227,304 and $242,986 as of December 31, 2018 and 2017, respectively.

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

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of revenues includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, supplies and materials, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with long distance service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services, and the cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including share-based expenses and the cost of subcontractors. Cost of revenues excludes depreciation and amortization.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, promissory notes (payable) and customer deposits approximate their fair values based on their short-term nature. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. The Company’s unsecured convertible promissory notes, a derivative instrument, is recognized in the balance sheet at its fair values with changes in fair market value reported in earnings.

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

The degree of judgment exercised by the Company in determining fair value is greatest for assets categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

The Company has the following asset groups that are valued at fair value categorized within Level 3: Goodwill and intangibles (non-recurring measurements) for the impairment test as well as for the Artilium acquisition. Below are discussions of the main assumptions used for the recurring measurements.

The Company used the Monte Carlo valuation model to determine the value of the outstanding warrants and conversion feature from the 2018 Offering (as defined below). Since the Monte Carlo valuation model requires special software and expertise to model the assumption to be used, the Company hired a third-party valuation expert. Because tradenames, customer relationships and the technology acquired as part of the acquisition of Artilium required expertise to model the assumptions to be used, the Company hired a third-party valuation expert.

Recurring Measurement - Warrant Derivative Liabilities and Conversion Feature Derivative (see also Note 12 and 16)

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Exercise Price

The exercise price is fixed and determined under the terms of the financing facility it was issued.

Remaining Term

The remaining term is calculated by using the estimated life of the outstanding principal liability at the re-measurement date.

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

For both contractors and advisory board members, we recognize the guidance for share-based compensation awards to non-employees in accordance with ASC 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, we determine the fair value of the options or share-based compensation awards granted as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

Current tax is based on the income or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax assets are recognized for the expected future tax benefit to be derived from various sources such as tax losses and tax credit carry-forwards. Establishment of a valuation allowance is provided when it is more likely than not that deferred taxes will not be fully realized.

In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and reimbursement arrangements among related entities, the identification of revenue and expenses that qualify for preferential tax treatment and assessment of the sustainability of tax positions based on several factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity.

The Company files federal income tax returns in the U.S., various U.S. state jurisdictions and various foreign jurisdictions. The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for 3 years but can be extended to 6 years under certain circumstances. In other jurisdictions the period for examinations depends on local legislation, typically ranging from three to eight years. The Company’s policy is to record estimated interest and penalties on unrecognized tax benefits as part of its income tax provision.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has adopted the provisions of ASC 350-40, Internal-Use Software, and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project; the preliminary project stage is completed and when technological feasibility is established. Software developed for internal use has generally been used to deliver hosted services to the Company’s customers. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “construction in progress” (“CIP”) to a property and equipment asset subject to depreciation in accordance with the principle described in the previous sentence. In addition, account management also records equipment acquired from third parties, until it is ready for use. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. In 2018 and 2017, the Company did not record an impairment.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies’ fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. The Company adopted this standard on January 1, 2018 and there was no material effect as a result of the adoption of ASU 2016-01 on our consolidated financial statements.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under the retrospective transition approach. The guidance became effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company has retrospectively adopted this standard and the effects of the adoption are reflected on the accompanying Consolidated Statement of Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02), which together with subsequent amendments, modified lessee accounting guidance under Topic 840. This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company will adopt the new standard in the first quarter of its fiscal year 2019 using the optional transition method allowed by ASU 2018-11. The Company will elect not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, and not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component for new or modified leases. The Company does not expect the adoption of this standard to have a material effect on its financial statements for existing leases as of January 1, 2019. However, as a result of the iPass acquisition, the Company expects to record a Right of Use asset and related liability for the existing iPass leases subject to ASU 2016-02.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements; however, at the current time the Company has not determined what impact the adoption will have on its consolidated financial statements, financial condition or results of operations.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $513,575 and $90,173 as of December 31, 2018 and 2017, respectively.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets amounted to $2,083,950 and $900,369 as of December 31, 2018 and 2017, respectively. Prepaid expenses and other current assets consisted primarily of prepaid insurance, other prepaid operating expenses, prepaid taxes and prepaid Value Added Tax (“VAT”).  As of December 31, 2018, $424,167 of the prepaid expenses was related to VAT. On December 31, 2017, prepaid VAT represented $358,901.

Note 5. Other Assets

Other assets at December 31, 2018 and December 31, 2017, are long-term in nature and consist of long-term deposits to various telecom carriers and loans amounting to $45,336 and $91,267, respectively. The deposits are refundable at the termination of the business relationship with the carriers.

Note 6. Notes Receivable

The third quarter 2016 sale of ValidSoft for the price of $3,000,000 was completed and the Company received $2,000,000 in cash and a $1,000,000 promissory note. The Principal amount of $1,000,000 together with all interest was originally required to be paid by on or before September 30, 2018 bearing interest of 5% per annum. During 2017 we accrued $21,639 for interest, credited $375,594 for Company liabilities assumed by ValidSoft and credited $51,525 as a partial repayment on the principal which results in a remaining outstanding principal amount of $594,520. On July 22, 2018, an agreement was made to extend the maturity date of the note to September 30, 2019. At December 31, 2018 we accrued $4,780 for interest which results in a remaining outstanding principal amount of $576,769.

In June 2020, the Company amended the promissory note with ValidSoft and entered into a Replacement Note in the amount of $512,380 which represented the outstanding principal and interest balance as of December 31, 2019. The amendment extended the maturity date of the promissory note to March 31, 2021. In connection with the amendment, ValidSoft agreed to pay $53,769 in overdue fees in two installments with the first installment of $26,885 paid at the time of the amendment and the remaining balance was paid in October 2020. The amendment also contains a provision for a discount if ValidSoft prepays any or all amounts outstanding prior to their scheduled due dates.

On November 26, 2018, the Company executed a senior secured promissory note from Yonder Media Mobile (“Yonder”), an unrelated entity, with interest accruing at a simple rate of 6% per annum with a maturity date of May 26, 2020. The principal amount is $500,000 and accumulated interest for 2018 was $5,667 which results in a remaining outstanding amount of $505,667. All principal and interest are due on the maturity date. In July 2020, the Company settled this promissory note, and subsequent notes entered into in 2019, by conversion of the amounts outstanding into shares of Yonder.

The total notes receivable held by the Company as of December 31, 2018 and 2017, was $1,082,436 and $594,520, respectively.

Note 7.  Property and Equipment

Property and equipment at December 31, 2018 and December 31, 2017 consisted of:

	Average
	Estimated
	Useful
	Lives	December 31,	December 31,
	(in years)	2018	2017
Furniture and fixtures	5	$168,453	$139,857
Computer, communication and network equipment	3 - 10	21,008,928	17,020,421
Software	5	5,310,767	2,899,794
Automobiles	5	12,944	10,744
Software development	1	1,734,866	398,654
Total property and equipment		28,235,958	20,469,470

Less: accumulated depreciation and amortization		(22,792,183)	(15,755,760)
Total property and equipment, net		$5,443,775	$4,713,710

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The total amount of product development costs (internal use software costs) that are capitalized in Property and Equipment during the years ended December 31, 2018 and 2017 was $1,282,054 and $661,605, respectively.

During the years ended December 31, 2018 and December 31, 2017, the Company amortized $900,723 and $896,039 of software development, respectively.

Note 8. Long-Term Investments

As of December 31, 2018, the Company no longer held any long-term investments. The long-term investment held by the Company as of the year ended December 31, 2017, of $3,230,208 was Artilium common shares, which the Company now owns 100% of and our investment in our subsidiary is eliminated upon consolidation.

Note 9. Net Billings in Excess of Revenues

Because the Company recognizes revenue upon performance of services, net billings in excess of revenues represents amounts received from the customers for which either delivery has not occurred or against future sales of services. As of December 31, 2018, the balance of net billings in excess of revenues was $227,304. For the corresponding period in 2017, the net billings in excess of revenues balance was $242,986.

Note 10. Accrued Expenses

As of December 31, 2018 and December 31, 2017, the accrued expenses were comprised of the following:

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
Accrued expenses and other payables	2018	2017
Accrued selling, general and administrative expenses	$1,188,875	$1,119,571
Accrued salaries and bonuses	1,596,212	1,178,856
Accrued employee benefits	-	1,165,373
Accrued restructuring & acquisition related costs	1,885,194	-
Accrued cost of service	812,945	413,942
Accrued taxes (including VAT)	1,833,764	877,366
Accrued interest payable	67,613	96,801
Other accrued expenses	356,225	398,221
	$7,740,828	$5,250,130

Accrued taxes include income taxes payable as of December 31, 2018, amounting to $81,378. See Note 21 of the Financial Statements for more information.

Accrued Selling, General and Administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing and sales expenses, and office related expenses.

Note 11. Promissory Notes and Unsecured Convertible Promissory Notes

Promissory Notes

The Promissory Notes of $681,220 are 4 bank notes secured through by Artilium with varying original maturity dates ranging between 6 and 18 months with an average interest rate of 2%. The notes are not convertible and are not included in any of the tables in the remainder of this note 11.

9% Unsecured Convertible Promissory Notes

The Unsecured Convertible Promissory Notes are split into a long-term portion and a current portion, at December 31, 2018 only the current portion exists.

Breakdown of the Unsecured Convertible Promissory Notes (net of debt discounts)	Outstanding December 31, 2018	Long Term to Short Term re- allocation	Regular Amortizations (during 2018)	Conversions (during 2018) including accelerated amortization	Outstanding December 31, 2017
9% Unsecured Convertible Note (Private Offering Q4-2015 – Q1-2016)	$-	$40,967	$(59,340)	$56,348	$(37,975)
9% Unsecured Convertible Note (Saffelberg)	-	-	(42,150)	622,023	(579,873)
Total Long-Term	-	40,967	(101,490)	678,371	(617,848)

9% Unsecured Convertible Note (Private Offering Q4-2015 – Q1-2016)	(106,967)	(40,967)	-	-	(66,000)
Total Short Term	(106,967)	(40,967)	-	-	(66,000)

Total Unsecured Convertible Promissory Notes	$(106,967)	$-	$(101,491)	$678,372	$(683,848)

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company filed a Registration Statement on Form S-3 registering the resale of the Note Shares and Warrant Shares that became effective November 14, 2016.

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

The value of the Warrants and the conversion feature to the investors and the Placement Agent cash fees and warrants have been capitalized and offset against the liability for the Notes. By doing this the Company followed ASU 2015-03 guidelines to also offset the debt issuance costs against the liability of the convertible notes. This resulted in a total initial debt discount of $2,395,290 and $467,568 of financing costs incurred in connection with the offering. The debt discount and debt issuance costs are being amortized over the term of the Notes using the effective interest method.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Breakdown of the 9% Saffelberg Note (Unsecured Convertible)

(Maturing August 18, 2019)

	December 31, 2018	Regular Amortizations (during 2018)	Conversions (during 2018) including accelerated amortization	Outstanding December 31, 2017
Convertible Note Principal Amount
Principal Amount (Long-Term)	$-	$-	$723,900	$(723,900)
Debt Discounts & Financing Costs
Investor Warrants	-	(30,154)	(73,900)	104,054
Conversion Feature value	-	(11,996)	(27,977)	39,973
	$-	$(42,150)	$622,023	$(579,873)

On June 29, 2018, the Company entered into an agreement with Saffelberg Investments N.V. (“Saffelberg”)  agreeing to (i) pay the balance and interest of the September 7, 2017 repayment agreement, (ii) convert at $2.37 per share on July 11, 2018 the August 18, 2016 $723,900 convertible note and accrued interest into 387,913 common shares, (iii) adjust the strike price of the 96,250 warrants to a fixed amount of $2.37 on June 29, 2018 and (iv) register converted 387,913 common shares, the 96,250 warrant and other shares held by Saffelberg in the next registration statement.

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

Note 12. Warrant and Conversion Feature Liabilities

In the past the Company used equity instruments to improve the yield of the Notes (Investors). During 2018, all of the outstanding derivative liabilities have either been renegotiated or extinguished by other reasons.

Currently, the Company has identified the following movements during 2018 for the number of rights owned by the holders for the following groups.

Number of underlying shares for Liability Warrants & Conversion Features	Outstanding December 31, 2018	Agreement Amendments / Interest effects	Exercises/ Conversions / Expirations	Outstanding December 31, 2017
9% Convertible Note - Other Investor	-	(472,030)	(387,913)	859,943
Outstanding Liability Conversion Features	-	(472,030)	(387,913)	859,943

Other 9% Convertible Note Warrants	-	(96,520)	-	96,520
Outstanding Liability Warrants	-	(96,520)	-	96,520

Total	-	(568,550)	(387,913)	956,463

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 29, 2018, the Company amended the Saffelberg convertible note dated August 18, 2016 with principal of $723,900 and amended the August 18, 2016 Warrant. These amendments removed the elements that generated the derivative liabilities and related expense from the convertible note and warrant.

Note 13. Obligations under Capital Leases

The Company had a financing arrangement with one of its vendors to acquire equipment and licenses. This trade arrangement matured in January 2017.

Note 14. Other long-term payable

As of December 31, 2018, the other long-term liabilities amounted to $212,703 compared to $151,163 as of December 31, 2017, respectively.

Note 15. Related Party Loan

As of December 31, 2018, Pareteum BV has an outstanding loan to Comsystems (a company owned by Gerard Dorenbos). Prior to the acquisition by Pareteum, Gerard Dorenbos was a shareholder of Artilium PLC, with approximately 15% of the total shares of Artilium PLC, and a board member of Artilium PLC.

The loan has a maturity date of December 31, 2021. The total amount outstanding balance as of December 31, 2018 was $341,998 which carries an 8% interest rate and is reflected as a related party loan in the accompanying consolidated balance sheet. All principal and interest are due on the maturity date.

Note 16. Fair Value Measurements

In case the Company needs to account for derivative liabilities, the Company uses the Monte Carlo valuation model and the Black-Scholes model to determine the value of the outstanding warrants and conversion feature, in these situations, the Company hires a third-party valuation expert to prepare such calculations.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 17. Stockholders’ Equity

(A) Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. The Company had 97,852,911 shares of common stock issued by the Company’s stock transfer agent and outstanding as of December 31, 2018, an increase of 51,235,818 shares from December 31, 2017, the increase has mainly been caused by the net issuance of shares relating to the acquisition of Artilium (37,511,447 shares issued less shares cancelled in the acquisition of 3,200,332), warrant exercises (11,111,780), equity fund raises (2,453,400), non-cash compensation for board and management (2,279,688), note conversions (410,205), settlement of debt (375,857), consultants (234,553) and option exercises by staff (59,220). As of December 31, 2018 approximately 439,619 stock awards vested under the Company’s non-cash compensation plans and the shares are reflected on the Consolidated Statement Of Changes In Stockholders’ Equity/Deficit as outstanding at December 31, 2018 for which the issuance of the shares from the Company’s stock transfer agent are pending.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(C) Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. Often these warrants could be classified as equity instead of a derivative. As of December 31, 2018, no warrants have been classified as derivative warrants compared to 96,520 warrants outstanding as per December 31, 2017 (see note 12) with a total fair market value of $170,744.

The table below summarizes the warrants outstanding (in share amounts) as of December 31, 2018 and as of December 31, 2017:

Warrants:	Number of Warrants (in shares)
Outstanding as of January 1, 2017	2,204,586
Issued	25,696,801
Exercised	(7,362,786)
Expirations	(2,402,769)
Outstanding as of December 31, 2017	18,135,832
Issued	196,750
Exercised	(14,463,097)
Expirations	(80,003)
Outstanding as of December 31, 2018	3,789,482

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	December 31, 2018	December 31, 2017
Equity Warrants – Fundraising	$1.05 - $5.375	2019 - 2023	3,789,482	18,039,312
Liability Warrants – Fundraising	$0.8418	2019	-	96,520
			3,789,482	18,135,832

The discussion below describes the warrant activity (in shares) during the year ended December 31, 2018.

Warrants - Issued

On May 9, 2018, Pareteum Corporation, entered into a securities purchase agreement (the “Purchase Agreement”) with select accredited investors relating to a registered direct offering, issuance and sale (the “2018 Offering”) of an aggregate of 2,440,000 shares (the “Shares”) of the Company’s common stock, $0.00001 par value per share (the “Common Stock”), at a purchase price of $2.50 per share for total gross proceeds of $6,100,002, with related financing fees totaling $700,817.

Dawson James Securities, Inc. (the “Placement Agent”) acted as placement agent on a best-efforts basis in connection with the Offering, pursuant to a placement agency agreement (the “Placement Agreement”) that was entered into on May 9, 2018. We agreed to issue the Placement Agent, in a private transaction, a warrant to purchase 122,000 shares of Common Stock at an exercise price ($3.125) equal to 125% of the offering price per share.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dawson James Securities, Inc. (the “Placement Agent”) received as compensation for services rendered issued a warrant to purchase 74,750 shares of Common Stock at the one five-year warrant to purchase such number of Shares equal to 5.0% of the Shares sold in this Offering at an exercise price of $1.3125 (125% of the price per Share).

Warrants – Exercised

During 2018 several warrant holders decided to exercise, some of the exercises have been made “cashless” as per the conditions stipulated in the agreement in certain situations. In total 14,463,097 warrants were exercised, resulting in 11,111,870 shares issued, 8,826,567 of them were exercised cashless resulting in no cash collection by the Company and 5,636,530 warrants were exercised at an average exercise price of $1.0847, with cash received of $6,114,083 during 2018.

Warrants – Expirations

During 2018 warrants totaling 80,003 expired of which 80,000 were not exercised by the holder as the exercise price was higher than the actual share price on the stock market and another 3 warrants were eliminated due to rounding as a result of the reversed-stock-split

Note 18.  Non-controlling Interest

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

The diluted share base for fiscal 2018 and 2017 excludes incremental shares related to convertible debt, warrants to purchase Common Stock, stock-based compensation shares waiting to be issued and employee awards and or stock options as follows:

Dilutive Securities	2018	2017
Convertible Notes	39,500	920,972
Warrants	3,789,482	18,135,832
Shares “Pending to be issued”	-	620,056
Time Conditioned Share Awards	1,480,557	1,518,055
Employee Stock Options	3,663,812	3,028,184
	8,973,351	24,223,099

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During 2018, 120,529 shares were issued under the 2008 Plan, all of them being non-cash compensation and or bonus granted to staff, management and board members for services during 2018, no shares were issued under the plan as a result of employee option exercises.

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

Reconciliation of registered and available shares and/or options as of December 31, 2018:

	Full Year 2018	Total

Registered 2008	-	200,000
Registered 2011	-	720,000
Approved increase 2013	-	920,000
Approved increase 2014	-	400,000
Total Approved under this plan		2,240,000
Less shares (issued to):
Consultants	-	326,140
Directors, Officers and staff	120,529	771,529
Options exercised	-	95,284
Less options (movements):
Revoked/Expired and Outstanding	925,118	203,266
Available for grant at December 31, 2018:		843,781

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2017 Long-Term Incentive Compensation Plan

On April 13, 2018, the Company filed an S-8 to register the issuance and sale of the remaining 3,000,000 shares of common stock of the 2017 Long Term Incentive Compensation Plan which was previously ratified by our stockholders on September 12, 2017 at our annual meeting. This incentive plan provides for awards of up to 6,500,000 shares of common stock, in the form of options, restricted stock awards, stock appreciation rights (“SAR’s”), performance units and performance bonuses to eligible employees and the grant of nonqualified stock options, restricted stock awards, SAR’s and performance units to consultants and eligible directors.

During 2018, 1,141,172 shares of common stock were issued to directors, officers and staff, 387,130 shares of common stock were issued to consultants for services provided and 59,220 were issued to staff for exercising options, furthermore 480,557 shares of common stock are currently reserved for time conditioned share awards for management (236,113) and board members (244,444) and 3,460,546 options were granted and are reserved for management, board members and staff.

Reconciliation of registered and available shares and/or rights as of December 31, 2018:	Total

Approved by the Shareholders	6,500,000

Registered 2017 (S-8 dated June 14, 2017)	3,500,000
Registered 2018 (S-8 dated April 13, 2018)	3,000,000

	Movement
Less shares (issued to):	2018
Consultants	387,130	507,281
Directors, Officers and staff	1,141,172	2,640,410
Options exercised	59,220	59,220
Total Shares issued in 2018:		3,206,911

Available for issuance at December 31, 2018 (under the S-8 registration statements)		3,293,089

Less outstanding rights (movements):
Options	1,560,746	3,460,546
Time Conditioned Share Awards	(1,023,604)	480,557
Available for grant at December 31, 2018: (approved by shareholders)		(648,014)

The Company plans on filing an additional S-8 registration statement for issuances that have been approved by shareholders, but still require registration. Due to administrative error, the Company issued options exercisable for 648,014 more shares of common stock than were approved under the 2017 Plan. Accordingly, the Company expects to amend the 2017 Plan and register the issuance of the excess shares with SEC prior to the exercise of such excess options.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the status and assumptions used of options outstanding as of the years ended December 31, 2018, and 2017:

	Twelve months period ended
	December 31, 2018	December 31, 2017
Option Grants
During the year	1,999,685	1,971,800
Weighted Average Annual Volatility	130%	93%
Weighted Average Cumulative Volatility	216%	156%
Weighted Average Contractual Life of grants (Years)	4.07	3.99
Weighted Average Expected Life of grants (Years)	2.79	2.84
Weighted Average Risk Free Interest Rate	2.6928%	1.4906%
Dividend yield	0.0000%	0.0000%
Weighted Average Fair Value at Grant-date	$1.678	$0.553

Options Outstanding
Total Options Outstanding	3,460,546	1,899,800
Weighted Average Remaining Contractual Life (Years)	2.98	3.51
Weighted Average Remaining Expected Life (Years)	1.84	2.35
Weighted Average Exercise Price	$1.81	$1.00
Aggregate Intrinsic Value (in-the-money options)	$1,723,086	$2,032,786

Options Exercisable
Total Options Exercisable	841,053	-
Weighted Average Exercise Price	$1.00	$-
Weighted Average Remaining Contractual Life (Years)	2.24	-
Aggregate Intrinsic Value	$580,327	$-

Unvested Options
Total Unvested Options	2,619,493	1,899,800
Weighted Average Exercise Price	$2.06	$1.00
Forfeiture rate used for this period ended	11.247%	3.651%

Options expected to vest
Number of options expected to vest corrected by forfeiture	2,324,885	1,830,429
Unrecognized stock-based compensation expense	$2,448,790	$866,889
Weighting Average remaining contract life (Years)	2.86	3.38

Exercises
Total shares delivered/issued	59,220	-
Weighted Average Exercise Price	$1.00	$-
Intrinsic Value of Options Exercised	$101,084	$-

At December 31, 2018, the unrecognized expense portion of the share-based option awards granted to management, directors and employees under the 2017 Plan was approximately $1,985,465 adjusted for cancellations, forfeitures and returns during the preceding period.

2018 Long-Term Incentive Compensation Plan

On October 10, 2018, the Company filed an S-8 to register the issuance and sale of the remaining 8,000,000 shares of common stock of the 2018 Long Term Incentive Compensation Plan which was previously ratified by our stockholders on September 12, 2017 at our annual meeting. This incentive plan provides for awards of up to 8,000,000 shares of common stock, in the form of options, restricted stock awards, stock appreciation rights (“SAR’s”), performance units and performance bonuses to eligible employees and the grant of nonqualified stock options, restricted stock awards, SAR’s and performance units to consultants and eligible directors.

During 2018, 1,267,912 shares of common stock were issued to certain officers under the 2018 Plan. This is included in the accompanying consolidated statement of changes in stockholders’ equity (deficit) under vesting of restricted and common stock awards.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of registered and available shares and/or rights as of December 31, 2018:	Total
Approved by the Shareholders	8,000,000

Registered 2018 (S-8 dated October 10, 2018)	8,000,000

	Movement
Less shares (issued to):	2018
Consultants	-	-
Directors, Officers and staff	1,267,912	1,267,912
Options exercised	-	-
Total Shares issued:		1,267,912

Available for issuance at December 31, 2018 (under the S-8 registration statement)		6,732,088

Less outstanding rights (movements):
Options	-	-
Time Conditioned Share Awards	1,000,000	1,000,000
Available for grant at December 31, 2018:		5,732,088

The outstanding Time Conditioned Share Awards will be expensed at the fair market value on the date of grant. The current award will vest pro-rata during the 12 months of 2019.

Share-Based Compensation Expense

The Company recorded for the year ended December 31, 2018, $6,782,759 of share-based compensation for both equity and liability classified awards, of which $120,000 relate to the 2008 Plan, $2,977,834 to the 2017 Plan, $3,249,999 relate to the 2018 Plan and $434,926 relates to the expensing of shares issued as restricted securities as defined in Rule 144 of the Securities Act and not issued under the 2008 Plan or 2017 Plan. For the comparable period in 2017 the expensing was in total $1,845,520 for shares issued under the 2008 Plan, $2,006,173 to the 2017 Plan and $437,340 for expensing of the issuance of restricted shares under the Rule 144 of the Securities Act. In case of grant of options, the Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-options at grant and subsequent expensing until the moment of vesting.

Share-based Compensation Expense

Stock-Based Compensation Expense	Twelve months ended December 31, 2018	Twelve months ended December 31, 2017
Consultancy services	$536,686	$674,553
Directors and Officers (shares and options)	5,141,213	3,070,520
Employees (shares and options)	1,104,860	543,960
Total	$6,782,759	$4,289,033

Note 21.  Income taxes

For financial statement purposes, loss before the income tax (benefit) provision is generated by the following;

	2018	2017
Domestic	$(19,368,370)	$(11,993,500)
Foreign	1,170,818	(362,274)
Total loss before income tax provision	$(18,197,552)	$(12,355,774)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary from none (zero) to 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, in all jurisdictions where the Company has a net deferred tax asset, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred tax assets to zero. The Company’s 2018 income tax benefit of $0.2 million relates to the benefit associated with the net losses in certain foreign jurisdictions offset by current taxes in other foreign jurisdictions with taxable income.

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

Income tax (benefit) expense for each year is summarized as follows:

	December 31, 2018	December 31, 2017
Current:
Federal	$-	$-
State	-	-
Foreign	81,378	107,205
	81,378	107,205
Deferred:
Federal	-	-
State	-	-
Foreign	(255,296)	-
	(255,296)

Income tax (benefit) expense	$(173,918)	$107,205

The following is a reconciliation of the provision for income taxes at the US federal statutory rate (21%) and (34%) to the foreign income tax rate for the years ended:

	December 31, 2018	December 31, 2017
Tax expense at statutory rate federal	21%	34%
Foreign income tax rate difference	-	(3)%
Transaction costs	(7)%	-
Compensation	(6)%	-
GILTI	(1)%	-
Non-operating gain on stock acquisition	8%
Change in valuation allowance	(15)%	(32)%
Other	1%	-
	1%	(1)%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2018	2017
Deferred tax attributable to:
Net operating losses	$31,927,996	$35,524,856
Stock-based compensation expense	301,831	-
Accrued liabilities and allowances	256,802	-
Other	65,758	-
Less: valuation allowance	(29,811,597)	(35,524,856)
Total deferred tax assets	2,740,790	-

Deferred tax liabilities attributable to:
Intangibles assets	(10,002,912)	-
Deferred revenue	(1,123,626)	-
Total deferred tax liabilities	(11,126,538)	-
Net deferred tax liabilities	$(8,385,748)	$-

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of October 1, 2018, the Company acquired Artilium PLC, as a result of the purchase price allocation the company recorded a net deferred tax liability of $8.6 million for basis difference on acquired intangible assets and tax attributes from the business combination.

As of December 31, 2018, and 2017, the Company had net operating losses carryforwards of approximately $150 million and $109 million, respectively. Any net deferred tax assets in a jurisdiction have been offset by a full valuation allowance in both 2018 and 2017 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances in the future, if any, will be recognized through earnings.

As of December 31, 2018, and 2017, the Company’s US based subsidiaries had net federal and state operating loss carryforwards of approximately $64 million and $57 million, respectively. Federal and state net operating loss carry forwards in the US started to expire in 2018. At December 31, 2018, the net operating loss carryforwards for foreign countries amounts to approximately $86 million. Losses in material foreign jurisdictions will expire in 2018 and forward.

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

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2018 and 2017, the Company accrued a liability of $0 and $246,370, respectively, for an uncertain tax position, including interest and penalties. For the year ended December 31, 2018, there were no events that occurred that would cause the Company to record an uncertain tax position. The uncertain tax position from the prior year was resolved by either settlement with the tax authorities within the jurisdiction or payment resolution.

Note 22. Commitments and Contingencies

Ellenoff Grossman & Schole LLP, claimed legal fees.

On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $817,822 in unpaid legal fees for January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement for the full $817,822 with agreed-upon monthly installment payments through August 31, 2019. As of December 31, 2018, the amount outstanding on the settlement agreement is $365,815.

The Company is involved in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on our financial position, liquidity, or results of operations.

telSPACE v. Elephant Talk et al.

telSPACE, LLC (“Claimant”) commenced arbitration on or about September 7, 2016, by the filing of a statement of claim. telSPACE, LLC asserted claims arising out of Software Licensing Agreements (“Licensing Agreements”) entered into by Claimant and mCash Holdings LLC (together, “Licensors”), on the one hand, and Telnicity, on the other, which Telnicity subsequently assigned to the Company. Pursuant to the Licensing Agreements, the Company obtained the license to use certain intellectual property in exchange for monthly payments to the Licensors. Claimant alleged that the Company failed to make monthly payments from on or about November 2015, causing the Licensors to terminate the Licensing Agreements, and continued using Licensors’ intellectual property after such termination. Based on these allegations, Claimant asserted claims for breach of contract, misappropriation of trade secret, and copyright infringement. Claimant seeks unspecified damages, specific performance, prejudgment interest, attorneys’ fees, and costs.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Artilium Africa, LLC et al. v. Artilium, PLC et al

Artilium Africa, LLC et al. v. Artilium, PLC et al.; ICDR Case No. 01-19-0003-1680 and Artilium Africa, LLC and Tristar Africa Telecom, LLC v. Pareteum Corporation are related matters arising out of the same dispute. The former matter is an arbitration filed with the International Center for Dispute Resolution on October 1, 2019 alleging that Artilium Group Limited, a subsidiary of Pareteum Corporation formerly known as Artilium PLC (“Artilium”), breached an Operating Agreement relating to a joint venture called Artilium Africa formed by Artilium Green Globe Services LLC and Tristar Africa Telecom, LLC (“Tristar”) to provide mobile data, cloud, and telecom services throughout Africa. The Claimants in the ICDR arbitration are seeking $30 million. The latter matter is a civil case filed on October 10, 2019 in the United States District Court for the District of Delaware. The Plaintiffs in the Delaware case allege that Pareteum Corporation tortuously interfered with Tristar’s contract with Artilium in order to enter into the same type of agreement with Artilium. The Plaintiffs are seeking $150,000 in damages.

SEC Subpoenas and other proceedings

The Audit Committee of the Company’s board of directors has conducted an internal investigation into the source of the accounting errors causing the restatement. As a result of this investigation, the Company has instituted, and will continue to implement and evaluate, additional remedial measures and internal controls to ensure that it has the right processes, people and discipline in place.

Sec Investigation. August 2019 and February 2020, the SEC issued the Company subpoenas requiring the production of documents related to, among other things, the Company’s recognition of revenue, practices with certain customers, and internal accounting controls. The SEC investigation is ongoing and the Company and the SEC staff are engaged in preliminary discussions regarding a potential resolution of the investigation. We express no opinion as to the outcome of this matter.

In re Pareteum Securities Litigation is the consolidation of various putative class actions that were filed in the United States District Court for the Southern District of New York. The court consolidated the actions on January 10, 2020 and named the Pareteum Shareholder Investor Group as the Lead Plaintiff. The Lead Plaintiff is asserting claims on behalf of purported purchasers and/or acquirers of Company securities between December 14, 2017 and October 21, 2019. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Denis McCarthy, Dawson James Securities Inc., and Squar Milner (“Defendants”). The Lead Plaintiff alleges that Defendants caused the company to issue certain materially false or misleading statements in SEC filings and other public pronouncements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12 and 15 of the Securities Act of 1933. Lead Plaintiff seeks to recover compensatory damages with interest for itself and the other class members for all damages sustained as a result of Defendants’ alleged wrongdoing and reasonable costs and attorney’s fees incurred in the case.

Douglas Loskot v. Pareteum Corp. et al. is a putative class action that was filed in the Superior Court of California, County of San Mateo, on May 29, 2020. It was brought on behalf of all former shareholders of iPass Inc. who received shares of Pareteum common stock pursuant to a February 12, 2019 exchange tender offer. The Complaint alleges that the defendants caused the Company to issue materially false or misleading statements in SEC filings submitted in connection with the tender offer in violation of Sections 11 and 15 of the Securities Act.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Miller ex rel. Pareteum Corporation v. Victor Bozzo, et al. was filed on February 28, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff William Miller (“Plaintiff”), derivatively on behalf of Nominal Defendant, the Company, against certain officers and directors of Pareteum, including Victor Bozzo, Laura Thomas, Yves van Sante, Luis Jimenez-Tunon, Robert Lippert, Robert H. Turner, Edward O’Donnell, and Denis McCarthy (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff all costs and expenses incurred in pursuing the claims.

Zhang ex rel. Pareteum Corporation v. Robert H. Turner, et al. was filed on May 26, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Wei Zhang (“Plaintiff”), derivatively on behalf of Nominal Defendant, the Company, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tunon, Robert Lippert, Laura Thomas, and Yves van Sante (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff all costs and expenses incurred in pursing the claim.

Shaw ex. rel. Pareteum Corporation v. Luis Jimenez-Tunon, et al. was filed on July 10, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Michael Shaw (“Plaintiff”), derivatively on behalf of Nominal Defendant, the Company, against certain officers and directors of Pareteum, including Luis Jimenez-Tunon, Robert Lippert, Yves Van Sante, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, and Laura Thomas (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, and awarding Plaintiff all costs and expenses incurred in the Shaw Action.

In re Pareteum Corporation Stockholder Derivative Litigation (the “Delaware Derivative Action”) is a consolidated action the was originally filed in the United States District Court for the District of Delaware and joins several related derivative actions. Specifically, on April 3, 2020, the District Court consolidated related suits brought by stockholders Edward Hayes, Juanita Silvera, and Brad Linton (“Plaintiffs”), derivatively on behalf of Nominal Defendant, the Company, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Laura Thomas, Victor Bozzo, Luis Jimenez-Tunon, Robert Lippert, Rob Mumby and Yves Van Sante (the “Individual Defendants”). Plaintiffs in the related actions have alleged that the Individual Defendants caused Pareteum to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiffs allege that as a result of the Individual Defendants’ misconduct, they are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, and gross mismanagement. Plaintiffs seek a judgment (1) declaring that the Individual Defendants breached their fiduciary duties and/or aided and abetted the breach of their fiduciary duties; (2) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty and violations of federal securities laws; (3) ordering that the Individual Defendants disgorge any performance-based compensation that was received during, or as a result of, the Individual Defendants’ breaches of fiduciary duty; (4) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (5) granting appropriate equitable or injunctive relief to remedy the Individual Defendants’ breaches of fiduciary duties and other violations of laws; (6) awarding Pareteum restitution from the Individual Defendants; and (7) awarding Plaintiff all costs and expenses incurred in the Related Suits and Delaware Derivative Action. On July 22, 2020, this action was transferred to the United States District Court for the Southern District of New York. Since that transfer, a docket has not yet been opened in the Southern District of New York and Plaintiffs have yet to file a complaint.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sabby Volatility Warrant Master Fund, Ltd. v. Pareteum Corp., et al., No. 19-cv-10460 (S.D.N.Y.) (the “Section 11 Action”), is an action brought under Section 11 of the Securities Act of 1933 by an investor, Sabby Volatility Master Fund, Ltd. (“Plaintiff”), against the Company, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Robert Lippert, Yves Van Sante, and Luis Jimenez Tunon (collectively, the “Defendants”). It was filed on Nov. 11, 2019. Plaintiff alleges that Defendants caused the company to issue false or misleading statements in a Registration Statement filed with the Securities Exchange Commission. As a result of the alleged misconduct, Plaintiff claims that Defendants are liable for violations of Section 11 of the Securities Act, breaches of a Securities Purchase Agreement (the “SPA”) entered into between Plaintiff and Pareteum, and contractual indemnification allegedly owed to Plaintiff under the SPA. Plaintiff seeks monetary damages and/or rescission of the SPA, and indemnification by Pareteum for any losses resulting from its alleged breach of the SPA, including costs and expenses incurred in connection with the Section 11 Action.

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

Note 23. Geographic Information

Year ended December 31, 2018
	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$18,752,751	$1,504,854	$20,257,605
Identifiable assets	$153,471,150	$6,038,124	$159,509,274

Year ended December 31, 2017
	Europe	Other foreign countries	Total
Revenues from unaffiliated customers	$12,428,942	$1,118,565	$13,547,507
Identifiable assets	$7,214,217	$18,111,816	$25,326,033

Note 24. Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized as follows:

For the year ended December 31, 2018, the Company had one customer that accounted for 64% of total revenue. For the year ended December 31, 2017, the Company had two customers that accounted for 96.9% of total revenue.

As of December 31, 2018, the Company had one customer that accounted for 10% of accounts receivable including unbilled revenue. As of December 31, 2017, the Company had two customers that accounted for 49.7% and 23.9%, respectively, of accounts receivable including unbilled revenue.

Note 25. Business Combinations

Acquisition of Artilium plc.  Artilium plc ("Artilium") is an innovative software development company active in the enterprise communications and core telecommunication markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and applications.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In October 2017, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Artilium. Pursuant to the Exchange Agreement, Artilium agreed to issue and deliver to the Company an aggregate of 27,695,177 of its newly issued ordinary shares in exchange for 3,200,332 restricted shares of the Company’s common stock valued at $3,230,208 (the Company’s ownership was approximately 7%). The Company accounted for the Exchange Agreement as a cost method equity investment in the amount of $3,230,208.

On June 7, 2018, the Artilium Board and the Pareteum Board announced that they had reached agreement regarding the terms of a recommended share and cash offer by Pareteum to acquire the issued and to be issued ordinary share capital of Artilium not already owned by Pareteum. Under the terms of the acquisition, each Artilium shareholder was entitled to receive 0.1016 Pareteum shares and 1.9 pence in cash per Artilium share upon completion of the transaction. The acquisition valued each Artilium share at 19.55 pence and the entire issued and to be issued ordinary share capital of Artilium at approximately $104.7 million (or £78.0 million), based on Pareteum’s closing share price of $2.33 on June 6, 2018 and the exchange rate of US$1.3413: £1.

On September 13, 2018, shareholders of Pareteum approved the proposed acquisition of the entire issued and to be issued ordinary shares of Artilium.

On October 1, 2018, The Pareteum completed the acquisition of all of the outstanding shares of Artilium. In connection with the acquisition, the Company issued an aggregate of 37,511,447 common shares of the Company’s stock which included 4,107,714 common shares issued to certain Artilium officers. The Company also paid 6,248,184 pounds or $8,142,009 in cash.

At the time of the acquisition, the Company remeasured its previously held equity investment in Artilium with a carrying value of $3,230,208 (3,200,332 shares) and recorded a gain on investment of $6,370,787 based on the Company’s stock price of $3.00 per share on October 1, 2018. The shares previously issued to Artilium were cancelled at the time of the acquisition. The acquisition-date fair value of the Company’s equity investment is included in the purchase consideration.

The allocation of the purchase price was as follows (in thousands):

Purchase consideration:
Cash consideration	$8,142
Shares issued to shareholders’	112,535
Fair value of previously held equity investment	9,601
Purchase price allocation	130,278

Purchase price allocation:
Assets:
Current and long-term assets (including cash and cash equivalents of $825)	4,726
Intangible assets	40,800
Total assets	45,526
Liabilities:
Current and long-term liabilities	7,982
Deferred tax liabilities	8,641
Total liabilities	16,623
Estimated fair value of net assets acquired	28,903
Goodwill	$101,375

For the year ended December 31, 2018, the Company’s consolidated financial statements included Artilium and its subsidiaries from the acquisition date of October 1, 2018 through December 31, 2018.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price for Artilium’s intangible assets were as follows (in thousands):

	Estimated Fair Value	Useful Life (Years)
Technology	$20,600	6
Customer relationships	16,800	18
Tradename	3,400	5
Intangible assets	$40,800

Note 26. Related Party Transactions

During 2018 and 2017, the Company retained Robert Turner of InTown Legal Services, who is the son of Robert H. Turner, Executive Chairman of the Board. InTown Legal Services has a $5,000 per month minimum retainer with the Company and was paid $133,194 in 2018 and $66,114 in 2017. The agreement between the Company and InTown Legal Services is an at will agreement.

As of December 31, 2018, Pareteum BV has an outstanding loan to Comsystems (a company owned by Gerard Dorenbos). Prior to the acquisition by Pareteum, Gerard Dorenbos was a shareholder of Artilium PLC, with approximately 15% of the total shares of Artilium PLC, and a board member of Artilium PLC.

The loan has a maturity date of December 31, 2021. The total amount outstanding as of December 31, 2018 was $341,998 which carries an 8% interest rate and is reflected as a related party loan in the accompanying consolidated balance sheet. All principal and interest are due on the maturity date.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 27. Unaudited Quarterly Data (Restated)

Restatement information related to unaudited quarterly periods

The following tables present the unaudited condensed consolidated interim financial statements for the quarters in 2018. A summary of the effects of the prior period errors, as described in Note 1. Restatement, on the consolidated financial statements are as follows:

Consolidated Condensed Balance Sheet at March 31, 2018

	As reported	Adjustments		As restated
ASSETS
Accounts receivable,net	$1,954,495	$(912,607)	AB	$1,041,888
Total current assets	19,096,882	(912,607)		18,184,275
PROPERTY AND EQUIPMENT, NET	4,176,199	1,322,278	BE	5,498,477
Total assets	$27,198,601	$409,671		$27,608,272
LIABILITIES
Accounts payable and customer deposits	$2,286,345	$4,680	A	$2,291,025
Net billings in excess of revenues	316,040	(265,000)	A	51,040
Accrued expenses and other payables	4,841,163	(230,410)	BE	4,610,753
Total current liabilities	7,562,361	(490,730)		7,071,631
Total liabilities	10,211,950	(490,730)		9,721,220
STOCKHOLDERS' EQUITY
Common stock	324,866,254	(724,814)	BC	324,141,440
Accumulated other comprehensive loss	(6,202,289)	1,206,271	AB	(4,996,018)
Accumulated deficit	(301,677,314)	418,944	ABCE	(301,258,370)
Total stockholders’ equity	16,986,651	900,401		17,887,052

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,198,601	$409,671		$27,608,272

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Statement of Operations and Comprehensive Loss

Three Months ended March 31, 2018:	As Reported	Adjustments		As Restated
REVENUES	$4,112,570	$(462,457)	A	$3,650,113

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	1,194,523	4,986	A	1,199,509
Product development	726,845	922	C	727,767
Sales and marketing	688,998	15,156	C	704,154
General and administrative	2,296,852	(467,305)	CE	1,829,547
Total cost and operating expenses	5,946,108	(446,241)		5,499,867

LOSS FROM OPERATIONS	(1,833,538)	(16,216)		(1,849,754)

OTHER INCOME (LOSS)	(300,981)	-		(300,981)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,134,519)	(16,216)		(2,150,735)
Benefit for income taxes	(418)	-		(418)
NET LOSS	(2,134,101)	(16,216)		(2,150,317)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	104,402	88,284	E	192,686
COMPREHENSIVE LOSS	$(2,029,699)	$72,068		$(1,957,631)

Net loss per common share and equivalents - basic	$(0.04)			$(0.04)
Net loss per common share and equivalents - diluted	$(0.04)			$(0.04)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Statement of Cash Flows

Three Months ended March 31, 2018:
	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,134,101)	$(16,216)		$(2,150,317)
Adjustements to reconcile net loss to net cash used in operating activities
Stock based compensation	1,077,625	(487,819)	C	589,806
Changes in operating assets and liabilities
Decrease in accounts receivable	110,684	727,752	A	838,436
Increase in accounts payable and customer deposits	307,619	4,679	A	312,298
(Increase) decrease in net billings in excess of revenues	54,885	(265,000)	A	(210,115)
Decrease in accrued expenses and other payables	(383,139)	36,900	E	(346,239)
Net cash provided by operating activities	28,571	296		28,867

Net cash used in investing activities	(433,749)	-		(433,749)

Net cash provided by financing activities	2,525,037	-		2,525,037

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	131,111	(296)		130,815
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,250,970	-		2,250,970
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	13,737,675	-		13,737,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$15,988,645	$-		$15,988,645

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheet at June 30, 2018

	As reported	Adjustments		As restated
ASSETS
Accounts receivable,net	$3,852,866	$(2,508,400)	AB	$1,344,466
Total current assets	24,461,818	(2,508,400)		21,953,418
PROPERTY AND EQUIPMENT, NET	4,680,006	977,834	BE	5,657,840
Total assets	$33,056,779	$(1,530,566)		$31,526,213
LIABILITIES
Accounts payable and customer deposits	$2,568,505	$27,713	A	$2,596,218
Net billings in excess of revenues	258,904	207,047	A	465,951
Accrued expenses and other payables	3,697,831	(232,583)	ABE	3,465,248
Total current liabilities	6,659,253	2,177		6,661,430
Total liabilities	7,399,757	2,177		7,401,934
STOCKHOLDERS' EQUITY
Common stock	331,959,299	(447,055)	BCD	331,512,244
Accumulated other comprehensive loss	(6,281,426)	922,778	AB	(5,358,648)
Accumulated deficit	(300,020,851)	(2,008,466)	ABCDE	(302,029,317)
Total stockholders’ equity	25,657,022	(1,532,743)		24,124,279

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,056,779	$(1,530,566)		$31,526,213

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Statement of Operations and Comprehensive Loss

Three Months ended June 30, 2018:	As Reported	Adjustments		As Restated
REVENUES	$6,003,180	$(2,124,734)	A	$3,878,446

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	1,779,882	56,539	AC	1,836,421
Product development	753,931	50,082	C	804,013
Sales and marketing	652,442	156,793	C	809,235
General and administrative	2,214,070	39,260	CDE	2,253,330
Total cost and operating expenses	6,400,235	302,674		6,702,909

LOSS FROM OPERATIONS	(397,055)	(2,427,408)		(2,824,463)

OTHER INCOME (LOSS)	2,072,361	-		2,072,361

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,675,306	(2,427,408)		(752,102)
Provision for income taxes	18,842	2	E	18,844
NET INCOME (LOSS)	1,656,464	(2,427,410)		(770,946)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(79,137)	(283,493)	E	(362,630)
COMPREHENSIVE INCOME (LOSS)	$1,577,327	$(2,710,903)		$(1,133,576)

Net income(loss) per common share and equivalents - basic	$0.03			$(0.01)
Net Income(loss) per common share and equivalents - diluted	$0.03			$(0.01)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Statement of Operations and Comprehensive Loss

Six Months ended June 30, 2018:	As Reported	Adjustments		As Restated
REVENUES	$10,115,750	$(2,587,191)	A	$7,528,559

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	2,974,405	61,525	AC	3,035,930
Product development	1,480,776	51,002	C	1,531,778
Sales and marketing	1,341,440	171,949	C	1,513,389
General and administrative	4,510,922	(428,045)	CDE	4,082,877
Total cost and operating expenses	12,346,345	(143,569)		12,202,776

LOSS FROM OPERATIONS	(2,230,595)	(2,443,622)		(4,674,217)

OTHER INCOME (LOSS)	1,771,378	1		1,771,379

LOSS BEFORE PROVISION FOR INCOME TAXES	(459,217)	(2,443,621)		(2,902,838)
Provision for income taxes	18,424	2	E	18,426
NET LOSS	(477,641)	(2,443,623)		(2,921,264)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income (loss)	25,266	(195,210)	E	(169,944)
COMPREHENSIVE LOSS	$(452,375)	$(2,638,833)		$(3,091,208)

Net loss per common share and equivalents - basic	$(0.01)			$(0.06)
Net loss per common share and equivalents - diluted	$(0.01)			$(0.06)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Statement of Cash Flows

Six Months ended June 30, 2018:
	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(477,641)	$(2,443,623)	A	$(2,921,264)
Adjustements to reconcile net loss to net cash used in operating activities
Stock based compensation	1,771,580	(224,480)	C	1,547,100
Shares issued for services	86,778	31,594	D	118,372
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(1,851,046)	2,323,544	A	472,498
Increase in accounts payable and customer deposits	606,393	27,873	A	634,266
Increase in net billings in excess of revenues	22,627	207,046	A	229,673
Decrease in accrued expenses and other payables	(1,508,005)	17,552	A	(1,490,453)
Net cash used in operating activities	(952,476)	(60,494)		(1,012,970)

Net cash used in investing activities	(1,877,477)	-		(1,877,477)

Net cash provided by financing activities	8,484,428	-		8,484,428

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	42,185	60,494		102,679
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,696,660	-		5,696,660
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	13,737,675	-		13,737,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$19,434,335	$-		$19,434,335

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheet at September 30, 2018

	As reported	Adjustments		As restated
ASSETS
Accounts receivable,net	$7,200,014	$(6,488,064)	AB	$711,950
Total current assets	27,007,590	(6,488,064)		20,519,526
PROPERTY AND EQUIPMENT, NET	3,944,659	987,077	BE	4,931,736
Total assets	$34,809,219	$(5,500,987)		$29,308,232
LIABILITIES
Accounts payable and customer deposits	$2,795,981	$261,692	A	$3,057,673
Net billings in excess of revenues	122,906	(122,227)	A	679
Accrued expenses and other payables	3,891,454	(268,567)	AB	3,622,887
Total current liabilities	6,900,649	(129,102)		6,771,547
Total liabilities	6,995,648	(129,102)		6,866,546
STOCKHOLDERS' EQUITY
Common stock	341,157,837	(1,739,749)	BCD	339,418,088
Accumulated other comprehensive loss	(6,303,005)	906,665	AB	(5,396,340)
Accumulated deficit	(307,041,261)	(4,538,801)	ABCDE	(311,580,062)
Total stockholders’ equity	27,813,571	(5,371,885)		22,441,686

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,809,219	$(5,500,987)		$29,308,232

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Statement of Operations and Comprehensive Loss

Three Months ended September 30, 2018:	As Reported	Adjustments		As Restated
REVENUES	$8,007,734	$(4,007,776)	A	$3,999,958

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	2,128,683	150,600	AC	2,279,283
Product development	765,723	(60,822)	C	704,901
Sales and marketing	842,743	(150,891)	C	691,852
General and administrative	8,127,982	(1,417,052)	ACDE	6,710,930
Restructuring and acquisition costs	1,994,512	728	E	1,995,240
Total cost and operating expenses	14,858,499	(1,477,437)		13,381,062

LOSS FROM OPERATIONS	(6,850,765)	(2,530,339)		(9,381,104)

OTHER INCOME (LOSS)	(150,058)	-		(150,058)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,000,823)	(2,530,339)		(9,531,162)
Provision for income taxes	19,583	2		19,585
NET LOSS	(7,020,406)	(2,530,341)		(9,550,747)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(21,580)	(16,113)	E	(37,693)
COMPREHENSIVE LOSS	$(7,041,986)	$(2,546,454)		$(9,588,440)

Net loss per common share and equivalents - basic	$(0.13)			$(0.16)
Net loss per common share and equivalents - diluted	$(0.13)			$(0.16)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Statement of Operations and Comprehensive Loss

Nine Months ended September 30, 2018:	As Reported	Adjustments		As Restated
REVENUES	$18,123,484	$(6,594,967)	A	$11,528,517

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	5,103,088	212,125	AC	5,315,213
Product development	2,246,499	(9,820)	C	2,236,679
Sales and marketing	2,184,183	21,058	C	2,205,241
General and administrative	12,638,904	(1,845,097)	ACDE	10,793,807
Restructuring and acquisition costs	2,073,705	728	E	2,074,433
Total cost and operating expenses	27,204,844	(1,621,006)		25,583,838

LOSS FROM OPERATIONS	(9,081,360)	(4,973,961)		(14,055,321)

OTHER INCOME (LOSS)	1,621,319	2		1,621,321

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,460,041)	(4,973,959)		(12,434,000)
Provision for income taxes	38,007	4		38,011
NET LOSS	(7,498,048)	(4,973,963)		(12,472,011)

OTHER COMPREHENSIVE LOSS
Foreign currency translation income (loss)	3,686	(211,323)	E	(207,637)
COMPREHENSIVE LOSS	$(7,494,362)	$(5,185,286)		$(12,679,648)

Net loss per common share and equivalents - basic	$(0.14)			$(0.23)
Net loss per common share and equivalents - diluted	$(0.14)			$(0.23)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Statement of Cash Flows

Nine Months ended September 30, 2018:

	As Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,498,048)	$(4,973,963)	A	$(12,472,011)
Adjustements to reconcile net loss to net cash used in operating activities
Stock based compensation	7,409,592	(1,625,380)	C	5,784,212
Shares issued for services	249,548	74,289	D	323,837
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(5,077,689)	6,303,208	A	1,225,519
Increase in accounts payable and customer deposits	798,573	261,851	A	1,060,424
Decrease in net billings in excess of revenues	(127,683)	(122,227)	A	(249,910)
Decrease in accrued expenses and other payables	(1,421,435)	6,469	AE	(1,414,966)
Net cash used in operating activities	(3,823,929)	(75,753)		(3,899,682)

Net cash used in investing activities	(2,189,415)	-		(2,189,415)

Net cash provided by financing activities	11,089,560	-		11,089,560

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	50,461	75,753		126,214
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,126,677	-		5,126,677
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	13,737,675	-		13,737,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,864,352	$-		$18,864,352

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Statement of Operations and Comprehensive Loss

Three Months ended December 31, 2018:

	As Reported	Adjustments		As Restated
REVENUES	$14,312,252	$(5,583,164)	AE	$8,729,088

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	5,226,558	(487,741)	A	4,738,817
Sales and marketing	977,051	15,114	C	992,165
General and administrative	5,170,008	1,365,348	ACDE	6,535,356
Total cost and operating expenses	19,873,586	892,721		20,766,307

LOSS FROM OPERATIONS	(5,561,334)	(6,475,885)		(12,037,219)

OTHER INCOME (LOSS)	(97,121)	6,370,788	EF	6,273,667

LOSS BEFORE BENEFIT FOR INCOME TAXES	(5,658,455)	(105,097)		(5,763,552)
Income tax benefit	(181,847)	(30,082)	E	(211,929)
NET LOSS	(5,476,608)	(75,015)		(5,551,623)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	2,226	5,440	E	7,666
COMPREHENSIVE LOSS	$(5,474,382)	$(69,575)		$(5,543,957)

Net loss per common share and equivalents - basic	$(0.06)			$(0.06)
Net loss per common share and equivalents - diluted	$(0.06)			$(0.06)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 28. Subsequent Events

iPass Inc. Acquisition

On February 12, 2019, Pareteum Corporation entered into the Consent with iPass SPV, and Fortress Credit Corp. (together with its affiliates, “Fortress”). Also, on February 12, 2019 the Company entered into the Joinder to Security Agreement, the Joinder to Guarantee and the Pledge Agreement, each for the benefit of or with Fortress, guaranteeing the Loan and granting a first-priority security interest in all of the assets of the Company to Fortress.

Pursuant to the Consent, Fortress consented to the consummation of the Merger Agreement by and among the Company, iPass Inc. (“iPass”) and TBR, Inc., a wholly owned subsidiary of the Company. The Company paid Fortress a cash fee of $150,000 and issued to Fortress warrants to purchase an aggregate of 325,000 shares of common stock.

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

On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Purchaser, and iPass. Pursuant to the Merger Agreement, Purchaser commenced the Offer for the iPass Shares for the transaction consideration provided for under the Merger Agreement, upon the terms and subject to the conditions set forth in the Prospectus/Offer to Exchange dated December 4, 2018 (together with any amendments and supplements thereto, the “Offer to Exchange”), and the related Letter of Transmittal. The Offer and withdrawal rights expired at 5:00 p.m. New York City time on February 12, 2019, and promptly following such time Purchaser accepted for payment and promptly paid for all validly tendered iPass Shares in accordance with the terms of the Offer.

On February 12, 2019, following acceptance and payment for the validly tendered iPass Shares and pursuant to the terms and conditions of the Merger Agreement, the Company completed its acquisition of iPass from the stockholders of iPass when Purchaser merged with and into iPass, with iPass surviving as a wholly owned subsidiary of the Company (the “iPass Merger”). The iPass Merger was governed by Section 251(h) of the Delaware General Corporation Law, as amended with no stockholder vote required to consummate the iPass Merger. At the effective time of the iPass Merger, each iPass Share outstanding was converted into the right to receive the iPass Merger consideration. The iPass Shares are no longer be listed on The Nasdaq Capital Market as a result of the transaction.

The consideration paid to stockholders of iPass by the Company was $30,654,194 which consisted of the issuance of 10,570,412 shares of its common stock at a stock price of $2.90 per share.

Devicescape Holdings, Inc.

On April 22, 2019, the Company, together with Devicescape Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Holdco” and together with the Company, the “Buyer”) entered into an asset purchase agreement (the “Purchase Agreement”) with Devicescape Software, Inc., a California corporation (“Devicescape”), whereby the Buyer acquired certain assets of Devicescape and assumed certain liabilities of Devicescape, such that Holdco shall continue as a surviving subsidiary of the Company holding the acquired assets and assuming those certain liabilities of Devicescape (the “Devicescape Purchase”). In connection with the Devicescape Purchase, and pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company paid cash consideration of $2,000,000 and issued to the stockholders of Devicescape an aggregate of 400,000 shares of the Company’s common stock at a value of $1,692,000 based on our closing price on April 22, 2019, of $4.23 per share.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s obligations under the Credit Agreement are secured by a first-priority security interest in all of the assets of the Company and guaranteed by certain subsidiaries of the Company. The Credit Agreement contains customary representations, warranties and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the Company as well as financial performance, including requirements to maintain a minimum of $2,000,000 of unrestricted cash, certain maximum total leverage ratios, a debt to asset ratio, maximum churn rate and minimum adjusted EBITDA. The Credit Agreement further provides customary events of default and cure periods for certain specified events of default, and in the event of uncured default, the acceleration of the maturity date, an increase in the applicable interest rate with respect to amounts outstanding under the Loan and payment of additional fees.

On February 26, 2019, pursuant to the terms of the Credit Agreement, the Company issued to Post Road 425,000 shares of common stock valued at $1,606,500 and recorded the amount as a debt issuance cost and amortized it through February 26, 2022. The Company will issue an additional 200,000 shares of its common stock upon the next subsequent funding, if any, under the Loan.

On August 22, 2019, the Company and Post Road entered into an agreement (the “Amendment”) to amend and waive certain provisions of the Credit Agreement. Pursuant to the Amendment, Post Road agreed to waive terms of certain obligations and covenants in the Credit Agreement and fund the Company an additional loan of $2,500,000. The Company agreed to issue to Post Road 550,000 shares of its common stock and an additional 200,000 shares of its common stock on November 15, 2019.

In September 2019, the Company paid off the Credit Agreement from the proceeds received from the Securities Purchase Agreement discussed below.

Other Financing

Securities Purchase Agreement

In September 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with institutional and accredited investors and sold: (i) 18,852,272 common stock units. Each unit consisted one share of common stock, one Series A warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock at price of $1.76 per share and (ii) 3,875,000 pre-funded warrants for the purchase of common stock units at price of $1.75 per share. These common stock units consisted of one share of common stock, one Series A warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock at an exercise price of $0.01 per share. The Company received net proceeds of $37,658,167 after deducting expenses of $2,303,083.

The Series A warrant provides for an exercise price of $2.25 per share and expires in September 2024. The Series B warrant provides for an exercise of $1.84 and expires in March 2021. The pre-funded warrants do not expire and are immediately exercisable except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The pre-funded warrants are classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity, and the fair value of the pre-funded warrants was recorded as a credit to common stock and is not subject to remeasurement. In October 2019, all of the pre-funded warrants were exercised in a cashless transaction resulting in the issuance of 3,845,193 shares of common stock.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Securities Purchase Agreement, the Company issued warrants to a placement agent to purchase 909,091 shares of its common stock. These warrants have exercise price of $3.00 per share and expire in September 2024. These warrants are classified as equity.

Redeemable Preferred Stock

From December 31, 2019 through July 2020, the Company issued 221 shares of 8% Series C Redeemable Preferred Stock (the “Series C Redeemable Preferred Stock”) in a series of private placement transactions exempt from the registration requirements of the Securities Act of 1933, as amended, for an aggregate purchase price of $14,132,951.

The Series C Redeemable Preferred Stock is governed by the terms of a Certificate of Designation, Preferences, and Rights of the Series C Redeemable Preferred Stock (the “Certificate of Designation”) on file with the Secretary of State of the State of Delaware, which establishes and designates the rights, powers and preferences of such securities. Under the Certificate of Designation, each share of Series C Redeemable Preferred Stock has a stated value of $100,000 per share (the “Stated Value”). Non-cumulative dividends are required to be paid on each share of the Series C Redeemable Preferred Stock at a rate of 8% per annum of the Stated Value. The Series C Redeemable Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Upon any liquidation event, the holders of the Series C Redeemable Preferred Stock are entitled to be paid out of the assets of the Company legally available for distribution to its stockholders a liquidation preference of $0.00001 per share, plus an amount equal to any unpaid dividends to and including the date of payment, but without interest, before any distribution of assets is made to holders of the Company’s common stock, or any other class or series of stock. The Series C Redeemable Preferred Stock has no voting rights except as required by law. On the one-year anniversary of the date of issuance of the Series C Redeemable Preferred Stock, the Company is required to redeem, out of legally available funds, each such share of Series C Redeemable Preferred Stock at a price per share equal to 112.5% of the Stated Value.

The issuance of this Series C Redeemable Preferred Stock was accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. Accordingly, the Company recorded a liability of $22,066,951 equal to the stated value of the issued shares through July 2020 and a debt discount of $7,934,000 for the difference between the stated value and the gross proceeds of $14,132,951. The Company incurred placement and legal fees totaling $366,521. The debt discount is being amortized from the various issuance dates through to the various redemption dates using the effective interest rate method. The placement and legal fees are being amortized from December 2019, the date of the first issuance of such securities, through December 2020.

By their terms, the shares of Series C Redeemable Preferred Stock are not convertible into other securities of the Company. However, the Company entered into Exchange Agreements as of various dates from July 2020 through October 2020, with the Series C Redeemable Preferred Stock holders (collectively, the “Agreements”). Under such Agreements, the Company and the holders agreed that (i) the Company may exchange outstanding shares of Series C Redeemable Preferred Stock for shares of the Company’s common stock on the one-year anniversary of the issuance date of those shares; and (ii) the holders may exchange outstanding shares of Series C Redeemable Preferred Stock for shares of the Company’s common stock at any time prior to the one-year anniversary of the issuance date of those shares. Such exchanges are subject to the satisfaction of certain conditions, including approval of the Company’s stockholders of the issuance of such common stock and the Company’s ability to issue shares of common stock not subject to restrictions on resale. The number of shares of common stock issuable upon exchange of the Series C Redeemable Preferred Stock under the Agreements will determined by the application of a formula in which (i) the stated value of the shares of Series C Redeemable Preferred Stock being converted plus the value of any accrued and unpaid dividends plus, with respect to certain agreed upon shares of the Series C Redeemable Preferred Stock, a premium of 12.5% on the stated value is divided by (ii) the conversion price. The conversion price for holders of 159 shares of Series C Redeemable Preferred Stock in the aggregate is $0.70, while the conversion price for the holder of the other 62 shares of Series C Redeemable Preferred Stock is the lower of (i) $0.60 and (ii) the greater of (x) the average daily volume-weighted average price per share of Common Stock during the five trading days before the closing of the exchange and (y) $0.40.

Senior Convertible Note

On June 8, 2020, the Company issued an $17,500,000 in principal amount of an 8% Senior Secured Convertible Note due April 1, 2025 (the “Senior Convertible Note” or the “Note”) to High Trail Investments SA LLC (“High Trail”) for $14,000,000.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 8, 2020, the Company received $4,000,000 of the $14,000,000 and incurred legal fees of $332,546. The remaining balance $10,000,000 was received by the Company but was deposited into a non-springing bank account based on terms of an Control Agreement. Under the terms of the Control Agreement, the Company has no right or any other right or ability to control, access, pick up, withdraw or transfer, deliver or dispose of items or funds from the non-springing account. Under the terms of the Senior Convertible Note, the remaining balance of $10,000,000 will be released to the Company subject to the satisfaction of certain conditions as follows:

•	$3,000,000 when the Company receives $4,000,000 in additional financing. The Company received the additional financing in July 2020 and the $3,000,000 was released to the Company to be used for working capital purposes.

•	$7,000,000 when the Company meets certain specified conditions (the “Specified Conditions”) on or prior to October 31, 2020 the “Specified Conditions Date”). The $7,000,000 will be reported as restricted cash until the Specified Conditions are met on the Specified Conditions Date.

The Specified Conditions include satisfaction of certain equity conditions and other conditions as of any date and on each of the 20 previous trading days prior to such date as defined in the Senior Convertible Note. The satisfaction of the certain equity conditions includes:

•	the Company’s being able to issue shares of its common stock upon conversion that are not subject to restrictions on resale;

•	High Trail not, upon conversion, beneficially owning in excess of 4.99% of the Company’s outstanding common stock;

•	the Company at all times having sufficient authorized and unissued shares of its common stock available for the issuance of common stock upon conversion equal to the outstanding principal amount plus accrued interest;

•	the average daily volume-weighted average price per share of the Company’s common stock being not less than $0.50 (for a common stock change event as defined in the Note) and the daily dollar trading volume (as reported on Bloomberg) for the Company’s common stock on such date and for at least 17 of the prior 20 trading days being not less than $750,000;

•	there being no defaults or events of a default that have occurred or are continuing;

•	the Company having obtained the requisite stockholder approval required by the Nasdaq Stock Market for the issuance of the shares of its common stock upon conversion;

•	the average daily volume-weighted average price per share of the Company’s common stock being not less than $0.85 (for a common stock change event as defined in the Note); and

•	the absence of any defaults or events of default.

The Note contains customary events of default, as well as events of default if the Company fails to use reasonable efforts to obtain the approval of its stockholders of the issuance of the shares issuable upon conversion by October 31, 2020, the Company’s shares cease to be traded on the NASDAQ Stock Market, or the Company fails to restate its financial statements for the year ended December 31, 2018 and the quarters ended March 31, 2019 and June 30, 2019, in each case, prior to October 31, 2020 or fails to timely file its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required by the Exchange Act. The Company is currently in default.

Beginning October 1, 2020, and on the first day of each calendar month thereafter, at the election of High Trail, the Company can be required to redeem a portion of the Note. The amount of each redemption payment will be up to $3,500,000, provided, that in any case the amount of any redemption payment will not exceed the principal amount then outstanding under the Notes.

If the Company elects the option to pay an optional redemption payment in shares of its common stock on any optional redemption date, High Trail shall have the right to allocate all or any portion of the applicable optional redemption payment (or applicable portion thereof) to one or more scheduled trading days during the period beginning on, and including, the applicable optional redemption date and ending on, and including, the scheduled trading day immediately before the subsequent optional redemption date or defer such optional redemption payment (or applicable portion thereof) to any future optional redemption date selected by High Trail.

The Senior Convertible Note has a stated interest rate of 8.0% per year, payable monthly in arrears at the Company’s option in cash or shares of its common stock or a combination of both cash and shares of the Company’s common stock beginning on August 1, 2020. On December 8, 2020 the Company and High Trail entered into a letter agreement whereby the Company agreed that High Trail would accept 1,093,750 shares of the Company’s common stock in full satisfaction of the Company’s obligation to make an interest payment on December 1, 2020.

If the Company fails to pay any amount payable on this Note on or before the due date as provided in the Note, then, regardless of whether such failure constitutes an event of default, or a default or event of default occurs as set forth in the Note (such amount payable or the principal amount outstanding as of such failure to pay or default or event of default, (as applicable, a “Defaulted Amount”), then in each case, interest (“Default Interest”) will accrue on such Defaulted Amount at a rate per annum equal to 18.0%, from, and including, such due date or the date of such default or event of default, as applicable, to, but excluding, the date such failure to pay or default or event of default is cured and all outstanding Default Interest under the Note has been paid, as applicable. As a result of the Company’s defaults under the terms of the High Trail Note, it is currently paying the Default Interest rate.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

If the Company elects to pay the stated interest (or any applicable portion thereof) in shares of its common stock, High Trail shall have the right to allocate all or any portion of the applicable payment of the stated interest (or applicable portion thereof) to one or more scheduled trading days as defined in the Senior Convertible Note) during the period beginning on, and including, the applicable interest payment date and ending on, and including, the scheduled trading day immediately before the subsequent interest payment date (or defer such payment of the stated interest (or applicable portion thereof) to any future Interest payment date selected by High Trail.

The number of shares of common stock to be issued by the Company for payment for both the optional redemption payment and the stated interest amounts are determined as set forth in the Note by dividing each amount by 85% of the lowest average daily volume-weighted average price per share of the Company’s common stock during the 10 trading day period ending on the trading day immediately prior to such interest payment or the optional redemption payment payable in shares of common stock.

The Senior Convertible Note is convertible into shares of the Company’s common stock including any portion constituting an optional redemption payment amount and other circumstances as set forth in the Note at High Trail’s election. The initial conversion rate is equal to 1,666.667 shares of the Company’s common stock per $1,000 principal amount of the Note, or $0.60 per share. However, when the Company receives the $4,000,000 in additional financing and if the additional financing date conversion rate is lower than the initial current conversion rate, the initial conversion rate shall be reduced to equal the additional financing date conversion rate; and, provided, further, that on the Specified Conditions Date, if the Specified Conditions conversion rate is lower than the then current conversion rate, the conversion rate at the time shall be reduced to equal the Specified Conditions conversion rate. The conversion rate is further subject to changes based on subsequent equity issuances as defined in the Note.

The additional financing conversion rate is computed as follows: per $1,000 principal amount of the Senior Convertible Note divided by the last reported stock price on the trading date prior to the additional financing date multiplied by 105% (based on the last reported stock price prior to the Company receiving the additional financing). In July 2020, the Company received the additional financing amount and the additional financing conversion rate was higher than the initial conversion rate of 1,666.667, based on the last reported stock on the trading date prior to the Company receiving the additional financing. As a result, the initial conversion rate remained the same.

The Specified Conditions conversion rate is computed as follows: per $1,000 principal amount of the Senior Convertible Notes divided by the last reported stock price on the trading date prior to the additional financing date multiplied by 105% on the weighted average price of the Company’s common stock in respect of the period from the scheduled open of trading until the scheduled close of trading immediately before the Specified Conditions Date, which the Company has not yet met.

The Note is secured by a first lien on substantially all assets of the Company and substantially all assets of its material U.S. organized subsidiaries and the assets of Pareteum Europe BV, a subsidiary organized in the Netherlands. In addition, the Note contains customary affirmative and negative covenants, including restrictions on indebtedness, equity securities, liens, dividends, distributions, acquisitions, investments, sale or transfer of assets, transactions with affiliates and maintenance of certain financial ratios.

All payments due under the Note rank senior to all other indebtedness of the Company to the extent of the value of the Collateral and any Subordinated Indebtedness.

If the Company undergoes a fundamental change as set forth in the Note, High Trail will have the right to require the Company to repurchase all or part of the Note in cash equal to of the greater of (i) 120% of the then outstanding principal amount of the Note (or portion thereof) and (ii) 120% of the product of (A) the conversion rate in effect as of the trading day immediately preceding the effective date of such fundamental change; (B) the principal amount of this Note to be repurchased upon a fundamental change divided by $1,000; and (C) the highest daily volume-weighted average price per share of the Company’s common stock occurring during the consecutive volume-weighted average price per share of the Company’s common stock trading days ending on, and including, the daily volume-weighted average price per share of the Company’s common stock on the trading day immediately before the effective date of such fundamental change.

If the Company enters into a bankruptcy proceeding as set forth in the Note, then the then-outstanding portion of the principal amount and all accrued and unpaid interest will immediately become due and payable to High Trail. In addition, at High Trail’s option, the Note will become due and payable immediately for cash equal to an default acceleration amount upon certain events of default as set forth in the Note, which includes, the Company not filing its restated financial statements with the SEC for (A) the fiscal year ended December 31, 2018, (B) the quarter ended March 31, 2019 and (C) the quarter ended June 30, 2019, in each case on or prior to October 31, 2020 and in compliance with all requirements under the Exchange Act and after October 31, 2020 (A) the Company timely filing its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required by the Exchange Act.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The default acceleration amount is equal to the greater of (A) 120% of the then outstanding principal amount of this Note plus accrued and unpaid interest; and (B) 120% of the product of (i) the conversion rate in effect as of the trading day immediately preceding the date such notice is delivered; (ii) the total then outstanding principal portion of the Note plus accrued and unpaid interest; and (iii) the greater of (x) the highest daily volume-weighted average price per share of the Company’s common stock occurring during the 30 consecutive volume-weighted average price per share of the Company’s common stock trading days ending on, and including, the daily volume-weighted average price per share of the Company’s common stock on the trading day before the date the applicable event of default occurred.

In connection with Senior Convertible Note, the Company granted a warrant to purchase 15,000,000 shares of its common stock to High Trail at an exercise price of $0.58 per share expiring on June 8, 2025. Under the Forbearance Agreement, the exercise price of the warrant was reduced to $0.37 per share.

Goodwill and Intangible impairment (in thousands)

During the fourth quarter ended December 31, 2019, the Company performed its annual impairment test for goodwill and impairment test of finite-lived intangible assets based on the existence of certain triggering events. The results of the impairment tests are preliminary. As a result of the deteriorating business conditions, the Company estimates an impairment charge of $123,168 related to the goodwill and finite-lived intangible assets associated with the Company’s acquisition of Artilium. The Company hired a third-party valuation expert to value the assets due to the significant judgements and expertise required to model the assumptions used. The Company operates in a single reporting unit. The Company estimated the fair value of its reporting unit utilizing a discounted cash flow model. The Company utilized various income-based and cost-based methods to determine the fair value of the intangible assets in the impairment test.

Changes in Executive Officers

On November 1, 2019, the Company’s board of directors replaced Edward O’Donnell, the Company’s previous chief financial officer. Mr. O’Donnell subsequently separated from the Company.

On November 22, 2019, the Company’s board of directors terminated Robert H. Turner from his positions as Executive Chairman and Chief Executive Officer.

On October 9, 2019, the Company and Denis McCarthy, the Company’s former chief operating officer, entered into a settlement agreement and release (the “McCarthy Separation Agreement”) pursuant to which Mr. McCarthy’s at-will employment agreement with the Company was terminated and Mr. McCarthy ceased all positions with the Company and its subsidiaries, including as the Company’s Chief Operating Officer. Pursuant to the McCarthy Separation Agreement, Mr. McCarthy received a severance payment of $225,000, paid in equal monthly installments according to the Company’s payroll practices over a period of 12 months from the date of the McCarthy Separation Agreement, and agreed not to trade in the Company’s securities through October 1, 2021. Mr. McCarthy also agreed to forego earned and unearned bonuses and vested and unvested stock options will lapse. The McCarthy Separation Agreement also includes customary provisions regarding nondisclosure of confidential information, non-disparagement, release, representations and warranties, and the return of confidential information.

On June 9, 2020, the Company and Victor Bozzo, the Company’s Chief Commercial Officer, entered into a separation agreement (the “Bozzo Separation Agreement”) pursuant to which Mr. Bozzo resigned as Chief Commercial Officer of the Company, and from all other offices and positions he held with the Company or any of its subsidiaries, effective as of June 9, 2020. Pursuant to the Bozzo Separation Agreement, Mr. Bozzo received as severance pay: (i) an amount equal to his then-current salary, paid over time in accordance with the Company’s normal payroll practices, for a period of four months beginning on the date of the Bozzo Separation Agreement; and (ii) a continuation of Company-provided health insurance benefits during such four-month period on the same terms with respect to sharing of premium costs as apply to active employees enrolled for the same coverage. The Company also agreed to award Mr. Bozzo options to purchase up to 200,000 shares of the Company’s common stock. These stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, vested immediately upon issuance and expire three years from the date of the grant. Mr. Bozzo agreed to forego earned and unearned bonuses and unvested stock options will lapse. The Bozzo Separation Agreement also includes customary provisions regarding the release of the Company for any claims by Mr. Bozzo, nondisclosure of confidential information, non-disparagement and the return of confidential information. Following his separation, Mr. Bozzo continues to be subject to certain restrictive covenants, including, non-competition and non-solicitation covenants.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Delisting of the Company’s Common Stock

On November 5, 2020, the Company notified the Nasdaq Hearings Panel that it would not be able to file its Quarterly Report on Form 10-Q for the period ended September 30, 2019, its amended Annual Report on Form 10-K/A for the year ended December 31, 2018, its Annual Report on Form 10-K for the year ended December 31, 2019 or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 by November 9, 2020, the date by which the Hearing Panel had required the Company to make such filings in order for the Company’s common stock to remain listed on Nasdaq. In response to the Company’s notice to Nasdaq that it would not satisfy the conditions to the exception to the listing requirements granted by the Hearings Panel, Nasdaq notified the Company by letter dated November 10, 2020 that the Company’s common stock would be delisted, and trading of the Company’s common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020. After the trading of the Company’s common stock was suspended by Nasdaq, prices for the Company’s common stock began to be quoted on the OTC Markets Group Inc.’s Pink Open Market.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures (Restated)

(a)	Material Weaknesses Identified in Original Filing - Disclosure Controls and Procedures

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

In connection with preparing the Original Filing, management had evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Artilium PLC. (“Artilium”), which we acquired in October 2018, as discussed in Note 25, "Business Combinations," of the Notes to the Consolidated Financial Statements. We have included the financial results of these in the consolidated financial statements from the date of acquisition. Total revenues and net income subject to Artilium’s internal control over financial reporting represented approximately 26% and 4% of our consolidated total revenues and net loss for the fiscal year ended December 31, 2018, respectively. Total assets and net assets subject to Artilium’s internal control over financial reporting represented approximately 20% and 13% of our consolidated total assets and net assets, excluding acquisition method fair value adjustments, as of December 31, 2018, respectively. Based on that evaluation the Company concluded that we did not maintain effective internal control over financial reporting, as further described below, because of material weaknesses in our control environment and therefore our disclosure controls and procedures were not effective as of December 31, 2018.

(b)	Material Weaknesses Identified in Original Filing - Management’s Annual Report on Internal Control over Financial Reporting.

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

In connection with preparing the Original Filing, our management assessed the effectiveness of our internal control over financial reporting and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on the foregoing evaluation, our management has identified the following deficiencies that constitute material weaknesses in the Company’s internal controls over financial reporting:

•	Inadequate and ineffective management assessment of internal control over financial reporting, including insufficient experienced resources to complete the documentation of internal control assessment; and

•	Ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process.

Based on these material weaknesses, the Company’s management concluded that at December 31, 2018, the Company’s internal control over financial reporting was not effective.

Baker Tilly US, LLP, the Company’s independent registered public accounting firm, expressed an unqualified opinion for the audit of our consolidated financial statements, as reported in our original Form 10-K, as of and for the year ended December 31, 2018 and issued an adverse opinion in its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

(c)	Additional Material Weaknesses Identified in this Form 10-K

As part of management’s re-evaluation of our internal control over financial reporting in connection with preparing this amended Form 10-K, management identified additional material weaknesses in our internal control over financial reporting as of December 31, 2018, where the Company did not maintain an effective design and operating procedures for:

•	entity level controls were not effective due to certain executive management “tone at the top” issues which contributed to an ineffective control environment and to deficiencies aggregating to material weaknesses and;

•

the Company did not have sufficient accounting and finance department resources to effectively assess risk, and design, operate and oversee effective internal controls over financial reporting, which contributed to the failure in the effectiveness of certain controls. In addition, the Company’s controls related to revenue recognition, stock-based compensation, business combination, foreign currency translation and settlement of payables were not effective.

Collectively, the material weaknesses identified in the Original Filing and the additional material weaknesses identified in this amended Form 10-K resulted in misstatements in multiple accounts and the related footnote disclosures for the quarterly and annual periods in 2018. These misstatements were corrected through restatement of the financial statements for this period.

Remediation to Address Material Weaknesses

Management and the Company’s board of directors have been implementing and continue to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively.

The audit committee of the Company’s board of directors, with the assistance of independent legal counsel and a separate independent accounting firm, took action to immediately begin investigating the causes of the Restatement as soon as the board, upon the recommendation of the audit committee, and after consultation with management and the auditors, concluded that the Company’s financial statements included in the Original Form 10-K and other reports could not be relied upon. As a result of this independent investigation and related deliberations, the board of directors terminated or otherwise separated each of the following executive officers who served during the time period of the conduct that gave rise to the Company’s need to effect the Restatement: Robert H. Turner, the Company’s former chief executive officer, Edward O’Donnell, the Company’s former chief financial officer, Denis McCarthy, the Company’s former chief operating officer, and Victor Bozzo, the Company’s former chief commercial officer. The Company has also taken and will continue to take significant and comprehensive remedial actions in response to the conduct and other factors that led to the Restatement, including actions to begin to remediate the material weaknesses in internal control over financial reporting. Remediation actions already implemented include (i) a thorough review and documentation of all processes involved in our financial reporting to ensure that there is segregation of duties, (ii) access security and documented review processes in place that happen at appropriate intervals throughout the year that covers all elements of the Company’s financial reporting. This includes, but is not limited to, testing samples and documenting that testing has occurred with the results of the findings being reported to senior management and that they occur at appropriate intervals and continuously making improvements to our processes as necessary.

To address ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process, the Company has (iii) removed all live access to all developers, internal and external, from being able to make coding changes directly in our reporting system; (iv) will continue to monitor and document all changes made in our reporting system and add additional layers of documented review of these changes; (v) will institute sample testing of changes made in our reporting system to ensure the documented policies are being followed and report the results of these tests to senior management in regular appropriate intervals; (vi) document and implement information technology policies based upon industry leading practices; (vii) adding personnel who will have information technology control oversight and support roles and (viii) enhance our quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

Additionally, to ensure the company maintains a strong internal control environment and to remediate the additional material weakness in internal controls over financial reporting identified in this amended Form 10-K, the Company: (ix) has ceased the employment of personnel responsible for the revenue restatement and oversight of accounting for stock-based compensation; (x) is designing and implementing enhancements to internal controls over financial reporting including those related to sales processing, revenue recognition and equity accounting; (xi) has implemented a periodic review of financial reports and month-over-month balances with the purpose of identifying and investigating fluctuations and discrepancies in key accounts and transactions; (xii) will provide training to its finance and sales staff and key personnel on the appropriate guidelines to account for revenue in the telecom industry and emphasizing the importance of adherence to policies and procedures; (xiii) is implementing a new application to manage equity; (xiv) engaged outside resources and hired in-house controls personnel to monitor and assess internal controls over financial reporting.

We believe that these actions will remediate the material weaknesses. While we have taken measures to strengthen our internal controls related to these additional material weaknesses, we have not fully completed our assessment. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As our management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pareteum Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Pareteum Corporation and its subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Artilium PLC., which is included in the December 31, 2018 consolidated financial statements of the Company and constituted 20% and 13% of total and net assets, respectively, as of December 31, 2018 and 26% and 4% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Artilium PLC.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended (collectively, the “financial statements”) and our report dated December 14, 2020 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the Company’s ability to continue as a going concern, the restatement of its 2018 financial statements and the change in accounting principle related to revenue recognition.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company’s entity level controls were not effective due to certain “tone at the top” issues which contributed to an ineffective control environment and to deficiencies aggregating to material weaknesses.

The Company conducted an inadequate and ineffective management assessment of internal control over financial reporting, including insufficient experienced resources to complete the documentation of internal control assessment and ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process.

The Company did not have sufficient accounting and finance department resources to effectively assess risk, and design, operate and oversee effective internal controls over financial reporting, which contributed to the failure in the effectiveness of certain controls. In addition, the Company’s controls related to revenue recognition, stock-based compensation, business combination, foreign currency translation and settlement of payables were not effective.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated December 14, 2020 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Baker Tilly US, LLP (formerly Squar Milner LLP)

We have served as the Company’s auditor since 2014.

Los Angeles, California

December 14, 2020

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)		Bonus ($)			Bonus Stock Awards (in $)	Bonus Stock Awards (in shares)		Option Awards ($)(2)	Option Awards (in options)		Stock Awards ($)(1)		Stock Awards (in shares)	All Other Compensation ($)			Total ($)	Total Number of shares	Total Number of options
Robert H. Turner *	2018	$321,225	(a)		$600,000	(f)	$2,921,563	1,375,000	(i)	$-	-			$			$1,439,055	(o)	$5,281,843	1,375,000	-
(Executive Chairman)	2017	$326,044			$300,000		$1,605,965	1,196,436		$265,520	100,000		$			$			$2,497,529	1,196,436	100,000
Victor Bozzo	2018	$293,162	(b)		$325,000	(g)	$687,788	306,943	(j)	$460,064	500,000	(l)	$				$395,521	(p)	$2,161,536	306,943	500,000
(Chief Executive Officer)	2017	$307,063			$83,500		$352,513	330,555		$-	-		$			$			$743,076	330,555	-
Alex Korff	2018	$134,319	(c)		$-		$304,581	208,329	(k)	$-	-		$				$-		$438,900	208,329	-
(General Counsel, Secretary & Compliance Officer)	2017	$208,164					$224,249	108,333		$24,389	20,000		$			$			$456,802	108,333	20,000
Edward O'Donnell	2018	$212,197	(d)		$60,000	(h)	$-	-		$151,397	100,000	(m)	$				$14,354	(q)	$437,948	-	100,000
(Chief Financial Officer)	2017	$209,388		$			$2,915	1,000		$220,201	290,000		$			$			$432,504	1,000	290,000
Denis McCarthy	2018	$198,509	(e)		$-		$-	-		$138,021	150,000	(n)	$				$17,662	(q)	$354,192	-	150,000
(President)	2017	$-			$-		$-	-		$-	-		$			$			$-	-	-

Notes:

(i)	Mr. Turner was appointed on November 16, 2015.

(ii)	Mr. Bozzo was appointed on November 1, 2016.

(iii)	Mr. Korff was appointed on April, 1, 2016. Effective December 1, 2017, Mr. Korff transitioned from General Counsel to Company Secretary.

(iv)	Mr. O’Donnell was appointed January 8, 2017, compensation to be received in 2017 was pro-rated.

(v)	Mr. McCarthy was appointed January 1, 2018, increase of salary implemented as per October 1, 2018.

(a)	These amounts have been agreed in USD and amounts to an annual amount of USD 300,000. The total salary in 2018 amounts to $321,225 which includes the employer part of the social securities.

(b)	These amounts have been agreed in USD and amounts to an annual amount of USD 275,000. The total salary in 2018 amounts to $293,162 which includes the employer part of the social securities and staff allowances.

(c)	These amounts have been agreed in GBP. The amount for 2018 has been agreed upon GBP 100,000. The average exchange rate is $1.3432 in 2018. These averages are the average of the 4 exchange rates used during the respective year by using the exchange rate of the first working day of each quarter.

(d)	These amounts have been agreed in USD and amounts to an annual amount of USD 200,000. The total salary in 2018 amounts to $212,197 which includes the employer part of the social securities.

(e)	These amounts have been agreed in USD and started with an annual amount of USD 175,000, which was increased as of Q4-2018 to an annual amount of $225,000. The total salary in 2018 amounts to $198,509 which includes the employer part of the social securities.

(x)	These amounts have been agreed in EUR and amounts to an annual amount of €240,000. The 2018 salary only represent 3 months, the officer uses a consultancy construction for his compensation and is paid by one of the subsidiaries. Options are granted by Headquarter office and the award value represent the expensing during 2018 for the Black-Scholes value during the time until vesting of the award.

(f)	2017 Bonus granted for an amount of $600,000 which was equally paid through the twelve months of 2018.

(g)	2017 Bonus granted for an amount of $325,000 which was equally paid through the twelve months of 2018.

(h)	2017 Bonus granted for an amount of $60,000 which was equally paid through the twelve months of 2018.

(i)	Comprised of 375,000 shares being the remainder of a 1,500,000 Restricted Stock Award granted November 17, 2017 and 1,000,000 shares being part of the 2017 Performance Equity Grant (granted September 29, 2018 totaling 2,000,000 shares), as of December 2018, 1,000,000 shares will be vesting and delivered during 2019.

(j)	Comprised of 306,943 shares being the remainder of a 850,000 Restricted Stock Award granted November 17, 2017. As of December 2018, 236,113 shares will be vesting and delivered during 2019.

(k)	Comprised of 200,000 shares being the remainder of a 200,000 Restricted Stock Award granted November 17, 2017 and an accidental excess delivery of 8,329 shares which are in a process to be returned.

(l)	500,000 options granted May 10, 2018 with a Black-Scholes value of $935,921, options have an exercise price of $2.49 and will start vesting at February 5, 2019 for 1/3 and will be followed by 24 equal subsequent monthly vestings.

(m)	100,000 options granted May 10, 2018 with a Black-Scholes value of $187,184, options have an exercise price of $2.49 and will start vesting at February 5, 2019 for 1/3 and will be followed by 24 equal subsequent monthly vestings.

(n)	Comprised of two options agreements totaling to 150,000 options granted May 10, 2018 with a Black-Scholes value of $280,776, options have an exercise price of $2.49 and will start vesting at February 5, 2019 for 1/3 and will be followed by 24 equal subsequent monthly vestings.

(o)	Result of an agreement between Mr. Turner and the company that the company will pay for the taxes levied on the stock-based compensation granted

(p)	Comprised of an amount of $370,786 as a result of an agreement between Mr. Bozzo and the company that the company will pay for the taxes levied on the stock-based compensation granted and an amount of $24,736 for Other Staff Allowances.

(q)	Relating to Other Staff Allowances.

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

Outstanding Equity Awards
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
Robert H. Turner							1,000,000	(a)	$1,690,000
(Executive Chairman)

Victor Bozzo			500,000	(1)	$2.4900	5-Feb-22
(CEO & Chief Executive Officer)							236,113	(b)	$399,031

Alex Korff
(General Counsel, Secretary & Compliance Officer)

Edward O'Donnell	159,717	(2)			$1.0000	7-Jan-20
(Chief Financial Officer)			90,283	(2)	$1.0000	7-Jan-20
			100,000	(1)	$2.4900	5-Feb-22

Denis McCarthy			50,000	(1)	$2.4900	5-Feb-22
			100,000	(1)	$2.4900	5-Feb-22

(a)	Unvested Time Conditioned Restricted Stock Award granted September 29, 2018. The total number of Restricted Stock Awarded was 2,000,000 shares of which 1,000,000 have actually been issued and 1,000,000 remained unvested as per December 31, 2018, The remaining 1,000,000 are scheduled to vest equally over the 12 months of 2019.

(b)	Unvested Time Conditioned Restricted Stock Award granted November 17, 2017. The total number of Restricted Stock Awarded was 850,000 shares of which 613,887 have actually been issued and 236,113 remained unvested as per December 31, 2018.

1	The stock options vested on the grant date May 10, 2018 and will start vesting February 5, 2019 for 1/3 and will be followed by 24 equal monthly vestings, expiration date will be February 5, 2022.

2	The stock options were granted on January 9, 2017, start vesting January 7, 2018 for 1/3 and will have 24 subsequent equally monthly vestings, expiration date will be January 7, 2020.

OPTION EXERCISES AND STOCK VESTED

The following table represents stock options that have been exercised and restricted stock awards that have vested as of December 31, 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)
Robert H. Turner	0	$-	1,375,000	$2,986,250.00

Vic Bozzo	0	$-	306,943	736,663.20

Alex Korff	0	$-	208,329	542,906.27

Edward O’Donnell	0	$-	0	-

Denis McCarty	0	$-	0	-

Laura Thomas	0	$-	0	-
			1,890,272	$4,265,819

Our named executive officers did not participate in, or otherwise receive any benefits under, a nonqualified deferred compensation plan during 2018.

(a)	The awards have been granted in 2017 and 2018 and vested during 2017 and 2018, however, some of the shares vested in 2017 were only issued and delivered early 2018. The corresponding share-based compensation expenses have been accounted for in the year of vesting with an fair market value adjustment at the delivery date of the shares of common stock.

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

The following table represents compensation earned or paid in 2018 to our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yves van Sante (2)	$129,851	$237,865	$-	$-	$(42,767)	$-	$324,949
Laura Thomas (3)	181,054	47,002	31,941	-	(48,048)	-	211,948
Luis Jimenez Tuñon (4)	40,000	437,758	-	-	(97,749)	-	380,009
Robert Lippert (5)	-	-	-	-	19,899	-	19,899

(1)	The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the directors in the fiscal year in lieu of cash fees or other awards, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2018. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for the 2018 calculations in this table are the share prices of the last 10 trading days of the quarter covering the compensation related period. Compensation to the directors can be elected by the directors, at the beginning of the quarter, either in cash or in shares. When directors opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts however are shown at fair market value at the date of delivery. In principle non-executive officer directors might earn up to approximately 33% more than the standard director fees if they have elected to receive 100% compensation in shares.

(2)	Mr. van Sante earned a cash directorship fees of $129,851 which includes deferred board fee payable as per December 31, 2017. During 2018 Mr. van Sante earned €25,000 outside the normal board fee arrangement and furthermore Mr. van Sante was compensated $26,042 for directorships activities for Pareteum subsidiaries. During 2018 a fair market value of $237,865 in shares of common stock were issued to Mr van Sante for shares which were awarded in 2017 and vested during 2018 66,666 shares and an award of 40,000 shares. Mr. van Sante did not elect to have his directorship fees paid in shares for 2018. Currently $49,459 of his fees is still unpaid. The number of shares pending to be issued as per December 31, 2018 for non-cash compensation in lieu of cash for services prior to 2018 is 133,052 which have a fair market value of $294,512 and are expected to be issued in the first quarter of 2019.

(3)	Ms. Thomas earned cash directorship fees of $181,054 in 2018, of which $7,113 was paid as a deferred part of her 2017 cash compensation.

(5)	Mr. Lippert joined our Board of Directors in November 2018 and didn’t receive cash directorship fees in 2018, however, an amount of $8,125 is currently being booked as deferred cash fees and is expected to be paid in early 2019, another $11,774 being the fair market value as per December 31, 2018 for 6,967 shares is being accounted for and shares are expected to be delivered early 2019.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by Baker Tilly US, LLP (“Baker Tilly”), our independent registered accounting firm, for the fiscal years ended December 31, 2018 and December 31, 2017. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

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

Tax fees. Consists of fees paid to Baker Tilly related to the filings of Federal and State returns during the years ended December 31, 2018 and 2017.

All other fees. Consists of fees related to letters to underwriters in connection with certain registration statements for the years ended December 31, 2018 and 2017.

The Audit Committee of our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and audit-related services provided by Baker Tilly in 2018 and 2017 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Audit Committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Audit Committee has determined that the rendering of such services is compatible with Baker Tilly maintaining its independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
2.1	Agreement and Plan of Merger between Pareteum Communication Corporation a Delaware Corporation and Pareteum Communications, Inc., a California Corporation (incorporated by reference to Appendix A to Pareteum Corporation’s Definitive Proxy Statement filed dated July 26, 2011).
2.2	Rule 2.7 Announcement dated June 7, 2018 (incorporated by reference to Exhibit 2.1 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).
2.3	Co-operation Agreement, dated June 7, 2018 (incorporated by reference to Exhibit 2.2 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).
2.4	Sale and Purchase Agreement, dated March 17, 2010, by and among Pareteum Corporation and the stockholders of ValidSoft Limited other than Enterprise Ireland (incorporated by reference to Exhibit 2.1 to Pareteum Corporation’s current report on Form 8-K dated March 23, 2010).
2.5	Agreement and Plan of Merger by and among iPass Inc., TBR, Inc. and Pareteum Corporation dated November 12, 2018 (incorporated by reference to Pareteum Corporation’s current report on Form 8-k dated November 13, 2018).
3.1	Certificate of Merger (incorporated by reference to Exhibit 3.2 to Pareteum Corporation’s current report on Form 8-K dated October 4, 2011).
3.2	Certificate of Incorporation of Pareteum Communication Corporation, a Delaware Corporation (incorporated by reference to Exhibit 3.2 to Pareteum Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2013).
3.3	By-Laws (incorporated by reference to Appendix C of Pareteum Corporation’s Definitive Proxy Statement on Schedule 14A dated July 26, 2011).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated August 29, 2016).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock as corrected (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated September 9, 2016).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated November 3, 2016).
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Pareteum Corporation’s current report on Form 8-K dated November 3, 2016).
3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated February 27, 2017).
3.9	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated November 8, 2017).
4.1	Form of Warrant, dated November 17, 2014, issued to Corbin Mezzanine Fund I, L.P. (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
4.2	Form of Conversion Letter Agreement, dated November 17, 2014, issued to Saffelberg Investments NV (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
4.3	Form of Warrant, dated November 17, 2014, issued to Saffelberg Investments NV (incorporated by reference to Exhibit 4.3 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
4.4	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine Fund I, L.P (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on July 14, 2014).
4.5	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine Fund I, L.P (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on July 14, 2014).
4.6	Form of Warrant issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on December 24, 2015).
4.7	Corbin Warrant, dated December 27, 2016 issued to Corbin Mezzanine Fund I, L.P to purchase 27,051,627 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on December 29, 2016).
4.8	ACM Warrant, dated December 27, 2016 issued to ACM Carry-I LLC to purchase 4,773,817 shares of Common Stock (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on December 29, 2016).

4.9	Amendment No. 1 to Corbin Warrant, dated March 31, 2017 (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on April 6, 2017).
4.10	Amendment No. 1 to ACM Warrant, dated March 31, 2017 (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on April 6, 2017).
4.11	Form of New Warrant (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on July 17, 2017).
4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on December 1, 2017).
4.13	Form of Warrant (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on February 13, 2019
10.1	Contract between Vodafone Enabler Espana, S.L. and Pareteum Europe Holding, B.V., dated November 1, 2013 (incorporated by reference to Exhibit 10.11 to Pareteum Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2013).
10.2	Credit Agreement, dated as of November 17, 2014, by and among Pareteum Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
10.3	Security Agreement, dated as of November 17, 2014, by and among Pareteum Europe Holding B.V., Pareteum Corporation, the other Grantors from time to time party hereto, and Atalaya Administrative LLC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
10.4	First Amendment to Credit Agreement, dated as of July 9, 2015, by and among Pareteum Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to t Pareteum Corporation’s current report on Form 8-K filed on July 14, 2014).
10.5	Trademark Security Agreement, dated as of November 17, 2014, between Pareteum Europe Holding B.V. and Atalaya Administrative LLC (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
10.6	Release and Settlement Agreement, dated as of June 12, 2015, by and between Pareteum de Mexico, S.A.P.I. de C.V., Pareteum Europe Holding BV, and Pareteum Corporation, and Iusacell, S.A., de C.V. (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on June 16, 2015).
10.7	Severance Agreement, dated as of November 16, 2015, between Pareteum Corporation and Steven van der Velden (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on November 17, 2015).
10.8	Form of Subscription Agreement issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on December 24, 2015).
10.9	Form of 9% Unsecured Subordinated Convertible Promissory Note issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K filed on December 24, 2015).
10.10	Amended and Restated Pareteum Corporation 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to t Pareteum Corporation’s definitive proxy statement on Schedule 14 A filed on November 21, 2013).
10.11	Amendment No. 2 to the Amended and Restated Pareteum Corporation 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to Pareteum Corporation’s definitive proxy statement on Schedule 14 A filed on August 11, 2014).
10.12	Subscription Agreement (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated September 9, 2016).
10.13	Form of Share Purchase Agreement dated September 30, 2016 (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated October 6, 2016).
10.14	Promissory Note dated September 30, 2016 (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated October 6, 2016).
10.15	License Agreement dated September 30, 2016 (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K dated October 6, 2016).

10.16	Subscription Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated November 3, 2016).
10.17	Letter Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 21, 2016).
10.18	Amended and Restated Credit Agreement, dated as of December 27, 2016, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 29, 2016).
10.19	Reaffirmation Agreement, dated as of December 27, 2016, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor Pareteum North America Corp., from time to time party hereto as Guarantors and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated December 29, 2016).
10.20	Letter Agreement, dated as of March 6, 2017, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated March 7, 2017).
10.21	Agreement, dated March 30, 2017 (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated March 31, 2017).
10.22	Amendment, dated March 31, 2017 (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated April 6, 2017).
10.23	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated July 17, 2017).
10.24	Pareteum Corporation 2017 Long-Term Incentive Compensation Plan (incorporated by reference to Appendix A to Pareteum Corporation’s definitive proxy statement on Schedule 14 A filed on July 27, 2017).
10.25	Placement Agency Agreement, dated October 5, 2017, between Pareteum Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated October 5, 2017).
10.26	Form of Share Exchange Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated October 16, 2017).
10.27	Form of Strategic Alliance Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated October 16, 2017).
10.28	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 1, 2017).
10.29	Form of Placement Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated December 1, 2017).
10.30	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated May 9, 2018).
10.31	Form of Placement Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated May 9, 2018).
10.32	Management Services Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).
10.33	Amendment dated June 7, 2018 to Management Services Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).
10.34	Consent and Amendment No. 1 to Credit Agreement by and among iPass Inc., iPass IP LLC, Fortress Credit Corp., FIP UST LP and DBD Credit Funding LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.35	Joinder to Security Agreement by Pareteum Corporation (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.36	Joinder to Guarantee by Pareteum Corporation (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.37	Joinder to Pledge Agreement by Pareteum Corporation (incorporated by reference to Exhibit 10.4 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).

10.38***	Credit Agreement between Pareteum Corporation and certain subsidiaries of Pareteum Corporation, Post Road Administrative Finance, LLC and Post Road Special Opportunity Fund I LLP
10.39***	Security Agreement between Pareteum Corporation and certain subsidiaries of Pareteum Corporation, Post Road Administrative Finance, LLC and Post Road Special Opportunity Fund I LLP
10.40***	Patent Security Agreement between Pareteum Corporation and certain subsidiaries of Pareteum Corporation, Post Road Administrative Finance, LLC and Post Road Special Opportunity Fund I LLP
10.41***	Trademark Security Agreement between Pareteum Corporation and certain subsidiaries of Pareteum Corporation, Post Road Administrative Finance, LLC and Post Road Special Opportunity Fund I LLP
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1. to Pareteum’s Form 10-K filed March 18, 2019)
23.1*	Consent of Baker Tilly US, LLP
31.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document. (*)

101.SCH	XBRL Taxonomy Extension Schema Document. (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)

*	Filed Herewith
**	Employee Compensation Plan
***	Confidential Treatment has been requested for certain portions of this Exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pareteum Corporation

By:	/s/ Bart Weijermars
Name:	Bart Weijermars
Title:	Interim Chief Executive Officer

Date:	December 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Mary Beth Vitale	Chairman of the Board of Directors	December 14, 2020
Mary Beth Vitale

/s/ Bart Weijermars	Interim Chief Executive Officer	December 14, 2020
Bart Weijermars	(Principal Executive Officer)

/s/ Laura Thomas	Interim Chief Financial Officer	December 14, 2020
Laura Thomas	(Principal Financial and Accounting Officer)

/s/ Luis Jimenez-Tuñon	Director	December 14, 2020
Luis Jimenez-Tuñon

/s/ Robert Lippert	Director	December 14, 2020
Robert Lippert