Form 10-K/A
period 2018-12-31
PARETEUM Corp
filed 2021-03-08
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

+ 1 (646) 975-0400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	TEUM	N/A

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

As of February 24, 2021, there were 161,994,943 shares of common stock outstanding.

Explanatory Note

Pareteum Corporation (together with subsidiaries, the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019 (as previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on December 14, 2020, the “Original Form 10-K”), for the primary purposes of updating each of (i) the audit opinion of Baker Tilly US, LLP found at pages 48-49 of the Original Form 10-K and (ii) the report of Baker Tilly US, LLP on the effectiveness of internal control over financial reporting as of December 31, 2018 found at pages 113-114 of the Original Form 10-K and adding  a new consent of Baker Tilly US, LLP as Exhibit 23.2.  This Amendment also amends the cover page of the Original Form 10-K to update the number of shares of common stock outstanding.  In addition, Item 15(a)(3) of Part IV is amended to add as Exhibits 31.4 and 31.5 the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original Form 10-K.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as expressly stated herein.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect any events that may have occurred or facts that may have become known after the filing of the Original Form 10-K.  Consequently, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Capitalized terms used herein without definition have the meaning set forth in the Original Form 10-K.

PART IV

ITEM 15. Exhibit and Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
23.1	Consent of Baker Tilly US, LLP
31.3	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pareteum Corporation

By:	/s/ Bart Weijermars
Name:	Bart Weijermars
Title:	Interim Chief Executive Officer

Date:	March 8, 2021

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Untied States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 8, 2021 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

March 8, 2021

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended (collectively, the “financial statements”) and our report dated March 8, 2021 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the Company’s ability to continue as a going concern, the restatement of its 2018 financial statements and the change in accounting principle related to revenue recognition.

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

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated March 8, 2021 on those financial statements.

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

March 8, 2021