Form 10-K
period 2019-12-31
PARETEUM Corp
filed 2021-03-12
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2019, was approximately $275 million based on the closing sale price of the Company’s common stock on such date of $2.61 per share, as reported by the Nasdaq Capital Market.

As of February 24, 2021, there were 161,994,943 shares of common stock outstanding.

Explanatory Note

As previously disclosed in the Current Report of Pareteum Corporation (the “Company”) filed on Form 8-K with the Securities and Exchange Commission (the “SEC”) on October 21, 2019, the Company’s previously issued financial statements for the year ended December 31, 2018, including the interim periods contained therein, as well the unaudited interim financial statements for the quarters ended March 31, 2019 and June 30, 2019 could no longer be relied upon.  On December 14, 2020 and March 8, 2021, the Company filed amendments on Form 10-K/A to amend and restate the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and interim periods included therein.

This Annual Report amends and restates the interim financial statements for the periods ended March 31, 2019 and June 30, 2019 that were previously filed.

Pareteum Corporation

Form 10-K

For the fiscal year ended December 31, 2019

TABLE OF CONTENTS

Note on Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (this “Annual Report”), includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  With the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events.   Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. However, our actual results may differ materially from those contained in, or implied by, these forward-looking statements.  Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	risks and uncertainties associated with the integration of the assets and operations we have acquired and may acquire in the future;

•	our possible inability to generate additional funds that will be necessary to expand our operations;

•	the substantial doubt about our ability to continue as a going concern expressed in the most recent report on our audited financial statements;

•	our potential lack of revenue growth;

•	the length of our sales cycle;

•	pending investigations by the SEC and other lawsuits;

•	the outbreak and impact of the novel coronavirus (COVID-19) on the global economy and our business;

•	our potential inability to add new products and services that will be necessary to generate increased sales;

•	our potential inability to develop and successfully market platforms or services or our inability to obtain adequate funding to implement or develop our business;

•	our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this report within the time periods and in the manner currently anticipated;

•	the effectiveness of our internal control over financial reporting, including the identification of additional control deficiencies;

•	risks related to restrictions and covenants in our convertible debt facility that may adversely affect our business;

•	risks related to our current noncompliance with certain terms under our convertible debt facility;

•	our potential loss of key personnel and our ability to find qualified personnel;

•	international, national regional and local economic political changes, political risks, and risks related to global tariffs and import/export regulations;

•	fluctuations in foreign currency exchange rates;
•	our potential inability to use and protect our intellectual property;

•	risks related to our continued investment in research and development, product defects or software errors, or cybersecurity threats;

•	general economic and market conditions;

•	regulatory risks and the potential consequences of non-compliance with applicable laws and regulations;

•	increases in operating expenses associated with the growth of our operations;

•	risks related to our capital stock, including the potentially dilutive effect of issuing additional shares and the fact that shares eligible for future sale may adversely affect the market for our common stock;

•	the possibility of telecommunications rate changes and technological changes;

•	disruptions in our networks and infrastructure;

•	the potential for increased competition and risks related to competing with major competitors who are larger than we are;

•	our positioning in the marketplace as a smaller provider;

•	risks resulting from the restatement of our financial statements for the year ended December 31, 2018, the interim periods contained therein and the interim periods ended March 31, 2019 and June 30, 2019; and

•	those risks listed in the sections of this annual report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.

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

AVAILABLE INFORMATION

We maintain a corporate website with the address www.pareteum.com. We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “News– Press Releases” and “Investors – News.” Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings and public conference calls and the webcasts. We are not incorporating information contained in the website by reference into this Annual Report on Form 10-K.

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

With estimates of up to 30 billion devices to be managed and connected according to ABI Research, a market research firm that specializes in global connectivity and emerging technology, the total available market is vast. Service providers, brand marketing companies, and enterprise and IoT providers use Pareteum’s cloud communication services and turnkey solutions featuring relevant content, applications, and connectivity worldwide. Pareteum integrates a variety of disparate communications methods and services and offers them to customers and application developers, allowing communications to become a value-added service. We believe that this is a major strategic goal for many industries, from legacy telecommunications providers to the disruptive technology and data enterprises of today and the future.

The vast majority of our platform is comprised of our internally-developed software and intellectual property, which provides our customers with flexibility in how they use our products and allows us to be market driven going forward.  We have been granted more than 70 patents related to techniques and processes that support our cloud software and communications platform solutions.  Our platform services partners (whose technologies are integrated into our cloud) include: Hewlett Packard Enterprise, IBM, AT&T, Amazon Web Services, Sonus, Veniam, Oracle, Microsoft, NetNumber, Affirmed Networks and other world-class technology providers.

Pareteum is a mission-focused company that seeks to empower “Every Person and Every(Thing)” to be globally connected, hence our slogan – ANY DEVICE, ANY NETWORK, ANYWHERE™. The Pareteum cloud communications platform targets large and growing sectors from IoT, Mobile Virtual Network Operators, Enablers and Aggretators (“MVNO”, “MVNE” and “MVNA”), Smart Cities, and Application developer markets - each in need of mobile platforms, management and connectivity. These sectors need Communications-Platform-as-a-Service (“CPaaS”), which Pareteum delivers.

Coronavirus Pandemic

In March 2020, the novel coronavirus (“COVID-19”) began spreading across the globe and was declared a pandemic by the World Health Organization; the President of the United States (“U.S.”) declared this a national emergency. The economic effects of the pandemic and resulting social changes are not predictable.  There are a number of uncertainties arising from COVID-19 that have impacted and could continue to impact our operating results: the effectiveness of COVID-19 mitigation measures, the duration of the pandemic, the pace and effectiveness of vaccination efforts, and the effect on global economic conditions. Likewise, business operational changes, work from home, school from home and shop from home all impact consumer confidence and the availability of supply chains to support these activities. We expect operating and financial results to continue to be adversely impacted by COVID-19 for the duration of the pandemic.

 We have seen an increase in usage consumption, particularly for messaging and consumer mobile services during the pandemic. However, our products and services for customers in the travel and hospitality industries have been and continue to be negatively impacted. We expect volatility in customer demand and consumption habits as the pandemic continues, and we may experience constrained supply or curtailed customer demand that could adversely impact our operations. Specifically, we have seen slowing sales cycles, including customers and prospective customers delaying contracts or renewals. Customers in the pipeline are uncertain and may minimize commitments related to the products and services we offer.

 Innovative Use Cases

Many sectors, from traditional network operators to disruptive technology and data-driven companies, have found many innovative use cases for our platforms. Beyond simply enabling communications between people and devices, the Company’s platforms are designed to enable any of the following, among others:

•	Smart homes, including smart appliances, smart energy meters, wearables etc.

•	Connected cars

•	Smart cities

•	Smart logistics and supply chains

•	Smart healthcare applications

In addition to the foregoing, as a result of acquisitions completed in October 2018 and February 2019, the Company has acquired certain intellectual property portfolios (the “Acquired IP Rights”), which it now manages through various wholly owned direct and indirect subsidiaries. The Company utilizes patent, copyright, trademark and trade secret laws in the U.S., Europe, and elsewhere to protect the Acquired IP Rights.

 Business Model

At Pareteum, our mission is to “Empower Consumer Service Providers (“CSPs”), Enterprises and Developers to simply create and control their own wireless communications products and experience through our powerful combination of software, services and global connectivity.” We believe that open software and interfaces for communications services will create more innovation, economic freedom, and opportunity equality worldwide, just like the internet did for information. Our value proposition intersects with numerous applications and industries. It is our strong belief that no other company in the CPaaS market offers similarly broad value in such a comprehensive way.

However, an easily accessible open mobility system for the world is challenging to scale because it requires a “network effect.” The network effect is the principle that a service yields increased value as it grows. The essence of this point is that our business and our services will grow in value as we grow and scale. We aim to achieve that growth by providing the marketplace exchange on which these communications and transactions take place, and in doing so we attract new users and more customers.

To achieve our desired growth, we use our managed services solutions as a launching pad from which to grow our Pareteum Experience Cloud Platform by offering Mobility, Engagement, Intelligence and Control products and services to our existing and prospective customers. This process is already well underway, including with our anchor customer Vodafone.

Go-to-Market and Growth Strategy

Pareteum is in growth mode, which we expect to achieve through a combination of organic growth as well as targeted mergers and acquisitions, such as the recent Artilium, iPass and Devicescape acquisitions.

Pareteum seeks to continue winning new long-term contractual business. We expect this pace to increase throughout 2021 and beyond. Our focus is on selling and implementing new communications services and IoT opportunities as fast as reasonably possible, as the world of connected devices and people continues to rise on a daily basis.

Our go-to-market strategy uses a four-phase approach:

Phase 1:	Continue to attract new subscribers across all verticals to all our platforms through direct sales, existing channel partnerships and new initiatives such as referral programs.

Phase 2:	Continue to on-board new communications services providers, multiplying our own growth, largely through business development and direct sales in each of our six defined sales regions (North America, Latin America, Europe, Middle East, Africa, and Asia Pacific).

Phase 3:	Drive adoption through a twin approach. First, we will be on-boarding more “things” (whether Subscriber Identification Module (“SIM”) cards, handsets, devices, vehicles etc.) to our Pareteum Experience Cloud Platform, as our initial user base. Second, we will be drawing in new and existing customers and end-users to add and consume more services into our existing Pareteum Experience Cloud Platform. These will be people with the greatest pain point, who are underserved by the current mobility networks and applications out in the market (including in developing markets).

Phase 4:	At this stage, our strategic Pareteum Experience Cloud Platform customers will have their own go-to-market strategy, creating shared value, ranging from traditional consumer strategies to sophisticated B2B and B2B2C strategies, driving and expanding our ecosystem to new heights.

The phases described above are already being implemented, in parallel as far as possible, for the fastest, most sustainable growth, highlighting our strategy for accelerating the world’s shift to an open mobility and application network. When we’re successful, we believe it may accelerate the pace of innovation in the world, create more economic freedom, and provide better mobility services to billions of underserved people.

We also follow an organic growth plan focused on three core areas:

•	Exploring cross and up-sale opportunities among Pareteum’s recent customer acquisitions – focused on offering new products and services that complement or supplement their existing or future needs so to accelerate their strategy;

•	Platform evolution – enhance and expand existing products and services; and

•	Geographic expansion—focusing on entering new markets such as South East Asia and Latin America.

Employees

As of December 31, 2019, the Company had 218 full and part-time employees worldwide.

Research & Development

Pareteum’s research and development function attempts to ensure that its communications platforms grow in line with customer needs and technological advancement, and remain resilient, reliable and secure. Product development expenses for the years ended December 31, 2019 and 2018 were $12.8 million and $3.1 million, respectively.

Intellectual Property

Pareteum relies on a combination of patents, copyright, trademark and trade secret laws in the U.S., Europe and elsewhere. The Company protects its brand and reputation through the exploitation of a number of registered and unregistered trademarks and service marks. Pareteum has two granted patents for inventions embedded in its communications platforms, and with the addition of Artilium and iPass has a patent portfolio of over 70 granted patents. The current patent portfolio includes, but is not limited to, a set of developments embracing areas such as advanced network characterization and migration, automated configuration for network appliances, method and system for changing security information in a computer network, method and system for verifying and updating the configuration of an access device during authentication, service quality monitoring process, system and method for enabling wireless social networking and systems and methods for network curation, all expiring throughout 2034, and subject to renewals.

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

We engage with prospective and existing customers through an enterprise sales approach. Our sales executives directly engage C-Level executives and other senior business, product and technical decision makers responsible for the end-user experience and financial results at their companies. Our sales executives work to educate these decision makers and their teams about the benefits of using Pareteum Experience Cloud Platform to launch and scale robust communications experiences.

Customers

Our customers are tier 1 communications service providers that provide telecommunications services to end-users, Fortune 1,000 companies, mobile virtual network enablers of all sizes, software developers, banks, financial and online payment services companies, global consulting companies, mobile marketing platforms, telecommunications applications, and many others.

A customer advocate is assigned to each new contract, and a multi-step process of handoff from sales to service is handled by this distinct team that is made up of experienced staff around the globe and supported by back office professionals throughout the U.S., United Kingdom, Europe, the Middle East, Africa, Asia Pacific and Latin America.

Pareteum provides multiple levels of customer support, including 24x7 support, to ensure service levels and network reliability to meet the expectations and requirements of Pareteum’s customers. We believe that customers that use the Pareteum Experience Cloud Platform value our network reliability and availability, responsive customer support, competitive pricing, and collaborative approach.

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

The CPaaS market is moving quickly. We believe that the key competitive differentiators for Pareteum in the near-term will be:

•	Scale and international reach of connectivity

•	Comprehensiveness of platform offerings

•	Ease of deployment and implementation

•	Scalability and reliability of service

Pareteum considers itself well-placed to be judged on those criteria. The Company is confident that its network of global and international connectivity partners will enable it to access markets that currently are under-served and compete equally with larger competitors in mature markets. In addition, Pareteum is confident that few other players have the breadth of value-added services to complement the core connectivity platforms, resulting in competitive positioning for each of the areas where it competes:

•	Mobile Virtual Network Enabler (“MVNE”) services for CSPs: In a fragmented market without large competitors, Pareteum is well-known in the industry for a wide range of platform functionalities and high-flexibility to adapt to customer needs and accommodate complex requirements at a competitive price. As a result, Pareteum is serving leading CSPs in Europe, Asia Pacific, North America, Latin American and Africa, untapping solid growth potential in each of these markets.

•	Wi-Fi Connectivity aggregation for Enterprise customers: Pareteum has built an extensive Wi-Fi footprint with exclusive deals, covering more hotels, airports, business, leisure and outdoor areas. Pareteum offers a unified user experience with seamless access across Wi-Fi hotspots to blue chip customers, with a variety of successful business models.

•	Short Message Service Application-To-Person (“SMS A2P”) messaging for Enterprise customers: Leveraging global connectivity agreements enabling competitive price points and a strong competitive position in Europe, Pareteum offers fully programmable B2C messaging across a wide range of mobile and social channels with simple Application Programming Interface (“API”) integration.

•	IoT connectivity platform for IoT solution providers: Leveraging on the above capabilities, Pareteum is in an advantageous position to build a unique proposition for IoT solution providers that would benefit from the large growth potential in IoT. The foundations are in place and Pareteum has already received very positive commercial traction.

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

One key tenet in our competitive strategy, however, is to actually lower the competitive barriers to market for new customers to create new mobility and communications applications and businesses. We intend to disrupt existing markets and have the advantage of quick time-to-market for those newly enabled business models and opportunities. These include, for example:

•	Uniquely tailored data services such as unlimited social media, messaging apps or streaming music services.

•	Global roaming connectivity without local infrastructure: e.g., business executives using a multi-SIM worldwide phone.

•	Creation of personal, branded, mobile services.

•	One-stop shop for bundles of IoT and machine-to-machine (“M2M”) services: through plug-ins to multiple vertical applications and specialized platforms. One-stop shop for current and next-gen Global System for Mobile (“GSM”) communications and Wi-Fi connectivity, deployed seamlessly through our CPaaS solutions.

Regulatory

Pareteum is subject to several U.S. federal, state and foreign laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, telecommunications, trade and export sanctions or other subjects. Many of the laws and regulations to which we are subject are still evolving and may be tested or varied in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving markets in which we operate. Because applicable international laws and regulations have continued to develop and evolve rapidly, it is possible that we, our products or our platform may not be, or may not have been, compliant with each such applicable law or regulation.

Privacy and Data Protection

The regulatory framework for privacy, data protection and security issues worldwide is complex and rapidly evolving and as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. These data privacy laws and regulations are especially relevant and applicable to us as a technology company because we process vast amounts of personal and non-personal data on behalf of our customers and we also host significant and increasing amounts of data in our cloud solutions. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data processing and privacy practices. Complying with these various laws and regulations may cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our services and platform capabilities and/or implement additional organizational and technical measures, any of which could have an adverse effect on our business.

Any failure by us, our suppliers or other parties with whom we do business to comply with our contractual commitments, policies or with federal, state, local or international regulations could result in proceedings against us by governmental, regulatory and supervisory authorities or others. In many jurisdictions (especially the European Union), enforcement actions and consequences for noncompliance are rising. In the U.S., these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general and legislatures and consumer protection agencies. In addition, security advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.

Internationally, most jurisdictions in which we operate, have established or strengthened their own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union (“EU”), the United Kingdom (“UK”) and Switzerland. The EU’s and UK’s data protection landscape changed significantly in 2018, resulting in significant operational costs for internal compliance and risk to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which went into effect back in May 2018, and together with national legislation, regulations and guidelines of the EU, UK and Switzerland, ushered in a new and complex data protection regime including principles, rights and obligations with extraterritorial reach of EU, UK and Swiss data protection authorities. The European data protection and security laws, including GDPR, provide for extensive data subject rights, robust obligations on data controllers and processors and additional requirements on businesses to put in place data protection and security compliance programs, systems and processes. Continued evolvement of, and varied implementation and interpretation of such European data protection and security laws has increased, and continues to extend, our obligations and potential liability for failing to meet these requirements and our obligations under such laws. Among other requirements, the GDPR (and its UK equivalent commonly referred to as “UK GDPR”) regulates transfers of personal data (subject to such laws) from the European Economic Area (“EEA”) and the UK to the U.S. as well as other third countries outside EEA and the UK which are deemed not to provide adequate standards of data protection to the levels required by GDPR. The recent European Court of Justice judgement in July 2020 which nullified the EU-US Privacy Shield, its critical remarks about lack of data protection safeguards for non-US nationals, and subsequent and consequent measures taken by European data protection regulators in response to this judgement, has increased uncertainty in respect of data transfers from the EEA, UK and Switzerland to the US, creating serious challenges, uncertainties and increased costs for businesses such as ours. The GDPR and UK GDPR also impose numerous privacy-related obligations and requirements for companies operating in the EU and the UK including requiring data controllers not to transfer personal data to US-based processors unless they agree to certain legally binding processing obligations, greater control for data subjects (for example, the “right to be forgotten”), increased data portability for EU and UK consumers, data breach notification requirements and exposure to substantial fines for non-compliance. Under the GDPR and UK GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the non-compliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s and UK GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The frequency and quantum of fines imposed by EU and UK data protection regulators under GDPR and UK GDPR has been increasing since 2019. The GDPR and UK GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries and affiliates, including employee personal data.

On January 31, 2020, the UK ceased to be a member of the EU, an event generally referred to as “Brexit”. Following the end of the transition period on 31 December 2020, the UK left the EU Single Market and Customs Union, and is no longer subject to EU law or a party to the EU’s trade agreements. Effective from 1 January 2021, the free movement of persons, goods, services and capital between the UK and the EU, as it existed before 31 December 2020, ended and the EU and the UK now form two separate markets; two distinct regulatory and legal spaces. This will create barriers to trade in goods, services and to cross-border mobility and exchanges (including data) that did not exist prior to 31 December 2020.

Even though the UK reached an agreement with the EU on the terms of their future cooperation, as reflected in the EU-UK Trade and Cooperation Agreement (TCA) and related documents, and the UK government has sought to reproduce the effects of the EU trading agreements and EU laws (including the implementation of GDPR into UK law (now commonly referred to as UK GDPR) that previously applied to it, material changes took effect from 1 January 2021. It is unclear how the TCA will actually be implemented, how it will affect the nature of the UK’s relationship with the EU and how it will impact our business. It is also unclear how the UK’s new arrangements with other countries will actually be implemented and the coverage of those agreements. The effects of this uncertainty will continue to impact the political and economic environment in the UK and across other EU member states, and may impair our ability to transact business. This uncertainty could also continue to affect the UK, the EU and worldwide economic or market conditions and contribute to instability in global financial markets, and the value of the pound sterling or other currencies, including the Euro.

Additionally, now that the UK and EU regulatory and legal spaces are distinct and separate, the regulatory frameworks of the UK and the EU may subsequently change and potentially divergent laws and regulations may develop, including those relating to data protection and security. This may have adverse practical and/or operational implications for our business which involves data processing and cross-border data transfers, including the potential disruption to data transfers, additional compliance and operational costs and necessary operational changes.

Although the current arrangements between the EU and UK permit flow of data between these two regions for a period of up to 6 months from 1 January 2021, the European Commission has not yet made any determination as to whether UK is a safe country for personal data transfer. Even if such finding is made, with the UK not required to follow EU laws, there is an increased risk of divergence in data protection and security laws (and related guidance) between the UK and the EU, with the possibility of EU restricting data flows to the UK and vice versa. This has the potential to cause disruption to data transfers and our operations and result in additional compliance and operational costs.

Non-compliance with relevant data privacy laws, directives and regulations, such as the GDPR and UK GDPR, could result in proceedings against us by governmental regulatory and supervisory authorities, customers, suppliers, data subjects and others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, concerns about US data protection safeguards for non-US nationals, compliance cost, potential risk exposure and uncertainty for these entities and businesses, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them.

U.S. federal and state laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches, and the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. In addition, laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Further, California recently enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposes obligations on companies that process personal information of California residents. The CCPA was amended prior to going into effect, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced. Among other things, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our services and platform capabilities and/or implement additional organizational and technical measures, any of which could have an adverse effect on our business.

Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, contractual obligations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and have a material and adverse effect on our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, contractual obligations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our services. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our services, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.

Telecommunications Regulations

Currently, few existing laws or regulations specifically apply to the Internet, other than laws generally applicable to businesses. Many Internet-related laws and regulations, however, are pending and may be adopted in the U.S., in individual states and local jurisdictions and in other countries. These laws may relate to many areas that impact our business, including encryption, network and information security, and the convergence of traditional communication services, such as telephone services, with Internet communications, taxes and wireless networks. These types of regulations could differ between countries and other political and geographic divisions both inside and outside the U.S. Non-U.S. countries and political organizations may impose, or favor, more and different regulation than that which has been proposed in the U.S., thus furthering the complexity of regulation. Certain countries have implemented, or may implement, legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet Service Providers to limit access to specific websites or content. In addition, state and local governments within the U.S. may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for, and the costs associated with, our products and services. The adoption of such laws and regulations may harm our business.

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

Following approval at the Company’s 2016 annual stockholders’ meeting, the Company was rebranded and formally renamed to “Pareteum Corporation” and on November 3, 2016, the Company’s ticker symbol on the NYSE American was changed to “TEUM.” On October 23, 2018, the Company moved its listing to The Nasdaq Capital Market under its current ticker symbol “TEUM.” On November 10, 2020, Nasdaq notified the Company by letter that the Company’s common stock would be delisted and, accordingly, trading of the Company’s common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020 and prices for the Company’s common stock have since been quoted on the OTC Markets Group Inc.’s Pink Open Market. The delisting became effective on February 12, 2021.

Pareteum currently has offices in the U.S., Spain, Bahrain, Indonesia, Germany, Belgium, the Netherlands and India and maintains a minor presence in other locations.

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

Acquisitions

Devicescape Asset Purchase

On April 22, 2019, the Company, together with Devicescape Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the “Holdco” and together with the Company, the “Buyer”), entered into an asset purchase agreement (the “Purchase Agreement”) with Devicescape Software, Inc., a California corporation (“Devicescape”), whereby the Buyer acquired certain assets of Devicescape and assumed certain liabilities of Devicescape, such that Holdco continued as a surviving subsidiary of the Company holding the acquired assets and assuming those certain liabilities of Devicescape (the “Devicescape Purchase”). The Company paid cash consideration of $2,000,000 and issued to the stockholders of Devicescape an aggregate of 400,000 shares of the Company’s common stock at a value of $1,692,000 based on our closing price on April 22, 2019, of $4.23 per share. See Note 2, Acquisitions to the consolidated financial statements in Item 8 of this report for additional information.

iPass, Inc. Acquisition

On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “iPass Merger Agreement”) by and among the Company, iPass Inc. (“iPass”), and TBR, Inc., a wholly owned subsidiary of the Company (“TBR”). In aggregate, the Company issued 9,865,412 shares of common stock to the iPass stockholders in March 2019. Prior to its acquisition by us, iPass was a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. See Note 2, Acquisitions to the consolidated financial statements in Item 8 of this report for additional information.

Artilium plc Acquisition

On October 1, 2018, the Company completed its acquisition of all of the outstanding shares of Artilium plc, a public limited company registered in England and Wales (“Artilium”) effected by a court-sanctioned scheme of arrangement between Artilium and the Artilium stockholders (the “Artilium Acquisition”). In connection with the Artilium Acquisition, the Company issued an aggregate of 37,511,447 shares of the Company’s common stock to Artilium stockholders and cancelled 3,200,332 shares of common stock that were held by Artilium pre-acquisition. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communications services and applications. See Note 2, Acquisitions to the consolidated financial statements in Item 8 of this report for additional information.

Financial Information About Segments

The Company has three operating segments, Legacy Pareteum, Artilium and iPass, which have been aggregated into one reportable segment. Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”) manages segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. The CODM assesses performance of the Company’s major lines of business, MVNO, MVNE, Messaging, and Enterprise (“Business Lines”), based on revenues, however the lowest level of discrete financial information, including revenues, cost of sales, gross margin and earnings, is at the primary business units, which represent the Company’s operating segments. The CODM makes resource allocation decisions, primarily regarding the number of employees allocated, based on revenues, gross margin, earnings and cash flows on a consolidated basis. The CODM is not provided and does not use asset information when making operating decisions, assessing performance, or allocating resources. For additional information regarding our reportable segment, see “Note 1, Business and Summary of Significant Accounting Policies – Revenue Recognition and Reporting Segment” in Part II, Item 8 of this Annual Report.

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

Risks Related to Our Business

The restatement of our previously issued financial statements contained in Amendment No. 1 to our Annual Report for the year ended December 31, 2018 on Form 10-K/A and in this Annual Report on Form 10-K for the year ended December 31, 2019, may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on our stock price.

On October 21, 2019, our board of directors determined that the Company’s financial statements that were included in its annual report for the year ended December 31, 2018 and quarterly reports for the quarters ended March 31, 2019 and June 30, 2019 (collectively, the “Non-Reliance Periods”) should no longer be relied upon. Similarly, related press releases, earnings releases, and investor communications describing the Company’s financial statements for the Non-Reliance Periods should no longer be relied upon. The Company restated its financial statements for a portion of the Non-Reliance Periods in the previously filed amendments to our Annual Report for the year ended December 31, 2018 on Form 10-K/A. This Annual Report on Form 10-K contains restated financial statements for the Non-Reliance Periods in 2019.

As a result of these restatements and associated non-reliance on previously issued financial information, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. Likewise, the attention of our management team has been diverted by these efforts. In addition, we have become subject to, and could also be subject to additional, stockholder, governmental, regulatory or other actions or demands in connection with the restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price. In connection with the restatement of our financial statements for the Non-Reliance Periods, our management identified material weaknesses in our internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of this report. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Further, management determined that control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, management has concluded that management’s reports related to the effectiveness of internal and disclosure controls may not have been correct. As a result, loss of investor confidence and negative impacts on our stock price are possible.

Our business may be adversely impacted by risks, or the public perception of the risks, related to the COVID-19 pandemic.

The outbreak of COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in a global economic downturn. As a response to the spread of COVID-19 many countries, including the U.S., Great Britain and other jurisdictions in Europe, South America and the Middle East where we have employees, have been taking measures designated to limit the continued spread of COVID-19, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. Governments around the world have passed temporary emergency orders requiring all residents to remain in their homes along with limitations on which businesses are allowed to remain open and the number of workers allowed at each site. Although many of these orders have been partially lifted in certain jurisdictions, the effects of these indefinite travel restrictions and alternative working arrangements are unknown, may negatively impact the productivity of our employee base, and may have a negative effect on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.

While the full impact of the COVID-19 outbreak is unknown at this time, we are closely monitoring the developments and continually assessing the potential impact on our business. Our business may be adversely affected by the COVID-19 outbreak due to the following risks, any of which may lead to an adverse effect on our financial condition and results of operations:

•	a number of our employees may be infected and/or subject to quarantine periods and may be unable to perform their duties and our offices may be forced to operate with a reduced workforce and/or be forced to close under the temporary emergency regulations. This may lead to ineffective control over our business and a lower work efficiency, productivity and financial performance;

•	a reduced workforce, lack of international travel, and few face-to-face meetings with customers and potential customers may adversely affect our operations;

•	we may experience difficulties in collecting amounts due from customers, including major customers, due to a downturn in their financial condition; and

•	due to the COVID-19 pandemic, a significant number of our employees have moved to work from their homes and remotely access our IT networks. Such remote working mode creates the risk of attacking the end-point user stations, connection channels and gateways. These potential breaches of our security measures may harm our business.

Historically, a significant portion of our sales were conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this Annual Report, we do not yet know the extent of the negative impact on our ability to attract, serve or retain customers. Furthermore, as a result of uncertainty due to the COVID-19 pandemic, as well as general economic uncertainty and associated macroeconomic conditions, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery, which could have an adverse effect on our business, operating results, and financial condition.

The number of companies whose employees are working remotely as a result of the COVID-19 pandemic and the resulting government-ordered shutdowns has caused use of our platform to increase. If our data centers are unable to keep up with this increased usage, customers may experience delays or interruptions in service, which could result in the loss of customers who use our communications platform because of its reliability and performance, which could have an adverse effect on our business, operating results, and financial condition.

Our independent auditor’s report contains an explanatory paragraph that expresses a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2019 contains a paragraph expressing substantial doubt about our ability to continue as a going concern. Based on our current projection of revenue, expenses, capital expenditures and cash flows, we will not have sufficient resources to fund our operations and meet the obligations specified in the documents governing our convertible financing for the next twelve months following the filing of this Annual Report. Our software platforms require ongoing funding to continue the current development and operational plans and we have a history of net losses. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the continued development of our software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of our services. In addition, other unanticipated costs may arise. As a result, we believe that additional capital will be required to fund our operations. To access capital to fund operations and provide growth capital to meet the obligations under our outstanding convertible note, we may need to restructure our convertible indebtedness and raise capital in one or more debt and/or equity offerings. However, there can be no assurance that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. Furthermore, the outbreak of the COVID-19 pandemic has significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. In particular, a decline in the market price of our common stock, coupled with the suspension of trading of our common stock on the Nasdaq Stock Market, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. For these reasons, the audit report of our independent registered public accountants on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Much of our customers’ business is consumer driven, and to the extent there is a decline in consumer spending, our customers could experience a reduction in the demand for their services and consequently affect the demand for our services and a decrease in our revenues, net income and an increase in bad debts arising from non-payment of our trade receivables. The potential adverse effects of an economic downturn include:

•	reduced demand for services, resulting in increased price competition or deferrals of purchases, with lower revenues not fully compensated through reduced costs;
•	risk of financial difficulties or failures among our suppliers;
•	increased demand for customer finance, difficulties in collection of accounts receivable and increased risk of counterparty default;
•	risk of impairment losses related to our intangible assets as a result of lower forecasted sales of certain products;
•	increased difficulties in forecasting sales and financial results as well as increased volatility in our reported results; and
•	end-user demand could also be adversely affected by reduced consumer spending on technology, changed operator pricing, security breaches and trust issues.

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

Pareteum operates in an exceptionally competitive environment where there is continuous innovation and new development. We are required to be a top performer in over a dozen highly specialized domains to effectively compete with our competitors. Ongoing investments are required to stay ahead of the competition. The sales process for our platform and the deployment process may be complicated and very slow. We are highly dependent on convincing mobile network operators and mobile virtual network operators to believe that outsourcing their requirements to us is the best way to go. We are exposed to business risks associated with turnkey projects and the scalability of our service and support organization. Although our policy is to avoid or minimize risks, it cannot be ruled out that in certain cases events occur that may seriously impact us and our performance.

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

Our business is directly affected by the length of our sales cycle and strategic mobile partnership cycles with mobile network operators and other large enterprises. Our software platforms, outsourced solutions and value-added communication services, are relatively complex and their purchase may involve a significant commitment of mostly human capital, with attendant delays frequently associated with the allocation of substantial human resources and procurement procedures within an organization. The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, including as a result of the COVID-19 pandemic and the government shutdown orders that have been implemented in many jurisdictions around the world in an effort to slow the spread of the pandemic, our typical sales cycle may lengthen, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales and strategic mobile partnership cycle could reduce growth in our revenue in the future, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We historically have not engaged in hedging transactions since we primarily operate in same currency countries, currently being the Euro (“EUR”). However, the operations of affiliates and subsidiaries in non-US countries have been funded with investments and other advances denominated in foreign currencies and more recently in USD. Historically, such investments and advances have been long-term in nature, and we have accounted for any adjustments resulting from currency translation as a charge or credit to Accumulated other comprehensive loss within the Stockholders’ Equity section of our Consolidated Balance Sheets. Although we have not engaged in hedging in the past, we continue to assess on a regular basis the possible need for hedging.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

Our services related to cloud-based communications software and information systems, outsourced solutions and value-added communication services are subject to competitive pressure, and we expect competition to continue to increase. We compete with telecom solution providers, independent software and service providers and the in-house IT and network departments of communications companies as well as firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, land-line and mobile services, cable, satellite and service bureaus) and companies that offer software systems in combination with the sale of network equipment. Also, in this more fragmented market, larger players exist with associated advantages described earlier with which we need to compete against.

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

For instance, we may encounter delays or cost overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting, which could have a material adverse impact on our financial condition, results of operations, and cash flows.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II, Item 9A, Controls and Procedures, of this Annual Report, our management identified material weaknesses in internal controls related to:

•	Inadequate and ineffective management assessment of internal control over financial reporting, including insufficient experienced resources to complete the documentation of internal control assessment;
•	Ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process;
•	entity-level controls were not effective due to certain executive management “tone at the top” issues which contributed to an ineffective control environment and to deficiencies aggregating to material weaknesses; and
•	the Company not having sufficient accounting and finance department resources to effectively assess risk and design, operate and oversee effective internal controls over financial reporting, which contributed to the failure in the effectiveness and adequate identification of certain controls including:
o	application of appropriate revenue recognition standards;
o	proper accounting of share-based compensation;
o	appropriate settlement of payables via issuance of shares;
o	complete and appropriate application of foreign currency translations;
o	identification and accounting of operating leases in accordance with ASC 842; and
o	method of accounting for acquisitions and business combinations.

As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2019. As described in Part II, Item 9A, Controls and Procedures, of this Annual Report, we are implementing remedial measures that we believe will effectively remedy the material weakness. If we are unable to remediate the material weakness timely and sufficiently, or are otherwise unable to maintain effective internal controls over financial reporting, we could suffer future material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject regulatory investigations, civil or criminal sanctions and class action litigation.

We must attract and retain skilled personnel. If we are unable to hire and retain technical, technical sales and operational employees, our business could be harmed.

Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We need software development specialists with in-depth knowledge of a blend of IT and telecommunications or with a blend of security and telecommunications. We intend to hire additional necessary employees, including software engineers, communication engineers, project managers, sales consultants, employees and operational employees, on a permanent basis. The competition for qualified technical sales, technical, and managerial personnel in the communications and software industry is intense in the markets where we operate, and we may not be able to hire and retain sufficient qualified personnel. In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations. Volatility in the stock market and other factors could diminish our use, and the value, of our equity awards as incentives to employees, putting us at a competitive disadvantage or forcing us to use more cash compensation.  Accordingly, our failure to attract and retain skilled personnel may materially and adversely affect our financial condition, results of operations and cash flows.

If we are not able to use and protect our intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property internationally. We rely on a combination of patents, copyright, trade secrets and confidentiality, trademarks and licenses to protect our intellectual property. There is limited protection under patent law to protect the source codes we developed or acquired on our platform. The copyright and know-how protection on which we rely may not be sufficient. Our granted patents and pending patent applications may be challenged. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. The technology licensed by us may not continue to provide competitive features and functionality. Licenses for technology currently used by us or other technology that we may seek to license in the future may not be available to us on commercially reasonable terms or at all, which could have an adverse impact on our business, results of operations and financial condition.

We are dependent on one significant customer for a substantial portion of our business and the loss of this customer could have an adverse effect on our business, results of operations and financial condition.

For the years ended December 31, 2019 and 2018, we had one significant customer that accounted for 20% and 64% of our revenue, respectively. Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods. Additionally, because many of our other customers produce net losses for us, the loss, or reduction in services to this significant customer or other discontinuation of their relationship with us for any reason, or if this significant customer reduces or postpones purchases that we expect to receive, it could have an adverse impact on our business, results of operations and financial condition.

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

Design defects or software errors may cause delays in product introductions and project implementations, damage customer satisfaction and may have a material adverse effect on our business, results of operations and financial condition. Our software systems are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct. Because our products are generally used by our customers to perform critical business functions, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems within or outside of our control may arise during implementation or from the use of our products and may result in financial or other damages to our customers, for which we may be held responsible. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Our insurance coverage is not sufficient to protect against all possible liability for defects or software errors. In addition, as a result of business and other considerations, we may undertake to compensate our customers for damages caused to them arising from the use of our products, even if our liability is limited by a license or other agreement. Claims and liabilities arising from customer problems could also damage our reputation, adversely affecting our business, results of operations and financial condition.

Political risks, including changes to U.S. tariff and import/export regulations may have a negative effect on our business.

There have been recent changes to U.S. trade policies, treaties and tariffs, including determinations made by the U.S. to reinstate or impose new sanctions levied by the U.S. Department of the Treasury’s Office of Foreign Assets Control against certain nation states. The Company or its subsidiaries may engage in business with entities located in certain regions which may be impacted, directly or indirectly by such changes. If the Company is precluded as a result of changes to sanctions laws from doing business in certain jurisdictions or with certain entities, the loss of any related revenues could impact our business, results of operations and/or financial condition.

We, and certain of our directors and current and former officers, have been named as parties to various lawsuits and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

A number of lawsuits have been filed against us, including securities class action complaints. If these matters cannot be resolved expeditiously, management’s attention may be diverted to this matter and there can be no assurance that the litigation would be settled.  If the current litigation proceeds or if additional claims are filed, the legal and other costs associated with the defense of these actions and their ultimate outcomes could have a material adverse effect on our business, financial condition and results of operations.  While we expect insurance to cover many of the costs associated with defending such litigation, insurance coverage may be insufficient and could require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

Although we have directors and officers liability insurance, such insurance may be insufficient to cover the liabilities incurred under all claims and any claims against us may result in our incurring substantial costs and a diversion of resources.

Although we have directors and officers liability insurance, the coverage under such policies may be insufficient to cover any claim, including the claims pending against us and certain of our directors and officers resulting from the restatement of our financial statements (see “Item 3. Legal Proceedings”). Because we also have obligations to indemnify our current and former officers and directors under our governing documents, liabilities in excess of the limits of our insurance policies that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. Such expenses could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Risks Related to Our Industry

Changes in the regulation of the telecommunications industry could adversely affect our business, revenue or cash flow.

We operate in a heavily regulated industry. As a provider of communications technology, we are directly and indirectly subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Certain European, foreign, U.S. federal, and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

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

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as mobile, broadband, DSL, Internet, VOIP, and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional land-line services, such as mobile, broadband, Internet and VOIP services, have shown a competitive threat to our legacy land-line traffic business. If we do not continue to invest and exploit the contemplated plan of development of our communications information systems, outsourced solutions and value-added communication services to meet changing market conditions, or if we do not have adequate resources, we may not be able to compete effectively in providing technology solutions to our customers. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services into our technology platforms that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

On June 8, 2020, we closed the issuance of $17.5 million aggregate principal amount of our Senior Secured Convertible Notes due 2025 (the “2020 Note”) under the terms of a securities purchase agreement, also dated as of June 8, 2020 (together with the 2020 Note, the “Note Facility”). The covenants in the Note Facility documents contain a number of provisions that impose operating and financial restrictions which, subject to certain exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness, pay dividends or make distributions or redeem or repurchase our securities, make certain investments, grant liens on assets, sell or dispose of any material assets; and acquire the assets of, or merge or consolidate with, other companies. Additionally, the Note Facility documents contain affirmative covenants that require to us take, and have taken by certain dates, specific actions, some of which have not been satisfied by the dates required, including (i) us filing our restated Form 10-K for the year ended December 31, 2018 with the SEC on or prior to October 31, 2020,  (ii) after October 31, 2020, our timely filing subsequent quarterly reports on Form 10-Q with the SEC and (iii) us maintaining the listing of our common stock on the Nasdaq Stock Market. As a result, on December 1, 2020, we entered into a forbearance agreement with the holder of the 2020 Note under which we admitted that we were in default of several obligations and such holder acknowledged such defaults and agreed not to exercise any right or remedy under the Note Facility documents, including its right to accelerate the aggregate amount outstanding under the 2020 Note, until the earlier of December 31, 2020 (since extended to March 31, 2021), the date of any new event of default or the initiation of any action by the Company to invalidate any of the representations and warranties made in such forbearance agreement.

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

As of December 31, 2020, there are (i) 6,704,803 shares of common stock that may be issued upon the exercise of outstanding options, 37,298,850 shares of common stock that may be issued upon the exercise of outstanding warrants and 29,166,667 shares of common stock that may be issued upon the conversion of outstanding convertible indebtedness. Options are exercisable at exercise prices between $0.36 and $62.50 and the warrants are exercisable at exercise prices between $0.37 and $5.38. Accrued interest owed on the 2020 Note may also be paid in the form of shares of our common stock from time to time. If and when these securities are exercised or converted into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any subsequent sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholders (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three-month period a number of securities that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided that we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Our common stock is quoted on the OTC Markets Group Inc.’s Pink Open Market which may have an unfavorable impact on our stock price and liquidity.

On November 10, 2020, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that, because of the Company’s failure to satisfy the conditions to the exception to Nasdaq’s listing standards granted by the Nasdaq Hearings Panel, our common stock would be delisted, and trading of our common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020. After trading of the Company’s common stock was suspended by Nasdaq, prices for our common stock began being quoted on the OTC Markets Group Inc.’s Pink Open Market (the “Pink Sheets”). The delisting became effective on February 12, 2021. The Pink Sheets is a significantly more limited market than Nasdaq or the New York Stock Exchange. The quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future on favorable terms, or at all.

Because our common stock is no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states that impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our common stock for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

 Our headquarters are located in New York City, NY. In addition, we lease office/building space around the world, primarily in Europe, the U.S., and Asia. We do not own any properties but lease data center colocations for housing our equipment, applications, and network interconnections to our customers and telecommunication network providers in Europe, the U.S., South America, and Asia.

We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations and headquarters.

Item 3.   Legal Proceedings

The Company is currently a defendant in various legal actions and asserted claims arising in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

SEC Investigation. In August 2019 and February 2020, the SEC issued the Company subpoenas requiring the production of documents related to, among other things, the Company’s recognition of revenue, practices with certain customers, and internal accounting controls. The SEC staff has also interviewed and taken testimony from individuals previously employed by the Company in connection with the investigation. The Company is cooperating with the SEC staff in the SEC investigation and discussions with the SEC staff regarding a potential resolution of the investigation are ongoing.

In re Pareteum Securities Litigation is the consolidation of various putative class actions that were filed in the United States District Court for the Southern District of New York (the “Southern District Court”). The Southern District Court consolidated the actions on January 10, 2020 and named the Pareteum Shareholder Investor Group as the Lead Plaintiff. The Lead Plaintiff is asserting claims on behalf of purported purchasers and/or acquirers of Company securities between December 14, 2017 and October 21, 2019. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Denis McCarthy, Dawson James Securities Inc., and Squar Milner LLP (“Defendants”). The Lead Plaintiff alleges that Defendants caused the Company to issue certain materially false or misleading statements in SEC filings and other public pronouncements in violation of Sections 10(b) and 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act. Lead Plaintiff seeks to recover compensatory damages with interest for itself and the other class members for all damages sustained as a result of Defendants’ alleged wrongdoing and reasonable costs and attorney’s fees incurred in the case.

Douglas Loskot v. Pareteum Corporation, et al., is a putative class action pending in the Superior Court of California, County of San Mateo. It was filed on May 29, 2020 on behalf of all former shareholders of iPass Inc. who received shares of the Company’s common stock pursuant to a February 12, 2019 exchange tender offer.  The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Yves van Sante, Robert Lippert and Luis Jimenez-Tunon. The Complaint alleges that the defendants caused the Company to issue materially false or misleading statements in SEC filings submitted in connection with the tender offer in violation of Sections 11 and 15 of the Securities Act.

Miller ex rel. Pareteum Corporation v. Victor Bozzo, et al. was filed on February 28, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff William Miller (“Plaintiff”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Victor Bozzo, Laura Thomas, Yves van Sante, Luis Jimenez-Tunon, Robert Lippert, Robert H. Turner, Edward O’Donnell, and Denis McCarthy (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff all costs and expenses incurred in pursuing the claims.

Zhang ex rel. Pareteum Corporation v. Robert H. Turner, et al. was filed on May 26, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Wei Zhang (“Plaintiff”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tunon, Robert Lippert, Laura Thomas, and Yves van Sante (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff all costs and expenses incurred in pursing the claim.

Shaw ex. rel. Pareteum Corporation v. Luis Jimenez-Tunon, et al. was filed on July 10, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Michael Shaw (“Plaintiff”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Luis Jimenez-Tunon, Robert Lippert, Yves van Sante, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, and Laura Thomas (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, and awarding Plaintiff all costs and expenses incurred in the Shaw Action.

In re Pareteum Corporation Stockholder Derivative Litigation (the “Delaware Derivative Action”) is a consolidated action that was originally filed in the U.S. District Court for the District of Delaware and joins several related derivative actions. On April 3, 2020, the District Court consolidated related suits brought by stockholders Edward Hayes, Juanita Silvera, and Brad Linton (“Plaintiffs”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Laura Thomas, Victor Bozzo, Luis Jimenez-Tunon, Robert Lippert, Rob Mumby and Yves van Sante (the “Individual Defendants”). Plaintiffs in the related actions have alleged that the Individual Defendants caused Pareteum to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiffs allege that as a result of the Individual Defendants’ misconduct, they are liable for violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, unjust enrichment, and gross mismanagement. Plaintiffs seek a judgment (1) declaring that the Individual Defendants breached their fiduciary duties and/or aided and abetted the breach of their fiduciary duties; (2) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty and violations of federal securities laws; (3) ordering that the Individual Defendants disgorge any performance-based compensation that was received during, or as a result of, the Individual Defendants’ breaches of fiduciary duty; (4) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (5) granting appropriate equitable or injunctive relief to remedy the Individual Defendants’ breaches of fiduciary duties and other violations of laws; (6) awarding Pareteum restitution from the Individual Defendants; and (7) awarding Plaintiff all costs and expenses incurred in pursuing various actions against the Company and the Individual Defendants. On July 22, 2020, this action was transferred to the U.S. District Court for the Southern District of New York.

Sabby Volatility Warrant Master Fund, Ltd. v. Pareteum Corp., et al., No. 19-cv-10460 (S.D.N.Y.) (the “Section 11 Action”), is an action brought under Section 11 of the Securities Act by an investor, Sabby Volatility Master Fund, Ltd. (“Plaintiff Sabby”), against the Company, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Robert Lippert, Yves van Sante, and Luis Jimenez Tunon (collectively, the “Defendants”). It was filed on November 11, 2019. Plaintiff Sabby alleges that Defendants caused the Company to issue false or misleading statements in a Registration Statement filed with the SEC. As a result of the alleged misconduct, Plaintiff Sabby claims that Defendants are liable for violations of Section 11 of the Securities Act, breaches of a Securities Purchase Agreement (the “SPA”) entered into between Plaintiff Sabby and Pareteum, and contractual indemnification allegedly owed to Plaintiff Sabby under the SPA. Plaintiff Sabby seeks monetary damages and/or rescission of the SPA, and indemnification by Pareteum for any losses resulting from its alleged breach of the SPA, including costs and expenses incurred in connection with the Section 11 Action.

Artilium Africa, LLC et al. v. Artilium, PLC et al.; ICDR Case No. 01-19-0003-1680 and Artilium Africa, LLC and Tristar Africa Telecom, LLC v. Pareteum Corporation are related matters arising out of the same dispute. The former matter is an arbitration filed with the International Center for Dispute Resolution (“ICDR”) on October 1, 2019 alleging that Artilium Group Limited, a subsidiary of Pareteum Corporation formerly known as Artilium PLC (“Artilium”), breached an Operating Agreement relating to a joint venture called Artilium Africa formed by Artilium Green Globe Services LLC and Tristar Africa Telecom, LLC (“Tristar” and together with Artilium the “Delaware Plaintiffs”) to provide mobile data, cloud, and telecommunications services throughout Africa. The Claimants in the ICDR arbitration are seeking $30 million. The latter matter is a civil case filed on October 10, 2019 in the Delaware District Court. The Delaware Plaintiffs allege that Pareteum Corporation tortuously interfered with Tristar’s contract with Artilium in order to enter into the same type of agreement with Artilium. The Plaintiffs are seeking $150,000 in damages.

Reuben Harmon, derivatively on behalf of Pareteum Corp. v. Robert H. Turner, et al. is a stockholder derivative lawsuit that was filed in the Supreme Court for the State of New York, New York County, on January 27, 2021 by Reuben Harmon (“Plaintiff Harmon”). This case was brought derivatively on behalf of Pareteum, the Nominal Defendant, against certain current and former officers and directors of the Company, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tunon, Robert Lippert, Laura Thomas and Yves van Sante (the “Individual Defendants”). Plaintiff Harmon alleges that the Individual Defendants caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities statutes and regulations. Plaintiff Harmon further alleges that as a result of their misconduct, the Individual Defendants are liable for breaches of their fiduciary duties as directors and/or officers of Pareteum, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff Harmon seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff Harmon all costs and expenses incurred in pursing the claim.

Gregory Lackey, derivatively on behalf of Pareteum Corp. v. Robert “Hal” Turner, et al., No. 1:21-mc-00070, is a shareholder derivative suit that was filed on January 25, 2021 in the United States District Court for the Southern District of New York. Plaintiff Gregory Lackey (“Plaintiff Lackey”) is a purported shareholder suing on behalf of Pareteum and alleging that certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Luis Jimenez-Tunon, Robert Lippert, Rob Mumby , Laura Thomas and Yves van Sante (the “Individual Defendants”) caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities statutes and regulations. Plaintiff Lackey alleges that as a result of their misconduct, the Individual Defendants are liable for contribution and indemnification under the Exchange Act, breach of fiduciary duty, and unjust enrichment. Plaintiff Lackey seeks a judgment (1) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty; (2) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (3) awarding Pareteum restitution from the Individual Defendants and disgorgement of all profits obtained by the Individual Defendants; and (4) awarding Plaintiff Lackey all costs and expenses incurred in the action.

Deutsche Telekom A.G. (“DTAG”) is both a supplier to, and customer of, the Company’s subsidiary, iPass. DTAG has initiated a lawsuit in Germany in the amount of approximately USD $790,000 for non-payment for supply of services to iPass and/or insufficient delivery of services to DTAG. iPass has reasonable grounds to net-off a significant proportion of the claimed sums and otherwise dispute the claims. iPass intends to vigorously defend and/or set-off the DTAG claim.

Stephen Brown v. Elephant Talk North America Corporation and Elephant Talk Communications Corp., Case No. 5:18-cv-00902-R in the Western District of Oklahoma. A former consultant, Steve Brown (“Brown”) brought a lawsuit against Pareteum and its subsidiary claiming approximately five (5) years’ unpaid consulting fees in an amount equal to $780,000. The Company believes some or all of his claims are time-barred and/or frivolous. The Company’s position is that Brown was dismissed for cause in 2013/14, and intends to defend itself in this matter vigorously.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock was listed on the Nasdaq Capital Market, and traded under the symbol “TEUM.” On November 10, 2020, Nasdaq notified us by letter that our common stock would be delisted and, accordingly, trading of our common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020 and prices for our common stock have since been quoted on the Pink Sheets.

As of February 24, 2021, we had approximately 3,813 recorded holders of our common stock.

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise prices of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2008 Plan (1):	193,448	$12.40		-
	2017 Plan (2):	3,003,918	$1.74		57,155
	2018 Plan (3):	6,290,429	$2.17		6,456,665

Equity compensation plans not approved by security holders		-		-	-
Total		9,487,795			6,513,820

(1)	Relates to the 2008 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2008 Plan”). The Company filed a registration statement on Form S-8 with the SEC on July 11, 2008 to register the offering and sale of the shares of common stock underlying the awards issued under the 2008 Plan. The stockholders approved the increase of the total number of shares of authorized to be issued under the 2008 Plan from 200,000 to 920,000, during 2013 the stockholders approved an increase from 920,000 to 1,840,000 and during 2014 an increase of the total number of shares available under the 2008 Plan from 1,840,000 to 2,240,000. The Plan is no longer active and therefore there are no future shares available for issuance.

(2)	Relates to the 2017 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2017 Plan”). The stockholders approved 6,500,000 shares to be issued under the 2017 Plan, the offer and sale of 3,500,000 of which were registered under a registration statement on Form S-8 filed by the Company with the SEC on June 14, 2017 and the offer and sale of 3,000,000 of which shares were registered under a registration statement on Form S-8 filed by the Company with the SEC on April 13, 2018. Due to administrative error, the Company issued options exercisable for 494,452 more shares of common stock than were approved under the 2017 Plan. These excess options were subsequently cancelled and reissued under the 2018 Plan.

(3)	Relates to the 2018 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2018 Plan”). The Company filed a registration statement on Form S-8 with the SEC on October 10, 2018 to register the offering and sale of the shares of common stock underlying the awards issued under the 2008 Plan. The stockholders approved 8,000,000 common shares to be issued under the 2018 Plan, of which 8,000,000 were registered under the S-8. On June 28, 2019, the Company filed a form S-8 to register an additional 7,500,000 shares of common stock for issuance under the 2018 Plan. During 2019, 1,752,906 shares of common stock have been issued to certain of our directors and officers and third-party consultants.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the SEC, we did not sell any equity securities during the year ended December 31, 2019 in transactions that were not registered under the Securities Act. The issuance of securities in the transactions described below were each exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

During the Company’s first quarter ended March 31, 2019, the Company issued 111,398 shares of common stock in an unregistered transaction in connection with the settlement of certain consulting services and 150,000 unregistered shares of common stock in connection with the receipt of certain investor relations services.

During the Company’s second quarter ended June 30, 2019, the Company issued in unregistered transactions: (i) 350,000 shares of its common stock in connection with a certain settlement arrangement with a former iPass officer, (ii) 225,000 shares of its common stock in connection with an employment agreement, (iii) 130,000 shares in connection with a consulting agreement, (iv) 125,593 shares of its common stock in connection with the settlement of certain technical consultancy services, and (v) 214,797 shares of its common stock for acquisition related services and 26,250 shares for other advisory services.

During the Company’s third quarter ended September 30, 2019, the Company issued 10,000 shares of its common stock in an unregistered transaction in connection with the receipt of certain investor relations advisory services, 250,000 shares for technical-related consultancy services and 1,211,439 shares for acquisition related services.

During the Company’s fourth quarter ended December 31, 2019, the Company issued 74,523 shares of its common stock in an unregistered transaction related to a settlement arrangement and 600,000 shares for settlement of certain technical-related consultancy services.

Item 6.  Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Risk Factors” in Part I, Item 1A of this Annual Report and “Cautionary Statement Regarding Forward-Looking Statements” in the forepart of this Annual Report.

Business Overview

Pareteum Corporation (OTC: TEUM) is a growth-oriented cloud software communications platform company with a mission – to Connect Every Person and Every(Thing) ™. Pareteum’s goal is to unleash the power of applications and mobile services, bringing secure, ubiquitous, scalable, and seamlessly available voice, video, SMS/text messaging, and data services to its customers, making worldwide communications services easily and economically accessible to everyone. By harnessing the value of our cloud communications platform, Pareteum serves enterprises, communications service providers, early-stage innovators, developers, IoT and telecommunications infrastructure providers.

Pareteum integrates a variety of disparate communications methods and services and offers them to customers and application developers, allowing communications to become a value-added service. The vast majority of our platform is comprised of our internally-developed software and intellectual property, which provides our customers with flexibility in how they use our products and allows us to be market driven going forward. We have been granted over 70 patents related to techniques and processes which support our cloud software and communications platform solutions. Our platform services partners (whose technologies are integrated into our cloud) include Hewlett Packard, IBM, Sonus, Oracle, Microsoft, NetNumber, Affirmed and other world-class technology providers.

The Pareteum cloud communications platform targets large and growing sectors from IoT, MVNO, Smart Cities, and Application developer markets – each in need of mobile platforms, management and connectivity. These sectors need Communications-Platform-as-a-Service (CPaaS), which Pareteum delivers. Our vision is to empower Communication Service Providers, Enterprises and Developers to simply create and control their own wireless communications products and experiences through our powerful combination of software, services and global connectivity.

Pareteum Corporation, a Delaware corporation, was originally formed in 2001 as Elephant Talk Communications Corp. as a result of a merger between Staruni Corporation (USA, 1962) and Elephant Talk Limited (Hong Kong, 1994). Since 2016, our name has been Pareteum Corporation, and from November 12, 2019 until November 12, 2020, our common stock was traded on the Nasdaq Capital Market under the ticker symbol “TEUM.” Prices for our common stock are now quoted on the Pink Sheets under the same symbol.

Restatement and Revision of Previously Issued Interim Financial Statements

We restated the unaudited quarterly financial statements as of and for the three months ended March 31, 2019 and as of and for the three and six months ended June 30, 2019. The impact of the restatement is reflected in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), see the discussion below in “Consolidated Quarterly Results”. The Company has not yet filed its Quarterly Report on Form 10-Q for the period ended September 30, 2019 with the SEC.

Delisting of the Company’s Common Stock

On November 5, 2020, the Company notified the Nasdaq Hearings Panel that it would not be able to file its Quarterly Report on Form 10-Q for the period ended September 30, 2019, its amended Annual Report on Form 10-K/A for the year ended December 31, 2018, its Annual Report on Form 10-K for the year ended December 31, 2019 or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 by November 9, 2020, the date by which the Nasdaq Hearings Panel had required the Company to make such filings in order for the Company’s common stock to remain listed on Nasdaq Capital Market.

In response to the Company’s notice to the Nasdaq Stock Market that it would not satisfy the conditions to the exception to the listing requirements granted by the Hearing Panel, the Nasdaq Stock Market notified the Company by letter dated November 10, 2020 that the Company’s common stock would be delisted, and trading of the Company’s common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020. Since the trading of the Company’s common stock was suspended, prices for our common stock have been quoted on Pink Sheets.

Results of Operations

Consolidated Annual Results

Our results of operations for the periods presented were as follows:

	Years Ended December 31,		Change
($ in thousands)	2019	2018	Increase/(Decrease)
REVENUES	$62,049	$20,258	$41,791

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	47,134	10,054	37,080
Product development	12,956	3,083	9,873
Sales and marketing	10,345	3,197	7,148
General and administrative	34,583	17,330	17,253
Restructuring and acquisition costs	3,457	7,260	(3,803)
Impairment of goodwill and intangible assets	160,989	-	160,989
Depreciation and amortization	12,938	5,427	7,511
Total cost and operating expenses	282,402	46,351	236,051

LOSS FROM OPERATIONS	(220,353)	(26,093)	(194,260)

OTHER INCOME (EXPENSE)
Interest income	358	184	174
Interest expense	(2,120)	(309)	(1,811)
Interest expense related to debt discount and conversion feature	(619)	(184)	(435)
Changes in derivative liabilities	-	1,284	(1,284)
Loss on extinguishment of debt	(8,873)	-	(8,873)
Gain on equity investment	-	6,371	(6,371)
Amortization of deferred financing costs	(237)	(29)	(208)
Other income (expense), net	(3,221)	578	(3,799)
Total other income (expense)	(14,712)	7,895	(22,607)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(235,065)	(18,198)	(216,867)
Income tax benefit	(8,295)	(174)	(8,121)
NET LOSS	(226,770)	(18,024)	(208,746)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(219)	(200)	(19)
COMPREHENSIVE LOSS	$(226,989)	$(18,224)	$(208,765)

Although the majority of our business activity is carried out in Euros, we report our financial statements in U.S. dollars (“USD”). The conversion of Euros and USD leads to period-to-period fluctuations in our reported USD results arising from changes in the exchange rate between the USD and the Euro. Generally, when the USD strengthens relative to the Euro, it has an unfavorable impact on our reported revenue and income and a favorable impact on our reported expenses. Conversely, when the USD weakens relative to the Euro, it produces a favorable impact on our reported revenue and income, and an unfavorable impact on our reported expenses. These fluctuations in the USD/Euro exchange rate therefore result in currency translation effects (not to be confused with real currency exchange effects), which impact our reported USD results and may make it difficult to determine actual increases and decreases in our revenue and expenses that are attributable to our actual operating activities. We carry out our business activities primarily in Euros, and we do not currently engage in hedging activities.

The following table shows the average USD equivalent of the major currencies used to translate our financial results for the years ended December 31, 2019 and 2018:

	USD
	Equivalent
	2019	2018
Euro	$1.14460	$1.18102
British Pound	$1.27369	$1.33501

Comparison of Years Ended December 31, 2019 and 2018

Revenue

We generate revenues primarily through providing CPaaS solutions to enterprises, communications service providers, early-stage innovators, developers, IoT, and telecommunications infrastructure providers. Our solutions are hosted software solutions that generate hosting and subscription revenue. We also offer customer support and professional services related to implementing and supporting our suite of applications. We offer managed services and bundled services for our mobile solutions services. Managed service revenues are recognized monthly based on an average number of end-users managed and is calculated based on a pre-determined service fee per user. For bundled services, we provide both network administration as well as mobile airtime management services. Bundled service revenue is recognized monthly based on an average number of end-users of managed and mobile airtime usage, calculated based on a pre-determined service fee. We also earn revenue from telecommunications services we offer, which revenue is based on a pre-determined rate and number of user minutes and calls that we manage in a given month. We also earn revenue from professional services, including consulting services to support business process mapping, configuration, data migration, integration and training.

Our total revenues for the year ended December 31, 2019 were $62.0 million, an increase of $41.8 million, or 206%, compared to $20.3 million for the year ended December 31, 2018. This increase was mainly due to the Company’s inclusion of a full year of revenues of Artilium following the acquisition of Artilium in the fourth quarter of 2018, and the addition of iPass revenues following the iPass acquisition in the first quarter of 2019.

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

Cost of revenues for the year ended December 31, 2019 was $47.1 million, an increase of $37.1 million, or 369%, compared to $10.1 million for the year ended December 31, 2018. Similar to the increase in revenues, the increase in cost of revenues in 2019 was primarily due to Company’s acquisitions of Artilium and iPass.

Product Development

Product development expenses consist primarily of salaries and related expenses, including share-based compensation expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors. During the years ended December 31, 2019 and 2018, the Company capitalized $6.4 million and $1.3 million, respectively, of internal-use software.

Product development expenses for the years ended December 31, 2019 and 2018 were $13.0 million and $3.1 million, respectively, an increase of $9.9 million, or 320%, primarily due to the incremental product developments costs of the iPass business acquired in 2019.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses, including share-based compensation expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Sales and marketing expenses for the years ended December 31, 2019 and 2018 were $10.3 million and $3.2 million, respectively, an increase of $7.1 million, or 224%. The increase was due to additions to the sales force as well as the inclusion of the Artilium and iPass sales and marketing expenses in 2019.

General and Administrative

General and administrative expenses are our largest cost, other than our impairment charge, and consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal and human resources personnel, legal costs, professional fees and other corporate expenses.

General and administrative expenses for the years ended December 31, 2019 and 2018 were $34.6 million and $17.3 million, respectively, an increase of $17.3 million, or 100%. An increase in non-cash compensation, staff-related costs and the addition of Artilium and iPass resulted in higher general administrative expenses of $5.7 million during the year ended December 31, 2019 when compared to the same period in 2018. In 2019, the Company worked to decrease the compensatory costs from Artilium through identified synergies as a result of the acquisition.

Restructuring and Acquisition Costs

Restructuring and acquisition costs for the years ended December 31, 2019 and 2018 were $3.5 million and $7.3 million, respectively, a decrease of $3.8 million or 52%. The acquisition costs for the year ended December 31, 2019 were $3.5 million related to our acquisition of iPass compared to $7.1 million related to our acquisition of Artilium in 2018.

Impairment of goodwill and intangible assets

During the fourth quarter of 2019, the Company performed its annual goodwill impairment test. Based on results of the goodwill impairment test, the Company determined that the estimated fair values of two of the Company’s three operating segments, Artilium and iPass, were less than their carrying values. As a result, the Company recognized a non-cash goodwill impairment charge of $129.1 million during the year ended December 31, 2019 to write down the carrying value of its goodwill from $139.2 million to $10.1 million. In determining the estimated fair value of its reporting unit, the Company used the income approach. Under the income approach, the fair value is based on the present value of discounted cash flows projected which includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. The primary factor contributing to the reduction in the fair value of the Company’s reporting unit was a significant decline in projected long-term cash flow projections following the below expectations performance of Artilium and iPass during 2019, which the Company primarily attributes to disruptions caused by an uncertain economic environment.

Based on the Company’s review for impairment of intangible assets, the Company determined that the carrying values exceeded the fair values by $31.9 million. As a result, the Company recognized a non-cash impairment charge of $31.9 million during the year ended December 31, 2019 to write down the carrying value of certain intangible assets to $15.5 million. The primary factor contributing to the impairment charge was the significant decline in projected long-term cash flow projections which the Company primarily attributes to disruptions caused by an uncertain economic environment.

Depreciation and Amortization

Depreciation and amortization for the years ended December 31, 2019 and 2018 was $12.9 million and $5.4 million, an increase of $7.5 million, or 138%. The increase is primarily due to the amortization of the intangible assets acquired through the acquisitions of Artilium and iPass.

Interest Income

Interest income increased slightly for the year ended December 31, 2019 as compared to 2018.

Interest Expense

Interest expense for the years ended December 31, 2019 and 2018 was $2.1 million and $0.3 million, respectively, an increase of $1.8 million. The increase results primarily from borrowings under that certain credit agreement (the “Credit Agreement”) with Post Road Administrative Finance, LLC and its affiliate Post Road Special Opportunity Fund I LLP (the “Post Road Loan”) entered into February 2019, which was subsequently paid off in conjunction with a securities purchase agreement entered into in September 2019. (see Note 15, Stockholders’ Equity – Securities Purchase Agreement).

Interest Expense Related to Debt Discount and Conversion Feature

For the years ended December 31, 2019 and 2018, interest expenses related to debt discount and conversion features of certain of our exercisable and convertible securities was $0.6 million and $0.2 million, respectively, an increase of $0.4 million. The increase was primarily attributable to the issuance of the Post Road Loan Facility in February 2019 that was subsequently paid off in conjunction with a securities purchase agreement entered into in September 2019. (see Note 15, Stockholders’ Equity – Securities Purchase Agreement).

Changes in Fair Value of Derivative Liabilities

In 2018, we recognized a revaluation gain of $1.3 million on derivative liabilities associated with a promissory note that was settled in the third quarter of 2018. We did not have a similar transaction in 2019.

Loss on Extinguishment of Debt

In 2019, we recognized a loss on extinguishment of debt of $8.9 million related to the extinguishment of Post Road Loan and Fortress Credit Agreement in September 2019 (see Note 12, Long-term Debt).

Gain on Equity Investment

In 2018, we recognized a gain on equity investment that represents the gain in our equity investment in Artilium at its carrying value of $3.2 million at the time of our acquisition of Artilium compared to its acquisition-date fair value of $9.6 million. There is no comparable transaction in 2019.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs for the year ended December 31, 2019 was $0.2 million, compared to a de minimis amount in the same period in 2018. The increase was primarily attributable to the issuance of the Post Road Loan in February 2019 that was subsequently paid off in September 2019.

Other Income (expense), net

Other income (expense) net, is generated from non-operating activities and includes foreign currency gains and losses. For the year ended December 31, 2019, the Company recorded other expense, net of $3.2 million compared to other income, net of $0.6 million for the year ended December 31, 2018. The decrease of $3.8 million was primarily due to the recognition of a reserve on a note receivable and the favorable impact of foreign exchange rates on our results in 2018 when compared to 2019.

Income Taxes Benefit

Income tax benefit for the year ended December 31, 2019 and 2018 was $8.3 million and $0.2 million, respectively. This change was primarily due to the full valuation of the deferred tax liability resulting from the Artilium acquisition. On October 1, 2018, the Company completed the acquisition of Artilium and as a result of the purchase price allocation, the Company recorded a net deferred tax liability of $8.6 million for the basis difference on acquired intangible assets and tax attributes from the business combination.  The total tax-effected intangible impairment for Artilium in 2019 totaled $17.2 million.

Other Comprehensive Loss

We record foreign currency translation gains and losses as part of accumulated other comprehensive income (loss). Foreign currency translation loss for the year ended December 31, 2019 and 2018 was $0.2 million and $0.2 million, respectively.

Consolidated Quarterly Results Our unaudited quarterly financial results for the three months ended March 31, 2019 and for the three and six months ended June 30, 2019, as restated, and the impact of the restatement adjustments are summarized in the following tables. Additional information regarding the restatement is discussed in Note 21, “Unaudited Quarterly Data (Restated)” in Item 8 of this Annual Report.

Selected Quarterly Financial Data

	For the quarters ended
	March 31,	June 30,	Six months ended
($ in thousands)	2018	2018	June 30, 2018
REVENUES	$3,650	$3,879	$7,529

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	1,200	1,836	3,036
Product development	728	804	1,532
Sales & Marketing	704	809	1,513
General & administrative	1,829	2,254	4,083
Restructuring and acquisition costs	74	5	79
Depreciation and amortization	965	995	1,960
Total cost and operating expenses	5,500	6,703	12,203

LOSS FROM OPERATIONS	(1,850)	(2,824)	(4,674)

OTHER INCOME (EXPENSE)	(300)	2,071	1,771

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,150)	(753)	(2,903)
Provision for income taxes	-	18	18
NET LOSS	(2,150)	(771)	(2,921)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation income/(loss)	193	(363)	(170)
COMPREHENSIVE LOSS	$(1,957)	$(1,134)	$(3,091)

			Adjustments
	For the quarters ended		Increase / (decrease) (a)
	March 31,	June 30,	March 31,	June 30,
	2019	2019	2019	2019
($ in thousands)	(As restated)	(As restated)
REVENUES	$13,069	$16,876	$(9,971)	$(17,272)

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	8,046	12,644	(2,022)	(2,649)
Product development	2,552	3,625	354	383
Sales and marketing	2,937	3,095	372	326
General and administrative expenses	7,932	8,367	317	(666)
Restructuring and acquisition costs	3,308	124	228	(304)
Depreciation and amortization	2,726	3,105	(117)	(119)
Total cost and operating expenses	27,501	30,960	(868)	(3,029)

LOSS FROM OPERATIONS	(14,432)	(14,084)	9,103	14,243

OTHER INCOME (EXPENSE)	(1,616)	(944)	(1,000)	180

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(16,048)	(15,028)	10,103	14,063
Income tax benefit	(167)	(197)	-	252
NET LOSS	(15,881)	(14,831)	10,103	14,315

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(97)	(21)	263	(457)
COMPREHENSIVE LOSS	$(15,978)	$(14,852)	$9,840	$14,772

(a) For further details regarding the restatement adjustments, see Note 21, Unaudited Quarterly Data (Restated) to the Notes to our consolidated financial statements included in this Annual Report in Item 8. “Financial Statements and Supplementary Data”

Quarterly Results of Operations Discussion:

Revenues

Comparison of three months ended March 31, 2019 and March 31, 2018.

Revenue for the three months ended March 31, 2019 was $13.1 million, a $9.4 million or 258% increase compared to $3.7 million for the comparable three months in 2018. Our deployments with existing customers continue to grow, new implementations generated new revenues and new cloud-based revenues were all factors in our revenue growth. Additionally, revenues include $8.9 million in revenues from Artilium and iPass which were acquired in October 2018 and February 2019, respectively. Comparable revenues were not reflected in the three months ended March 31, 2018, because these subsidiaries were acquired in subsequent periods.

Comparison of three months and six months ended June 30, 2019 and June 30, 2018.

Revenues for the three and six months ended June 30, 2019 were $16.9 million and $29.9 million; a $13.0 million and $22.4 million, respectively, or 335% and 298%, respectively, increase compared to $3.9 million and $7.5 million, respectively, for the comparable three and six months in 2018. The increase was primarily due to acquisition of Artilium and iPass that occurred subsequent to the same period in 2018.

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

Comparison of three months ended March 31, 2019 and March 31, 2018.

Cost of revenues for the three months ended March 31, 2019 was $8.0 million, an increase of $6.8 million or 571%, compared to $1.2 million for the comparable three-month period in 2018. For the three months ended March 31, 2019, this includes $5.0 million of cost of revenues for Artilium and iPass. Comparable costs were not reflected in the three months ended March 31, 2018, because these subsidiaries were acquired in subsequent periods.

Comparison of three months and six months ended June 30, 2019 and June 30, 2018.

Cost of revenues for the three and six months ended June 30, 2019 was $12.6 million and $20.7 million, respectively, an increase of $10.8 million and $17.7 million, respectively, or 589% and 581%, respectively, compared to $1.8 million and $3.0 million, respectively, for the comparable three- and six-month periods in 2018. The increase in cost of revenues was primarily due to acquisition of Artilium and iPass that occurred subsequent to the same period in 2018 and volume in revenue growth.

Product Development

Product development costs consist primarily of salaries and related expenses, including share-based expenses, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture, and Pareteum BOSS & IN platform development and testing are included in this function.

Comparison of three months ended March 31, 2019 and March 31, 2018.

Product development costs for the three-month periods ended March 31, 2019 and 2018, were $2.6 million and $0.7 million, respectively, an increase of $1.8 million or 251%. The increase is primarily due to the overall expansion of our lines of business year over year and the inclusion of product development costs of $0.8 million for Artilium and iPass for the three months ended March 31, 2019. Comparable costs were not reflected in the three months ended March 31, 2018, because these subsidiaries were acquired in subsequent periods.

Comparison of three months and six months ended June 30, 2019 and June 30, 2018.

Product development costs for the three and six months ended June 30, 2019 were $3.6 million and $6.2 million, respectively, an increase of $2.8 million and $4.6 million, respectively, or 351% and 303%, respectively, compared to $0.8 million and $1.5 million, respectively, for the comparable three- and six-month periods in 2018. The increase was due to the overall expansion of our lines of business year over year. The increase in product development costs is primarily due to acquisition of Artilium and iPass that occurred subsequent to the same period in 2018 and overall expansion of our lines of business year over year.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses, including share-based expenses, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.

Comparison of three months ended March 31, 2019 and March 31, 2018.

Sales and marketing expenses for the three-month periods ended March 31, 2019 and 2018, were $2.9 million and $0.7 million, respectively, an increase of $2.2 million or 317%. This increase is primarily a direct result of hiring new employees, the inclusion of the Artilium and iPass sales and marketing expenses of $0.9 million, and other incremental costs incurred as the Company expanded.

Comparison of three months and six months ended June 30, 2019 and June 30, 2018.

Sales and marketing expenses for the three and six months ended June 30, 2019 were $3.1 million and $6.0 million, respectively, an increase of $2.3 million and $4.5 million, respectively, or 283% and 299%, respectively, compared to $0.8 million and $1.5 million, respectively, for the comparable three- and six-month periods in 2018. The increase in sales and marketing expenses is primarily due to acquisition of Artilium and iPass that occurred subsequent to the same period in 2018 and hiring new employees and allocating resources to growing our business.

General and Administrative

General and administrative expenses are typically our largest cost and consist primarily of overhead related salaries and expenses, including share-based compensation, for non-employee directors, finance and accounting, legal, internal audit and human resources personnel, legal costs, professional fees and other corporate expenses.

Comparison of three months ended March 31, 2019 and March 31, 2018.

General and administrative expenses for the three-month period ended March 31, 2019 and 2018, were $7.9 million and $1.8 million, respectively, an increase of $6.1 million or 334%. These increases were primarily due to the inclusion of general and administrative expenses for Artilium and iPass of $3.6 million and increase in personnel costs including share-based compensation expense.

Comparison of three months and six months ended June 30, 2019 and June 30, 2018.

General and administrative expenses for the three and six months ended June 30, 2019 were $8.4 million and $16.3 million, respectively, an increase of $6.1 million and $12.2 million, respectively, or 271% and 299%, respectively, compared to $2.3 million and $4.1 million, respectively, for the comparable three- and six-month periods in 2018. The increase in general and administrative expenses is primarily due to acquisition of Artilium and iPass that occurred subsequent to the same period in 2018 and increase in personnel costs including share-based compensation expense.

Restructuring and Acquisition Charges

Comparison of three months ended March 31, 2019 and March 31, 2018.

Restructuring and acquisition charges for the three months ended March 31, 2019 and 2018, were $3.3 million and $0.1 million, an increase of $3.2 million. The costs incurred in 2019 were primarily the result of the iPass acquisition which was completed on February 12, 2019.

Comparison of three months and six months ended June 30, 2019 and June 30, 2018.

Restructuring and acquisition charges for the three months ended June 30, 2019 were $0.1 million. Restructuring and acquisition costs of $3.4 million for the six months ended June 30, 2019 were comprised predominantly of acquisition costs related to the acquisition of iPass that was completed on February 12, 2019 and to a lesser extent, restructuring charges following the acquisitions of Artilium and iPass.

Restructuring and acquisition charges for the three months and six months ended June 30, 2018 were not significant.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company reported net losses of $226.8 million and $18.0 million for the years ended 2019 and 2018, respectively, and had an accumulated deficit of $543.9 million as of December 31, 2019 and $317.1 million as of December 31, 2018. During the fourth quarter of 2019, the Company recognized a non-cash goodwill impairment charge of $129.1 million and intangible assets impairment of $31.9 million.

The cash balance, including restricted cash and cash, of the Company at December 31, 2019 was $5.9 million. As of December 31, 2018, our cash balance, including restricted cash, was $6.5 million.

On June 8, 2020, we issued a $17.5 million 8% Senior Secured Convertible Note (the “High Trail Note”) to High Trail Investments SA LLC (“High Trail”) due April 1, 2025 for an aggregate purchase price of $14 million, of which $7 million is currently maintained in one or more blocked accounts. The terms of the High Trail Note and related documents require the Company to meet certain specified conditions and covenants, some of which have not been satisfied by the dates required, including (i) the Company filing its restated financial statements with the SEC for (a) the fiscal year ended December 31, 2018, (b) the quarter ended March 31, 2019 and (c) the quarter ended June 30, 2019, in each case on or prior to October 31, 2020, (ii) after October 31, 2020, the Company timely filing its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required under the Exchange Act and (iii) the Company maintaining the listing of its common stock on the Nasdaq Stock Market. As a result, on December 1, 2020, we entered into a forbearance agreement (the “Forbearance Agreement”) with High Trail under which: (i) we admitted that we were in default of several obligations under the High Trail Note and related agreements, (ii) High Trail acknowledged such defaults and agreed not to exercise any right or remedy under the High Trail Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the High Trail Note, until the earlier of December 31, 2020 (since extended to March 31, 2021), the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the Forbearance Agreement. As a result of the defaults, the interest rate paid on the principal outstanding under the High Trail Note increased to 18% per annum. As partial consideration for its agreement to not to exercise any right or remedy under the High Trail financing documents, we agreed with High Trail to make certain changes to the High Trail Note and related agreements. In this regard, we agreed to delete the “Floor Price” of $0.10 that had previously limited the number of shares of Company common stock into which (i) the outstanding indebtedness could be converted upon default and (ii) payments of interest could be made. We also agreed to increase the number of shares it was required to reserve for issuance upon conversion of the High Trail Note and to decrease the exercise price of the related warrant from $0.58 to $0.37.

On February 22, 2021, the Company closed the issuance of $2.4 million aggregate principal amount of its Senior Second Lien Secured Convertible Notes due 2025 (the “Second Lien Notes”). The Second Lien Notes were sold under the Securities Purchase Agreement, dated as of February 22, 2021, entered into by and between the Company and an institutional investor. The aggregate purchase price for the Second Lien Notes and related warrant to purchase common stock was $2.0 million. The Second Lien Notes are senior, secured obligations of the Company, but rank junior to the High Trail Note. Interest is payable monthly beginning April 1, 2021 at a rate of 8% per annum. The Second Lien Notes are secured by a second lien on substantially all assets of the Company and substantially all assets of its material U.S.-organized subsidiaries. Interest may be paid, at the election of the Company, in cash or in shares of common stock of the Company; provided, that, so long as the High Trail Note remains outstanding, such payments may only be made in shares. The number of shares issuable to pay interest in shares is determined by the application of a formula in which the amount of the interest due is divided by 85% of the lowest volume-weighted average price of the Company’s common stock on the principal market for the Company’s common stock over the 10 days preceding the date of such payment.

Subject to an intercreditor agreement with the holder of the High Trail Note, upon notice by the Company, the Company may elect to redeem all or a portion of the then-outstanding principal amount outstanding under the Second Lien Note. The holder of the Second Lien Note or the Company may also elect for the Company to redeem the Second Lien Notes at a 20% premium if the Company undergoes a fundamental change. The Second Lien Notes will be convertible into shares of common stock, in part or in whole, from time to time, at the election of the holder of the Second Lien Notes. The initial conversion rate is 1666.6667 shares of Company common stock for each $1,000 of principal amount of Second Lien Notes. The conversion rate is subject to customary anti-dilution adjustments in the event the Company issues stock dividends or effects a split or reverse split of the Company’s common stock.

Because of the limited nature of the relief provided under the Forbearance Agreement, which does not lower the amounts payable in principal or interest, and the limited amount of additional capital we raised by selling the Second Lien Notes, we believe that we will not have sufficient resources to fund our operations and meet the obligations specified in the note for the next twelve months following the filing of this Annual Report. Our software platforms require ongoing funding to continue the current development and operational plans and we have a history of net losses. We will continue to expend substantial resources for the foreseeable future in connection with the continued development of our software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of our services. In addition, other unanticipated costs may arise.

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

Operating Activities

We reported net cash used in operating activities of $17.8 million for the year ended December 31, 2019, compared to net cash used in operating activities of $7.8 million in 2018, an increase in cash used of $9.9 million. Operating activities decreased primarily as a result of a decrease in net operating results after the add back of the $161.0 million impairment of goodwill and intangible assets and $8.9 million loss on extinguishment of debt as well as the amortization of deferred financing costs, share-based compensation, depreciation and amortization and change in fair value of warrant liability.

($ in thousands)	2019	2018
Net loss	$(226,770)	$(18,024)
Adjustments to reconcile net loss to net cash used in operating activities:	192,617	5,511
	(34,153)	(12,513)

Changes in operating assets and liabilities:	16,392	4,693
Net cash used in operating activities	$(17,761)	$(7,820)

Investing Activities

Net cash used in investing activities for year ended December 31, 2019, was $11.1 million, a decrease of $0.4 million or 3%, compared to $11.5 million net cash used in investing activities in 2018. This decrease is a result of an all common stock acquisition of iPass in the year ended December 31, 2019 partially offset by an increase in capitalized software, notes receivable issued to a third party, and assets purchased from Devicescape Holdings, Inc.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019, was $28.3 million, compared to net cash provided by financing activities of $12.1 million for the year ended December 31, 2018. Financing activities increased as a result of the Company’s issuance of common equity and redeemable preferred stock offset by repayment of loans issued during the current year and the repayment of debt held by iPass as of the date of the acquisition.

Off-Balance Sheet Arrangements

During the year ended December 31, 2019, the Company entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). We entered into the Strategic Connectivity Agreement (the “Connectivity Agreement”) with Hutchison 3G UK Limited (“3UK”) on July 23, 2019. Under the Connectivity Agreement, we are obligated to pay 3UK $0.6 million for the implementation of a MVNO (the “3UK MVNO”), and for monthly services provided, based on usage, after the 3UK MVNO is launched, which we anticipate to be in the third quarter of 2021. As of December 31, 2019, $0.1 million was invoiced by 3UK and is recorded in Accrued expenses and other payables in the Consolidated Balance Sheet as of December 31, 2019. Of the remaining unconditional purchase obligation to 3UK outstanding as of December 31, 2019, we expect to incur $0.1 million in 2020 and the remainder in 2021.

Concurrent with the execution of the Connectivity Agreement, we entered into the Agreement for the Sale and Purchase of Credit Voucher (the “Credit Voucher Agreement”) with PCCW Global Limited (“PCCW”) under which we are obligated to purchase a credit voucher for $28.0 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of December 31, 2019, $0.6 million of the purchase price has been recorded in Accrued expenses and other payables in the Consolidated Balance Sheet. The remaining $27.5 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, with minimum aggregate payments due as of June 30th, 2022, 2023, 2024 and 2025.

See Note 19, Commitments and Contingencies for additional details about these off-balance sheet arrangements.

Application of Critical Accounting Policies and Estimates

Revenue Recognition and Net billings in Excess of Revenues

Revenue represents amounts earned for (non-software) arrangements consisting of hosting subscriptions for our CPaaS solutions. We also offer customer support and professional services related to implementing and supporting our suite of applications. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Monthly Service Revenues:

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

Installation and Software Development Revenues:

The Company’s other revenues consist generally of installation and software development projects.

Installation represents the activities necessary for a customer to obtain access and connectivity to the Company’s monthly SaaS and service offerings. While installation may require separate phases, it represents one promise within the context of the contract.

Software development consists of programming and other services which adds new functionality to a customer’s existing or new service offerings. Each development project defines its milestones and will have its own performance obligation.

Revenue is recognized over time if the installation and software development activities create an asset that has no alternative use for which the Company is entitled to receive payment for performance completed to date. If not, then revenue is not recognized until the applicable performance obligation is satisfied.

Arrangements with Multiple Performance Obligations:

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers.

Contract assets and liabilities:

Given the nature of the Company’s services and contracts, it has no contract assets. The Company records net billings in excess of revenues when payments are made in advance of our performance, including amounts which are refundable.

Payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before control is transferred or services are delivered to the customer.

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

Allowance for Doubtful Accounts

We record an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Accounts receivable are periodically evaluated for collectability based on past credit history with customers. An allowance is recorded on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.

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

Goodwill and Intangible Assets Impairment

Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment, or one level below the operating segment. We operate in one reportable segment.

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

Contingent Losses

From time to time, during the normal course of operations, we are party to litigation and regulatory matters, claims and other contingent matters. Litigation and regulatory reviews can be expensive and disruptive to normal business operations. Moreover, the results of complex proceedings and reviews are difficult to predict and our view of these matters may change in the future as events related thereto unfold. We expense legal fees as incurred. We record a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. An unfavorable outcome to any legal or regulatory matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

Impact of Recent Accounting Pronouncements

See Note 1, Business and Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 of this report for a discussion of the impact of recent accounting pronouncements.

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

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pareteum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pareteum Corporation and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Untied States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 12, 2021 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and had a negative working capital of $31.3 million and an accumulated deficit of $543.9 million as of December 31, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern. In addition, with respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has cause substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases during the ended December 31, 2019 due to the adoption of Accounting Standards Codification 842, Leases.

Impairment of Goodwill and Intangible Assets

As discussed in Note 8 to the financial statements, in the fourth quarter of 2019 the Company recorded an impairment charge of approximately $161.0 million related to goodwill and intangible assets.

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

Los Angeles, California

March 12, 2021

Pareteum Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,447	$6,052
Restricted cash	1,455	431
Accounts receivable, net of an allowance for doubtful accounts of $1,546 at December 31, 2019 and $514 at December 31, 2018	8,307	3,338
Prepaid expenses and other current assets	4,453	2,084
Total current assets	18,662	11,905

NON- CURRENT ASSETS

OTHER ASSETS	752	45

RIGHT OF USE LEASE ASSETS	2,241	-

NOTE RECEIVABLE, NON-CURRENT	512	1,082

PROPERTY AND EQUIPMENT, NET	6,262	5,444

INTANGIBLE ASSETS, NET	15,500	39,658

GOODWILL	10,099	101,375

TOTAL ASSETS	$54,028	$159,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and customer deposits	$30,374	$10,338
Net billings in excess of revenues	2,529	227
Accrued expenses and other payables	13,616	7,741
Promissory note	993	681
Lease liabilities, current	2,422	-
9% Unsecured subordinate convertible promissory note (current portion net of debt discount and debt issuance)	-	107
Total current liabilities	49,934	19,094

LONG TERM LIABILITIES
8% Series C Redeemable Preferred Stock, net	4,798	-
Lease liabilities, non-current	415	-
Other long-term liabilities	23	213
Deferred tax liabilities	-	8,386
Related party loan	420	342
Total long-term liabilities	5,656	8,941

Total liabilities	55,590	28,035

Commitments and Contingencies (See Notes)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock $0.00001 par value, 50,000,000 shares authorized; designated 150 shares and 13,000 shares as Series A and B, respectively, of which 0 issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common Stock $0.00001 par value, 500,000,000 shares authorized, 139,060,180 and 98,292,530 issued and outstanding as of December 31, 2019 and 2018, respectively	547,948	453,995
Accumulated other comprehensive loss	(5,608)	(5,389)
Accumulated deficit	(543,902)	(317,132)
Total stockholders’ equity (deficit)	(1,562)	131,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$54,028	$159,509

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the years ended December 31,
	2019	2018
REVENUES	$62,049	$20,258

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	47,134	10,054
Product development	12,956	3,083
Sales and marketing	10,345	3,197
General and administrative	34,583	17,330
Restructuring and acquisition costs	3,457	7,260
Impairment of goodwill and intangible assets	160,989	-
Depreciation and amortization	12,938	5,427
Total cost and operating expenses	282,402	46,351

LOSS FROM OPERATIONS	(220,353)	(26,093)

OTHER INCOME (EXPENSE)
Interest income	358	184
Interest expense	(2,120)	(309)
Interest expense related to debt discount and conversion feature	(619)	(184)
Changes in derivative liabilities	-	1,284
Loss on extinguishment of debt	(8,873)	-
Gain on equity investment	-	6,371
Amortization of deferred financing costs	(237)	(29)
Other income (expense), net	(3,221)	578
Total other income (expense)	(14,712)	7,895

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(235,065)	(18,198)
Income tax benefit	(8,295)	(174)
NET LOSS	(226,770)	(18,024)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(219)	(200)
COMPREHENSIVE LOSS	$(226,989)	$(18,224)

Net loss per common share and equivalents - basic and diluted	$(1.95)	$(0.28)

Net loss per common share and equivalents - diluted	$(1.95)	$(0.28)

Weighted average shares outstanding during the period – basic	116,182	64,549

Weighted average shares outstanding during the period – diluted	116,182	64,549

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

(in thousands, except share amounts)

							Total Stock-
					Accumulated Other		holders
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Loss	Deficit	(Deficit)
Balance - December 31, 2017	-	$-	46,617,093	$321,272	(6,307)	$(299,543)	$15,422

Cumulative impact of accounting errors in previously reported consolidated financial statements	-	-	-	(248)	1,118	328	1,198
ASC 606 transition adjustment	-	-	-	-	-	107	107
Balance - January 1, 2018	-	-	46,617,093	321,024	(5,189)	(299,108)	16,727
Shares issued for acquisition	-	-	37,511,447	112,535	-	-	112,535
Shares cancelled, at par, in acquisition	-	-	(3,200,332)	-	-	-	-
Shares issued for warrant exercises	-	-	11,111,780	6,115	-	-	6,115
Shares issued for Equity Fundraises	-	-	2,440,000	6,100	-	-	6,100
Expenses attributable to share issuances	-	-	13,400	(701)	-	-	(701)
Stock-based compensation	-	-	-	6,755	-	-	6,755
Shares issued for Settlement of accounts payable	-	-	375,857	794	-	-	794
Shares issued for Conversion of Notes	-	-	410,205	1,314	-	-	1,314
Shares issued for Exercised Stock Options	-	-	59,220	59	-	-	59
Vesting of restricted and common stock awards	-	-	2,953,860	-	-	-	-
Other comprehensive income due to foreign exchange rate translation net of tax	-	-	-	-	(200)	-	(200)
Net Loss	-	-	-	-	-	(18,024)	(18,024)
Balance - December 31, 2018	-	-	98,292,530	453,995	(5,389)	(317,132)	131,474
Shares issued for acquisition-iPass	-	-	9,865,412	28,610	-	-	28,610
Shares issued for acquisition-Devicescape	-	-	400,000	1,692	-	-	1,692
Shares issued for warrant exercises	-	-	4,703,537	1,385	-	-	1,385
Shares issued for conversion of note	-	-	84,220	147	-	-	147
Shares issued for Equity Fundraises (Sept. financing)	-	-	18,852,272	33,180	-	-	33,180
Warrants issued in September financing-prefunded	-	-	-	6,781	-	-	6,781
Expenses attributable to September financing	-	-	-	(2,281)	-	-	(2,281)
Fortress warrants issued in iPass acquisition	-	-	-	803	-	-	803
Common stock issued in connection with debt facility	-	-	1,175,000	3,775	-	-	3,775
Shares issued for settlement of accounts payable/debt	-	-	3,110,882	8,414	-	-	8,414
Stock-based compensation	-	-	-	11,236	-	-	11,236
Shares issued for Exercised Stock Options	-	-	177,678	211	-	-	211
Vesting of restricted and common stock awards	-	-	2,398,649	-	-	-	-
Other comprehensive income due to foreign exchange rate translation net of tax	-	-	-	-	(219)	-	(219)
Net Loss	-	-	-	-	-	(226,770)	(226,770)
Balance - December 31, 2019	-	$-	139,060,180	$547,948	$(5,608)	$(543,902)	$(1,562)

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(226,770)	$(18,024)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	12,938	5,427
Impairment of goodwill and intangible assets	160,989	-
Provision for doubtful accounts and reserve for note receivables	4,531	137
Stock based compensation	11,236	6,783
Change in fair value of warrant liability	-	(1,284)
Amortization of deferred financing costs	237	29
Interest expense relating to debt discount and conversion feature	619	184
Shares issued for services	1,788	822
Gain on equity investment	-	(6,371)
Loss on extinguishment of debt	8,873	-
Deferred tax	(8,594)	(255)
Loss on disposal of assets	-	39
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,952)	1,541
(Increase) decrease in prepaid expenses, deposits and other assets	1,853	(628)
Decrease (increase) in accounts payable and customer deposits	16,140	4,650
Decrease (increase) in net billings in excess of revenues	(70)	84
Decrease (increase) in accrued expenses and other payables	421	(954)
Net cash (used in) operating activities	(17,761)	(7,820)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software development	(7,118)	(3,707)
Acquisition of Artilium plc, net of cash acquired	-	(7,318)
Acquisition of iPass, Inc., net of cash acquired	860	-
Investment in note receivables	(2,700)	(500)
Acquisition of assets from Devicescape, LLC	(2,137)	-
Net cash (used in) investing activities	(11,095)	(11,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short term loans	-	548
Exercise of warrants & options	1,597	6,174
Proceeds from issuance of loan	27,907	-
Repayment on loans	(41,502)	(81)
Gross proceeds from equity offerings	39,961	6,100
Financing related fees	(4,101)	(633)
Proceeds from issuance of redeemable preferred stock	4,478	-
Net cash provided by financing activities	28,340	12,108

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(65)	(18)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(581)	(7,255)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE YEAR	6,483	13,738
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$5,902	$6,483
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash received during the period for interest	$167	$202
Cash (paid) during the period for interest	$(1,717)	$(121)
Cash (paid) during the period for income taxes	$(280)	$(34)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in business combinations	$28,610	$112,535
Shares issued for asset purchase	$1,692	$-
Right of use lease assets and financing	$1,832	$-
Conversion of notes, including converted accumulated interest	$147	$1,314
Conversion of 9% unsecured convertible note	$-	$678
Shares issued for settlement of services	$9,252	$794
Amendments and fair market value adjustments to warrants liabilities and convertible feature liability	$-	$314

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Note 1. Business and Summary of Significant Accounting Policies

Description of Business

Pareteum is an experienced provider of Communications Platform as a Service (“CPaaS”) solutions. Pareteum empowers enterprises, communications service providers, early-stage innovators, developers, IoT, and telecommunications infrastructure providers with the freedom and control to create, deliver and scale innovative communications experiences. The Pareteum CPaaS solutions connect people and devices around the world using the secure, ubiquitous, and highly scalable solution to deliver data, voice, video, SMS/text messaging, media, and content enablement.

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

As of October 1, 2018, the Company acquired Artilium plc (“Artilium”), which operates as a wholly owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and applications.

As of February 12, 2019, the Company acquired iPass Inc. (“iPass”), which operates as a wholly owned subsidiary of the Company. iPass is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company reported net loss of $226,770 and $18,024 for the years ended December 31, 2019 and 2018, respectively, and had negative working capital of $31,272 and an accumulated deficit of $543,902 as of December 31, 2019. The cash balance, including restricted cash, as of December 31, 2019, was $5,902.

On June 8, 2020, the Company issued a $17.5 million 8% Senior Secured Convertible Note (the “High Trail Note”) to High Trail Investments SA LLC (“High Trail”) due April 1, 2025 for an aggregate purchase price of $14 million, of which $7 million is currently maintained in one or more blocked accounts. The terms of the High Trail Note and related documents require the Company to meet certain specified conditions and covenants, some of which have not been satisfied by the dates required, including (i) the Company filing its restated financial statements with the Securities and Exchange Commission (“SEC”) for (a) the fiscal year ended December 31, 2018, (b) the quarter ended March 31, 2019 and (c) the quarter ended June 30, 2019, in each case on or prior to October 31, 2020, (ii) after October 31, 2020, the Company timely filing its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required under the Exchange Act and (iii) the Company maintaining the listing of its common stock on the Nasdaq Stock Market (see Note 22, Subsequent Events). As a result, on December 1, 2020, we entered into a forbearance agreement (the “Forbearance Agreement”) with High Trail under which: (i) we admitted that we were in default of several obligations under the High Trail Note and related agreements, (ii) High Trail acknowledged such defaults and agreed not to exercise any right or remedy under the High Trail Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the High Trail Note, until the earlier of December 31, 2020 (since extended to February 28, 2021), the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the Forbearance Agreement. As a result of the defaults, the interest rate paid on the principal outstanding under the High Trail Note increased to 18% per annum. As partial consideration for its agreement to not exercise any right or remedy under the High Trail financing documents, we agreed with High Trail to make certain changes to the High Trail Note and related agreements. In this regard, we agreed to delete the “Floor Price” of $0.10 that had previously limited the number of shares of Company common stock into which (i) the outstanding indebtedness could be converted upon default and (ii) payments of interest could be made. We also agreed to increase the number of shares it was required to reserve for issuance upon conversion of the High Trail Note and to decrease the exercise price of the related warrant from $0.58 to $0.37.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Because of the limited nature of the relief provided under the Forbearance Agreement, which does not lower the amounts payable in principal or interest, the Company believes that it will not have sufficient resources to fund its operations and meet the obligations specified in the note for the next twelve months following the filing of this Annual Report. The Company’s software platforms require ongoing funding to continue the current development and operational plans and the Company has a history of net losses. The Company will continue to expend substantial resources for the foreseeable future in connection with the continued development of its software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of the Company’s services. In addition, other unanticipated costs may arise.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pareteum and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All intercompany transactions and account balances have been eliminated in consolidation.

Foreign Currency Translation

The Company’s consolidated financial statements were translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters (“ASC 830”). The majority of the Company’s operations are carried out in Euros. For all operations outside of the U.S., assets and liabilities are translated into U.S. dollars using the period end exchange rates and the average exchange rates as to revenues and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with ASC 830, net gains and losses resulting from translation of foreign currency financial statements are included in the Statement of Changes in Stockholders’ Equity as Other comprehensive income (loss). Foreign currency transaction gains and losses are included in the Consolidated Statements of Comprehensive Loss, under the line item “Other income (expense), net”.

Contingent Losses

The Company records a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. An unfavorable outcome to any legal or regulatory matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations. The Company expenses legal fees as incurred.

Use of Estimates

The preparation of the accompanying consolidated financial statements conforms with accounting principles generally accepted in the U.S. and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and intangible assets acquired through acquisitions. Significant estimates include the bad debt allowance; revenue recognition; impairment of goodwill, intangible assets and long-lived assets; valuation of financial instruments; realization of deferred tax assets; useful lives of long-lived assets; share-based compensation and contingent losses. Actual results may differ from these estimates under different assumptions or conditions.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2019 and 2018 was $1,455 and $431, respectively, and consists primarily of cash deposited in blocked accounts as bank guarantees for corporate credit cards and letters of credit issued to vendors related to contract performance.

Accounts Receivables, net

The Company has a geographically dispersed customer base. The Company maintains an allowance for potential credit losses on accounts receivable. The Company makes ongoing assumptions relating to the collectability of our accounts receivable. The accounts receivable amounts presented on our Consolidated Balance Sheets include an allowance for accounts that might not be collected. In determining the amount of the allowance, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. The Company’s allowances have generally been adequate to cover its actual credit losses. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its allowances will continue to be adequate. If actual credit losses are significantly greater than the allowance, the Company would increase its general and administrative expenses and increase its reported net losses. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease the Company’s general and administrative expenses and decrease its reported net losses. Allowances are recorded primarily on a specific identification basis. See Note 3, Allowance for Doubtful Accounts to the Financial Statements for more information.

Leasing Arrangements

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and lease liabilities in the Company’s Consolidated Balance Sheets. As of adoption of ASU No. 2016-02, “Leases (Topic 842)” the Company was not party to finance lease arrangements.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The implicit rate is used when it is readily determinable. The Company’s lease agreements may have lease and non-lease components, which the Company accounts for as a single lease component. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term and variable payments are recognized in the period they are incurred. The Company’s lease agreements do not contain any residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Under the available practical expedient, the Company accounts for the lease and non-lease components as a single lease component.

Revenue Recognition

Our revenues represent amounts earned for our mobile and CPaaS solutions. Our solutions take many forms but our revenue generally consists of fixed and/or variable charges for services delivered monthly under a combined services and SaaS model. We also offer discrete (one-time) services for implementation and for development of specific functionality to properly service our customers.

The following table presents our revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2019	2018
Monthly Service	$61,206	$19,170
Installation and Software Development	843	1,088
Total revenues	$62,049	$20,258

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Both monthly services revenues are recognized over time and installation and software development revenues are recognized over time.

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	Years Ended
	December 31,
	2019	2018
Europe	$39,957	$18,753
United States	20,124	956
Other geographic areas	1,968	549
Total revenues	$62,049	$20,258

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

The Company’s other revenues consist generally of installation and software development projects.

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

Contract Assets and Liabilities

Given the nature of the Company’s services and contracts, it has no contract assets.

The Company records net billings in excess of revenues when payments are made in advance of our performance, including amounts which are refundable. Net billings in excess of revenues were $2,529 and $227 as of December 31, 2019 and 2018, respectively.

Payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before control is transferred or services are delivered to the customer.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Cost of Revenues

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

Reporting Segments

The segment reporting guidance in ASC 280, Segments Reporting (“ASC 280”), defines operating segments as components of an enterprise for which discrete financial information is available and that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and in assessing performance. The Company has determined its Chief Executive Officer, together with its Chief Financial Officer, to be the CODM. During the assessment of segment reporting for the year ended December 31, 2019, the Company identified three operating segments. The three operating segments, Legacy Pareteum, Artilium and iPass, have been aggregated into one reportable segment as they have similar economic characteristics in that they provide communications connectivity through a communication-as-a-service platform to similar customers wishing to be connected to everything mobile. The results of this assessment also consider the impacts of recent acquisitions of Artilium and iPass and the way in which internally reported financial information is used by the CODM to make decisions and allocate resources.

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

Nonrecurring fair value measurements

The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include goodwill and intangible assets acquired in business combinations as well as fair value measurements used when performing its annual impairment test. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions which include projected revenues and appropriate discount rates. As such, the Company classifies nonfinancial assets subjected to nonrecurring fair value adjustments at level 3 measurements. The Company hired a third-party valuation expert to value the trade names, customer relationships and the technology acquired as part of the acquisition of Artilium and iPass due to the expertise required to model the assumptions used. At December 31, 2019, goodwill and certain intangible assets were impaired and written down to their fair value; see Note 8, Goodwill and Net Intangibles.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Recurring fair value measurements – Warrant Derivative Liabilities and Conversion Feature Derivative

In cases where the Company needs to account for derivative liabilities, the Company uses the Monte Carlo valuation model and the Black-Scholes option pricing model to determine the value of the outstanding warrants and conversion feature, in these situations, the Company hires a third-party valuation expert to prepare such calculations due to the expertise required to model the assumptions. There were no derivative liabilities at December 31, 2019 and 2018.

Number of Outstanding Warrants and/or Convertible Notes

The number of outstanding warrants and/or convertible notes is adjusted every re-measurement date after deducting for the exercise or conversion of any outstanding warrants convertible notes during the previous reporting period.

Stock Price at Valuation Date

The closing stock price at re-measurement date being the last available closing price of the reporting period taken from www.nasdaq.com.

Exercise Price

The exercise price is fixed and determined under the terms of the financing facility it was issued.

Remaining Term

The remaining term is calculated by using the estimated term of the outstanding principal liability at the re-measurement date.

Expected Volatility

Management estimates expected cumulative volatility giving consideration to the expected term of the note and/or warrants and calculated the annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the maturity date of the note (reference period). The annual volatility is used to determine the (cumulative) volatility of the Company´s common stock.

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, promissory notes (payable) and customer deposits approximate their fair values based on their short-term nature. The recorded values of long-term debt, including the 8% Series C Redeemable Preferred Stock, approximate their fair values, as interest approximates market rates (Level 2). The Company’s unsecured convertible promissory note conversion feature, a derivative instrument in 2018, is recognized in the balance sheet at its fair values with changes in fair market value reported in earnings (Level 3).

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

In periods prior to January 1, 2019, the Company accounted for the issuance of share-based compensation awards to contractors and advisory board members in accordance with ASC 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, we determined the fair value of the options or share-based compensation awards granted as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. On January 1, 2019, the Company adopted Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting requiring the measurement of the share-based compensation awards granted to non-employees at the grant-date fair value, in a manner consistently with equity-classified awards issued to employees.

To determine the value of our stock options at grant date under our employee stock option plan, the Company uses the Black-Scholes option-pricing model. The use of this model requires the Company to make many subjective assumptions. The following addresses each of these assumptions and describes our methodology for determining each assumption:

Expected Term

The expected term represents the period that the stock option awards are expected to be outstanding. The Company uses the simplified method for estimating the expected term of the option, by taking the average between time to vesting and the contract term of the award.

Expected Volatility

The Company estimates expected cumulative volatility giving consideration to the expected term of the option of the respective award, and the calculated annual volatility by using the continuously compounded return calculated by using the share closing prices of an equal number of days prior to the grant-date (reference period). The annual volatility is used to determine the (cumulative) volatility of its common stock.

Forfeiture rate

The Company is using the aggregate forfeiture rate. The aggregate forfeiture rate is the ratio of pre-vesting forfeitures over the awards granted (pre-vesting forfeitures/grants).

Risk-Free Interest Rate

The Company estimates the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the U.S. Treasury Department with a term equal to the reported rate or derived by using both spread in intermediate term and rates, to the expected term of the award.

Expected Dividend Yield

The Company estimates the expected dividend yield by giving consideration to our current dividend policies as well as those anticipated in the future considering our current plans and projections.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Income Taxes

Current tax is based on the income or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted at the balance sheet date. Deferred tax assets are recognized for the expected future tax benefit to be derived from various sources such as tax losses and tax credit carry-forwards. Establishment of a valuation allowance is provided when it is more likely than not that deferred taxes will not be fully realized.

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

Comprehensive Income (Loss)

For the years ended December 31, 2019 and 2018, the Company’s comprehensive loss consisted of net losses and foreign currency translation adjustments.

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

During the measurement period, the Company adjusts the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Measurement period adjustments are recognized in the reporting period in which they are determined.

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

The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the carrying value of the reporting unit to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed. In the second step, the Company compares the implied fair value of goodwill to its carrying value in the reporting unit. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment charge. The Company uses the criteria in ASU No. 2011-08 Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits the Company to make a qualitative assessment of whether it is more likely than not than not that a reporting unit’s fair value is less than the carrying amount before applying the two-step goodwill impairment test. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less that its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

The Company tests goodwill for impairment in the fourth quarter of each year, or sooner should there be an indicator of impairment as per ASC 350. The Company periodically analyzes whether any such indicators of impairment exist. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. In the Company’s case, the primary indicators are the continuing losses and decline in the Company’s expected future cash flows. At December31, 2019 goodwill was impaired and written down to fair value; see Note 8, Goodwill and Net Intangibles.

Long-Lived Assets and Intangible Assets

In accordance with ASC 30, long-lived assets, including intangible assets subject to amortization, are carried at cost less accumulated amortization and impairment charges. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and ten years. Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Impairment is measured based on the amount of the carrying a that exceeds the fair value of the asset. At December31, 2019, certain intangible assets were impaired and written down to their fair value; see Note 8, Goodwill and Net Intangibles.

Property and Equipment, Internal Use Software and Third- Party Software

Property and equipment are initially recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance the assets or extend the useful life are charged to operating expenses as incurred. Included in property and equipment are certain costs related to the development of the Company’s internally developed software technology platform.

The Company has adopted the provisions of ASC 350-40, Internal-Use Software, and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project; the preliminary project stage is completed and when technological feasibility is established. Software developed for internal use has generally been used to deliver hosted services to the Company’s customers. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “construction in progress” (“CIP”) to a property and equipment asset subject to depreciation. In addition, account management also records equipment acquired from third parties, until it is ready for use. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairment losses recognized in 2019 and 2018 related to property and equipment, internal use software and third-party software.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU2018-07became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)(“ASU 2017-11”). ASU 2017-11 consists of two parts. The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. ASU2017-11became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, using the modified retrospective method. The Company took advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. Upon adoption of this standard on January 1, 2019, the Company recorded right of use assets and corresponding lease liabilities of $1.8 million. The standard did not have a material impact on our consolidated income statements. We elected to apply the practical expedient related to land easements, as well as the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carryforward our historical lease classification.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The ASU allows entities to reclassify certain “stranded tax effects” resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income (“AOCI”) to retained earnings. Under existing guidance in ASC 740, Income Taxes, adjustments to deferred tax assets and liabilities resulting from a change in tax laws or rates occur within the period that the enactment of these changes occur and any adjustments are included in income from continuing operations. Deferred income taxes originally recognized through other comprehensive income were initially measured at the previous income tax rate resulting in a disproportionate tax balance remaining in AOCI from recognizing the tax rate adjustments from the Tax Act in income from continuing operations (i.e., “stranded tax effects”). The amendments in the ASU have been applied under adoption of this standard for the 2019 tax year, and the effects of the change resulted in an immaterial adjustment to accumulated deficit.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2023, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, versus determining an implied fair value in Step 2 to measure the impairment loss. ASU 2017-04 is effective for annual periods beginning after December 15, 2019. The Company does not expect the provisions of ASU 2017-04 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in any interim period. The guidance can be applied either prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company adopted this standard on January 1, 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial condition, results of operations, cash flows, and financial statement disclosures.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements for fair value measurements. The standard adds, modifies, and removes previous disclosure requirements. Eliminated disclosures include items such as removing disclosures for the valuation process for Level 3 measurements, policy for timing of transfers between levels of the fair value hierarchy and changes in unrealized gains and losses included in earnings for recurring Level 3 measurements held at the reporting period. The guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-13 to have a material impact on the disclosures accompanying its consolidated financial statement statements.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer. Under this new guidance, share-based payment awards issued to a customer should be recorded as a reduction of the transaction price in revenue with an amount measured under the grant-date fair value of the award. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the income statement. The award is measured and classified under ASC 718 for its entire term, unless the award is modified after it vests and the grantee is no longer a customer. The new guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2019-08 on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The Company is currently evaluating the impact of adoption of ASU 2019-12 on its consolidated financial statements, financial condition or results of operations.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Upon adoption, a convertible debt instrument will be accounted for as a single liability at amortized cost unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for public entities excluding smaller reporting companies in fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. For public business entities that meet the definition of a smaller reporting company, the amendments in ASU 2020-06 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. ASU 2020-06 is effective for us in our first quarter of fiscal 2024. The Company is currently evaluating the impact of adoption of ASU 2020-06 on its consolidated financial statements, financial condition or results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications made and hedging relationships entered into from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact of adoption of ASU 2020-04 on its consolidated financial statements, financial condition or results of operations.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Acquisitions

Devicescape Asset Purchase

On April 22, 2019, the Company, together with Devicescape Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the “Holdco” and together with the Company, the “Buyer”) entered into an asset purchase agreement (the “Purchase Agreement”) with Devicescape Software, Inc., a California corporation (“Devicescape”), whereby the Buyer acquired certain assets of Devicescape and assumed certain liabilities of Devicescape, such that Holdco shall continue as a surviving subsidiary of the Company holding the acquired assets and assuming those certain liabilities of Devicescape (the “Devicescape Purchase”). In connection with the Devicescape Purchase, and pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company paid cash consideration of $2,000 and issued to the stockholders of Devicescape an aggregate of 400,000 shares of the Company’s common stock at a value of $1,692 based on our closing price on April 22, 2019, of $4.23 per share.

The Devicescape Purchase has been treated as an asset purchase under U.S. GAAP. Under an asset purchase, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquired and is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.

The allocation of the purchase price was as follows:

Purchase consideration:
Cash consideration and transaction costs	$2,137
Shares issued to stockholders	1,692
Total purchase consideration	$3,829

Purchase price allocation:
Assets:
Accounts receivable	$71
Escrow receivable	200
Intangible assets	3,646
Total assets	3,917

Liabilities:
Accounts payable & other liabilities	88
Total liabilities	88
Estimated fair value of net assets acquired	$3,829

The allocation of the purchase price for Devicescape’s intangible assets were as follows:

	Estimated	Useful
	Fair	Life
	Value	(Years)
Developed technology	$3,525	8
Customer relationships	121	8
Intangible assets	$3,646

The value of the developed technology intangible asset was calculated using the relief-from-royalty method, an income approach. The relief-from-royalty method measures the fair value of an asset by identifying the avoided royalty costs of licensing an asset of similar utility from a third party. The value of the customer relationships intangible asset was calculated using the excess earnings method of the income approach. The excess earnings method calculates the present value of the residual after-tax cash flows, or excess earnings, attributable to the subject intangible asset after certain deductions are applied for the use of the other assets that contribute to the generation of the cash flows. The value of the tradename intangible asset was calculated using the relief-from-royalty method.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

iPass, Inc. Acquisition

On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, TBR, Inc., and iPass. Pursuant to the Merger Agreement, TBR, Inc., a wholly owned subsidiary of the Company, commenced the offer for the “iPass Shares for the transaction consideration, upon the terms and subject to the conditions set forth in the Prospectus/Offer to Exchange dated December 4, 2018 (together with any amendments and supplements thereto, the “Offer to Exchange”), and the related Letter of Transmittal. The Offer and withdrawal rights expired at 5:00 p.m. New York City time on February 12, 2019, and promptly following such time TBR, Inc. accepted for payment and promptly paid for all validly tendered iPass Shares in accordance with the terms of the Offer. The Company acquired 100% of the voting shares of iPass.

On February 12, 2019, Pareteum Corporation entered into the Consent with iPass SPV, and Fortress Credit Corp. (together with its affiliates, “Fortress”). Also, on February 12, 2019 the Company entered into the Joinder to Security Agreement, the Joinder to Guarantee and the Pledge Agreement, each for the benefit of or with Fortress, guaranteeing the Loan and granting a first-priority security interest in all of the assets of the Company to Fortress. Pursuant to the Consent, Fortress consented to the consummation of the Merger Agreement by and among the Company, iPass and TBR, Inc., a wholly owned subsidiary of the Company. The Company paid Fortress a cash fee of $150 and issued to Fortress warrants to purchase an aggregate of 325,000 shares of common stock.

On February 12, 2019, following acceptance and payment for the validly tendered iPass Shares and pursuant to the terms and conditions of the Merger Agreement, the Company completed its acquisition of iPass from the stockholders of iPass when TBR, Inc. merged with and into iPass, with iPass surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger was governed by Section 251(h) of the Delaware General Corporation Law, as amended (the “DGCL”) with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each iPass Share outstanding was converted into the right to receive the transaction consideration. The iPass Shares are no longer listed on the Nasdaq Capital Market.

Based on the terms of the Merger Agreement, the Company issued 9,865,412 shares of common stock to former stockholders of iPass. In accordance with ASC 805, the Company recognized a settlement of a pre-existing relationship in the form of a software license that the Company purchased from iPass on May 8, 2018, on the acquisition date, which is included in consideration transferred. The aggregate consideration transferred totaled $30,141, which consisted of: i) 9,865,412 shares issued to the former stockholders of iPass valued at $28,610 (based on the Company’s closing stock price of $2.90 per share on February 12, 2019) and ii) non-monetary consideration relating to the settlement of the pre-existing relationship software license of $1,531, which approximates the estimated fair value at the date of acquisition.

The allocation of the purchase price was as follows:

Purchase price allocation:
Assets:
Cash and cash equivalents	$860
Accounts receivable	4,344
Property, plant and equipment	873
Other assets	4,890
Intangible assets	11,106
Total assets	22,073

Liabilities:
Accounts payable, accrued expenses and other current liabilities	$17,207
Deferred revenue	1,700
Loans outstanding	9,989
Other liabilities	857
Total liabilities	29,753
Estimated fair value of net assets acquired	(7,680)
Goodwill	$37,821

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

On February 26, 2019, concurrently with the Company entering into a credit agreement with Post Road Administrative Finance, LLC and its affiliate Post Road Special Opportunity Fund I LLP (see Note 12, Long-term Debt), the Company paid approximately $11,000 for payment in full of the outstanding secured debt assumed in the acquisition of iPass owed to Fortress and recorded a loss on extinguishment of debt of approximately $1,000.

The consolidated financial statements for the year ended December 31, 2019, included iPass and its subsidiaries from the closing date of February 12, 2019, through December 31, 2019.

The allocation of the purchase price for iPass’s intangible assets were as follows:

	Estimated Fair Value	Useful Life (Years)
Developed Technology	$2,585	8
Customer relationships	8,378	5
Tradename	143	2
Intangible assets	$11,106

The weighted-average useful life of the intangible assets acquired is estimated at 5.7 years.

Artilium plc. Acquisition

Artilium plc (“Artilium”) is an innovative software development company active in the enterprise communications and core telecommunication markets delivering software solutions which layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and applications.

In October 2017, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Artilium. Prior to the Exchange Agreement, the Company’s ownership of Artilium approximated 7% of Artilium’s issued and outstanding equity securities. Pursuant to the Exchange Agreement, Artilium agreed to issue and deliver to the Company an aggregate of 27,695,177 of its newly issued ordinary shares in exchange for 3,200,332 restricted shares of the Company’s common stock valued at $3,230. The Company accounted for the Exchange Agreement as a cost method equity investment in the amount of $3,230.

On June 7, 2018, the Artilium Board and the Pareteum Board announced that they had reached agreement regarding the terms of a recommended share and cash offer by Pareteum to acquire the issued and to-be-issued ordinary share capital of Artilium not already owned by Pareteum. Under the terms of the acquisition, each Artilium shareholder was entitled to receive 0.1016 Pareteum shares and $2.55 (or 1.9 pence) in cash per Artilium share upon completion of the transaction. The acquisition valued each Artilium share at $26.22 (or 19.55 pence) and the entire issued and to be issued ordinary share capital of Artilium at approximately $104.7 million (or £78.0 million), based on Pareteum’s closing share price of $2.33 on June 6, 2018 and the exchange rate of US$1.3413: £1.

On September 13, 2018, stockholders of Pareteum approved the proposed acquisition of the entire issued and to be issued ordinary shares of Artilium.

On October 1, 2018, The Pareteum completed the acquisition of all of the outstanding shares of Artilium. In connection with the acquisition, the Company paid $8,142in cash and issued an aggregate of 37,511,447 shares of the Company’s common stock which included 4,107,714 shares issued to certain Artilium officers.

At the time of the acquisition, the Company remeasured its previously held equity investment in Artilium with a carrying value of $3,230 (3,200,332 shares) and recorded a gain on investment of $6,371 based on the Company’s stock price of $3.00 per share on October1, 2018. The shares previously issued to Artilium were cancelled at the time of the acquisition. The acquisition-date fair value of the Company’s equity investment is included in the purchase consideration.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

The allocation of the purchase price was as follows:

Purchase consideration:
Cash consideration	$8,142
Shares issued to stockholders	112,535
Fair value of previously held equity investment	9,601
Total purchase consideration	$130,278

Purchase price allocation:
Assets:
Current and long-term assets (including cash and cash equivalents of $825)	$4,726
Intangible assets	40,800
Total assets	45,526
Liabilities:
Current and long-term liabilities	7,982
Deferred tax liabilities	8,641
Total liabilities	16,623
Estimated fair value of net assets acquired	28,903
Goodwill	$101,375

The consolidated financial statements for the year ended December 31, 2019 included Artilium and its subsidiaries from the closing date of October 1, 2018 through December 31, 2019.

The allocation of the purchase price for Artilium’s intangible assets were as follows:

	Estimated Fair Value	Useful Life (Years)
Technology	$20,600	6
Customer relationships	16,800	18
Tradename	3,400	5
Intangible assets	$40,800

The weighted-average useful life of the intangible assets acquired is estimated at 10.9 years.

Note 3. Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $1,546 and $514 as of December 31, 2019 and 2018, respectively.

Note 4. Prepaid Expenses and Other Current Assets

As of December 31, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
Prepaid expenses and other current assets	2019	2018
Prepaid insurance and legal fees	$762	$219
Prepaid software license and support	890	619
Prepaid payroll taxes	214	-
Prepaid expenses-other	714	290
Valued added tax	591	609
Other receivables	451
Other assets	831	347
Prepaid expenses and other current assets	$4,453	$2,084

Note 5. Other Assets Non-Current

Other assets at December 31, 2019 and December 31, 2018 was $752 and $45, respectively. Other assets consisted mainly of long-term deposits to various telecom carriers, facility deposits, other deposits. The deposits are refundable at the termination of the business relationship with the carriers or at the end of the lease term.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Note 6. Note Receivable

The Company’s notes receivable consisted of two promissory notes and totaled $512 and $1,082 at December 31, 2019 and 2018, respectively.

The third quarter 2016 sale of ValidSoft for the price of $3,000 was completed and the Company received $2,000 in cash and a $1,000 promissory note. The Principal amount of $1,000 together with all interest was originally required to be paid by on or before September 30, 2018 bearing interest of 5% per annum. On July 22, 2018, an agreement was made to extend the maturity date of the note to September 30, 2019. At December 31, 2018, the outstanding principal and accrued interest amount was $577. At December 31, 2019 the outstanding principal and accrued interest amount was $512.

In June 2020, the Company amended the promissory note with ValidSoft and entered into a Replacement Note in the amount of $512 which represented the outstanding principal and interest balance as of December 31, 2019. The amendment extended the maturity date of the promissory note to March 31, 2021. In connection with the amendment, ValidSoft agreed to pay $54 in overdue fees in two installments with the first installment of $27 paid at the time of the amendment and the remaining balance was paid in October 2020. The amendment also contains a provision for a discount if ValidSoft prepays any or all amounts outstanding prior to their scheduled due dates.

On November 26, 2018, the Company executed a senior secured promissory note for a principal amount of $500 from Yonder Media Mobile(“Yonder”), an unrelated entity, with interest accruing at a simple rate of 12% per annum with a maturity date of May 26, 2020. On January 9, 2019, February 12, 2019 and February 28, 2019, the Company issued additional notes of $200, $500 and $2,000, respectively (the “2019 Notes”). The 2019 Notes each bear an interest rate of 12% per annum and mature 18 months following the issuance date. All principal and interest are due on the maturity date. In July 2019, the Company and Yonder became involved in a legal dispute and the Company recorded a reserve of $3,355 representing the principal and accrued interest amount outstanding on the promissory notes as of June 30, 2019. The aggregate outstanding amount of the notes are $3,355 and $505 at December 31, 2019 and 2018, respectively, with the balance outstanding on the notes at December 31, 2019 being fully reserved. In July 2020, the Company settled all the principal amounts due under the promissory notes by conversion of the amounts outstanding into shares of Yonder.

Note 7. Property and Equipment, Net

As of December 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	Average
	Estimated
	Useful	December 31,	December 31,
Property and equipment	Lives	2019	2018
Furniture and fixtures	5	$171	$168
Computer, communication and network equipment	3 – 10	17,450	21,009
Software	5	4,150	5,311
Automobiles	5	13	13
Leasehold improvements	5	131	-
Software development	1	8,552	1,735
Total property and equipment		30,467	28,236

Less: accumulated depreciation and amortization		(24,205)	(22,792)
Total property and equipment, net		$6,262	$5,444

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

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

The total amount of product development costs (internal use software costs) that are capitalized in property and equipment during the years ended December 31, 2019 and 2018 was $6,363 and $1,282, respectively.

During the years ended December 31, 2019 and 2018, the Company amortized $3,269 and $901 of software development, respectively. Total property and equipment depreciation and software development amortization expenses were $5,919 and $4,165 for the years ended December 31, 2019 and 2018, respectively.

Note 8. Goodwill and Net Intangibles, Net

During the fourth quarter ended December 31, 2019, the Company performed its annual impairment test for goodwill and intangible assets. As a result of the deteriorating business conditions, the Company recorded an impairment charge of $160,989 during the year ended December 31, 2019 related to goodwill and intangible assets associated with the Company’s acquisitions of iPass and Artilium.

The Company operates in a single reportable segment. The impairment test indicated that the net book value of goodwill associated with the Company’s acquisitions of iPass and Artilium exceeded their implied fair value. The Company estimated the fair value of its reportable segment utilizing a discounted cash flow model. The intangible assets acquired in the iPass and Artilium acquisitions also indicated an impairment as the carrying values exceeded the fair value determined in the impairment test. The impairment charge for goodwill and finite-lived intangible assets represented the amount by which the carrying values exceed their estimated fair values.

Changes in goodwill were as follows (As restated):

Goodwill
Balance at December 31, 2017	$-
Business acquisition	101,375
Balance at December 31, 2018	$101,375
Business acquisition	37,821
Impairment	(129,097)
Balance at December 31, 2019	$10,099

The Company utilized the income approach to determine the enterprise value of the Company in its goodwill impairment test. The fair value was based on forecasted future cash flows discounted back to the present value; significant judgments related to the risk adjusted discount rates, terminal growth rates and weighted-average cost of capital (“WACC”).

Net intangibles consisted of the following amortizing intangibles:

	As of December 31, 2019				As of December 31, 2018
	Gross				Gross
	Carrying	Accumulated			Carrying	Accumulated
	Amount	Amortization	Impairment	Total	Amount	Amortization	Impairment	Total
Technology	$25,971	$(4,102)	$(15,369)	$6,500	$20,720	$(859)	$-	$19,861
Customer relationships	25,066	(2,192)	(14,803)	8,071	16,800	(233)	-	16,567
Trade names	3,374	(725)	(1,720)	929	3,400	(170)	-	3,230
Net intangibles	$54,411	$(7,019)	$(31,892)	$15,500	$40,920	$(1,262)	$-	$39,658

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Impairment charges related to finite lived intangible assets during the year ended December 31, 2019 were $31,892. There were no impairment charges for the year ended December 31, 2018. The 2019 impairment charge by type of intangible asset was as follows:

	Impairment charge	Original useful life (years)
Technology	$15.369	6-8
Customer relationships	14,803	11-18
Trade names	1,720	3-5
Total impairment charge	$31,892

The Company utilized various methods to determine the fair value of the intangible assets for use in the impairment test. The fair value of the trademarks intangible assets was calculated using the income approach relief-from-royalty method. The relief-from-royalty method measures the fair value of an asset by identifying the avoided royalty costs of licensing an asset of similar utility from a third party. The fair value of the technology intangible assets was calculated utilizing the relief-from-royalty method for the iPass intangible asset and the excess earnings method of the income approach for Artilium’s intangible asset. The excess earnings method calculates the present value of the residual after-tax cash flows, or excess earnings, attributable to the subject intangible asset after certain deductions are applied for the use of the other assets that contribute to the generation of the cash flows. Customer relationships were valued based on the distributor method, an income-based approach, and the cost approach for Artilium and iPass, respectively. The distributor method uses a discounted cash flow model to calculate the present value of a distributor’s expected profit margins to reflect the value of the distributor’s ability to provide products to its customers. The cost approach measures the benefits related to an asset by the cost to reconstruct it or replace it with another asset of similar utility.

At December 31, 2019, the Company’s estimated useful lives of its intangible assets by category was 8 years, 5 to 6 years and 2 to 6 years for technology, customer relationships and trade names, respectively. The change in the estimated useful lives from the estimates at the acquisition dates was due to diminished expectations of the future periods that would benefit from our original estimates. At December 31, 2019, the weighted-average amortization period for intangible assets was 6.2 years. At December 31, 2019, the weighted-average amortization periods for technology, customer relationships, and trade names was 7.7 years, 5.1 years and 5.6 years, respectively.

Amortization expense related to intangible assets for the years ended December 31, 2019 and 2018 was $7,019 and $1,262, respectively.

The estimated annual amortization expense related to finite-lived intangible assets as of December 31, 2019, is as follows:

Year Ended December 31,	Amortization
2020	$2,606
2021	2,606
2022	2,556
2023	2,556
2024	2,556
2025 and thereafter	2,620
$15,500

Note 9. Net Billings in Excess of Revenues

Because the Company recognizes revenue upon performance of services, net billings in excess of revenues represents amounts received from customers for which either delivery has not occurred or against future sales of services. As of December 31, 2019 and 2018, the balance of net billings in excess of revenues was $2,529 and $227, respectively.

Note 10. Accrued Expenses and Other Payables

As of December 31, 2019 and December 31, 2018, accrued expenses and other payables were comprised of the following:

	December 31,	December 31,
Accrued expenses and other payables	2019	2018
Accrued selling, general and administrative expenses	$2.720	$1,189
Accrued salaries and bonuses	2,005	1,596
Accrued employee benefits	564	-
Accrued restructuring & acquisition related costs	-	1,885
Accrued cost of service	627	813
Accrued taxes (including VAT)	2,637	1,834
Accrued interest payable	53	68
Accrued customer credit	3,393	-
Other accrued expenses	1,617	356
Accrued expenses and other payables	$13,616	$7,741

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Accrued taxes include income taxes payable as of December 31, 2019 and 2018, amounting to $316 and $81 respectively. See Note 18 to the Financial Statements for more information.

Accrued selling, general and administrative expenses include social security premiums, personnel related costs such as payroll taxes, provision for holiday allowance, accruals for marketing and sales expenses, and office related expenses.

Note 11. Promissory Notes and Unsecured Convertible Promissory Notes

Promissory Notes

The Promissory Notes of $993 at December 31, 2019 are comprised of six bank notes secured through by Artilium with varying original maturity dates ranging between 6 and 24 months with an average interest rate of 2%. The notes are not convertible and are not included in any of the tables in the remainder of this note. The promissory notes were $681 at December 31, 2018.

9% Unsecured Convertible Promissory Note

On December 18, 2015, the Company consummated a closing and on March 14, 2016, the Company consummated the last of twelve closings of its private placement offering of units (“Units”) to “accredited investors” (as defined in Rule 501(a) of the Securities Act as part of a “best efforts” private placement offering of up to $4,200 consisting of up to 140 Units, each Unit consisting of: (i) one 9% unsecured subordinated Note in the principal amount of $30, which is convertible into the Note Shares of common stock of the Company at the option of the holder at a conversion price of $7.50 per share, subject to certain exceptions; and (ii) a five-year Warrant to purchase one hundred thousand (4,000) shares of common stock (the “Warrant Shares”) at an exercise price of $11.25 per share, subject to certain exceptions. During 2016 and 2015, the Company sold an aggregate of $3,548 principal amount of Notes and delivered Warrants to purchase an aggregate of 473,067 shares of common stock. In December 2016, the Company and the holders agreed upon modification of the Warrants to remove certain anti-dilution protections in the note and offered an exercise price adjustment to $3.75 and 10% bonus warrants (47,306 warrants) in return.

In connection with the offering, the Company retained a registered FINRA broker dealer (the “Placement Agent”) to act as the placement agent. For acting as the placement agent, 33,115 warrants were issued with an exercise price of $11.25 and 33,115 warrants were issued with an exercise price of $7.50 along with a cash fee.

The value of the Warrants and the conversion feature to the investors and the Placement Agent cash fees and warrants were capitalized and off set against the liability for the Notes at the time of issuance and were amortized over the term of the Notes using the effective interest method.

During 2019, the conversion feature was exercised at a price of $1.75 per share and 60,000 shares were issued for the outstanding principal amount, 6,000 shares issued for the 10% early repayment and 18,220 shares issued for accrued interest on the promissory notes (see table below).

Breakdown of the 9% Unsecured Subordinated Convertible Promissory Note (Matured December 2018 through June 2019)	December 31, 2019	Regular Amortizations (during 2019)	Conversions (during 2019) including accelerated amortization	Outstanding December 31, 2018
Convertible Note Principal Amount
Principal Amount	$-	$-	$105	$(105)
10% Early Repayment	-	-	11	(11)

Debt Discounts & Financing Costs
Investor Warrants	-	(2)	-	2
Conversion Feature value	-	(1)	-	1
7% Agent Warrants	-	(1)	-	1
Financing Costs	-	(5)	-	5
	$-	$(9)	$116	$(107)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

At December 31, 2019 there were 38,111,211 warrants outstanding from the accredited investors 4,818,269 warrants were exercised in 2019 and 1,488,973 outstanding from the Placement Agent.

Breakdown of the conversion rights for outstanding convertible notes: Number of underlying shares for Conversion of outstanding unsecured convertible notes	Outstanding December 31, 2019	Agreement Amendments / Interest effects	Exercises / Conversions / Expirations	Outstanding December 31, 2018
9% Convertible Note – Investors	-	44,720	(84,220)	39,500
Outstanding Conversion Features	-	44,720	(84,220)	39,500

In the above table the exercise price at December 31, 2018 for the conversion of the promissory notes, including accrued interest, into common shares was at $3.75 (39 shares) and converted in 2019 at an exercise price of $1.75 (84 shares) resulting in a difference of 45 shares.

Note 12. Long-term Debt

Former Post Road Group Debt Facility

On February 26, 2019, Pareteum Corporation and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative Finance, LLC and its affiliate Post Road Special Opportunity Fund I LLP (collectively, “Post Road”). Pursuant to the Credit Agreement, Post Road provided the Company with a secured loan of up to $50,000 (the “Loan”), with an initial loan of $25,000 funded on February 26, 2019, and additional amounts in $5,000 increments as requested by the Company before the 18-month anniversary of the initial funding date. No additional loan was to be funded until the later of delivery of certain third-party consents (the “Consents”), the filing of Pareteum’s Quarterly Report on Form 10-Q for the first quarter of 2019, or June 1, 2019. All amounts owed under the Credit Agreement were due on February 26, 2022.

Borrowings under the Credit Agreement bore interest at a rate per year of Libor plus 8.5% provided, however, that upon an event of default or if certain of the Consents were not delivered prior to May 1, 2019 or June 1, 2019, as applicable, borrowings under the credit agreement were to bear interest at a rate per year of Libor plus 11.5% until the Consents were delivered. The interest was due and payable monthly in cash in arrears, provided, however, that the Company could elect to pay any or all of the interest in the form of Payment-in-Kind (“PIK”) interest due and payable at maturity at a maximum percentage per year equal to (a) through and including the first anniversary of the initial funding date, 3%, (b) after the first anniversary of the initial funding date through and including the second anniversary of the initial funding date, 2%, and (c) after the second anniversary of the initial funding date, 1%.

The Loan was subject to prepayment upon the receipt of proceeds outside the ordinary course of business in excess of $1,000 and payment of a commitment fee of 1% per year on the unused portion of the Credit Agreement.

Permitted use of proceeds for the initial $25,000 of the Loan included approximately $11,000 for payment in full of the outstanding secured debt owed to Fortress incurred in connection with the Company’s previously disclosed acquisition of iPass on February 12, 2019, as well as the remaining amounts for permitted acquisitions and investments and for general working capital purposes. The initial $25,000 loan was reduced by an original issue discount of (i) 0.75% of $25,000 and (ii) 1.25% of $50,000 and any additional amounts borrowed were reduced by an original issue discount of 0.75% of the funded amounts. The aggregate original issue discount was $813 and was amortized and reflected as interest expense initially over the term of the Credit agreement using the effective interest method. The Company paid $867 of debt issuance costs which were recorded as a reduction of the loan balance and was amortized and reflected as amortization expense initially over the term of the Credit Agreement using the effective interest method. The debt discount and issuance costs resulted in a higher effective interest rate on the Credit Agreement.

On February 26, 2019, concurrent with entering into the Credit Agreement, the existing loan and security agreement by and among iPass, iPass IP LLC and Fortress (the “Existing iPass Loan”) was paid in full. Additionally, pursuant to the terms of the Credit Agreement, the Company issued to Post Road 425,000 shares of its common stock valued at $1,607, based on the Company’s closing stock price of $3.78 on February 26, 2019. The $1,607 was recorded as a debt issuance cost reducing the loan balance and was amortized in the same manner as the original issue discount discussed above.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

On August 22, 2019, the Company and Post Road entered into an agreement (the “Amendment”) to amend and waive certain provisions of the Credit Agreement. Pursuant to the Amendment, Post Road agreed to waive terms of certain obligations and covenants in the Credit Agreement and fund the Company an additional loan of $2,500. The Company agreed to issue to Post Road 750,000 shares of its common stock valued at $2,167, based on the Company’s closing stock price of $2.89 on August 22, 2019. The $2,167 was recorded as a debt issuance cost reducing the loan balance. The Company also incurred additional debt issuance costs of $140, which was recorded as a reduction of the loan balance.

In September 2019, the Company paid off the Credit Agreement from the proceeds received from the Securities Purchase Agreement (as defined in Note 15, Stockholder’s Equity). As a result, the Company recognized a loss on extinguishment of debt of $ 7,873 for the difference between the net carrying value of the loan, which includes the unamortized debt discount and issuance costs of $4,926 and the reacquisition price of the loan, which includes the exit fee paid to the lender of $2,947.

During the year ended December 31, 2019, costs of $494 and $174 were amortized and reflected on the Consolidated Statements of Comprehensive Loss as “Interest expense related to debt discount and conversion feature” and “Amortization of deferred financing costs”, respectively, as well as $1,659 of interest expense incurred on the loan, excluding loan fees. The weighted-average interest rate was 11.08%.

Redeemable Preferred Stock

On December 24, 2019, the Company issued 105.33 shares of 8% Series C Redeemable Preferred Stock (the “Series C Redeemable Preferred Stock”) with a stated value of $100.00 per share in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, for an aggregate purchase price of $5,033. The Company received net proceeds of $4,479 after deducting legal fees of $361 and $193 of proceeds was remitted to an escrow account, recorded as “Prepaid and other current assets” on the Consolidated Balance Sheet at December 31, 2019, and subsequently remitted to the Company in January 2020. The Series C Redeemable Preferred Stock requires mandatory redemption on December 24, 2020, together with the 8% dividend and a 12.5% premium.

The Series C Redeemable Preferred Stock was accounted for as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity”. Accordingly, the Company recorded a liability of $10,533 equal to the stated value of the issued shares and a debt discount of $5,500 representing the difference between the stated value and the gross proceeds of $5,033. The debt discount is being amortized through the redemption date of December 24, 2020 using the effective interest rate method. The Company incurred placement and legal fees totaling $361 which were also recorded as a debt discount and are being amortized over the same period on a straight-line basis. Additionally, the 8% dividend is being accrued over the same period and the 12.5% redemption premium is being accreted through the redemption date and recorded to “Interest expense related to debt discount and conversion feature” on the Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2019, the components of the Series C Redeemable Preferred Stock liability consisted of the following:

December 31,
2019
Series C Redeemable Preferred Stock, stated value	$10,533
Unamortized debt discount	(5,776)
Accretion of redemption premium	25
Accrued dividend	16
Series C Redeemable Preferred Stock, net	$4,798

The following table details the amounts in the Consolidated Statement of Operations and Comprehensive Loss in connection with Series C Redeemable Preferred Stock liability as of December 31, 2019:

	December 31,
	2019	Location
Amortization of debt discount	$85	Interest expense-debt discount / Amortization of deferred financing costs
Accretion of redemption premium	25	Interest expense-debt discount
Accrued dividend	16	Interest expense
Total interest and amortization expense	$126

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

By their terms, those shares of Series C Redeemable Preferred Stock are not convertible into other securities of the Company. However, on various dates from July 17, 2020 through October 1, 2020, the Company entered into Exchange Agreements with the holders of those 105.33 shares of Series C Redeemable Preferred Stockholders (collectively, the “Series C Exchange Agreements”) containing certain exchange provisions as described below.

Under the Series C Exchange Agreements, the Company and the holders of the outstanding shares of the Series C Redeemable Preferred Stock agreed that (i) the Company may exchange outstanding shares of Series C Redeemable Preferred Stock for shares of the Company’s common stock on the one-year anniversary of the issuance date of those shares; and (ii) the holders may exchange outstanding shares of Series C Redeemable Preferred Stock for shares of the Company’s common stock at any time prior to the one-year anniversary of the issuance date of those shares. Such exchanges are subject to the satisfaction of certain conditions, including approval of the Company’s stockholders of the issuance of such common stock and the Company’s ability to issue shares of common stock not subject to restrictions on resale. The number of shares of common stock issuable upon exchange of the Series C Redeemable Preferred Stock under the Series C Exchange Agreements will determined by the application of a formula in which (i) the stated value of the shares of Series C Redeemable Preferred Stock being converted plus the value of any accrued and unpaid dividends plus, with respect to certain agreed upon shares of the Series C Redeemable Preferred Stock, a premium of 12.5% on the stated value is divided by (ii) the conversion price. The conversion price for holders of 97 shares of Series C Redeemable Preferred Stock in the aggregate is $0.70, while the conversion price for the holder of the other 8 shares of Series C Redeemable Preferred Stock is the lower of (i) $0.60 and (ii) the greater of (x) the average daily volume-weighted average price per share of Common Stock during the five trading days before the closing of the exchange and (y) $0.40.

The holders of the 97 shares of Series C Redeemable Preferred Stock were permitted to exchange their shares by December 31, 2020, after which time an additional condition to such exchange was imposed that requires the average daily volume-weighted average trading price of the Company’s common stock to be at least $0.60 per share, for the five consecutive trading days, before an exchange. The same additional condition was also imposed on of holders of the other 8 shares of Series C Redeemable Preferred Stock, if such holders held their shares after December 24, 2020.

Note 13. Related Party Transactions

As of December 31, 2019 and 2018, Pareteum BV has an outstanding loan payable to Comsystems (a company owned by Gerard Dorenbos). Prior to the acquisition by Pareteum, Gerard Dorenbos was a shareholder of Artilium PLC, with approximately 15% of the total shares of Artilium PLC, and a board member of Artilium PLC.

The loan has a maturity date of December 31, 2021. The total amount outstanding as of December 31, 2019 and 2018 was $420 and $342, respectively, which carries an 8% interest rate and is reflected as a related party loan in the accompanying consolidated balance sheet. No repayments were made on the loan during the year ended December 31, 2019. All principal and interest are due on the maturity date.

During 2019 and 2018, the Company retained Robert Turner of InTown Legal Services, who is the son of Robert H. Turner, the former Executive Chairman of the Board. InTown Legal Services has a five thousand dollars per month minimum retainer with the Company and was paid $278 in 2019 and $133 in 2018. The agreement between the Company and InTown Legal Services is an at will agreement.

Note 14. Lease Commitments

The Company leases property under operating leases with varying expiration dates between 2020 and 2025. The Company also leases equipment and automobiles under operating leases with expiration dates between 2021 and 2024. The Company determines if an arrangement is a lease at inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2019.

As of December 31, 2019, the Company had 10 leased properties with remaining lease terms that ranged from of 1.0 year to 5.5 years. Two leases expired on December 31, 2019. The Company is also party to three equipment leases and 41 automobile leases. Many of our leases include options to extend the term with several allowed to renew indefinitely.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

The components of the lease expense recorded in the consolidated statement of operations were as follows:

Year ended December 31, 2019
Operating lease cost	$2,313
Finance lease cost:
Amortization of assets	9
Interest on lease liabilities	2

Total net lease cost	$2,324

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	As of December 31, 2019
Assets:
Operating lease assets	Operating right-of-use asset, net of accumulated amortization(1)	$2,241
Finance lease assets	Property and equipment, net of accumulated depreciation(2)	133
Total leased assets		$2,374

Liabilities:
Current
Operating	Operating lease liability, current	$2,376
Finance	Financing lease liability, current	46
Noncurrent
Operating	Operating lease liability, noncurrent	333
Finance	Finance lease liability, noncurrent	82
Total lease liabilities		$2,837

(1) Operating lease assets are recorded net of accumulated amortization of $2,006 as of  December 31, 2019.

(2) Finance lease assets are recorded net of accumulated depreciation of $9 as of  December 31, 2019.

Supplemental cash flow and other information related to leases was as follows:

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,656
Operating cash outflows from finance leases (interest)	$2
Financing cash outflows from finance leases	$17

Weighted-average remaining lease term (in years):
Operating leases	1.64
Finance leases	2.67

Weighted-average discount rate:
Operating leases	9.22%
Finance leases	5.00%

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Maturities of lease liabilities were as follows:

	As of December 31, 2019
	Operating Leases	Finance Leases
2020	$2,524	$51
2021	196	51
2022	54	34
2023	45	-
2024	45	-
Thereafter	22	-
Total lease payments	2,886	136
Less: imputed interest	(177)	(8)
Total lease liabilities	2,709	128
Less: current liabilities	(2,376)	(46)
Long-term lease liabilities	$333	$82

As of  December 31, 2019, the Company had additional operating lease obligations totaling $551 that had not yet commenced, all of which commenced in 2020 and had lease terms ranging from of 3 to 4 years.

Note 15. Stockholders’ Equity

Securities Purchase Agreement

In September 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional and accredited investors and sold:

(i)	18,852,272 common stock units at a price of $1.76. Each common stock unit consisted of one share of common stock, one Series A warrant and one Series B warrant to purchase shares of common stock. The number of Series A warrants and Series B warrants that were issued totaled 18,852,272 and 9,426,136, respectively.

(ii)	3,875,000 pre-funded warrants for the purchase of common stock units at price of $1.75 per share. Upon the exercise of the pre-funded warrants at an exercise price of $0.01, the investor is entitled to receive one unit which consists of one share of common stock (or 3,875,000 shares in the aggregate), 3,875,000 Series A warrants to purchase shares of common stock and 1,937,500 Series B warrants to purchase shares of common stock.

The Company received net proceeds of $37,680 after deducting expenses of $2,281. In connection with the Securities Purchase Agreement, the Company issued warrants to a placement agent to purchase 909,091 shares of its common stock. These warrants have exercise price of $3.00 per share and expire in September 2024. All the warrants in this transaction are classified as equity and the Series A and B warrants are participating securities for purposes of calculating basic loss per share.

The Series A warrant provides for an exercise price of $2.25 per share, exercisable beginning September 2020 and expire in September 2024. The Series B warrant provides for an exercise price of $1.84, exercisable beginning September 2019 and expire in March 2021. The pre-funded warrants do not expire and are immediately exercisable except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The pre-funded warrants are classified as equity in accordance with ASC 480, “Distinguishing Liabilities from Equity” and the fair value of the pre-funded warrants was recorded in the Company’s Statement of Changes in Stockholders Equity (Deficit) as “Pre-funded warrants.” In October 2019, all of the pre-funded warrants were exercised in a cashless transaction resulting in the issuance of 3,845,193 shares of common stock, net of shares surrendered for payment of the exercise price.

On May 9, 2018, we entered into a securities purchase agreement (the “2018 Offering”) with select accredited investors relating to a registered direct offering, issuance and sale of an aggregate of 2,440,000 shares of our common stock at a purchase price of $2.50 per share for gross proceeds of $6,100 and offering expenses of $701. The shares were issued pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 9, 2016, as amended October 21, 2016 and November 10, 2016 and declared effective November 14, 2016. The Company also agreed to pay a placement agent a commission to reimburse the placement agent’s out-of-pocket expenses, to issue the placement agent, in a private transaction, a warrant to purchase 122,000 shares of common stock at an exercise price equal to 125% of the offering price per share, and to indemnify the placement agent against certain liabilities.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. The Company had 139,060,180 shares of common stock issued and outstanding as of December 31, 2019, an increase of 40,767,650 shares from December 31, 2018, mainly due to shares issued in the acquisitions of iPass and Devicescape (10,265,412), shares issued in the Securities Purchase Agreement (18,852,272) and from the exercise of the pre-funded warrants issued in the Securities Purchase Agreement (3,845,193). As of December 31, 2019, approximately 1,733,698 stock awards vested under the Company’s non-cash compensation plans and the shares are reflected on the Consolidated Statement of Changes in Stockholders’ Equity/Deficit as outstanding at December 31, 2019, for which the issuance of the shares from the Company’s stock transfer agent are pending.

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

On December 10, 2019, the Company’s Board of Directors designated 255 shares of Preferred Stock to be Series C Redeemable Preferred Stock with a stated value of $100,000 per share (the “Stated Value”). Non-cumulative dividends are required to be paid on each share of the Series C Redeemable Preferred Stock at a rate of 8% per annum of the Stated Value. The Series C Redeemable Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Upon any liquidation event, the holders of the Series C Redeemable Preferred Stock are entitled to be paid out of the assets of the Company legally available for distribution to its stockholders a liquidation preference of $0.00001 per share, plus an amount equal to any unpaid dividends to and including the date of payment, but without interest, before any distribution of assets is made to holders of the Company’s common stock, or any other class or series of stock. The Series C Redeemable Preferred Stock has no voting rights except as required by law. Under the terms of the certificate of designations for the Series C Redeemable Preferred Stock, on the one-year anniversary of the date of issuance of the Series C Redeemable Preferred Stock, the Company is required to redeem, out of legally available funds, each such share of Series C Redeemable Preferred Stock at a price per share equal to 112.5% of the Stated Value. However, as previously disclosed in Note 12, Long-term Debt to the Financial Statements, the Company entered into the Series C Exchange Agreements with each holder of Series C Redeemable Preferred Stock, under which the shares will remain outstanding.

There were 105.33 shares of Series C Redeemable Preferred Stock outstanding as of December 31, 2019, see Note 12, Long-term Debt for further information, and no preferred shares outstanding as of December 31, 2018.

Warrants

Throughout the years, the Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. Often these warrants could be classified as equity instead of a derivative. As of December 31, 2019 and 2018, no warrants have been classified as derivative warrants.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

The table below summarizes the warrants outstanding (in share amounts) as of December 31, 2019 and as of December 31, 2018:

Warrants:	Number of Warrants
Outstanding as of January 1, 2018	18,135,832
Issued	196,750
Exercised	(14,463,097)
Expirations	(80,003)
Outstanding as of December 31, 2018	3,789,482
Issued	39,199,998
Exercised	(4,818,269)
Expirations	(60,000)
Outstanding as of December 31, 2019	38,111,211

Outstanding Warrants	Exercise/ Conversion price(s) (range)	Expiring	December 31, 2019	December 31, 2018
Equity Warrants – Fundraising	$1.05 - $5.375	2019 – 2024	38,111,211	3,789,482

The discussion below describes the warrant activity (in thousands of shares) during the year ended December 31, 2019.

Warrants – Issued

In connection with the September 2019 Securities Purchase Agreement, 38,874,998 warrants were issued, of which, 3,875,000 were pre-funded and 909,091 warrants were issued to the placement agent.

In February 2019, the Company issued warrants to purchase an aggregate of 325,000 shares of common stock pursuant to Fortress consenting to the consummation of the Merger Agreement by and among the Company, iPass and TBR, Inc., a wholly owned subsidiary of the Company.

Warrants – Exercised

During 2019, 4,818,269 warrants were exercised, out of which 800,235 were cash exercises resulting in proceeds of $1,394 received at an average exercise price of $1.74 and 4,018,034 warrants were exercised cashless resulting in the delivery of 3,903,302 shares.

Warrants – Expirations

During 2019, 60,000 warrants expired unexercised.

Note 16. Basic and diluted net loss per share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic net loss per share is based upon the weighted-average number of common shares outstanding. The Series A and B warrants issued in the Securities Purchase Agreement are participating securities due to the warrant holder’s participation in dividends distributed by the Company on a one-for-one basis with common stockholders thus requiring the application of the two-class method in computing basic net income per share. For the year ended December 31, 2019, the Company was in a loss position and none of the loss was allocated to the participating securities as they do not participate in the losses of the Company.

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

The diluted share base includes shares related to convertible debt, warrants to purchase Common Stock and employee awards and or stock options as follows:

Dilutive Securities	2019	2018
Convertible Notes	-	39,500
Warrants	38,111,211	3,789,482
Time Conditioned Share Awards	2,563,359	1,480,557
Employee Stock Options	6,924,436	3,663,812
	47,599,006	8,973,351

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Weighted-average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive due to the Company’s reported net loss for the years ended December 31, 2019 and 2018.

Note 17. Employee Benefit Plan

The Company grants stock options and restricted stock awards under the 2017 Long-Term Incentive Compensation Plan (“2017 Plan”) and the 2018 Long-Term Incentive Plan (“2018 Plan”). The Company also maintains the 2008 Long-term Incentive Plan (“2008 Plan”). There have been no new grants of share-based compensation under the 2008 Plan during the years ended December 31, 2019 and 2018. Stock options under each long-term incentive plan are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with a five-year term. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the fair market value at the date of grant and expensed over the vesting period, which generally range from one to three years from the date of the grant.

2008 Long-Term Incentive Compensation Plan

The 2008 Plan allowed for the grant of awards of up to 2,240,000 shares of common stock, after giving effect to a 1-for-25 reverse stock-split in 2008, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. As of December 31, 2019, no further awards may be granted under the 2008 Plan and 131,268 awards remain outstanding in accordance with their terms. In addition, there are 62,180 previously granted restricted stock awards that have vested for which shares have not been issued as of December 31, 2019.

The stock option activity of the 2008 Plan for the years ended December 31, 2019 and 2018 follows:

	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2017	1,128,384	$9.40	$6,854
Revoked (cancelled)	(786,697)	6.33	(3,495)
Forfeitures	(175)	3.07	-
Expirations	(138,246)	25.60	(1,997)
Outstanding as of December 31, 2018	203,266	10.74	1,381
Forfeitures	(71,998)	7.72	(335)
Outstanding as of December 31, 2019	131,268	$12.40	$1,046

2017 Long-Term Incentive Compensation Plan

The 2017 Plan allows for the grant of awards of up to 6,500,000 shares of common stock in the form of options, restricted stock awards, stock appreciation rights (“SAR’s”), performance units and performance bonuses to eligible employees and the grant of nonqualified stock options, restricted stock awards, SAR’s and performance units to consultants and eligible directors. As of December 31, 2019, there were 57,155 shares available for grant under the 2017 Plan. As of December 31, 2019, there were 2,950,519 stock options outstanding under the 2017 Plan. In addition, there are 53,399 previously granted restricted stock awards that have vested for which shares have not been issued as of December 31, 2019.

The remaining 57,155 shares available for grant under the 2017 Plan may be issued to former directors and staff. The Company plans on filing a registration statement on Form S-8 for issuances that have been approved by stockholders, but still require registration.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

The stock option activity of the 2017 Plan for the years ended December 31, 2019 and December 31, 2018 follows:

	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2017	1,899,800	$1.00	$1,053
Granted	1,999,685	2.42	3,378
Exercised	(59,220)	1.00	(59)
Forfeitures	(374,663)	1.55	(766)
Expirations	(5,056)	1.00	(5)
Outstanding as of December 31, 2018	3,460,546	$1.76	$3,601
Exercised	(177,678)	1.19	(129)
Forfeitures	(294,178)	2.37	(442)
Expirations	(38,171)	1.09	(25)
Outstanding as of December 31, 2019	2,950,519	$1.74	$3,005

There were no stock options granted under 2017 Plan during 2019. The key assumptions included in Black-Scholes option pricing model for stock options granted in 2018 follows:

Year-ended December 31, 2018
Expected Volatility	130%
Weighted-average Expected Term (years)	2.79
Weighted-average Risk-free Interest Rate	2.69%
Dividend yield	-
Weighted-average Fair Value at Grant-date	$1.68

Additional information for stock options issued under the 2017 Plan follows:

	December 31, 2019	December 31, 2018
Options Outstanding
Total Options Outstanding	2,950,519	3,460,546
Weighted-average Remaining Contractual Term (Years)	1.90	2.98
Weighted-average Remaining Expected Term (Years)	1.04	1.84
Weighted-average Exercise Price	$1.74	$1.81
Aggregate Intrinsic Value (1)	$-	$1,723

Options Exercisable
Total Options Exercisable	2,066,506	841,053
Weighted-average Exercise Price	$1.61	$1.00
Weighted-average Remaining Contractual Term (Years)	1.70	2.24
Aggregate Intrinsic Value (1)	$-	$580

Unvested Options
Total Unvested Options	884,013	2,619,493
Weighted-average Exercise Price	$2.06	$2.01
Forfeiture rate used for this period ending	18.65%	11.25%

Options expected to vest
Number of options expected to vest corrected by forfeiture	719,109	2,324,885
Unrecognized share-based compensation expense	$1,412	$2,449
Weighting Average remaining contract Term (Years)	1.92	2.86

Exercises
Total shares delivered/issued	177,678	59,220
Weighted-average Exercise Price	$1.19	$1.00
Intrinsic Value of Options Exercised	$363	$101

(1)	Excludes options with exercise prices that were greater than the average market price of our common shares for the period.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

2018 Long-Term Incentive Compensation Plan

On October 10, 2018, the Company filed a registration statement on Form S-8 to register the issuance and sale of the remaining 8,000,000 shares of common stock of the 2018 Long Term Incentive Compensation Plan which was previously ratified by our stockholders on September 12, 2017 at our annual meeting. This incentive plan provides for awards of up to 8,000,000 shares of common stock, in the form of options, restricted stock awards, stock appreciation rights (“SAR’s”), performance units and performance bonuses to eligible employees and the grant of nonqualified stock options, restricted stock awards, SAR’s and performance units to consultants and eligible directors.

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

As of December 31, 2019, there were 6,456,665 shares available for grant under the 2018 Plan. As of December 31, 2019, there were 3,842,649 stock options and 1,447,780 unvested restricted stock units outstanding under the 2018 Plan. In addition, there are 34,304 previously granted restricted stock awards that have vested for which shares have not been issued as of December 31, 2019.

There were no stock options issued under the 2018 Plan during the year ended December 31, 2018. The stock option activity under the 2018 Plan follows:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2018	-	$-	$-
Granted	5,649,649	2.24	10,629
Forfeitures	(1,542,000)	2.38	(2,927)
Expirations	(265,000)	3.07	(813)
Outstanding as of December 31, 2019	3,842,649	$2.13	$6,889

The key assumptions included in Black-Scholes option pricing model for stock options granted in 2019 follows:

Year-ended December 31, 2019
Expected Volatility	121%
Weighted-average Expected Term (years)	3.19
Weighted-average Risk-free Interest Rate	2.40%
Dividend yield	-
Weighted-average Fair Value at Grant-date	$1.88

Additional information for stock options issued under the 2018 Plan follows:

December 31, 2019
Options Outstanding
Total Options Outstanding	3,842,649
Weighted-average Remaining Contractual Term (years)	4.05
Weighted-average Remaining Expected Term (years)	2.39
Weighted-average Exercise Price	$2.13
Aggregate Intrinsic Value (1)	$-

Options Exercisable (1)
Total Options Exercisable	100,000
Weighted-average Exercise Price	$0.36
Weighted-average Remaining Contractual Term (years)	3.83
Aggregate Intrinsic Value	$8

Unvested Options
Total Unvested Options	3,742,649
Weighted-average Exercise Price	$2.18
Forfeiture Rate Used for this Period Ending	28%

Options expected to vest
Number of options Expected to Vest Corrected by Forfeiture	2,678,081
Unrecognized Share-based Compensation Expense	$7,625
Weighting Average Remaining Contract Term (years)	2.90

Exercises
Total shares delivered/issued	-
Weighted-average Exercise Price	$-
Intrinsic Value of Options Exercised	$-

(1)	Excludes options with exercise prices that were greater than the average market price of our common shares for the period.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

There were 60,696 shares of restricted stock awarded to two officers in 2019 that remain unvested as of December 31, 2019. A rollforward of restricted stock activity under the 2018 Plan follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested as of December 31, 2017	-	$-
Granted	2,000,000	3.00
Vested	(1,000,000)	3.00
Forfeited	-
Outstanding as of December 31, 2018	1,000,000	$3.00
Granted	345,000	2.56
Vested	(950,967)	3.03
Forfeited	(333,337)	2.28
Outstanding as of December 31, 2019	60,696	$3.92

Share-Based Compensation Expense

The Company recorded for the year ended December 31, 2019 and 2018, $11,236 and $6,783, respectively, of share-based compensation under all plans for both equity and liability classified awards. At December 31, 2019, the unrecognized expense portion of the share-based compensation awards granted under all plans was approximately $9,321 adjusted for cancellations, forfeitures and returns during the preceding period, which is expected to be recognized over a weighted-average period of 1.2 years. The fair value of the time conditioned awards that vested during 2019 and 2018 was $2,884 and $3,708, respectively.

Note 18. Income taxes

Loss before the income tax benefit consists of the following;

	For the years ended December 31,
	2019	2018
U.S.	$(108,644)	$(19,369)
Foreign	(126,421)	1,171
Total loss before income tax provision	$(235,065)	$(18,198)

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary from none (zero) to 34%. However, because the Company and its subsidiaries have incurred annual corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, in all jurisdictions where the Company has a net deferred tax asset, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred tax assets to zero. The Company’s 2019 income tax benefit of $8.4 million relates to $8.7 million of benefit associated with the net losses in certain foreign jurisdictions offset by current taxes of $0.3 million in other foreign jurisdictions with taxable income.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Income tax (benefit) expense is summarized as follows:

	For the years ended December 31,
	2019	2018
Current:
Federal	$-	$-
State	-	-
Foreign	316	81
	316	81
Deferred:
Federal	-	-
State	-	-
Foreign	(8,611)	(255)
	(8,611)	(255)

Income tax (benefit) expense	$(8,295)	$(174)

The following is a reconciliation of the provision for income taxes at the U.S. federal statutory rate (21%) to the foreign income tax rate for the years ended:

	For the years ended December 31,
	2019	2018
Tax expense at statutory rate federal	21%	21%
Foreign income tax rate difference	1%	-
Transaction costs	-	(7)%
Compensation	-	(6)%
GILTI	-	(1)%
Non-operating gain on stock acquisition	-	8%
Goodwill Impairment	(11)%	-
Change in valuation allowance	(7)%	(15)%
Other	-	1%
	4%	1%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax attributable to:
Net operating losses	$55,859	$31,928
Share-based compensation expense	666	302
Accrued liabilities and allowances	1,287	257
Fixed Assets	188	-
ROU lease liability	288	-
Other	69	66
Less: valuation allowance	(55,561)	(29,812)
Total deferred tax assets	2,796	2,741

Deferred tax liabilities attributable to:
Intangible assets	(1,976)	(10,003)
ROU Asset	(194)	-
Deferred revenue	(626)	(1,124)
Total deferred tax liabilities	(2,796)	(11,127)
Net deferred tax liabilities	$-	$(8,386)

As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits and no related interest and penalties for the years then ended.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

As of December 31, 2019, and 2018, the Company had net operating losses carryforwards of approximately $258 million and $150 million, respectively. Any net deferred tax assets in a jurisdiction have been offset by a full valuation allowance in both 2019 and 2018 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances in the future, if any, will be recognized through earnings.

Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carry forward could be limited.

In the ordinary course of business, the Company is subject to tax examinations in the jurisdictions in which it files tax returns. The Company’s statute of limitations for assessment is three years for federal and three to four years for state purposes. The federal net operating loss carry forwards remain open for adjustment until the net operating losses are fully utilized. The Company’s statute of limitations is four to six years in the major foreign jurisdictions in which the Company files.

The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2019 and 2018, the Company did not have any liabilities for uncertain tax positions.

Note 19. Commitments and Contingencies

Commitments

During the year ended December 31, 2019, the Company entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company entered into the Strategic Connectivity Agreement (the “Connectivity Agreement”) with Hutchison 3G UK Limited (“3UK”) on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.7 million dollars for the implementation of a MVNO (the “3UK MVNO”), and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. As of December 31, 2019, $0.1 million was invoiced by 3UK and is recorded in Accrued expenses and other payables in the Consolidated Balance Sheet as of December 31, 2019. Of the remaining unconditional purchase obligation to 3UK outstanding as of December 31, 2019, management expects to remit $0.1 million in 2020 and the remainder in 2021.

Concurrent with the execution of the Connectivity Agreement, the Company entered into the Agreement for the Sale and Purchase of Credit Voucher (the “Credit Voucher Agreement”) with PCCW Global Limited (“PCCW”) under which the Company is obligated to purchase a credit voucher for $33.0 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of December 31, 2019, $0.7 million of the purchase price has been recorded in Accrued expenses and other payables in the Consolidated Balance Sheet. The remaining $32.3 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, whereafter on a monthly basis, the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW.

Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2022 be less than $8.6 million, the Company is obligated to remit a make-up payment (the “2022 Make-up Payment”) for the difference between $8.6 million and the aggregate monthly charges offset with the credit voucher. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2023, plus any 2022 Make-up Payment, if applicable, be less than $15.2 million, the Company is obligated to remit a make-up payment (the “2023 Make-up Payment”) for the difference between $15.2 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2024, plus any 2022 Make-up Payment and any 2023 Make-up Payment, if applicable, be less than $23.1 million, the Company is obligated to remit a make-up payment (the “2024 Make-up Payment”) for the difference between $23.1 million and the aggregate monthly charges offset with the credit voucher, plus the 2022 Make-up Payment and the 2023 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2025, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment, if applicable, be less than $32.3 million, the Company is obligated to remit a final make-up payment for the difference between $32.3 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment.

The following table presents the minimum amounts due under the Company’s unconditional purchase obligations as of December 31, 2019:

	Connectivity Agreement	Credit Voucher Agreement	Total
2020	$132	$-	$132
2021	395	-	395
2022	-	8,571	8,571
2023	-	6,593	6,593
2024	-	7,911	7,911
Thereafter	-	9,230	9,230
Total	$527	$32,305	$32,832

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

The following table presents management’s estimate of the timing of amounts due under the Company’s unconditional purchase obligations as of December 31, 2019:

	Connectivity Agreement	Credit Voucher Agreement	Total
2020	$132	$-	$132
2021	395	360	755
2022	-	9,662	9,662
2023	-	7,894	7,894
2024	-	9,457	9,457
Thereafter	-	4,932	4,932
Total	$527	$32,305	$32,832

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected. In the opinion of management, the ultimate resolution of such legal proceedings and claims will not have a material adverse effect on our financial position, liquidity, or results of operations.

Ellenoff Grossman & Schole LLP. On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $0.8 million in unpaid legal fees for January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement for the full $0.8 million with agreed-upon monthly installment payments through August 31, 2019. As of December31, 2019, the amount outstanding on the settlement agreement is $0.1 million.

SEC Investigation. In August 2019 and February 2020, the SEC issued the Company subpoenas requiring the production of documents related to, among other things, the Company’s recognition of revenue, practices with certain customers, and internal accounting controls. The SEC staff has also interviewed and taken testimony from individuals previously employed by the Company in connection with the investigation The Company is cooperating with the SEC staff in the SEC investigation and discussions with the SEC staff regarding a potential resolution of the investigation are ongoing.

In re Pareteum Securities Litigation is the consolidation of various putative class actions that were filed in the United States District Court for the Southern District of New York (the “Southern District Court”). The Southern District Court consolidated the actions on January 10, 2020 and named the Pareteum Shareholder Investor Group as the Lead Plaintiff. The Lead Plaintiff is asserting claims on behalf of purported purchasers and/or acquirers of Company securities between December 14, 2017 and October 21, 2019. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Denis McCarthy, Dawson James Securities Inc., and Squar Milner LLP (“Defendants”). The Lead Plaintiff alleges that Defendants caused the Company to issue certain materially false or misleading statements in SEC filings and other public pronouncements in violation of Sections 10(b) and 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act. Lead Plaintiff seeks to recover compensatory damages with interest for itself and the other class members for all damages sustained as a result of Defendants’ alleged wrongdoing and reasonable costs and attorney’s fees incurred in the case.

Douglas Loskot v. Pareteum Corporation, et al., is a putative class action pending in the Superior Court of California, County of San Mateo. It was filed on May 29, 2020 on behalf of all former shareholders of iPass Inc. who received shares of the Company’s common stock pursuant to a February 12, 2019 exchange tender offer. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Yves van Sante, Robert Lippert and Luis Jimenez-Tunon. The Complaint alleges that the defendants caused the Company to issue materially false or misleading statements in SEC filings submitted in connection with the tender offer in violation of Sections 11 and 15 of the Securities Act.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Miller ex rel. Pareteum Corporation v. Victor Bozzo, et al. was filed on February 28, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff William Miller (“Plaintiff Miller”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Victor Bozzo, Laura Thomas, Yves van Sante, Luis Jimenez-Tunon, Robert Lippert, Robert H. Turner, Edward O’Donnell, and Denis McCarthy (the “Individual Defendants”). Plaintiff Miller alleges that the Individual Defendants caused the Company to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff Miller alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Plaintiff Miller seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff Miller all costs and expenses incurred in pursuing the claims.

Zhang ex rel. Pareteum Corporation v. Robert H. Turner, et al. was filed on May 26, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Wei Zhang (“Plaintiff Zhang”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tunon, Robert Lippert, Laura Thomas, and Yves van Sante (the “Individual Defendants”). Plaintiff Zhang alleges that the Individual Defendants caused the Company to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff Zhang alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Plaintiff Zhang seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff Zhang all costs and expenses incurred in pursuing this claim.

Shaw ex. rel. Pareteum Corporation v. Luis Jimenez-Tunon, et al. was filed on July 10, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Michael Shaw (“Plaintiff Shaw”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Luis Jimenez-Tunon, Robert Lippert, Yves van Sante, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, and Laura Thomas (the “Individual Defendants”). Plaintiff Shaw alleges that the Individual Defendants caused the Company to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff Shaw alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff Shaw seeks a judgment awarding Pareteum damages sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, and awarding Plaintiff Shaw all costs and expenses incurred in pursuing this claim.

In re Pareteum Corporation Stockholder Derivative Litigation (the “Delaware Derivative Action”) is a consolidated action that was originally filed in the United States District Court for the District of Delaware (the “Delaware District Court”) and joins several related derivative actions (the “Related Suits”). On April 3, 2020, the Delaware District Court consolidated related suits brought by stockholders Edward Hayes, Juanita Silvera, and Brad Linton (“Plaintiffs”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Laura Thomas, Victor Bozzo, Luis Jimenez-Tunon, Robert Lippert, Rob Mumby and Yves van Sante (the “Individual Defendants”). Plaintiffs in the related actions have alleged that the Individual Defendants caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiffs allege that as a result of the Individual Defendants’ misconduct, they are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and gross mismanagement. Plaintiffs seek a judgment (1) declaring that the Individual Defendants breached their fiduciary duties and/or aided and abetted the breach of their fiduciary duties; (2) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty and violations of federal securities laws; (3) ordering that the Individual Defendants disgorge any performance-based compensation that was received during, or as a result of, the Individual Defendants’ breaches of fiduciary duty; (4) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (5) granting appropriate equitable or injunctive relief to remedy the Individual Defendants’ breaches of fiduciary duties and other violations of laws; (6) awarding Pareteum restitution from the Individual Defendants; and (7) awarding Plaintiffs all costs and expenses incurred in the Related Suits and Delaware Derivative Action. On July 22, 2020, this action was transferred to the United States District Court for the Southern District of New York.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Sabby Volatility Warrant Master Fund, Ltd. v. Pareteum Corp., et al., No. 19-cv-10460 (S.D.N.Y.) (the “Section 11 Action”), is an action brought under Section 11 of the Securities Act by an investor, Sabby Volatility Master Fund, Ltd. (“Plaintiff Sabby”), against the Company, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Robert Lippert, Yves van Sante, and Luis Jimenez Tunon (collectively, the “Defendants”). It was filed on November 11, 2019. Plaintiff Sabby alleges that Defendants caused the Company to issue false or misleading statements in a Registration Statement filed with the SEC. As a result of the alleged misconduct, Plaintiff Sabby claims that Defendants are liable for violations of Section 11 of the Securities Act, breaches of a Securities Purchase Agreement (the “SPA”) entered into between Plaintiff Sabby and Pareteum, and contractual indemnification allegedly owed to Plaintiff Sabby under the SPA. Plaintiff Sabby seeks monetary damages and/or rescission of the SPA, and indemnification by Pareteum for any losses resulting from its alleged breach of the SPA, including costs and expenses incurred in connection with the Section 11 Action.

Artilium Africa, LLC et al. v. Artilium, PLC et al.; ICDR Case No. 01-19-0003-1680 and Artilium Africa, LLC and Tristar Africa Telecom, LLC v. Pareteum Corporation are related matters arising out of the same dispute. The former matter is an arbitration filed with the International Center for Dispute Resolution (“ICDR”) on October 1, 2019 alleging that Artilium Group Limited, a subsidiary of Pareteum Corporation formerly known as Artilium PLC (“Artilium”), breached an Operating Agreement relating to a joint venture called Artilium Africa formed by Artilium Green Globe Services LLC and Tristar Africa Telecom, LLC (“Tristar” and together with Artilium, the “Delaware Plaintiffs”) to provide mobile data, cloud, and telecommunications services throughout Africa. The Claimants in the ICDR arbitration are seeking $30 million. The latter matter is a civil case filed on October 10, 2019 in the Delaware District Court. The Delaware Plaintiffs allege that Pareteum Corporation tortuously interfered with Tristar’s contract with Artilium in order to enter into the same type of agreement with Artilium. The Plaintiffs are seeking $150,000 in damages.

Reuben Harmon, derivatively on behalf of Pareteum Corp. v. Robert H. Turner, et al. is a stockholder derivative lawsuit that was filed in the Supreme Court for the State of New York, New York County, on January 27, 2021 by Reuben Harmon (“Plaintiff Harmon”). This case was brought derivatively on behalf of Pareteum, the Nominal Defendant, against certain current and former officers and directors of the Company, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tunon, Robert Lippert, Laura Thomas and Yves van Sante (the “Individual Defendants”). Plaintiff Harmon alleges that the Individual Defendants caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities statutes and regulations. Plaintiff Harmon further alleges that as a result of their misconduct, the Individual Defendants are liable for breaches of their fiduciary duties as directors and/or officers of Pareteum, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff Harmon seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff Harmon all costs and expenses incurred in pursing the claim.

Gregory Lackey, derivatively on behalf of Pareteum Corp. v. Robert “Hal” Turner, et al., No. 1:21-mc-00070, is a shareholder derivative suit that was filed on January 25, 2021 in the United States District Court for the Southern District of New York. Plaintiff Gregory Lackey (“Plaintiff Lackey”) is a purported shareholder suing on behalf of Pareteum and alleging that certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Luis Jimenez-Tunon, Robert Lippert, Rob Mumby , Laura Thomas and Yves van Sante (the “Individual Defendants”) caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities statutes and regulations. Plaintiff Lackey alleges that as a result of their misconduct, the Individual Defendants are liable for contribution and indemnification under Section 21D of the Exchange Act, breach of fiduciary duty, and unjust enrichment. Plaintiff Lackey seeks a judgment (1) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty; (2) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (3) awarding Pareteum restitution from the Individual Defendants and disgorgement of all profits obtained by the Individual Defendants; and (4) awarding Plaintiff Lackey all costs and expenses incurred in the action.

Deutsche Telekom A.G. (“DTAG”) is both a supplier to, and customer of, the Company’s subsidiary, iPass. DTAG has initiated a lawsuit in Germany in the amount of approximately USD $790,000 for non-payment for supply of services to iPass and/or insufficient delivery of services to DTAG. iPass has reasonable grounds to net-off a significant proportion of the claimed sums and otherwise dispute the claims. iPass intends to vigorously defend and/or set-off the DTAG claim.

Stephen Brown v. Elephant Talk North America Corporation and Elephant Talk Communications Corp., Case No. 5:18-cv-00902-R in the Western District of Oklahoma. A former consultant, Steve Brown (“Brown”) brought a lawsuit against Pareteum and its subsidiary claiming approximately five (5) years’ unpaid consulting fees in an amount equal to $780,000. The Company believes some or all of his claims are time-barred and/or frivolous. The Company’s position is that Brown was dismissed for cause in 2013/14, and intends to defend itself in this matter vigorously.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Note 20. Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized as follows:

For the year ended December 31, 2019, the Company had one customer that accounted for 20% of total revenue. For the year ended December 31, 2018, the Company had one customer that accounted for 64% of total revenue.

As of December 31, 2019, the Company had one customer that accounted for 38% of accounts receivable including unbilled revenue. As of December 31, 2018, the Company had one customer that accounted for 10% of accounts receivable including unbilled revenue.

Note 21. Unaudited Quarterly Data (Restated)

In the opinion of management, the following unaudited quarterly data for the three months ended March 31, 2019 and three and six months ended June 30, 2019 reflect all adjustments necessary for a fair statement of the results of operations.

On October 21, 2019, the Board of Directors determined that the Company’s financial statements that were included in its annual report for the year ended December 31, 2018 and quarterly reports for the quarters ended March 31, 2019 and June 30, 2019 (collectively, the “Non-Reliance Periods”) should no longer be relied upon. The Company restated its financial statements for the Non-Reliance period that occurred in the year ended December 31, 2018, including the interim periods within such year, in the previously filed Amendment No. 1 to our Annual Report for the year ended December 31, 2018 on Form 10-K/A filed with the SEC on December 14, 2020. This Annual Report on Form 10-K for the year ended December 31, 2019 contains the unaudited restated condensed consolidated financial statements for the Non-Reliance Periods for the quarters ended March 31, 2019 and June 30, 2019.

The Board’s decision to restate the Company’s financial statements is based on the Company’s conclusion that certain revenues and the corresponding costs recognized during the year ended December 31, 2018, and in each of the quarters within such year, as well as in the first and second quarter of 2019 should not have been recorded during those periods. This Note 21, Unaudited Quarterly Data (Restated) to the consolidated financial statements discloses the nature of the restatement matters and their impact on the consolidated financial statements for the three months ended March 31, 2019 and the three and six months ended June 30, 2019, collectively referred to as the “Restatement”.

This Annual Report reflects the corrections of the following errors identified subsequent to the filing of the original Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019 (the “Original Filing”):

A.	The Company determined that it incorrectly recognized revenue prior to customers obtaining control of certain products or customer acceptance requirement provisions in contracts. As a result, customers had not obtained control of the products in accordance with ASC 606-10-25-27 to -29. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
Revenues	$(9,993)	$(16,128)	$(26,121)
Cost of revenues (excluding depreciation and amortization)	(1,634)	(2,749)	(4,383)
General and administrative	(220)	(542)	(762)

	March 31,	June 30,
	2019	2019
Accounts receivable, net	$(8,476)	$(24,611)
Net billings in excess of revenues	912	902
Accrued expenses and other payables	(1,488)	(4,308)
Accumulated other comprehensive loss	(239)	(229)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

B.	The Company determined that it had incorrectly accounted for share-based compensation expense for awards granted to employees and non-employees over the appropriate requisite service periods in accordance with ASC 718. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
General and administrative	$(1,029)	$707	$(322)

	March 31,	June 30,
	2019	2019
Common stock	$(1,029)	$(376)
Accrued expenses and other payables	-	54

C.	The Company determined that it incorrectly accounted for extinguishments of accounts payables for which the Company issued shares to settle the outstanding balances of accounts payable. In accordance with ASC 470-50-40-2, the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt is recognized as a loss or gain in the period of extinguishment. The reacquisition price includes the fair value of any assets transferred or equity securities issued. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
Product development	$-	$228	$228
General and administrative	235	87	322

	March 31,	June 30,
	2019	2019
Common stock	$235	$550

D.	The Company determined that it incorrectly included a prepayment penalty liability associated with the Fortress Credit Corp (“Fortress”) outstanding loan balance that was assumed by the Company with the acquisition of iPass on February 12, 2019. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	March 31,	June 30,
	2019	2019
Goodwill	(1,000)	$(1,000)
Long-term debt	(1,000)	(1,000)

E.	The Company determined that it incorrectly accounted for the extinguishment of the Fortress outstanding loan balance. Based on the terms of Fortress’s credit agreement, if the loan is paid off before its stated maturity, the Company is required to pay a $1,000 prepayment penalty. On February 26, 2019, the Company paid off the outstanding loan balance before maturity. The payment made by the Company included the outstanding loan balance and $1,000 prepayment liability originally assumed by the Company. The Company recorded the $1,000 prepayment to the prepayment liability assumed in the acquisition of iPass (as discussed in letter D above). In accordance with ASC 470-50-40-2, the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt is recognized as a loss or gain in the period of extinguishment. The reacquisition price includes the fair value of any assets transferred or equity securities issued. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
Other income/(loss)	$(1,000)	$-	$(1,000)

		March 31,	June 30,
		2019	2019
Long-term debt		$1,000	$1,000

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

F.	In connection with the acquisition of iPass on February 12, 2019, the Company determined that it had used incorrect revenue assumptions in valuing the intangible assets recognized (technology, customer relationships and tradenames) in the purchase price allocation. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	March 31,	June 30,
	2019	2019
Intangibles assets, net	$(11,594)	$(11,594)
Goodwill	11,594	11,594

As a result of incorrectly valuing the intangible assets above acquired in the acquisition of iPass, the Company determined that it incorrectly calculated amortization expense. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
Depreciation and amortization	$(127)	$(221)	$(348)

	March 31,	June 30,
	2019	2019
Intangible assets, net	$127	$348

G.	In connection with the acquisition of iPass on February 12, 2019, the Company determined that it incorrectly accounted for a settlement of the pre-existing relationship software license and related maintenance agreement of $1,531 which approximates the estimated fair value at the date of acquisition, which was purchased from iPass on May 8, 2018. In accordance with ASC 805, Business Combinations, the settlement of a pre-existing relationship is included in the consideration transferred. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
General and administrative	$(185)	$-	$(185)
Depreciation and amortization	(25)	(76)	(101)

	March 31,	June 30,
	2019	2019
Property and equipment, net	$(1,289)	$(1,229)
Goodwill	1,531	1,531
Accumulated other comprehensive loss	(32)	(16)

H.	The Company determined that it incorrectly included the 705,000 shares of its common stock issued to iPass employees valued at $2,045 as part of the consideration transferred in the acquisition of iPass on February 12, 2019. In connection with this issuance of shares of common stock to iPass employees, the Company determined that it had incorrectly accounted for share-based compensation expense based on its stock price on the grant dates as well as recognizing share-based compensation over the appropriate requisite service periods in accordance with ASC 718. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
General and administrative	$1,677	$-	$1,677
Restructuring and acquisition costs	677		677

	March 31,	June 30,
	2019	2019
Goodwill	$(2,045)	$(2,045)
Common stock	309	309

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

I.	The Company incorrectly translated its property and equipment balances using a historical rate and not the current exchange rate at the balance sheet reporting date in accordance with ASC 830, Foreign Currency Matters. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	March 31,	June 30,
	2019	2019
Property and equipment, net	$(96)	$(28)
Accumulated other comprehensive loss	96	28

J.	The Company determined that in incorrectly accounted for operating leases under ASC 842 on January 1, 2019. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
General and administrative	$3	$(31)	$(28)

	March 31,	June 30,
	2019	2019
Right of use lease assets	$622	$780
Other assets	385	-
Prepaid expenses and other current assets	-	36
Goodwill	(385)	(385)
Accrued expenses and other payables	-	(91)
Lease liabilities, current	1,994	237
Lease liabilities, non-current	(1,369)	257

K.	Through a review of its accounting for warrants, the Company determined that it incorrectly accounted for the 325,000 warrants issued to Fortress. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
General and administrative	$802	$-	$802

	March 31,	June 30,
	2019	2019
Common stock	$802	$802

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

L.	Through a review of the acquisition of Devicescape that closed in April 2019, the Company determined that it incorrectly accounted for the acquisition as a business combination instead of an asset acquisition under ASC 805. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
General and administrative	$-	$(70)	$(70)
Depreciation and amortization	-	38	38

	March 31,	June 30,
	2019	2019
Cash and cash equivalents	$-	$(380)
Accounts receivable, net	-	(12)
Prepaid expenses and other current assets	-	74
Intangible assets, net	-	2,020
Goodwill	-	(1,588)
Accounts payable and customer deposits	-	52
Accrued expenses and other payables	-	30

M.	Through review of the Company’s software projects performed by its personnel, the Company determined that additional amounts should have be capitalized. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
General and administrative	$(433)	$(338)	$(771)
Depreciation and amortization	36	136	172

	March 31,	June 30,
	2019	2019
Property and equipment, net	$395	$602
Accumulated other comprehensive loss	2	(3)

N.	Through review of the Company’s accruals for usage of vendor network services, the Company determined that certain accruals were overstated. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
Cost of revenues (excluding depreciation and amortization)	$(559)	$(134)	$(693)
General and administrative	18	(30)	(12)
Other income/(loss)	-	181	181

	March 31,	June 30,
	2019	2019
Accounts payable and customer deposits	$(541)	$(886)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

O.	The Company determined that it was appropriate to adjust revenues related to a repricing arrangement that impacted the previously recognized revenues. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
Revenues	$-	$(1,133)	$(1,133)

	March 31,	June 30,
	2019	2019
Accounts receivable, net	$-	$(1,133)

P.	Through review of the Company’s allocation methodology and corrections to management and personnel cost noted above, the Company adjusted certain allocations between the individual functional line items of the Condensed Statement of Operations. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three months ended March 31, 2019	Three months ended June 30, 2019	Six months ended June 30, 2019
Cost of revenues (excluding depreciation and amortization)	$151	$194	$335
Product development	312	(678)	9
Sales and marketing	(4)	250	(129)
General and administrative	39	(446)	343
Restructuring and acquisition costs	(488)	(70)	(558)

Q.	The Company determined that it incorrectly accounted for various severance packages within Restructuring and Acquisition Costs that did not meet the criteria identified in ASC 420, Exit or Disposal Cost Obligations to be accounted for as restructuring costs. The impact of the correction of this matter on the Company’s condensed financial statements is as follows (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cost of revenues (excluding depreciation and amortization)	$29	$41	$70
Product development	42	85	127
Sales and marketing	376	75	451
General and administrative	317	32	349
Restructuring and acquisition costs	(764)	(234)	(998)

R.	In addition to the matters described above in A thru Q, the Company also corrected for immaterial misstatements, including misstatements in certain footnotes, identified during an account review and analysis exercise.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

The account balances labeled “As Reported” in the following tables as of the periods ended March 31, 2019 and June 30, 2019, for the three months ended March 31, 2019 and for the three and six months ended June 30, 2019 represent the previously reported financial statements as presented in the Original Filing. A summary of where the restatement adjustments had an effect on the Company’s consolidated financial statements are as follows:

Condensed Consolidated Balance Sheet at March 31, 2019 – Unaudited

	As reported	2018 Adjustments	Adjustments	As restated
ASSETS
Accounts receivable, net	$28,645	$(12,024)	$(8,476)	$8,145
Prepaid expenses and other current assets	3,634	-	(92)	3,542
Total current assets	43,683	(12,024)	(8,568)	23,091
OTHER ASSETS	576	-	385	961
RIGHT OF USE LEASE ASSETS	3,136	-	622	3,758
PROPERTY AND EQUIPMENT, NET	5,184	891	(991)	5,084
INTANGIBLE ASSETS, NET	60,706	-	(11,466)	49,240
GOODWILL	119,899	9,601	9,695	139,195
Total assets	236,947	$(1,532)	$(10,323)	225,092
LIABILITIES
Accounts payable and customer deposits	25,081	$-	$(630)	24,451
Net billings in excess of revenues	1,616	(700)	892	1,808
Accrued expenses and other payables	12,567	(212)	(1,597)	10,758
Lease liabilities, current	-	-	1,994	1,994
Total current liabilities	39,780	(912)	659	39,527
Lease liabilities, non-current	3,142	-	(1,369)	1,773
Deferred tax liabilities	8,191	(30)	-	8,161
Total liabilities	73,342	(942)	(710)	71,690
STOCKHOLDERS EQUITY
Common stock	488,670	3,004	227	491,901
Accumulated other comprehensive loss	(6,661)	912	263	(5,486)
Accumulated deficit	(318,404)	(4,506)	(10,103)	(333,013)
Total stockholders’ equity	163,605	(590)	(9,613)	153,402
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,947	$(1,532)	$(10,323)	$225,092

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Condensed Consolidated Statement of Operations and Comprehensive Loss – Unaudited

Three months ended March 31, 2019:	As Reported	Adjustments	As Restated
REVENUES	$23,040	$(9,971)	$13,069

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	10,068	(2,022)	8,046
Product development	2,198	354	2,552
Sales & Marketing	2,565	372	2,937
General and administrative expenses	7,615	317	7,932
Restructuring and acquisition costs	3,080	226	3,308
Depreciation and amortization	2,843	(117)	2,726
Total cost and operating expenses	28,369	(868)	27,501

LOSS FROM OPERATIONS	(5,329)	(9,103)	(14,432)

OTHER INCOME (EXPENSE)	(616)	(1,000)	(1,616)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(5,945)	(10,103)	(16,048)
Income tax benefit	(167)	-	(167)

NET LOSS	(5,778)	(10,103)	(15,881)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(360)	263	(97)
COMPREHENSIVE LOSS	$(6,138)	$(9,840)	$(15,978)

Net loss per common share and equivalents - basic and diluted	$(0.06)		$(0.15)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Consolidated Condensed Statement of Cash Flows – Unaudited

Three months ended March 31, 2019:	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,778)	$(10,103)	$(15,881)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,843	(117)	2,726
Provision for doubtful accounts	286	(260)	26
Stock based compensation	3,714	1,315	5,029
Shares issued for services	1,523	(485)	1,038
Loss on extinguishment of debt	-	1,000	1,000
Deferred tax	-	(525)	(525)
Changes in operating assets and liabilities
Increase in accounts receivable	(9,225)	8,621	(604)
Decrease in prepaid expenses, deposits and other assets	2,816	(2,213)	603
Increase in accounts payable and customer deposits	3,420	117	3,537
Decrease in net billings in excess of revenues	(1,237)	1,120	(117)
Decrease in accrued expenses and other payables	(3,098)	1,427	(1,671)
Net cash used in operating activities	(4,614)	(103)	(4,717)
Purchases of property, equipment and software development	(765)	(653)	(1,418)
Acquisition of iPass, Inc., net of cash acquired	(284)	1,144	860
Net cash used in investing activities	(3,749)	491	(3,258)
Increase in short term loans	287	(287)	-
Exercise of warrants & options	717	33	750
Financing related fees	(894)	27	(867)
Proceeds from issuance of loan	25,000	(976)	24,024
Repayment on loans	(11,670)	681	(10,989)
Net cash provided by financing activities	13,440	(522)	12,918

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(156)	135	(21)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,921	-	4,922
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	6,483	-	6,483
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,404	$-	$11,404

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Consolidated Condensed Balance Sheet at June 30, 2019 – Unaudited

	As reported	2018 Adjustments	Adjustments	As restated
ASSETS
Cash and cash equivalents	$3,378	$-	$(380)	$2,998
Accounts receivable, net	45,061	(12,024)	(25,729)	7,308
Prepaid expenses and other current assets	3,386	-	36	3,422
Total current assets	53,954	(12,024)	(26,073)	15,857
RIGHT OF USE LEASE ASSETS	2,493	-	780	3,273
PROPERTY AND EQUIPMENT, NET	4,897	891	(658)	5,130
INTANGIBLE ASSETS, NET	60,262	-	(9,225)	51,037
GOODWILL	121,487	9,601	8,107	139,195
Total assets	246,869	$(1,532)	$(27,069)	218,268
LIABILITIES
Accounts payable and customer deposits	28,184	$-	$(875)	27,309
Net billings in excess of revenues	1,331	(700)	861	1,492
Accrued expenses and other payables	14,037	(212)	(4,402)	9,423
Lease liabilities, current	1,777	-	237	2,014
Total current liabilities	46,000	(912)	(4,179)	40,909
Lease liabilities, non-current	1,014	-	257	1,271
Deferred tax liabilities	7,713	(30)	252	7,935
Total liabilities	77,211	(942)	(3,670)	72,599
STOCKHOLDERS EQUITY
Common stock	494,803	3,004	1,213	499,020
Accumulated other comprehensive loss	(6,225)	912	(194)	(5,507)
Accumulated deficit	(318,920)	(4,506)	(24,418)	(347,844)
Total stockholders’ equity	169,658	(590)	(23,399)	145,669
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,869	$(1,532)	$(27,069)	$218,268

Consolidated Condensed Statement of Operations and Comprehensive Loss – Unaudited

Three months ended June 30, 2019:	As Reported	Adjustments	As Restated
REVENUES	$34,148	$(17,272)	$16,876

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	15,293	(2,649)	12,644
Product development	3,242	383	3,625
Sales and marketing	2,769	326	3,095
General and administrative	9,033	(666)	8,367
Restructuring and acquisition costs	428	(304)	124
Depreciation and amortization	3,224	(119)	3,105
Total cost and operating expenses	33,989	(3,029)	30,960

LOSS FROM OPERATIONS	159	(14,243)	(14,084)

OTHER INCOME (EXPENSE)	(1,124)	180	(944)

LOSS BEFORE PROVISION FOR INCOME TAXES	(965)	(14,063)	(15,028)
Income tax benefit	(449)	252	(197)
NET LOSS	(516)	(14,315)	(14,831)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation (loss)/income	436	(457)	(21)
COMPREHENSIVE LOSS	$(80)	$(14,772)	$(14,852)

Net loss per common share and equivalents - basic and diluted	$(0.00)		$(0.13)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Six months ended June 30, 2019:	As Reported	Adjustments	As Restated
REVENUES	$57,188	$(27,243)	$29,945

COST AND OPERATING EXPENSES
Cost of revenues (excluding depreciation and amortization)	25,361	(4,671)	20,690
Product development	5,816	361	6,177
Sales and marketing	5,710	322	6,032
General and administrative	15,897	402	16,299
Restructuring and acquisition costs	3,508	(76)	3,432
Depreciation and amortization	6,067	(236)	5,831
Total cost and operating expenses	62,359	(3,898)	58,461

LOSS FROM OPERATIONS	(5,171)	(23,345)	(28,516)

OTHER INCOME (EXPENSE)	(1,740)	(820)	(2,560)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,911)	(24,165)	(31,076)
Income tax benefit	(617)	253	(364)
NET LOSS	(6,294)	(24,418)	(30,712)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation (loss)/income	76	(194)	(118)
COMPREHENSIVE LOSS	$(6,218)	$(24,612)	$(30,830)

Net loss per common share and equivalents - basic and diluted	$(0.06)		$(0.29)

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Consolidated Condensed Statement of Cash Flows – Unaudited

Six months ended June 30, 2019:	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,294)	$(24,418)	$(30,712)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,067	(236)	5,831
Provision for doubtful accounts	286	(214)	72
Stock based compensation	5,722	2,022	7,744
Shares issued for services	2,279	(926)	1,353
Loss on extinguishment of debt	-	1,000	1,000
Deferred tax	-	(522)	(522)
Changes in operating assets and liabilities
Increase in accounts receivable	(25,191)	24,296	(895)
Decrease in prepaid expenses, deposits and other assets	2,975	(1,610)	1,365
Increase in accounts payable and customer deposits	6,937	909	7,846
Decrease in net billings in excess of revenues	(2,000)	1,564	(436)
Decrease in accrued expenses and other payables	(1,643)	(1,096)	(2,739)
Net cash used in operating activities	(10,440)	769	(9,671)
Purchases of property, equipment and software development	(1,650)	(993)	(2,643)
Acquisition of iPass, Inc., net of cash acquired	(1,563)	2,423	860
Investment in note receivables	(2,761)	61	(2,700)
Acquisition of assets from Devicescape, LLC	-	(2,137)	(2,137)
Net cash used in investing activities	(5,974)	(646)	(6,620)
Increase in short term loans	142	(142)	-
Financing related fees	(624)	(243)	(867)
Proceeds from issuance of loan	25,000	(822)	24,178
Repayment on loans	(11,670)	681	(10,989)
Net cash provided by financing activities	14,443	(526)	13,917

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(29)	23	(6)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,000)	(380)	(2,380)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	6,483	-	6,483
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$4,483	$(380)	$4,103

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Note 22. Subsequent events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

Senior Second Lien Secured Convertible Note

On February 22, 2021, the Company issued a $2.4 million in principal amount 8% Senior Second Lien Secured Convertible Note due April 1, 2025 (the “Senior Second Lien Note”) to an institutional investor (the “Purchaser”) for $2.0 million.

The Second Lien Note is a senior, secured obligation of the Company, but ranks junior to the High Trail Note (as defined below), issued by the Company and held by High Trail (as defined below). Interest is payable monthly beginning April 1, 2021 at a rate of 8% per annum. The Second Lien Note is secured by a second lien on substantially all assets of the Company and substantially all assets of its material U.S.-organized subsidiaries. Interest may be paid, at the election of the Company, in cash or in shares of common stock of the Company; provided, that, so long as the High Trail Note remains outstanding, such payments may only be made in shares. The number of shares of common stock to be issued to pay interest in shares of the Company’s common stock is determined by the application of a formula in which the amount of the interest due is divided by 85% of the lowest volume-weighted average price of the Company’s common stock on the principal market for the Company’s common stock over the 10 days preceding the date of such payment.

Subject to an intercreditor agreement with the holder of the High Trail Note, upon notice by the Company, the Company may elect to redeem all or a portion of the then-outstanding principal amount outstanding under the Second Lien Note. The Purchaser or the Company may also elect for the Company to redeem the Second Lien Note at a 20% premium if the Company undergoes a fundamental change. The Second Lien Note will be convertible into common stock of the Company, in part or in whole, from time to time, at the election of the Purchaser. The initial conversion rate is equal to 1666.6667 shares of the Company’s common stock for each $1,000 of principal amount of the Second Lien Note or $0.60 per share. The conversion rate is subject to customary anti-dilution adjustments in the event the Company issues stock dividends or effects a split or reverse split of the Company’s common stock.

In connection with the Second Lien Note, the Company also granted a warrant to purchase 2,750,000 shares of its common stock to the Purchaser at an exercise price of $0.40 per share expiring on February 22, 2026. The warrants are exercisable any time after February 22, 2021.

8% Series C Redeemable Preferred Stock

On various dates from February 21, 2020 through August 18, 2020, the Company issued an additional 116 shares of Series C Redeemable Preferred Stock with a stated value of $11,600 for an aggregate purchase price of $9,100. By their terms, those shares are not convertible into other securities of the Company. However, on various dates from July 17, 2020 through October 1, 2020, the Company entered into the Series C Exchange Agreements with the holders of those 116 shares which allow either the Company or the holders to convert amounts due in connection with those shares of Series C Redeemable Preferred Stock into shares of the Company common stock.

Senior Convertible Note

On June 8, 2020, the Company issued an $17.5 million in principal amount of an 8% Senior Secured Convertible Note due April1, 2025 (the “High Trail Note” or the “Note”) to High Trail Investments SA LLC (“High Trail”) for $14 million.

On June 8, 2020, the Company received $4 million of the $14 million and incurred legal fees of $0.3 million. The remaining $10 million balance was received by the Company but was deposited into a non-springing bank account based on terms of a Control Agreement. Under the terms of the Control Agreement, the Company has no right or any other right or ability to control, access, pick up, withdraw or transfer, deliver or dispose of items or funds from the non-springing account. Under the terms of the High Trail Note, the remaining $10 million balance will be released to the Company subject to the satisfaction of certain conditions as follows:

•	$3 million when the Company receives $4 million in additional financing. The Company received the additional financing in July 2020 and the $3 million was released to the Company to be used for working capital purposes.
•	$7 million when the Company meets certain specified conditions (the “Specified Conditions”) on or prior to October 31, 2020 the “Specified Conditions Date”). The $7 million will be reported as restricted cash until the Specified Conditions are met on the Specified Conditions Date.

The Specified Conditions include satisfaction of certain equity conditions and other conditions as of any date and on each of the 20 previous trading days prior to such date as defined in the High Trail Note. The satisfaction of the certain equity conditions includes:

•	the Company’s being able to issue shares of its common stock upon conversion that are not subject to restrictions on resale;
•	High Trail not, upon conversion, beneficially owning in excess of 4.99% of the Company’s outstanding common stock;
•	the Company at all times having sufficient authorized and unissued shares of its common stock available for the issuance of common stock upon conversion equal to the outstanding principal amount plus accrued interest;

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

•	the average daily volume weighted-average price per share of the Company’s common stock being not less than $0.50 (for a common stock change event as defined in the Note) and the daily dollar trading volume (as reported on Bloomberg) for the Company’s common stock on such date and for at least 17 of the prior 20 trading days being not less than $750,000;
•	there being no defaults or events of a default that have occurred or are continuing;
•	the Company having obtained the requisite stockholder approval required by the Nasdaq Stock Market for the issuance of the shares of its common stock upon conversion;
•	the average daily volume-weighted average price per share of the Company’s common stock being not less than $0.85 (for a common stock change event as defined in the Note); and
•	the absence of any defaults or events of default.

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

Beginning October 1, 2020, and on the first day of each calendar month thereafter, at the election of High Trail, the Company can be required to redeem a portion of the Note. The amount of each redemption payment will be up to $3.5 million, provided, that in any case the amount of any redemption payment will not exceed the principal amount then outstanding under the Notes.

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

The High Trail Note has a stated interest rate of 8.0%per year, payable monthly in arrears at the Company’s option in cash or shares of its common stock or a combination of both cash and shares of the Company’s common stock beginning on August 1, 2020. On December 8, 2020, the Company and High Trail entered into a letter agreement whereby the Company agreed that High Trail would accept 1,093,750 shares of the Company’s common stock in full satisfaction of the Company’s obligation to make a $0.3 million interest payment on December 1, 2020.

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

If the Company elects to pay the stated interest (or any applicable portion thereof) in shares of its common stock, High Trail shall have the right to allocate all or any portion of the applicable payment of the stated interest (or applicable portion thereof) to one or more scheduled trading days as defined in the High Trail Note) during the period beginning on, and including, the applicable interest payment date and ending on, and including, the scheduled trading day immediately before the subsequent interest payment date (or defer such payment of the stated interest (or applicable portion thereof) to any future Interest payment date selected by High Trail.

The number of shares of common stock to be issued by the Company for payment for both the optional redemption payment and the stated interest amounts are determined as set forth in the Note by dividing each amount by 85% of the lowest average daily volume-weighted-average price per share of the Company’s common stock during the 10 trading day period ending on the trading day immediately prior to such interest payment or the optional redemption payment payable in shares of common stock.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

The High Trail Note is convertible into shares of the Company’s common stock including any portion constituting an optional redemption payment amount and other circumstances as set forth in the Note at High Trail’s election. The initial conversion rate is equal to 1,666.667 shares of the Company’s common stock per $1,000 principal amount of the Note, or $0.60 per share. However, when the Company receives the $4 million in additional financing and if the additional financing date conversion rate is lower than the initial current conversion rate, the initial conversion rate shall be reduced to equal the additional financing date conversion rate; and, provided, further, that on the Specified Conditions Date, if the Specified Conditions conversion rate is lower than the then current conversion rate, the conversion rate at the time shall be reduced to equal the Specified Conditions conversion rate. The conversion rate is further subject to changes based on subsequent equity issuances as defined in the Note.

The additional financing conversion rate is computed as follows: per $1,000 principal amount of the High Trail Note divided by the last reported stock price on the trading date prior to the additional financing date multiplied by 105% (based on the last reported stock price prior to the Company receiving the additional financing). In July 2020, the Company received the additional financing amount and the additional financing conversion rate was higher than the initial conversion rate of 1,666.667, based on the last reported stock on the trading date prior to the Company receiving the additional financing. As a result, the initial conversion rate remained the same.

The Specified Conditions conversion rate is computed as follows: per $1,000 principal amount of the High Trail Notes divided by the last reported stock price on the trading date prior to the additional financing date multiplied by 105% on the weighted-average price of the Company’s common stock in respect of the period from the scheduled open of trading until the scheduled close of trading immediately before the Specified Conditions Date, which the Company has not yet met.

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

If the Company undergoes a fundamental change as set forth in the Note, High Trail will have the right to require the Company to repurchase all or part of the Note in cash equal to of the greater of (i) 120% of the then outstanding principal amount of the Note (or portion thereof) and (ii) 120% of the product of (A) the conversion rate in effect as of the trading day immediately preceding the effective date of such fundamental change; (B) the principal amount of this Note to be repurchased upon a fundamental change divided by $1,000; and (C) the highest daily volume weighted-average price per share of the Company’s common stock occurring during the consecutive volume-weighted average price per share of the Company’s common stock trading days ending on, and including, the daily volume-weighted average price per share of the Company’s common stock on the trading day immediately before the effective date of such fundamental change.

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

The default acceleration amount is equal to the greater of (A) 120% of the then outstanding principal amount of this Note plus accrued and unpaid interest; and (B) 120% of the product of (i)the conversion rate in effect as of the trading day immediately preceding the date such notice is delivered; (ii) the total then outstanding principal portion of the Note plus accrued and unpaid interest; and (iii) the greater of (x) the highest daily volume-weighted average price per share of the Company’s common stock occurring during the 30 consecutive volume-weighted average price per share of the Company’s common stock trading days ending on, and including, the daily volume-weighted average price per share of the Company’s common stock on the trading day before the date the applicable event of default occurred.

In connection with High Trail Note, the Company granted a warrant to purchase 15,000,000 shares of its common stock to High Trail at an exercise price of $0.58 per share expiring on June 8, 2025. Under the Forbearance Agreement, the exercise price of the warrant was reduced to $0.37 per share.

Pareteum Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data and unless otherwise indicated)

Delisting of the Company’s Common Stock

On November 5, 2020, the Company notified the Nasdaq Hearings Panel that it would not be able to file its Quarterly Report on Form 10-Q for the period ended September 30, 2019, its amended Annual Report on Form 10-K/A for the year ended December 31, 2018, its Annual Report on Form 10-K for the year ended December 31, 2019 or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 by November 9, 2020, the date by which the Hearing Panel had required the Company to make such filings in order for the Company’s common stock to remain listed on Nasdaq. In response to the Company’s notice to Nasdaq that it would not satisfy the conditions to the exception to the listing requirements granted by the Hearings Panel, Nasdaq notified the Company by letter dated November 10, 2020 that the Company’s common stock would be delisted, and trading of the Company’s common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020. After the trading of the Company’s common stock was suspended by Nasdaq, prices for the Company’s common stock began to be quoted on the OTC Markets Group Inc.’s Pink Open Market. The delisting became effective on February 12, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Material Weaknesses Identified – Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with preparing this filing, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of iPass Inc., which we acquired in February 2019, as discussed in Note 2, Acquisitions, of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We have included the financial results of these in the consolidated financial statements from the date of acquisition. Based on that evaluation the Company concluded that we did not maintain effective internal control over financial reporting, as further described below, because of material weaknesses in our control environment and therefore our disclosure controls and procedures were not effective as of December 31, 2019.

(b)	Material Weaknesses Identified - Management’s Annual Report on Internal Control over Financial Reporting.

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

In connection with preparing this filing, our management assessed the effectiveness of our internal control over financial reporting and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the foregoing evaluation, our management has identified the following deficiencies that constitute material weaknesses in the Company’s internal controls over financial reporting:

•	Inadequate and ineffective management assessment of internal control over financial reporting, including insufficient experienced resources to complete the documentation of internal control assessment;

•	Ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process;

•	entity-level controls were not effective due to certain executive management “tone at the top” issues which contributed to an ineffective control environment and to deficiencies aggregating to material weaknesses;

•	the Company not having sufficient accounting and finance department resources to effectively assess risk and design, operate and oversee effective internal controls over financial reporting, which contributed to the failure in the effectiveness and adequate identification of certain controls (as identified in Note 21, Unaudited Quarterly Data (Restated)) including:

o	application of appropriate revenue recognition standards;
o	proper accounting of share-based compensation;
o	appropriate settlement of payables via issuance of shares;

o	complete and appropriate application of foreign currency translations;

o	identification and accounting of operating leases in accordance with ASC 842; and

o	method of accounting for acquisitions and business combinations.

Based on these material weaknesses, the Company’s management concluded that the Company’s internal control over financial reporting was not effective at December 31, 2019.

Baker Tilly US, LLP (formerly Squar Milner, LLP), the Company’s independent registered public accounting firm, expressed an unqualified opinion for the audit of our consolidated financial statements for the year ended December 31, 2019 and issued an adverse opinion in its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

Remediation to Address Material Weaknesses

Management and the Company’s board of directors have been implementing and continue to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively.

The audit committee of the Company’s board of directors, with the assistance of independent legal counsel and a separate independent accounting firm, took action to immediately begin investigating the causes of the 2018 Restatement, first and second quarter 2019 restatements, and delay in 2019 filings as soon as the board, upon the recommendation of the audit committee, and after consultation with management and the auditors, concluded that the Company’s financial statements and other reports could not be relied upon. As a result of this independent investigation and related deliberations, the board of directors terminated or otherwise separated each of the following executive officers who served during the time period of the conduct that gave rise to the Company’s need to effect the Restatement: Robert H. Turner, the Company’s former chief executive officer, Edward O’Donnell, the Company’s former chief financial officer, Denis McCarthy, the Company’s former chief operating officer, and Victor Bozzo, the Company’s former chief commercial officer. The Company has also taken and will continue to take significant and comprehensive remedial actions in response to the conduct and other factors that led to the 2018 Restatement and delay in 2019 filings, including actions to begin to remediate the material weaknesses in internal control over financial reporting. Remediation actions already implemented include (i) a thorough review and documentation of all processes involved in our financial reporting to ensure that there is segregation of duties, (ii) access security and documented review processes in place that happen at appropriate intervals throughout the year that covers all elements of the Company’s financial reporting. This includes, but is not limited to, testing samples and documenting that testing has occurred with the results of the findings being reported to senior management and that they occur at appropriate intervals and continuously making improvements to our processes as necessary.

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

Additionally, to ensure the Company maintains a strong internal control environment and to remediate the additional material weakness in internal controls over financial reporting identified in this Form 10-K, the Company: (ix) has ceased the employment of personnel responsible for the revenue restatement and oversight of accounting and finance operations; (x) is designing and implementing enhancements to internal controls over financial reporting including those related to sales processing, revenue recognition and equity accounting; (xi) has implemented a periodic review of financial reports and month-over-month balances with the purpose of identifying and investigating fluctuations and discrepancies in key accounts and transactions; (xii) will provide training to its finance and sales staff and key personnel on the appropriate guidelines to account for revenue in the telecom industry and emphasizing the importance of adherence to policies and procedures; (xiii) is implementing a new application to manage equity; (xiv) engaged outside resources and hired in-house controls personnel to monitor and assess internal controls over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pareteum Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Pareteum Corporation and its subsidiaries (the Company) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As described in the accompanying Management’s Report on Internal Control Over Financial Reporting, management has excluded iPass Inc. from its assessment of internal control over financial reporting as of December 31, 2019, because it was acquired by the Company in a purchase business combination in the first quarter of 2019. We have also excluded iPass from our audit of internal control over financial reporting. iPass is a wholly owned subsidiary whose total assets and net loss represent approximately 11 percent and 23 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended (collectively, the financial statements) and our report dated March 12, 2021 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the Company’s ability to continue as a going concern, the change in accounting principle related to lease accounting, and the impairment of goodwill and intangible assets.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company’s entity-level controls were not effective due to certain “tone at the top” issues which contributed to an ineffective control environment and to deficiencies aggregating to material weaknesses.

The Company conducted an inadequate and ineffective management assessment of internal control over financial reporting, including insufficient experienced resources to complete the documentation of internal control assessment and ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process.

The Company did not have sufficient accounting and finance department resources to effectively assess risk, and design, operate and oversee effective internal controls over financial reporting, which contributed to the failure in the effectiveness of certain controls. In addition, the Company’s controls related to revenue recognition, share-based compensation, business combination, foreign currency translation, leases and settlement of payables were not effective.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 12, 2021 on those financial statements.

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

Los Angeles, California

March 12, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors & Executive Officers

Set forth below are the names of all of our directors and our executive officers, their ages, their offices in the Company and an overview of their professional experience and expertise.

Name	Age	Position(s) Held	Director Since
Mary Beth Vitale(1)(2)(3)(4)	67	Non-Executive Interim Chairman of the Board of Directors	2019
Luis Jimenez-Tuñon(1)(2)(3)(4)	41	Director	2017
Robert L. Lippert(1)(2)(3)(4)	58	Director	2018
Bart Weijermars	53	Interim Chief Executive Officer	N/A
Laura Thomas	64	Interim Chief Financial Officer	N/A
Yves van Sante	60	Director	2014
Robert (Hal) Turner	72	Director	2015

(1)	Currently a member of the Audit and Finance Committee.

(2)	Currently a member of the Nominating and Corporate Governance Committee.

(3)	Currently a member of the Compensation Committee.

(4)	Currently a member of the Strategy and Business Committee.

Mary Beth Vitale was appointed to the Board on November 1, 2019. Ms. Vitale co-founded in 2001 and since that time has been the principal of Pellera, LLC, a strategic communications and board development consulting firm. In August 2019, she joined the board of directors of Luna Innovations Inc., a publicly traded fiber optics firm where she serves on the Audit and Nominating and Governance Committees. Since April 2017, Ms. Vitale has been a member of the Board of Directors Executive Committee for GEHA, Inc., a health and dental insurance provider, and chairs its Risk and Technology Committee. She is currently a faculty member for the National Association of Corporate Directors (NACD) in board governance and cyber security board education training and also a Co-Chair and founder of the Women Corporate Directors, Colorado Chapter. Previously, she had served as Chief Executive Officer and Chairman of WestwindMedia.com, President and Chief Operating Officer of RMI.NET, and President-Western States and corporate officer for AT&T. Ms. Vitale also served on the board of directors of CoBiz Financial, a publicly traded national commercial bank, from 2005 to 2018 and on the board of directors of Zynex, Inc., a publicly traded medical technology company, from 2008 to 2014. In addition, she was previously Chairman of the board of directors of the NACD local chapter and a Commissioner on former Colorado Governor Bill Owens’ Commission for Science and Technology. Ms. Vitale was recognized as one of 2020 Directorship 100 Director honorees by the NACD. The Board believes that Ms. Vitale’s wealth of experience as an independent board member to public and private companies in various stages of growth and global expansion, as well as her leadership activities in the NACD, make her well qualified to serve as a director. Ms. Vitale received her bachelor’s degree from Hillsdale College, a Master’s degree from the University of Colorado; and an Advanced Management certificate from the Wharton School. Ms. Vitale has also been recognized as an NACD Board Leadership Fellow and SEC qualified financial expert. Ms. Vitale also has earned the CERT Certificate in Cybersecurity Oversight from the Software Engineering Institute at Carnegie Mellon University.

Luis Jimenez-Tuñon was appointed a Director of Pareteum Corporation on March 1, 2017. Mr. Jimenez-Tuñon brings over 18 years of experience in the telecommunications, mobile, technology, satellite, IoT and banking industries, including experience as a senior executive officer. In his executive career, he held leadership positions at Eutelsat EPA:ETL (Worldwide Executive Vice President, CEO of Global Connectivity Business); Red Queen Ventures (CEO); Vodafone Enabler Spain (CEO); Vodafone LON:VOD (Senior Vice President; previously VP Strategy; and before Executive for New Business); and INSA (Deputy Commercial Director), among others. Since November 2017, Mr. Jimenez-Tunon serves as Group Executive Vice President of Eutelsat’s Global Connectivity Business – the second largest satellite operator in the world with approximately $1.4 billion in yearly revenue, reporting to its Global Connectivity Business Group’s Deputy CEO. Since November 2019, he has also been serving as Eutelsat CEO of the Global Connectivity Business, comprising the segments of Satellite IoT, Maritime, Aeromobility, Enterprise, Telecom and new data solutions. Mr. Jimenez-Tuñon served as CEO of Pareteum’s largest customer, Vodafone Enabler S.L. (“Vodafone Enabler”) from July 2011 to December 2016, where he oversaw that company’s business model and the launch of Vodafone Spain’s second brand Lowi.es which was awarded best Spanish MVNO in 2015 and 2016. As a start-up within Eutelsat’s Global Connectivity Business Group in 2011, and under his leadership, Vodafone Enabler increased its revenue, profit and operational performance. In addition to his role at Vodafone Enabler, during a decade at Vodafone, Mr. Jimenez-Tuñon also held leadership positions at Vodafone Spain where he was responsible for business development and strategy of the group’s MVNOs, enablers, roaming services, international carriers and wholesale fixed broadband business lines, growing business to hundreds of millions of euros in yearly revenue.

On the entrepreneurial front, Mr. Jimenez-Tuñon founded Red Queen Ventures (www.redqueen-ventures.com), a global high-tech advisory and Investment Company focused on early-stage technology, telecom, satellite and aerospace companies in hubs like Madrid, London, New York, Miami, Palo Alto and Los Angeles CA. From April 2017 he was also CEO, founder and Director of a private company in Spain, Qaelon, focused on digital transformation which he sold in December 2018. Mr. Jimenez-Tunon has launched, managed and supported operations of several companies, more than ten mobile operators, and several dozens of products and services in the tech space. The Board believes that Mr. Jimenez-Tuñon’s extensive experience in general management, strategy, capital operations, business development, sales and service delivery within cutting-edge technology domains makes him well qualified to serve as a director. Mr. Jimenez-Tuñon earned an Executive MBA from EOI Business School, a Master’s Degree in Satellite Communications from Polytechnic University of Madrid, and a M.S. in Telecommunications Engineering from the University of Zaragoza in cooperation with the Technical University of Denmark. He also completed the prestigious Executive Management Program (SEP) from the Graduate School of Business at Stanford University in California, of which he is lifetime alumni. Mr. Jimenez-Tuñon has served on boards and advisory councils, has won numerous awards and recognitions, and has participated as speaker in many business events and round tables.

Robert Lippert was appointed a director on November 16, 2018. Dr. Lippert is a financial economist who has held corporate, consulting and academic positions in the areas of finance and strategy. He has more than two decades of business experience around the world. Dr. Lippert is also the coauthor of The New CFOs: How Finance Teams and Their Leaders Can Revolutionize Modern Business coauthored with Liz Mellon, David C. Nagel and Nigel Slack. He has been on the faculty of Emory University, Georgia State University, Rutgers University and the University of South Carolina. He has won numerous teaching awards, published extensively, taught and consulted in 50 plus countries and been Keynote Speaker at numerous events across five continents. He currently designs and delivers a variety of Executive Education courses for DukeCE, Emory, UCLA, UNC-Chapel Hill and University of Pennsylvania Wharton School of Business. Among others, clients have included: AbbVie, Alcatel, Bank of America/Merrill Lynch, BCBS, CenturyLink, Comcast NBCUniversal, CVS, Enterprise Ireland, Farmers Insurance, HP, Home Depot, IBM, KPMG, Owens Corning, PWC, Samsung, U.S. Navy, UPS and Verizon. In addition to being a faculty member, his work in executive development, consulting and executive coaching, Dr. Lippert was interim CFO and Vice President of Strategic Planning for the Seibels Bruce Group, a publicly traded holding company, which specialized in insurance-related activities from May 1996 until August 1998. His primary duties in these capacities were to manage the acquisition, integration and divestiture of existing businesses; oversee the formulation and implementation of the corporate strategic plan; manage the business planning and budgeting process; co-manage a multi-million-dollar investment portfolio; and interact with Wall Street analysts, investment bankers and investors in the financial community. The Board believes that Dr. Lippert’s extensive experience in accounting and finance, general management, strategy, capital operations and mergers and acquisitions make him well qualified to serve as a director. Dr. Lippert earned his Ph.D. in Finance from the University of South Carolina and a BSBA from Xavier University.

Bart Weijermars was appointed by the Board on November 22, 2019 to serve as Interim Chief Executive Officer. Mr. Weijermars will continue to serve as the Company’s Chief Strategy Officer, a position he has held since May 2018. Mr. Weijermars served as Chief Executive Officer EMEA of the Company from the date of the Company’s acquisition of Artilium plc (“Artilium”) in October 2018 until May 2018. Prior to that time he served as Chief Executive Officer of Artilium since July 2014. He was previously the Chief Executive Officer of T-Mobile Netherlands and has held other senior executive positions at T-Mobile and KPN. He holds a BBA in Business Management from Nyenrode Business University and an MBA from the University of Leuven.

Laura Thomas was appointed as the Company’s Interim Chief Financial Officer on November 1, 2019. Ms. Thomas has served as a member of the corporate development and investor relations team with the Company since December 2018 and served as a member of the Company’s Board of Directors from July 2017 through November 2018. Laura is also a member of the NACD, the National Association of Corporate Directors. From May 2017 to January 2018, Ms. Thomas acted as Chief Financial Officer of Towerstream Corporation, an internet service provider. Ms. Thomas previously served on the Board of Directors of Impact Telecom (“Impact”), a full-service telecommunications company, from January 2016 through December 2016, during which time she served as Chairman of the Board of Directors from January 2016 through June 2016. Ms. Thomas became a member of the Delta Dental of Virginia board in 2016, has served on numerous board committees, and has served as the Chairman of the Board since 2019. From December 2014 through December 2015, she served as the Chief Executive Officer of TNCI Operating Company, which acquired Impact in January 2016. From 2000 through 2014 she served in a variety of roles at XO Holdings, Inc. (now XO Communications), a telecommunications services provider, including as Chief Financial Officer from May 2009 through April 2011 and again from December 2013 through August 2014, and as Chief Executive Officer from April 2011 through December 2013. Ms. Thomas received her Bachelor’s degree from Radford University and an MBA from The George Washington University School of Business.

Robert H. Turner was appointed Executive Chairman of the Board of Directors on November 16, 2015 and served as Chief Executive Officer from May 24, 2019 until November 22, 2019. Mr. Turner has worked at a broad spectrum of international, start-up, and corporate firms, including (selected highlights): NeoNova Network Services, Inc.; Pac West; Telecom, Inc.; Panterra Networks; PTT Telecom Netherlands, US Inc. (now KPN); and BellSouth Communications, Inc. (now AT&T). Mr. Turner has also been an advisory board member of The Capital Angels, affiliated with SC Angel Network. Mr. Turner earned a Bachelor of Science degree and a Master of Business Administration from the University of South Carolina.

None of our directors or executive officers has been involved in any legal proceeding enumerated in Regulation S-K Item 401 within the time periods described in that regulation.

CORPORATE GOVERNANCE

Board Committees

Our Board has established four standing committees: (1) Audit and Finance, (2) Nominating and Corporate Governance, (3) Compensation and (4) Business and Strategy. All of the standing committees operate under a charter that has been approved by the Board of Directors and that is, other than the charter of the Business and Strategy Committee, available on our website, www.Pareteum.com. These charters were all each revised and updated during 2020 to reflect what the Board believes are current best practices for a Company of our size and market capitalization.

Audit and Finance Committee

The Audit Committee is composed of Mr. Jimenez-Tuñon (member since March 1, 2017), Mr. Lippert (Chairman since November 16, 2018) and Ms. Vitale (member since November 1, 2019). Mr. Lippert and Ms. Vitale each qualify as an Audit Committee qualified financial expert. The Audit Committee met 4 times during 2019 and acted by unanimous written consent 2 times in 2019. Each of the then-members of the Audit Committee was present at 75% or more of the meetings of the Audit Committee held in 2019.

The Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit and Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee (the “Nominating Committee”), which in 2019 was composed of Mr. Jimenez-Tuñon (member since March 1, 2017), Mr. Lippert (member since November 16, 2018) and Mr. Yves van Sante (Chairman and Member since December 16, 2015). The Nominating Committee did not meet or act by written consent in 2019. Ms. Vitale became a member of the Nominating Committee on November 1, 2019, and she became Chairman of the Nominating Committee on January 1, 2020 following the resignation of Mr. van Sante from the Nominating Committee on December 31, 2019.

The Nominating Committee is charged with the responsibility of reviewing our corporate governance policies and with presenting new potential director-nominees to the Board of Directors for consideration. The Nominating Committee has a charter which is reviewed annually. All members of the Nominating Committee are independent directors as defined by the rules of the Nasdaq. The Nominating Committee will consider director nominees recommended by stockholders. To recommend a nominee, please write to the Nominating and Corporate Governance Committee, c/o the Company Secretary, Pareteum Corporation, 1185 Avenue of the Americas, 2nd Floor, New York, NY 10036. The Nominating Committee will assess all director nominees using the same criteria it applies generally, described below under the heading “ – Director and Officer Qualifications.” During 2019, the Nominating Committee engaged Heidrick & Struggles International, Inc., an executive search firm, in connection with the selection of a new Board member and CFO, for which we paid $150,000 in fees.

Compensation Committee

Our Board of Directors also has a Compensation Committee (the “Compensation Committee”) composed of Mr. Jimenez-Tuñon (Chairman; member since July 25, 2017), Mr. Lippert (member since November 16, 2018) and Ms. Vitale (member since November 1, 2019). The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as Company benefit and insurance plans. The Compensation Committee did not convene a meeting in 2019 but acted by unanimous written consent three times in 2019.

The Compensation Committee has the authority to directly engage, at the Company’s expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2019, the Compensation Committee did not engage any such compensation consultants or advisers.

A stockholder may send communications regarding executive and director compensation to the Compensation Committee, c/o the Company Secretary, Pareteum Corporation, 1185 Avenue of the Americas, 2nd Floor, New York, NY 10036.

Business and Strategy Committee

Our Board created the Business and Strategy Committee in November 2019 and elected Messrs. Jimenez-Tuñon, Mr. Lippert and Ms. Vitale to serve on the committee. The Business and Strategy Committee is responsible for overseeing, researching, and recommending strategic options relating to the Company’s business, market positioning, corporate financing and mergers & acquisitions opportunities, market and commercial positioning, and other areas as determined by the Board. This committee also has responsibilities for risk management, overseeing (i) the Company’s overall enterprise risk management, risk profile and risk assessment and (ii) the Company’s enterprise risk management specifically in the areas of corporate strategy and corporate growth and development.

The Business and Strategy Committee has the authority to directly engage, at the Company’s expense, any consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2019, the Business and Strategy Committee did not engage any such compensation consultants or advisers.

Director and Officer Qualifications

We have not formally established any specific, minimum qualifications that must be met by each of our officers or directors or specific qualities or skills that are necessary for one or more of our officers or members of the Board of Directors to possess. However, our Nominating Committee generally evaluates and recommends candidates with a focus on the following qualities: educational background, ethnic and gender diversity, breadth of professional experience, knowledge of our industry and business, integrity, professional reputation, independence, wisdom and ability to represent the best interests of our stockholders and other stakeholders.

Our Board of Directors and officers are composed of a diverse group of leaders. In their prior positions they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Most of our officers and directors also have experience serving on boards of directors and board committees of other public companies or private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges and strategies. We are also dedicated to maintaining and enhancing the knowledge and skills of our directors.

The following matrix summarizes our director nominees’ individual experiences, skills and characteristics. This summary is not an exhaustive list of each nominee’s contributions to the Board. However, the Nominating and Corporate Governance Committee utilized this matrix in determining the individuals selected for nomination.

	Gender	Public Company Reporting Experience	M&A Experience	Technology Business & Industry Experience	Legal Expertise	Strategic Experience	Cybersecurity Expertise
Mary Beth Vitale	F	√	√	√		√	√
Luis Jimenez-Tuñon	M	√	√	√		√
Robert L. Lippert	M	√	√			√
Robert H. Turner	M	√	√	√

Independence Standards for Directors

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.

Three of our current directors, Luis Jimenez-Tuñon, Robert L. Lippert and Mary Beth Vitale are “independent” under Nasdaq rules. All of the individuals nominated for election at the Meeting are “independent” under Nasdaq rules. Each of Messrs. Jimenez-Tuñon and Lippert and Ms. Vitale serve on the Audit Committee, the Compensation Committee, the Nominating Committee and the Strategy and Business Committee. Our Interim Non-Executive Chairman, Ms. Vitale, is independent.

In addition, Mr. Jimenez-Tuñon, Mr. Lippert and Ms. Vitale qualify as “independent” under the standards established by the SEC for members of audit committees. The Board of Directors has determined that Robert L. Lippert and Mary Beth Vitale is each an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to these individuals’ experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Lippert or Ms. Vitale any duties, obligations or liability that are greater than those generally imposed on them as a member of the Audit Committee and the Board of Directors, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations, or liability of any other member of the Audit Committee or the Board of Directors. Our Board of Directors also determined that Mr. Jimenez-Tuñon, Mr. Lippert and Ms. Vitale have sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

Board Leadership Structure and Executive Sessions

The positions of Chair of the Board and Chief Executive Officer are currently held by different persons, although the Board does not have a policy on whether or not the roles of Chief Executive Officer and chairperson of the Board should be separate and, if they are to be separate, whether the chairperson should be selected from the non-employee directors or be an employee of the Company. Accordingly, our Board reserves the right to vest the responsibilities of the Chief Executive Officer and Chair in the same person or in two different individuals depending on what it believes is in our best interest. At this time, our Board has determined that separation of these roles most appropriately suits us. The Board will, however, appoint a lead director if the Chair and Chief Executive Officer roles are in the future combined, to conduct executive sessions, and Chair the Board if the Chief Executive Officer is unavailable and for such other purposes as the board finds useful.

The Board’s policy is to periodically hold executive sessions without the presence of management, including the Chief Executive Officer or other non-independent directors. In general, time is reserved during each regularly scheduled Board meeting should the outside directors wish to meet in private executive session. When the outside directors meet without a non-independent chairperson of the Board, the lead director shall chair the meeting. The outside directors may also meet at such other times as determined by the presiding director.

Risk Oversight

Our Business and Strategy Committee and our Audit Committee share responsibility for oversight of risk management, with members of management also playing a key role. Our Business and Strategy Committee is responsible for the oversight of the Company’s overall enterprise risk management, risk profile and risk assessment, although it coordinates with other committees of the Board, and the full Board, as it from time to time deems appropriate. The Business and Strategy Committee also oversees risk in the areas of corporate strategy and corporate growth and development. Our Audit Committee also assists the full Board in overseeing, approving and monitoring the company-wide enterprise risks identified by various levels of management and the Board. These risks generally cover, but are not limited to: compliance, environmental, financial, operational, reputational, as well as digital risks (fraud, cybersecurity and network). Management is responsible for developing a plan to monitor, assign ownership and respond to early threats and for communicating the methods and processes to manage and leverage opportunities associated with each risk on a regular cadence with the Board. With respect to high-risk areas, we have directed management to present detailed mitigation activities to the Board on an annual basis.

The Audit Committee has also directed management to develop a risk management policy, which plan must be submitted and approved on an annual basis by such committee. The risk management plan is required to consider the maturity of the risk management of the Company, to be tailored to the specific circumstances of the Company, include the Company’s risk management structure, the standards and methodology adopted, risk management guidelines, reference to integration and details of the assurance and review of the risk management process.

Employee, Officer and Director Hedging

The Company’s Insider Trading Policy and our Corporate Governance Guidelines contain restrictions on the ability of directors, officers, and employees to engage in certain transactions that hedge or modify the effect of any transaction in Company securities. Specifically, our Corporate Governance Guidelines prohibit such persons from (i) selling the Company’s securities short, (ii) buying or selling put or call options, or other derivative securities, with respect to the Company’s securities, (iii) engaging in transactions that hedge or offset or that are designed to hedge or offset any decrease in the market value of shares of the Company’s stock (or the stock of any of the Company’s subsidiaries) granted to such persons as compensation or otherwise held by such persons either directly or indirectly, including through the purchase of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds and (iv) holding any Company securities in a margin account or pledging Company securities as collateral for any loan.

Attendance at Board, Committee and Stockholder Meetings

Our Board of Directors met in person and telephonically 5 times during 2019 and acted by unanimous written consent14 times during 2019. Each of the then-members of our Board of Directors was present at 75% or more of the Board of Directors meetings held in 2019.

We have encouraged, but do not require, that all of our directors be in attendance at our annual shareholder meeting either in person or by remote communication. In 2019, Mr. van Sante, via teleconference, attended the annual stockholder meeting.

Stockholder Communications to the Board

Generally, stockholders who have questions, concerns, or wish to address questions regarding our business directly to the Board, or any individual director, should direct his or her questions in writing to Pareteum Corporation, 1185 Avenue of the Americas, 2nd Floor, New York, NY, 10036, attention: Secretary. The office of the Secretary will receive the correspondence and forward it to the director or directors to whom the communication is addressed. From time to time, the Board may change the process or means by which stockholders may communicate with the Board or its members. Please refer to our website, www.pareteum.com, for any changes in this process.

Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

•	junk mail and mass mailings;

•	resumes and other forms of job inquiries;

•	surveys; and

•	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any independent director upon request.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports disclosing their ownership of, and any transactions relating to, our common stock. Such reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports filed on their behalf. Based solely upon a review of copies of Forms 3, 4 and 5 filed with the SEC on behalf of reporting persons and representations received by us from reporting persons, and without conducting any additional independent investigation of our own, we have determined that the following holdings and transactions of reporting persons were, due to administrative error, not timely reported:

In 2019, Form 4s reporting the following transactions were not timely filed: the acquisition by Robert Lippert of restricted stock granted on January 1, 2019, which was subsequently reported in a Form 4 filed January 22, 2020; the acquisition by each of Denis McCarthy, Mr. Lippert, Yves van Sante, Vic Bozzo and Edward O’Donnell of stock options granted January 2, 2019, each grant was subsequently reported in a Form 4 filed May 17, 2019; the acquisition by each Mr. Lippert, Luis Jimenez-Tuñon and Mr. van Sante of Company common stock as compensation for board service in lieu of cash on January 2, 2019, each acquisition was subsequently reported in a Form 4 filed May 17, 2019; the acquisition by Mr. Jimenez-Tuñon of restricted stock granted on January 2, 2019, which was subsequently reported in a Form 4 filed May 17, 2019; the acquisition by Mr. van Sante of stock options granted January 3, 2019, which was subsequently reported in a Form 4 filed January 22, 2020; and the acquisition by Laura Thomas of common stock on April 25, 2019 and stock options that were granted August 21, 2019 and subsequently revoked by mutual agreement between Ms. Thomas and the Company, each acquisition was subsequently reported in a Form 4 filed June 12, 2020. In addition, Form 3s reporting Mr. Bart Weijermars’ and Ms. Thomas’ initial common stock ownership and a Form 3 for Mary Beth Vitale were not timely filed.

In 2020, Form 4s reporting the following transactions were not timely filed: the cancellation on January 1, 2020 of stock options previously issued to Mr. Lippert; which was subsequently reported in a form 4 filed on December 31, 2020; the acquisition by Mr. Lippert of restricted stock granted on January 1, 2020, which was subsequently reported in a Form 4 filed on January 22, 2020; the acquisition by Mr. van Sante of stock options granted on January 3, 2020, which was subsequently reported in a Form 4 filed on January 22, 2020; the acquisition by Mr. Jimenez-Tuñon of common stock on January 3, 2020, which was subsequently reported in a From 4 filed on June 12, 2020; the acquisition by each of Ms. Vitale and Mr. van Sante of stock options grant on January 3, 2020, each acquisition was subsequently reported in a From 4 filed on June 12, 2020; the acquisition by each of Ms. Thomas and Mr. Lippert of common stock on February 3, 2020, each acquisition was subsequently reported in a From 4 filed on June 12, 2020; the acquisition by each of Mr. Weijermars, Ms. Thomas, Ms. Vitale and Mr. van Sante of stock options granted on June 5, 2020, each acquisition was subsequently reported in a From 4 filed on June 12, 2020; and the acquisition by each of Mr. Lippert and Mr. Jimenez-Tuñon of common stock on June 5, 2020, each acquisition was subsequently reported in a From 4 filed on June 12, 2020.

Code of Conduct

We have adopted a code of conduct that outlines the principles, policies and laws that govern our activities and establishes guidelines for conduct in the workplace. The code of conduct applies to all employees, affiliates, and each member of our Board of Directors. All employees are required to read the code of conduct and affirm in writing their acceptance of the code. Our code of conduct is posted on our website, www.Pareteum.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct by posting such information on our website, www.Pareteum.com. A copy of our code of conduct is also available in print, without charge, upon written request to Pareteum Corporation, 1185 Avenue of the Americas, 2nd Floor, New York, NY 10036, Attn: Corporate Secretary.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(a)	Bonus ($) (b)(c)	Bonus Stock Awards (in $)(d)		Option Awards ($)(d)	All Other Compensation ($)		Total ($)
Robert H. Turner (i)	2019	$268,750	$525,000	$2,750,001	(e)	$-	$234,956	(g)	$3,778,707
(Executive Chairman)	2018	321,225	600,000	2,921,563		-	1,439,055		5,281,843
Victor Bozzo (ii)	2019	275,000	225,000	181,689		498,907	36,060	(h)	1,216,656
(Chief Executive Officer)	2018	293,162	325,000	687,788		460,064	395,521		2,161,536
Edward O’Donnell (iii)	2019	196,500	60,000	91,465	(f)	147,843	30,169		525,977
(Chief Financial Officer)	2018	212,197	60,000	-		151,397	14,354		437,948
Bart Weijermars (iv)	2019	334,880	150,000	-		105,963	-		590,843
(CEO EMEA/Interim CEO)	2018	60,000	-	-		24,348	-		84,348
Denis McCarthy (v)	2019	168,750	147,029	-		15,257	254,069	(i)	585,105
(President)	2018	$198,509	$-	$-		$138,021	$17,662		$354,192

Notes:

(i)	Effective May 24, 2019, Mr. Turner was appointed Chief Executive Officer and continued in his position as Executive Chairman and Mr. Bozzo transitioned from Chief Executive Officer to Chief Commercial Officer. Effective November 22, 2019, Mr. Turner was terminated from his position as Chief Executive Officer and Executive Chairman but remained a director.

(ii)	Mr. Bozzo was appointed on November 1, 2016.

(iii)	Mr. O’Donnell was appointed on January 8, 2017.

(iv)	Mr. Weijermars was appointed October 1, 2018 as Chief Executive Officer EMEA and November 1, 2019 as interim Chief Executive Officer.

(v)	Mr. McCarthy was appointed on January 1, 2018, increase of salary implemented as of October 1, 2018.

(a)	Unless otherwise specified, U.S. dollar figures in this proxy statement have been converted from EUROs at a rate of $1.12 to 1 EURO.

(b)	This amount represents 2018 bonus amounts which were paid in 2019.

(c)	This amount represents 2019 bonus amounts which were paid in 2020.

(d)	Amounts reflect the total grant date fair value of awards in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included (i) for 2019, in footnotes 17 to the audited financial statements for the fiscal year ended December 31, 2019, included in the 2019 Form 10-K; (ii) for 2018, in footnotes 20to the audited financial statements for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on December 14, 2020.

(e)	Comprised of 375,000 shares being the remainder of a 1,500,000 Restricted Stock Award granted November 17, 2017 and 1,000,000 shares being part of the 2017 Performance Equity Grant (granted September 29, 2018 totaling2,000,000 shares), as of December 2019, 916,663 shares vested before termination of the position of Mr. Hal Turner. The shares have not been delivered yet. The relating expenses $2,750,001 have been accounted for in 2019.

(f)	Comprised of a 70,000 Restricted Stock Award granted May 31, 2019. During 2020, 23,333 shares were delivered and 46,667 shares were forfeited as a result of the termination of the employee agreement with Mr. Ted O’Donnell.

(g)	Comprised of various staff related benefits like but not limited to medical allowance, staff insurance, staff allowances etc. Also includes certain taxes expected to be levied on stock-based compensation vesting in 2019 when delivered.

(h)	Comprised of various staff related benefits like but not limited to medical allowance, staff insurance, staff allowances etc.

(i)	Includes a severance pay of $225,000 and several staff allowances.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

The Company currently has the following agreements with our named executive officers:

Robert H. Turner, Executive Chairman – The Company entered into a letter of employment, effective as of November17, 2015, with Mr. Turner, to serve as Executive Chairman of the Company. Mr. Turner is paid a base compensation of $300,000 per year. Mr. Turner receives no fees (cash or stock) for serving on our Board of Directors. Mr. Turner was granted options to purchase 2,500,000 shares that carried a 7-year exercise period after the grant date; the options vested in four equal annual installments, following the joining date. Mr. Turner was eligible to receive a performance related bonus, depending on business performance and Group performance. Such bonus was to be based solely upon achievement of Board-approved and mutually agreed upon performance targets. For 2016 the on-target bonus percentage was set at 100% against the Base salary paid in that year, capped at 200% maximum on cash payment; performance over and above 200% was paid in equity at the then-current value of the Company.

On November 18, 2016, the Company entered into a new employment agreement with Mr. Turner. The employment agreement modified and supplemented the terms of the prior employment letter between the Company and Mr. Turner by providing for the following additional terms: (i) one-time bonuses of $300,000 for achieving previously determined business and restructuring goals established by the Board and an extraordinary bonus of $300,000 for Mr. Turner’s efforts on behalf of the Company during late 2015 and 2016 and to be paid as set forth in the employment agreement; (ii) a grant of 2,000,000 restricted shares of the Company’s common stock; (iii) options to purchase up to 7,500,000 shares of the Company’s stock, which options shall vest over a period of three (3) calendar years, with 1,875,000 shares vesting immediately, and the remaining 5,625,000 shares vesting in 3 equal installments of 1,875,000 each, on the first, second and third anniversary of the option grant with an exercise price of $0.14 per share; and (iv) other customary allowances, bonuses, reimbursements and vacation pay. The employment agreement also provided that if Mr. Turner’s employment with the Company was terminated by the Company without “cause” or by Mr. Turner for “good reason” (as such terms are defined in the employment agreement) the Company would pay Mr. Turner, 12 months’ salary at the rate of his salary as of such termination, together with payment of the average earned bonuses (regular and extraordinary) since November1, 2015.

On January 2, 2018, the Compensation Committee of the Board of Directors undertook an annual review of Mr. Turner’s performance and compensation and resolved to approve the following compensation changes: (i) an extraordinary bonus of $300,000 converted to shares at $.81 per share (November 17, 2017 share price) equaling 371,000 shares; (ii) a standard bonus of $300,000 for 2017 performance paid semi-monthly in 2018; (iii) an extraordinary bonus of $300,000 paid semi-monthly in 2018; (iv) payment of $79,000 converted to 97,531 shares at $.81 per share for unused vacation during 2016 and 2017; and (v) a standard equity grant of 2,000,000 that vested 25% upon grant, 25% upon the closing of a major financing or M & A event in 2018, 25% on Nov 18, 2018, and 25% on Nov 18, 2019.

Victor Bozzo, Chief Executive Officer – The Company entered into an employment agreement, effective as of November1, 2016, with Mr. Bozzo, to serve as Chief Executive Officer of the Company. Mr. Bozzo is paid a base compensation of $275,000 per year. Mr. Bozzo received a signing bonus of $50,000 and a grant of restricted common stock with the equivalent value of $10,000. Additionally, Mr. Bozzo received a restricted grant with the equivalent value of $15,000 within a reasonable time following the 6-month anniversary of the effective date and $50,000 within a reasonable amount of time following the first calendar year anniversary date, with each of these grants being subject to certain conditions set forth in the employment agreement. Additionally, Mr. Bozzo was granted options to purchase up to 3,000,000 shares of the Company’s common stock, of which options to purchase 750,000 shares of common stock vested immediately, and the remaining 2,250,000 shares vest in 3 installments of 750,000 each annually on the first, second and third anniversary of the option grant. The exercise price of the options is $0.1749 per share. Mr. Bozzo also received other customary allowances, bonuses, reimbursements, and vacation pay. The employment agreement also provides that if Mr. Bozzo’s employment with the Company is terminated by the Company without “cause” or by Mr. Bozzo for “good reason” the Company will pay Mr. Bozzo 12 months’ salary at the rate of his salary as of such termination. Mr. Bozzo is also subject to customary non-competition, non-solicitation and confidentiality requirements during and after the term of his employment. Mr. Bozzo’s employment with the Company ended on June 9, 2020.

Edward O’Donnell, Chief Financial Officer – The Company entered into an employment agreement, effective as of January9, 2017 with Mr. O’Donnell, to perform as Chief Financial Officer of the Company. Mr. O’Donnell is paid a base compensation of $175,000 and is entitled to an annual bonus of up to $75,000. Mr. O’Donnell was also issued a restricted stock grant of 25,000 shares and given an initial grant of 1,000,000 options, pre-reversal split stock, to purchase shares of the Company’s common stock. Mr. O’Donnell is also entitled to other customary allowances, bonuses, reimbursements, and vacation pay. The employment agreement between the Company and Mr. O’Donnell is an “at will” agreement, which also provides that if Mr. O’Donnell’s employment with the Company is terminated by the Company, then, subject to a mutual release, the Company will pay Mr. O’Donnell’s base salary for an additional 270 days after termination in accordance with customary payroll practices. Mr. O’Donnell is also subject to customary confidentiality requirements during and after the term of his employment.

Mr. O’Donnell’s base rate of pay was increased to $200,000 per year, effective August 1, 2017. Mr. O’Donnell’s employment with the Company ended in April 2020.

Bart Weijermars, Interim Chief Executive Officer – On May 8, 2018, the Company entered into a Management Services agreement with Grootzande Management BV whereby Mr. Weijermars, its principal, served as the Chief Executive Officer of Pareteum Europe effective upon the successful close of the Artilium acquisition which occurred on October 1, 2018. Under the agreement, Mr. Weijermars received a base compensation of $268,800 per year and was entitled to an annual bonus of up to $134,400 plus an amount of options equivalent to $403,200.

Effective July 1, 2020 Mr. Weijermars entered into an employment agreement with the Company under which he is entitled to $25,925.93 per month, in addition to receiving a payment in the month of June for the statutory holiday allowance, which was set at 8% of the previous year (or pro rata) salary. Mr. Weijermars is eligible for a bonus up to $179,200 for 2020 performance; the Board of Directors will set subsequent years’ bonuses. Mr. Weijermars will also receive customary benefits, including vacation days and pension plan participation.

Additionally, Mr. Weijermars, as Principal of Grootzande Management BV, executed the termination of the Management Services agreement. In connection with the termination of this agreement, the Company issued 21,400 restricted shares of common stock to Mr. Weijermars that vested immediately and 450,000 restricted shares of common stock to vest on the later of September 15, 2020 or 45 days after the filing of the Company’s restated 2018/2019 financial statements.

Denis McCarthy, President – Mr. McCarthy joined the Company as of January 1, 2018 in the capacity of SVP of Corporate Development. The Company then entered an employment agreement as of October 1, 2018, with Mr. McCarthy, to serve as President of the Company, for the purpose of expanding Mr. McCarthy’s responsibilities with the Company during his continued term of employment. Mr. McCarthy was paid a base compensation of $225,000 per year. Mr. McCarthy was eligible to receive an annual bonus of up to 100% of the amount of his base salary, subject to the achievement of certain business-plan targets. Mr. McCarthy was also entitled to other customary allowances, bonuses, reimbursements for certain expenses and vacation pay. The agreement is an “at-will” agreement, and also provides that if Mr. McCarthy is terminated by the Company, then, subject to a mutual release, the Company will pay to Mr. McCarthy his base salary for an additional 12 months after termination in accordance with customary payroll practices. Mr. McCarthy is subject to the Company’s customary confidentiality requirements consummate with his position during and after his term of employment.

Severance and Change of Control

The named executive officers (and certain former executive officers) have individual severance terms as described below. In addition, outstanding equity awards made to our named executive officers under the 2008 Plan, 2017 Plan and 2018 Plan are subject to acceleration of any unvested portion of such awards upon a change of control unless the terms of a particular award state otherwise.

Other than as set out below, none of the agreements with named executives include any provisions for severance benefits or other payments upon a change of control regardless of whether a named executive officer’s employment is terminated by him with or without good reason, or whether the named executive officer is terminated by the Company with or without cause. In general, when referenced below, the term “cause” means failure to carry out reasonable instructions or attend to material duties, material breach of an agreement with the Company, criminal liability of the Company caused by the executive, or conviction of or guilty plea for certain crimes. In general, when referenced below, the term “good reason” means a material diminution in authority / duties or base salary, a significant change in geographic location, or a material breach by the Company of an agreement with the executive; provided that, such event is not cured with a certain amount of time following notice from the executive.

Robert H. Turner - Under the terms of his employment agreement in effect in 2019, if Mr. Turner’s employment with the Company is terminated by the Company without “cause” or by Mr. Turner for “good reason” (as such terms are defined in the employment agreement) the Company would pay Mr. Turner, 12 months’ salary at the rate of his salary as of such termination, together with payment of the average earned bonuses (regular and extraordinary) since November1, 2015. On November 22, 2019, the Board terminated Mr. Turner from his positions as Executive Chairman and Chief Executive Officer.

Victor Bozzo – Under the terms of his employment agreement, if Mr. Bozzo’s employment was terminated by the Company without “cause” or by Mr. Bozzo for “good reason” the Company will pay Mr. Bozzo 12 months’ salary at the rate of his salary as of such termination. Mr. Bozzo was separated from the Company on June 9, 2020 and, as part of a separation agreement, was paid an amount in cash equal to four months of this then-current salary and immediately forfeited all option shares and restricted common stock that were unvested as of his separation date. Additionally, as part of the separation agreement, Mr. Bozzo was granted an award of 200,000 non-statutory stock options that vested on July 3, 2020, with an exercise price equal to $0.5720.

Denis McCarthy – Mr. McCarthy was separated from the Company on October 9, 2019. Mr. McCarthy was paid, as part of the separation agreement, $225,000 in equal installments over 12 months. No other bonus nor form of equity contemplated in the employment agreement were given; and all outstanding stock options were canceled.

Edward O’Donnell –Under the terms of the employment agreement in effect in 2019, if Mr. O’Donnell employment is terminated by the Company, then, if subject to a mutual release, the Company will pay Mr. O’Donnell’s base salary for an additional 270 days after termination in accordance with customary payroll practices. Mr. O’Donnell left the Company April 2020 and was not paid severance.

Bart Weijermars – Mr. Weijermar’s employment contract may be terminated immediately by the Company for gross misconduct, in which case Mr. Weijermars would not be entitled to any severance payment or other financial compensation in relation to the termination of the employment agreement. The employment contract can be terminated by both parties by the end of the month with due observance of a notice period of 3 months for the employee and a notice of 6 months for the Company.

The Company issued the compensation shares to the above executive officers from the shares authorized under its 2017 Plan or 2018 Plan, as applicable.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information regarding outstanding equity awards granted or accrued as of December31, 2019 for each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
Robert H. Turner							0	(a)	$-
(Executive Chairman)

Victor Bozzo	305,557		194,443	(1)	$2.490	5-Feb-22
(CEO & Chief Executive Officer)			150,000	(3)	$1.724	1-Jan-23	0	(b)

Edward O’Donnell	243,045	(2)	6,955	(2)	$1.000	7-Jan-20
(Chief Financial Officer)	61,113	(1)	38,887	(1)	$2.370	5-Feb-22
	-		80,000	(3)	$1.724	1-Jan-23
							70,000	(c)	$30,611
Bart Weijermars	53,922	(5)	84,733	(4)	$3.040	13-Nov-23

(a)	Certain vested restricted stock awards are pending to be delivered as of December 31, 2019.

(b)	Certain vested restricted stock awards are pending to be delivered as of December 31, 2019.

(c)	Time-Vested Restricted Stock Award granted May 31, 2019. The total number of Restricted Stock Awarded was 70,000 shares, all of them remained unvested as of December 31, 2019.

(1)	The stock options were granted on May 10, 2018. Subject to continued employment, 1/3 of the options vested on February 5, 2019 and the remaining 2/3 vests in 24 subsequent equal monthly installments. Unless exercised earlier, the options expire on February 5, 2022.

(2)	The stock options were granted on January 9, 2017. Subject to continued employment, 1/3 of the option vested on January 7, 2018 and the remaining 2/3 vests 24 subsequent equally monthly installments. Unless exercised earlier, the options expire on January 7, 2020.

(3)	The stock options were granted on January 2, 2019. Subject to continued employment, 1/3 of the options vested on January 1, 2020 and the remaining 2/3 vests in 24 subsequent equally monthly installments. Unless exercised earlier, the options expire on January 1, 2024.

(4)	The stock options were granted on October 17, 2017. Subject to continued employment, 1/3 of the options vested on October 1, 2019 and the remaining 2/3 vests in 24 subsequent equally monthly installments. Unless exercised earlier, the options expire on November 13, 2023.

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

The following table represents compensation earned or paid in 2019 to our non-executive directors.

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Mary Beth Vitale (2)	$19,917	-	$22,500	-	$75,000	-	$117,417
Yves van Sante (3)	$180,000	$214,421	$127,627	-	$187,647	$49	$709,744
Luis Jimenez Tuñon (4)	$110,000	$173,496	-	-	$102,009	-	$385,505
Robert Lippert (5)	$130,000	$8,125	$85,084	-	$66,875	$32,638	$322,722

(1)	The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the directors in the fiscal year in lieu of cash fees or other awards, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2018. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for the 2018 calculations in this table are the share prices of the last 10 trading days of the quarter covering the compensation related period. Compensation to the directors can be elected by the directors, at the beginning of the quarter, either in cash or in shares or options. When directors opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts however are shown at fair market value at the date of delivery. In principle non-executive officer directors might earn up to approximately 33% more than the standard director fees if they have elected to receive 100% compensation in shares.

(2)

For the year 2019, Ms. Vitale will receive customary compensation for her services as a non-executive director equal to other non-executive directors of the Company. Ms. Vitale’s basic compensation will be $80,000 annually, and an additional $10,000 per committee, capped at $20,000. Generally, during a non-executive director’s first year of service, a minimum of 50% of such director’s compensation is paid through the issuance of common stock, with the remaining portion paid in cash, such determinations made in the sole discretion of the Company. For 2019 Ms. Vitale agreed with 100% non-cash compensation which was confirmed by converting the earned fee of $19,917 for the two months of service in 2019 into 103,239 options in common stock of the Company with an exercise price of $0.43, being the share price at closing on the day of grant (January 3, 2020). For the year 2019 a cash bonus was accounted for which amounts to $75,000 and is expected to be paid in 2020. As part of her contract Ms. Vitale was awarded with 100,000 options which immediately vested at an exercise price of $0.43. These options have an estimated value of $22,500.

(3)	Mr. van Sante is entitled to an annual directorship fee of $105,000 consisting of a $80,000 basic fee, $10,000 per committee capped at $20,000 and $5,000 as chairman for one of the committees. Mr. van Sante is also entitled to $75,000 annual additional directorship fees for other Pareteum subsidiaries. His actually earned a cash directorship fees in 2019 amounts to $494,323, of which an amount of $11,093 related to an adjustment of overstated unpaid fees earned in 2018, furthermore, the Company decided to award Mr. van Sante with $268,030 (= €239,282) and $25,000 which were earned outside the normal board fee arrangement. During 2019 a fair market value of $237,865 in shares of common stock were issued to Mr. van Sante for shares which were earned as part of his board fee in ’lieu of cash’ relating to 2016 (=$78,750), 2017 (=$74,649) and 2018 (=$43,021), additionally, a time conditioned award granted in 2017 and partially vested during 2018 resulted in the delivery of shares of common stock representing a value at grant of $18,001. For 2019, Mr. van Sante did not elect to have his directorship fees paid in shares. As per December 31, 2019, $24,741 of his cash fees remained unpaid. In January 2019, Mr. van Sante was awarded with 150,000 options for which, $127,627 was accounted for and expensed in 2019 based on a Black-Scholes option pricing model calculation, however, in December 2019 the Company revoked this grant under review of a replacement award which actually was granted in January 2020. The expenses of the revoked award will be offset against the 2020 award. For the year 2019 a cash bonus was accounted for which amounts to $25,000 and is expected to be paid in 2020.

(4)	For the year 2019, Mr. Tunon opted for 100% directorship fees to be paid in shares of common stock. The total fees amounted to $110,000, during 2020 the shares, 134,555 in total were issued to the director. The amount shown in the above table consisted out of 21,097 shares of common stock relating to Q4-2017 and 653,082 shares of common stock relating to the full year of 2018. Jointly valued at $137,500, another 44,440 of shares of common stock or $35,996 in value issued in 2019 related to a time conditioned stock award granted in November 2017. As per December 31, 2019, the Company still owed Mr. Tunon $137,009 in value of shares of which 134,555 or $110,000 relates to shares in lieu of cash and 33,334 or $27,009 relating to vested but unissued shares of common stock for time conditioned stock awards granted in November 2017 and May 2019. For the year 2019 a cash bonus was accounted for which amounts to $75,000 and is expected to be paid in 2020.

(5)	For the year 2019, Mr. Lippert opted for 100% directorship fees to be paid in shares of common stock. The total fees amounted to $130,000 or 159,020 shares of common stock. Those shares remained undelivered during 2019 but were issued in 2020. During 2019 the Company issued a value of $8,125 or 6,967 shares of common stock to Mr. Lippert which were earned but undelivered during 2018. In January 2019 the Company granted 100,000 options and expensed $85,084, based on a Black-Scholes option pricing model calculation, during 2019, however, in December 2019 the Company revoked this grant under review of a replacement award which actually was granted in January 2020. The expenses of the revoked award will be offset against the 2020 award. During 2019, the Company re-imbursed or paid $32,637 for medical fees ($22,637) and/or legal fees ($10,000) for the benefit of Mr. Lippert. For the year 2019 a cash bonus was accounted for which amounts to $75,000 and is expected to be paid in 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS, OFFICERS AND Directors

The following table sets forth, based on 161,994,943 shares of our Common Stock outstanding as of February 24, 2021 (the “Determination Date”), certain information as to the stock ownership of each person known by us to own beneficially five percent or more of our outstanding Common Stock, of each of the named executive officers and directors, and of all the named executive officers and directors as a group. In computing the outstanding shares of Common Stock, we have excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Pareteum Corporation, at 1185 Avenue of the Americas, 2nd Floor, New York, NY 10036.

Name of Beneficial Owner	Number of Shares of Common Stock Owned (A)		Percentage of Class as of February 24, 2021
5% of More Holders:
None reported.

Officers & Directors:
Robert H. Turner	3,532,635		2.2%
Bart Weijermars	2,340,740	(1)	1.4%
Luis Jimenez-Tuñon	1,739,190	(2)	1.1%
Robert Lippert	1,594,215	(3)	1.0%
Victor Bozzo	824,923	(4)	*
Mary Beth Vitale	611,772	(5)	*
Laura Thomas	350,000	(6)	*
Yves van Sante	149,264		*
Edward O’Donnell	34,369		*
Denis McCarthy	-		*
All Officers and Directors as a Group (10 Persons)	11,177,108		6.8%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(A)	Calculated in accordance with Rule 13d-(3)(d)(1) under the Securities Exchange Act of 1934.

(1)	This amount includes 240,102 shares of our common stock of which Mr. Weijermars has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.

(2)

This amount includes 1,069,020 shares of our common stock of which Mr. Jimenez-Tuñon has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.

(3)	This amount includes 1,577,248 shares of our common stock of which Mr. Lippert has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.

(4)	This amount includes 200,000 shares of our common stock of which Mr. Bozzo has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.

(5)	This amount includes 300,000 shares of our common stock of which Ms. Vitale has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.

(6)	This amount includes 275,000 shares of our common stock of which Ms. Thomas has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.

Item 13. Certain Relationships, and Related Transactions, and Director Independence

Management of the Company is not aware of a material interest, direct or indirect, of any director or officer of the Company, any other holder of more than 5% of the Company’s common stock, or any associate or affiliate of any such person, in any transaction since the commencement of the Company’s most recently completed fiscal year or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, except for:

During 2019 and 2018, the Company retained Robert Turner of InTown Legal Services, who is the son of Robert H. Turner, Executive Chairman of the Board. InTown Legal Services had a $10,000 per month minimum retainer with the Company and was paid $176,478 in 2019 and $133,194, 2018. The agreement between the Company and InTown Legal Services was an at will agreement.

In the event of any future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by our Audit Committee.

Procedures for Approval of Related Party Transactions

Related party transactions are subject to the advance review and approval of the Audit Committee and/or the full Board of Directors, with advice from the Corporate Secretary/Chief Compliance Officer as well as outside counsel as needed. In its review, the Audit Committee and/or Board is provided with full disclosure of the parties involved in the transaction and considers the relationships amongst the parties and members of our Board of Directors and executive officers.

Independence Standards for Directors

Although no class of our securities is listed on a national securities exchange, we evaluate the independence of our directors in accordance with the listing standards of the NASDAQ Stock Market, LLC (“Nasdaq”). There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.

Three of our current directors, Luis Jimenez-Tuñon, Robert L. Lippert and Mary Beth Vitale are “independent” under Nasdaq rules. All of the individuals nominated for election at the Meeting are “independent” under Nasdaq rules. Each of Messrs. Jimenez-Tuñon and Lippert and Ms. Vitale serve on the Audit Committee, the Compensation Committee, the Nominating Committee and the Strategy and Business Committee. Our Non-Executive Chairman, Ms. Vitale, is independent.

In addition, Mr. Jimenez-Tuñon, Mr. Lippert and Ms. Vitale qualify as “independent” under the standards established by the SEC for members of audit committees. The Board of Directors has determined that Robert L. Lippert and Mary Beth Vitale is each an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to these individuals’ experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Lippert or Ms. Vitale any duties, obligations or liability that are greater than those generally imposed on them as a member of the Audit Committee and the Board of Directors, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Our Board of Directors also determined that Mr. Jimenez-Tuñon, Mr. Lippert and Ms. Vitale have sufficient knowledge in reading and understanding financial statements to serve on the Audit Committee.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2019, and 2018, we engaged Baker Tilly US LLP (formerly Squar Milner, LLP) as our independent auditor. For the years ended December 31, 2019, and 2018, we incurred fees as discussed below:

	2019	2018
Audit fees	$555,000	$350,000
Audit-related fees	470,000	—
Tax fees	32,000	28,000
All other fees	—	—
Total Fees	$1,057,000	$378,000

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees. Consists of fees paid to Baker Tilly US LLP (formerly Squar Milner, LLP) related to the review of SEC comment letters and management responses for the years ended December 31, 2019 and 2018, as applicable.

Tax fees. Consists of fees paid to Baker Tilly US LLP (formerly Squar Milner, LLP) related to the filings of Federal and State returns during the years ended December 31, 2019 and 2018, as applicable.

All other fees. Consists of fees related to all other services provided by Baker Tilly US LLP (formerly Squar Milner, LLP) for the years ended December 31, 2019 and 2018, as applicable.

The Audit and Finance Committee (the “Audit Committee”) of the Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, audit-related and non-audit services provided by Baker Tilly US LLP (formerly Squar Milner, LLP) in 2019 and 2018 consistent with the Audit Committee’s responsibility for engaging our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Report.

Number	Description
2.1	Agreement and Plan of Merger between Pareteum Communication Corporation a Delaware Corporation and Pareteum Communications, Inc., a California Corporation (incorporated by reference to Appendix A to Pareteum Corporation’s Definitive Proxy Statement filed dated July 26, 2011).
2.2	Rule2.7 Announcement dated June 7, 2018 (incorporated by reference to Exhibit 2.1 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).

2.3	Co-operation Agreement, dated June 7, 2018 (incorporated by reference to Exhibit 2.2 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).
2.4	Sale and Purchase Agreement, dated March 17, 2010, by and among Pareteum Corporation and the stockholders of ValidSoft Limited other than Enterprise Ireland (incorporated by reference to Exhibit 2.1 to Pareteum Corporation’s current report on Form 8-K dated March 23, 2010).
2.5	Agreement and Plan of Merger by and among iPass Inc., TBR, Inc. and Pareteum Corporation dated November 12, 2018 (incorporated by reference to Pareteum Corporation’s current report on Form 8-k dated November 13, 2018).
3.1	Certificate of Merger (incorporated by reference to Exhibit 3.2 to Pareteum Corporation’s current report on Form 8-K dated October 4, 2011).

3.2	Certificate of Incorporation of Pareteum Communication Corporation, a Delaware Corporation (incorporated by reference to Exhibit 3.2 to Pareteum Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2013).
3.3	By-Laws (incorporated by reference to AppendixC of Pareteum Corporation’s Definitive Proxy Statement on Schedule 14A dated July 26, 2011).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated August 29, 2016).
3.5	Certificate of Designation of Preferences, Rights and Limitations of SeriesA Preferred Stock as corrected (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated September9, 2016).
3.6	Certificate of Designation of Preferences, Rights and Limitations of SeriesA-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated November 3, 2016).
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Pareteum Corporation’s current report on Form 8-K dated November 3, 2016).
3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated February 27, 2017).
3.9	Certificate of Designations, Preferences and Rights of SeriesB Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated November 8, 2017).
3.10	Certificate of Designation of Preferences and Rights of 8% Series C Convertible Preferred Stock (incorporated by reference to Exhibit3.1 to Pareteum Corporation’s current report on Form 8-K dated December 16, 2019).
4.1	Form of Warrant, dated November 17, 2014, issued to Corbin Mezzanine FundI, L.P. (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
4.2	Form of Conversion Letter Agreement, dated November 17, 2014, issued to Saffelberg Investments NV (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
4.3	Form of Warrant, dated November 17, 2014, issued to Saffelberg Investments NV (incorporated by reference to Exhibit 4.3 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
4.4	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine FundI, L.P (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on July 14, 2015).

4.5	Form of Warrant, dated July 9, 2015, issued to Corbin Mezzanine FundI, L.P (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on July 14, 2015).
4.6	Form of Warrant issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on December 24, 2015).
4.7	Corbin Warrant, dated December 27, 2016 issued to Corbin Mezzanine FundI, L.P to purchase 27,051,627 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on December 29, 2016).
4.8	ACM Warrant, dated December 27, 2016 issued to ACM Carry-I LLC to purchase 4,773,817 shares of Common Stock (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on December 29, 2016).
4.9	Amendment No. 1 to Corbin Warrant, dated March 31, 2017 (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on April 6, 2017).
4.10	Amendment No. 1 to ACM Warrant, dated March 31, 2017 (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on April 6, 2017).
4.11	Form of New Warrant (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on July 17, 2017).
4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on December 1, 2017).
4.13	Form of Warrant (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on February 13, 2019
4.14	Form of Pre Funded Warrant (incorporated by reference to Exhibit 4.1 to Pareteum Corporation’s current report on Form 8-K filed on September 23, 2019).
4.15	Form of Warrant (incorporated by reference to Exhibit 4.2 to Pareteum Corporation’s current report on Form 8-K filed on September 23, 2019).
4.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Pareteum Corporation’s current report on Form 8-K filed on September 23, 2019).
10.1	Contract between Vodafone Enabler Espana, S.L. and Pareteum Europe Holding, B.V., dated November 1, 2013 (incorporated by reference to Exhibit 10.11 to Pareteum Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

10.2	Credit Agreement, dated as of November17, 2014, by and among Pareteum Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time partyhereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
10.3	Security Agreement, dated as of November 17, 2014, by and among Pareteum Europe Holding B.V., Pareteum Corporation, the other Grantors from time to time party hereto, and Atalaya Administrative LLC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
10.4	First Amendment to Credit Agreement, dated as of July 9, 2015, by and among Pareteum Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to t Pareteum Corporation’s current report on Form 8-K filed on July 14, 2015).
10.5	Trademark Security Agreement, dated as of November 17, 2014, between Pareteum Europe Holding B.V. and Atalaya Administrative LLC (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K filed on November 21, 2014).
10.6	Release and Settlement Agreement, dated as of June 12, 2015, by and between Pareteum de Mexico, S.A.P.I. de C.V., Pareteum Europe Holding BV, and Pareteum Corporation, and Iusacell, S.A., de C.V. (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on June 16, 2015).
10.7	Severance Agreement, dated as of November 16, 2015, between Pareteum Corporation and Steven van der Velden (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on November 17, 2015).

10.8	Form of Subscription Agreement issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on December 24, 2015).
10.9	Form of 9% Unsecured Subordinated Convertible Promissory Note issued in the 9% Unsecured Subordinated Convertible Promissory Note Financing (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K filed on December 24, 2015).
10.10	Amended and Restated Pareteum Corporation 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to t Pareteum Corporation’s definitive proxy statement on Schedule 14A filed on November 21, 2013).
10.11	Amendment No. 2 to the Amended and Restated Pareteum Corporation 2008 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to Pareteum Corporation’s definitive proxy statement on Schedule 14A filed on August 11, 2014).
10.12	Subscription Agreement (incorporated by reference to Exhibit 3.1 to Pareteum Corporation’s current report on Form 8-K dated September 9, 2016).
10.13	Form of Share Purchase Agreement dated September 30, 2016 (incorporated by reference to Exhibit10.1 to Pareteum Corporation’s current report on Form 8-K dated October 6, 2016).
10.14	Promissory Note dated September 30, 2016 (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated October 6, 2016).
10.15	License Agreement dated September 30, 2016 (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K dated October 6, 2016).
10.16	Subscription Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated November 3, 2016).
10.17	Letter Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 21, 2016).
10.18	Amended and Restated Credit Agreement, dated as of December 27, 2016, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 29, 2016).
10.19	Reaffirmation Agreement, dated as of December 27, 2016, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor Pareteum North America Corp., from time to time party hereto as Guarantors and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated December 29, 2016).

10.20	Letter Agreement, dated as of March 6, 2017, by and among Elephant Talk Europe Holding B.V., as the Borrower, Pareteum Corporation, as the Parent and Guarantor, the other Subsidiaries of the Parent, from time to time party hereto as Guarantors, the Lenders from time to time party hereto and Atalaya Administrative LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated March 7, 2017).
10.21	Agreement, dated March 30, 2017 (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated March 31, 2017).
10.22	Amendment, dated March 31, 2017 (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated April 6, 2017).
10.23	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated July 17, 2017).
10.24	Pareteum Corporation 2017 Long-Term Incentive Compensation Plan (incorporated by reference to Appendix A to Pareteum Corporation’s definitive proxy statement on Schedule 14A filed on July 27, 2017).
10.25	Placement Agency Agreement, dated October 5, 2017, between Pareteum Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated October 5, 2017).

10.26	Form of Share Exchange Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated October 16, 2017).
10.27	Form of Strategic Alliance Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated October 16, 2017).
10.28	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 1, 2017).
10.29	Form of Placement Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated December 1, 2017).
10.30	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated May 9, 2018).

10.31	Form of Placement Agreement (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated May 9, 2018).
10.32	Management Services Agreement (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).
10.33	Amendment dated June7, 2018 to Management Services Agreement (incorporated by reference to Exhibit10.2 to Pareteum Corporation’s current report on Form 8-K dated June 7, 2018).
10.34	Consent and Amendment No. 1 to Credit Agreement by and among iPass Inc., iPass IP LLC, Fortress Credit Corp., FIP UST LP and DBD Credit Funding LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.35	Joinder to Security Agreement by Pareteum Corporation (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.36	Joinder to Guarantee by Pareteum Corporation (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.37	Joinder to Pledge Agreement by Pareteum Corporation (incorporated by reference to Exhibit 10.4 to Pareteum Corporation’s current report on Form 8-K dated February 13, 2019).
10.38**	Pareteum Corporation Amended 2018 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s registration statement on Form S-8 filed on June 28, 2019).
10.39	Placement Agency Agreement between Pareteum Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 to Pareteum Corporation’s current report on Form 8-K filed on September 23, 2019).
10.40	Form of Securities Purchase Agreement among Pareteum Corporation and certain investors (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K filed on September 23, 2019).
10.41	Employment Agreement, dated October 29, 2019, between Pareteum Corporation and Laura W. Thomas (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated November 5, 2019).
10.42	Senior Secured Convertible Note, dated June 8, 2020, made by Pareteum Corporation (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated June 9, 2020).
10.43	Securities Purchase Agreement, dated June 8, 2020, between Pareteum Corporation and HT Investments SA, LLC (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated June 9, 2020).
10.44	Warrant to Purchase Common Stock, dated June 8, 2020, issued by Pareteum Corporation (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K dated June 9, 2020).

10.45	Separation Agreement between Pareteum Corporation and Victor Bozzo, dated June 9, 2020 (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated June 12, 2020).
10.46	Management Services Agreement Termination, dated July 1, 2020, by and between Pareteum Corporation and Bart Weijermars (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated July 8, 2020).
10.47	Employment Contract, dated as of July 1, 2020, by and between Pareteum B.V and Bart Weijermars (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated July 8, 2020).
10.48	Form of Subscription Agreement for 8% Series C Redeemable Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2019).
10.49	Form of Exchange Agreement between the Company and each holder of shares of 8% Series C Redeemable Preferred Stock (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated July 27, 2020).
10.50	Forbearance Agreement, dated as of November 30, 2020, between Pareteum Corporation and HT Investments SA LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 1, 2020).
10.51	Letter agreement, dated as of December 8, 2020, between Pareteum Corporation and High Trail Investments SA LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 9, 2020).
10.52	Letter agreement, dated as of December 23, 2020, between Pareteum Corporation and High Trail Investments SA LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated December 23, 2020).
10.53	Letter agreement, dated as of December 23, 2020, between Pareteum Corporation and High Trail Investments SA LLC (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated December 23, 2020).
10.54	Letter agreement, dated as of January 4, 2021, between Pareteum Corporation and High Trail Investments SA LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated January 6, 2021).
10.55	Letter agreement, dated as of February 1, 2021, between Pareteum Corporation and High Trail Investments SA LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated February 2, 2021).
10.56	Letter agreement, dated as of March 1, 2021, between Pareteum Corporation and High Trail Investments SA LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated March 1, 2021).
10.57	Senior Second Lien Secured Convertible Note, dated February 22, 2021, made by Pareteum Corporation (incorporated by reference to Exhibit 10.1 to Pareteum’s current report on Form 8-K filed February 24, 2021).
10.58	Securities Purchase Agreement, dated as of February 22, 2021, between Pareteum Corporation and B.M.F. De Kroes-Brinkers (incorporated by reference to Exhibit 10.2 to Pareteum’s current report on Form 8-K filed February 24, 2021).
10.59	Warrant to Purchase Common Stock, dated February 22, 2021, issued by Pareteum Corporation (incorporated by reference to Exhibit 10.3 to Pareteum’s current report on Form 8-K filed February 24, 2021).
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1. to Pareteum’s Form 10-K filed March 18, 2019)
23.1*	Consent of Baker Tilly US, LLP
31.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document. (*)

101.SCH	XBRL Taxonomy Extension Schema Document. (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)

*	Filed Herewith
**	Employee Compensation Plan
***	Confidential Treatment has been requested for certain portions of this Exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pareteum Corporation

By:	/s/ Bart Weijermars
Name:	Bart Weijermars
Title:	Interim Chief Executive Officer

Date:	March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Mary Beth Vitale	Interim Chairman of the Board of Directors	March 12, 2021
Mary Beth Vitale

/s/ Bart Weijermars	Interim Chief Executive Officer	March 12, 2021
Bart Weijermars	(Principal Executive Officer)

/s/ Laura Thomas	Interim Chief Financial Officer	March 12, 2021
Laura Thomas	(Principal Financial and Accounting Officer)

/s/ Luis Jimenez-Tuñon	Director	March 12, 2021
Luis Jimenez-Tuñon

/s/ Robert Lippert	Director	March 12, 2021
Robert Lippert