Form 10-K
period 2020-12-31
PARETEUM Corp
filed 2021-06-17
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Common Stock, $0.00001 par value per share
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, was approximately $82 million based on the closing sale price of the Company’s common stock on such date of $0.62 per share, as reported by the Nasdaq Capital Market.
As of June 8, 2021, there were 141,778,392 shares of common stock outstanding.

Pareteum Corporation
Form 10-K
For the fiscal year ended December 31, 2020

Note on Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report, including the documents incorporated by reference in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Annual Report”), includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). With the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. However, our actual results may differ materially from those contained in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
•risks and uncertainties associated with the integration of the assets and operations we have acquired and may acquire in the future;
•our possible inability to generate additional funds that will be necessary to expand our operations;
•the substantial doubt about our ability to continue as a going concern expressed in the most recent report on our audited financial statements;
•our potential lack of revenue growth;
•the length of our sales cycle;
•pending investigations by the Securities and Exchange Commission ("SEC") and other lawsuits;
•the outbreak and impact of the novel coronavirus ("COVID-19") on the global economy and our business;
•our potential inability to add new products and services that will be necessary to generate increased sales;
•our potential inability to develop and successfully market platforms or services or our inability to obtain adequate funding to implement or develop our business;
•our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this report within the time periods and in the manner currently anticipated;
•the effectiveness of our internal control over financial reporting, including the identification of additional control deficiencies;
•risks related to restrictions and covenants in our convertible debt facility that may adversely affect our business;
•risks related to our current noncompliance with certain terms under our convertible debt facility;
•our potential loss of key personnel and our ability to find qualified personnel;
•international, national, regional and local economic political changes, political risks, and risks related to global tariffs and import/export regulations;
•fluctuations in foreign currency exchange rates;
•our potential inability to use and protect our intellectual property;
•risks related to our continued investment in research and development, product defects or software errors, or cybersecurity threats;

•general economic and market conditions;
•regulatory risks and the potential consequences of noncompliance with applicable laws and regulations;
•increases in operating expenses associated with the growth of our operations;
•risks related to our capital stock, including the potentially dilutive effect of issuing additional shares and the fact that shares eligible for future sale may adversely affect the market for our common stock;
•the possibility of telecommunications rate changes and technological changes;
•disruptions in our networks and infrastructure;
•the potential for increased competition and risks related to competing with major competitors who are larger than we are;
•our positioning in the marketplace as a smaller provider;
•risks resulting from the restatement of our financial statements for the year ended December 31, 2018, the interim periods contained therein and the interim periods ended March 31, 2019 and June 30, 2019; and
•those risks listed in the sections of this Annual Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.
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
AVAILABLE INFORMATION
We maintain a corporate website with the address www.pareteum.com. We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “News– Press Releases” and “Investors – News.” Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings, public conference calls and webcasts. We are not incorporating information contained in the website by reference into this Annual Report.
We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at https://www.sec.gov. We make available, free of charge, through our website, our reports, proxy and information statements and other information, and any amendments to these reports, as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the SEC.

PART I
In this Annual Report, references to “Pareteum,” the “Company,” “we,” “us” and “our” refer to Pareteum Corporation, a Delaware corporation, and its consolidated subsidiaries.
Item 1. Business
Overview
Pareteum Corporation (OTC: TEUM) is a cloud software communications platform company with a mission - to Connect Every Person and Every(Thing)™.
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
The vast majority of our platform is comprised of our internally-developed software and intellectual property, which provides our customers with flexibility in how they use our products and allows us to be market-driven going forward. We have been granted more than 70 patents related to techniques and processes that support our cloud software and communications platform solutions. Our platform services partners (whose technologies are integrated into our cloud) include: Hewlett Packard Enterprise, IBM, AT&T, Amazon Web Services, Sonus, Veniam, Oracle, Microsoft, NetNumber, Affirmed Networks and other world-class technology providers.
Pareteum is a mission-focused company that seeks to empower “Every Person and Every(Thing)” to be globally connected, hence our slogan – ANY DEVICE, ANY NETWORK, ANYWHERE™. The Pareteum cloud communications platform targets large and growing sectors from IoT, Mobile Virtual Network Operators, Enablers and Aggregators (“MVNO,” “MVNE” and “MVNA”), Smart Cities, and application developer markets, each in need of mobile platforms, management and connectivity. These sectors need Communications Platform-as-a-Service (“CPaaS”), which Pareteum delivers.
Coronavirus Pandemic
In March 2020, COVID-19 began spreading across the globe and was declared a pandemic by the World Health Organization; the President of the United States (“U.S.”) declared this a national emergency. The economic effects of the pandemic and resulting social changes are not predictable. There are a number of uncertainties arising from COVID-19 that have impacted and could continue to impact our operating results: the effectiveness of COVID-19 mitigation measures, the duration of the pandemic, the pace and effectiveness of vaccination efforts, and the effect on global economic conditions. Likewise, business operational changes, work from home, school from home and shop from home all impact consumer confidence and the availability of supply chains to support these activities. We expect our operating and financial results to continue to be impacted by COVID-19 for the duration of the pandemic.
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

Innovative Use Cases
Many sectors, from traditional network operators to disruptive technology and data-driven companies, have found many innovative use cases for our platforms. Beyond simply enabling communications between people and devices, the Company’s platforms are designed to enable any of the following, among others:
•Smart homes, including smart appliances, smart energy meters, wearables etc.
•Connected cars
•Smart cities
•Smart logistics and supply chains
•Smart healthcare applications
In addition to the foregoing, as a result of acquisitions completed in October 2018 and February 2019, the Company has acquired certain intellectual property portfolios (the “Acquired IP Rights”), which it now manages through various wholly owned direct and indirect subsidiaries. The Company utilizes patent, copyright, trademark, and trade secret laws in the U.S., Europe, and elsewhere to protect the Acquired IP Rights.
Business Model
At Pareteum, our mission is to “Empower Communications Service Providers (“CSPs”), Enterprises and Developers to simply create and control their own wireless communications products and experience through our powerful combination of software, services and global connectivity.” We believe that open software and interfaces for communications services will create more innovation, economic freedom, and opportunity equality worldwide, just like the internet did for information. Our value proposition intersects with numerous applications and industries. It is our strong belief that no other company in the CPaaS market offers similarly broad value in such a comprehensive way.
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
Go-to-Market and Growth Strategy
Pareteum is in growth mode, which we expect to achieve through a combination of organic growth as well as targeted mergers and acquisitions, such as the 2018 and 2019 Artilium, iPass and Devicescape acquisitions.
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
We also follow an organic growth plan focused on three core areas:
•Exploring cross-sale and up-sale opportunities among Pareteum’s recent customer acquisitions – focused on offering new products and services that complement or supplement their existing or future needs so to accelerate their strategy;
•Platform evolution – enhance and expand existing products and services; and
•Geographic expansion—focusing on entering new markets, such as South East Asia and Latin America.
Employees
As of December 31, 2020, the Company had 200 total employees worldwide, of which 199 were full-time employees.
Research & Development
Pareteum’s research and development function attempts to ensure that its communications platforms grow in line with customer needs and technological advancement, and remain resilient, reliable and secure. Product development expenses for the years ended December 31, 2020 and 2019 were $10.3 million and $13.0 million, respectively.
Intellectual Property
Pareteum relies on a combination of patents, copyright, trademark, and trade secret laws in the U.S., Europe and elsewhere. The Company protects its brand and reputation through the exploitation of a number of registered and unregistered trademarks and service marks. Pareteum has a patent portfolio of over 70 granted patents. The current patent portfolio includes, but is not limited to, a set of developments embracing areas such as advanced network characterization and migration, automated configuration for network appliances, method and system for changing security information in a computer network, method and system for verifying and updating the configuration of an access device during authentication, service quality monitoring process, system and method for enabling wireless social networking, and system and method for network curation, all expiring through 2034, and subject to renewals.
Pareteum further protects its intellectual property rights by requiring all its employees and independent contractors involved in the development of intellectual property to assign those rights to the Company, to the greatest extent permitted by applicable law.

Sales and Marketing
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
We engage with prospective and existing customers through an enterprise sales approach. Our sales executives directly engage C-Level executives and other senior business, product, and technical decision makers responsible for the end-user experience and financial results at their companies. Our sales executives work to educate these decision makers and their teams about the benefits of using the Pareteum Experience Cloud Platform to launch and scale robust communications experiences.
Customers
Our customers are tier 1 communications service providers that provide telecommunications services to end-users, Fortune 1,000 companies, mobile virtual network enablers of all sizes, software developers, banks, financial and online payment services companies, global consulting companies, mobile marketing platforms, telecommunications applications, and many others.
A customer advocate is assigned to each new contract, and a multi-step process of hand-off from sales to service is handled by this distinct team that is made up of experienced staff around the globe and supported by back office professionals throughout the U.S., United Kingdom ("U.K."), Europe, the Middle East, Africa, Asia Pacific and Latin America.
Pareteum provides multiple levels of customer support, including 24/7 support, to ensure service levels and network reliability to meet the expectations and requirements of Pareteum’s customers. We believe that customers that use the Pareteum Experience Cloud Platform value our network reliability and availability, responsive customer support, competitive pricing, and collaborative approach.
The Company has significant customers and the loss of these customers could have an adverse effect on our business, results of operations and financial condition. For the year ended December 31, 2020, two significant customers each individually accounted for 21% and 20% of our revenue and for the year ended December 31, 2019, one customer accounted for 20% of our revenue.
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
We believe that our ability to compete depends on several factors, including:
•the development of software products by others that are competitive with our products and services;
•the price at which others offer competitive software and services;
•the ability to make use of the networks of mobile network operators;
•the technological changes of telecommunication operators affecting our ability to run services over their networks;
•the ability of competitors to deliver projects at a level of quality that rivals our own;
•the responsiveness of our competitors to customer needs; and
•the ability of our competitors to hire, retain and motivate key personnel.
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

The CPaaS market is moving quickly. We believe that the key competitive differentiators for Pareteum in the near-term will be:
•Scale and international reach of connectivity;
•Comprehensiveness of platform offerings;
•Ease of deployment and implementation; and
•Scalability and reliability of service.
Pareteum considers itself well-placed to be judged on those criteria. The Company is confident that its network of global and international connectivity partners will enable it to access markets that currently are under-served and compete equally with larger competitors in mature markets. In addition, Pareteum is confident that few other players have the breadth of value-added services to complement the core connectivity platforms, resulting in competitive positioning for each of the areas where it competes:
•MVNE services for CSPs: In a fragmented market without large competitors, Pareteum is well-known in the industry for a wide range of platform functionalities and high-flexibility to adapt to customer needs and accommodate complex requirements at a competitive price. As a result, Pareteum is serving leading CSPs in Europe, Asia Pacific, North America, Latin American and Africa, untapping solid growth potential in each of these markets.
•Wi-Fi connectivity aggregation for enterprise customers: Pareteum has built an extensive Wi-Fi footprint with exclusive deals, covering more hotels, airports, business, leisure and outdoor areas. Pareteum offers a unified user experience with seamless access across Wi-Fi hotspots to blue chip customers, with a variety of successful business models.
•Short Message Service Application-To-Person (“SMS A2P”) messaging for Enterprise customers: Leveraging global connectivity agreements enabling competitive price points and a strong competitive position in Europe, Pareteum offers fully programmable business-to-consumer messaging across a wide range of mobile and social channels with simple Application Programming Interface (“API”) integration.
•IoT connectivity platform for IoT solution providers: Leveraging on the above capabilities, Pareteum is in an advantageous position to build a unique proposition for IoT solution providers that would benefit from the large growth potential in IoT. The foundations are in place and Pareteum has already received very positive commercial traction.
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
One key tenet in our competitive strategy, however, is to actually lower the competitive barriers to market for new customers to create new mobility and communications applications and businesses. We intend to disrupt existing markets and have the advantage of quick time-to-market for those newly enabled business models and opportunities. These include, for example:
•Uniquely tailored data services such as unlimited social media, messaging apps or streaming music services.
•Global roaming connectivity without local infrastructure: e.g., business executives using a multi-SIM worldwide phone.
•Creation of personal, branded, mobile services.
•One-stop shop for bundles of IoT and machine-to-machine (“M2M”) services: through plug-ins to multiple vertical applications and specialized platforms. One-stop shop for current and next-gen Global System for Mobile (“GSM”) communications and Wi-Fi connectivity, deployed seamlessly through our CPaaS solutions.
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
Any failure by us, our suppliers or other parties with whom we do business to comply with our contractual commitments or policies or with federal, state, local or international regulations could result in proceedings against us by governmental, regulatory and supervisory authorities or others. In many jurisdictions (especially the European Union ("EU")), enforcement actions and consequences for noncompliance are rising. In the U.S., these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general and legislatures and consumer protection agencies. In addition, security advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.
Internationally, most jurisdictions in which we operate have established or strengthened their own data security and privacy legal framework with which we and our customers must comply, including but not limited to the EU, the U.K. and Switzerland. The EU and U.K. data protection landscape changed significantly in 2018, resulting in significant operational costs for internal compliance and risk to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, and together with national legislation, regulations and guidelines of the EU, U.K. and Switzerland, ushered in a new and complex data protection regime including principles, rights and obligations with extraterritorial reach of the EU, U.K. and Swiss data protection authorities. The European data protection and security laws, including GDPR, provide for extensive data subject rights, robust obligations on data controllers and processors and additional requirements on businesses to put in place data protection and security compliance programs, systems and processes. Continued evolvement of, and varied implementation and interpretation of such European data protection and security laws has increased, and continues to extend, our obligations and potential liability for failing to meet these requirements and our obligations under such laws. Among other requirements, the GDPR (and its U.K. equivalent commonly referred to as the “U.K. GDPR”) regulates transfers of personal data (subject to such laws) from the European Economic Area (“EEA”) and the U.K. to the U.S. as well as other countries outside the EEA and the U.K. which are deemed not to provide adequate standards of data protection to the levels required by GDPR. The recent European Court of Justice judgement in July 2020 which nullified the EU-U.S. Privacy Shield, its critical remarks about lack of data protection safeguards for non-US nationals, and subsequent and consequent measures taken by European data protection regulators in response to this judgement, has increased uncertainty in respect of data transfers from the EEA, U.K. and Switzerland to the U.S., creating serious challenges, uncertainties and increased costs for businesses such as ours. The GDPR and U.K. GDPR also impose numerous privacy-related obligations and requirements for companies operating in the EU and the U.K. including requiring data controllers not to transfer personal data to U.S.-based processors unless they agree to certain legally binding processing obligations, greater control for data subjects (for example, the “right to be forgotten”), increased data portability for EU and U.K. consumers, data breach notification requirements and exposure to substantial fines for non-compliance. Under the GDPR and U.K. GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the non-compliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s and U.K. GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The frequency and quantum of fines imposed by EU and U.K. data protection regulators under GDPR and U.K. GDPR has been increasing since 2019. The GDPR and U.K. GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries and affiliates, including employee personal data.

On January 31, 2020, the U.K. ceased to be a member of the EU, an event generally referred to as “Brexit”. Following the end of the transition period on December 31, 2020, the U.K. left the EU Single Market and Customs Union, and is no longer subject to EU law or a party to the EU’s trade agreements. Effective from January 1, 2021, the free movement of persons, goods, services and capital between the U.K. and the EU, as it existed before December 31, 2020, ended and the EU and the U.K. now form two separate markets; two distinct regulatory and legal spaces. This will create barriers to trade in goods, services and to cross-border mobility and exchanges (including data) that did not exist prior to December 31, 2020.
Even though the U.K. reached an agreement with the EU on the terms of their future cooperation, as reflected in the EU-U.K. Trade and Cooperation Agreement ("TCA") and related documents, and the U.K. government has sought to reproduce the effects of the EU trading agreements and EU laws (including the implementation of U.K. GDPR) that previously applied to it, material changes took effect from January 1, 2021. It is unclear how the TCA will actually be implemented, how it will affect the nature of the U.K.’s relationship with the EU and how it will impact our business. It is also unclear how the U.K.’s new arrangements with other countries will actually be implemented and the coverage of those agreements. The effects of this uncertainty will continue to impact the political and economic environment in the U.K. and across other EU member states, and may impair our ability to transact business. This uncertainty could also continue to affect the U.K., the EU and worldwide economic or market conditions and contribute to instability in global financial markets, and the value of the pound sterling or other currencies, including the Euro.
Additionally, now that the U.K. and EU regulatory and legal spaces are distinct and separate, the regulatory frameworks of the U.K. and the EU may subsequently change and potentially divergent laws and regulations may develop, including those relating to data protection and security. This may have adverse practical and/or operational implications for our business that involves data processing and cross-border data transfers, including the potential disruption to data transfers, additional compliance and operational costs and necessary operational changes.
Although the current arrangements between the EU and U.K. permit flow of data between these two regions for a period of up to 6 months from January 1, 2021, the European Commission has not yet made any determination as to whether U.K. is a safe country for personal data transfer. Even if such finding is made, with the U.K. not required to follow EU laws, there is an increased risk of divergence in data protection and security laws (and related guidance) between the U.K. and the EU, with the possibility of EU restricting data flows to the U.K. and vice versa. This has the potential to cause disruption to data transfers and our operations and result in additional compliance and operational costs.
Non-compliance with relevant data privacy laws, directives and regulations, such as the GDPR and U.K. GDPR, could result in proceedings against us by governmental regulatory and supervisory authorities, customers, suppliers, data subjects and others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, concerns about U.S. data protection safeguards for non-U.S. nationals, compliance cost, potential risk exposure and uncertainty for these entities and businesses, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them.
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
Following approval at the Company’s 2016 annual stockholders’ meeting, the Company was rebranded and formally renamed “Pareteum Corporation.” Since November 12, 2020, prices for the Company’s common stock have been quoted on the OTC Markets Group Inc.’s Pink Open Market under the symbol "TEUM."
Pareteum currently has offices in the U.S., Spain, Indonesia, Germany, Belgium, the Netherlands and India and maintains a minor presence in other locations.
Pareteum®, the Pareteum logo, the strapline to “Connect Every Person and Every(Thing)™” and other trademarks or service marks of Pareteum, as well as those trademarks or service marks of the Artilium and iPass group companies, which appear in this Annual Report are the property of Pareteum Corporation or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.
Acquisitions
Devicescape Asset Purchase
On April 22, 2019, the Company, together with Devicescape Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the “Holdco” and together with the Company, the “Buyer”), entered into an asset purchase agreement (the “Purchase Agreement”) with Devicescape Software, Inc., a California corporation (“Devicescape”), whereby the Buyer acquired certain assets of Devicescape and assumed certain liabilities of Devicescape, such that Holdco continued as a surviving subsidiary of the Company holding the acquired assets and assuming those certain liabilities of Devicescape (the “Devicescape Purchase”). The Company paid cash consideration of $2.0 million and issued to the stockholders of Devicescape an aggregate of 400,000 shares of the Company’s common stock at a value of $1.7 million based on the Company's closing stock price on April 22, 2019, of $4.23 per share. See Note 2, Acquisitions and Disposition - Devicescape Asset Purchase in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional information.
iPass, Inc. Acquisition
On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “iPass Merger Agreement”) by and among the Company, iPass Inc. (“iPass”), and TBR, Inc., a wholly owned subsidiary of the Company (“TBR”). In aggregate, the Company issued 9,865,412 shares of common stock to the iPass stockholders in February 2019. iPass is a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. See Note 2, Acquisitions and Disposition - iPass, Inc. Acquisition in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional information.

Financial Information About Segments
The Company has three operating segments, Legacy Pareteum, Artilium and iPass, which have been aggregated into one reportable segment. Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”) manages segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. The CODM assesses performance of the Company’s major lines of business, MVNO, MVNE, Messaging, and Enterprise (“Business Lines”), based on revenue, however the lowest level of discrete financial information, including revenue, cost of sales, gross margin and earnings, is at the primary business units, which represent the Company’s operating segments. The CODM makes resource allocation decisions, primarily regarding the number of employees allocated, based on revenue, gross margin, earnings and cash flows on a consolidated basis. The CODM is not provided and does not use asset information when making operating decisions, assessing performance, or allocating resources. For additional information regarding our reportable segment, see “Note 1, Business and Summary of Significant Accounting Policies – Segment Reporting” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional information.
Item 1A.  Risk Factors
An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all of your investment.
Risks Related to Our Business
The restatement of our previously issued financial statements contained in Amendment No. 1 to our Annual Report for the year ended December 31, 2018 on Form 10-K/A and in our Annual Report on Form 10-K for the year ended December 31, 2019, may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on our stock price.
On October 21, 2019, our board of directors determined that the Company’s financial statements that were included in its annual report for the year ended December 31, 2018 and quarterly reports for the quarters ended March 31, 2019 and June 30, 2019 (collectively, the “Non-Reliance Periods”) should no longer be relied upon. Similarly, related press releases, earnings releases, and investor communications describing the Company’s financial statements for the Non-Reliance Periods should no longer be relied upon. The Company restated its financial statements for the Non-Reliance Periods in the previously filed amendment to our Annual Report for the year ended December 31, 2018 on Form 10-K/A and the previously filed Annual Report on Form 10-K for the year ended December 31, 2019.
As a result of these restatements and associated non-reliance on previously issued financial information, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. Likewise, the attention of our management team has been diverted by these efforts. In addition, we have become subject to, and could also be subject to additional, stockholder, governmental, regulatory, or other actions or demands in connection with the restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price. In connection with the restatement of our financial statements for the Non-Reliance Periods, our management identified material weaknesses in our internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of this report. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Further, management determined that control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, management has concluded that management’s reports related to the effectiveness of internal and disclosure controls may not have been correct. As a result, loss of investor confidence and negative impacts on our stock price are possible.

Our business may be adversely impacted by risks, or the public perception of the risks, related to the COVID-19 pandemic.
The outbreak of COVID-19 and response to control its spread have adversely affected the economies and financial markets of many countries, resulting in a global economic downturn. As a response to the spread of COVID-19 many countries, including the U.S., Great Britain and other jurisdictions in Europe, South America, and the Middle East where we have employees, have taken measures designed to limit the spread of COVID-19, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. Governments around the world have required residents to remain in their homes along with limitations on which businesses are allowed to open and the number of workers allowed at each site. Although many of these orders have been partially or fully lifted in certain jurisdictions, the full impact of these indefinite travel restrictions and alternative working arrangements are unknown, may negatively impact the productivity of our employee base, and may have a negative effect on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.
The continued spread of COVID-19 has had an adverse impact on the business of some of our customers while other customers in certain industries have seen an increase in customer demand. COVID-19 could still have an adverse impact on our business partners and third-party business partners.
While the full impact of the COVID-19 outbreak is unknown at this time, we are closely monitoring the developments and continually assessing the potential impact on our business. Our business may be adversely affected by the COVID-19 outbreak due to the following risks, any of which may lead to an adverse effect on our financial condition and results of operations:
•a number of our employees may be infected and/or subject to quarantine periods and may be unable to perform their duties and our offices may be forced to operate with a reduced workforce and/or be forced to close under the temporary emergency regulations. This may lead to ineffective control over our business and a lower work efficiency, productivity and financial performance;
•a reduced workforce, lack of international travel, and few face-to-face meetings with customers and potential customers may adversely affect our operations;
•we may experience difficulties in collecting amounts due from customers, including major customers, due to a downturn in their financial condition; and
•due to the COVID-19 pandemic, a significant number of our employees have moved to work from their homes and remotely access our IT networks. Such remote working mode creates the risk of attacking the end-point user stations, connection channels and gateways. These potential breaches of our security measures may harm our business.
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
Our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2020 contains a paragraph expressing substantial doubt about our ability to continue as a going concern. Based on our current projection of revenue, expenses, capital expenditures and cash flows, we will not have sufficient resources to fund our operations and meet the obligations specified in the documents governing our convertible financing for the next twelve months following the filing of this Annual Report. Our software platforms require ongoing funding to continue the current development and operational plans and we have a history of net losses. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the continued development of our software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of our services. In addition, other unanticipated costs may arise. As a result, we believe that additional capital will be required to fund our operations. To access capital to fund operations and provide growth capital to meet the obligations under our outstanding convertible note, we may need to restructure our convertible indebtedness and raise capital in one or more debt and/or equity offerings. However, there can be no assurance that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. In particular, a decline in the market price of our common stock, coupled with the delisting of our common stock from the Nasdaq Stock Market, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
The current economic climate, especially in Europe, may have an adverse effect in the markets in which we operate.
Much of our customers’ business is consumer driven, and to the extent there is a decline in consumer spending, our customers could experience a reduction in the demand for their services and consequently affect the demand for our services and a decrease in our revenue, net income and an increase in bad debts arising from non-payment of our trade receivables. The potential adverse effects of an economic downturn include:
•reduced demand for services, resulting in increased price competition or deferrals of purchases, with lower revenue not fully compensated through reduced costs;
•risk of financial difficulties or failures among our suppliers;
•increased demand for customer finance, difficulties in collection of accounts receivable and increased risk of counterparty default;
•risk of impairment losses related to our intangible assets as a result of lower forecasted sales of certain products;
•increased difficulties in forecasting sales and financial results as well as increased volatility in our reported results; and
•end-user demand could also be adversely affected by reduced consumer spending on technology, changed operator pricing, security breaches and trust issues.
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
Our software platforms require ongoing funding to continue our current development and operational plans and we have a history of net losses. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the continued development of our software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of our services. In addition, other unanticipated costs may arise. When our available cash and cash equivalents become insufficient to satisfy our liquidity requirements, or if and when we identify additional opportunities to do so, we will likely seek to sell additional equity or debt securities or obtain additional credit facilities.
Failure to obtain such adequate financing could substantially delay our development, slow down current operations, result in loss of customers and adversely impact our results of operations. Additionally, the funds we need may not be available when we need them, on terms that are acceptable to us, or at all. In particular, a decline in the market price of our common stock, coupled with the delisting of our common stock from the Nasdaq Stock Market, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
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
We face the following risks to our networks, infrastructure and software applications:
•significant weather events can physically damage access lines;
•power surges and outages, computer viruses or hacking, earthquakes, terrorism attacks, vandalism and software or hardware defects which are beyond our control; and
•unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

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
Our business is directly affected by the length of our sales cycle and strategic mobile partnership cycles with mobile network operators and other large enterprises. Our software platforms, outsourced solutions and value-added communication services are relatively complex and their purchase may involve a significant commitment of mostly human capital, with attendant delays frequently associated with the allocation of substantial human resources and procurement procedures within an organization. The purchase of these types of products typically also requires coordination and agreement across many departments within a potential customer. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown in the communications industry, which may recur in the current economic climate, including as a result of the COVID-19 pandemic and the government shutdown orders that have been implemented in many jurisdictions around the world in an effort to slow the spread of the pandemic, our typical sales cycle may lengthen, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales and strategic mobile partnership cycle could reduce growth in our revenue in the future, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Because most of our business is conducted outside the U.S., fluctuations in foreign currency exchange rates versus the U.S. Dollar could adversely affect our results of operations.
Currently most of our net revenue, expenses, and capital expenditures are derived and incurred from sales and operations outside the U.S., whereas the reporting currency for our consolidated financial statements is the U.S. Dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country, making the Euro the predominant currency in which our business is conducted. Considering the fact that most income and expenses are not subject to relevant exchange rate differences, it is only at a reporting level that the translation needs to be made to the reporting unit of USD. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the U.S., and changes in exchange rates have had and may continue to have a significant, and potentially distorting effect (either negative or positive) on the reported results of operations, not necessarily being the result of operations in real terms. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the USD/Euro exchange rates.
We historically have not engaged in hedging transactions since we primarily operate in same-currency countries, currently being the Euro (“EUR”). However, the operations of affiliates and subsidiaries in non-US countries have been funded with investments and other advances denominated in foreign currencies and more recently in USD. Historically, such investments and advances have been long-term in nature, and we have accounted for any adjustments resulting from currency translation as a charge or credit to Accumulated other comprehensive loss within the Stockholders’ Deficit section of our Consolidated Balance Sheets. Although we have not engaged in hedging in the past, we continue to assess on a regular basis the possible need for hedging.
We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenue, results of operations and financial condition.
Our services related to cloud-based communications software and information systems, outsourced solutions, and value-added communication services are subject to competitive pressure, and we expect competition to continue to increase. We compete with telecom solution providers, independent software and service providers, and the in-house IT and network departments of communications companies as well as firms that provide IT services (including consulting, systems integration and managed services), software vendors that sell products for particular aspects of a total information system, software vendors that specialize in systems for particular communications services (such as Internet, land-line and mobile services, cable, satellite and service bureaus) and companies that offer software systems in combination with the sale of network equipment. Also, in this more fragmented market, larger players exist with associated advantages described earlier with which we need to compete against.
We believe that our ability to compete depends on several factors, including:
•the development by others of software products that are competitive with our products and services;
•the price at which others offer competitive software and services;
•the ability to make use of the networks of mobile network operators;
•the technological changes of telecommunication operators affecting our ability to run services over their networks;
•the ability of competitors to deliver projects at a level of quality that rivals our own;
•the responsiveness of our competitors to customer needs; and
•the ability of our competitors to hire, retain and motivate key personnel.
A number of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition. Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties. Many of our competitors are also able to offer service at lower prices than we are, forcing us to match their prices in response. This negatively affects our gross margins and financial results of operations. If we fail to effectively compete, we may experience lower revenue and/or net income, which could materially and adversely affect our financial condition, results of operations and cash flows.

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
We need to expand our network to maintain and grow our business and revenue. If we fail to expand and maintain an effective sales force or successfully develop our relationships with new customers, our business, prospects and brand may be materially and adversely affected. We cannot assure you that we will be able to successfully grow our client base or expand the number of services provided to them. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected, which could prevent our revenue from covering our fixed costs and deny the Company operating leverage, delaying the date at which we achieve profitability. Accordingly, if we do not grow our revenue and business, we will not achieve profitability in the near term, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows and the trading price of our common stock.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II, Item 9A, "Controls and Procedures," of this Annual Report, our management identified material weaknesses in internal controls related to:

•Not applying appropriate foreign currency translations during prior years impacting the account valuation of Property, Plant & Equipment;
•Complying to identify and account for operating leases in accordance with ASC 842; and
•Proper capitalization of software identified during review of projects.

•Entity-level controls were not effective due to certain executive management “tone at the top” issues which contributed to an ineffective control environment and to deficiencies aggregating to material weaknesses;

•Inadequate and ineffective management assessment of internal control over financial reporting due to unremediated design weakness;
•Ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management and security processes;
•The Company not having sufficient finance and information technology department resources to effectively assess risk and design, operate and oversee effective internal controls over financial reporting while maintaining proper segregation of duties, which contributed to the failure in the effectiveness and adequate identification of certain controls including:
◦Inadequate retention of key documentation evidencing execution of internal controls;
◦Improper and untimely recognition of revenue for prior year end and interim periods for certain customers in accordance with ASC 606, leading to the 2018 Restatement (as defined below) and 2019 interim period restatements; and
◦Incorrect accounting of stock-based compensation for awards granted to employees and non-employees, and of extinguishment of preferred stock.
As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. As described in Part II, Item 9A, "Controls and Procedures," of this Annual Report, we are implementing remedial measures that we believe will effectively remedy the material weakness. If we are unable to remediate the material weakness timely and sufficiently, or are otherwise unable to maintain effective internal controls over financial reporting, we could suffer future material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject regulatory investigations, civil or criminal sanctions and class action litigation.
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
We depend on several significant customers for a substantial portion of our business and the loss of one or more of these customers could have an adverse effect on our business, results of operations and financial condition.
For the years ended December 31, 2020, we had two customers that each individually accounted for 21% and 20% of revenue. For the year ended December 31, 2019, the Company had one customer that accounted for 20% of revenue. Although no other customer accounted for greater than 10% of revenue during these periods, other customers may account for more than 10% of revenue in future periods. In addition, the concentration of customers in the industries in which we operate may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.
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
Design defects or software errors may cause delays in product introductions and project implementations, damage customer satisfaction and may have a material adverse effect on our business, results of operations and financial condition. Our software systems are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct. Because our products are generally used by our customers to perform critical business functions, design defects, software errors, misuse of our products, incorrect data from external sources, or other potential problems within or outside of our control may arise during implementation or from the use of our products and may result in financial or other damages to our customers, for which we may be held responsible. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Our insurance coverage is not sufficient to protect against all possible liability for defects or software errors. In addition, as a result of business and other considerations, we may undertake to compensate our customers for damages caused to them arising from the use of our products, even if our liability is limited by a license or other agreement. Claims and liabilities arising from customer problems could also damage our reputation, adversely affecting our business, results of operations and financial condition.
Political risks, including changes to U.S. tariff and import/export regulations may have a negative effect on our business.
There have been recent changes to U.S. trade policies, treaties and tariffs, including determinations made by the U.S. to reinstate or impose new sanctions levied by the U.S. Department of the Treasury’s Office of Foreign Assets Control against certain nation states. The Company or its subsidiaries may engage in business with entities located in certain regions which may be impacted, directly or indirectly by such changes. If the Company is precluded as a result of changes to sanctions laws from doing business in certain jurisdictions or with certain entities, the loss of any related revenue could impact our business, results of operations and/or financial condition.
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
Although we have directors and officers liability insurance, the coverage under such policies may be insufficient to cover any claim, including the claims pending against us and certain of our directors and officers resulting from the restatement of our financial statements (see Item 3. “Legal Proceedings”). Because we also have obligations to indemnify our current and former officers and directors under our governing documents, liabilities in excess of the limits of our insurance policies that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. Such expenses could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
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
Our long-term success depends on our ability to design, implement, operate, manage, and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet and mobile services. If we are unable to grow and operate a cost-effective network for our customers, our business may fail to grow or decline, which would have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Capital Stock
Covenant restrictions in our debt instruments may limit our flexibility to operate and grow our business, and if we are not able to comply with such covenants, our lenders could accelerate our indebtedness, proceed against certain collateral or exercise other remedies, which could have a material adverse effect on us.
On June 8, 2020, we closed the issuance of $17.5 million aggregate principal amount of our Senior Secured Convertible Notes due 2025 (the “High Trail Note”) under the terms of a securities purchase agreement, also dated as of June 8, 2020 (together with the High Trail Note, the “Note Facility”). The covenants in the Note Facility documents contain a number of provisions that impose operating and financial restrictions which, subject to certain exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness, pay dividends or make distributions or redeem or repurchase our securities, make certain investments, grant liens on assets, sell or dispose of any material assets; and acquire the assets of, or merge or consolidate with, other companies. Additionally, the Note Facility documents contain affirmative covenants that require to us take, and have taken by certain dates, specific actions, some of which have not been satisfied by the dates required, including (i) us filing our restated Form 10-K for the year ended December 31, 2018 with the SEC on or prior to October 31, 2020, (ii) after October 31, 2020, our timely filing subsequent quarterly reports on Form 10-Q with the SEC and (iii) us maintaining the listing of our common stock on the Nasdaq Stock Market. As a result, on December 1, 2020, we entered into a forbearance agreement with the holder of the High Trail Note under which we admitted that we were in default of several obligations and such holder acknowledged such defaults and agreed not to exercise any right or remedy under the Note Facility documents, including its right to accelerate the aggregate amount outstanding under the High Trail Note, until the earlier of December 31, 2020 (subsequently extended to March 31, 2021), the date of any new event of default or the initiation of any action by the Company to invalidate any of the representations and warranties made in such forbearance agreement. On May 24, 2021, the Company entered into a new forbearance agreement with the holder of the High Trail Note under which (i) the Company again admitted it was in default under several obligations under the High Trail Note and related agreements, (ii) the holder acknowledged such defaults and agreed not to exercise any right or remedy under the High Trail Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the High Trail Note, until the earlier of May 31, 2020 or any later date to which such date may be extended (the “Outside Date”), and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in this new forbearance agreement. The Outside Date automatically extends for successive two-week periods unless on or before the then-applicable Outside Date the lender provides notice that the Outside Date is not being extended.
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
As of December 31, 2020, there are (i) 6,704,803 shares of common stock that may be issued upon the exercise of outstanding options, 37,298,850 shares of common stock that may be issued upon the exercise of outstanding warrants and 29,166,667 shares of common stock that may be issued upon the conversion of outstanding convertible indebtedness. Options are exercisable at exercise prices between $0.36 and $62.50 and the warrants are exercisable at exercise prices between $0.37 and $5.38. Accrued interest owed on the High Trail Note may also be paid in the form of shares of our common stock from time to time. If and when these securities are exercised or converted into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any subsequent sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.
In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholders (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three-month period a number of securities that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided that we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.
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
Item 3.   Legal Proceedings
The Company is currently a defendant in various legal actions and asserted claims arising in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. The following sets forth a description of material pending legal proceedings to which the Company is a party.
SEC Investigation. In August 2019 and February 2020, the SEC issued the Company subpoenas requiring the production of documents related to, among other things, the Company’s recognition of revenue, practices with certain customers, and internal accounting controls. The SEC staff has also interviewed and taken testimony from individuals previously employed by the Company in connection with the investigation. The Company is cooperating with the SEC staff in the SEC investigation and discussions with the SEC staff regarding a potential resolution of the investigation with respect to the Company are ongoing.
In re Pareteum Securities Litigation is the consolidation of various putative class actions that were filed in the United States District Court for the Southern District of New York (the “Southern District Court”). The cases were assigned to Judge Alvin Hellerstein, who consolidated the actions on January 10, 2020 and named the Pareteum Shareholder Investor Group as the Lead Plaintiff. The Lead Plaintiff is asserting claims on behalf of purported purchasers and/or acquirers of Company securities between December 14, 2017 and October 21, 2019. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Denis McCarthy, Dawson James Securities Inc., and Squar Milner LLP (“Defendants”). The Lead Plaintiff alleges that Defendants caused the Company to issue certain materially false or misleading statements in SEC filings and other public pronouncements in violation of Sections 10(b) and 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act. The Lead Plaintiff seeks to recover compensatory damages with interest for itself and the other class members for all damages sustained as a result of Defendants’ alleged wrongdoing and reasonable costs and attorney’s fees incurred in the case.
Douglas Loskot v. Pareteum Corporation, et al., is a putative class action pending in the Superior Court of California, County of San Mateo. It was filed on May 29, 2020 on behalf of all former shareholders of iPass Inc. who received shares of the Company’s common stock pursuant to a February 12, 2019 exchange tender offer. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Yves van Sante, Robert Lippert and Luis Jimenez-Tuñon (the “Loskot Defendants”). The Complaint alleges that the Loskot Defendants caused the Company to issue materially false or misleading statements in SEC filings submitted in connection with the tender offer in violation of Sections 11 and 15 of the Securities Act.
Miller ex rel. Pareteum Corporation v. Victor Bozzo, et al. was filed on February 28, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff William Miller (“Plaintiff”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Victor Bozzo, Laura Thomas, Yves van Sante, Luis Jimenez-Tuñon, Robert Lippert, Robert H. Turner, Edward O’Donnell, and Denis McCarthy (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff all costs and expenses incurred in pursuing the claims.

Zhang ex rel. Pareteum Corporation v. Robert H. Turner, et al. was filed on May 26, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Wei Zhang (“Plaintiff”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tuñon, Robert Lippert, Laura Thomas, and Yves van Sante (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff all costs and expenses incurred in pursuing the claim.
Shaw ex. rel. Pareteum Corporation v. Luis Jimenez-Tuñon, et al. was filed on July 10, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Michael Shaw (“Plaintiff”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Luis Jimenez-Tuñon, Robert Lippert, Yves van Sante, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, and Laura Thomas (the “Individual Defendants”). Plaintiff alleges that the Individual Defendants caused the company to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff seeks a judgment awarding Pareteum damages sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, and awarding Plaintiff all costs and expenses incurred in the Shaw Action.
In re Pareteum Corporation Stockholder Derivative Litigation (the “Delaware Derivative Action”) is a consolidated action that was originally filed in the U.S. District Court for the District of Delaware and joins several related derivative actions. On April 3, 2020, the District Court consolidated related suits brought by stockholders Edward Hayes, Juanita Silvera, and Brad Linton (“Plaintiffs”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Laura Thomas, Victor Bozzo, Luis Jimenez-Tuñon, Robert Lippert, Rob Mumby and Yves van Sante (the “Individual Defendants”). Plaintiffs in the related actions have alleged that the Individual Defendants caused Pareteum to issue false or misleading statements in Securities Exchange Commission filings and other public pronouncements in violation of certain federal securities regulations. Plaintiffs allege that as a result of the Individual Defendants’ misconduct, they are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and gross mismanagement. Plaintiffs seek a judgment (1) declaring that the Individual Defendants breached their fiduciary duties and/or aided and abetted the breach of their fiduciary duties; (2) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty and violations of federal securities laws; (3) ordering that the Individual Defendants disgorge any performance-based compensation that was received during, or as a result of, the Individual Defendants’ breaches of fiduciary duty; (4) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (5) granting appropriate equitable or injunctive relief to remedy the Individual Defendants’ breaches of fiduciary duties and other violations of laws; (6) awarding Pareteum restitution from the Individual Defendants; and (7) awarding Plaintiff all costs and expenses incurred in pursuing various actions against the Company and the Individual Defendants. On July 22, 2020, this action was transferred to the U.S. District Court for the Southern District of New York.
Sabby Volatility Warrant Master Fund, Ltd. v. Pareteum Corp., et al., No. 19-cv-10460 (S.D.N.Y.) (the “Section 11 Action”), is an action brought under Section 11 of the Securities Act by an investor, Sabby Volatility Master Fund, Ltd. (“Plaintiff Sabby”), against the Company, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Robert Lippert, Yves van Sante, and Luis Jimenez Tuñon (collectively, the “Defendants”). It was filed on November 11, 2019. Plaintiff Sabby alleges that the Defendants caused the Company to issue false or misleading statements in a Registration Statement filed with the SEC. Plaintiff Sabby claims that as a result of the alleged misconduct, the Defendants are liable for violations of Section 11 of the Securities Act, breaches of a Securities Purchase Agreement (the “SPA”) entered into between Plaintiff Sabby and Pareteum, and contractual indemnification allegedly owed to Plaintiff Sabby under the SPA. Plaintiff Sabby seeks monetary damages and/or rescission of the SPA, and indemnification by Pareteum for any losses resulting from its alleged breach of the SPA, including costs and expenses incurred in connection with the Section 11 Action.
Artilium Africa, LLC et al. v. Artilium, PLC et al.; ICDR Case No. 01-19-0003-1680 and Artilium Africa, LLC and Tristar Africa Telecom, LLC v. Pareteum Corporation are related matters arising out of the same dispute. The former matter is an arbitration filed with the International Center for Dispute Resolution (“ICDR”) on October 1, 2019 alleging that Artilium Group Limited, a subsidiary of Pareteum Corporation formerly known as Artilium PLC (“Artilium”), breached an Operating Agreement relating to a joint venture called Artilium Africa formed by Artilium, Green Globe Services LLC and Tristar Africa Telecom, LLC (“Tristar” and together with Artilium Africa, the “Delaware Plaintiffs”) to provide mobile data, cloud, and telecommunications services throughout Africa. The Claimants in the ICDR arbitration are seeking $30 million. The latter matter is a civil case filed on October 10, 2019 in the Delaware District Court. The Delaware Plaintiffs allege that Pareteum Corporation tortiously interfered with Tristar’s contract with Artilium in order to enter into the same type of agreement with Artilium. The Plaintiffs are seeking $150,000 in damages. On December 17, 2020, the Delaware District Court stayed the action and compelled the Delaware Plaintiffs to pursue their claims against Pareteum in the ICDR arbitration.
Reuben Harmon, derivatively on behalf of Pareteum Corp. v. Robert H. Turner, et al. is a stockholder derivative lawsuit that was filed in the Supreme Court for the State of New York, New York County, on January 27, 2021 by Reuben Harmon (“Plaintiff Harmon”). This case was brought derivatively on behalf of Pareteum, the Nominal Defendant, against certain current and former officers and directors of the Company, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tuñon, Robert Lippert, Laura Thomas and Yves van Sante (the “Individual Defendants”). Plaintiff Harmon alleges that the Individual Defendants caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities statutes and regulations. Plaintiff Harmon further alleges that as a result of their misconduct, the Individual Defendants are liable for breaches of their fiduciary duties as directors and/or officers of Pareteum, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff Harmon seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff Harmon all costs and expenses incurred in pursuing the claim.
Gregory Lackey, derivatively on behalf of Pareteum Corp. v. Robert “Hal” Turner, et al., No. 1:21-mc-00070, is a shareholder derivative suit that was filed on January 25, 2021 in the United States District Court for the Southern District of New York. Plaintiff Gregory Lackey (“Plaintiff Lackey”) is a purported shareholder suing on behalf of Pareteum and alleging that certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Luis Jimenez-Tuñon, Robert Lippert, Rob Mumby , Laura Thomas and Yves van Sante (the “Individual Defendants”) caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities statutes and regulations. Plaintiff Lackey alleges that as a result of their misconduct, the Individual Defendants are liable for contribution and indemnification under the Exchange Act, breach of fiduciary duty, and unjust enrichment. Plaintiff Lackey seeks a judgment (1) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty; (2) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (3) awarding Pareteum restitution from the Individual Defendants and disgorgement of all profits obtained by the Individual Defendants; and (4) awarding Plaintiff Lackey all costs and expenses incurred in the action.
Deutsche Telekom A.G. (“DTAG”) is both a supplier to, and customer of, the Company’s subsidiary, iPass. DTAG has initiated a lawsuit in Germany in the amount of approximately USD $790,000 for non-payment for supply of services to iPass and/or insufficient delivery of services to DTAG. iPass has reasonable grounds to set-off a significant proportion of the claimed sums and otherwise dispute the claims. iPass intends to vigorously defend and/or set-off the DTAG claim.
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
Item 4.  Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock was previously listed on the Nasdaq Capital Market, and traded under the symbol “TEUM.” On November 10, 2020, Nasdaq notified us by letter that our common stock would be delisted and, accordingly, trading of our common stock on the Nasdaq Capital Market was suspended effective at the open of business on November 12, 2020 and prices for our common stock have since been quoted on the Pink Sheets. The formal delisting of our common stock from Nasdaq became effective on February 12, 2021. Investors should be advised that any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
As of June 8, 2021, we had approximately 3,812 recorded holders of our common stock.
We have not declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. Additionally, the terms of our Note Facility prohibit us from paying dividends, making distributions on our securities, or redeeming or repurchasing our securities.
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes Pareteum's equity compensation plan information as of December 31, 2020.
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise prices of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2008 Plan (1):	96,448	$10.57	—
2017 Plan (2):	1,371,569	$1.59	1,689,504
2018 Plan (3):	10,603,594	$0.98	1,368,962
Equity compensation plans not approved by security holders	—	—	—
Total	12,071,611		3,058,466
(1)Relates to the 2008 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2008 Plan”). The Company filed a registration statement on Form S-8 with the SEC on July 11, 2008 to register the offering and sale of the shares of common stock underlying the awards issued under the 2008 Plan. The stockholders approved an increase of the total number of shares of authorized to be issued under the 2008 Plan from 200,000 to 920,000, during 2013 the stockholders approved an increase of the total number of shares authorized to be issued under the 2008 Plan from 920,000 to 1,840,000, and during 2014 the stockholders approved an increase of the total number of shares available under the 2008 Plan from 1,840,000 to 2,240,000. The Plan is no longer active and therefore there are no future shares available for issuance thereunder.
(2)Relates to the 2017 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2017 Plan”). The stockholders approved 6,500,000 shares to be issued under the 2017 Plan, the offer and sale of 3,500,000 of which shares were registered under a registration statement on Form S-8 filed by the Company with the SEC on June 14, 2017 and the offer and sale of 3,000,000 of which shares were registered under a registration statement on Form S-8 filed by the Company with the SEC on April 13, 2018.
(3)Relates to the 2018 Pareteum Corp. Long-Term Incentive Compensation Plan (the “2018 Plan”). The Company filed a registration statement on Form S-8 with the SEC on October 10, 2018 to register the offering and sale of the shares of common stock underlying the awards issued under the 2008 Plan. The stockholders approved 8,000,000 common shares to be issued under the 2018 Plan, the offering and sale of all 8,000,000 of which were registered under the Form S-8. On June 28, 2019, the Company filed a subsequent registration statement on Form S-8 to register the offer and sale of an additional 7,500,000 shares of common stock for issuance under the 2018 Plan.

Recent Sales of Unregistered Securities
Other than as set forth below or as previously disclosed in our filings with the SEC, we did not sell any equity securities during the year ended December 31, 2020 in transactions that were not registered under the Securities Act. The issuance of securities in the transactions described below were each exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.
During the Company’s first quarter ended March 31, 2020, the Company issued 10,000 shares of its common stock in an unregistered transaction in connection with the receipt of certain investor relations advisory services. The Company determined the issuance of these shares to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The shares are deemed to be restricted securities for purposes of the Securities Act.
Item 6.  Selected Financial Data
We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical consolidated financial statements, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed or implied by the forward-looking statements. See “Risk Factors” in Part I, Item 1A of this Annual Report and “Cautionary Statement Regarding Forward-Looking Statements” in the forepart of this Annual Report.

Business Overview
Pareteum Corporation (OTC: TEUM) is a growth-oriented cloud software communications platform company with a mission – to Connect Every Person and Every(Thing)™. Pareteum’s goal is to unleash the power of applications and mobile services, bringing secure, ubiquitous, scalable, and seamlessly available voice, video, SMS/text messaging, and data services to its customers, making worldwide communications services easily and economically accessible to everyone. By harnessing the value of our cloud communications platform, Pareteum serves enterprises, communications service providers, early-stage innovators, developers, IoT and telecommunications infrastructure providers.
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
The Pareteum cloud communications platform targets large and growing sectors from IoT, MVNO, Smart Cities, and application developer markets – each in need of mobile platforms, management and connectivity. These sectors need Communications Platform-as-a-Service (CPaaS), which Pareteum delivers. Our vision is to empower Communication Service Providers, Enterprises and Developers to simply create and control their own wireless communications products and experiences through our powerful combination of software, services and global connectivity.
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

Recent Developments
Asset Disposition
In August 2020, the Company entered into an asset transfer agreement and a software license agreement with a data communications provider (the "Purchaser"), pursuant to which Purchaser agreed to purchase certain property and equipment and software licenses related to an MVNE solution for total cash consideration of $12.3 million. The Purchaser paid $4.7 million in August 2020 and the remainder in December 2020 upon the completion of the transfer to the Purchaser. The Company recorded a gain on sale of assets of $10.8 million for the difference between the consideration received and the book value of the property and equipment and the software license (see Note 2, Acquisitions and Disposition - Asset Disposition).
Delisting of the Company’s Common Stock
On November 5, 2020, the Company notified the Nasdaq Hearings Panel that it would not be able to file its Quarterly Report on Form 10-Q for the period ended September 30, 2019, its amended Annual Report on Form 10-K/A for the year ended December 31, 2018, its Annual Report on Form 10-K for the year ended December 31, 2019 or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 by November 9, 2020, the date by which the Nasdaq Hearings Panel had required the Company to make such filings in order for the Company’s common stock to remain listed on the Nasdaq Capital Market.
In response to the Company’s notice to the Nasdaq Stock Market that it would not satisfy the conditions to the exception to the listing requirements granted by the Hearing Panel, the Nasdaq Stock Market notified the Company by letter dated November 10, 2020 that the Company’s common stock would be delisted, and trading of the Company’s common stock on the Nasdaq Capital Market was suspended effective at the open of business on November 12, 2020. Since the trading of the Company’s common stock was suspended, prices for our common stock have been quoted on Pink Sheets. The formal delisting of the Company’s common stock from the Nasdaq became effective on February 12, 2021.
Senior Secured Convertible Note
On June 8, 2020, the Company issued an $17.5 million in principal amount of an 8% Senior Secured Convertible Note due April 1, 2025 (the “High Trail Note”) to High Trail Investments SA LLC for $14.0 million. On June 8, 2020, the Company received $4.0 million. The remaining $10.0 million balance was deposited into a blocked bank account that will be released to the Company upon the satisfaction of certain conditions. The Company is currently default under the High Trail Note, and High Trail has caused $6.0 million of the purchase price maintained in such blocked account to be transferred to High Trail in partial satisfaction of the amounts outstanding under the High Trail Note. (see Note 5, Debt and Series C Redeemable Preferred Stock - Senior Secured Convertible Note)
Series C Redeemable Preferred Stock
On various dates from February 21, 2020 through August 18, 2020, the Company issued shares of Series C Redeemable Preferred Stock and on various dates from July 17, 2020 through October 1, 2020, the Company entered into agreements with those holders that allow either the Company or the holders to exchange outstanding shares of Series C Redeemable Preferred Stock for shares of the Company’s common stock. Such exchanges are subject to the satisfaction of certain conditions, including approval of the Company’s stockholders of the issuance of such common stock and the Company’s ability to issue shares of common stock not subject to restrictions on resale. The number of shares of common stock issuable upon exchange of the Series C Redeemable Preferred Stock under the Series C Exchange Agreements will determined by the application of a formula in which (i) the stated value of the shares of Series C Redeemable Preferred Stock being converted plus the value of any accrued and unpaid dividends plus, with respect to certain agreed upon shares of the Series C Redeemable Preferred Stock, a premium of 12.5% on the stated value is divided by (ii) the conversion price. The conversion price for certain holders of Series C Redeemable Preferred Stock in the aggregate is $0.70, while the conversion price for certain other holders of shares of Series C Redeemable Preferred Stock is the lower of (i) $0.60 and (ii) the greater of (x) the average daily volume-weighted average price per share of Common Stock during the five trading days before the closing of the exchange and (y) $0.40. (see Note 5, Debt and Series C Redeemable Preferred Stock - Series C Redeemable Preferred Stock).
Senior Secured Second Lien Notes
As previously disclosed and discussed below under the heading “Liquidity and Capital Resources,” during the first quarter of 2021, the Company issued Senior Second Lien Secured Convertible Notes due 2025 in the aggregate principal amount of $1.79 million.

Components of Results of Operations
Revenue
We generate revenue primarily through providing CPaaS solutions to enterprises, communications service providers, early-stage innovators, developers, IoT, and telecommunications infrastructure providers. Our solutions are hosted software solutions that generate hosting and subscription revenue. We also offer customer support and professional services related to implementing and supporting our suite of applications. We offer managed services and bundled services for our mobile solutions services. Revenue from managed services is recognized monthly based on an average number of end-users managed and is calculated based on a predetermined service fee per user. For bundled services, we provide both network administration and mobile airtime management services. Bundled service revenue is recognized monthly based on an average number of end-users of managed and mobile airtime usage, calculated based on a predetermined service fee. We also earn revenue from communications services we offer, which revenue is based on a predetermined rate and volumes that we manage in a given month. We also earn revenue from professional services, including consulting services to support business process mapping, configuration, data migration, integration and training.
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes origination, termination, network and billing charges from communications operators, costs of communications service providers, network costs, data center costs, facility cost of hosting network and equipment and cost in providing resale arrangements with communication service providers, cost of leasing transmission facilities, international gateway switches for voice, data transmission services, and the cost of professional services of staff directly related to the generation of revenue, consisting primarily of employee-related costs associated with these services, including share-based compensation and the cost of subcontractors. Cost of revenue excludes depreciation and amortization.
Product Development
Product development expenses consist primarily of salaries and related expenses, including share-based compensation, of employees involved in the development of the Company’s services, that are expensed as incurred. Costs such as database architecture, and Pareteum proprietary platform development and testing are included in this function.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and related expenses, including share-based compensation, for our sales and marketing staff, including commissions, payments to partners and marketing programs. Marketing programs consist of advertising, events, corporate communications and brand building.
General and Administrative
General and administrative expenses consist primarily of salaries and related expenses, including share-based compensation, for non-employee directors, finance and accounting, legal and human resources personnel, legal costs, professional fees and other corporate expenses.
Acquisition Costs
Acquisition costs is comprised of costs to acquire iPass in 2019.
Impairment of goodwill and intangible assets
Impairment of goodwill and intangible assets consist of impairment charges recognized during the fourth quarter of 2019.
Depreciation and Amortization
Depreciation and amortization is comprised of depreciation on property and equipment and amortization of software development and acquired intangible assets.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs are amortized on a straight-line basis to depreciation and amortization. When assigning useful lives to internal-use software, the Company considers the effects of obsolescence, competition, technology, and other economic factors.
Interest Expense, net
Interest expense, net is comprised of interest expense accrued or paid on our indebtedness and the amortization of debt discount and deferred financing costs, net of interest income earned on cash balances.
Gain on sale of assets
Gain on sale of assets consists of the gain recorded for the sale of certain assets, the transfer of which was completed in December 2020, measured as the difference between the consideration received and the book value of the property and equipment and the software licenses (see Note 2, Acquisitions and Disposition - Asset Disposition).
Change in fair value of derivative and warrant liabilities
Change in fair value of embedded derivatives and warrant liabilities consist of the change in the fair value of the embedded derivatives and warrant liabilities related to the Company's Senior Secured Convertible Note issued in June 2020 (see Note 5, Debt and Series C Redeemable Preferred Stock - Senior Secured Convertible Note - Derivative liability / Warrant liability).
Loss on Extinguishment of Debt
Loss on extinguishment of debt during 2020 consists of the loss recognized as a result of the modification of certain provisions of the Series C redeemable preferred stock that was accounted for as an extinguishment (see Note 5, Debt and Series C Redeemable Preferred Stock - Series C redeemable preferred stock). Loss on extinguishment of debt during 2019 consists of the losses incurred in February 2019 and September 2019 to extinguish debt related to the Fortress Credit Agreement and Post Road Loan, respectively (see Note 2, Acquisitions and Disposition - iPass, Inc. Acquisition and Note 5, Debt and Series C Redeemable Preferred Stock - Former Post Road Group Debt Facility).
Other Income (Expense), net
Other income (expense), net, is comprised of gains and losses generated from non-operating activities and includes foreign currency transaction gains and losses.
Income Tax Benefit
Income tax benefit consists of income taxes in foreign jurisdictions and the U.S. and states in which we conduct business. Earnings from our non-U.S. business activities are subject to local country income tax and may be subject to current U.S. income tax. Due to cumulative losses, we maintain a full valuation allowance for deferred tax assets and expect to maintain this full valuation allowance for the foreseeable future.
Accretion and dividends of series C redeemable preferred stock
Accretion and dividends of series C redeemable preferred stock consists of the accretion of redemption premium and accrual of dividends associated with the Company's Series C redeemable preferred stock subsequent to its modification and classification to temporary equity during 2020.

Results of Operations
Comparison of Years Ended December 31, 2020 and 2019

	For the years ended December 31,		Change Increase / (Decrease)
($ in thousands)	2020	2019	$	%
Revenue	$69,637	$62,049	$7,588	12.2%

Cost and operating expenses:
Cost of revenue (excluding depreciation and amortization)	48,954	47,134	1,820	3.9%
Product development	10,334	12,956	(2,622)	(20.2)%
Sales and marketing	6,147	10,345	(4,198)	(40.6)%
General and administrative	29,809	34,583	(4,774)	(13.8)%
Acquisition costs	—	3,457	(3,457)	nm
Impairment of goodwill and intangible assets	—	156,765	(156,765)	nm
Depreciation and amortization	10,795	12,739	(1,944)	(15.3)%
Total cost and operating expenses	106,039	277,979	(171,940)	(61.9)%

Loss from operations	(36,402)	(215,930)	179,528	(83.1)%

Other income (expense):
Interest expense, net	(9,141)	(2,618)	(6,523)	249.2%
Gain on sale of assets	10,753	—	10,753	nm
Change in fair value of derivative and warrant liabilities	6,993	—	6,993	nm
Loss on extinguishment of debt	(16,996)	(8,873)	(8,123)	91.5%
Other income (expense), net	80	(3,221)	3,301	(102.5)%
Total other expense	(8,311)	(14,712)	6,401	(43.5)%

Loss before (benefit) provision for income tax	(44,713)	(230,642)	185,929	(80.6)%
Income tax benefit	(52)	(8,295)	8,243	(99.4)%
Net loss	$(44,661)	$(222,347)	$177,686	(79.9)%
Accretion and dividends of series C redeemable preferred stock	(816)	—	(816)	nm
Net loss attributable to common equity	$(45,477)	$(222,347)	$176,870	(79.5)%
__________
nm - Not meaningful
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

The following table shows the average USD equivalent of the major currencies used to translate our financial results for the years ended December 31, 2020 and 2019:

	USD Equivalent
	2020	2019
Euro	$1.13958	$1.14460
British Pound	$1.28235	$1.27369
Revenue
Revenue for the year ended December 31, 2020 was $69.6 million, an increase of $7.6 million, or 12.2%, compared to $62.0 million for the year ended December 31, 2019. This increase was primarily due to strong demand for services in our mobility business, partially offset by a decrease in connectivity services, which includes travel-related communications. We attribute the net increase in demand to the overall impact that the COVID-related restrictions have had on demand for our various services, especially for messaging and consumer mobile services.
Cost of Revenue
Cost of revenue for the year ended December 31, 2020 was $49.0 million, an increase of $1.8 million, or 3.9%, compared to $47.1 million for the year ended December 31, 2019. The increase was primarily due to the increase in revenue and, to a lesser extent, an unfavorable service mix.
Product Development
During the years ended December 31, 2020 and 2019, the Company capitalized $6.5 million and $6.4 million, respectively, of internal-use software.
Product development expenses for the years ended December 31, 2020 and 2019 were $10.3 million and $13.0 million, respectively, a decrease of $2.6 million, or 20.2%. This decrease was mainly due to a decline in personnel and related costs in 2020 in part due to restraints on the Company's access to capital.
Sales and Marketing
Sales and marketing expenses for the years ended December 31, 2020 and 2019 were $6.1 million and $10.3 million, respectively, a decrease of $4.2 million, or 40.6%. Sales and marketing expenses declined mainly due to a decrease in personnel and related costs and a reduction in sales costs due to COVID-related restrictions.
General and Administrative
General and administrative expenses for the years ended December 31, 2020 and 2019 were $29.8 million and $34.6 million, respectively, a decrease of $4.8 million, or 13.8%. This decrease is primarily due to an absence in 2020 of iPass acquisition-related costs and reduction in 2020 of personnel costs, partially offset by an increase in costs associated with the restatement of the Company's historical financial statements.
Acquisition Costs
There were no acquisition costs for the year ended December 31, 2020. The acquisition costs for the year ended December 31, 2019 were $3.5 million related to our acquisition of iPass.
Impairment of goodwill and intangible assets
There was no impairment of goodwill and intangible assets for the year ended December 31, 2020. During the year ended December 31, 2019, the Company recognized a non-cash impairment charge of $156.8 million, consisting of a $125.9 million impairment of goodwill and a $30.8 million impairment of intangible assets (see Note 4, Goodwill and Intangible Assets)

Depreciation and Amortization
Depreciation and amortization for the years ended December 31, 2020 and 2019 was $10.8 million and $12.7 million, a decrease of $1.9 million, or 15.3%. The decrease is primarily due to the impairment of finite-lived intangible assets in 2019.
Interest Expense, net
Interest expense, net for the years ended December 31, 2020 and 2019 was $9.1 million and $2.6 million, respectively, an increase of $6.5 million due to increases in borrowings and the Company's effective borrowing rate, including borrowings under the High Trail Note and the Senior Second Lien Note.
Gain on sale of assets
For the year ended December 31, 2020, we recognized a $10.8 million gain on the sale of certain assets, the transfer of which was completed in December 2020 (see Note 2, Acquisitions and Disposition - Asset Disposition).
Change in fair value of derivative and warrant liabilities
For the year ended December 31, 2020, we recognized, in aggregate, a favorable $7.0 million change in fair value based on the fair value changes of embedded derivatives and warrant liability related to the Company's Senior Secured Convertible Note issued in June 2020 and Series C Redeemable Preferred Stock (see Note 5, Debt and Series C Redeemable Preferred Stock - Senior Secured Convertible Note - Derivative liability / Warrant liability and Series C Redeemable Preferred Stock - Derivative liability / Warrant liability).
Loss on Extinguishment of Debt
For the year ended December 31, 2020, we recognized a loss on extinguishment of debt of $17.0 million related to the modification of certain provisions of the Series C redeemable preferred stock that was accounted for as an extinguishment (see Note 5, Debt and Series C Redeemable Preferred Stock - Series C redeemable preferred stock). For the year ended December 31, 2019, we recognized a loss on extinguishment of debt of $8.9 million related to the extinguishment of debt previously outstanding under that certain Fortress Credit Agreement, under which we had borrowed funds from Fortress Credit Corp., and under that certain credit agreement with Post Road Special Opportunity Fund I LLP in February 2019 and September 2019 (see Note 2, Acquisitions and Disposition - iPass, Inc. Acquisition and Note 5, Debt and Series C Redeemable Preferred Stock - Former Post Road Group Debt Facility).
Other Income (Expense), net
Other income (expense) net, is generated from non-operating activities and includes foreign currency transaction gains and losses. For the year ended December 31, 2020, we recorded other income, net of $0.1 million compared to other expense, net of $3.2 million for the year ended December 31, 2019. The favorable change of $3.3 million was primarily due to a reserve recorded in 2019 on a note receivable and the favorable impact in 2020 for the forgiveness of a Paycheck Protection Program ("PPP") loan in the amount of $0.6 million on our results in 2020 as compared to 2019.
Income Tax Benefit
Income tax benefit for the years ended December 31, 2020 and 2019 was $0.1 million and $8.3 million, respectively. This change was primarily due to the full valuation of the deferred tax liability from the Artilium acquisition, which was a discrete item in 2019.
Accretion and dividends of series C redeemable preferred stock
Accretion and dividends of series C redeemable preferred stock for the years ended December 31, 2020 was $0.8 million. There were no amounts recorded to accretion and dividends of series C redeemable preferred stock in 2019 since the modification and classification to temporary equity of the series C redeemable preferred stock occurred during 2020.

Liquidity and Capital Resources
As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $584.6 million and $539.5 million and reported net losses of $44.7 million and $222.3 million as of and for the years ended December 31, 2020 and 2019, respectively. During 2019, the Company recognized a non-cash impairment charge of $156.8 million, consisting of a $125.9 million impairment of goodwill and a $30.8 million intangible assets impairment.
The Company's cash balance, including restricted cash, was $14.8 million and $5.9 million at December 31, 2020 and 2019, respectively.
On June 8, 2020, we issued the High Trail Note with a principal amount of $17.5 million to High Trail Investments SA LLC (“High Trail”) due April 1, 2025 for an aggregate purchase price of $14.0 million, of which $6.0 million was previously maintained in one or more blocked accounts. The terms of the High Trail Note require the Company to meet certain specified conditions and covenants, some of which have not been satisfied by the dates required, including (i) the Company filing its restated financial statements with the SEC for (a) the fiscal year ended December 31, 2018, (b) the quarter ended March 31, 2019 and (c) the quarter ended June 30, 2019, in each case on or prior to October 31, 2020, (ii) after October 31, 2020, the Company timely filing its subsequent quarterly reports on Form 10-Q and its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required under the Exchange Act, and (iii) the Company maintaining the listing of its common stock on the Nasdaq Capital Market. As a result, we have been in default under the terms of the High Trail Note since October 31, 2020 and at High Trail’s option, High Trail can demand payment for the outstanding principal amount. In addition, the interest rate increased to 18% per annum. On April 8, 2021, High Trail provided notice to the Company that it was causing $6.0 million of the purchase price maintained in such blocked account to be transferred to High Trail in partial satisfaction of the amounts outstanding under the High Trail Note.
On November 30, 2020, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with High Trail. Under the terms of the Forbearance Agreement, High Trail agreed to forebear from exercising certain rights and remedies. High Trail agreed that it would not, directly or indirectly, exercise any right or remedy under any transaction document or take any other enforcement action in respect of the occurrence and continuance of any existing events of default, or encourage any other person to take or initiate any such enforcement action or other action through the forbearance termination date as defined as: (a) December 31, 2020 (or any later date agreed to in writing by High Trail; (b) the occurrence of any event of default (other than an existing event of default); and (c) the initiation of any action by the Company or any other person to invalidate or limit the enforceability of any of the acknowledgments set forth in the Forbearance Agreement. Subsequently, High Trail agreed to extend the forbearance termination date to March 31, 2021. The forbearance period under the Forbearance Agreement has not been subsequently extended.
On May 24, 2020, the Company entered into a new forbearance agreement (the “New Forbearance Agreement”) with High Trail under which (i) the Company again admitted it was in default under several obligations under the High Trail Note and related agreements, (ii) High Trail acknowledged such defaults and agreed not to exercise any right or remedy under the High Trail Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the High Trail Note, until the earlier of May 31, 2020 or any later date to which such date may be extended (the “Outside Date”), and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the New Forbearance Agreement. The Outside Date automatically extends for successive two-week periods unless on or before the then-applicable Outside Date the lender provides notice that the Outside Date is not being extended.
As partial consideration for its agreement not to exercise any right or remedy under the High Trail Note and related documents, High Trail and the Company agreed to make certain changes to the documents. In this regard, the parties agreed to amend the “Event of Default Acceleration Amount” definition in the High Trail Note so that the amount due and payable by the Company on account of an event of default would be an amount in cash equal to 125% of the then-outstanding principal and accrued and unpaid interest under the High Trail Note. This represents an increase from 120% of the then-outstanding principal and accrued and unpaid interest, and removes the market-price-based alternative for such acceleration amount.
Additionally, the parties also agreed that the principal amount outstanding under the High Trail Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to High Trail on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or Common Stock. In consideration of High Trail’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the High Trail Note, the Company agreed to pay High Trail a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in a certain blocked account against that was foreclosed upon by High Trail, the total amount of principal outstanding under the High Trail Note as of the date of the New Forbearance Agreement was approximately $13.5 million.
On February 22, 2021, we issued a $2.4 million 8% Senior Second Lien Secured Convertible Note due 2025 (the “Senior Second Lien Note”) to an institutional investor and received $2.0 million. The aggregate purchase price for the Senior Second Lien Note was $2.0 million. The Senior Second Lien Notes are senior, secured obligations of the Company, but rank junior to the High Trail Note. Interest is payable monthly beginning April 1, 2021 The Senior Second Lien Note is secured by a second lien on substantially all assets of the Company and substantially all assets of its material U.S.-organized subsidiaries.
On April 29, 2021, we entered into a securities purchase agreement with two initial investors and other investors as may become party thereto from time to time (collectively, the “Second Lien Note Purchasers”) providing for the issuance and sale by the Company of up to $6.0 million aggregate principal amount of its Senior Second Lien Secured Convertible Notes due 2025 (the “Notes”) and warrants to purchase up to 5,000,000 shares of its common stock (the “April 2021 Warrants”) to purchase up to 5,000,000 shares of our common stock. The Senior Second Lien Notes and accompanying April 2021 Warrants may be sold from time to time to one or more Second Lien Note Purchasers under the terms of the purchase agreement. On April 29, 2021, we closed on the sale of Senior Second Lien Notes in the aggregate principal amount of approximately $1.79 million and April 2021 Warrants to purchase 1,490,000 shares of common stock under the purchase agreement for an aggregate purchase price of $1.49 million.
Because of the limited nature of the relief provided under the Forbearance Agreement, which does not lower the amounts payable in principal or interest, the limited amount of additional capital we have raised and can raise by selling the Senior Second Lien Notes and the foreclosure by High Trail on $6.0 million of the High Trail Note purchase price, we believe that we will not have sufficient resources to fund our operations and meet the obligations specified in the Senior Second Lien Note and any obligations under the High Trail Note for the next twelve months following the filing of this Annual Report. Our software platforms require ongoing funding to continue the current development and operational plans and we have a history of net losses. We will continue to expend substantial resources for the foreseeable future in connection with the continued development of our software platforms. These expenditures include costs associated with research and development activity, corporate administration, business development, and marketing and selling of our services. In addition, other unanticipated costs may arise.
As a result, we believe that additional capital will be required to fund our operations and provide growth capital to meet the obligations under the High Trail Note and the Senior Second Lien Notes. Accordingly, we will have to raise additional capital in one or more debt and/or equity offerings and continue to work with High Trail to enter into a new forbearance arrangement or agree to restructure the indebtedness owed to High Trail. Accordingly, our management has been actively exploring these and other options for addressing our liquidity issues. However, there can be no assurance that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all, or that High Trail will agree to forbear or restructure our indebtedness. If we are unable to raise additional capital that may be needed, this would have a material adverse effect on the Company. In particular, a decline in the market price of our common stock, coupled with the stock’s delisting from the Nasdaq Capital Market, could make it more difficult to sell equity or equity-related securities in the future at a time and price that we deem appropriate. The factors discussed above raise substantial doubt as to our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

Operating Activities
We reported net cash used in operating activities of $18.4 million for the year ended December 31, 2020, compared to net cash used in operating activities of $17.8 million in 2019, an increase in cash used of $0.7 million. Net cash used in operating activities increased primarily as a result of the timing of payments to fund operations.

($ in thousands)	2020	2019
Net loss	$(44,661)	$(222,347)
Adjustments to reconcile net loss to net cash used in operating activities:	22,534	188,194
	(22,127)	(34,153)

Changes in operating assets and liabilities:	3,686	16,392
Net cash used in operating activities	$(18,441)	$(17,761)

Investing Activities
Net cash provided by investing activities for the year ended December 31, 2020, was $4.3 million, an increase of $15.4 million or 139%, compared to $11.1 million net cash used in investing activities in 2019. This increase in cash provided during 2020 as compared to 2019 was primarily the result of proceeds received during 2020 for the sale of assets.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2020, was $23.3 million, compared to $28.3 million for the year ended December 31, 2019. Net cash provided by financing activities decreased as a result of a reduction in net cash proceeds during 2020 from the issuance of loans and redeemable preferred stock.
Off-Balance Sheet Arrangements
Purchase Commitment
During 2019, the Company entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”) (see Note 12, Commitments and Contingencies).

Application of Critical Accounting Policies and Estimates
Revenue Recognition and Net billings in Excess of Revenue
Revenue represents amounts earned for (non-software) arrangements consisting of hosting subscriptions for our CPaaS solutions. We also offer customer support and professional services related to implementing and supporting our suite of applications. Revenue is generally recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.
Monthly Service Revenue:
The Company’s performance obligations in monthly Software as a Service (SaaS) and service offerings are simultaneously received and consumed by the customer and therefore are recognized over time. For recognition purposes, we do not unbundle such services into separate performance obligations. The Company typically bills its customer at the end of each month, with payment to be received shortly thereafter. The fees charged may include a combination of fixed and variable charges with the variable charges tied to the number of subscribers or some other measure of volume. Although the consideration may be variable, the volumes are estimable at the time of billing, with “true-up” adjustments occurring in the subsequent month. Such amounts have not been historically significant.
Installation and Software Development Revenue:
The Company’s other revenue consist generally of installation and software development projects.
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
Contract assets and liabilities:
Given the nature of the Company’s services and contracts, it has no contract assets. The Company records net billings in excess of revenue when payments are made in advance of our performance, including amounts which are refundable.
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
Share-based Compensation
The Company follows the provisions of ASC 718, Compensation-Stock Compensation, (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors and non-employees to be recognized in the statements of operations and comprehensive loss by measuring the fair value of the award on the date of grant and recognizing this fair value as expense using a straight-line method over the requisite service period, generally the vesting period. The Company estimates forfeitures at the time of grant and, if necessary, revises those estimates in subsequent periods if actual forfeitures differ from those estimates.
The Company estimates the grant date fair value of stock-based payments that vest over time using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make certain assumptions and estimates that impact the valuation of stock-based payments.
Warrant and Embedded Derivative Liabilities
Warrant and embedded derivative liabilities are remeasured at fair value each reporting period in accordance with the provisions of ASC 820, Fair Value Measurement. The Company utilizes the Monte Carlo valuation model to determine the value of the outstanding warrants and the conversion feature in the convertible notes. Since the Monte Carlo valuation model requires special software and expertise to model the assumptions to be used, the Company uses a third-party valuation expert to fair value these liabilities.

Business Combinations
We generally recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree at their fair values as of the date of acquisition, under the acquisition method of accounting. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with acquisitions, these adjustments could materially change our operating income and net income and result in different asset values on our balance sheet.
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
Goodwill and Intangible Assets Impairment
Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment. We operate in one reportable segment.
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
In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), finite-lived intangible assets are carried at cost less accumulated amortization and impairment charges. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, between three and ten years. Finite-lived intangible assets are reviewed for impairment in accordance with ASC 360, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss is based on the amount of the carrying value that exceeds the fair value of the asset.
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
Impact of Recent Accounting Pronouncements
See Note 1, Business and Summary of Significant Accounting Policies for a discussion of the impact of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a “smaller reporting company” as defined by regulation S-K and as such, are not required to provide the information contained in this item pursuant to regulation S-K.

Item 8.Financial Statements and Supplementary Data

Pareteum Corporation and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pareteum Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pareteum Corporation and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in series C redeemable preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and had a negative working capital of $37.2 million and an accumulated deficit of $584.6 million as of December 31, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern. In addition, with respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 12, 2020, the outbreak has cause substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current year audit of the financial statements that were communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Senior Secured Convertible Note Agreement (Including Embedded Derivatives)

Critical Audit Matter Description

As disclosed in Note 5 to the financial statements, On June 8, 2020, the Company issued $17.5 million in principal amount of an 8% Senior Secured Convertible Note due April 1, 2025 (the High Trail Note) to High Trail Investments SA LLC for $14 million. In addition, 15,000,000 warrants were issued in connection with the issuance of the High Trail Note.

The High Trail Note contained embedded features which were required to be bifurcated upon issuance and recorded at fair value and remeasured with the changes in fair value recognized in other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss. These embedded features include conversion features that allow for a change in the conversion rate in connection with certain equity issuances, payments based on a fundamental change and certain events of defaults.

We identified the High Trail Note as a critical audit matter. Auditing the embedded features involved complex accounting for derivatives which required specialized skills and knowledge to assess the fair value and reasonableness of the inputs used to value the derivatives.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the Company’s process to account for the issuance of the convertible note and warrants.
•Reviewing the convertible note and warrant agreement.
•Evaluating management's memorandum for accounting treatment and management specialist’s valuation on the embedded derivatives.
•Testing the underlying data and estimates used as inputs in the valuation model.
•With the assistance of our valuation specialist, evaluating the valuation methodology used by the Company and significant assumptions used in the valuation model by evaluating individual assumptions used by management.

Settlement Agreement with High Trail

Critical Audit Matter Description

As disclosed in Note 5 to the financial statements, on September 13, 2019, the Company and High Trail entered into the Term Sheet for a Common Stock and Senior Secured Convertible Note Financing, setting forth the terms of a proposed transaction between the Company and High Trail. Subsequently, the Company and High Trail Investments SA LLC (High Trail) entered into a settlement agreement dated March 17, 2020 (Settlement Agreement) whereby the Company agreed to grant High Trail a warrant to purchase 2,000,000 shares of its common stock and exercise price of $0.70 per share.

We identified the Settlement Agreement with High Trail as a critical audit matter. Auditing the multiple elements of the transaction involved complex accounting for the notes and warrant which required specialized skills and auditor judgement to assess the fair value and reasonableness of the inputs used in the Company’s fair value measurement.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the Company’s process to account for the issuance of the warrant.
•Reviewing the settlement agreement and warrant agreement.
•Evaluating management's memorandum for accounting treatment and valuation of the warrant.
•Testing the completeness and accuracy of the underlying data used in the valuation models by tracing to terms contained in the settlement and warrant agreement and outside third-party data.

Asset Transfer Agreement & Software Licensing Agreement

Critical Audit Matter Description

As disclosed in Note 2 of the financial statements, in August 2020, the Company entered into an asset transfer agreement and a software license agreement with a data communications provider (the Purchaser), pursuant to which the Purchaser agreed to purchase various property and equipment and a software license related to a Mobile Virtual Network Enabler solution for total cash consideration of $12.3 million. The Purchaser paid $4.7 million in August 2020 and the remainder in December 2020 upon the completion of the transfer to the Purchaser. The Company recorded a gain on sale of assets of $10.7 million for the difference between the book value of the property and equipment and the software license.

We identified the Asset Transfer Agreement & Software Licensing Agreement as a critical audit matter. Auditing the elements of this transaction involved especially challenging due to the nature and extent of audit effort required, the interaction of contracts that constituted the collective agreement and the level of auditor judgment involved to determine the appropriate accounting treatment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the Company’s process to account for the asset transfer and software license agreements.
•Reviewing the terms of the agreements including payments, terminations, and obligation fulfillments and testing the components.
•Evaluating management's memorandum for accounting treatment of the asset transfer and software license agreements under the applicable accounting guidance.
•Testing the appropriateness of the resultant journal entries.

Series C Redeemable Preferred Stock Financing (Including Embedded Derivatives and Exchange Agreements)

Critical Audit Matter Description

As disclosed in Note 5 to the financial statements, On December 24, 2019, the Company issued 105 shares of 8% Series C Redeemable Preferred Stock. In a series of transactions from February 21, 2020 through August 18, 2020, the Company issued an additional 112 shares of Series C Redeemable Preferred Stock. The Series C Redeemable Preferred Stock requires mandatory redemption one year after issuance at the stated value together with the 8% dividend and a 12.5% premium. Such redemption dates ranged from December 24, 2020 through August 18, 2021. Redemption terms were subsequently modified by the Series C Exchange Agreements on various dates from July 17, 2020 through October 29, 2020 (Exchange Agreements) which extended the mandatory redemption date and added an exchange feature.

As a result of modifying certain provisions of the Series C Redeemable Preferred Stock, which was classified as a liability prior to the dates of the Exchange Agreements, the Company accounted for the modification as an extinguishment since the exchange feature is substantive. Due to the changes in the terms of the Exchange Agreements, the Company has reclassified the Series C Redeemable Preferred Stock from a liability to temporary equity outside of permanent equity in its Consolidated Balance Sheet as of December 31, 2020.

We identified the Series C Redeemable Preferred Stock as a critical audit matter. Auditing the valuation of the embedded features involved complex accounting for derivatives which required specialized skills and knowledge to assess the fair value and reasonableness of the inputs used to value the derivatives. Additionally, accounting for the modification as an extinguishment that was classified as temporary equity which required specialized skills and knowledge to assess the fair value and reasonableness of the inputs used to value the derivatives and determine the balance sheet classification.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the Company’s process to account for the issuance of the Series C Redeemable Preferred Stock.
•Reviewing the Series C Redeemable Preferred Stock agreements.
•Evaluating management's memorandum for accounting treatment and management specialist’s valuation on the embedded derivatives.

•Testing the completeness and accuracy of the underlying data used in the valuation models by tracing to terms contained in the initial Series C Redeemable Preferred Stock agreements and the Exchange Agreements.
•With the assistance of our valuation specialist, evaluating the valuation methodology used by the Company and significant assumptions used in the valuation model by evaluating individual assumptions used by management.

/s/ Baker Tilly US, LLP
We have served as the Company’s auditor since 2014.
Los Angeles, California
June 17, 2021

Pareteum Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$8,275	$4,447
Restricted cash	6,479	1,455
Accounts receivable, net of an allowance for doubtful accounts of $2,077 and $1,546 at December 31, 2020 and 2019, respectively	11,608	8,307
Notes receivable, current	300	—
Prepaid expenses and other current assets	3,672	4,453
Total current assets	30,334	18,662
Right-of-use assets, net	1,044	2,241
Notes receivable	—	512
Property and equipment, net	5,090	6,262
Intangible assets, net	12,998	15,500
Goodwill	11,043	10,099
Other assets	749	752
Total assets	$61,258	$54,028

LIABILITIES, SERIES C REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and customer deposits	$36,034	$30,374
Net billings in excess of revenue	3,634	2,529
Accrued expenses and other payables	13,286	13,616
Promissory notes	934	993
Related party loan, current	337	—
Lease liabilities, current	524	2,422
Derivative liability	6,163	—
Senior secured convertible note, net	6,655	—
Total current liabilities	67,567	49,934
Series C redeemable preferred stock	—	4,798
Lease liabilities	601	415
Warrant liability	7,768	—
Paycheck protection program loan	824	—
Related party loan	—	420
Other long-term liabilities	—	23
Total liabilities	76,760	55,590

Commitments and Contingencies (See Notes)
Series C redeemable preferred stock: Redemption amount of $21,767 and $0 as of December 31, 2020 and 2019, respectively	24,899	—

Stockholders' deficit:
Preferred Stock $0.00001 par value, 50,000,000 shares authorized; 218 and 105 issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common Stock $0.00001 par value, 500,000,000 shares authorized, 140,268,725 and 139,060,180 issued and outstanding as of December 31, 2020 and 2019, respectively	552,852	547,948
Accumulated deficit	(584,593)	(539,493)
Accumulated other comprehensive loss	(8,660)	(10,017)
Total stockholders' deficit	(40,401)	(1,562)
Total liabilities, series C redeemable preferred stock and stockholders' deficit	$61,258	$54,028
The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2020	2019

Revenue	$69,637	$62,049

Cost and operating expenses:
Cost of revenue (excluding depreciation and amortization)	48,954	47,134
Product development	10,334	12,956
Sales and marketing	6,147	10,345
General and administrative	29,809	34,583
Acquisition costs	—	3,457
Impairment of goodwill and intangible assets	—	156,765
Depreciation and amortization	10,795	12,739
Total cost and operating expenses	106,039	277,979

Loss from operations	(36,402)	(215,930)

Other income (expense):
Interest expense, net	(9,141)	(2,618)
Gain on sale of assets	10,753	—
Change in fair value of derivative and warrant liabilities	6,993	—
Loss on extinguishment of debt	(16,996)	(8,873)
Other income (expense), net	80	(3,221)
Total other expense	(8,311)	(14,712)

Loss before (benefit) provision for income tax	(44,713)	(230,642)
Income tax benefit	(52)	(8,295)
Net loss	(44,661)	(222,347)
Accretion and dividends of series C redeemable preferred stock	(816)	—
Net loss attributable to common equity	$(45,477)	$(222,347)

Loss per common share:
Basic and diluted	$(0.33)	$(1.91)
Weighted average number of common shares outstanding:
Basic and diluted	138,739	116,182
The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the years ended December 31,
	2020	2019

Net loss	$(44,661)	$(222,347)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,357	(3,301)
Comprehensive loss	$(43,304)	$(225,648)

The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SERIES C REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Series C Redeemable Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stock- holders Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - December 31, 2018	—	$—	98,292,530	$453,995	$(317,132)	$(5,389)	$131,474
Cumulative impact of accounting errors in previously reported consolidated financial statements	—	—	—	—	(14)	(1,327)	(1,341)
Balance - January 1, 2019	—	—	98,292,530	453,995	(317,146)	(6,716)	130,133
Shares issued for acquisition-iPass	—	—	9,865,412	28,610	—	—	28,610
Shares issued for acquisition-Devicescape	—	—	400,000	1,692	—	—	1,692
Shares issued for warrant exercises	—	—	4,703,537	1,385	—	—	1,385
Shares issued for conversion of note	—	—	84,220	147	—	—	147
Shares issued for equity fundraises (Sept. financing)	—	—	18,852,272	33,180	—	—	33,180
Warrants issued in September financing-prefunded	—	—	—	6,781	—	—	6,781
Expenses attributable to September financing	—	—	—	(2,281)	—	—	(2,281)
Fortress warrants issued in iPass acquisition	—	—	—	803	—	—	803
Common stock issued in connection with debt facility	—	—	1,175,000	3,775	—	—	3,775
Shares issued for settlement of accounts payable/debt	—	—	3,110,882	8,414	—	—	8,414
Share-based compensation	—	—	—	11,236	—	—	11,236
Shares issued for exercised stock options	—	—	177,678	211	—	—	211
Vesting of restricted and common stock awards	—	—	2,398,649	—	—	—	—
Other comprehensive loss due to foreign exchange rate translation net of tax	—	—	—	—	—	(3,301)	(3,301)
Net loss	—	—	—	—	(222,347)	—	(222,347)
Balance - December 31, 2019	—	—	139,060,180	547,948	(539,493)	(10,017)	(1,562)
Warrants issued for settlement of debt	—	—	—	653	—	—	653
Forbearance warrant repricing	—	—	—	44	—	—	44
Share repurchase - Non-cash swap	—	—	—	439	(439)	—	—
Share-based compensation	—	—	—	4,321	—	—	4,321
Vesting of restricted and common stock awards	—	—	114,795	—	—	—	—
Shares issued for Senior Secured Convertible Note interest	—	—	1,093,750	263	—	—	263
Modification of Series C Redeemable Preferred Stock terms	218	24,083	—	—	—	—	—
Other comprehensive income due to foreign exchange rate translation net of tax	—	—	—	—	—	1,357	1,357
Net loss	—	—	—	—	(44,661)	—	(44,661)
Accretion of dividends of series C redeemable preferred stock	—	816	—	(816)	—	—	(816)
Balance - December 31, 2020	218	$24,899	140,268,725	$552,852	$(584,593)	$(8,660)	$(40,401)
The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,661)	$(222,347)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	10,795	12,739
Impairment of goodwill and intangible assets	—	156,765
Provision for doubtful accounts and reserve for note receivables	1,412	4,531
Share-based compensation	4,321	11,236
Change in fair value of derivative and warrant liabilities	(6,993)	—
Amortization of deferred financing costs	428	237
Interest expense relating to debt discount and conversion feature	6,652	619
Shares issued for services	—	1,788
Warrants issued for settlement agreement	697	—
Gain on forgiveness of paycheck protection program loan	(552)	—
Loss on extinguishment of debt	16,996	8,873
Deferred tax	—	(8,594)
Gain on settlement of rental agreement	(469)	—
Gain on sale of assets	(10,753)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,834)	(1,952)
Decrease in prepaid expenses and other current assets	1,407	1,853
Increase in accounts payable and customer deposits	5,079	16,140
Increase (decrease) in net billings in excess of revenue	952	(70)
Increase in accrued expenses and other payables	82	421
Net cash (used in) operating activities	(18,441)	(17,761)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software development	(7,820)	(7,118)
Proceeds from the sale of assets	12,169	—
Acquisition of iPass, Inc., net of cash acquired	—	860
Investment in note receivables	—	(2,700)
Acquisition of assets from Devicescape, LLC	—	(2,137)
Net cash provided by (used in) investing activities	4,349	(11,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants and options	—	1,597
Proceeds from issuance of loans	14,000	27,907
Proceeds from issuance of payroll protection program loans	1,372	—
Repayment of loans	(230)	(41,502)
Gross proceeds from equity offerings	—	39,961
Financing related fees	(934)	(4,101)
Proceeds from issuance of redeemable preferred stock	9,044	4,478
Net cash provided by financing activities	23,252	28,340

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(308)	(65)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,852	(581)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE YEAR	5,902	6,483
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$14,754	$5,902
The accompanying notes are an integral part of these consolidated financial statements.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
In these notes to the consolidated financial statements, references to “Pareteum,” and the “Company,” refer to Pareteum Corporation, a Delaware corporation, and its consolidated subsidiaries.

Note 1. Business and Summary of Significant Accounting Policies
Description of Business
Pareteum is an experienced provider of Communications Platform-as-a-Service (“CPaaS”) solutions. Pareteum empowers enterprises, communications service providers, early-stage innovators, developers, Internet-of-things ("IoT"), and telecommunications infrastructure providers with the freedom and control to create, deliver and scale innovative communications experiences. The Pareteum CPaaS solutions connect people and devices around the world using the secure, ubiquitous, and highly scalable solution to deliver data, voice, video, SMS/text messaging, media, and content enablement.
Pareteum has developed mobility, messaging, connectivity and security services and applications. The Pareteum platform hosts integrated IT/Back Office and Core Network functionality for mobile network operators and other enterprises, which allows its customers to implement and leverage mobile communications solutions on a fully outsourced software-as-a-service ("SaaS"), platform-as-a-service and/or infrastructure-as-a-service basis: made available either as an on-premise solution or as a fully hosted service in the Cloud, depending on the needs of its customers.
Pareteum also delivers an Operational Support System (“OSS”) for channel partners, with Application Program Interfaces (“APIs”) for integration with third party systems, workflows for complex application orchestration, customer support with branded portals and plug-ins for a multitude of other applications. These features facilitate and improve the ability of its channel partners to provide support and to drive sales.
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
Delisting of the Company’s Common Stock
On November 5, 2020, the Company notified the Nasdaq Hearings Panel that it would not be able to file its Quarterly Report on Form 10-Q for the period ended September 30, 2019, its amended Annual Report on Form 10-K/A for the year ended December 31, 2018, its Annual Report on Form 10-K for the year ended December 31, 2019 or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 by November 9, 2020, the date by which the Nasdaq Hearings Panel had required the Company to make such filings in order for the Company’s common stock to remain listed on the Nasdaq. In response to the Company’s notice to Nasdaq that it would not satisfy the conditions to the exception to the listing requirements granted by the Hearings Panel, Nasdaq notified the Company by letter dated November 10, 2020 that the Company’s common stock would be delisted, and trading of the Company’s common stock on Nasdaq’s Capital Market was suspended effective at the open of business on November 12, 2020. After the trading of the Company’s common stock was suspended by Nasdaq, prices for the Company’s common stock have been quoted on the OTC Markets Group Inc.’s Pink Open Market. The delisting became effective on February 12, 2021.
Liquidity
As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $584.6 million and $539.5 million and reported net losses of $44.7 million and $222.3 million as of and for the years ended December 31, 2020 and 2019, respectively. During the fourth quarter of 2019, the Company recognized a non-cash impairment charge of $156.8 million, consisting of a $125.9 million goodwill impairment and $30.8 million intangible assets impairment. The Company's cash balance, including restricted cash, was $14.8 million and $5.9 million at December 31, 2020 and 2019, respectively.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
On June 8, 2020, the Company issued a $17.5 million 8% Senior Secured Convertible Note (the “High Trail Note”) to High Trail Investments SA LLC (“High Trail”) due April 1, 2025 for an aggregate purchase price of $14.0 million, of which $6.0 million was maintained in one or more blocked accounts. The terms of the High Trail Note require the Company to meet certain specified conditions and covenants, some of which have not been satisfied by the dates required, including (i) the Company filing its restated financial statements with the Securities and Exchange Commission ("SEC") for (a) the fiscal year ended December 31, 2018, (b) the quarter ended March 31, 2019 and (c) the quarter ended June 30, 2019, in each case on or prior to October 31, 2020, (ii) after October 31, 2020, the Company timely filing its subsequent quarterly reports and Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (iii) the Company maintaining the listing of its common stock on the Nasdaq Capital Market. As a result, we have been in default under the terms of the High Trail Note since October 31, 2020 and at High Trail’s option, High Trail can demand payment for the outstanding principal amount and the interest rate increased to 18% per annum. On April 8, 2021, High Trail provided notice to the Company that it was causing $6.0 million of the purchase price maintained in such blocked account to be transferred to High Trail in partial satisfaction of the amounts outstanding under the High Trail Note.
On April 29, 2021, the Company entered into a securities purchase agreement, dated as of April 13, 2021, with two initial investors and other investors as may become party thereto from time to time (collectively, the “Second Lien Note Purchasers”) providing for the issuance and sale by the Company of up to $6.0 million aggregate principal amount of its Senior Second Lien Notes and warrants (the “April 2021 Warrants”) to purchase up to 5,000,000 shares of its common stock. The Senior Second Lien Notes and accompanying April 2021 Warrants may be sold from time to time to one or more Second Lien Note Purchasers under the terms of the purchase agreement. On April 29, 2021, the Company closed on the sale of Senior Second Lien Notes in the aggregate principal amount of approximately $1.79 million and April 2021 Warrants to purchase 1,490,000 shares of common stock under the purchase agreement for an aggregate purchase price of $1.49 million.
On November 30, 2020, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with High Trail. Under the terms of the Forbearance Agreement, High Trail agreed to forebear from exercising certain rights and remedies. High Trail agreed that it would not, directly or indirectly, exercise any right or remedy under any transaction document or take any other enforcement action in respect of the occurrence and continuance of any existing events of default, or encourage any other person to take or initiate any such enforcement action or other action through the forbearance termination date as defined as: (a) December 31, 2020 (or any later date agreed to in writing by High Trail); (b) the occurrence of any event of default (other than an existing event of default); and (c) the initiation of any action by the Company or any other person to invalidate or limit the enforceability of any of the acknowledgments set forth in the Forbearance Agreement. Subsequently, High Trail agreed to extend the forbearance termination date to March 31, 2021.
On May 24, 2020, the Company entered into the New Forbearance Agreement with High Trail under which (i) the Company again admitted it was in default under several obligations under the High Trail Note and related agreements, (ii) High Trail acknowledged such defaults and agreed not to exercise any right or remedy under the High Trail Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the High Trail Note, until the Outside Date, as the same may be extended from time to time in accordance with the terms of the New Forbearance Agreement.
As partial consideration for its agreement not to exercise any right or remedy under the High Trail Note and related documents, High Trail and the Company agreed to make certain changes to the documents. In this regard, the parties agreed to amend the “Event of Default Acceleration Amount” definition in the High Trail Note so that the amount due and payable by the Company on account of an event of default would be an amount in cash equal to 125% of the then-outstanding principal and accrued and unpaid interest under the High Trail Note. This represents an increase from 120% of the then-outstanding principal and accrued and unpaid interest, and removes the market-price-based alternative for such acceleration amount.
Additionally, the parties also agreed that the principal amount outstanding under the High Trail Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to High Trail on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or Common Stock. In consideration of High Trail’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the High Trail Note, the Company agreed to pay High Trail a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
maintained in a certain blocked account against that was foreclosed upon by High Trail, the total amount of principal outstanding under the High Trail Note as of the date of the New Forbearance Agreement was approximately $13.5 million.
On February 22, 2021, we issued a $2.4 million 8% Senior Second Lien Secured Convertible Note due 2025 (the “Senior Second Lien Note”) to an institutional investor and received $2.0 million. The aggregate purchase price for the Senior Second Lien Note was $2.0 million. The Senior Second Lien Notes are senior, secured obligations of the Company, but rank junior to the High Trail Note. Interest is payable monthly beginning April 1, 2021. The Senior Second Lien Note is secured by a second lien on substantially all assets of the Company and substantially all assets of its material U.S.-organized subsidiaries.
Because of the limited nature of the relief provided under the Forbearance Agreement, which does not lower the amounts payable in principal or interest, the limited amount of additional capital we have raised and can raise by selling Senior Second Lien Notes, and the foreclosure by High Trail on $6.0 million of the High Trail Note purchase price, the Company's management believes that it will not have sufficient resources to fund its operations and meet the obligations specified in the Senior Second Lien Note and any obligations under the High Trail Note for the next twelve months following the filing of this Annual Report. The Company's software platforms require ongoing funding to continue the current development and operational plans and we have a history of net losses. The Company will continue to expend substantial resources for the foreseeable future in connection with the continued development of its software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of the Company's services. In addition, other unanticipated costs may arise.
As a result, the Company's management believes that additional capital will be required to fund the Company's operations and provide growth capital to meet the obligations under the High Trail Note and the Senior Second Lien Note. Accordingly, we will have to raise additional capital in one or more debt and/or equity offerings and continue to work with High Trail to enter into a new forbearance arrangement or agree to restructure the indebtedness owed to High Trail. Accordingly, our management has been actively exploring these and other options for addressing our liquidity issues. However, there can be no assurance that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all and that High Trail will forbear or restructure our indebtedness. If we are unable to raise additional capital that may be needed, this would have a material adverse effect on the Company. In particular, a decline in the market price of the Company's common stock, coupled with the stock’s delisting from the Nasdaq Capital Market, could make it more difficult to sell equity or equity-related securities in the future at a time and price that we deem appropriate. The factors discussed above raise substantial doubt as to the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Revision of Previously Issued Financial Statements
In finalizing the financial reporting close process for the year ended December 31, 2020, the Company identified certain immaterial errors impacting prior reporting periods beginning as of and for the three months ended December 31, 2018 and subsequent annual and quarterly reporting periods through December 31, 2019. Specifically, the Company identified that it incorrectly translated the foreign currency impact on goodwill and intangible assets related to an acquisition completed in the fourth quarter of 2018. These immaterial errors also impacted the impairment charge recognized on these assets and amortization of the intangible assets.
The Company assessed the materiality of this correction to prior periods’ financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and ASC 250, Accounting Changes and Error Corrections.
In accordance with ASC 250, the Company’s consolidated financial statements have been revised from the amounts previously reported to correct these immaterial errors as shown in the tables below and are reflected throughout the financial statements and related notes, as applicable.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
The Consolidated Balance Sheet has been revised to reflect the immaterial error as of December 31, 2019 as follows:

	As of December 31, 2019
Consolidated Balance Sheet	As Reported	Adjustment	As revised
Accumulated deficit	(543,902)	$4,409	$(539,493)
Accumulated other comprehensive loss	(5,608)	(4,409)	(10,017)
Total stockholders' deficit	(1,562)	—	(1,562)
The cumulative effect of adjustments required to correct the errors in the financial statements for years prior to 2019 are reflected in the revised opening goodwill, intangible assets, net, accumulated other comprehensive income and accumulated deficit balance as of January 1, 2019. The cumulative effect of those adjustments on all periods prior to 2019 is reflected below:

	As of January 01, 2019
Consolidated Balance Sheet	As reported	Adjustment	As revised
Goodwill	$101,375	$(947)	$100,428
Intangible assets, net	39,658	(394)	39,264
Accumulated other comprehensive loss	(5,389)	(1,327)	(6,716)
Accumulated deficit	(317,132)	(14)	(317,146)
The Consolidated Statement of Operations has been revised to reflect the immaterial error for the year ended December 31, 2019 as follows:

	For the year ended December 31, 2019
Consolidated Statement of Operations	As reported	Adjustment	As revised
Impairment of goodwill and intangible assets	$160,989	$(4,224)	$156,765
Depreciation and amortization	12,938	(199)	12,739
Total cost and operating expenses	282,402	(4,423)	277,979
Loss from operations	(220,353)	4,423	(215,930)
Net loss	(226,770)	4,423	(222,347)
Net loss per common share - basic and diluted	$(1.95)	$0.04	$(1.91)
The Consolidated Statement of Operations for interim periods has been revised in conjunction with the filing of the Company’s unaudited quarterly financial statements for each of the quarterly periods as follows.

	March 31, 2019		June 30, 2019
Consolidated Statement of Operations	As reported	As revised	As reported	As revised
Revenue	$13,069	$13,069	$16,876	$16,876
Loss from operations	(14,432)	(14,385)	(14,084)	(14,043)
Net loss	(15,881)	(15,834)	(14,831)	(14,790)
Loss per common share:
Basic and diluted	$(0.15)	$(0.15)	$(0.13)	$(0.13)

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	September 30, 2019		December 31, 2019
Consolidated Statement of Operations	As reported	As revised	As reported	As revised
Revenue	$16,083	$16,083	$16,021	$16,021
Loss from operations	(13,329)	(13,274)	(178,507)	(174,227)
Net loss	(25,174)	(25,119)	(170,884)	(166,604)
Loss per common share:
Basic and diluted	$(0.22)	$(0.22)	$(1.25)	$(1.22)
The Consolidated Statement of Comprehensive Loss has been revised to reflect the immaterial error for the year ended December 31, 2019 as follows:

	For the year ended December 31, 2019
Consolidated Statement of Comprehensive Loss	As reported	Adjustment	As revised
Net loss	$(226,770)	$4,423	$(222,347)
Foreign currency translation loss	(219)	(3,082)	(3,301)
Comprehensive loss	$(226,989)	$1,341	$(225,648)
The Consolidated Statement of Cash Flows has been revised to reflect the immaterial error for the year ended December 31, 2019 as follows:

	For the year ended December 31, 2019
Consolidated Statement of Cash Flows	As reported	Adjustment	As revised
Net loss	$(226,770)	$4,423	$(222,347)
Impairment of goodwill and intangible assets	160,989	(4,224)	156,765
Depreciation and amortization	12,938	(199)	12,739
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Pareteum and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All material intercompany transactions and account balances have been eliminated in consolidation.
Foreign Currency Translation
The Company’s consolidated financial statements were translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") ASC 830, Foreign Currency Matters (“ASC 830”). The majority of the Company’s operations are carried out in Euros. For all operations outside of the U.S., assets and liabilities are translated into U.S. dollars using the period end exchange rates and the average exchange rates as to revenue and expenses, and capital accounts were translated at their historical exchange rates when the capital transaction occurred. In accordance with ASC 830, net gains and losses resulting from translation of foreign currency financial statements are included in the Statement of Changes in Series C Redeemable Preferred Stock and Stockholders’ Deficit as Other comprehensive income (loss). Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations and Comprehensive Loss, under the line item “Other income (expense), net”.
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

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and intangible assets acquired through acquisitions. Significant estimates include the bad debt allowance; revenue recognition; impairment of goodwill, intangible assets and long-lived assets; valuation of financial instruments; realization of deferred tax assets; useful lives of long-lived assets; share-based compensation and contingent losses. Actual results may differ from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.
Restricted Cash
Restricted cash as of December 31, 2020 and 2019 was $6,479 and $1,455, respectively, and consists primarily of cash deposited in blocked accounts for the High Trail Note and as bank guarantees for, corporate credit cards and letters of credit issued to vendors related to contract performance.
Accounts Receivable
Accounts receivable are presented on the consolidated balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. In determining the amount of the allowance, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. The Company’s allowances have generally been adequate to cover its actual credit losses. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its allowances will continue to be adequate. If actual credit losses are significantly greater than the allowance, the Company would increase its general and administrative expenses and increase its reported net losses. Conversely, if actual credit losses are significantly less than the Company's reserve, this would eventually decrease the Company’s general and administrative expenses and decrease its reported net losses. Allowances are recorded primarily on a specific identification basis.
Other Assets
Other assets consist mainly of long-term deposits to various telecom carriers, facility deposits, and other deposits. The deposits are refundable at the termination of the business relationship with the carriers or at the end of the lease term.
Leasing Arrangements
The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets and lease liabilities in the Company’s Consolidated Balance Sheets. Finance leases are included in property and equipment, net and lease liabilities in the Company’s Consolidated Balance Sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The implicit rate is used when it is readily determinable. The Company’s lease agreements may have lease and non-lease components, which the Company accounts for as

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
a single lease component under the available practical expedient. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term and variable payments are recognized in the period they are incurred. The Company’s lease agreements do not contain any residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Revenue Recognition
The Company's revenue represents amounts earned for its mobile and CPaaS solutions. The Company's solutions take many forms, but its revenue generally consists of fixed and/or variable charges for services delivered monthly under a combined services and SaaS model. The Company also offer discrete (one-time) services for implementation and for development of specific functionality to properly service its customers.
The following table presents the Company's revenue disaggregated by revenue source:

	Years Ended December 31,
	2020	2019
Monthly Service	$68,561	$61,206
Installation and Software Development	1,076	843
Total revenue	$69,637	$62,049
Both monthly service revenue and installation and software development revenue are recognized over time.
The following table presents the Company's revenue disaggregated by geography, based on the billing addresses of its customers:

	Years Ended December 31,
	2020	2019
International	$43,053	$41,925
United States	26,584	20,124
Total revenue	$69,637	$62,049
Monthly Service Revenue
The Company’s performance obligations in monthly SaaS and service offerings are simultaneously received and consumed by the customer and therefore, are recognized over time. For recognition purposes, we do not unbundle such services into separate performance obligations. The Company typically bills its customer at the end of each month, with payment to be received shortly thereafter. The fees charged may include a combination of fixed and variable charges with the variable charges tied to the number of subscribers or some other measure of volume. Although the consideration may be variable, the volumes are estimable at the time of billing, with “true-up” adjustments occurring in the subsequent month.
Installation and Software Development Revenue
The Company’s other revenue consist of installation and software development projects.
Installation represents the activities necessary for a customer to obtain access and connectivity to the Company’s monthly SaaS and service offerings. While installation may require separate phases, it represents one promise within the context of the contract.
Software development consists of programming and other services which add new functionality to a customer’s existing or new service offering. Each development project defines its milestones and will have its own performance obligations.

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
The Company records net billings in excess of revenue when payments are made in advance of the Company's performance, including amounts which are refundable.
Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before control is transferred or services are delivered to the customer.
Cost of Revenue
Cost of revenue includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, supplies and materials, network costs, data center costs, facility costs of hosting network and equipment and costs of providing resale arrangements with long distance service providers, costs of leasing transmission facilities, international gateway switches for voice, data transmission services, and the cost of professional services of staff directly related to the generation of revenue, consisting primarily of employee-related costs associated with these services, including share-based compensation and the cost of subcontractors. Cost of revenue excludes depreciation and amortization.
Segment Reporting
The segment reporting guidance in ASC 280, Segments Reporting (“ASC 280”), defines operating segments as components of an enterprise for which discrete financial information is available and that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and in assessing performance. The Company has determined its Chief Executive Officer, together with its Chief Financial Officer, to be the CODM. During the assessment of segment reporting for each of the years ended December 31, 2020 and 2019, the Company identified three operating segments. The three operating segments, Legacy Pareteum, Artilium and iPass, have been aggregated into one reportable segment as they have similar economic characteristics in that they provide communications connectivity through CPaaS to similar customers wishing to be connected to everything mobile. The results of this assessment also consider the impacts of recent acquisitions of Artilium and iPass and the way in which internally reported financial information is used by the CODM to make decisions and allocate resources.
Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement (“ASC 820”), fair value is the price that would be received from selling an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available in the circumstances.

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
Level 3 – Instruments that have little to no pricing observability as of the measurement date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
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
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include goodwill and intangible assets acquired in business combinations as well as fair value measurements used when performing its annual impairment test. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions which include projected revenue and appropriate discount rates. As such, the Company classifies nonfinancial assets subjected to nonrecurring fair value adjustments as Level 3 measurements. The Company hired a third-party valuation expert to value the trade names, customer relationships and developed technology acquired as part of the acquisitions of Artilium and iPass due to the expertise required to model the assumptions used. At December 31, 2019, goodwill and certain intangible assets were impaired and written down to their fair value; see Note 4, Goodwill and Intangible Assets.
Recurring Fair Value Measurements – Warrant Liability and Derivative Liability
In connection with the issuance of the High Trail Note on June 8, 2020, the Company identified various embedded conversion features that were required to be bifurcated upon issuance and recorded at fair value and then remeasured to fair value at each balance sheet date. In addition, the 15,000,000 warrants issued in connection with the issuance of the High Trail Note were classified as a liability and recorded at fair value and then remeasured to fair value at each balance sheet date (see Note 5, Debt and Series C Redeemable Preferred Stock).
Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, promissory notes (payable) and customer deposits approximate their fair values based on their short-term nature.
The recorded values of long-term debt, including the Series C Redeemable Preferred Stock, approximate their fair values, as interest approximates market rates (Level 2).
Share-based Compensation
The Company follows the provisions of ASC 718, Compensation-Stock Compensation, (“ASC 718”). ASC 718 requires all share-based payments to employees, directors and non-employees to be recognized in the statements of operations and comprehensive loss by measuring the fair value of the award on the date of grant and recognizing this fair value as expense using a straight-line method over the requisite service period, generally the vesting period. The Company estimates forfeitures at the time of grant and, if necessary, revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
The Company estimates the grant date fair value of stock-based payments that vest over time using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the following:
Expected Term
The expected term represents the period that the stock-based awards are expected to be outstanding. The Company uses the simplified method for estimating the expected term of the option, by taking the average between time to vesting and the contract term of the award. For warrants issued to nonemployees, the Company uses the contractual term of the warrant.
Expected Volatility
The Company estimates expected volatility giving consideration to the expected term of the stock-based awards, and the calculated annual volatility by using the continuously compounded return calculated by using the Company's closing stock prices of an equal number of days prior to the grant-date (reference period). The annual volatility is used to determine the (cumulative) volatility of its common stock.
Risk-free Interest Rate
The Company estimates the risk-free interest rate using the “Daily Treasury Yield Curve Rates” from the U.S. Treasury Department with a term equal to the reported rate or derived by using both spread in intermediate term and rates, to the expected term of the award.
Expected Dividend Yield
The Company applies an expected dividend yield of zero after giving consideration to its current dividend policies as well as those anticipated in the future considering its current plans and projections.
Income Taxes
Current income tax is based on the income or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates enacted at the balance sheet date. Deferred tax assets are recognized for the expected future tax benefit to be derived from various sources such as tax losses and tax credit carry-forwards. Establishment of a valuation allowance is provided when it is more likely than not that net deferred tax assets will not be fully realized.
In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and reimbursement arrangements among related entities, the identification of revenue and expenses that qualify for preferential tax treatment and assessment of the sustainability of tax positions is based on several factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity.
The Company files federal income tax returns in the U.S., various U.S. state jurisdictions and various foreign jurisdictions. The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for 3 years but can be extended to 6 years under certain circumstances. In other jurisdictions, the period for examinations depends on local legislation, typically ranging from three to eight years. The Company’s policy is to record estimated interest and penalties on unrecognized tax benefits as part of its income tax provision.
Comprehensive Loss
For the years ended December 31, 2020 and 2019, the Company’s comprehensive loss consisted of net losses and foreign currency translation adjustments.
Business Combinations
The Company's use of the acquisition method of accounting for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”) requires management to make significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period defined as the

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
period, not to exceed one year, in which the Company may adjust the provisional amounts recognized in a business combination.
Under the acquisition method of accounting, the identifiable assets acquired, the liabilities assumed, and any non-controlling interests acquired in the acquisition are recognized as of the closing date for purposes of determining fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred, over the net of the acquisition date fair value of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and the Company charges them to acquisition costs as they are incurred.
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
Goodwill
In accordance with ASC 350, Intangibles-Goodwill and Other, ("ASC 350"), the Company recognizes goodwill for the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill is not subject to amortization, but the Company tests it for impairment annually during its fourth quarter and whenever an event or change in circumstances indicates that the carrying value of the asset is impaired.
Under the guidance, the Company is permitted to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, there is no goodwill impairment. In the absence of sufficient qualitative factors indicating that it is more-likely-than-not that no impairment occurred, the Company performs a quantitative assessment by determining the fair value of the reporting unit and comparing the fair value to its book value. If the fair value of the reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, the Company recognizes an impairment loss equal to the difference between book value and fair value.
The Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment effective January 1, 2020. The new standard simplified the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test, which step required a hypothetical purchase price allocation. Under the new standard, an impairment loss is recognized in the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
During 2019, goodwill was impaired and written down to fair value; see Note 4, Goodwill and Intangible Assets.
Long-lived Assets and Intangible Assets
In accordance with ASC 360, Property, Plant and Equipment, long-lived assets, including intangible assets subject to amortization, are carried at cost less accumulated amortization and impairment charges. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, between three and ten years. Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset group may not be recoverable. Measurement of any impairment loss is based on the amount of the carrying value that exceeds the fair value of the asset or asset group. During 2019, certain intangible assets were impaired and written down to their fair value; see Note 4, Goodwill and Intangible Assets.
Property and Equipment
Property and equipment are initially recorded at cost and presented on the consolidated balance sheet net of accumulated depreciation and amortization. Additions and improvements are capitalized, while expenditures that do not enhance the assets or extend the useful life are charged to operating expenses as incurred. Included in property and equipment are certain costs related to the development of the Company’s internally developed software technology platform.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
The Company has adopted the provisions of ASC 350-40, Internal-Use Software, and, as such, costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project; the preliminary project stage is completed and when technological feasibility is established. Software developed for internal use has generally been used to deliver hosted services to the Company’s customers. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Once a new functionality or improvement is released for operational use, the asset is moved from the “construction in progress” category to a category subject to depreciation. In addition, account management also records equipment acquired from third parties, until it is ready for use. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.
Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairment losses recognized in 2020 and 2019 related to property and equipment, internal use software and third-party software.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The guidance can be applied either prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company adopted this standard on January 1, 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial condition, results of operations, cash flows, and financial statement disclosures.
In January 2017, the FASB issued ASU 2017-4, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment testing by eliminating Step 2 from the goodwill impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, versus determining an implied fair value in Step 2 to measure the impairment loss. ASU 2017-4 is effective for annual periods beginning after December 15, 2019. The Company adopted this standard on January 1, 2020. The adoption of ASU 2017-4 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements for fair value measurements. The standard adds, modifies, and removes previous disclosure requirements. Eliminated disclosures include items such as removing disclosures for the valuation process for Level 3 measurements, policy for timing of transfers between levels of the fair value hierarchy and changes in unrealized gains and losses included in earnings for recurring Level 3 measurements held at the reporting period. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company adopted this standard on January 1, 2020 and it had no effect on the disclosures in the consolidated financial statements.
In November 2019, the FASB issued ASU 2019-8, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer. Under this new guidance, share-based payment awards issued to a customer are recorded as a reduction of the transaction price in revenue with an amount measured under the grant-date fair value of the award. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the income statement. The award is measured and classified under ASC 718 for its entire term, unless the award is modified after it vests and the grantee is no longer a customer. The new guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2020. The adoption of ASU 2019-8 did not have a material impact on the Company’s financial condition, results of operations, and cash flows.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning January 1, 2023, with early adoption permitted on January 1, 2019. The Company is currently evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements.
In December 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The Company is currently evaluating the impact of adoption of ASU 2019-12 on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-6”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Upon adoption, a convertible debt instrument will be accounted for as a single liability at amortized cost unless (a) the convertible instrument contains features that require bifurcation as a derivative under ASC 815, Derivatives and Hedging, or (b) the convertible debt instrument was issued at a substantial premium. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-6 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for public entities excluding smaller reporting companies in fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. For public business entities that meet the definition of a smaller reporting company, the amendments in ASU 2020-6 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. ASU 2020-6 is effective for us in the first quarter of fiscal 2024. The Company is currently evaluating the impact of adoption of ASU 2020-6 on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-4"), which provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications made and hedging relationships entered into from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact of adoption of ASU 2020-4 on its consolidated financial statements.
Note 2. Acquisitions and Disposition
Asset Disposition
In August 2020, the Company entered into an asset transfer agreement and a software license agreement with a data communications provider (the "Purchaser"), pursuant to which the Purchaser agreed to purchase certain property and equipment and software license related to a Mobile Virtual Network Enabler solution for total cash consideration of $12.3 million. The Purchaser paid $4.7 million in August 2020 and the remainder in December 2020 upon the completion of the transfer to the Purchaser. The Company recorded a gain on sale of assets of $10.8 million for the difference between the consideration received and the carrying value of the property and equipment and the software license.
Devicescape Asset Purchase
On April 22, 2019, the Company, together with Devicescape Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the “Holdco” and together with the Company, the “Buyer”) entered into an asset purchase agreement (the “Purchase Agreement”) with Devicescape Software, Inc., a California corporation (“Devicescape”), whereby the

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Buyer acquired certain assets of Devicescape and assumed certain liabilities of Devicescape, such that Holdco continued as a surviving subsidiary of the Company holding the acquired assets and assuming those certain liabilities of Devicescape (the “Devicescape Purchase”). In connection with the Devicescape Purchase, and pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company paid cash consideration of $2,000 and issued to the stockholders of Devicescape an aggregate of 400,000 shares of the Company’s common stock at a value of $1,692 based on the closing price of the Company's common stock on April 22, 2019 of $4.23 per share.
The Devicescape Purchase has been treated as an asset purchase under U.S. GAAP. Under an asset purchase, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquired and is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.
The allocation of the purchase price was as follows:

Purchase consideration:
Cash consideration and transaction costs	$2,137
Shares issued to stockholders	1,692
Total purchase consideration	$3,829

Purchase price allocation:
Assets:
Accounts receivable	$71
Escrow receivable	200
Intangible assets	3,646
Total assets	3,917

Liabilities:
Accounts payable & other liabilities	88
Total liabilities	88
Estimated fair value of net assets acquired	$3,829
The fair value of intangible assets acquired was estimated as follows:

	Estimated Fair Value	Useful Life (Years)
Developed technology	$3,525	8
Customer relationships	121	8
Intangible assets	$3,646
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
iPass, Inc. Acquisition
On November 12, 2018, the Company entered into an Agreement and Plan of Merger (the “iPass Merger Agreement”) by and among the Company, TBR, Inc., and iPass. Pursuant to the iPass Merger Agreement, TBR, Inc., a wholly owned subsidiary of

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
the Company, commenced an offer for all of the shares of iPass it did not already own for the transaction consideration, upon the terms and subject to the conditions set forth in the Prospectus/Offer to Exchange dated December 4, 2018 (together with any amendments and supplements thereto, the “Offer to Exchange”), and the related Letter of Transmittal. The Offer to Exchange and withdrawal rights expired at 5:00 p.m. New York City time on February 12, 2019, and promptly following such time TBR, Inc. accepted for payment and promptly paid for all validly tendered iPass shares in accordance with the terms of the Offer to Exchange. The Company acquired 100% of the voting shares of iPass.
On February 12, 2019, Pareteum Corporation entered into the Consent with iPass SPV, and Fortress Credit Corp. (together with its affiliates, “Fortress”). Also, on February 12, 2019 the Company entered into the Joinder to Security Agreement, the Joinder to Guarantee and the Pledge Agreement, each for the benefit of or with Fortress, guaranteeing the Loan and granting a first-priority security interest in all of the assets of the Company to Fortress. Pursuant to the Consent, Fortress consented to the consummation of the iPass Merger Agreement. The Company paid Fortress a cash fee of $150 and issued to Fortress warrants to purchase an aggregate of 325,000 shares of common stock.
On February 12, 2019, following acceptance and payment for the validly tendered iPass shares and pursuant to the terms and conditions of the iPass Merger Agreement, the Company completed its acquisition of iPass from the stockholders of iPass when TBR, Inc. merged with and into iPass, with iPass surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger was governed by Section 251(h) of the Delaware General Corporation Law, as amended with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each iPass share outstanding was converted into the right to receive the transaction consideration. The iPass shares are no longer listed on the Nasdaq Capital Market.
Based on the terms of the iPass Merger Agreement, the Company issued 9,865,412 shares of common stock to former stockholders of iPass. In accordance with ASC 805, the Company recognized a settlement of a pre-existing relationship in the form of a software license that the Company purchased from iPass on May 8, 2018, on the acquisition date, which is included in consideration transferred. The aggregate consideration transferred totaled $30,141, which consisted of: i) 9,865,412 shares issued to the former stockholders of iPass valued at $28,610 (based on the Company’s closing stock price of $2.90 per share on February 12, 2019) and ii) non-monetary consideration relating to the settlement of the pre-existing relationship software license of $1,531, which approximates the estimated fair value at the date of acquisition.
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
On February 26, 2019, concurrently with the Company entering into a credit agreement with Post Road Administrative Finance, LLC and its affiliate Post Road Special Opportunity Fund I LLP (see Note 5, Debt and Series C Redeemable Preferred Stock -

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Former Post Road Group Debt Facility), the Company paid approximately $11,000 for payment in full of the outstanding secured debt assumed in the acquisition of iPass owed to Fortress and recorded a loss on extinguishment of debt of approximately $1,000.
The consolidated financial statements for the year ended December 31, 2020 included iPass and its subsidiaries from the closing date of February 12, 2019 through December 31, 2020.
The fair value of intangible assets acquired was estimated as follows:

	Estimated Fair Value	Useful Life (Years)
Developed technology	$2,585	8
Customer relationships	8,378	5
Trade name	143	2
Intangible assets	$11,106
The value of the developed technology intangible asset was calculated using the relief-from-royalty method, an income approach. The value of the customer relationships intangible asset was calculated using the excess earnings method of the income approach. The value of the trade name intangible asset was calculated using the relief-from-royalty method.
The weighted-average useful life of the intangible assets acquired is estimated at 5.7 years.
Note 3. Supplemental Balance Sheet Information
Supplemental information for certain Consolidated Balance Sheet accounts as of December 31, 2020 and December 31, 2019 are as follows:

Prepaid expenses and other current assets	December 31, 2020	December 31, 2019
Prepaid insurance and legal fees	$536	$762
Prepaid software license and support	471	890
Prepaid payroll taxes	196	214
Prepaid expenses-other	1,337	714
Valued added tax	738	591
Other receivables	64	451
Other assets	330	831
Prepaid expenses and other current assets	$3,672	$4,453

Notes Receivable	December 31, 2020	December 31, 2019
ValidSoft	$300	$512
Yonder Media Mobile	—	3,355
Reserve - Yonder Media Mobile	—	(3,355)
Note Receivables	$300	$512
The ValidSoft note bears interest at 5% and, pursuant to an amendment dated June 2020, matured March 31, 2021. On April 6, 2021, the Company entered into an agreement with ValidSoft wherein the Company agreed to accept $300,000 as payment in full. Consequently, the ValidSoft note receivable was written down to that amount as of December 31, 2020. The Company collected $150,000 on the date of the agreement and the balance is due on April 30, 2021.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
From November 2018 through February 2019, the Company received an aggregate of $3,200 in promissory notes from Yonder Media Mobile ("Yonder") that bore interest at 12% and were to mature approximately 18 months from their original issue date. In July 2019, the Company and Yonder became involved in a legal dispute and the Company recorded a full reserve of $3,355 representing the principal and accrued interest amount outstanding on the promissory notes as of June 30, 2019. In July 2020, the Company settled all the principal amounts due under the promissory notes by conversion of the amounts outstanding into shares of Yonder.

Property and equipment	Average Estimated Useful Lives	December 31, 2020	December 31, 2019
Furniture and fixtures	5	$186	$171
Computer, communication and network equipment	3 – 10	9,347	17,450
Software	5	4,207	4,150
Automobiles	5	14	13
Leasehold improvements	5	25	131
Software development	1	14,293	8,552
Total property and equipment		28,072	30,467
Accumulated depreciation and amortization		(22,982)	(24,205)
Total property and equipment, net		$5,090	$6,262
The total amount of software development costs (internal use software costs) that were capitalized in property and equipment during the years ended December 31, 2020 and 2019 was $6,489 and $6,363, respectively.
During the years ended December 31, 2020 and 2019, the Company amortized $7,059 and $3,876 of software development, respectively. Total property and equipment depreciation and amortization expenses were $8,075 and $5,919 for the years ended December 31, 2020 and 2019, respectively.

Long-lived tangible assets by geography:	December 31, 2020	December 31, 2019
International	$327	$764
U.S.	$5,807	$7,739
Total long-lived tangible assets	$6,134	$8,503

Accrued expenses and other payables	December 31, 2020	December 31, 2019
Accrued selling, general and administrative expenses	$4,246	$2,720
Accrued salaries and bonuses	646	2,005
Accrued employee benefits	754	564
Accrued cost of service	1,566	627
Accrued taxes (including VAT)	4,193	2,637
Accrued interest payable	328	53
Accrued customer credit	77	3,393
Other accrued expenses	1,476	1,617
Accrued expenses and other payables	$13,286	$13,616
Accrued taxes include income taxes (receivable)/payable as of December 31, 2020 and 2019, amounting to $(52) and $316 respectively. See Note 11, Income Taxes for more information.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Promissory notes	December 31, 2020	December 31, 2019
Bank notes	$934	$993
Bank Notes
The promissory notes payable at December 31, 2020 and 2019 include six bank notes secured by Artilium with varying original maturity dates ranging between 6 and 24 months with an average interest rate of 2%. The notes are not convertible.

Paycheck protection program loan	December 31, 2020	December 31, 2019
PPP Loan	$824	$—
Paycheck Protection Program Loans
On May 4, 2020, Pareteum Corporation received a $552 loan (the "Pareteum PPP Loan") from Silicon Valley Bank, under the Paycheck Protection Program (the "PPP") loan, which program was established under the Coronavirus Aid, Relief, and Economic Security Act (as modified by the Paycheck Protection Flexibility Act of 2020, the CARES Act) and is administered by the U.S. Small Business Administration (the "SBA"). The term of the loan was two years and bore interest at the rate of 1%. In December 2020, the Company received notification that the SBA has forgiven, in full, the Pareteum PPP Loan and, as a result, recorded a gain in the amount of $552 to Other income (expense), net.
On May 8, 2020, the Company, through its wholly owned subsidiary iPass Inc., received a $819 loan (the "iPass PPP Loan") from Silicon Valley Bank, under the PPP. The iPass PPP Loan had a term of two years and bore interest at the rate of 1%. In June 2021, the Company received notification that the SBA has forgiven, in full, the iPass PPP Loan.
Note 4. Goodwill and Intangible Assets
During the fourth quarter ended December 31, 2020, the Company performed its annual impairment test for goodwill and determined that there was no indication of impairment and accordingly, no further testing was performed.
During the fourth quarter ended December 31, 2019, the Company performed its annual impairment test for goodwill. As a result of the deteriorating business conditions, the Company recorded an impairment charge of $156,765 during the year ended December 31, 2019 related to goodwill and intangible assets associated with the Company’s acquisitions of iPass and Artilium.
The Company operates in a single reportable segment. The impairment test indicated that the net book value of goodwill associated with the Company’s acquisitions of iPass and Artilium exceeded their implied fair value. The Company utilized the income approach to determine the enterprise value of the Company in its goodwill impairment test. The fair value was based on forecasted future cash flows discounted back to the present value; significant judgments related to the risk adjusted discount rates, terminal growth rates and weighted-average cost of capital. The intangible assets acquired in the iPass and Artilium acquisitions also indicated an impairment as the carrying values exceeded the fair value determined in the impairment test. The impairment charge for goodwill and finite-lived intangible assets represented the amount by which the carrying values exceed their estimated fair values.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Changes in goodwill were as follows:

Goodwill
Balance at December 31, 2018	$101,375
Business acquisition	37,821
Impairment	(125,923)
Foreign currency translation	(3,174)
Balance at December 31, 2019	$10,099
Foreign currency translation	944
Balance at December 31, 2020	$11,043
Intangible assets consisted of the following:

	As of December 31, 2020
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation	Total
Developed technology	$26,829	$(5,792)	$(14,651)	$(520)	$5,866
Customer relationships	25,300	(3,972)	(14,434)	(454)	6,440
Trade names	3,544	(1,050)	(1,757)	(45)	692
Total	$55,673	$(10,814)	$(30,842)	$(1,019)	$12,998

	As of December 31, 2019
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation	Total
Developed technology	$26,829	$(4,800)	$(14,651)	$(623)	$6,755
Customer relationships	25,300	(2,409)	(14,434)	(511)	7,946
Trade names	3,544	(885)	(1,757)	(103)	799
Total	$55,673	$(8,094)	$(30,842)	$(1,237)	$15,500
At December 31, 2020, the estimated useful lives of its intangible assets by category was 8 years, 5 to 8 years and 2 to 6 years for developed technology, customer relationships and trade names, respectively. The change in the estimated useful lives from the estimates at the acquisition dates was due to diminished expectations of the future periods that would benefit from the Company's original estimates. At December 31, 2020, the weighted-average amortization period for intangible assets was 5.2 years. At December 31, 2020, the weighted-average amortization periods for developed technology, customer relationships, and trade names was 6.7 years, 4.1 years and 4.6 years, respectively.
Amortization expense related to intangible assets for the years ended December 31, 2020 and 2019 was $2,720 and $6,820, respectively.
The estimated annual amortization expense related to finite-lived intangible assets as of December 31, 2020, is as follows:

Year Ending December 31,	Amortization
2021	$2,765
2022	$2,715
2023	$2,715
2024	$2,715
2025 and thereafter	$2,088
$12,998

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Note 5. Debt and Series C Redeemable Preferred Stock
Senior Secured Convertible Note
On June 8, 2020, the Company issued an $17.5 million in principal amount of an 8% Senior Secured Convertible Note (the "High Trail Note") due April 1, 2025 to High Trail Investments SA LLC (“High Trail”) for $14.0 million. Since October 31, 2020, the Company has been in default under the High Trail Note and as of December 31, 2020, the Company has classified the High Trail Note as a current liability on the consolidated balance sheet.
On June 8, 2020, the Company received $4.0 million of the $14.0 million and incurred legal fees of $469. The remaining $10.0 million balance was received by the Company but was deposited into a blocked bank account based on terms of a Control Agreement. Under the terms of the Control Agreement, the Company has no right or any other right or ability to control, access, pick up, withdraw or transfer, deliver or dispose of items or funds from the blocked account. Under the terms of the High Trail Note, the remaining $10.0 million balance was to be released to the Company subject to the satisfaction of certain conditions as follows:
•$3.0 million when the Company receives $4.0 million in additional financing. The Company received the additional financing in July 2020 and the $3.0 million was released to the Company to be used for working capital purposes.
•$7.0 million when the Company meets certain specified conditions (the “Specified Conditions”) on or prior to October 31, 2020 the “Specified Conditions Date”). The $7.0 million will be reported as restricted cash until the Specified Conditions are met on the Specified Conditions Date.
On April 8, 2021, High Trail provided notice to the Company that it was causing $6.0 million of the purchase price maintained in such blocked account to be transferred to High Trail in partial satisfaction of the amounts outstanding under the High Trail Note.
The Specified Conditions include satisfaction of certain equity conditions and other conditions as of any date and on each of the 20 previous trading days prior to such date as defined in the High Trail Note. The satisfaction of the certain equity conditions includes:
•the Company’s being able to issue shares of its common stock upon conversion that are not subject to restrictions on resale;
•High Trail, upon conversion of any portion of the High Trail Note, not beneficially owning in excess of 4.99% of the Company’s outstanding common stock;
•the Company at all times having sufficient authorized and unissued shares of its common stock available for the issuance of common stock upon conversion equal to the outstanding principal amount plus accrued interest;
•the average daily volume-weighted-average price per share of the Company’s common stock being not less than $0.50 per share (for a common stock change event as defined in the High Trail Note) and the daily dollar trading volume (as reported on Bloomberg) for the Company’s common stock on such date and for at least 17 of the prior 20 trading days being not less than $750;
•there being no defaults or events of a default that have occurred or are continuing;
•the Company having obtained the requisite stockholder approval required by the Nasdaq Stock Market for the issuance of the shares of its common stock upon conversion;
•the average daily volume-weighted average price per share of the Company’s common stock being not less than $0.85 per share (for a common stock change event as defined in the High Trail Note); and
•the absence of any defaults or events of default.
The High Trail Note contains customary events of default, as well as events of default if the Company fails to use reasonable efforts to obtain the approval of its stockholders of the issuance of the shares issuable upon conversion by October 31, 2020, the Company’s shares cease to be traded on the Nasdaq Stock Market, or the Company fails to restate its financial statements for the year ended December 31, 2019 and the quarters ended March 31, 2019 and June 30, 2019, in each case, prior to October 31, 2020 or fails to timely file its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required by the Exchange Act. As of October 31, 2020, the High Trail Note was in default due to the Company not meeting the following conditions which are defined as existing event of defaults:

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
(i) the Company’s failure, as of October 2, 2020, to have caused either: (i) the conversion or exchange of all shares of the Series C Redeemable Preferred Stock into shares of the Company’s common stock or (ii) the extension of any mandatory redemption date, final maturity date or other applicable repurchase obligation with respect to such Series C Redeemable Preferred Stock by October 1, 2020;
(ii) the Company’s failure, as of November 1, 2020, to have obtained the requisite stockholder approval by October 31, 2020; and the Company’s failure to have used commercially reasonable efforts to obtain the requisite stockholder approval by October 31, 2020;
(iii) the Company’s failure to have timely filed all reports required to be filed with the SEC pursuant to the Exchange Act;
(iv) the Company’s failure after October 31, 2020 to timely file its quarterly reports on Form 10-Q or its annual reports on Form 10-K with the SEC in the manner and within the time periods required by the Exchange Act; and
(v) the Company’s failure, as of November 1, 2020, to file restated financial statements with the SEC for (A) the fiscal year ended December 31, 2018, (B) the quarter ended March 31, 2019 and (C) the quarter ended June 30, 2019, in each case on or prior to October 31, 2020 and in compliance with all requirements under the Exchange Act.
Beginning on October 1, 2020, and on the first day of each calendar month thereafter, at the election of High Trail, the Company can be required to redeem a portion of the High Trail Note equal to the applicable optional redemption payment which is $3.5 million, as determined by High Trail in its sole discretion; provided, that High Trail and the Company may agree to increase the size of any optional redemption payment by mutual written consent; and provided, further, that in no event shall the amount of any optional redemption payment exceed the then outstanding principal amount of the High Trail Note on each redemption date.
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
The High Trail Note has a stated interest rate of 8% per year, payable monthly in arrears at the Company’s option in cash or shares of its common stock or a combination of both cash and shares of the Company’s common stock beginning on August 1, 2020.
If the Company fails to pay any amount payable on this High Trail Note on or before the due date as provided in the High Trail Note, then, regardless of whether such failure constitutes an event of default, or a default or event of default occurs as set forth in the High Trail Note (such amount payable or the principal amount outstanding as of such failure to pay or default or event of default, (as applicable, a “Defaulted Amount”), then in each case, interest (“Default Interest”) will accrue on such Defaulted Amount at a rate per annum equal to 18%, from, and including, such due date or the date of such default or event of default, as applicable, to, but excluding, the date such failure to pay or default or event of default is cured and all outstanding Default Interest under the High Trail Note has been paid, as applicable.
From August 1, 2020 through October 31, 2020, the Company paid interest expense of $818 to High Trail. On December 1, 2020, the Company issued 1,093,750 shares of its common stock for payment of November 2020 accrued interest of $263 (based on default interest rate of 18%). On January 1, 2021, the Company issued 583,334 shares of its common stock for payment of the December 2020 accrued interest of $263 (based on default interest rate of 18%). For the year ended December 31, 2020, the Company recognized interest expense $1,081.
If the Company elects to pay the stated interest (or any applicable portion thereof) in shares of its common stock, High Trail has the right to allocate all or any portion of the applicable payment of the stated interest (or applicable portion thereof) to one or more scheduled trading days as defined in the High Trail Note during the period beginning on, and including, the applicable interest payment date and ending on, and including, the scheduled trading day immediately before the subsequent interest

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
payment date (or defer such payment of the stated interest (or applicable portion thereof) to any future interest payment date selected by High Trail.
The number of shares of common stock to be issued by the Company for payment for both the optional redemption payment and the stated interest amounts are determined as set forth in the High Trail Note by dividing the optional redemption and stated interest amounts by the market stock payment price. The market stock payment price is defined in the High Trail Note as the greater of: (A) $0.10 the floor price or (B) 85% of the lowest average daily volume-weighted-average price per share of the Company’s common stock during the 10 trading day period ending on the trading day immediately prior to such interest payment or the optional redemption payment payable in shares of common stock. In the event that the number of shares of the Company’s common stock issued to High Trail on any optional redemption date and the interest payment date is reduced as a result of the floor price, the Company will be required to pay to High Trail an amount in cash equal to the product of (i) the number of shares of common stock by which the applicable optional redemption payment and interest payment amount (or portion thereof) was reduced as a result of the floor price, multiplied by the market stock payment price.
The High Trail Note is convertible into shares of the Company’s common stock including any portion constituting an optional redemption payment amount and other circumstances as set forth in the High Trail Note at High Trail’s election. The conversion rate is equal to 1,666.667 shares of the Company’s common stock per $1,000 principal amount of the High Trail Note, or $0.60 per share.
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
Upon an event of default, the conversion rate applicable to such conversion will be increased by a number of shares equal to the event of default additional shares, which is defined in the High Trail Note as an amount equal to the excess, if any, of (A) the event of default conversion rate, which is defined in the High Trail Note as an amount (rounded to the nearest 1/10,000th of a share of the Company’s common stock (with 5/100,000ths rounded upward)) equal to (A) $1,000 divided by (B) the event of default conversion price applicable to such conversion. The event of default conversion price as defined in the High Trail Note is the greater of (i) the Floor Price ($0.10) and (ii) the lesser of (A) the conversion price that would be in effect immediately after the close of business on the conversion date for such conversion as defined in the High Trail Note and (B) 75% of the lowest daily volume-weighted-average price per share of the Company’s common stock during the 10 consecutive trading days ending on, and including, such conversion date (or, if such conversion date is not a trading day, the immediate preceding trading day).
The High Trail Note is secured by a first lien on substantially all assets of the Company and substantially all assets of its material U.S. organized subsidiaries and the assets of Pareteum Europe BV, a subsidiary organized in the Netherlands. In addition, the High Trail Note contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, dividends, distributions, acquisitions, investments, sale or transfer of assets, transactions with affiliates and maintenance of certain financial ratios.
All payments due under the High Trail Note rank senior to all other indebtedness of the Company to the extent of the value of the collateral and any Subordinated Indebtedness.
If the Company undergoes a fundamental change as set forth in the High Trail Note, High Trail will have the right to require the Company to repurchase all or part of the High Trail Note in cash equal to of the greater of (i) 120% of the then outstanding principal amount of the High Trail Note (or portion thereof) and (ii) 120% of the product of (A) the conversion rate in effect as of the trading day immediately preceding the effective date of such fundamental change; (B) the principal amount of this High Trail Note to be repurchased upon a fundamental change divided by $1,000; and (C) the highest daily volume weighted-average price per share of the Company’s common stock occurring during the 30 consecutive trading days ending on, and including, the trading day immediately before the effective date of such fundamental change.
If the Company enters into a bankruptcy proceeding as set forth in the High Trail Note, the then-outstanding portion of the principal amount and all accrued and unpaid interest will immediately become due and payable (automatic accelerations).

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
In addition, at High Trail’s option, (optional acceleration), the High Trail Note will become due and payable immediately in cash in an amount equal to a default acceleration amount upon certain events of default as set forth in the High Trail Note, which includes, the Company not filing its restated financial statements with the SEC for (A) the fiscal year ended December 31, 2019, (B) the quarter ended March 31, 2019, and (C) the quarter ended June 30, 2019, in each case on or prior to October 31, 2020 and in compliance with all requirements under the Exchange Act and after October 31, 2020.
The default acceleration amount is equal to the greater of (A) 120% of the then outstanding principal amount of this High Trail Note plus accrued and unpaid interest; and (B) 120% of the product of (i) the conversion rate in effect as of the trading day immediately preceding the date such notice is delivered; (ii) the total then outstanding principal portion of the High Trail Note plus accrued and unpaid interest; and (iii) the greater of (x) the highest daily volume-weighted average price per share of the Company’s common stock occurring during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the notice of default is delivered and (y) the highest daily volume-weighted average price per share of the Company's common stock occurring the 30 consecutive trading days ending on, and including, the trading day immediately before the date the applicable event of default occurred.
The Company recorded a debt discount of $3.5 million for the difference between the face amount of the $17.5 million and the $14.0 million cash received. In addition, the Company incurred $469 of financing costs that are recorded as debt issuance costs. Both the debt discount and debt issuance costs are recorded on the consolidated balance sheet as a direct deduction from the face amount of the High Trail Note which are being amortized using the straight-line method through April 1, 2025 as interest expense.
On November 30, 2020, the Company and High Trail entered into a Forbearance Agreement. Under the terms of the Forbearance Agreement, High Trail agreed to forebear from exercising certain rights and remedies. High Trail agreed that it would not, directly or indirectly, exercise any right or remedy under any transaction document or take any other enforcement action in respect of the occurrence and continuance of any existing event of default (as explained above), or encourage any other person to take or initiate any such enforcement action or other action through the forbearance termination date as defined as: (a) December 31, 2020 (or any later date agreed to in writing by High Trail; (b) the occurrence of any event of default (other than an existing event of default); and (c) the initiation of any action by the Company or any other person to invalidate or limit the enforceability of any of the acknowledgments set forth in the Forbearance Agreement.
As a condition of the Forbearance Agreement, the Company and High Trail agreed that if the Company elects the option to pay either the optional redemption payment or the stated interest in shares of its common stock, the market stock payment price was amended to remove the floor price of $0.10, such that the price would be is: an amount equal to 85% of the lowest daily volume-weighted-average price per share of the Company’s common stock during the 10 trading days immediately prior to such interest payment date or optional redemption stock payment date.
In addition, the event of default conversion price was changed to remove the floor price of $0.10, such that the conversion price would be equal to the lesser of (A) the conversion price that would be in effect immediately after the close of business on the conversion date for such conversion as defined in the High Trail Note, and (B) 75% of the lowest daily volume-weighted-average price per share of the Company’s common stock during the 30 consecutive trading days ending on, and including, such conversion date (or, if such conversion date is not a trading day, the immediately preceding trading day).
On December 23, 2020, High Trail agreed to release $1.0 million of the $7.0 million that was held in the blocked bank account based on terms of a Control Agreement until the Specified Conditions were met by October 31, 2020 to the Company for working capital purposes even though the Specified Conditions were not met. In consideration for High Trail agreeing to release the $1.0 million, the Company increased the initial conversion rate to 2,702.702 from 1,666.6667 shares of common stock per $1,000 principal amount of the High Trail Note, which resulted in a decrease to the conversion price to $0.37 from $0.60
Subsequently, High Trail agreed to extend the forbearance termination date to March 31, 2021. On April 8, 2021, High Trail provided notice to the Company that it was causing $6.0 million of the purchase price maintained in such blocked account to be transferred to High Trail in partial satisfaction of the amounts outstanding under the High Trail Note.
On May 24, 2020, the Company entered into the New Forbearance Agreement with High Trail under which (i) the Company again admitted it was in default under several obligations under the High Trail Note and related agreements, (ii) High Trail

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
acknowledged such defaults and agreed not to exercise any right or remedy under the High Trail Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the High Trail Note, until the Outside Date, as the same may be extended from time to time under the terms of the New Forbearance Agreement.
As partial consideration for its agreement not to exercise any right or remedy under the High Trail Note and related documents, High Trail and the Company agreed to make certain changes to the documents. In this regard, the parties agreed to amend the “Event of Default Acceleration Amount” definition in the High Trail Note so that the amount due and payable by the Company on account of an event of default would be an amount in cash equal to 125% of the then-outstanding principal and accrued and unpaid interest under the High Trail Note. This represents an increase from 120% of the then-outstanding principal and accrued and unpaid interest, and removes the market-price-based alternative for such acceleration amount.
Additionally, the parties also agreed that the principal amount outstanding under the High Trail Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to High Trail on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or Common Stock. In consideration of High Trail’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the High Trail Note, the Company agreed to pay the lender a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in a certain blocked account against that was foreclosed upon by High Trail, the total amount of principal outstanding under the High Trail Note as of the date of the New Forbearance Agreement was approximately $13.5 million.
Derivative liability
The High Trail Note included conversion features that allow for a change in the conversion rate in connection with certain equity issuances, payments based on a fundamental change feature and payments based on certain events of defaults that are required to be bifurcated and were accounted for as a single compound derivative liability. The compound derivative liability that, upon issuance, is recorded at fair value and then remeasured separately at each reporting date with the changes in fair value recognized in other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss under ASC 815 Derivatives and Hedging ("ASC 815").
The Company estimated the fair value of the compound derivative liability using a Monte Carlo Simulation, which utilizes inputs including the Company’s common stock price, probability assumptions, its historical volatility, risk-free rate and time to maturity. The estimated fair values are a Level 3 measurement as defined by ASC 820, as it is based on significant inputs not observable in the market.
On June 8, 2020, the initial estimated fair value of the compound derivative liability was $785 and recorded as a debt discount on the consolidated balance sheet as a direct deduction from the face amount of the High Trail Note which is being amortized using the straight-line method since the redemption amounts are not fixed and, in addition, are contingent upon High Trail exercising the redemption amounts through April 1, 2025. The amortization of the initial fair value of the compound derivative liability is recorded to interest expense.
At December 31, 2020, the estimated fair value of the compound derivative liability was $1,053. As a result, for the year ended December 31, 2020, the Company recognized as other expense $268 in its consolidated statements of operations and comprehensive loss for the change in the difference between the estimated fair value of the compound derivative liability at June 8, 2020 and at December 31, 2020.
Warrant liability
In connection with High Trail Note, the Company granted a warrant to purchase 15,000,000 shares of its common stock to High Trail at an exercise price of $0.58 per share expiring on June 8, 2025 (5 years). The warrant is not indexed to the Company’s own stock under ASC 815, therefore, this warrant is classified as a liability and subsequently measured at fair value with the changes in fair value recognized in other income (expense), net in the Company’s consolidated statements of operations. On November 30, 2020, per the Forbearance Agreement, the exercise price of the warrant was reduced to $0.37 per share.
The fair value of the warrants at June 8, 2020 and December 31, 2020 was estimated using the Black-Scholes option-pricing model using the assumptions described below. At each date, the Company’s stock price and the exercise price of the warrant, the expected volatility based on the Company’s historical volatility over the remaining contractual term of the warrant and the risk-free interest rate, which was based on the U.S. Treasury yield curve over the remaining contractual term of the warrant.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
The following table presents the fair value of the warrant liability and inputs to the Black-Scholes option pricing valuation model used for the periods noted:

Warrant liability	June 8, 2020	Fair Value Adjustment	December 31, 2020
Expected volatility	128%		135%
Risk-free rate	0.45%		0.36%
Remaining contractual term (years)	5.0		4.4
Expected dividends	None		None

Warrant liability	$7,256	$512	$7,768
The initial fair value of the warrant liability totaling $7,256 was recorded as a debt discount on the consolidated balance sheet as a direct deduction from the face amount of the High Trail Note, which is being amortized using the straight-line method through April 1, 2025 as interest expense.
For the year ended December 31, 2020, the Company recognized as other expense $512 in its consolidated statements of operations and comprehensive loss for the change in the difference between the estimated fair value of the warrant at June 8, 2020 and at December 31, 2020.
At December 31, 2020, the net carrying amount of the High Trail Note is as follows:

Senior secured convertible note, net	December 31, 2020
Outstanding principal amount	$17,500
Unamortized debt discount and debt issuance costs	(10,845)
Senior secured convertible note, net	$6,655

A summary of the components of the amortization expense recorded in interest expense relating to the High Trail Note for the year ended December 31, 2020 is as follows:

Senior secured convertible note, net - Components of amortization	December 31, 2020
Amortization of debt discount	$339
Amortization of debt issuance costs	45
Amortization of High Trail warrant	704
Amortization of embedded derivatives	76
Total amortization	$1,164
Series C Redeemable Preferred Stock
On December 24, 2019, the Company issued 105 shares of 8% Series C Redeemable Preferred Stock (the “Series C Redeemable Preferred Stock”) with a stated value of $100,000 per share in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for an aggregate purchase price of $5,033. The Company received net proceeds of $4,478 after deducting legal fees of $361 and $193 of proceeds was remitted to an escrow account, recorded as “Prepaid expenses and other current assets” on the Consolidated Balance Sheet at December 31, 2020, and subsequently remitted to the Company in January 2020.
In a series of transactions from February 21, 2020 through August 18, 2020, the Company issued an additional 113 shares of Series C Redeemable Preferred Stock for gross proceeds of $8,850. The Company received net proceeds of $8,385 after deducting transaction costs of $465.
The Series C Redeemable Preferred Stock requires mandatory redemption one year after issuance at the stated value together with the 8% dividend and a 12.5% premium. Such redemption dates ranged from December 24, 2020 through August 18, 2021. Redemption terms were subsequently modified by the Series C Exchange Agreements, as described below. Through the date of this report, none of the Series C Redeemable Preferred Stock have been redeemed or exchanged.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
The Series C Redeemable Preferred Stock was accounted for as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity” ("ASC 480"). Accordingly, on December 24, 2019, the Company recorded a liability of $10,533 equal to the stated value of the issued shares and a debt discount of $5,500 representing the difference between the stated value and the gross proceeds of $5,033. Additionally, from February 21, 2020 through August 18, 2020, the Company recorded a liability of $11,234 equal to the stated value of the issued shares and a debt discount of $2,384 representing the difference between the stated value and the gross proceeds of $8,850.
The debt discount is being amortized using the effective interest method. Transaction costs were also recorded as debt discounts and are being amortized over the same period. Additionally, the 8% dividend is accrued over the same period and the 12.5% redemption premium is accreted through the redemption dates, both recorded to “Interest expense, net” on the Consolidated Statements of Operations.
The components of the Series C redeemable preferred stock liability as of December 31, 2019 consisted of the following:

December 31, 2019
Series C Redeemable Preferred Stock, stated value	$10,533
Unamortized debt discount	(5,776)
Accretion of redemption premium	25
Accrued dividend	16
Series C Redeemable Preferred Stock, net	$4,798

The components of financing expense related to the Series C Redeemable Preferred Stock liability classified within “Interest expense, net” on the Consolidated Statement of Operations for the year ended December 31, 2019 consisted of the following:

2019
Amortization of debt discount	$85
Accretion of redemption premium	25
Accrual of dividends	16
Total interest expense	$126

By their terms, shares of Series C Redeemable Preferred Stock were not convertible into or exchangeable for other securities of the Company. However, on various dates from July 17, 2020 through October 29, 2020, the Company entered into Exchange Agreements with all of the holders of Series C Redeemable Preferred Stock (collectively, the “Exchange Agreements”) that effectively modified certain terms of the Series C Redeemable Preferred Stock as described below.
Under the terms of the Exchange Agreements, the mandatory redemption date was extended and an exchange feature was added. Under the terms of the exchange feature, the Series C Redeemable Preferred Stock is exchangeable for shares of the Company’s common stock at either the option of the holder or the Company at any time prior to December 24, 2021, subject to the satisfaction of the following closing conditions: (i) the Company obtaining NASDAQ approval for the issuance of the shares upon the exchange, (ii) approval of the Company’s stockholders for the issuance of such common stock and (iii) the Company’s ability to issue shares of common stock not subject to restrictions on resale or if the conditions are not met, The foregoing conditions can be waived by the Company and the holder. Certain other conditions to the exchange relating to the Company’s common stock trading at a certain minimum price can only be waived by the holder. However, if the closing conditions are not met or waived by December 24, 2021, the Series C Redeemable Preferred Stock is mandatorily redeemable in cash on December 25, 2021 at the stated value together with the 8% dividend and the 12.5% redemption premium.
The number of shares of the Company’s common stock issuable to the holders upon exchange of the Series C Redeemable Preferred Stock is determined by the application of a formula in which (i) the stated value of the shares of Series C Redeemable Preferred Stock being exchanged plus the value of any accrued and unpaid dividends plus, with respect to certain agreed upon shares of the Series C Redeemable Preferred Stock, a premium of 12.5% on the stated value, is divided by (ii) the "conversion price." The conversion price for two holders who own 62 shares of the Series C Redeemable Preferred Stock is the lower of (i) $0.60 and (ii) the greater of (x) the average daily volume-weighted average price per share of common stock during the five trading days before the closing of the conversion or (y) $0.40. For the remaining holders who own 156 shares the conversion price is $0.70.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
As a result of modifying certain terms of the Series C Redeemable Preferred Stock, which was classified as a liability prior to the dates of the Exchange Agreements, the Company accounted for the modification as an extinguishment since the exchange feature is substantive under ASC 470-50, Modifications and Extinguishments.
Since the Series C Redeemable Preferred Stock is a hybrid instrument which contains embedded conversion features, the Company followed ASC 815 to determine whether the host contract (the Series C Redeemable Preferred Stock) is more akin to debt or to equity. The Company concluded that the Series C Redeemable Preferred Stock was more akin to debt than to equity and that the embedded conversion feature meets the definition of a derivative. As a result, the embedded conversion feature is required to be bifurcated upon issuance as an embedded derivative and recorded at fair value and then remeasured separately at each reporting date with the changes in fair value recognized in other income (expense), net in the Company’s consolidated statements of operations under ASC 815.
The Company estimated the fair value of the embedded conversion features at the dates of the Exchange Agreements to be $12,883 using a Monte Carlo Simulation, which utilizes inputs including the Company’s common stock price, probability assumptions of the closing conditions being met or waived by both the Company and the holder, its historical volatility and risk-free rate and time to maturity. The estimated fair values are a Level 3 measurement as defined by ASC 820, as it is based on significant inputs not observable in the market.
The components of the Series C Redeemable Preferred Stock liability up through to the dates of the Exchange Agreements in 2020 consisted of the following:

2020
Series C Redeemable Preferred Stock, stated value	$21,767
Unamortized debt discount	(4,113)
Accretion of redemption premium	1,417
Accrued dividend	900
Series C Redeemable Preferred Stock, net	$19,971
The components of financing expense related to the Series C Redeemable Preferred Stock liability classified within interest expense in the Consolidated Statement of Operations for the year ended December 31, 2020 up through the dates of the Exchange Agreements consisted of the following:

2020
Amortization of debt discount	$4,513
Accretion of redemption premium	1,391
Accrual of dividends	890
Total interest expense	$6,794
For year ended December 31, 2020, the Company recognized a loss on extinguishment of $16,996 for the difference between the reacquisition price which includes the estimated fair value of the embedded conversion features and the net carrying value of the Series C Redeemable Preferred Stock as follows:

2020
Series C Redeemable Preferred Stock, net carrying value	$19,971
Reacquisition price:
Stated redemption value	21,767
Accretion of redemption premium	1,417
Accrued dividends	900
Estimated fair value of embedded conversion features	12,883
Reacquisition price	36,967
Loss on extinguishment	$16,996

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
For the year ended December 31, 2020, the Company recognized as other income $7,773 in its Consolidated statements of operations for the change in the difference between the estimated fair value of the embedded conversion features of $12,883 at the dates of the Exchange Agreements and of $5,110 at December 31, 2020.
As a result of modifying the terms of the Series C Redeemable Preferred Stock in connection with the Exchange Agreements, the Company evaluated the provisions of the instrument under ASC 480 and concluded that the Series C Redeemable Preferred Stock is not within the scope of ASC 480. As a result, the Company applied the guidance in ASC 480-10-S99, which states that if an equity classified instrument is redeemable for cash at a fixed or determinable price on a fixed or determinable date (e.g., convertible preferred shares that are mandatorily redeemable for cash on a specified date in the future if not previously converted by the holder) the equity classified instrument is presented as temporary equity. Based on the terms of the Exchange Agreements, if the Series C Redeemable Preferred Stock is not convertible into shares of common stock upon satisfaction or obtaining waivers of the various closing conditions by December 24, 2021, the Series C Redeemable Preferred Stock is then mandatorily redeemable for cash on December 25, 2021 in an amount equal to the stated value plus all accrued dividends and a redemption premium of 12.5%. Accordingly, since the date of the Exchange Agreements, the Company has reclassified the Series C Redeemable Preferred Stock from a liability to temporary equity outside of permanent equity in its Consolidated Balance Sheet as of December 31, 2020. The Company will continue to accrue the 8% dividends and accrete the 12.5% redemption amount through December 25, 2021 since upon exchange each holder is entitled to the stated value together with the 8% dividend and with respect to certain holders, the 12.5% redemption premium. From the dates of the Exchange Agreements through December 31, 2020, the Company has recorded the 8% dividends totaling $527 and the 12.5% redemption amount totaling $288 to common stock amount in its Consolidated statements of changes in series C redeemable preferred stock and stockholders’ equity (deficit).
The components of the Series C Redeemable Preferred Stock classified as temporary equity as of December 31, 2020 consisted of the following:

December 31, 2020
Series C Redeemable Preferred Stock, stated value	$21,767
Accretion of redemption premium	1,705
Accrued dividend	1,427
Series C Redeemable Preferred Stock, net	$24,899
Former Post Road Group Debt Facility
On February 26, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative Finance, LLC and its affiliate Post Road Special Opportunity Fund I LLP (collectively, “Post Road”). Pursuant to the Credit Agreement, Post Road provided the Company a senior secured loan of up to $50,000 (the “Senior Secured Facility”). The initial draw under the Senior Secured Facility was $25,000 funded on February 26, 2019. The Credit Agreement matured on February 26, 2022 and was subject to prepayment upon the Company's receipt of proceeds outside the ordinary course of business in excess of $1,000.
The Company received net proceeds under the Credit Agreement of $23,321 after payment of $813 in commitment fees and $867 of other issuance costs. In addition, the Company issued $1,607 of the Company's common stock to Post Road.
In September 2019, the Company paid off the Credit Agreement from the proceeds received from the Securities Purchase Agreement (as defined below in Note 8, Stockholders' Deficit). As a result, the Company recognized a $7,873 loss on extinguishment of debt, which is comprised on the unamortized debt discount and issuance costs of $4,926 and an $2,947 exit fee paid to Post Road.
Note 6. Lease Commitments
The Company leases property under operating leases with varying expiration dates between 2021 and 2025. The Company also leases equipment and automobiles under operating leases with expiration dates between 2022 and 2025. The Company determines if an arrangement is a lease at inception. Operating lease assets are presented as ROU assets and finance lease assets are included in property and equipment, net in the consolidated balance sheet. Operating and finance lease liabilities are presented as current and noncurrent lease liabilities in the consolidated balance sheet.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
As of December 31, 2020, the Company had 10 leased properties with remaining lease terms that ranged from of 1.0 year to 4.5 years. Five leases expired on December 31, 2020. The Company is also party to three equipment leases and 34 automobile leases. Many of the Company's leases include options to extend the term with several allowed to renew indefinitely.
The components of the lease expense recorded in the consolidated statements of operations and comprehensive loss were as follows:

	Year ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$827	$2,313
Finance lease cost:
Amortization of assets	28	9
Interest on lease liabilities	5	2
Total lease expense	$860	$2,324
Supplemental balance sheet information related to leases was as follows:

Leases	Classification	As of December 31, 2020	As of December 31, 2019
Assets:
Operating lease assets	Right-of-use assets, net(1)	$1,044	$2,241
Finance lease assets	Property and equipment, net(2)	$104	$133
Total leased assets		$1,148	$2,374

Liabilities:
Current
Operating	Lease liabilities, current	$474	$2,376
Finance	Lease liabilities, current	$50	$46
Non-current
Operating	Lease liabilities	$567	$333
Finance	Lease liabilities	$34	$82
Total lease liabilities		$1,125	$2,837

(1)Right-of-use assets are recorded net of accumulated amortization of $757 and $2,006 as of December 31, 2020 and 2019.
(2)Finance lease assets are recorded net of accumulated depreciation of $29 and $9 as of December 31, 2020 and 2019.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Supplemental cash flow and other information related to leases was as follows:

	Year ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$852	$1,656
Operating cash outflows from finance leases (interest)	$5	$2
Financing cash outflows from finance leases	$51	$17

Weighted-average remaining lease term:
Operating leases	2.9 years	1.6 years
Finance leases	1.7 years	2.7 years

Weighted-average discount rate:
Operating leases	5.6%	9.2%
Finance leases	5.0%	5.0%
Maturities of lease liabilities were as follows:

	As of December 31, 2020
	Operating Leases	Finance Leases
2021	$518	$51
2022	233	35
2023	219	—
2024	134	—
2025	24	—
Total lease payments	1,128	86
Less: imputed interest	(87)	(2)
Total lease liabilities	$1,041	$84
Note 7. Related Party Transactions
As of December 31, 2020 and 2019, Pareteum BV has an outstanding loan payable to Comsystems (a company owned by Gerard Dorenbos). Prior to the acquisition by Pareteum, Gerard Dorenbos was a shareholder of Artilium PLC, holding approximately 15% of the total shares of Artilium PLC, and a board member of Artilium PLC.
The loan has a maturity date of December 31, 2021. The total amount outstanding as of December 31, 2020 and 2019 was $337 and $420, respectively, which carries an 8% interest rate and is reflected as a related party loan in the accompanying consolidated balance sheets. All principal and interest are due on the maturity date.
During 2019, the Company retained Robert Turner of InTown Legal Services, who is the son of Robert H. Turner, the former Executive Chairman of the Board. InTown Legal Services has a $10 per month minimum retainer with the Company and was paid $278 in 2019. The agreement between the Company and InTown Legal Services is an at will agreement.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Note 8. Stockholders’ Deficit
Common Stock
The Company’s certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock with a par value of $0.00001 per share. The holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, as may be declared by the Board of Directors out of legally available funds. The holders of the Company’s common stock have no preemptive, subscription, redemption, or conversion rights. The rights, preferences, and privileges of holders of the Company’s common stock are subject to, and may be adversely affected by, the rights, preferences, and privileges of the holders of any series of preferred stock designated by actions of the Board of Directors in the past or in the future.
Sale of Common Stock Units and Pre-Funded Warrants
In September 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional and accredited investors and sold:
(i)18,852,272 common stock units at a price of $1.76 per share. Each common stock unit consisted of one share of common stock, one Series A warrant and one Series B warrant to purchase shares of common stock. Each of the Series A and Series B warrants entitle the holder to purchase one share of common stock. The number of Series A warrants and Series B warrants that were issued totaled 18,852,272 and 9,426,136, respectively.
(ii)3,875,000 pre-funded warrants for the purchase of common stock units at price of $1.75 per share. Upon the exercise of the pre-funded warrants at an exercise price of $0.01 per share, the investor is entitled to receive one common stock unit which consists of one share of common stock, one Series A warrant and one Series B warrant to purchase shares of common stock. Each of the Series A and Series B warrants entitle the holder to purchase one share of common stock. The number of Series A warrants and Series B warrants that were issued totaled 3,875,000 and 1,937,500, respectively.
The Company received net proceeds of $37,680 after deducting expenses of $2,281. In connection with the Securities Purchase Agreement, the Company issued warrants to a placement agent to purchase 909,091 shares of its common stock. These warrants have an exercise price of $3.00 per share and expire in September 2024. All the warrants in this transaction are classified as equity and the Series A and B warrants are participating securities for purposes of calculating loss per share.
The Series A warrant provides for an exercise price of $2.25 per share, exercisable beginning September 2020 and expiring in September 2024. The Series B warrant provides for an exercise price of $1.84 per share, exercisable beginning September 2019 and expiring in March 2021. The pre-funded warrants do not expire and are immediately exercisable except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The pre-funded warrants are classified as equity in accordance with ASC 480 and the fair value of the pre-funded warrants was recorded in the Company’s Statement of Changes in Series C Redeemable Preferred Stock and Stockholders' Equity (Deficit) as “Warrants issued in September financing - Pre-funded.” In October 2019, all of the pre-funded warrants were exercised in a cashless transaction resulting in the issuance of 3,845,193 shares of common stock, net of shares surrendered for payment of the exercise price.
Preferred Stock
The Company’s certificate of incorporation authorizes the issuance of 50,000,000 shares of preferred stock, $0.00001 par value per share. Under the Company’s certificate of incorporation, the Board of Directors has the power, without further action by the holders of common stock to designate the relative rights and preferences of the preferred stock, and issue preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the common stock or the preferred stock of any other series.
On December 10, 2019, the Company’s Board of Directors designated 255 shares of preferred stock to be Series C Redeemable Preferred Stock with a stated value of $100,000 per share (the “Stated Value”). Non-cumulative dividends are required to be paid on each share of the Series C Redeemable Preferred Stock at a rate of 8% per annum on the Stated Value. The Series C

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Redeemable Preferred Stock ranks senior to the Company's common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Upon any liquidation event, the holders of the Series C Redeemable Preferred Stock are entitled to be paid out of the assets of the Company legally available for distribution to its stockholders a liquidation preference of $0.00001 per share, plus an amount equal to any unpaid dividends to and including the date of payment, but without interest, before any distribution of assets is made to holders of the Company’s common stock, or any other class or series of stock. The Series C Redeemable Preferred Stock has no voting rights except as required by law. Under the terms of the certificate of designations for the Series C Redeemable Preferred Stock, on the one-year anniversary of the date of issuance of the Series C Redeemable Preferred Stock, the Company is required to redeem, out of legally available funds, each such share of Series C Redeemable Preferred Stock at a price per share equal to 112.5% of the Stated Value. The Company has entered into the Series C Exchange Agreements with each holder of Series C Redeemable Preferred Stock, under which the shares will remain outstanding.
There were 218 and 105 shares of Series C Redeemable Preferred Stock outstanding as of December 31, 2020 and 2019, respectively. The issuance of such shares were accounted for as debt instruments in accordance with U. S. GAAP. See Note 5, Debt and Series C Redeemable Preferred Stock for further information.
During 2016 and 2017, the Company designated 150, 100, and 13,000 shares of preferred stock to be Series A, A-1 and B, respectively. In the year ended December 31, 2016, 149 and 100 shares of Series A and A-1 preferred stock were issued, and in the year ended December 31, 2017, 4,034 shares of Series B preferred stock were issued. All 4,283 shares were retired as of December 31, 2017.
Warrants
The Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions.
The following table summarizes warrant activity for the years ended December 31, 2020 and 2019:

Warrants:	Shares Underlying Warrants
Outstanding as of December 31, 2018	3,789,482
Issued	39,199,998
Exercised	(4,818,269)
Expired	(60,000)
Outstanding as of December 31, 2019	38,111,211
Issued	17,000,000
Expired	(812,361)
Outstanding as of December 31, 2020	54,298,850
Major components of warrant activity during the years ended December 31, 2020 and 2019 consist of the following:

•In February 2019, the Company issued warrants for the purchase of 325,000 shares of common stock in connection with the acquisition of iPass as further described in Note 2, Acquisitions and Disposition – iPass, Inc. Acquisition.

•In September 2019, the Company issued warrants for the purchase of 38,874,998 common shares in connection with the sale of common stock units as described earlier in this footnote in the section titled Sale of Common Stock Units and Pre-Funded Warrants.

•In October 2019, warrants for the purchase of 3,875,000 common shares were exercised in connection with the sale of common stock units as described earlier in this footnote in the section titled Sale of Common Stock Units and Pre-Funded Warrants.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
•In March 2020, the Company and High Trail agreed to settle a dispute whereby the Company agreed to grant High Trail a warrant for the purchase of 2,000,000 shares of its common stock as further described in Note 10, Share-based Compensation.

•In June 2020, the Company issued warrants for the purchase of 15,000,000 common shares in connection with the issuance of the High Trail Note as further described in Note 5, Debt and Series C Redeemable Preferred Stock – Senior Secured Convertible Note.

Warrants outstanding (in share amounts) as of December 31, 2020 consist of the following:

Warrants:	Shares Underlying Warrants
Warrants issued prior to January 1, 2019 with conversion prices ranging from $1.05 to $3.75 per share with a weighted average exercise price of $2.08 per share and expiring on various dates from 2021 through 2023	1,973,852
Warrants issued in February 2019 as described above with a conversion price of $2.78 per share expiring in 2024	325,000
Warrants issued in September and October 2019 as described above with conversion prices ranging from $1.84 to $3.00 per share with a weighted average exercise price of $2.14 per share and expiring on various dates from 2021 through 2024	34,999,998
Warrants issued through June 2020 as described above with conversion price of $0.37 per share and expiring in 2025	17,000,000
Outstanding as of December 31, 2020	54,298,850

Note 9. Basic and diluted net loss per common share
Net loss per common share is calculated in accordance with ASC 260, Earnings per Share. Basic net loss per common share is based upon the weighted-average number of common shares outstanding. The Series A and B warrants issued in the Securities Purchase Agreement are participating securities due to the warrant holder’s participation in dividends distributed by the Company on a one-for-one basis with common stockholders thus requiring the application of the two-class method in computing basic net income per share. For the years ended December 31, 2020 and 2019, the Company was in a loss position and none of the losses were allocated to the participating securities as they do not participate in the losses of the Company.
Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company uses the ‘if converted’ method for the High Trail Note.
The diluted share base includes shares related to preferred stock, warrants to purchase common stock and employee awards and or stock options as follows:

Dilutive Securities	December 31, 2020	December 31, 2019
Warrants	54,298,850	38,111,211
Restricted stock awards	1,164,877	2,563,359
Employee stock options	10,647,696	6,924,436
Total dilutive securities	66,111,423	47,599,006
Weighted-average number of shares used to compute basic and diluted loss per common share is the same as the effect of the dilutive securities is anti-dilutive due to the Company’s reported net loss per common share for the years ended December 31, 2020 and 2019.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Note 10. Share-based Compensation
The Company grants stock options and restricted stock awards under the 2017 Long-term Incentive Compensation Plan (“2017 Plan”) and the 2018 Long-term Incentive Plan (“2018 Plan”). The Company also maintains the 2008 Long-term Incentive Plan (“2008 Plan”). There have been no new grants of share-based compensation under the 2008 Plan during the years ended December 31, 2020 and 2019. Stock options under each long-term incentive plan are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with a five-year term. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the fair market value at the date of grant and expensed over the vesting period, which generally ranges from one to three years from the date of the grant.
2008 Long-term Incentive Compensation Plan
The 2008 Plan allowed for the grant of awards of up to 2,240,000 shares of common stock, after giving effect to a 1-for-25 reverse stock-split in 2008, in the form of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. As of December 31, 2020, no further awards may be granted under the 2008 Plan. There are 62,180 previously granted restricted stock awards that have vested for which shares have not been issued as of December 31, 2020.
The stock option activity of the 2008 Plan for the years ended December 31, 2020 and 2019 follows:

	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2018	203,266	$10.74	$1,381
Forfeitures	(71,998)	7.72	$(335)
Outstanding as of December 31, 2019	131,268	12.40	$1,046
Expirations	(97,000)	8.60	$(834)
Outstanding as of December 31, 2020	34,268	$10.57	$212
2017 Long-Term Incentive Compensation Plan
The 2017 Plan allows for the grant of awards of up to 6,500,000 shares of common stock in the form of options, restricted stock awards, stock appreciation rights (“SAR’s”), performance units and performance bonuses to eligible employees and the grant of nonqualified stock options, restricted stock awards, SAR’s and performance units to consultants and eligible directors. As of December 31, 2020, there are 53,399 previously granted restricted stock awards that have vested for which shares have not been issued as of December 31, 2020. The remaining shares available for grant under the 2017 Plan may be issued to staff and former directors. The Company plans on filing a registration statement on Form S-8 for issuances that have been approved by stockholders, but still require registration.
The stock option activity of the 2017 Plan for the years ended December 31, 2020 and 2019 follows:

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2018	3,460,546	$1.76	$3,601
Exercised	(177,678)	1.19	(129)
Forfeitures	(294,178)	2.37	(442)
Expirations	(38,171)	1.09	(25)
Outstanding as of December 31, 2019	2,950,519	1.74	3,005
Forfeitures	(217,989)	2.31	(415)
Expirations	(1,414,360)	1.80	(1,851)
Outstanding as of December 31, 2020	1,318,170	1.59	$739
There were no stock options granted under 2017 Plan during the years ended December 31, 2020 and 2019.
Additional information for stock options issued under the 2017 Plan follows:

	December 31, 2020	December 31, 2019
Options Outstanding
Total Options Outstanding	1,318,170	2,950,519
Weighted-average Remaining Contractual Term	1.2 years	1.9 years
Weighted-average Remaining Expected Term	0.6 years	1.0 years
Weighted-average Exercise Price	$1.59	$1.74
Aggregate Intrinsic Value (1)	$—	$—

Options Exercisable
Total Options Exercisable	1,209,577	2,066,506
Weighted-average Exercise Price	$1.51	$1.61
Weighted-average Remaining Contractual Term	1.1 years	1.7 years
Aggregate Intrinsic Value (1)	$—	$—

Unvested Options
Total Unvested Options	108,593	884,013
Weighted-average Exercise Price	$2.51	$2.06
Forfeiture rate used for this period ending	25%	19%

Options expected to vest
Number of options expected to vest corrected by forfeiture	81,970	719,109
Unrecognized share-based compensation expense	$1,364	$1,412
Weighting Average remaining contract Term	2.0 years	1.9 years

Exercises
Total shares issued	—	177,678
Weighted-average Exercise Price	$—	$1.19
Intrinsic Value of Options Exercised	$—	$363

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
(1)Excludes options with exercise prices that were greater than the average market price of the Company's common shares for the period.
2018 Long-term Incentive Compensation Plan
On October 10, 2018, the Company filed a registration statement on Form S-8 to register the issuance and sale of the remaining 8,000,000 shares of common stock under the 2018 Long Term Incentive Compensation Plan which plan was previously ratified by the Company's stockholders on September 12, 2017 at the Company's annual meeting of stockholders. This incentive plan provides for awards of up to 8,000,000 shares of common stock, in the form of options, restricted stock awards, stock appreciation rights (“SAR’s”), performance units and performance bonuses to eligible employees and the grant of nonqualified stock options, restricted stock awards, SAR’s and performance units to consultants and eligible directors.
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
In December 2020, the Company acquired and retired its common stock that had been issued pursuant to equity awards granted during 2020 to two members of the Company's board of directors in exchange for 2,646,268 fully vested stock options with an exercise price of $0.55. The Company recorded this issuance of fully vested stock options in exchange for its common stock within the Company's stockholders' equity (deficit).
There are 1,413,178 previously granted restricted stock awards that have vested for which shares have not been issued as of December 31, 2020.
The stock option activity under the 2018 Plan follows:

Options:	Number of Options	Weighted Average Exercise Price	Initial Fair Market Value (Outstanding Options)
Outstanding as of December 31, 2018	—	$—	$—
Granted	5,649,649	2.24	10,629
Forfeitures	(1,542,000)	2.38	(2,927)
Expirations	(265,000)	3.07	(813)
Outstanding as of December 31, 2019	3,842,649	2.13	6,889
Granted	7,056,293	0.54	3,677
Forfeitures	(1,038,927)	1.66	(1,461)
Expirations	(564,757)	2.00	(951)
Outstanding as of December 31, 2020	9,295,258	$0.98	$8,154

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
The key assumptions included in Black-Scholes option pricing model for stock options granted in periods noted were as follows:

	Year-ended December 31, 2020	Year-ended December 31, 2019
Expected Volatility	136%	121%
Weighted-average Expected Term	2.8 years	3.2 years
Weighted-average Risk-free Interest Rate	0.31%	2.40%
Dividend yield	—%	—%
Weighted-average Fair Value at Grant-date	$0.52	$1.88
Additional information for stock options issued under the 2018 Plan follows:

	December 31, 2020	December 31, 2019
Options Outstanding
Total Options Outstanding	9,295,258	3,842,649
Weighted-average Remaining Contractual Term	4.1 years	4.1 years
Weighted-average Remaining Expected Term	2.2 years	2.4 years
Weighted-average Exercise Price	$0.98	$2.13
Aggregate Intrinsic Value (1)	$374	$—

Options Exercisable
Total Options Exercisable	5,597,444	100,000
Weighted-average Exercise Price	$0.99	$0.36
Weighted-average Remaining Contractual Term	4.2 years	3.8 years
Aggregate Intrinsic Value (1)	$254	$8

Unvested Options
Total Unvested Options	3,697,814	3,742,649
Weighted-average Exercise Price	$0.96	$2.18
Forfeiture Rate Used for this Period Ending	21%	28%

Options expected to vest
Number of options Expected to Vest Corrected by Forfeiture	2,935,768	2,678,081
Unrecognized Share-based Compensation Expense	$7,589	$7,625
Weighting Average Remaining Contract Term	3.1 years	2.9 years

Exercises
Total shares delivered/issued	—	—
Weighted-average Exercise Price	$—	$—
Intrinsic Value of Options Exercised	$—	$—
(1)Excludes options with exercise prices that were greater than the average market price of the Company's common shares for the period.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
A roll forward of restricted stock activity under the 2018 Plan follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding as of December 31, 2018	1,000,000	$3.00
Granted	345,000	2.56
Vested	(950,967)	3.03
Forfeited	(333,337)	2.28
Outstanding as of December 31, 2019	60,696	3.92
Granted	775,000	0.55
Vested	(169,584)	0.87
Forfeited	(19,584)	3.92
Outstanding as of December 31, 2020	646,528	0.71
Share-based Compensation Expense
For the years ended December 31, 2020 and 2019, the Company recognized share-based compensation of $4,321 and $11,236, respectively. At December 31, 2020, the unrecognized expense portion of outstanding share-based compensation awards was approximately $7,589 adjusted for cancellations, forfeitures and returns during the preceding period, which is expected to be recognized over a weighted-average period of 2.86 years. The grant date fair value of the time-conditioned awards that vested during the years ended December 31, 2020 and 2019 was $204 and $2,884, respectively.
Warrant issued to High Trail
On March 17, 2020, the Company and High Trail agreed to settle a dispute whereby the Company granted a warrant for the purchase of 2,000,000 shares of its common stock to High Trail. The warrant has an exercise price of $0.70 per share and expires on March 17, 2025. On March 17, 2020, the Company estimated the fair value of the warrant to be $653 using the Black-Scholes option pricing model and recorded the settlement amount in general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company used the following assumptions to estimate the fair value of the warrant: (1) expected volatility of 131%, (2) risk-free rate of 0.66% and (3) 5 year contractual term.
The Company determined that the warrant is an equity instrument under ASC 480 and ASC 815-40. On November 30, 2020, per the Forbearance Agreement with High Trail, the exercise price of the warrant was reduced to $0.37 per share; see Note 5, Debt and Series C Redeemable Preferred Stock. The Company accounted for the reduction to the exercise price as a modification of a share-based payment award in accordance with ASC 718. As a result, the Company recorded an additional $44 of stock-based compensation in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Note 11. Income Taxes
Loss before the income tax benefit consists of the following:

	For the years ended December 31,
	2020	2019
U.S.	$(52,170)	$(106,113)
Foreign	7,457	(124,529)
Total loss before income tax provision	$(44,713)	$(230,642)
The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The applicable statutory tax rates vary from none (zero) to 34%. However, because the Company and its subsidiaries have incurred annual

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
corporate income tax losses since their inception, management has determined that it is more likely than not that the Company will not realize the benefits of its US and foreign net deferred tax assets. Therefore, in all jurisdictions where the Company has a net deferred tax asset, the Company has recorded a full valuation allowance to reduce the net carrying amount of the deferred tax assets to zero. The Company’s 2019 income tax benefit of $8.3 million relates to $8.7 million of benefit associated with the net losses in certain foreign jurisdictions offset by current taxes of $0.2 million in other foreign jurisdictions with taxable income.
Income tax (benefit) expense is summarized as follows:

	For the years ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	—	—
Foreign	(52)	316
	(52)	316
Deferred:
Federal	—	—
State	—	—
Foreign	—	(8,611)
	—	(8,611)

Income tax benefit	$(52)	$(8,295)
The following is a reconciliation of the provision for income taxes at the U.S. federal statutory rate (21%) to the foreign income tax rate for the years ended:

	For the years ended December 31,
	2020	2019
Tax expense at statutory rate federal	21%	21%
Foreign income tax rate difference	—	1
State tax expense	5	—
Compensation	(2)	—
Debt discount amortization	(3)	—
Loss on extinguishment of debt	(8)	—
Goodwill Impairment	—	(11)
Change in valuation allowance	(16)	(7)
Change in fair value conversion	3	—
Expiration of tax attributes	(3)%	—%
Other	3%	—%
	—%	4%

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax attributable to:
Net operating losses	$60,276	$55,859
Share-based compensation expense	957	666
Accrued liabilities and allowances	1,275	1,287
Fixed Assets	148	188
ROU lease liability	—	288
Other	375	69
Less: valuation allowance	(61,178)	(55,561)
Total deferred tax assets	1,853	2,796

Deferred tax liabilities attributable to:
Intangible assets	(1,627)	(1,976)
ROU Asset	—	(194)
Deferred revenue	(226)	(626)
Total deferred tax liabilities	(1,853)	(2,796)
Net deferred tax liabilities	$—	$—
As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits and no related interest and penalties for the years then ended.
As of December 31, 2020, and 2019, the Company had net operating losses carryforwards of approximately $272 million and $258 million, respectively. Any net deferred tax assets in a jurisdiction have been offset by a full valuation allowance in both 2020 and 2019 due to the uncertainty of realizing any tax benefit for such losses. Releases of the valuation allowances in the future, if any, will be recognized through earnings.
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
The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2020 and 2019, the Company did not have any liabilities for uncertain tax positions.
Note 12. Commitments and Contingencies
Commitments
During 2019, the Company entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company entered into the Strategic Connectivity Agreement (the “Connectivity Agreement”) with Hutchison 3G UK Limited (“3UK”) on July 23, 2019. The Company entered into this agreement for the purpose of providing and expanding its services in Europe. Contractual amounts have been converted from British Pound Sterling to U.S. dollar amounts at a rate of $1.37 to £1.0. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.4 million dollars for the implementation of a MVNO (the “3UK MVNO”), and for monthly services

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the fourth quarter of 2021. As of December 31, 2020, $0.1 million was invoiced by 3UK and is recorded in Accrued expenses and other payables in the Consolidated Balance Sheet as of December 31, 2020.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Agreement for the Sale and Purchase of Credit Voucher (the “Credit Voucher Agreement”) with PCCW Global Limited (“PCCW”) under which the Company is obligated to purchase a credit voucher for $33.4 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of December 31, 2020, the Company had not made any payments under either agreement. The $33.4 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, thereafter on a monthly basis, the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW.
Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2022 be less than $8.9 million, the Company is obligated to remit a make-up payment (the “2022 Make-up Payment”) for the difference between $8.9 million and the aggregate monthly charges offset with the credit voucher. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2023, plus any 2022 Make-up Payment, if applicable, be less than $6.8 million, the Company is obligated to remit a make-up payment (the “2023 Make-up Payment”) for the difference between $15.7 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2024, plus any 2022 Make-up Payment and any 2023 Make-up Payment, if applicable, be less than $8.2 million, the Company is obligated to remit a make-up payment (the “2024 Make-up Payment”) for the difference between $23.9 million and the aggregate monthly charges offset with the credit voucher, plus the 2022 Make-up Payment and the 2023 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2025, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment, if applicable, be less than $9.6 million, the Company is obligated to remit a final make-up payment for the difference between $33.4 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment.
The following table presents the minimum amounts due under the Company’s unconditional purchase obligations as of December 31, 2020:

	Connectivity Agreement	Credit Voucher Agreement	Total
2021	$410	$—	$410
2022	—	8,873	8,873
2023	—	6,825	6,825
2024	—	8,190	8,190
2025	—	9,555	9,555
Thereafter	—	—	—
Total	$410	$33,443	$33,852

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
The following table presents management’s estimate of the timing of amounts due under the Company’s unconditional purchase obligations as of December 31, 2020:

	Connectivity Agreement	Credit Voucher Agreement	Total
2021	$410	$373	$783
2022	—	10,002	10,002
2023	—	8,172	8,172
2024	—	9,789	9,789
2025	—	5,106	5,106
Thereafter	—	—	—
Total	$410	$33,443	$33,852
Contingencies
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected. In the opinion of management, the ultimate resolution of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.
Ellenoff Grossman & Schole LLP. On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $0.8 million in unpaid legal fees for January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement for the full $0.8 million with agreed-upon monthly installment payments through August 31, 2019. As of December 31, 2020, the amount outstanding on the settlement agreement is $0.1 million.
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
In re Pareteum Securities Litigation is the consolidation of various putative class actions that were filed in the United States District Court for the Southern District of New York (the “Southern District Court”). The cases were assigned to Judge Alvin Hellerstein, who consolidated the actions on January 10, 2020 and named the Pareteum Shareholder Investor Group as the Lead Plaintiff. The Lead Plaintiff is asserting claims on behalf of purported purchasers and/or acquirers of Company securities between December 14, 2017 and October 21, 2019. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Denis McCarthy, Dawson James Securities Inc., and Squar Milner LLP (“Defendants”). The Lead Plaintiff alleges that Defendants caused the Company to issue certain materially false or misleading statements in SEC filings and other public pronouncements in violation of Sections 10(b) and 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act. The Lead Plaintiff seeks to recover compensatory damages with interest for itself and the other class members for all damages sustained as a result of Defendants’ alleged wrongdoing and reasonable costs and attorney’s fees incurred in the case.
Douglas Loskot v. Pareteum Corporation, et al., is a putative class action pending in the Superior Court of California, County of San Mateo. It was filed on May 29, 2020 on behalf of all former shareholders of iPass Inc. who received shares of the Company’s common stock pursuant to a February 12, 2019 exchange tender offer. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Yves van Sante, Robert Lippert and Luis Jimenez-Tuñon (the "Loskot Defendants"). The Complaint alleges that the Loskot Defendants caused the Company to issue materially false or misleading statements in SEC filings submitted in connection with the tender offer in violation of Sections 11 and 15 of the Securities Act.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Miller ex rel. Pareteum Corporation v. Victor Bozzo, et al. was filed on February 28, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff William Miller (“Plaintiff Miller”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Victor Bozzo, Laura Thomas, Yves van Sante, Luis Jimenez-Tuñon, Robert Lippert, Robert H. Turner, Edward O’Donnell, and Denis McCarthy (the “Individual Defendants”). Plaintiff Miller alleges that the Individual Defendants caused the Company to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff Miller alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Plaintiff Miller seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff Miller all costs and expenses incurred in pursuing the claims.
Zhang ex rel. Pareteum Corporation v. Robert H. Turner, et al. was filed on May 26, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Wei Zhang (“Plaintiff Zhang”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tuñon, Robert Lippert, Laura Thomas, and Yves van Sante (the “Individual Defendants”). Plaintiff Zhang alleges that the Individual Defendants caused the Company to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff Zhang alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Plaintiff Zhang seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff Zhang all costs and expenses incurred in pursuing this claim.
Shaw ex. rel. Pareteum Corporation v. Luis Jimenez-Tuñon, et al. was filed on July 10, 2020 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff Michael Shaw (“Plaintiff Shaw”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Luis Jimenez-Tuñon, Robert Lippert, Yves van Sante, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, and Laura Thomas (the “Individual Defendants”). Plaintiff Shaw alleges that the Individual Defendants caused the Company to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff Shaw alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff Shaw seeks a judgment awarding Pareteum damages sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, and awarding Plaintiff Shaw all costs and expenses incurred in pursuing this claim.
In re Pareteum Corporation Stockholder Derivative Litigation (the “Delaware Derivative Action”) is a consolidated action that was originally filed in the United States District Court for the District of Delaware (the “Delaware District Court”) and joins several related derivative actions (the “Related Suits”). On April 3, 2020, the Delaware District Court consolidated related suits brought by stockholders Edward Hayes, Juanita Silvera, and Brad Linton (“Plaintiffs”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Laura Thomas, Victor Bozzo, Luis Jimenez-Tuñon, Robert Lippert, Rob Mumby and Yves van Sante (the “Individual Defendants”). Plaintiffs in the related actions have alleged that the Individual Defendants caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiffs allege that as a result of the Individual Defendants’ misconduct, they are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and gross mismanagement. Plaintiffs seek a judgment (1) declaring that the Individual Defendants breached their fiduciary duties and/or aided and abetted the breach of their fiduciary duties; (2) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty and violations of federal securities laws; (3) ordering that the Individual Defendants disgorge any performance-based compensation that was received during, or as a result of, the Individual Defendants’ breaches of fiduciary duty; (4) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (5) granting appropriate equitable or injunctive relief to remedy the Individual Defendants’ breaches of fiduciary

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
duties and other violations of laws; (6) awarding Pareteum restitution from the Individual Defendants; and (7) awarding Plaintiffs all costs and expenses incurred in the Related Suits and Delaware Derivative Action. On July 22, 2020, this action was transferred to the United States District Court for the Southern District of New York.
Sabby Volatility Warrant Master Fund, Ltd. v. Pareteum Corp., et al., No. 19-cv-10460 (S.D.N.Y.) (the “Section 11 Action”), is an action brought under Section 11 of the Securities Act by an investor, Sabby Volatility Master Fund, Ltd. (“Plaintiff Sabby”), against the Company, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Robert Lippert, Yves van Sante, and Luis Jimenez Tuñon (collectively, the “Defendants”). It was filed on November 11, 2019. Plaintiff Sabby alleges that Defendants caused the Company to issue false or misleading statements in a Registration Statement filed with the SEC. Plaintiff Sabby claims that as a result of the alleged misconduct, Defendants are liable for violations of Section 11 of the Securities Act, breaches of a Securities Purchase Agreement (the “SPA”) entered into between Plaintiff Sabby and Pareteum, and contractual indemnification allegedly owed to Plaintiff Sabby under the SPA. Plaintiff Sabby seeks monetary damages and/or rescission of the SPA, and indemnification by Pareteum for any losses resulting from its alleged breach of the SPA, including costs and expenses incurred in connection with the Section 11 Action.
Artilium Africa, LLC et al. v. Artilium, PLC et al.; ICDR Case No. 1-19-3-1680 and Artilium Africa, LLC and Tristar Africa Telecom, LLC v. Pareteum Corporation are related matters arising out of the same dispute. The former matter is an arbitration filed with the International Center for Dispute Resolution (“ICDR”) on October 1, 2019 alleging that Artilium Group Limited, a subsidiary of Pareteum Corporation formerly known as Artilium PLC (“Artilium”), breached an Operating Agreement relating to a joint venture called Artilium Africa formed by Artilium Green Globe Services LLC and Tristar Africa Telecom, LLC (“Tristar” and together with Artilium Africa, the “Delaware Plaintiffs”) to provide mobile data, cloud, and telecommunications services throughout Africa. The Claimants in the ICDR arbitration are seeking $30 million. The latter matter is a civil case filed on October 10, 2019 in the Delaware District Court. The Delaware Plaintiffs allege that Pareteum Corporation tortuously interfered with Tristar’s contract with Artilium in order to enter into the same type of agreement with Artilium. The Plaintiffs are seeking $150,000 in damages. On December 17, 2020, the Delaware District Court stayed the action and compelled the Delaware Plaintiffs to pursue their claims against Pareteum in the ICDR arbitration.
Reuben Harmon, derivatively on behalf of Pareteum Corp. v. Robert H. Turner, et al. is a stockholder derivative lawsuit that was filed in the Supreme Court for the State of New York, New York County, on January 27, 2021 by Reuben Harmon (“Plaintiff Harmon”). This case was brought derivatively on behalf of Pareteum, the Nominal Defendant, against certain current and former officers and directors of the Company, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tuñon, Robert Lippert, Laura Thomas and Yves van Sante (the “Individual Defendants”). Plaintiff Harmon alleges that the Individual Defendants caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities statutes and regulations. Plaintiff Harmon further alleges that as a result of their misconduct, the Individual Defendants are liable for breaches of their fiduciary duties as directors and/or officers of Pareteum, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff Harmon seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff Harmon all costs and expenses incurred in pursuing the claim.
Gregory Lackey, derivatively on behalf of Pareteum Corp. v. Robert “Hal” Turner, et al., No. 1:21-mc-70, is a shareholder derivative suit that was filed on January 25, 2021 in the United States District Court for the Southern District of New York. Plaintiff Gregory Lackey (“Plaintiff Lackey”) is a purported shareholder suing on behalf of Pareteum and alleging that certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Luis Jimenez-Tuñon, Robert Lippert, Rob Mumby , Laura Thomas and Yves van Sante (the “Individual Defendants”) caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities statutes and regulations. Plaintiff Lackey alleges that as a result of their misconduct, the Individual Defendants are liable for contribution and indemnification under Section 21D of the Exchange Act, breach of fiduciary duty, and unjust enrichment. Plaintiff Lackey seeks a judgment (1) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty; (2) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (3) awarding Pareteum restitution from the Individual Defendants and disgorgement of all profits obtained by the Individual Defendants; and (4) awarding Plaintiff Lackey all costs and expenses incurred in the action.

Pareteum Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Deutsche Telekom A.G. (“DTAG”) is both a supplier to, and customer of, the Company’s subsidiary, iPass. DTAG has initiated a lawsuit in Germany in the amount of approximately $790 for non-payment for supply of services to iPass and/or insufficient delivery of services to DTAG. iPass has reasonable grounds to set-off a significant proportion of the claimed sums and otherwise dispute the claims. iPass intends to vigorously defend and/or set-off the DTAG claim.
Stephen Brown v. Elephant Talk North America Corporation and Elephant Talk Communications Corp., Case No. 5:18-cv-902-R in the Western District of Oklahoma. A former consultant, Steve Brown (“Plaintiff Brown”) brought a lawsuit against Pareteum and its subsidiary claiming approximately five (5) years’ unpaid consulting fees in an amount equal to $780. The Company believes some or all of his claims are time-barred and/or frivolous. The Company’s position is that Plaintiff Brown was dismissed for cause in 2013/14, and intends to defend itself in this matter vigorously.
Unclaimed Property Compliance
The Company has received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. If the potential loss from any payment claim is considered probable and the amount or the range of the loss can be estimated, the Company accrues a liability for the estimated loss. To date, the Company is not able to estimate the possible payment, if any, due to the early state of this matter.

Note 13. Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of the Company's revenue, accounts receivable and unbilled receivables are summarized as follows:
For the year ended December 31, 2020, the Company had two customers that accounted for 20% and 21% of revenue. For the year ended December 31, 2019, the Company had one customer that accounted for 20% of revenue.
As of December 31, 2020, the Company had one customer that accounted for 45% of accounts receivable including unbilled revenue. As of December 31, 2019, the Company had one customer that accounted for 38% of accounts receivable including unbilled revenue.

Note 14. Supplemental Cash Flow Information
The Company's receipts and payments for interest and income taxes and non-cash investing and financing activities are as follows:

	For the years ended December 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash received during the period for interest	$8	$167
Cash (paid) during the period for interest	$(689)	$(1,717)
Cash (paid) during the period for income taxes	$(59)	$(280)
Non-cash Investing and Financing Activities:
Shares issued in business combinations	$—	$28,610
Shares issued for asset purchase	$—	$1,692
Right of use lease assets and financing	$580	$1,832
Conversion of notes, including converted accumulated interest	$—	$147
Warrants issued for settlement agreement	$697	$—
Shares issued related to services	$—	$9,252
Shares issued for payment of interest	$(263)	$—
Series C redeemable preferred stock reclassified to mezzanine equity	$4,798	$—
Accretion and dividends of redeemable preferred stock	$816	$—
Note 15. Subsequent Events
The Company has evaluated subsequent events through the filing of these consolidated financial statements and determined that there have been no events that have occurred that would require adjustments to the Company's disclosures in the consolidated financial statements except for the transactions described below.
Senior Second Lien Secured Convertible Note
On February 22, 2021, the Company issued the $2.4 million in principal amount Senior Second Lien Notes to an institutional investor for $2.0 million.
The Senior Second Lien Note is a senior, secured obligation of the Company, but ranks junior to the High Trail Note, issued by the Company and held by High Trail. Interest is payable monthly beginning April 1, 2021 at a rate of 8% per annum. The Senior Second Lien Note is secured by a second lien on substantially all assets of the Company and substantially all assets of its material U.S.-organized subsidiaries. Interest may be paid, at the election of the Company, in cash or in shares of common stock of the Company; provided, that, so long as the High Trail Note remains outstanding, such payments may only be made in shares. The number of shares of common stock to be issued to pay interest in shares of the Company’s common stock is determined by the application of a formula in which the amount of the interest due is divided by 85% of the lowest volume-weighted average price of the Company’s common stock on the principal market for the Company’s common stock over the 10 days preceding the date of such payment.
Subject to an intercreditor agreement with the holder of the High Trail Note, upon notice by the Company, the Company may elect to redeem all or a portion of the then-outstanding principal amount outstanding under the Senior Second Lien Note. The holder of the Senior Second Lien Note or the Company may also elect for the Company to redeem the Senior Second Lien Note at a 20% premium if the Company undergoes a fundamental change. The Senior Second Lien Note will be convertible into common stock of the Company, in part or in whole, from time to time, at the election of the holder of the Senior Second Lien Note. The initial conversion rate is equal to 1,666.6667 shares of the Company’s common stock for each $1,000 of principal amount of the Senior Second Lien Note or $0.60 per share. The conversion rate is subject to customary anti-dilution adjustments in the event the Company issues stock dividends or effects a split or reverse split of the Company’s common stock.

In connection with the Senior Second Lien Note:
•Series B warrants previously issued to this institutional investor for the purchase of up to 258,523 shares of common stock at an exercise price of $1.84 per share were cancelled. Such warrants had been issued on September 24, 2019 in connection with the financing described in Note 8 – Stockholders’ Deficit – Sale of Common Stock Units and Pre-Funded Warrants; and
•The Company issued a warrant to this institutional investor for the purchase of up to 2,750,000 shares of common stock at an exercise price of $0.40 per share expiring on February 22, 2026. This warrant is exercisable any time after February 22, 2021.
Foreclosure on Funds in Blocked Account
On April 8, 2021, High Trail provided notice to the Company that it was causing $6.0 million of the funds maintained in the blocked account to be transferred to High Trail in partial satisfaction of the amounts outstanding under the High Trail Note.
Additional Sale of Senior Second Lien Notes
On April 29, 2021, the Company entered into a Securities Purchase Agreement, dated as of April 13, 2021 (the “Securities Purchase Agreement”), with two initial investors and other investors as may become party thereto from time to time (collectively, the “Note Purchasers”) providing for the issuance and sale by the Company of up to $6.0 million aggregate principal amount of its Senior Second Lien Secured Convertible Notes due 2025 (the “Notes”) and warrants (the “Warrants”) to purchase up to 5,000,000 shares of its common stock (“Common Stock”). The Notes and accompanying Warrants may be sold from time to time to one or more Note Purchasers under the terms of the Securities Purchase Agreement. On April 29, 2021, the Company closed on the sale of Notes in the aggregate principal amount of approximately $1.79 million and Warrants to purchase 1,490,000 shares of Common Stock under the Securities Purchase Agreement for an aggregate purchase price of $1.49 million.
The Notes are senior secured obligations of the Company, but rank junior to the Senior Secured Convertible Note due 2025, dated as of June 8, 2020, issued by the Company and held by High Trail Investments SA LLC. Interest on each Note is payable monthly beginning on the first day of each calendar month beginning with the first such day beginning 31 days after such Note’s issuance date. The rate of interest under the Notes is 8% per annum; provided that if an event of default occurs and the applicable Purchaser delivers notice thereof, interest will accrue at 18% per annum. The Notes are secured by a second lien on substantially all assets of the Company and substantially all assets of its material U.S.-organized subsidiaries. Interest may be paid, at the election of the Company, in cash or in shares of Common Stock; provided, that, so long as the High Trail Note remains outstanding, such payments may only be made in shares. The number of shares issuable to pay interest in shares is determined by the application of a formula in which the amount of the interest due is divided by 85% of the lowest volume-weighted average price of Common Stock on the principal market for the Common Stock over the 10 days preceding the date of such payment.
Subject to an intercreditor agreement with the holder of the High Trail Note, upon notice by the Company, the Company may elect to redeem all or a portion of the then-outstanding principal amount outstanding under the Notes. Each holder of Notes or the Company may also elect for the Company to redeem the Notes at a 20% premium if the Company undergoes a fundamental change.
Each Note will be convertible into Conversion Shares, in part or in whole, from time to time, at the election of the holder of such Note. The initial conversion rate is 1666.6667 shares of Common Stock for each $1,000 of principal amount of Notes. The conversion rate is subject to customary anti-dilution adjustments in the event the Company issues stock dividends or effects a split or reverse split of the Common Stock.
The Notes impose certain customary affirmative and negative covenants upon the Company, as well as covenants requiring that (i) payments under the Notes rank senior to all unsecured indebtedness of the Company and (ii) restrict the declaration of any dividends or other distributions. The Notes contain customary events of default.
The Company intends to use the net proceeds from the offering of the Notes for general corporate purposes.

    Securities Purchase Agreement
The Securities Purchase Agreement provides for the Note Purchasers to purchase up to 5,000,000 shares of the Company's common stock. The Securities Purchase Agreement contains customary representations and warranties, including representations from the Purchaser regarding its status as an “accredited investor” and its investment purpose, and representations from the Company regarding its organization, authorization to enter into the transaction, ability to conduct its business, capitalization, absence of conflicts and compliance with law, among other things. In addition, the Securities Purchase Agreement includes a number of customary covenants with which the Company must comply, including covenants that require the Company to, among other things, use the proceeds of the sale of the Notes and Warrants for general corporate purposes and keep reserved a number of shares of Common Stock equal to the number issuable upon conversion of the Notes and exercise of the Warrants.

Warrant
The Purchase Agreement provides for the issuance, from time to time, of Warrants to purchase up to 5,000,000 shares of Common Stock. The number of shares of Common Stock issuable upon exercise of each Warrant held by a Purchaser is determined by multiplying 0.8333333333 by the dollar value of the principal amount of the Notes purchased by such Purchaser. Each Warrant entitles the holder to purchase the applicable shares of Common Stock at an exercise price of $0.40 per share. The Warrants are immediately exercisable by the holders, in whole or in part, at any time, and from time to time, until the fifth anniversary of the date of issuance. The terms of the Warrants provide that the exercise price of the Warrant, and the number of shares of common stock for which the Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of common stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications.
Warrant Extension
On April 24, 2021, the Company effected a waiver of the expiration date of its then-remaining outstanding Series B Common Stock Purchase Warrants, dated September 24, 2019, to purchase an aggregate of 11,105,113 shares of the Company’s common stock (the “Series B Warrants”). The Company had originally issued the Series B Warrants on September 24, 2019 for the purchase of up to 11,363,636 shares of the Company’s common stock at an exercise price of $1.84 per share through March 24, 2021. On February 22, 2021, Series B Warrants to purchase an aggregate 258,523 shares of common stock were cancelled in connection with the February 22, 2021 issuance of Senior Second Lien Notes described above. On March 22, 2021 and then on April 24, 2021, the Company extended the expiration dates of the remaining outstanding Series B Common Stock Purchase Warrants, dated September 24, 2019, to purchase an aggregate of 11,105,113 shares of the Company’s common stock that had the effect of extending the expiration date through June 30, 2021.
High Trail Note - New Forbearance Agreement
On May 24, 2020, the Company entered into a new forbearance agreement (the “New Forbearance Agreement”) with High Trail under which (i) the Company again admitted it was in default under several obligations under the High Trail Note and related agreements, (ii) High Trail acknowledged such defaults and agreed not to exercise any right or remedy under the High Trail Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the High Trail Note, until the earlier of May 31, 2020 or any later date to which such date may be extended (the “Outside Date”), and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the New Forbearance Agreement. The Outside Date automatically extends for successive two-week periods unless on or before the then-applicable Outside Date the lender provides notice that the Outside Date is not being extended.
As partial consideration for its agreement not to exercise any right or remedy under the High Trail Note and related documents, High Trail and the Company agreed to make certain changes to the documents. In this regard, the parties agreed to amend the “Event of Default Acceleration Amount” definition in the High Trail Note so that the amount due and payable by the Company on account of an event of default would be an amount in cash equal to 125% of the then-outstanding principal and accrued and unpaid interest under the High Trail Note. This represents an increase from 120% of the then-outstanding principal and accrued and unpaid interest, and removes the market-price-based alternative for such acceleration amount.

Additionally, the parties also agreed that the principal amount outstanding under the High Trail Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to High Trail on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or Common Stock. In consideration of High Trail’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the High Trail Note, the Company agreed to pay High Trail a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in a certain blocked account against that was foreclosed upon by High Trail, the total amount of principal outstanding under the High Trail Note as of the date of the New Forbearance Agreement was approximately $13.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Material Weaknesses Identified – Disclosure Controls and Procedures
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
In connection with preparing this filing, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, we concluded that because of material weaknesses in our control environment resulting in ineffective internal control over financial reporting, as described below, our disclosure controls and procedures were not effective as of December 31, 2020.
(b)Material Weaknesses Identified - Management’s Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
In connection with preparing this filing, our management assessed the effectiveness of our internal control over financial reporting and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the foregoing evaluation, our management has identified the following deficiencies that constitute material weaknesses in the Company’s internal controls over financial reporting:
•Entity-level controls were not effective due to certain executive management “tone at the top” issues which contributed to an ineffective control environment and to deficiencies aggregating to material weaknesses;
•Inadequate and ineffective management assessment of internal control over financial reporting due to unremediated design weaknesses;
•Ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management and security process;
• The Company not having sufficient finance and information technology department resources to effectively assess risk and design, operate and oversee effective internal controls over financial reporting while maintaining proper segregation of duties, which contributed to the failure in the effectiveness and adequate identification of certain controls including:
◦Inadequate retention of key documentation evidencing execution of internal controls;
◦Improper and untimely recognition of revenue for prior year end and interim periods for certain customers in accordance with ASC 606, leading to the 2018 Restatement and 2019 interim period restatements;
◦Incorrect accounting of stock-based compensation for awards granted to employees and non-employees, and of extinguishment of preferred stock;
◦Not applying appropriate foreign currency translations during prior years impacting the account valuation of Property, Plant & Equipment;
◦Complying to identify and account for operating leases in accordance with ASC 842; and
◦Proper capitalization of software identified during review of projects.

Based on these material weaknesses, the Company’s management concluded that at December 31, 2020, the Company’s internal control over financial reporting was not effective.
Remediation to Address Material Weaknesses
Management and the Company’s board of directors have been implementing and continue to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively.
The audit committee of the Company’s board of directors, with the assistance of independent legal counsel and a separate independent accounting firm, took action to immediately begin investigating the causes of the circumstances leading to the restatement of our financial statements for the fiscal year ended December 31, 2018 and the interim periods contained therein (the “2018 Restatement"), the restatements of our financial statements for the first and second quarters of 2019, and the delay in 2019 filings as soon as the board, upon the recommendation of the audit committee, and after consultation with management and the auditors, concluded that the Company’s financial statements and other reports could not be relied upon. As a result of this independent investigation and related deliberations, the board of directors terminated or otherwise separated the executive officers who served during the time period of the conduct that gave rise to the Company’s need to effect the Restatement. The Company has also taken and will continue to take significant and comprehensive remedial actions in response to the conduct and other factors that led to the 2018 Restatement and delay in 2019 filings, including actions to begin to remediate the material weaknesses in internal control over financial reporting. Remediation actions already implemented include (i) a thorough review and documentation of all processes involved in our financial reporting to ensure that there is segregation of duties, (ii) documented review processes in place that happen at appropriate intervals throughout the year that cover all elements of the Company’s financial reporting. This includes, but is not limited to, testing samples and documenting that testing has occurred with the results of the findings being reported to senior management and that they occur at appropriate intervals and continuously making improvements to our processes as necessary.
To address ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management and security process, the Company (iii) is implementing information technology policies that govern change management and security procedures; (iv) will institute sample testing of changes made in our reporting system to ensure the documented policies are being followed and report the results of these tests to senior management in regular appropriate intervals; (v) added personnel who have information technology control oversight and support roles and (vi) will enhance our quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.
Additionally, to ensure the Company maintains a strong internal control environment and to remediate the additional material weakness in internal controls over financial reporting identified in this Annual Report, the Company: (vii) has added resources responsible for the execution and oversight of accounting and finance operations; (viii) is designing and implementing enhancements to internal controls over financial reporting including those related to sales processing, revenue recognition, equity accounting and accounting for leases; (ix) has implemented a periodic review of financial reports and month-over-month balances with the purpose of identifying and investigating fluctuations and discrepancies in key accounts and transactions; (x) implemented uniform processes across all business entities with the emphasis on sound control practices; (xi) will provide training to its finance and sales staff and key personnel on the appropriate guidelines to account for revenue in the telecom industry and emphasizing the importance of adherence to policies and procedures; (xii) implemented a new application to manage equity.
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

Name	Age	Position(s) Held	Director Since
Mary Beth Vitale(1)(2)(3)(4)	67	Non-Executive Interim Chair of the Board of Directors	2019
Luis Jimenez-Tuñon(1)(2)(3)(4)	41	Director	2017
Robert L. Lippert(1)(2)(3)(4)	58	Director	2018
Bart Weijermars	53	Interim Chief Executive Officer	N/A
Laura Thomas	65	Interim Chief Financial Officer	N/A
Robert (Hal) Turner	72	Director	2015
__________________________
(1)Currently a member of the Audit and Finance Committee.
(2)Currently a member of the Nominating and Corporate Governance Committee.
(3)Currently a member of the Compensation Committee.
(4)Currently a member of the Strategy and Business Committee.
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
Luis Jimenez-Tuñon was appointed a Director of Pareteum Corporation on March 1, 2017. Mr. Jimenez-Tuñon brings over 18 years of experience in the telecommunications, mobile, technology, satellite, IoT and banking industries, including experience as a senior executive officer. In his executive career, he held leadership positions at Eutelsat EPA:ETL (Worldwide Executive Vice President, CEO of Global Connectivity Business); Red Queen Ventures (CEO); Vodafone Enabler Spain (CEO); Vodafone LON:VOD (Senior Vice President; previously VP Strategy; and before Executive for New Business); and INSA (Deputy Commercial Director), among others. From November 2017 to December 2020, Mr. Jimenez-Tuñon served as Group Executive Vice President of Eutelsat – the second largest satellite operator in the world with approximately $1.4 billion in yearly revenue – leading its worldwide connectivity business, comprising the segments of Satellite IoT, Maritime, Aeromobility, Enterprise, Telecom and new data solutions. Mr. Jimenez-Tuñon served as CEO of Pareteum’s largest customer, Vodafone Enabler S.L. (“Vodafone Enabler”) from July 2011 to December 2016, where he oversaw that company’s business and the launch of Spain’s second brand Lowi.es which was awarded best Spanish MVNO in 2015, 2016, 2017 and 2018. As a start-up within the Vodafone Group, and under his leadership, Vodafone Enabler significantly increased its revenue, profit and operational performance. In addition to his role at Vodafone Enabler, during a decade at Vodafone, Mr. Jimenez-Tuñon also held leadership positions at Vodafone Spain where he was responsible for business development and strategy of the group’s

MVNOs, enablers, roaming services, international carriers and wholesale fixed broadband business lines, growing business to hundreds of millions of euros in yearly revenue.
On the entrepreneurial front, Mr. Jimenez-Tuñon founded Red Queen Ventures (www.redqueen-ventures.com), a global high-tech advisory and Investment Company focused on early-stage technology, telecom, satellite and aerospace companies in hubs like Madrid, London, New York, Miami, Palo Alto and Los Angeles CA. From April 2017 he was also CEO, founder and Director of a private company in Spain, Qaelon, focused on digital transformation which he sold in December 2018. Mr. Jimenez-Tuñon has launched, managed and supported operations of several companies, more than ten mobile operators, and several dozens of products and services in the tech space. The Board believes that Mr. Jimenez-Tuñon’s extensive experience in general management, strategy, capital operations, business development, sales and service delivery within cutting-edge technology domains makes him well qualified to serve as a director. Mr. Jimenez-Tuñon earned an Executive MBA from EOI Business School, a Master’s Degree in Satellite Communications from Polytechnic University of Madrid, and a M.S. in Telecommunications Engineering from the University of Zaragoza in cooperation with the Technical University of Denmark. He also completed the prestigious Executive Management Program (SEP) from the Graduate School of Business at Stanford University in California, of which he is lifetime alumni. Mr. Jimenez-Tuñon has served on boards and advisory councils, has won numerous awards and recognitions, and has participated as speaker in many business events and round tables.
Robert Lippert was appointed a director on November 16, 2018. Dr. Lippert is a financial economist who has held corporate, consulting and academic positions in the areas of finance and strategy. He has more than two decades of business experience around the world. Dr. Lippert is also the coauthor of The New CFOs: How Finance Teams and Their Leaders Can Revolutionize Modern Business coauthored with Liz Mellon, David C. Nagel and Nigel Slack. He has been on the faculty of Emory University, Georgia State University, Rutgers University and the University of South Carolina. He has won numerous teaching awards, published extensively, taught and consulted in 50 plus countries and been Keynote Speaker at numerous events across five continents. He currently designs and delivers a variety of Executive Education courses for Duke CE, Emory, UCLA, UNC-Chapel Hill and University of Pennsylvania Wharton School of Business. Among others, clients have included: AbbVie, Alcatel, Bank of America/Merrill Lynch, BCBS, CenturyLink, Comcast NBCUniversal, CVS, Enterprise Ireland, Farmers Insurance, HP, Home Depot, IBM, KPMG, Owens Corning, PWC, Samsung, U.S. Navy, UPS and Verizon. In addition to being a faculty member, his work in executive development, consulting and executive coaching, Dr. Lippert was interim CFO and Vice President of Strategic Planning for the Seibels Bruce Group, a publicly traded holding company, which specialized in insurance-related activities from May 1996 until August 1998. His primary duties in these capacities were to manage the acquisition, integration and divestiture of existing businesses; oversee the formulation and implementation of the corporate strategic plan; manage the business planning and budgeting process; co-manage a multi-million-dollar investment portfolio; and interact with Wall Street analysts, investment bankers and investors in the financial community. The Board believes that Dr. Lippert’s extensive experience in accounting and finance, general management, strategy, capital operations and mergers and acquisitions make him well qualified to serve as a director. Dr. Lippert earned his Ph.D. in Finance from the University of South Carolina and a BSBA from Xavier University.
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
Robert H. Turner was appointed Executive Chairman of the Board of Directors on November 16, 2015 and Chief Executive Officer on May 24, 2019 and served in those positions until November 22, 2019. Mr. Turner has worked at a broad spectrum of international, start-up, and corporate firms, including (selected highlights): NeoNova Network Services, Inc.; Pac West; Telecom, Inc.; Panterra Networks; PTT Telecom Netherlands, US Inc. (now KPN); and BellSouth Communications, Inc. (now AT&T). Mr. Turner has also been an advisory board member of The Capital Angels, affiliated with SC Angel Network. Mr. Turner earned a Bachelor of Science degree and a Master of Business Administration from the University of South Carolina. On November 22, 2019, the Company’s Board of Directors terminated Mr. Turner from his positions as Executive Chairman and Chief Executive Officer, although he remains a director on the board.
None of our directors or executive officers has been involved in any legal proceeding enumerated in Regulation S-K Item 401 within the time periods described in that regulation. There are no family relationships between or among any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.
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
Audit and Finance Committee
The Audit Committee is composed of Mr. Jimenez-Tuñon (member since March 1, 2017), Mr. Lippert (Chairman since November 16, 2018) and Ms. Vitale (member since November 1, 2019). Mr. Lippert and Ms. Vitale each qualify as an Audit Committee qualified financial expert. The Audit Committee met seven (7) times during 2020. Each of the then-members of the Audit Committee was present at 75% or more of the meetings of the Audit Committee held in 2020.
The Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit and Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:
•evaluates the independence and performance of, and assesses the qualifications of, our independent auditor, and engages such independent auditor;
•approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditor;
•reviews and approves related-party transactions;
•monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;
•reviews the financial statements to be included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;
•oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the Board of Directors; and
•provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the Board of Directors, including Sarbanes-Oxley implementation, and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

Nominating and Corporate Governance Committee
Our Board of Directors has a Nominating and Corporate Governance Committee (the “Nominating Committee”), which in 2020 was composed of Mr. Jimenez-Tuñon (member since March 1, 2017), Mr. Lippert (member since November 16, 2018) and Mr. Yves van Sante (Chairman and Member since December 16, 2015). The Nominating Committee met two (2) times in 2020. Ms. Vitale became a member of the Nominating Committee on November 1, 2019, and she became Chair of the Nominating Committee on January 1, 2020 following the resignation of Mr. van Sante from the Nominating Committee on December 31, 2019.
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
Compensation Committee
Our Board of Directors also has a Compensation Committee (the “Compensation Committee”) composed of Mr. Jimenez-Tuñon (Chairman; member since July 25, 2017), Mr. Lippert (member since November 16, 2018) and Ms. Vitale (member since November 1, 2019). The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as Company benefit and insurance plans. The Compensation Committee met five (5) times in 2020 and acted by unanimous written consent two (2) times in 2020.
The Compensation Committee has the authority to directly engage, at the Company’s expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2020, the Compensation Committee did not engage any such compensation consultants or advisers.
A stockholder may send communications regarding executive and director compensation to the Compensation Committee, c/o the Company Secretary, Pareteum Corporation, 1185 Avenue of the Americas, 2nd Floor, New York, NY 10036.
Business and Strategy Committee
Our Board created the Business and Strategy Committee in November 2019 and elected Messrs. Jimenez-Tuñon (Chairman), Mr. Lippert and Ms. Vitale to serve on the committee. The Business and Strategy Committee is responsible for overseeing, researching, and recommending strategic options relating to the Company’s business, market positioning, corporate financing and mergers & acquisitions opportunities, market and commercial positioning, and other areas as determined by the Board. The Business and Strategy Committee met two (2) times in 2020. Our Board has engaged a third-party advisor regarding market opportunity and strategy.
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
Three of our current directors, Luis Jimenez-Tuñon, Robert L. Lippert and Mary Beth Vitale are “independent” under Nasdaq rules. All of the individuals nominated for election at the Meeting are “independent” under Nasdaq rules. Each of Messrs. Jimenez-Tuñon and Lippert and Ms. Vitale serve on the Audit Committee, the Compensation Committee, the Nominating Committee and the Strategy and Business Committee. Our Interim Non-Executive Chair, Ms. Vitale, is independent.
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
Attendance at Board, Committee and Stockholder Meetings
Our Board of Directors met in person and telephonically two (2) times during 2020 and acted by unanimous written consent two (2) times during 2020. Each of the then-members of our Board of Directors was present at 75% or more of the Board of Directors meetings held in 2020. In addition, there were two (2) additional formal meetings of the Independent Directors. The Independent Directors also met informally between themselves and/or with management at least once each week in 2020.
We have encouraged, but do not require, that all of our directors be in attendance at our annual shareholder meeting either in person or by remote communication. In 2020, the Company did not hold an annual stockholder meeting.
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
Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:
•junk mail and mass mailings;
•resumes and other forms of job inquiries;
•surveys; and
•solicitations or advertisements.

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
In 2020, Form 4s reporting the following transactions were not timely filed: the cancellation on January 1, 2020 of stock options previously issued to Mr. Lippert; which was subsequently reported in a form 4 filed on December 31, 2020; the acquisition by Mr. Lippert of restricted stock granted on January 1, 2020, which was subsequently reported in a Form 4 filed on January 22, 2020; the acquisition by Mr. van Sante of stock options granted on January 3, 2020, which was subsequently reported in a Form 4 filed on January 22, 2020; the acquisition by Mr. Jimenez-Tuñon of common stock on January 3, 2020, which was subsequently reported in a From 4 filed on June 12, 2020; the acquisition by each of Ms. Vitale and Mr. van Sante of stock options grant on January 3, 2020, each acquisition was subsequently reported in a From 4 filed on June 12, 2020; the acquisition by each of Ms. Thomas and Mr. Lippert of common stock on February 3, 2020, each acquisition was subsequently reported in a Form 4 filed on June 12, 2020; the acquisition by each of Mr. Weijermars, Ms. Thomas, Ms. Vitale and Mr. van Sante of stock options granted on June 5, 2020, each acquisition was subsequently reported in a From 4 filed on June 12, 2020; and the acquisition by each of Mr. Lippert and Mr. Jimenez-Tuñon of common stock on June 5, 2020, each acquisition was subsequently reported in a From 4 filed on June 12, 2020.
Code of Conduct
We have adopted a code of conduct that outlines the principles, policies and laws that govern our activities and establishes guidelines for conduct in the workplace. The code of conduct applies to our principal executive officer, our principal financial officer, all other employees, affiliates, and each member of our Board of Directors. All employees are required to read the code of conduct and affirm in writing their acceptance of the code. Our code of conduct is posted on our website, www.Pareteum.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct by posting such information on our website, www.Pareteum.com. A copy of our code of conduct is also available in print, without charge, upon written request to Pareteum Corporation, 1185 Avenue of the Americas, 2nd Floor, New York, NY 10036, Attn: Corporate Secretary.

Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(a)	Bonus ($) (b)(c)	Bonus Stock Awards (in $)(d)	Option Awards ($)(d)	All Other Compensation ($)	Total ($)
Bart Weijermars (i)	2020	$341,876	$179,200	$12,241	$104,946	$—	$638,263
(CEO EMEA / Interim CEO)	2019	334,880	150,000	—	105,963	—	590,843
Laura Thomas (ii)	2020	250,000	184,580	81,725	290,277	24,502	831,084
(Interim Chief Financial Officer)	2019	181,818	150,000	—	10,225	80,229	422,272
Victor Bozzo (iii)	2020	119,792	—	—	9,408	103,530	232,730
(Chief Sales Officer)	2019	275,000	225,000	181,689	498,907	36,060	1,216,656
Notes:
(i)Mr. Weijermars was appointed October 1, 2018 as Chief Executive Officer EMEA and November 1, 2019 as interim Chief Executive Officer.
(ii)Ms Thomas was appointed on November 15, 2019 as Interim Chief Financial Officer.
(iii)Mr. Bozzo was appointed on November 1, 2016.

(a)Unless otherwise specified, U.S. dollar figures in this proxy statement have been converted from EUROs at a rate of $1.12 to 1 EURO.
(b)This amount represents 2019 bonus amounts which were paid in 2020.
(c)This amount represents 2020 bonus amounts which are expected to be paid in 2021.
(d)Amounts reflect the total grant date fair value of awards in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included (i) for 2020, in footnotes 10 to the audited financial statements for the fiscal year ended December 31, 2020, included in the 2020 Form 10-K; (ii) for 2019, in footnote 17 to the audited financial statements for the fiscal year ended December 31, 2019, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 12, 2021.

Narrative Disclosure to Summary Compensation Table
Employment Agreements
The Company currently has the following agreements with our named executive officers:
Victor Bozzo, Chief Sales Officer – The Company entered into an employment agreement, effective as of November 1, 2016, with Mr. Bozzo, to serve as Chief Executive Officer of the Company. Mr. Bozzo is paid a base compensation of $275,000 per year. Mr. Bozzo received a signing bonus of $50,000 and a grant of restricted common stock with the equivalent value of $10,000. Additionally, Mr. Bozzo received a restricted grant with the equivalent value of $15,000 within a reasonable time following the 6-month anniversary of the effective date and $50,000 within a reasonable amount of time following the first calendar year anniversary date, with each of these grants being subject to certain conditions set forth in the employment agreement. Additionally, Mr. Bozzo was granted options to purchase up to 3,000,000 shares of the Company’s common stock, of which options to purchase 750,000 shares of common stock vested immediately, and the remaining 2,250,000 shares vest in 3 installments of 750,000 each annually on the first, second and third anniversary of the option grant. The exercise price of the options is $0.1749 per share. Mr. Bozzo also received other customary allowances, bonuses, reimbursements, and vacation pay. The employment agreement also provides that if Mr. Bozzo’s employment with the Company is terminated by the Company without “cause” or by Mr. Bozzo for “good reason” the Company will pay Mr. Bozzo 12 months’ salary at the rate of his salary as of such termination. Mr. Bozzo is also subject to customary non-competition, non-solicitation and confidentiality requirements during and after the term of his employment. Mr. Bozzo’s employment with the Company ended on June 9, 2020.

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
Laura Thomas, Interim Chief Financial Officer – Ms. Thomas served as an independent director of Pareteum's Board of Directors from July 27, 2017 to November 15, 2018. Her remuneration as an independent director included an $80,000 annual basic retainer, $20,000 for serving on two Board committees, and $30,000 for serving as the Chairperson of the Audit Committee, of which 35% was paid in shares of the Company's common stock.

On November 16, 2018, Pareteum hired Ms. Thomas to serve as its Vice President of Corporate Development. Her employment agreement included $150,000 base annual salary, issuance of 75,000 shares of the Company's common stock, and eligibility for a $75,000 bonus. A severance payment clause of 12 months of her salary due at time of separation was also included, and paid when Ms. Thomas left the company on April 1, 2019. Additionally, Ms. Thomas' severance agreement included an acceleration of the vesting of the 100,000 Company's options issued pursuant to the Stock Option Grant Agreement effective as of October 3, 2017 so that the options subject to the Option Agreement were fully vested on August 21, 2019; and she was awarded an additional 75,000 options for the Company's common stock, also vested on August 21, 2019.

Ms. Thomas thereafter returned to the Company and the Company entered into an employment agreement with Ms. Thomas as Pareteum's Interim Chief Financial Officer on November 15, 2019. Her compensation includes base compensation of $250,000 per year, in addition to eligibility of a bonus of up to 60% of her base compensation. Pareteum's employment agreement with Ms. Thomas also includes the termination of and cessation of her August 2019 severance payments.

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

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
Bart Weijermars	100,146	(1)	38,509	(1)	$3.040	11/13/2023	—		$—
(Interim CEO)	—		350,000	(3)	0.570	1/31/2025	450,000	(5)	$265,500
Laura Thomas	100,000	(2)	—		$1.000	10/1/2021	—		$—
(Interim Chief Financial Officer)	—		250,000	(3)	$0.380	1/31/2025	—		$—
	—		350,000	(3)	$0.570	1/31/2025	—		$—
Victor Bozzo	200,000		—	(4)	$0.572	7/3/2023	—		$—
(Chief Sales Officer)
(1)The stock options were granted on October 17, 2018, start vesting October 1, 2019 for 1/3 and will have 24 subsequent equally monthly vestings, expiration date will be November 13, 2023.
(2)The stock options were granted on November 17, 2017, start vesting October 1, 2018 for 1/3 and will have 24 subsequent equally monthly vestings, expiration date will be October 1, 2021.
(3)The stock options were granted on June 5, 2020, start vesting July 1, 2020 for 1/3 and will have 24 subsequent equally monthly vestings, expiration date will be January 31, 2025.
(4)The stock options were granted on July 3, 2020 as part of a separation agreement, with immediate vesting, expiration date will be July 3, 2023.
(5)The restricted shares were granted on July 3, 2020 as part of the signing of the employment agreement and the termination of the management services agreement between the company and Mr. Weijermars, the shares will vest 45 days after the filing of the 2019 financials. Market value as per December 31, 2020 using the share price as per that date is $265,500.
The Company maintains tax-qualified defined contribution retirement plan, our 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. The Company does not make matching contributions on behalf of any participants in the 401(k) Plan. All employee contributions are at all times fully vested. The Company intends for the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(a) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that the Company will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.
Director Compensation
The basic compensation for serving as a non-executive director is USD $90,000 per year, with an additional USD $10,000 per year for each committee of service. In addition, USD $20,000 is paid to the Director serving as Chairman of the Audit Committee and USD $10,000 is paid for serving as a chairman of each other committee. The Chairman of the Board of Directors is paid an additional USD $130,000 per year for serving in that role. Compensation was paid per quarter in arrears, whereby the conversion of cash in shares was done at the average closing share price of the Company of the 10 days prior to the end of the respective quarter discounted by 25%. This is in line with our policy to stimulate as much as possible conversion into shares to preserve our cash position.

The following table represents compensation earned or paid in 2020 to our non-executive directors.

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Mary Beth Vitale (2)	$270,000	—	$191,628	—	—	—	$461,628
Hal Turner (3)	—	—	—	—	—	—	—
Luis Jimenez-Tuñon (4)	$150,000	$27,791	$503,603	—	—	—	$681,394
Robert Lippert (5)	$150,000	$(160,941)	$743,023	—	—	$31,312	$763,394
(1)The amounts included in these columns are the aggregate fair values of the awards granted by the Company to the directors in the fiscal year in lieu of cash fees or other awards, valued in accordance with FASB ASC Topic 718 for the fiscal year ended December 31, 2018. Pursuant to SEC rules, the amounts in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. The share prices used for the 2018 calculations in this table are the share prices of the last 10 trading days of the quarter covering the compensation related period. Compensation to the directors can be elected by the directors, at the beginning of the quarter, either in cash or in shares or options. When directors opt for payment in shares there is a 25% discount on the ‘purchase’ price. The amounts however are shown at fair market value at the date of delivery. In principle non-executive officer directors might earn up to approximately 33% more than the standard director fees if they have elected to receive 100% compensation in shares.
(2)For the year 2020, Ms. Vitale received customary compensation for her services as a non-executive director equal to other non-executive directors of the Company. Ms. Vitale’s basic compensation is $90,000 annually, and an additional $30,000 per committee (Audit, Compensation and Business & Strategy). As chair of the Nominating and Corporate Governance Committee, the Company paid her an amount of $20,000 and $130,000.
(3)Mr. Turner was not compensated during 2020
(4)For the year 2020, Mr. Jimenez-Tuñon opted for 100% directorship fees to be paid in cash. The total fees amounted to $150,000, during 2020, 134,555 shares were issued to the director in relation to his 2019 in lieu of cash compensation. Additionally, 150,000 shares were issued to replace the cancellation of a time conditioned award which was granted January 3, 2019. Expensing for the cancelled shares were partly already accounted for in 2019, the replacement award resulted in an additional expense of $159,796. Certain additional awards granted on January 3, 2020 (350,000 shares) and June 5, 2020 (300,000 shares) were exchanged upon approval of the compensation committee under resolutions approved on December 30, 2020 for 1,069,020 options with an exercise price of $0.55. The options vested immediately and will expire December 30, 2025. The calculated Black-Scholes option pricing model value amounted to $503,603. As per December 31, 2020, the Company still owed Mr. Jimenez-Tuñon $72,004 in initial value of shares relating to 88,894 vested but unissued shares of common stock for time conditioned stock awards granted in November 2017. For the year 2019 a cash bonus was accounted for which amounts to $75,000 and has been paid in 2020. No cash bonus was accounted for the year ending December 31, 2020.
(5)For the year 2019, Mr. Lippert opted for 100% directorship fees to be paid in cash. The total fees amounted to $150,000. During 2020 159,020 shares were delivered in satisfaction of his 2019 in lieu of cash compensation. In January 2020 the company granted an award of 150,000 shares replacing 100,000 options awarded in January 2019 which were revoked in December 2019. The unrecognized expenses of the options and the expenses for the replacement shares were accounted for in 2020, however, the Black-Scholes option pricing model value of the surrendered options were offset against the expenses of the replacement award. Subsequently in December 2020, the 159,020 shares for 2019 in lieu of cash compensation', the replacement award granted on January 3, 2020 (150,000 shares), additional share awards (350,000 shares) granted on January 3, 2020 and additionally granted shares on June 5, 2020 (300,000 shares) were all exchanged upon approval of the compensation committee under resolutions approved on December 30, 2020 for 1,577,248 options with an exercise price of $0.55. The options vested immediately and will expire December 30, 2025. The calculated Black-Scholes option pricing model value amounted to $743,023. The original fair market value of the various grants was offset against the expenses booked for the replacement options. During 2020, the Company reimbursed or paid $31,312 for medical fees for the benefit of Mr. Lippert. For the year 2019 a cash bonus was accounted for which amounts to $75,000 and has been paid in 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS
The following table sets forth, based on 141,778,392 shares of our Common Stock outstanding as of May 3, 2021 (the “Determination Date”), certain information as to the stock ownership of each person known by us to own beneficially five percent or more of our outstanding Common Stock, of each of the named executive officers and directors, and of all the named executive officers and directors as a group. In computing the outstanding shares of Common Stock, we have excluded all shares of Common Stock subject to options, warrants or other securities that are not currently exercisable or exercisable within 60 days and are therefore not deemed to be outstanding and beneficially owned by the person holding the options, warrants or other securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. Unless otherwise indicated, the address for each person listed below is c/o Pareteum Corporation, at 1185 Avenue of the Americas, 2nd Floor, New York, NY 10036.

Name of Beneficial Owner	Number of Shares of Common Stock Owned (A)		Percentage of Class as of May 3, 2021
5% of More Holders:
None reported.

Officers & Directors:
Robert H. Turner	3,532,635		2.5%
Bart Weijermars	2,715,915	(1)	1.9%
Luis Jimenez-Tuñon	1,739,190	(2)	1.2%
Robert Lippert	1,594,215	(3)	1.1%
Victor Bozzo	824,923	(4)	*
Mary Beth Vitale	611,572		*
Laura Thomas	438,883	(5)	*
All Officers and Directors as a Group (6 Persons)	10,632,410		7.5%
_____________________________
*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(A)Calculated in accordance with Rule 13d-(3)(d)(1) under the Exchange Act.
(1)This amount includes 469,444 shares of our common stock of which Mr. Weijermars has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested stock awards and currently vested and exercisable stock options.
(2)This amount includes 1,069,020 shares of our common stock of which Mr. Jimenez-Tuñon has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.
(3)This amount includes 1,577,248 shares of our common stock of which Mr. Lippert has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.
(4)This amount includes 200,000 shares of our common stock of which Mr. Bozzo has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.
(5)This amount includes 33,333 shares of our common stock of which Ms. Thomas has the right to acquire beneficial ownership within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.

Item 13. Certain Relationships, and Related Transactions, and Director Independence
Management of the Company is not aware of a material interest, direct or indirect, of any director or officer of the Company, any other holder of more than 5% of the Company’s common stock, or any associate or affiliate of any such person, in any transaction since January 1, 2019 or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, except for:
During 2019, the Company retained Robert Turner of InTown Legal Services, who is the son of Robert H. Turner, Executive Chairman of the Board until November 2019. InTown Legal Services had a $10,000 per month minimum retainer with the Company and was paid no amounts in 2020 and $176,478 in 2019. The agreement between the Company and InTown Legal Services was an at will agreement and was terminated in January 2020.
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

Item 14. Principal Accounting Fees and Services
During the years ended December 31, 2020 and 2019, we engaged Baker Tilly US, LLP as our independent auditor. For the years ended December 31, 2020 and 2019, we incurred fees as discussed below:

	2020	2019
Audit fees	$525,000	$555,000
Audit-related fees	175,000	195,000
Tax fees	36,500	32,000
All other fees	—	—
Total Fees	$736,500	$782,000
Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.
Audit-related fees. Consists of fees paid to Baker Tilly US, LLP related to the review of SEC comment letters and management responses for the years ended December 31, 2020 and 2019, as applicable.
Tax fees. Consists of fees paid to Baker Tilly US, LLP related to the filings of Federal and State returns during the years ended December 31, 2020 and 2019, as applicable.
All other fees. Consists of fees related to all other services provided by Baker Tilly US, LLP for the years ended December 31, 2020 and 2019, as applicable.
The Audit and Finance Committee (the “Audit Committee”) of the Board of Directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, audit-related and non-audit services provided by Baker Tilly US, LLP in 2020 and 2019 consistent with the Audit Committee’s responsibility for engaging our independent auditors.

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

3.1*
Certificate of Incorporation of Pareteum Communication Corporation, a Delaware Corporation (incorporated by reference to Exhibit 3.2 to Pareteum Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

3.3	By-Laws (incorporated by reference to Appendix C of Pareteum Corporation’s Definitive Proxy Statement on Schedule 14A dated July 26, 2011).
4.1*	Description of Capital Stock
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

10.59	Warrant to Purchase Common Stock, dated February 22, 2021, issued by Pareteum Corporation (incorporated by reference to Exhibit 10.3 to Pareteum’s current report on Form 8-K filed February 24, 2021).
10.60	Form of Senior Second Lien Secured Convertible Note, made by Pareteum Corporation (incorporated by reference to Exhibit 10.1 to Pareteum’s Form 8-K filed April 29, 2021).
10.61
Securities Purchase Agreement, dated as of April 13, 2021, between Pareteum Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to Pareteum’s Form 8-K filed April 29, 2021).

10.62	Form of Warrant to Purchase Common Stock, issued by Pareteum Corporation (incorporated by reference to Exhibit 10.3 to Pareteum’s Form 8-K filed April 29, 2021).
10.63	Forbearance Agreement, dated as of May 20, 2021, between Pareteum Corporation and HT Investments SA LLC (incorporated by reference to Exhibit 10.1 to Pareteum’s Form 8-K filed May 25, 2021)
10.64	Form of Promissory Note due 2021 made by Pareteum Corporation (incorporated by reference to Exhibit 10.2 to Pareteum’s Form 8-K filed May 25, 2021).
10.65
Securities Purchase Agreement, dated as of May 20, 2021, between Pareteum Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.3 to Pareteum’s Form 8-K filed May 25, 2021).

10.66	Form of Warrant to Purchase Common Stock, issued by Pareteum Corporation (incorporated by reference to Exhibit 10.4 to Pareteum’s Form 8-K filed May 25, 2021).
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1. to Pareteum’s Form 10-K filed March 18, 2019)
23.1*	Consent of Baker Tilly US, LLP
31.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document. (*)

101.SCH	XBRL Taxonomy Extension Schema Document. (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)

*	Filed Herewith
**	Employee Compensation Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pareteum Corporation

By:	/s/ Bart Weijermars
Name:	Bart Weijermars
Title:	Interim Chief Executive Officer

Date:	June 17, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Mary Beth Vitale	Interim Chair of the Board of Directors	June 17, 2021
Mary Beth Vitale

/s/ Bart Weijermars	Interim Chief Executive Officer	June 17, 2021
Bart Weijermars	(Principal Executive Officer)

/s/ Laura Thomas	Interim Chief Financial Officer	June 17, 2021
Laura Thomas	(Principal Financial and Accounting Officer)

/s/ Luis Jimenez-Tuñon	Director	June 17, 2021
Luis Jimenez-Tuñon

/s/ Robert Lippert	Director	June 17, 2021
Robert Lippert