Form 10-Q
period 2019-09-30
PARETEUM Corp
filed 2021-07-09
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
001-35360
(Commission file No.)

PARETEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4557538
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1185 Avenue of the Americas, 2nd Floor, New York, NY 10036
(Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 1, 2021, there were 141,778,392 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended September 30, 2019

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2019	December 31, 2018 As revised
ASSETS
Current assets:
Cash and cash equivalents	$5,247	$6,052
Restricted cash	1,105	431
Accounts receivable, net of allowance for doubtful accounts of $787 and $514, as of September 30, 2019 and December 31, 2018, respectively	8,742	3,338
Current portion of notes receivable, net	494	—
Prepaid expenses and other current assets	3,672	2,084
Total current assets	19,260	11,905
Right-of-use assets, net	2,721	—
Notes receivable, net of current portion, net	—	1,082
Property, equipment, and software development, net	5,414	5,444
Intangible assets, net	47,149	39,264
Goodwill	133,408	100,428
Other assets	927	45
TOTAL ASSETS	$208,879	$158,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and customer deposits	$25,894	$10,338
Net billings in excess of revenues	1,971	227
Accrued expenses and other payables	9,602	7,741
Promissory notes	482	681
Current portion of lease liabilities	2,222	—
Unsecured subordinated convertible promissory note, net	—	107
Total current liabilities	40,171	19,094
Lease liabilities, net of current portion	833	—
Related party loan	423	342
Deferred taxes, net	7,574	8,386
Other liabilities	45	213
TOTAL LIABILITIES	49,046	28,035

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.00001 par value: 50,000,000 shares authorized, 4,283 shares issued, and zero shares outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock and additional paid-in capital, $0.00001 par value: 500,000,000 shares authorized, 133,924,905 and 98,292,530 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	546,243	453,995
Accumulated other comprehensive loss	(13,521)	(6,716)
Accumulated deficit	(372,889)	(317,146)
TOTAL STOCKHOLDERS' EQUITY	159,833	130,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$208,879	$158,168
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Revenues	$16,083	$4,000	$46,028	$11,529
Costs and operating expenses:
Cost of revenues, excluding depreciation and amortization	12,334	2,279	33,024	5,315
Product development	3,139	705	9,316	2,237
Sales and marketing	2,297	692	8,329	2,205
General and administrative	8,190	6,711	24,489	10,794
Restructuring charges and acquisition costs	10	1,995	3,442	2,074
Depreciation and amortization	3,389	999	9,132	2,958
Total costs and operating expenses	29,359	13,381	87,732	25,583
Operating loss	(13,276)	(9,381)	(41,704)	(14,054)
Nonoperating expense (income), net	12,237	150	14,797	(1,620)
Loss before income taxes	(25,513)	(9,531)	(56,501)	(12,434)
Income tax expense (benefit)	(394)	20	(758)	38
Net loss	(25,119)	(9,551)	(55,743)	(12,472)
Other comprehensive loss:
Foreign currency translation loss	(5,487)	(37)	(6,805)	(207)
Comprehensive loss	$(30,606)	$(9,588)	$(62,548)	$(12,679)
LOSS PER SHARE:
Net loss per share - basic and diluted	$(0.22)	$(0.16)	$(0.51)	$(0.23)
Weighted average shares outstanding during the period - basic and diluted	113,579,298	59,314,867	109,443,353	54,275,784
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019 As revised	2018
Common stock and additional paid-in capital
Balance, beginning of period	$499,020	$331,512	$453,995	$321,024
Warrant exercises	—	2,463	2,188	5,533
Warrants issued	6,781	—	6,781	—
Share-based compensation	2,672	4,238	10,416	5,757
Shares issued in equity financing	30,899	—	30,899	5,467
Services settled by issuance of shares	4,702	—	7,529	—
Shares issued for acquisitions	—	—	30,302	—
Stock option exercises	1	—	211	—
Shares issued to senior secured lender	2,168	205	3,775	323
Conversion of notes	—	1,000	147	1,314
Balance, end of period	546,243	339,418	546,243	339,418
Accumulated other comprehensive loss
Balance, beginning of period	(8,034)	(5,359)	(6,716)	(5,189)
Foreign currency translation loss, net of tax	(5,487)	(37)	(6,805)	(207)
Balance, end of period	(13,521)	(5,396)	(13,521)	(5,396)
Accumulated deficit
Balance, beginning of period	(347,770)	(302,029)	(317,146)	(299,108)
Net loss	(25,119)	(9,551)	(55,743)	(12,472)
Balance, end of period	(372,889)	(311,580)	(372,889)	(311,580)
Total stockholders' equity	$159,833	$22,442	$159,833	$22,442
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,743)	$(12,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,132	2,958
Provision for doubtful accounts	3,582	—
Share-based compensation	10,416	5,757
Change in fair value of derivatives	—	(1,284)
Amortization of debt discounts, deferred financing costs, and conversion feature	746	196
Shares issued for services	1,711	324
Loss on extinguishment of debt	8,873	—
Deferred tax	(741)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,241)	1,226
Prepaid expenses and other current assets	1,712	(28)
Accounts payable and customer deposits	10,919	1,087
Net billings in excess of revenues	50	(250)
Accrued expenses and other payables	(3,131)	(1,414)
Net cash used in operating activities	(14,715)	(3,900)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and software development	(4,765)	(2,189)
Investment in notes receivable	(2,700)	—
Business combinations, net of cash acquired	(1,277)	—
Net cash used in investing activities	(8,742)	(2,189)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants and options	1,597	5,684
Proceeds from issuance of senior secured debt	27,400	—
Repayment of senior secured debt	(41,451)	—
Repayments of other loans	—	(61)
Financing related fees	(4,101)	(633)
Gross proceeds from public offering	39,961	6,100
Net cash provided by financing activities	23,406	11,090
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(80)	126
Increase (decrease) in cash, cash equivalents and restricted cash	(131)	5,127
Cash, cash equivalents and restricted cash, beginning of period	6,483	13,738
Cash, cash equivalents and restricted cash, end of period	$6,352	$18,865
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,717	$13
Cash paid during the period for income taxes	251	—
NONCASH FINANCING ACTIVITIES:
Acquisitions paid for with common shares	30,302	—
Conversions of convertible notes	147	1,992
Settlement of debt paid for with common shares	7,529	324
Amendment to warrants and convertible notes into common shares	—	314
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

Note 1. Business and Operations
Pareteum Corporation, a Delaware corporation ("Pareteum"), along with its wholly owned and majority-owned subsidiaries (the “Company,” “we,” “us,” or “our”) is an experienced provider of communications platform as a service (“CPaaS”) solutions. The Company empowers enterprises, communications service providers, early-stage innovators, developers, Internet-of-things ("IoT"), and telecommunications infrastructure providers with the freedom and control to create, deliver, and scale innovative communications experiences. Our CPaaS solutions connect people and devices around the world using secure, ubiquitous, and highly scalable solutions to deliver data, voice, video, SMS/text messaging, media, and content enablement.
We have developed mobility, messaging, connectivity, and security services applications. Our platform hosts integrated information technology/back office and core network functionality for mobile network operators and other enterprises, which allows our customers to implement and leverage mobile communications solutions on a fully outsourced software as a service ("SaaS"), platform as a service ("PaaS"), and/or infrastructure as a service basis: made available either as an on-premise solution or as a fully hosted service in the cloud, depending on the needs of our customers.
We deliver an operational support system (“OSS”) for channel partners, with application program interfaces for integration with third-party systems, workflows for complex application orchestration, customer support with branded portals, and plug-ins for a multitude of other applications. These features facilitate and improve the ability of our channel partners to provide support and to drive sales.
Artilium plc (“Artilium”), a wholly owned subsidiary of Pareteum since October 2018, is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions, which layer over disparate fixed, mobile, and intellectual property networks to enable the deployment of converged communication services and applications. iPass, Inc. ("iPass"), another wholly owned subsidiary of Pareteum since February 2019, is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.
Pareteum's common stock is quoted on the OTC Markets Group Inc.'s Pink Open Market and traded under the symbol "TEUM."
Liquidity
As reflected in the accompanying condensed consolidated financial statements, the Company reported net losses of $55,743 for the nine months ended September 30, 2019 and $18,024 for the year ended December 31, 2018, as reported in the Company's Amended Annual Report on Form 10-K/A, as filed with the SEC on December 20, 2020 (the "Amended 2018 Annual Report"), and had an accumulated deficit of $372,889 as of September 30, 2019. As of September 30, 2019, the Company's cash balance available for operations was $5,247.
On December 10, 2019, the Company’s Board of Directors designated 255 shares of preferred stock to be 8.0% Series C Redeemable Preferred Stock (the "Redeemable Preferred Stock") with a stated value of $100,000 per share. On various dates from December 24, 2019 through August 18, 2020, the Company issued 217.67 shares of Redeemable Preferred Stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933, as amended ("the Securities Act"), with a stated value of $21,767 for an aggregate purchase price of $13,883, from which the Company received net proceeds of $13,057 after deducting legal fees of $826.
In May 2020, Pareteum received a $552 Payroll Protection Program ("PPP") loan (the "Pareteum PPP Loan") and iPass (as defined below) received an $819 PPP loan (the "iPass PPP Loan" and together with the Pareteum PPP Loan, the "PPP Loans") under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The PPP Loans provide for a balloon payment of the outstanding principal balance at maturity, which is five years from the funding date, and bear interest at 1.0%, however, under the CARES Act, all or a portion of the PPP Loans may be forgiven. In December 2020, the Pareteum PPP Loan was fully forgiven and in June 2021, the iPass PPP Loan was fully forgiven.
On June 8, 2020, the Company issued a $17,500 Senior Secured Convertible Note (the “Senior Convertible Note”) for $14,000, of which $10,000 was maintained in one or more blocked accounts. The terms of the Senior Convertible Note and related documents require the Company to meet certain specified conditions and covenants to release the proceeds in the blocked accounts, some of which have not been satisfied. In July 2020, $3,000 was released when the Company received additional funding through the sale of Redeemable Preferred Stock. On December 1, 2020, December 23, 2020, February 1, 2021, and March 1, 2021, we entered into various agreements (the “Forbearance Agreements”), under which: (i) we admitted that we were in default of several obligations under the Senior Convertible Note and related agreements, (ii) the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the earlier of March 31, 2021 and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the Forbearance Agreements. As a result of the defaults, the interest rate paid on the principal outstanding under the Senior

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

Convertible Note increased to 18.0% per annum. On December 23, 2020, $1,000 was released to the Company from the blocked account and on April 8, 2021, the remaining $6,000 in the blocked account was removed by the lender in partial satisfaction of the Senior Convertible Note.
On May 24, 2021, the Company entered into a new forbearance agreement (the “New Forbearance Agreement”) with the holder of the Senior Convertible Note under which (i) the Company again admitted it was in default under several obligations under the Senior Convertible Note and related agreements, and (ii) the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the earlier of May 31, 2021 or any later date to which such date may be extended (the “Outside Date”), and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the New Forbearance Agreement. The Outside Date automatically extends for successive two-week periods unless on or before the then-applicable Outside Date the lender provides notice that the Outside Date is not being extended.
As partial consideration for its agreement not to exercise any right or remedy under the Senior Convertible Note and related documents, the lender and the Company agreed to make certain changes to the documents. In this regard, the parties agreed to amend the “Event of Default Acceleration Amount” definition in the Senior Convertible Note so that the amount due and payable by the Company on account of an event of default would be an amount in cash equal to 125% of the then-outstanding principal and accrued and unpaid interest under the Senior Convertible Note. This represents an increase from 120% of the then-outstanding principal and accrued and unpaid interest, and removes the market-price-based alternative for such acceleration amount.
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or common stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the Senior Convertible Note, the Company agreed to pay the lender a fee in the amount of $1,500. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6,000 previously maintained in certain blocked account against that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13,454.
On February 22, 2021, the Company issued a $2,400 Senior Second Lien Secured Convertible Note due April 1, 2025 (each such note, a “Junior Convertible Note”) to an institutional investor for $2,000.
On April 29, 2021, the Company entered into a securities purchase agreement, dated as of April 13, 2021, with two initial investors and other investors as may become party thereto from time to time (collectively, the “Second Lien Note Purchasers”) providing for the issuance and sale by the Company of up to $6,000 aggregate principal amount of Junior Convertible Notes and warrants (the “April 2021 Warrants”) to purchase up to 5,000,000 shares of its common stock. The Senior Second Lien Notes and accompanying April 2021 Warrants may be sold from time to time to one or more Second Lien Note Purchasers under the terms of the purchase agreement. On April 29, 2021, the Company closed on the initial sale of Senior Second Lien Notes in the aggregate principal amount of $1,788 and April 2021 Warrants to purchase 1,490,000 shares of common stock under the purchase agreement for an aggregate purchase price of $1,490.
On June 19, the Company entered the Second Omnibus Agreement, dated as of June 18, 2021 (the "Omnibus Agreement"), with holders of the previously outstanding Junior Convertible Notes, and sold $17,330 aggregate principal of Junior Convertible Notes for $5,000 and the surrender of 91.38 shares of Redeemable Preferred Stock. In connection with the sale of these Junior Convertible Notes, the Company issued a warrant for the purchase of 5,000,000 shares of its common stock at an exercise price of $0.37 per share.
Because of the limited nature of the relief provided under the New Forbearance Agreement, which does not lower the amounts payable in principal or interest, the Company believes that it will not have sufficient resources to fund its operations and meet the obligations specified in the Senior Convertible Note or to fund its operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q (the "Report"). The Company’s software platforms require ongoing funding to continue the current development and operational plans and the Company has a history of net losses. The Company will continue to expend substantial resources for the foreseeable future in connection with the continued development of its software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of the Company’s services. In addition, other unanticipated costs may arise. The Company believes that additional capital will be required to fund its operations and provide growth capital to meet the obligations under the Senior Convertible Note, the Junior Convertible Note, and the Redeemable Preferred Stock. Accordingly, the Company will have to raise additional capital in one or more debt and/or equity offerings and continue to work with its lenders to cure the defaults. However, there can be no assurance that the Company will be successful in raising the necessary capital or that any such offering will be available to the Company on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital and with acceptable terms, this would have a material adverse effect on the Company. Furthermore, the recent decline in the market price of the Company’s common stock, coupled with the stock’s

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

delisting from the Nasdaq Stock Market, could make it more difficult to sell equity or equity-related securities in the future at a time and price that the Company deems appropriate. The factors discussed above raise substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.
Revision of Previously Issued Financial Statements
In finalizing the financial reporting close process for the year ended December 31, 2020, the Company identified certain immaterial errors impacting prior reporting periods beginning as of and for the three months ended December 31, 2018. Specifically, the Company identified that it incorrectly translated the foreign currency impact on goodwill and intangible assets related to an acquisition completed in the fourth quarter of 2018.
The Company assessed the materiality of this correction to the prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements (“ASC 250”). In accordance with ASC 250, the Company’s consolidated financial statements have been revised from the amounts previously reported to correct these immaterial errors as shown in the tables below and are reflected throughout the financial statements and related notes, as applicable.
The cumulative effect of adjustments required to correct the immaterial errors in the consolidated financial statements as of December 31, 2018 are reflected in the revised goodwill, intangible assets, net, accumulated other comprehensive income, and accumulated deficit balances as of December 31, 2018 as follows:

	As of December 31, 2018
	As reported	Adjustment	As revised
Goodwill	$101,375	$(947)	$100,428
Intangible assets, net	39,658	(394)	39,264
Accumulated other comprehensive loss	(5,389)	(1,327)	(6,716)
Accumulated deficit	(317,132)	(14)	(317,146)
Note 2. Financial Statement Presentation and Recent Accounting Updates
The accompanying unaudited condensed consolidated financial statements comprise the accounts of Pareteum and its wholly owned and majority owned subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and account balances have been eliminated in consolidation. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended September 30, 2019 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2019. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Amended 2018 Annual Report.
For a complete summary of our significant accounting policies, please refer to Note 2. Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part I, Item 8 of our Amended 2018 Annual Report.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and intangible assets acquired. Actual results may differ from these estimates under different assumptions or conditions and those differences could be material.
Reclassifications
Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. Such reclassifications had no impact on net loss or net cash flows.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

Accounting Standards Adopted in the Current Year
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). ASU 2017-11 consists of two parts. The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in the basic EPS calculation. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. ASU 2017-11 became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842)—Targeted Improvements, which provides an alternative transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, using the modified retrospective method. The Company took advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. Upon adoption of this standard, the Company recorded ROU lease assets and corresponding lease liabilities of approximately $1,800. The standard did not have a material impact on our consolidated income statements. We elected to apply the practical expedient related to land easements, as well as the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carryforward our historical lease classification.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows entities to reclassify certain “stranded tax effects” resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income (“AOCI”) to retained earnings. Under existing guidance in ASC 740, Income Taxes, adjustments to deferred tax assets and liabilities resulting from a change in tax laws or rates occur within the period that the enactment of these changes occur and any adjustments are included in income from continuing operations. Deferred income taxes originally recognized through other comprehensive income were initially measured at the previous income tax rate resulting in a disproportionate tax balance remaining in AOCI from recognizing the tax rate adjustments from the Tax Act in income from continuing operations (i.e., “stranded tax effects”). The Company adopted the requirements of ASU 2018-02 on January 1, 2019, the effects of the adoption were not material and no adjustments were made to AOCI and accumulated deficit.
Recent Accounting Standards Updates Issued - Not Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. If the carrying amount of a

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, versus determining an implied fair value in Step 2 to measure the impairment loss. ASU 2017-04 is effective for annual periods beginning after December 15, 2019. The Company does not expect the provisions of ASU 2017-04 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. The guidance can be applied either prospectively to all implementation costs incurred after the date of adoption or retrospectively. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s financial condition, results of operations, cash flows, and financial statement disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), to modify the disclosure requirements for fair value measurements. The standard adds, modifies, and removes previous disclosure requirements. Eliminated disclosures include the valuation process for Level 3 measurements, policy for timing of transfers between levels of the fair value hierarchy, and changes in unrealized gains and losses included in earnings for recurring Level 3 measurements held at the reporting period. The guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-13 to have a material impact on the disclosures accompanying its consolidated financial statements.
In November 2019, the FASB issued ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer ("ASU 2019-08"). Under ASU 2019-08, share-based payment awards granted to customers are recorded as a reduction of the transaction price measured at the grant-date fair value of the award. The award is measured and classified under ASC 718 for its entire term, unless the award is modified after it vests and the grantee is no longer a customer. The new guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2019-08 is not expected to have a material impact on the Company’s financial condition, results of operations, cash flows, and financial statement disclosures.
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

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
Note 3. Acquisitions
Devicescape Asset Purchase
On April 22, 2019, the Pareteum, together with Devicescape Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the “Holdco” and together with the Company, the “Buyer”) entered into an asset purchase agreement (the “Purchase Agreement”) with Devicescape Software, Inc., a California corporation (“Devicescape”), whereby the Buyer acquired certain assets of Devicescape and assumed certain liabilities of Devicescape, such that Holdco would continue as a surviving subsidiary of the Pareteum holding the acquired assets and assuming those certain liabilities of Devicescape (the “Devicescape Purchase”). In connection with the Devicescape Purchase, and pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Buyer paid cash consideration of $2,000 and issued to the stockholders of Devicescape an aggregate of 400,000 shares of the Company’s common stock at a value of $1,692 based on the $4.23 per share closing price of our common stock on April 22, 2019. Transaction costs were $137.
The Devicescape Purchase has been treated as an asset purchase, whereby assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the assets acquired and is allocated to the individual assets acquired and liabilities assumed based on their relative fair values and does not give rise to goodwill.
The allocation of the purchase price was as follows:

Purchase consideration:
Cash consideration and transaction costs	$2,137
Shares issued to stockholders	1,692
Total purchase consideration	$3,829

Purchase price allocation:
Assets:
Accounts receivable	$71
Escrow receivable	200
Intangible assets	3,646
Total assets	3,917
Liabilities:
Accounts payable and other liabilities	88
Total liabilities	88
Estimated fair value of net assets acquired	$3,829
The fair value of intangible assets was estimated as follows:

	Estimated Fair Value	Useful Life
Developed technology	$3,525	8 years
Customer relationships	121	8 years
Intangible assets	$3,646
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

attributable to the subject intangible asset after certain deductions are applied for the use of the other assets that contribute to the generation of the cash flows.
iPass Business Combination
On November 12, 2018, Pareteum entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Pareteum and TBR, Inc. ("Purchaser"), and iPass, Inc. ("iPass"). Pursuant to the Merger Agreement, Purchaser, a wholly owned subsidiary of the Pareteum, commenced an offer for the outstanding iPass common shares for the transaction consideration, upon the terms and subject to the conditions set forth in the Prospectus/Offer to Exchange dated December 4, 2018 (together with any amendments and supplements thereto, the “Offer to Exchange”), and the related Letter of Transmittal. The Offer to Exchange and withdrawal rights expired at 5:00 p.m. New York City time on February 12, 2019, and promptly following such time Purchaser accepted for payment and promptly paid for all validly tendered iPass common shares in accordance with the terms of the Offer to Exchange. The Company acquired 100% of the voting shares of iPass.
On February 12, 2019, Pareteum Corporation entered into a consent agreement (the "Consent") with iPass SPV, and Fortress Credit Corp. (together with its affiliates, “Fortress”). Also, on February 12, 2019 the Company entered into a Joinder to Security Agreement, a Joinder to Guarantee, and a Pledge Agreement, each for the benefit of or with Fortress, guaranteeing the indebtedness assumed in the iPass acquisition and granting a first-priority security interest in all of the assets of the Company to Fortress. Pursuant to the Consent, Fortress consented to the consummation of the Merger Agreement by and among the Company, iPass and TBR, Inc. The Company paid Fortress a cash fee of $200 and issued to Fortress warrants to purchase an aggregate of 325,000 shares of common stock.
On February 12, 2019, following acceptance and payment for the validly tendered iPass common shares and pursuant to the terms and conditions of the Merger Agreement, the Company completed its acquisition of iPass from the stockholders of iPass when TBR, Inc. merged with and into iPass, with iPass surviving as a wholly owned subsidiary of the Pareteum (the “Merger”). The Merger was governed by Section 251(h) of the Delaware General Corporation Law, as amended, with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each iPass common share outstanding was converted into the right to receive 1.17 shares of the Company's common stock in exchange for each share of iPass common stock. The iPass common shares are no longer listed on the Nasdaq Capital Market. The purchase consideration was comprised of 9,865,412 shares of the Company's common stock. In accordance with ASC 805, the Company recognized the settlement of a pre-existing relationship in the form of a software license that the Company purchased from iPass on May 8, 2018, which is included in consideration transferred.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

The allocation of the purchase price was as follows:

Purchase consideration:
Shares issued to stockholders	$28,610
Estimated fair value of software license	1,531
Total purchase consideration	30,141

Purchase price allocation:
Assets:
Cash and cash equivalents	860
Accounts receivable	4,344
Property, equipment, and software development	873
Other assets	4,890
Intangible assets	11,106
Total assets	22,073

Liabilities:
Accounts payable, accrued expenses and other current liabilities	17,207
Deferred revenue	1,700
Loans outstanding	9,989
Other liabilities	857
Total liabilities	29,753
Estimated fair value of net assets acquired	(7,680)
Goodwill	$37,821
The fair value of intangible assets was estimated as follows:

	Estimated Fair Value	Useful Life
Developed technology	$2,585	8 years
Customer relationships	8,378	5 years
Trade name	143	2 years
Intangible assets	$11,106
The value of the developed technology intangible asset was calculated using the relief-from-royalty method. The value of the customer relationships intangible asset was calculated using the excess earnings method of the income approach. The value of the trade name intangible asset was calculated using the relief-from-royalty method. The weighted average useful life of the intangible assets acquired is estimated at 5.7 years.
For the period ended September 30, 2019, the condensed consolidated financial statements included iPass and its subsidiaries from the closing date of February 12, 2019 through September 30, 2019. Management expects that all of the goodwill in this business combination will be deductible for income tax purposes.
Note 4. Balance Sheet Information
The following tables present details of our unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

Prepaid expenses and other current assets	September 30, 2019	December 31, 2018
Prepaid insurance and legal fees	$743	$219
Prepaid software license and support	691	619
Prepaid corporate taxes	191	—
Prepaid expenses-other	702	290
Valued added tax	578	609
Other receivables	61	—
Other assets	706	347
Prepaid expenses and other current assets	$3,672	$2,084

Notes receivable, net	September 30, 2019	December 31, 2018
ValidSoft	$494	$576
Yonder Media Mobile	3,355	506
Notes receivable	3,849	1,082
Current portion of notes receivable	3,849	—
Reserve against current portion of notes receivable	(3,355)	—
Current portion of notes receivable, net	494	—
Notes receivable, net of current portion	$—	$1,082
The ValidSoft note bears interest at 5% annually and matures on September 30, 2019. The Company extended a $500 promissory note receivable to Yonder Media Mobile ("Yonder Media") in 2018, bearing interest at 6.0% annually and matures on May 26, 2020. In the first quarter of 2019, the Company extended three additional promissory notes receivable to Yonder Media aggregating $2,700 with interest rates of 12.0% annually, with all principal and interest due on the maturity dates, which range from July 2020 to August 2020.
In July 2019, the Company and Yonder Media became involved in a legal dispute and the Company recorded a reserve of $3,355, representing the principal and accrued interest outstanding under the promissory notes as of June 30, 2019.

Property, equipment, and software development, net	September 30, 2019	December 31, 2018
Furniture and fixtures	$167	$168
Computer, communications, and network equipment	16,936	21,009
Software	3,834	5,311
Automobiles	12	13
Leasehold improvements	129	—
Software development	6,208	1,735
Property, equipment, and software development, at cost	27,286	28,236
Accumulated depreciation and amortization	(21,872)	(22,792)
Property, equipment, and software development, net	$5,414	$5,444

Property, equipment, and software development acquired in the iPass business combination totaled $873; expenditures for software development in the nine months ended September 30, 2019 was $4,070; and depreciation and amortization recognized on property, equipment, and software development was $4,061. See Note 3. Acquisitions for additional information about the property, equipment, and software development acquired in the iPass business combination.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

	As of September 30, 2019
Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustments	Intangible Assets, Net
Developed technology	$26,829	$(3,802)	$(1,073)	$21,954
Consumer relationships	25,300	(1,833)	(930)	22,537
Trade names	3,544	(712)	(174)	2,658
Total	$55,673	$(6,347)	$(2,177)	$47,149

	As of December 31, 2018
Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustments	Intangible Assets, Net
Developed technology	$20,720	$(859)	$(201)	$19,660
Consumer relationships	16,800	(233)	(160)	16,407
Trade names	3,400	(170)	(33)	3,197
Total	$40,920	$(1,262)	$(394)	$39,264
Intangible assets acquired in the iPass and Devicescape transactions totaled $14,753, and amortization of intangible assets in the nine months ended September 30, 2019 was $5,071. See Note 3. Acquisitions for additional information about the intangible assets acquired in the iPass and Devicescape transactions.
The following table provides the estimated future amortization expense related to intangible assets held as of September 30, 2019:

2019 (excluding the nine months ended September 30, 2019)	$306
2020	7,270
2021	7,270
2022	7,220
2023	7,134
Thereafter	17,949
Total	$47,149

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

Goodwill
Balance at December 31, 2017	$—
Business acquisition	101,375
Foreign currency translation adjustment	(947)
Balance at December 31, 2018	100,428
Business acquisition	37,821
Foreign currency translation adjustment	(4,841)
Balance at September 30, 2019	$133,408

Accrued expenses and other payables	September 30, 2019	December 31, 2018
Accrued selling, general and administrative expenses	$2,715	$1,189
Accrued salaries and bonuses	862	1,596
Accrued employees benefits	161	—
Accrued restructuring and acquisition related costs	—	1,885
Accrued cost of revenues	2,036	813
Accrued taxes (including VAT)	3,010	1,834
Accrued interest payable	53	68
Other accrued expenses	765	356
Accrued expenses and other payables	$9,602	$7,741

Unsecured subordinated convertible promissory note, net	September 30, 2019	December 31, 2018
Principal balance	$—	$116
Debt discount and financing costs	—	(9)
Unsecured subordinated convertible promissory note, net	$—	$107
Related Party Loan
The Company has a loan payable to Comsystems, a company owned by Gerard Derenbos. Prior to the Artilium acquisition, Mr. Derenbos held approximately 15.0% of the total outstanding common shares of Artilium, and was an Artilium board member. As of September 30, 2019 and December 31, 2018, the outstanding balance was $423 and $342, respectively. The loan bears interest at 8.0% and matures on December 31, 2021. All principal and interest are due on the maturity date.
Note 5.  Lease Commitments
The Company leases property under operating leases with varying expiration dates between 2020 and 2025. The Company also leases equipment and automobiles under operating leases with expiration dates between 2021 and 2024. The Company determines if an arrangement is a lease at inception. The Company presents operating leases in right-of-use assets and lease liabilities, while finance leases are presented in property, equipment, and software development, net, and accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheet.
The following table presents information related to leases as of September 30, 2019:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

Operating leases
Right-of-use assets, net	$2,721
Current portion of lease liabilities	$2,176
Lease liabilities, net of current portion	740
Total operating lease liabilities	$2,916
Finance leases
Property, equipment, and software development, at cost	$142
Accumulated depreciation	(2)
Property, equipment, and software development, net	$140
Current portion of lease liabilities	$46
Lease liabilities, net of current portion	93
Total finance lease liabilities	$139
Weighted average remaining lease term
Operating leases	1.80 years
Finance leases	2.92 years
Weighted average discount rate
Operating leases	9.22%
Finance leases	5.00%
The following table presents supplemental cash flow information related to leases for the nine months ended September 30, 2019:

Operating cash outflows from operating leases	$1,086
Operating cash outflows from finance leases (interest)	1
Financing cash outflows from finance leases	4
The following table presents maturities of lease liabilities as of September 30, 2019:

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30,2019)	$271	$13
2020	2,524	51
2021	196	51
2022	54	34
2023	45	—
Thereafter	67	—
Total lease payments	3,157	149
Imputed interest	(241)	(10)
Total lease liabilities	2,916	139
Current portion of lease liabilities	2,176	46
Lease liabilities, net of current portion	$740	$93
Note 6. Stockholders' Equity
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. As of September 30, 2019 and December 31, 2018, there were 4,283 shares issued and zero outstanding.
Common Stock

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

The Company is authorized to issue up to 500,000,000 shares of common stock. As of September 30, 2019 and December 31, 2018, the issued and outstanding shares were 133,924,905 and 98,292,530, respectively.
In September 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional and accredited investors and sold:
a.18,852,272 common stock units at a price of $1.76 per unit. Each common stock unit consists of one share of common stock (18,852,272 shares of common stock in the aggregate), one Series A Warrant (for the purchase of 18,852,272 shares of common stock in the aggregate), and one Series B Warrant (for the purchase of 9,426,136 shares of common stock in the aggregate); and
b.3,875,000 pre-funded warrants for the purchase of common stock units at price of $1.75 per unit. The exercise of each pre-funded warrant, at an exercise price of $0.01, entitles the investor to receive one common stock unit which consists of one share of common stock (3,875,000 shares of common stock in the aggregate), one Series A Warrant (for the purchase of 3,875,000 shares of common stock in the aggregate), and one Series B Warrant (for the purchase of 1,937,500 shares of common stock in the aggregate).
The Company received net proceeds of $37,680 after deducting expenses of approximately $2,281. In connection with the Securities Purchase Agreement, the Company issued warrants to a placement agent to purchase 909,091 shares of its common stock. These warrants have an exercise price of $3.00 per warrant and expire in September 2024. All the warrants issued related to the Securities Purchase Agreement are classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity, and the Series A and Series B warrants are participating securities for purposes of calculating loss per share.
The Series A Warrants are exercisable at $2.25 per share beginning September 2020 and expire in September 2024. The Series B Warrants are exercisable at $1.84 per share beginning September 2019 and expire in March 2021, although the Company’s board of directors has since resolved to waive the Company’s enforcement of the expiration date until June 30, 2021 and permit the holders of the Series B Warrants to exercise the Series B Warrants, and otherwise continue to be entitled to all rights pertaining to holding the Series B Warrants, until June 30, 2021. The pre-funded warrants do not expire and are immediately exercisable, except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions.
The following table summarizes common stock activity for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Common stock outstanding, beginning of period	98,292,530	46,617,093
Shares issued for acquisition purchase consideration	10,265,412	—
Shares issued for warrants exercised	858,344	10,428,047
Shares issued in equity fundraises	18,852,272	2,453,400
Shares issued under share-based payment arrangements	1,960,768	1,113,791
Shares issued upon conversion of notes	84,220	387,913
Shares issued in connection with debt facility	1,175,000	—
Shares issued for settlement of accounts payable	2,436,359	119,996
Common stock outstanding, end of period	133,924,905	61,120,240
Warrants
The Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions, and other transactions. The following table summarizes warrant activity for the nine months ended September 30, 2019 and the year ended December 31, 2018:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Warrants outstanding, beginning of period	3,789,482	18,135,832
Issued	39,199,998	196,750
Exercised	(943,269)	(14,463,097)
Expired	(60,000)	(80,003)
Warrants outstanding, end of period	41,986,211	3,789,482
As of September 30, 2019 and December 31, 2018, all of the outstanding warrants have been recorded and classified as equity. As of September 30, 2019, exercise prices for the outstanding warrants range from $1.05 to $5.375; the weighted average exercise price for the warrants outstanding is $2.21; and the outstanding warrants expire from 2019 to 2026.
Note 7.  Income Taxes
The following table presents details of income tax expense (benefit) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense (benefit)	$(394)	$20	$(758)	$38
Our effective tax rates were 1.5% and (0.2)% for the three months ended September 30, 2019 and 2018, respectively, and 1.3% and (0.3)% for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rates were lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions.
The Company had no uncertain tax positions as of September 30, 2019 and December 31, 2018.
Note 8. Segment and Geographic Information
Segment Information
Segment information is prepared on the same basis that our chief operating decision-makers (“CODMs”), who are our interim chief executive officer and interim chief financial officer, evaluate financial results, make key operating decisions, and for which discrete financial information is available. As of September 30, 2019, the Company has aggregated its three operating segments, which have similar economic characteristics and all provide their customers with communication connectivity services achieved through sales and marketing channels across all three operating segments through their CPaaS, into one reportable segment—Communication Connectivity Services. The measure of profitability our CODMs use to evaluate financial results for our reportable segment is operating income (loss).
The following table presents disaggregated revenues from external customers derived from Communication Connectivity Services for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Monthly service	$15,893	$3,483	$45,491	$9,799
Installation and software development	190	517	537	1,730
Total revenues	$16,083	$4,000	$46,028	$11,529
Geographic Information
The following table provides information about our consolidated revenues for the three and nine months ended September 30, 2019 and 2018, based on customer location:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
International	$10,091	$3,875	$31,688	$11,214
United States	5,992	125	14,340	315
Total revenues	$16,083	$4,000	$46,028	$11,529
Note 9. Debt
On February 26, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative Finance, LLC and its affiliate Post Road Special Opportunity Fund I LLP (collectively, “Post Road”). Pursuant to the Credit Agreement, Post Road provided the Company a senior secured loan of up to $50,000 (the “Senior Secured Facility”). The initial draw under the Senior Secured Facility was $25,000, funded on February 26, 2019. The Credit Agreement had a maturity date of February 26, 2022 and was subject to prepayment upon the Company's receipt of proceeds in excess of $1,000 outside the ordinary course of business.
Outstanding amounts due under the Credit Agreement accrued interest at Libor plus 8.5%, however, upon an event of default or if certain consents were not delivered to Post Road prior to May 1, 2019 or June 1, 2019, as applicable, interest would accrue at Libor plus 11.5% from the relevant funding dates until the consents were delivered.
The Company received net proceeds under the Credit Agreement of $23,320 after payment of $813 of commitment fees and $867 of other issuance costs. The total debt discount was $3,286 including $1,607 of the Company's common stock issued to Post Road.
In September 2019, the Company paid off the Credit Agreement from the proceeds received from the sale of securities under the Securities Purchase Agreement. As a result, the Company recognized a $7,873 loss on extinguishment of debt, which is comprised of the unamortized debt discount and issuance costs of $4,926 and an exit fee paid to the lender of $2,947.
Note 10. Commitments and Contingencies
Commitments
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company entered into the Strategic Connectivity Agreement (the “Connectivity Agreement”) with Hutchison 3G UK Limited (“3UK”) on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $615 (the "Implementation Fee") for the implementation of a mobile virtual network operator ("MVNO" and specifically, the “3UK MVNO”), and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. As of the date of the filing of this Report, management was negotiating with 3UK to amend the Connectivity Agreement to eliminate some of the invoicing functionality of the 3UK MVNO, which will reduce the Implementation Fee to $430, however, that amendment has not been executed as of the date this Report was filed. The Implementation Fee is payable upon the satisfactory completion of certain agreed upon milestones. As of September 30, 2019, none of those milestones had been achieved.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Agreement for the Sale and Purchase of Credit Voucher (the “Credit Voucher Agreement”) with PCCW Global Limited (“PCCW”) under which the Company is obligated to purchase a credit voucher for $30,746. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of September 30, 2019, $615 of the purchase price has been recorded in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. The remaining $30,131 unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, whereafter the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW each quarter.
Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2022 be less than $7,994, the Company is obligated to remit a make-up payment (the “2022 Make-up Payment”) for the difference between $7,994 and the aggregate monthly charges offset with the credit voucher. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2023, plus any 2022 Make-up Payment, if applicable, be less than $14,143, the Company is obligated to remit a make-up payment (the “2023 Make-up Payment”) for the difference between $14,143 and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2024, plus any 2022 Make-up Payment and any 2023 Make-up Payment, if applicable, be less than $21,522, the Company is obligated to remit a make-up payment (the “2024 Make-up Payment”) for the difference between $21,522 and the aggregate monthly charges offset with the credit voucher, plus the 2022 Make-up Payment and the 2023 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2025, plus any 2022

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment, if applicable, be less than $30,131, the Company is obligated to remit a final make-up payment for the difference between $30,131 and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment.
The following table presents the minimum amounts due under the Company’s unconditional purchase obligations as of September 30, 2019:

	Connectivity Agreement	Credit Voucher Agreement	Total
2019 (excluding the nine months ended September 30, 2019)	$123	$—	$123
2020	123	—	123
2021	369	—	369
2022	—	7,994	7,994
2023	—	6,150	6,150
Thereafter	—	15,987	15,987
Total	$615	$30,131	$30,746
The following table presents management’s estimate of the timing of amounts due under the Company’s unconditional purchase obligations as of September 30, 2019:

	Connectivity Agreement	Credit Voucher Agreement	Total
2019 (excluding the nine months ended September 30, 2019)	$123	$—	$123
2020	123	—	123
2021	369	336	705
2022	—	9,012	9,012
2023	—	7,363	7,363
Thereafter	—	13,420	13,420
Total	$615	$30,131	$30,746
Legal Proceedings
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
The following actions were initiated or settled on or before September 30, 2019:
Ellenoff Grossman & Schole LLP. On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $818 in unpaid legal fees for January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement for the full $818 with agreed-upon monthly installment payments through August 31, 2019. As of September 30, 2019, the amount outstanding on the settlement agreement is approximately $100.
SEC Investigation. In August 2019 and February 2020, the SEC issued subpoenas requiring the Company to produce certain documents related to, among other things, the Company’s recognition of revenue, practices with certain customers, and internal accounting controls. The SEC staff has also interviewed and taken testimony from individuals previously employed by the Company in connection with the investigation. The Company is cooperating with the SEC staff in the SEC investigation and discussions with the SEC staff regarding a potential resolution of the investigation with respect to the Company are ongoing.
The following actions were initiated after September 30, 2019:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

In re Pareteum Securities Litigation is the consolidation of various putative class actions that were filed in the United States District Court for the Southern District of New York. The cases were assigned to Judge Alvin Hellerstein, who consolidated the actions on January 10, 2020 and named the Pareteum Shareholder Investor Group as the Lead Plaintiff. The Lead Plaintiff is asserting claims on behalf of purported purchasers and/or acquirers of Company securities between December 14, 2017 and October 21, 2019. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Denis McCarthy, Dawson James Securities Inc., and Squar Milner LLP (“Defendants”). The Lead Plaintiff alleges that Defendants caused the Company to issue certain materially false or misleading statements in SEC filings and other public pronouncements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Securities Act"). The Lead Plaintiff seeks to recover compensatory damages with interest for itself and the other class members for all damages sustained as a result of Defendants’ alleged wrongdoing and reasonable costs and attorney’s fees incurred in the case.
Douglas Loskot v. Pareteum Corporation, et al., is a putative class action pending in the Superior Court of California, County of San Mateo. It was filed on May 29, 2020 on behalf of all former stockholders of iPass Inc. who received shares of the Company’s common stock pursuant to a February 12, 2019 Offer to Exchange. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Yves van Sante, Robert Lippert and Luis Jimenez-Tunon. The complaint alleges that the defendants caused the Company to issue materially false or misleading statements in SEC filings submitted in connection with the Offer to Exchange in violation of Sections 11 and 15 of the Securities Act.
Miller ex rel. Pareteum Corporation v. Victor Bozzo, et al. was filed on February 28, 2021 in the Supreme Court for the State of New York, New York County. It is a stockholder derivative suit brought by Plaintiff William Miller (“Plaintiff Miller”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Victor Bozzo, Laura Thomas, Yves van Sante, Luis Jimenez-Tunon, Robert Lippert, Robert H. Turner, Edward O’Donnell, and Denis McCarthy (the “Individual Defendants”). Plaintiff Miller alleges that the Individual Defendants caused the Company to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiff Miller alleges that as a result of their misconduct, the Individual Defendants are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff Miller seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff Miller all costs and expenses incurred in pursuing the claims.
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
In re Pareteum Corporation Stockholder Derivative Litigation (the “Delaware Derivative Action”) is a consolidated action that was originally filed in the United States District Court for the District of Delaware (the “Delaware District Court”) and joins several related

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

derivative actions (the “Related Suits”). On April 3, 2020, the Delaware District Court consolidated the Related Suits brought by stockholders Edward Hayes, Juanita Silvera, and Brad Linton (“Plaintiffs”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Laura Thomas, Victor Bozzo, Luis Jimenez-Tunon, Robert Lippert, Rob Mumby and Yves Van Sante (the “Individual Defendants”). Plaintiffs in the related actions have alleged that the Individual Defendants caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiffs allege that as a result of the Individual Defendants’ misconduct, they are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and gross mismanagement. Plaintiffs seek a judgment (1) declaring that the Individual Defendants breached their fiduciary duties and/or aided and abetted the breach of their fiduciary duties; (2) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty and violations of federal securities laws; (3) ordering that the Individual Defendants disgorge any performance-based compensation that was received during, or as a result of, the Individual Defendants’ breaches of fiduciary duty; (4) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (5) granting appropriate equitable or injunctive relief to remedy the Individual Defendants’ breaches of fiduciary duties and other violations of laws; (6) awarding Pareteum restitution from the Individual Defendants; and (7) awarding Plaintiffs all costs and expenses incurred in the Related Suits and Delaware Derivative Action. On July 22, 2020, this action was transferred to the United States District Court for the Southern District of New York.
Sabby Volatility Warrant Master Fund, Ltd. v. Pareteum Corp., et al., No. 19-cv-10460 (S.D.N.Y.) (the “Section 11 Action”), is an action brought under Section 11 of the Securities Act by an investor, Sabby Volatility Master Fund, Ltd. (“Plaintiff Sabby”), against the Company, Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Robert Lippert, Yves Van Sante, and Luis Jimenez Tunon (collectively, the “Defendants”), filed on November 11, 2019. Plaintiff Sabby alleges that the Defendants caused the Company to issue false or misleading statements in a Registration Statement filed with the SEC. Plaintiff Sabby claims that as a result of the alleged misconduct, the Defendants are liable for violations of Section 11 of the Securities Act, breaches of a securities purchase agreement (the “SPA”) entered into between Plaintiff Sabby and Pareteum, and contractual indemnification allegedly owed to Plaintiff Sabby under the SPA. Plaintiff Sabby seeks monetary damages and/or rescission of the SPA, and indemnification by Pareteum for any losses resulting from its alleged breach of the SPA, including costs and expenses incurred in connection with the Section 11 Action.
Artilium Africa, LLC et al. v. Artilium, PLC et al.; ICDR Case No. 01-19-0003-1680 and Artilium Africa, LLC and Tristar Africa Telecom, LLC v. Pareteum Corporation are related matters arising out of the same dispute. The former matter is an arbitration filed with the International Center for Dispute Resolution (“ICDR”) on October 1, 2019 alleging that Artilium Group Limited, a subsidiary of Pareteum Corporation formerly known as Artilium PLC (“Artilium”), breached an Operating Agreement relating to a joint venture called Artilium Africa formed by Artilium Green Globe Services LLC and Tristar Africa Telecom, LLC (“Tristar” and together with Artilium, the “Delaware Plaintiffs”) to provide mobile data, cloud, and telecommunications services throughout Africa. The Claimants in the ICDR arbitration are seeking $30,000. The latter matter is a civil case filed on October 10, 2019 in the Delaware District Court. The Delaware Plaintiffs allege that Pareteum tortuously interfered with Tristar’s contract with Artilium in order to enter into the same type of agreement with Artilium. The Plaintiffs are seeking $150 in damages. On December 17, 2020, the Delaware District Court stayed the action and compelled the Delaware Plaintiffs to pursue their claims against Pareteum in the ICDR arbitration.
Reuben Harmon, derivatively on behalf of Pareteum Corp. v. Robert H. Turner, et al. is a stockholder derivative lawsuit that was filed in the Supreme Court for the State of New York, New York County on January 27, 2021 by Reuben Harmon (“Plaintiff Harmon”). This case was brought derivatively on behalf of Pareteum, the Nominal Defendant, against certain current and former officers and directors of the Company, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Rob Mumby, Luis Jimenez-Tunon, Robert Lippert, Laura Thomas and Yves Van Sante (the “Individual Defendants”). Plaintiff Harmon alleges that the Individual Defendants caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities statutes and regulations. Plaintiff Harmon alleges that as a result of their misconduct, the Individual Defendants are liable for breaches of their fiduciary duties as directors and/or officers of Pareteum, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff Harmon seeks a judgment awarding Pareteum damages with interest sustained as a result of the Individual Defendants’ alleged misconduct, directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures, awarding Pareteum restitution from the Individual Defendants, and awarding Plaintiff Harmon all costs and expenses incurred in pursing the claim.
Gregory Lackey, derivatively on behalf of Pareteum Corp. v. Robert “Hal” Turner, et al., No. 1:21-mc-00070, is a shareholder derivative suit that was filed on January 25, 2021 in the United States District Court for the Southern District of New York. Plaintiff Gregory Lackey (“Plaintiff Lackey”) is a purported stockholder suing on behalf of Pareteum and alleging that certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Victor Bozzo, Luis Jimenez-Tunon, Robert Lippert, Rob Mumby, Laura Thomas and Yves Van Sante (the “Individual Defendants”) caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities statutes and regulations. Plaintiff Lackey alleges that as a result of their misconduct, the Individual Defendants are liable for contribution and indemnification under

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

Section 21D of the Exchange Act, breach of fiduciary duty, and unjust enrichment. Plaintiff Lackey seeks a judgment (1) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty; (2) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (3) awarding Pareteum restitution from the Individual Defendants and disgorgement of all profits obtained by the Individual Defendants; and (4) awarding Plaintiff Lackey all costs and expenses incurred in the action.
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
Note 11. Subsequent Events
The Company has evaluated subsequent events through the filing of this Report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.
Impairment of Goodwill and Intangible Assets
During the fourth quarter ended December 31, 2019, the Company performed its annual impairment test for goodwill and intangible assets. As a result of the deteriorating business conditions, the Company recorded an impairment charge of $160,989 during the quarter ended December 31, 2019 related to goodwill and intangible assets associated with the Company’s acquisitions of iPass and Artilium.
Senior Convertible Note
On June 8, 2020, the Company issued the $17,500 Senior Convertible Note due April 1, 2025 to High Trail Investments SA LLC (“High Trail”) for $14,000 (the "Proceeds"). The Company received $4,000 of the Proceeds for working capital and the remaining $10,000 was deposited into a blocked bank account based on terms of a Control Agreement, and incurred approximately $469 of legal fees. Under the terms of the Control Agreement, the Company can access the funds from the blocked account as follows:
•$3,000 when the Company receives $4,000 in additional financing. The Company received the additional financing in July 2020 and the funds were released to the Company to be used for working capital purposes; and
•On or prior to October 31, 2020 (the “Specified Conditions Date”), $7,000 when the Company meets certain specified conditions (the “Specified Conditions”) as of any date and on each of the 20 previous trading days prior to such date as defined in the Senior Convertible Note as follows:
◦The Company can issue shares of its common stock upon conversion that are not subject to restrictions on resale;
◦Upon conversion, High Trail will not beneficially own in excess of 4.99% of the Company’s outstanding common stock;
◦At all times, the Company will have sufficient authorized and unissued shares of its common stock available for the issuance of common stock upon conversion of the outstanding principal amount of the Senior Convertible Note plus accrued interest;
◦The daily dollar trading volume of the Company’s common stock for at least 17 of the prior 20 trading days is not less than $750 (as reported on Bloomberg);
◦The Company has obtained the requisite stockholder approval required by the Nasdaq Capital Market for the issuance of the shares of its common stock upon conversion;

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

◦The average daily volume-weighted average price per share of the Company’s common stock is not less than $0.85; and
◦There are no defaults or events of a default that have occurred or are continuing.
The Secured Convertible Note contains customary events of default, as well as events of default if the Company fails to use reasonable efforts to obtain the approval of its stockholders for the issuance of the shares issuable upon conversion by October 31, 2020, the Company’s common stock ceases to be traded on the Nasdaq Capital Market, or the Company fails to restate its financial statements for the year ended December 31, 2018 and the quarters ended March 31, 2019 and June 30, 2019, in each case, prior to October 31, 2020 or fails to timely file its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required by the Exchange Act. As a result of, among other things, the Company’s common stock no longer being traded on the Nasdaq Stock Market, the Company failing to restate its financial statements for the year ended December 31, 2018 and the quarters ended March 31, 2019 and June 30, 2019, in each case, prior to October 31, 2020, and its failure to timely file its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required by the Exchange Act, the Company is currently in default.
The Senior Convertible Note is convertible into shares of the Company’s common stock, including any portion constituting an optional redemption payment amount, at High Trail’s election. The conversion rate is equal to 1,666.667 shares of the Company’s common stock for every $1,000 of Senior Convertible Note principal, or $0.60 per share.
The Senior Convertible Note is secured by a first lien on substantially all of the assets of the Company and substantially all of the assets of its material domestic subsidiaries and the assets of Pareteum Europe BV, a subsidiary organized in the Netherlands. In addition, the Senior Convertible Note contains customary affirmative and negative covenants, including restrictions on indebtedness, equity securities, liens, dividends, distributions, acquisitions, investments, sale or transfer of assets, transactions with affiliates and maintenance of certain financial ratios.
In connection with Senior Convertible Note, the Company granted a warrant to purchase 15,000,000 shares of its common stock to High Trail at an exercise price of $0.58 per share expiring on June 8, 2025. Under the Forbearance Agreements, the exercise price of the warrant was reduced to $0.37 per share.
On November 30, 2020, the Company and High Trail entered into the Forbearance Agreement. Under the terms of the Forbearance Agreement, High Trail agreed to forebear from exercising certain rights and remedies. High Trail agreed that it would not, directly or indirectly, exercise any right or remedy under any transaction document or take any other enforcement action in respect of the occurrence and continuance of any existing event of default (as explained above), or encourage any other person to take or initiate any such enforcement action or other action through the forbearance termination date as defined as: (a) December 31, 2020 (subsequently extended through March 31, 2021); (b) the occurrence of any event of default (other than an existing event of default); and (c) the initiation of any action by the Company or any other person to invalidate or limit the enforceability of any of the acknowledgments set forth in the Forbearance Agreement.
As a condition of the Forbearance Agreement, the Company and High Trail agreed that if the Company elects the option to pay either the optional redemption payment or the stated interest in shares of its common stock, the Market Stock Payment Price was amended to remove the floor price of $0.10, such that the price would be: an amount equal to 85% of the lowest daily volume-weighted average price per share of the Company’s common stock during the 10 trading days immediately prior to such interest payment date or optional redemption stock payment date.
In addition, the event of default conversion price was changed to the lesser of (A) the conversion price that would be in effect immediately after the close of business on the conversion date for such conversion as defined in the Senior Convertible Note, and (B) 75% of the lowest daily volume-weighted average price per share of the Company’s common stock during the 30 consecutive trading days ending on, and including, such conversion date (or, if such conversion date is not a trading day, the immediately preceding trading day).
On December 23, 2020, High Trail agreed to release to the Company for working capital purposes $1,000 of the $7,000 that was required to be held in the blocked bank account under the terms of a Control Agreement until the Specified Conditions were met by October 31, 2020 even though the Specified Conditions were not met. In consideration for High Trail agreeing to release the $1,000, the Company increased the initial conversion rate to 2,702.702 from 1,666.667 shares of common stock per $1,000 principal amount of the Senior Convertible Note, which resulted in a decrease to the conversion price to $0.37 from $0.60.
Subsequently, High Trail agreed to extend the forbearance termination date to March 31, 2021. On April 8, 2021, High Trail provided notice to the Company that it was causing $6,000 of the purchase price maintained in the blocked account to be transferred to High Trail in partial satisfaction of the amounts outstanding under the Senior Convertible Note.
On May 24, 2021, the Company entered into the New Forbearance Agreement with the holder of the Senior Convertible Note under which (i) the Company again admitted it was in default under several obligations under the Senior Convertible Note and related

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

agreements, and (ii) the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the Outside Date, as the same may be extended from time to time under the terms of the New Forbearance Agreement.
As partial consideration for its agreement not to exercise any right or remedy under the Senior Convertible Note and related documents, the lender and the Company agreed to make certain changes to the documents. In this regard, the parties agreed to amend the “Event of Default Acceleration Amount” definition in the Senior Convertible Note so that the amount due and payable by the Company on account of an event of default would be an amount in cash equal to 125% of the then-outstanding principal and accrued and unpaid interest under the Senior Convertible Note. This represents an increase from 120% of the then-outstanding principal and accrued and unpaid interest, and removes the market-price-based alternative for such acceleration amount.
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or Common Stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the Senior Convertible Note, the Company agreed to pay the lender a fee in the amount of $1,500. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6,000 previously maintained in certain blocked account against that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13,454.
On June 19, 2021, the Company entered into an amendment to the Senior Convertible Note under which the Company will increase the number of shares of common stock reserved for issuance upon conversion of the Senior Convertible Notes, such that the Company is required to reserve the greater of i) 230,000,000 shares or ii) the quotient obtained by dividing (A) 200% of the principal amount outstanding, plus all accrued and unpaid interest by (B) 85% of the recent trading price of the Company's common stock.
Senior Second Lien Secured Convertible Note
On February 22, 2021, the Company issued the $2,400 Junior Convertible Note due April 1, 2025 for $2,000. The Junior Convertible Note is a senior, secured obligation of the Company, but ranks junior to the Secured Convertible Note. Interest is payable monthly beginning April 1, 2021 at a rate of 8.0% per annum. The Junior Convertible Note is secured by a second lien on substantially all of the Company's assets and substantially all of the assets of its material domestic subsidiaries. Interest may be paid, at the election of the Company, in cash or in shares of common stock of the Company; provided, that, so long as the Senior Convertible Note remains outstanding, such payments may only be made in shares. The number of shares of common stock to be issued to pay interest in shares of the Company’s common stock is determined by the application of a formula in which the amount of the interest due is divided by 85% of the lowest volume weighted average price of the Company’s common stock on the principal market for the Company’s common stock over the 10 days preceding the date of such payment.
Subject to an intercreditor agreement with the holder of the Senior Convertible Note, the Company may elect to redeem all or a portion of the then-outstanding principal amount outstanding under the Junior Convertible Note. The holder of such Junior Convertible Note or the Company may also elect for the Company to redeem the Junior Convertible Note at a 20% premium if the Company undergoes a fundamental change. The Junior Convertible Note is convertible into the Company's common stock, in part or in whole, from time to time, at the election of the Purchaser. The conversion rate is equal to 1,666.667 shares of the Company’s common stock for each $1,000 of principal amount of the Junior Convertible Note, or $0.60 per share. The conversion rate is subject to customary anti-dilution adjustments in the event the Company issues stock dividends or effects a split or reverse split of the Company’s common stock.
In connection with the Junior Convertible Note, certain Series B warrants previously issued to this institutional investor for the purchase of up to 258,523 shares of common stock at an exercise price of $1.84 per share were cancelled; such warrants had been issued on September 24, 2019 in connection with the financing described in Note 6 Stockholders' Equity, and the Company granted a warrant to purchase 2,750,000 shares of its common stock to the purchaser at an exercise price of $0.40 per share expiring on February 22, 2026. The warrants are exercisable any time after February 22, 2021.
On April 29, 2021, the Company entered into a securities purchase agreement, dated as of April 13, 2021 (the “Junior Convertible Notes Securities Purchase Agreement”), with two initial investors and other investors as may become party thereto from time to time (a "Note Purchaser" and collectively, the “Note Purchasers”) providing for the issuance and sale by the Company of up to $6,000 aggregate principal amount of additional Junior Convertible Notes and warrants (the “Warrants”) to purchase up to 5,000,000 shares of its common stock at an exercise price of $0.40. Under the Junior Convertible Notes Securities Purchase Agreement, a Note Purchaser will be issued Warrants equal to 83.33333333% of the principal amount of Junior Convertible Notes acquired. The additional Junior Convertible Notes and accompanying Warrants may be sold from time to time to one or more Note Purchasers under the terms of the Junior Convertible Notes Securities Purchase Agreement. On April 29, 2021, the Company closed on the sale of

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

additional Junior Convertible Notes in the aggregate principal amount of approximately $1,788 and Warrants to purchase 1,490,000 shares of common stock under the Junior Convertible Notes Securities Purchase Agreement for an aggregate purchase price of $1,490.
On June 19, 2021, the Company entered into the Omnibus Agreement, with holders of its previously outstanding Junior Convertible Notes; issued three new Junior Convertible Notes with an aggregate principal amount of $17,330 for a purchase price of $5,000 in cash and the surrender of 91.38 shares of Redeemable Preferred Stock; and issued a new warrant to one of the Junior Convertible Note purchasers for the purchase of 5,000,000 shares of the Company's common stock at an exercise price of $0.37 per share.
The Omnibus Agreement amended the Junior Convertible Notes Securities Purchase Agreement and previously outstanding Junior Convertible Notes and, among other changes:
•Increased the aggregate principal amount of Junior Convertible Notes issuable under the Junior Convertible Notes Securities Purchase Agreement from $6,000 to $24,018 (plus the accrued in-kind interest that is subsequently added to the principal amount outstanding from time to time);
•Increased the aggregate number of shares issuable upon the exercise of warrants to purchase common stock issuable under the Junior Convertible Notes Securities Purchase Agreement from 5,000,000 shares to 11,625,000 shares;
•Added additional negative covenants that restrict the Company from selling any additional securities under the Junior Convertible Notes Securities Purchase Agreement to any new investors and from redeeming all or any portion of any Junior Convertible Notes unless the holders receive the stated premium;
•Changed the conversion rate from 1,666,667 shares of common stock per $1,000 in principal amount of Junior Convertible Notes converted to 2,702.7027 shares of common stock per $1,000 in principal converted;
•Provides for accrued interest to be paid in-kind by adding such amounts to the outstanding principal balance, rather than paying such amounts in cash or the issuance of shares of common stock;
•Revised the interest rate to 18% until the first interest payment date following the date on which the Company has filed all required periodic reports under the Exchange Act; and
•Added a provision that at the request of holders of a majority of the outstanding Junior Convertible Notes and warrants issued under the Junior Convertible Notes Securities Purchase Agreement, the maturity date will be extended to October 1, 2027 from October 1, 2025.
8% Series C Redeemable Preferred Stock
On various dates from December 24, 2019 through August 18, 2020, the Company issued 217.67 shares of Redeemable Preferred Stock with a stated value of $21.8 million for an aggregate purchase price of $13.9 million, from which the Company received net proceeds of $13.1 million after deducting legal fees of $0.8 million. By their terms, those shares are not convertible into other securities of the Company. However, on various dates from July 17, 2020 through October 1, 2020, the Company entered into exchange agreements with the holders of those 217.67 shares, which allows either the Company or the holders to exchange such shares of Redeemable Preferred Stock for shares of the Company's common stock, with the exchange ratio determined by a formula set forth in such exchange agreements. In connection with the Company’s entry into the Omnibus Agreement, the holders of 91.38 shares of Redeemable Preferred Stock surrendered such shares to the Company as consideration for new Junior Convertible Notes.
Warrant Extension
On April 24, 2021, the Company effected a waiver of the expiration date of its then remaining outstanding Series B Warrants to purchase an aggregate of 11,105,113 shares of the Company’s common stock. The Company had originally issued the Series B Warrants on September 24, 2019 for the purchase of up to 11,363,636 shares of the Company’s common stock at an exercise price of $1.84 per share through March 24, 2021. On February 22, 2021, Series B Warrants to purchase an aggregate 258,523 shares of common stock were cancelled in connection with the February 22, 2021 issuance of Junior Convertible Notes described above. On March 22, 2021 and then on April 24, 2021, the Company extended the expiration dates of the remaining outstanding Series B Warrants to purchase an aggregate of 11,105,113 shares of the Company’s common stock that had the effect of extending the expiration date through June 30, 2021. The Series B Warrants subsequently expired on June 30, 2021.
PPP Loans
In May 2020, Pareteum received a $552 PPP loan and iPass received an $819 PPP loan under the CARES Act. In the fourth quarter of 2020, the Company was notified that the Pareteum PPP Loan was entirely forgiven and in June 2021, the Company was notified that the iPass PPP Loan was entirely forgiven.
Delisting of the Company’s Common Stock

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

On November 5, 2020, the Company notified the Nasdaq Hearings Panel (the "Hearings Panel") that it would not be able to file this Report, its amended Annual Report on Form 10-K/A for the year ended December 31, 2018, its Annual Report on Form 10-K for the year ended December 31, 2019 or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 by November 9, 2020, the date by which the Hearings Panel had required the Company to make such filings in order for the Company’s common stock to remain listed on the Nasdaq Stock Market. In response to the Company’s notice to Hearings Panel that it would not satisfy the conditions to the exception to the listing requirements granted, Hearings Panel notified the Company by letter dated November 10, 2020 that the Company’s common stock would be delisted, and trading of its common stock on the Nasdaq Stock Market was suspended effective at the open of business on November 12, 2020. After the trading of the Company’s common stock was suspended by Nasdaq, prices for the Company’s common stock began to be quoted on the OTC Markets Group Inc.’s Pink Open Market.
Asset Disposition
In August 2020, the Company entered into an asset transfer agreement and a software license agreement with a data communications provider (the "Asset Purchaser"), pursuant to which the Asset Purchaser agreed to purchase certain property and equipment and a software license related to a Mobile Virtual Network Enabler solution for total cash consideration of $12,300. The Asset Purchaser paid $4,700 in August 2020 and the remainder in December 2020 upon the completion of the transfer to the Asset Purchaser. The Company recorded a gain on sale of assets of $10,753 for the difference between the consideration received and the carrying value of the property and equipment and the software license.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Report, including, without limitation, matters discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report, with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part II, Item 8 of our Amended 2018 Annual Report, and “Risk Factors” included in Part I, Item 1A of our Amended 2018 Annual Report and Part II, Item 1A in this Report and in our Annual Report on Form 10-K for the period ended December 31, 2019, which includes amended and restated quarterly information for the periods ended March 31, 2019 and June 30, 2019, filed with the SEC on March 12, 2021 (the "2019 Annual Report"). This Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). With the exception of historical matters, the matters discussed in this Report are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. However, our actual results may differ materially from those contained in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
•risks and uncertainties associated with the integration of the assets and operations we have acquired and may acquire in the future;
•our possible inability to generate additional funds that will be necessary to expand our operations;
•the substantial doubt about our ability to continue as a going concern expressed in the most recent report on our audited financial statements;
•our potential lack of revenue growth;
•the length of our sales cycle;
•pending investigations by the SEC and other lawsuits;
•the outbreak and impact of COVID-19 on the global economy and our business;
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

•risks resulting from the restatement of our financial statements for the year ended December 31, 2018, the interim periods contained therein and the interim periods ended March 31, 2019 and June 30, 2019; and
•those risks listed in the sections of this Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” those risks listed in the section of our Amended 2018 Annual Report titled “Risk Factors” and those risks listed in the section of our 2019 Annual Report titled “Risk Factors.”
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
Millions of people and devices are connected around the world using Pareteum’s global cloud software communications platform, enhancing their mobile experience. Pareteum’s goal is to unleash the power of applications and mobile services, which we believe will bring secure, ubiquitous, scalable, and seamlessly available voice, video, SMS/text messaging, and data services to our customers, making worldwide communications services easily and economically accessible to everyone. By harnessing the value of our cloud communications platform, Pareteum serves enterprises, communications service providers, early-stage innovators, developers, IoT, and telecommunications infrastructure providers.
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
Pareteum is a mission-focused company that seeks to empower “Every Person and Every(Thing)” to be globally connected, hence our slogan – ANY DEVICE, ANY NETWORK, ANYWHERE™. The Pareteum cloud communications platform targets large and growing sectors from IoT, mobile virtual network operators, enablers and aggregators, Smart Cities, and application developer markets - each in need of mobile platforms, management, and connectivity. These sectors need CPaaS, which Pareteum delivers.
As of October 1, 2018, the Company now includes Artilium plc, which operates as a wholly owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions that layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and application technology providers. As of February 12, 2019, the Company now includes iPass, Inc., which operates as a wholly owned subsidiary of the Company. iPass is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto and the other financial information included elsewhere in this Report.
Critical Accounting Policies and Estimates
Our accounting and reporting policies conform to GAAP and are fundamental to understanding our unaudited condensed consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, revenues and costs included in the unaudited condensed consolidated financial statements. Circumstances and events that differ significantly from those underlying our estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. Our critical accounting policies are described in Part II, Item 7 of our Amended 2018 Annual Report.

On an ongoing basis, we evaluate the estimates and assumptions used in these policies based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities as of future balance sheet dates and our results of operations in future reporting periods.
There were no material changes in our critical accounting policies during the nine months ended September 30, 2019 from those disclosed in the Amended 2018 Annual Report.

Results of Operations
Comparison of three months ended September 30, 2019 and 2018
Revenues
Revenues represent amounts earned from our mobile and CPaaS solutions. Our solutions take many forms, but our revenue generally consists of fixed and/or variable charges for services delivered monthly under a combined services and SaaS model. We also offer discrete (one-time) services for implementation and for development of specific functionality requested by our customers.
Revenues for the three months ended September 30, 2019 and 2018 were $16.1 million and $4.0 million, respectively. The $12.1 million increase is primarily due to our acquisitions of Artilium and iPass.
Cost of Revenues
Cost of revenues includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility costs of hosting network and equipment, costs in providing resale arrangements with long distance service providers, costs of leasing transmission facilities, international gateway switches for voice, and data transmission services, and the cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including costs of subcontractors and share-based compensation. Cost of revenues excludes depreciation and amortization.
Cost of revenues for the three months ended September 30, 2019 and 2018 was $12.3 million and $2.3 million, respectively. The $10.1 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $7.7 million of cost of revenues.
Product Development
Product development costs consist primarily of salaries and related expenses, including share-based compensation, of employees involved in the development of the Company’s services, which are expensed as incurred. Costs such as database architecture and Pareteum business operating system and intelligent network platform development and testing are also included in this function.
Product development costs for the three months ended September 30, 2019 and 2018 were $3.1 million and $0.7 million, respectively. The $2.4 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $1.5 million of product development costs.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and related expenses of our sales and marketing staff, including commissions, payments to partners, marketing programs, and share-based compensation. Marketing programs consist of advertising, events, corporate communications, and brand building.
Sales and marketing expenses for the three months ended September 30, 2019 and 2018 were $2.3 million and $0.7 million, respectively. The $1.6 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $0.7 million of sales and marketing expenses.
General and Administrative
General and administrative expenses consist primarily of overhead-related salaries and expenses, including share-based compensation, for nonemployee directors, finance and accounting, legal, internal audit, and human resources personnel, legal costs, professional fees and other corporate expenses.
General and administrative expenses for the three months ended September 30, 2019 and 2018 were $8.2 million and $6.7 million, respectively. The $1.5 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $2.7 million of general and administrative expenses.
Restructuring Charges and Acquisition Costs
Restructuring charges are costs associated with restructuring and reorganization activities in order to improve operating efficiencies and reduce operating costs, including the integration, consolidation and rationalization of product development, sales and marketing efforts and general and administrative activities. Acquisition costs represent incremental costs incurred in acquisitions.
Restructuring charges and acquisition costs for the three months ended September 30, 2019 and 2018 were immaterial and $2.0 million, respectively. The $2.0 million of acquisition costs in 2018 was primarily due to the costs associated with the Company's acquisition of Artilium.
Depreciation and Amortization

Depreciation and amortization expense includes depreciation and amortization of property, equipment, and software development, and amortization of intangible assets.
Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $3.4 million and $1.0 million, respectively. The $2.4 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $1.8 million of depreciation and amortization expense. Depreciation and amortization from our legacy operations increased $0.6 million as a result of higher amortization of capitalized software development. Depreciation and amortization of property, equipment, and software development for the three months ended September 30, 2019 and 2018 was $1.6 million and $1.0 million, respectively, and amortization of intangible assets for the three months ended September 30, 2019 and 2018 was $1.8 million and zero, respectively.
Nonoperating Expenses, Net
The following table provides details of nonoperating expenses and income for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(In thousands)	2019	2018
Nonoperating expense, net
Interest expense, net	$1,042	$186
Loss on extinguishment of debt	7,873	—
Other expense (income), net	3,322	(36)
Total nonoperating expense, net	$12,237	$150
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2019 and 2018 was $1.0 million and $0.2 million, respectively. The $0.9 million increase is primarily due to higher indebtedness and higher amortization of deferred financing costs and debt discounts. Noncash interest expense in the three months ended September 30, 2019 and 2018 was $0.3 million and $0.1 million, respectively.
Loss on Extinguishment of Debt
In September 2019, we prepaid, in full, the outstanding balance on the Senior Secured Facility with Post Road and recognized a $7.9 million loss on extinguishment of debt. The loss is comprised of $4.9 million of unamortized deferred financing costs and debt discount, and a cash prepayment penalty of $3.0 million.
Other Expense (Income), net
Other expense, net for the three months ended September 30, 2019 was $3.3 million and is primarily related to the $3.4 million reserve established against the Yonder Media notes receivable.
Income Tax Expense (Benefit)
At the end of each reporting period, we estimate our annual effective consolidated income tax rate. The estimate used for the period ended September 30, 2019 may change in subsequent periods. Income tax benefit for the three months ended September 30, 2019 was $0.4 million, compared to an immaterial income tax expense for the three months ended September 30, 2018.
Other Comprehensive Income (Loss)
We record foreign currency translation gains and losses related to the translation adjustments of accounts denominated in foreign currencies, primarily the Euro, as other comprehensive income or loss, which for the three months ended September 30, 2019 and 2018 were a $5.5 million loss and an immaterial loss, respectively.
Comparison of nine months ended September 30, 2019 and 2018
Revenues
Revenues for the nine months ended September 30, 2019 and 2018 were $46.0 million and $11.5 million, respectively. The $34.5 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $32.4 million of revenues. Revenues from the legacy operations increased $2.1 million from additional deployments with new and existing customers.
Cost of Revenues

Cost of revenues for the nine months ended September 30, 2019 and 2018 was $33.0 million and $5.3 million, respectively. The $27.7 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $23.1 million of cost of revenues.
Product Development
Product development costs for the nine months ended September 30, 2019 and 2018 were $9.3 million and $2.2 million, respectively. The $7.1 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $5.0 million of product development costs.
Sales and Marketing
Sales and marketing expenses for the nine months ended September 30, 2019 and 2018 were $8.3 million and $2.2 million, respectively. The $6.1 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $3.2 million of sales and marketing expenses.
General and Administrative
General and administrative expenses for the nine months ended September 30, 2019 and 2018 were $24.5 million and $10.8 million, respectively. The $13.7 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $7.2 million to general and administrative expenses.
Restructuring Charges and Acquisition Costs
Restructuring charges and acquisition costs for the nine months ended September 30, 2019 and 2018 were $3.4 million and $2.1 million, respectively. The $1.3 million increase is due to a $0.1 million increase from our legacy operations, primarily related to our acquisitions of iPass and Devicescape, and acquisition costs totaling $1.2 million at iPass.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $9.1 million and $3.0 million, respectively. The $6.2 million increase is primarily due to our acquisitions of Artilium and iPass, which added a combined $5.3 million of depreciation and amortization expense. Depreciation and amortization from our legacy operations increased $0.9 million as a result of higher amortization of capitalized software development. Depreciation and amortization of property, equipment, and software development for the nine months ended September 30, 2019 and 2018 was $4.1 million and $3.0 million, respectively, and amortization of intangible assets for the nine months ended September 30, 2019 and 2018 was $5.1 million and zero, respectively.
Nonoperating Expenses (Income), Net
The following table provides details of nonoperating expenses and income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Nonoperating expense (income), net
Interest expense, net	$2,540	$335
Change in fair value of derivatives	—	(1,284)
Loss on extinguishment of debt	8,873	—
Other expense (income), net	3,384	(671)
Total nonoperating expense (income), net	$14,797	$(1,620)
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2019 and 2018 was $2.5 million and $0.3 million, respectively. The $2.2 million increase is primarily due to higher indebtedness and higher amortization of deferred financing costs and debt discounts. Noncash interest expense in the nine months ended September 30, 2019 and 2018 was $0.7 million and $0.2 million, respectively.
Change in Fair Value of Derivatives
In 2018, debt instruments containing embedded derivatives were renegotiated, eliminating the embedded derivative and the associated derivative liability.
Loss on Extinguishment of Debt

In February 2019, we prepaid, in full, the loans payable to Fortress Credit Corp. assumed in the iPass acquisition and recognized a $1.0 million loss on extinguishment of debt, comprised of a cash prepayment penalty. In September 2019, we prepaid, in full, the senior secured debt and recognized a $7.9 million loss on extinguishment of debt. The loss is comprised of $4.9 million of unamortized deferred financing costs and debt discount, and a cash prepayment penalty of $3.0 million.
Other Expense (Income), net
Other expense, net for the nine months ended September 30, 2019 was $3.4 million and is primarily related to the $3.4 million reserve established against the Yonder Media notes receivable. Other income, net for the nine months ended September 30, 2018 was $0.7 million and is primarily related to unrealized exchange rate gains and an adjustment to liabilities for no longer deemed obligations.
Income Tax Expense (Benefit)
At the end of each reporting period, we estimate our annual effective consolidated income tax rate. The estimate used for the period ended September 30, 2019 may change in subsequent periods. Income tax benefit for the nine months ended September 30, 2019 was $0.8 million, compared to an immaterial income tax expense for the nine months ended September 30, 2018.
Other Comprehensive Loss
We record foreign currency translation gains and losses related to the translation adjustments of accounts denominated in foreign currencies, primarily the Euro, as other comprehensive income or loss, which for the nine months ended September 30, 2019 and 2018 were losses of $6.8 million and $0.2 million, respectively.

Liquidity and Capital Resources
Our primary capital needs are for working capital obligations, capital expenditures, and other general corporate purposes. We assess liquidity in terms of our ability to generate cash to fund our operating activities. Factors that could materially impact our liquidity include cash flows generated from operating activities, and our ability to attract long-term capital with satisfactory terms, whether through debt or equity offerings.
Since September 30, 2019, we received net proceeds of $31.0 million as a result of the following debt offerings:
•Redeemable Preferred Stock – Net proceeds of $13.1 million from December 2019 to August 2020
•Payroll Protection Program loans - Net proceeds of $1.4 million in May 2020
•Senior Convertible Note – Net proceeds of $4.0 million in June 2020, $3.0 million in July 2020, and $1.0 million in December 2020
•Junior Convertible Note – Net proceeds of $2.0 million in February 2021, $1.5 million in April 2021, and $5.0 million in June 2021
As reflected in the accompanying condensed consolidated financial statements, we reported a net loss of $55.7 million for the nine months ended September 30, 2019, and had an accumulated deficit of $372.9 million as of September 30, 2019. As reflected in our Amended 2018 Annual Report, we reported a net loss of $18.0 million for the year ended December 31, 2018. As of September 30, 2019, our cash balances, including $1.1 million of restricted cash, were $6.4 million.
We believe that we will not have sufficient resources to fund our operations and meet our obligations for the twelve months following the filing of this Report. Our software platforms require ongoing funding to continue the current development and operational plans and we will continue to expend substantial resources for the foreseeable future in connection with the continued development of our software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of our services. In addition, other unanticipated costs may arise.
As a result, we believe that additional capital will be required to fund our operations and provide growth capital to meet our obligations. Accordingly, we will have to raise additional capital in one or more debt and/or equity offerings. There can be no assurance, however, that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all. If we are unable to raise additional capital that may be needed, this would have a material adverse effect on the Company. Furthermore, the recent decline in the market price of our common stock, coupled with the stock’s delisting from the Nasdaq Stock Market, could make it more difficult to sell equity or equity-related securities in the future at a time and price that we deem appropriate. The factors discussed above raise substantial doubt as to our ability to continue as a going concern within one year after the date that this Report is issued.
Cash Flows
The following table summarizes net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash used in operating activities	$(14,715)	$(3,900)
Net cash used in investing activities	(8,742)	(2,189)
Net cash provided by financing activities	23,406	11,090
Effect of exchange rate differences on cash, cash equivalents, and restricted cash	(80)	126
Increase (decrease) in cash, cash equivalents, and restricted cash	$(131)	$5,127
Cash flows from operating activities
Cash used in operating activities was $14.7 million for the nine months ended September 30, 2019, which was the result of a net loss of $55.7 million for the period, adjusted for noncash transactions, including depreciation and amortization of $9.1 million; allowance for doubtful accounts of $3.6 million; the amortization of deferred financing costs and debt discount accretion of $0.7 million; share-based compensation of $10.4 million; and shares issued for services of $1.7 million; and $7.3 million of cash provided by changes in operating assets and liabilities.
Cash used in operating activities was $3.9 million for the nine months ended September 30, 2018, which was the result of a net loss of $12.5 million for the period, adjusted for noncash transactions, including depreciation and amortization of $3.0 million; the amortization of deferred financing costs and debt discount accretion of $0.2 million; share-based compensation of $5.8 million; and shares issued for services of $0.3 million; offset by the change in fair value of derivatives of $1.3 million; and $0.6 million of cash provided by changes in operating assets and liabilities.
Cash flows from investing activities

Cash used in investing activities was $8.7 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively. Cash used in 2019 is primarily related to the purchase of $4.8 million of property, equipment, and software development, $2.7 million used to fund the Yonder Media notes receivable, and $1.3 million used in business combinations. Cash used in 2018 is related to purchases of property, equipment, and software development.
Cash flows from financing activities
Cash provided by financing activities was $23.4 million for the nine months ended September 30, 2019, primarily from the $35.9 million raised in the public offering, net of financing-related fee, and the $27.4 million of net proceeds from the issuance of the Senior Secured Debt, partially offset by the repayment of the Senior Secured Debt, including prepayment penalties.
Cash provided by financing activities was $11.1 million for the nine months ended September 30, 2018, primarily from $5.7 million related to the exercise of warrants and options and from $5.5 million of net proceeds from the issuance of common stock in our public offering.
Effect of exchange rate differences on cash, cash equivalents, and restricted cash
Effect of exchange rates on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2019 was a loss of $0.1 million, compared to a gain of $0.1 million for the nine months ended September 30, 2018.
Indebtedness
As of September 30, 2019, the Company's total indebtedness, excluding lease liabilities, was $0.9 million comprised of promissory notes of $0.5 million and a related party loan of $0.4 million.
Off-Balance Sheet Arrangements
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company entered into the Connectivity Agreement with 3UK on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.6 million dollars for the implementation of the 3UK MVNO, and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. Management is currently negotiating with 3UK to amend the Connectivity Agreement to eliminate some of the invoicing functionality of the 3UK MVNO, which will reduce the Implementation Fee to $0.4 million, however, that amendment has not been executed as of the date this Report was filed. The Implementation Fee is payable upon the satisfactory completion of certain agreed upon milestones. As of September 30, 2019, none of those milestones had been achieved.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Credit Voucher Agreement with PCCW under which the Company is obligated to purchase a credit voucher for $30.7 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of September 30, 2019, $0.6 million of the purchase price has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet. The remaining $30.1 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, where after the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW each quarter.
See Note 10. Commitments and Contingencies for additional details about these off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a “smaller reporting company” as defined by regulation S-K and, as such, are not required to provide the information contained in this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that, in light of the previously disclosed material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
We previously identified and disclosed in our Amended 2018 Annual Report material weaknesses related to:
•Ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process;
•Inadequate and ineffective management assessment of internal control over financial reporting, including insufficient experienced resources to complete the documentation of internal control assessment; and

•Entity level controls were not effective due to certain executive management “tone at the top” issues which contributed to an ineffective control environment and to deficiencies aggregating to material weaknesses.
To address ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process, the Company has (i) removed all live access to all developers, internal and external, from being able to make coding changes directly in our reporting system; (ii) has continued to monitor and document all changes made in our reporting system and add additional layers of documented review of these changes; (iii) instituted monitoring controls and sample testing needs to be completed on our reporting system to ensure the documented policies are being followed; and (iv) enhanced our quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. Management believes the Company has taken significant steps towards the remediation of the identified material weaknesses, as of September 30, 2019.
To address management's assessment of inadequate and ineffective internal control over financial reporting, we are continuing to develop additional remediation steps to address the material weakness.
We are committed to maintaining a strong internal control environment and believe that these remediation actions will represent significant improvements in our controls. However, the identified material weaknesses described above will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the material weaknesses have been remediated. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of the filing of this Report, Pareteum and its subsidiaries are currently defendants in various legal actions and asserted claims arising in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company, see Note 10. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the Risk Factors included in Part I, Item 1A. — “Risk Factors” of our Amended 2018 Annual Report; in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2021; and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on June 17, 2021. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than as set forth below or as previously disclosed in our filings with the SEC, we did not sell any equity securities during the three months ended September 30, 2019 in transactions that were not registered under the Securities Act. The issuance of securities in the transactions described below were each exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.
During the Company’s third quarter ended September 30, 2019, the Company issued 10,000 shares of its common stock in an unregistered transaction in connection with the receipt of certain investor relations advisory services, 250,000 shares for technical-related consultancy services and 1,211,439 shares for acquisition related services.
Item 3. Defaults upon Senior Securities
As previously disclosed, upon its entry into each of the Forbearance Agreement on November 30, 2020 (as subsequently amended) and the New Forbearance Agreement on May 20, 2024, the Company admitted that it was in default of several obligations under the Senior Convertible Note and the related securities purchase agreement, including as a result of:
a.the Company’s failure to have caused either (i) the conversion or exchange of all shares of the Redeemable Preferred Stock into shares of the common stock or (ii) the extension of any mandatory redemption date, final maturity date or other applicable repurchase obligation with respect to such Redeemable Preferred Stock by the October 1, 2020 deadline required under the Senior Convertible Note;
b.the Company’s failure to have obtained the approval of its stockholders of the issuance of the shares of common stock underlying the Senior Convertible Note and the related warrant by October 31, 2020, as required by the Senior Convertible Note and the related securities purchase agreement;
c.the Company’s failure to have timely filed all reports required to be filed with the SEC pursuant to the Exchange Act, as required by the Senior Convertible Note and the related securities purchase agreement;
d.the suspension from trading and failure of the common stock to be listed for trading on an eligible national securities exchange for a period of three consecutive trading days, as prohibited by the Senior Convertible Note;
e.the Company’s failure to have filed restated financial statements with the SEC for (A) the fiscal year ended December 31, 2018, (B) the quarter ended March 31, 2019 and (C) the quarter ended June 30, 2019, in each case on or prior to the October 31, 2020 deadline under the Senior Convertible Note;
f.the Company’s failure to have provided notice of the above and other events of default under the Senior Convertible Note and the related warrant and securities purchase agreement; and
g.the Company’s failure to have maintained the minimum liquidity required by the Senior Convertible Note since the lender’s foreclosure on $6 million previously maintained in a blocked account.
In addition, the Company had not made required payments of interest under the Senior Convertible Note of (i) $0.3 million on April 1, 2021, or (ii) $0.2 million on May 1, 2021. Under the New Forbearance Agreement, the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the Outside Date, as the same is extended from time to time under the terms of the New Forbearance Agreement.
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or common stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to certain amendments to the Senior Convertible Note, the

Company agreed to pay the lender a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in certain blocked against that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13.5 million. As of the date of this Report, the total amount of principal outstanding under the Senior Convertible Note is approximately $13.5 million
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits

1.1	Placement Agency Agreement between Pareteum Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on September 23, 2019).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 23, 2019).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 23, 2019).
4.3	Form of Placement Agency Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 23, 2019).
10.1	Waiver and First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 23, 2019).
10.2	Form of Securities Purchase Agreement among Pareteum Corporation and certain investors (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2019).
31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2*	Certification of the principal financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1*	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARETEUM CORPORATION

Date: July 8, 2021	By	/s/ Bart Weijermars
Bart Weijermars
Interim Chief Executive Officer
(Principal Executive Officer)

Date: July 8, 2021	By	/s/ Laura Thomas
Laura Thomas
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)