Form 10-Q
period 2020-03-31
PARETEUM Corp
filed 2021-07-22
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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

PARETEUM CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2020

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par values)	March 31, 2020	December 31, 2019 As revised
		(As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$3,660	$4,447
Restricted cash	961	1,455
Accounts receivable, net of allowance for doubtful accounts of $1,798 and $1,546 as of March 31, 2020 and December 31, 2019, respectively	10,925	8,307
Notes receivable, net	519	512
Prepaid expenses and other current assets	3,175	4,453
Total current assets	19,240	19,174
Right-of-use assets, net	1,007	2,241
Property, equipment, and software development, net	6,067	6,262
Intangible assets, net	14,767	15,500
Goodwill	9,905	10,099
Other assets	913	752
TOTAL ASSETS	$51,899	$54,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and customer deposits	$29,296	$30,374
Net billings in excess of revenues	3,000	2,529
Accrued expenses and other payables	14,866	13,616
Promissory notes	736	993
Current portion of lease liabilities	651	2,422
8% Series C Redeemable Preferred Stock, net	10,402	4,798
Total current liabilities	58,951	54,732
Lease liabilities, net of current portion	473	415
Related party loan	413	420
Other liabilities	—	23
TOTAL LIABILITIES	59,837	55,590

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value: 49,995,966 shares authorized, 150.33 and 105.33 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock and additional paid-in capital, $0.00001 par value: 500,000,000 shares authorized, 140,277,195 and 139,060,180 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	550,996	547,948
Accumulated other comprehensive loss	(10,017)	(10,017)
Accumulated deficit	(548,917)	(539,493)
TOTAL STOCKHOLDERS' DEFICIT	(7,938)	(1,562)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,899	$54,028
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
(In thousands, except share and per share values)	2020	2019
		(As Revised)
Revenue	$20,055	$13,069
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	14,445	8,046
Product development	2,991	2,552
Sales and marketing	1,922	2,937
General and administrative	7,048	7,932
Acquisition costs	—	3,308
Depreciation and amortization	2,645	2,679
Total cost and operating expenses	29,051	27,454
Operating loss	(8,996)	(14,385)
Nonoperating expenses, net	525	1,616
Loss before income taxes	(9,521)	(16,001)
Income tax benefit	(97)	(167)
Net loss	$(9,424)	$(15,834)

Loss per common share:
Net loss per share - basic and diluted	$(0.07)	$(0.15)
Weighted average shares outstanding during the period – basic and diluted	138,257,442	103,565,745

Net loss	$(9,424)	$(15,834)
Other comprehensive income (loss):
Foreign currency translation loss	—	(3,150)
Comprehensive loss	$(9,424)	$(18,984)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Three Months Ended March 31,
(In thousands)	2020	2019
	(As Revised)	(As Revised)
Common stock and additional paid-in capital
Balance, beginning of period	$547,948	$453,995
Shares issued for acquisition of iPass	—	28,610
Warrant exercises	—	680
Shares issued for conversion of note	—	147
Share-based compensation	2,395	5,029
Fortress warrants issued in iPass acquisition	—	803
Shares issued in connection with debt facility	—	1,607
Shares issued for settlement of accounts payable/debt	—	960
Shares issued for exercised stock options	—	70
Warrants issued for settlement of debt	653	—
Balance, end of period	550,996	491,901
Accumulated other comprehensive loss
Balance, beginning of period	(10,017)	(6,716)
Foreign currency translation loss, net of tax	—	(3,150)
Balance, end of period	(10,017)	(9,866)
Accumulated equity (deficit)
Balance, beginning of period	(539,493)	(317,146)
Net loss	(9,424)	(15,834)
Balance, end of period	(548,917)	(332,980)
Total stockholders' equity (deficit)	$(7,938)	$149,055
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2020	2019
		(As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,424)	$(15,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,645	2,679
Provision for doubtful accounts	251	26
Share-based compensation	2,395	5,029
Amortization of deferred financing costs	113	50
Interest expense related to debt discount accretion and conversion feature	1,466	72
Shares issued for services	—	1,038
Warrants issued for settlement of debt	653	—
Loss on extinguishment of debt	—	1,000
Gain on settlement of rental agreement	(469)	(525)
Changes in operating assets and liabilities:
Accounts receivable, net	421	(604)
Prepaid expenses and other current assets	2,553	603
Accounts payable and customer deposits	(920)	3,537
Net billings in excess of revenues	(193)	(117)
Accrued expenses and other payables	(2,537)	(1,671)
Net cash used in operating activities	(3,046)	(4,717)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and software development	(1,898)	(1,418)
Acquisition of iPass, net of cash acquired	—	860
Investment in notes receivable	—	(2,700)
Net cash used in investing activities	(1,898)	(3,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants and options	—	750
Repayment of loans	(239)	(10,989)
Proceeds from issuance of Senior Secured Debt	—	24,024
Financing-related fees	(223)	(867)
Proceeds from issuance of Redeemable Preferred Stock	4,194	—
Net cash provided by financing activities	3,732	12,918
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(69)	(21)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,281)	4,922
Cash, cash equivalents and restricted cash, beginning of period	5,902	6,482
Cash, cash equivalents and restricted cash, end of period	$4,621	$11,404
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Operations
Pareteum Corporation, a Delaware corporation ("Pareteum"), along with its wholly owned and majority owned subsidiaries (the “Company,” “we,” “us,” or “our”) is an experienced provider of communications platform as a service (“CPaaS”) solutions. The Company empowers enterprises, communications service providers, early-stage innovators, developers, Internet-of-things ("IoT"), and telecommunications infrastructure providers with the freedom and control to create, deliver, and scale innovative communications experiences. Our CPaaS solutions connect people and devices around the world using secure, ubiquitous, and highly scalable solutions to deliver data, voice, video, SMS/text messaging, media, and content enablement.
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
Liquidity
As reflected in the accompanying condensed consolidated financial statements, the Company reported net losses of $9.4 million for the three months ended March 31, 2020 and $222.3 million for the year ended December 31, 2019, respectively. The 2019 net loss included goodwill and intangible asset impairment of $156.8 million. As of March 31, 2020, the Company had an accumulated deficit of $548.9 million and cash balances available for operations of $3.7 million.
On December 10, 2019, the Company’s Board of Directors designated 255 shares of preferred stock to be 8.0% Series C Redeemable Preferred Stock (the "Redeemable Preferred Stock") with a stated value of $100,000 per share. On various dates from December 24, 2019 through August 18, 2020, the Company issued 217.67 shares of Redeemable Preferred Stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), with a stated value of $21.8 million for an aggregate purchase price of $13.9 million, from which the Company received net proceeds of $13.1 million after deducting legal fees of $0.8 million.
In May 2020, Pareteum received a $0.6 million Paycheck Protection Program ("PPP") loan (the "Pareteum PPP Loan") and iPass received an $0.8 million PPP loan (the "iPass PPP Loan" and together with the Pareteum PPP Loan, the "PPP Loans") under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The PPP Loans provide for a balloon payment of the outstanding principal balance at maturity, which is two years from the funding date, and bear interest at 1.0%, however, under the CARES Act, all or a portion of the PPP Loans may be forgiven. In December 2020, the Pareteum PPP Loan was fully forgiven and in June 2021, the iPass PPP Loan was fully forgiven.
On June 8, 2020, the Company issued a $17.5 million Senior Secured Convertible Note (the “Senior Convertible Note”) for $14.0 million, of which $10.0 million was maintained in one or more blocked accounts. The terms of the Senior Convertible Note and related documents require the Company to meet certain specified conditions and covenants to release the proceeds in the blocked accounts, some of which have not been satisfied. In July 2020, $3.0 million was released when the Company received additional funding through the sale of Redeemable Preferred Stock. On December 1, 2020, December 23, 2020, February 1, 2021, and March 1, 2021, we entered into various agreements (the “Forbearance Agreements”), under which: (i) we admitted that we were in default of several obligations under the Senior Convertible Note and related agreements, (ii) the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the earlier of March 31, 2021 and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the Forbearance Agreements. As a result of the defaults, the interest rate paid on the principal outstanding under the Senior Convertible Note increased to 18.0% per annum. On December 23, 2020, $1.0 million was released to the Company from the blocked account and on April 8, 2021, the remaining $6.0 million in the blocked account was removed by the lender in partial satisfaction of the Senior Convertible Note.

On May 24, 2021, the Company entered into a new forbearance agreement (the “New Forbearance Agreement”) with the holder of the Senior Convertible Note under which (i) the Company again admitted it was in default as to several obligations under the Senior Convertible Note and related agreements, and (ii) the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the earlier of May 31, 2021 or any later date to which such date may be extended (the “Outside Date”), and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the New Forbearance Agreement. The Outside Date automatically extends for successive two-week periods unless on or before the then-applicable Outside Date the lender provides notice that the Outside Date is not being extended.
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
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or common stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the Senior Convertible Note, the Company agreed to pay the lender a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in certain blocked account against that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13.5 million.
On February 22, 2021, the Company issued a $2.4 million Senior Second Lien Secured Convertible Note due April 1, 2025 (the “Junior Convertible Note”) to an institutional investor for $2.0 million.
On April 29, 2021, the Company entered into a securities purchase agreement, dated as of April 13, 2021, with two initial investors and other investors as may become party thereto from time to time (collectively, the “Junior Convertible Note Purchasers”) providing for the issuance and sale by the Company of up to $6.0 million aggregate principal amount of Junior Convertible Notes and warrants (the “April 2021 Warrants”) to purchase up to 5,000,000 shares of its common stock. The Junior Convertible Notes and accompanying April 2021 Warrants may be sold from time to time to one or more Junior Convertible Note Purchasers under the terms of the purchase agreement. On April 29, 2021, the Company closed on the initial sale of Junior Convertible Notes in the aggregate principal amount of $1.8 million and April 2021 Warrants to purchase 1,490,000 shares of common stock under the purchase agreement for an aggregate purchase price of $1.5 million.
On June 19, 2021, the Company entered the Second Omnibus Agreement, dated as of June 18, 2021 (the "Omnibus Agreement"), with holders of the previously outstanding Junior Convertible Notes, and sold $17.3 million aggregate principal of Junior Convertible Notes for $5.0 million in cash and the surrender of 91.38 shares of Redeemable Preferred Stock. In connection with the sale of these Junior Convertible Notes, the Company issued a warrant for the purchase of 5,000,000 shares of its common stock at an exercise price of $0.37 per share.
Because of the limited nature of the relief provided under the New Forbearance Agreement, which does not lower the amounts payable in principal or interest, the Company believes that it will not have sufficient resources to fund its operations and meet the obligations specified in the Senior Convertible Note or to fund its operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q (the "Report"). The Company’s software platforms require ongoing funding to continue the current development and operational plans and the Company has a history of net losses. The Company will continue to expend substantial resources for the foreseeable future in connection with the continued development of its software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of the Company’s services. In addition, other unanticipated costs may arise. The Company believes that additional capital will be required to fund its operations and provide growth capital to meet the obligations under the Senior Convertible Note, the Junior Convertible Note, and the Redeemable Preferred Stock. Accordingly, the Company will have to raise additional capital in one or more debt and/or equity offerings and continue to work with its lenders to cure the defaults. However, there can be no assurance that the Company will be successful in raising the necessary capital or that any such offering will be available to the Company on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital and with acceptable terms, this would have a material adverse effect on the Company. Furthermore, the recent decline in the market price of the Company’s common stock, coupled with the stock’s delisting from the Nasdaq Stock Market, could make it more difficult to sell equity or equity-related securities in the future at a time and price that the Company deems appropriate. The factors discussed above raise substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.
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
The cumulative effect of adjustments required to correct the immaterial errors in the consolidated financial statements as of December 31, 2018 and 2019 are reflected in the revised goodwill, intangible assets, net, accumulated other comprehensive income, and accumulated deficit balances as of December 31, 2018 and 2019 as follows:

	As of December 31, 2018
(In thousands)	As Reported	Adjustment	As Revised
Goodwill	$101,375	$(947)	$100,428
Intangible assets, net	39,658	(394)	39,264
Accumulated other comprehensive loss	(5,389)	(1,327)	(6,716)
Accumulated deficit	(317,132)	(14)	(317,146)

	As of December 31, 2019
(In thousands)	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$(5,608)	$(4,409)	$(10,017)
Accumulated deficit	(543,902)	4,409	(539,493)
The consolidated statement of operations for the three months ended March 31, 2019 has been revised as follows:

	Three Months Ended March 31, 2019
(In thousands)	As Reported	Adjustment	As Revised
Depreciation and amortization	$2,726	$(47)	$2,679
Operating loss	(14,432)	47	(14,385)
Net loss	(15,881)	47	(15,834)
Foreign currency translation loss	(97)	(3,053)	(3,150)
Comprehensive loss	(15,978)	(3,006)	(18,984)
Note 2. Financial Statement Presentation and Recent Accounting Updates
The accompanying unaudited condensed consolidated financial statements comprise the accounts of Pareteum and its wholly owned and majority owned subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and account balances have been eliminated in consolidation. The Company evaluates subsequent events through the date of filing this report with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2020 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2020. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2021 (the “2019 Annual Report”).
For a complete summary of our significant accounting policies, please refer to Note 1. Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part I, Item 8 of our 2019 Annual Report.
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
Accounting Standards Adopted in the Current Year
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The guidance can be applied either prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company adopted this standard on January 1, 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial condition, results of operations, cash flows, and financial statement disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment testing by eliminating Step 2 from the goodwill impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, versus determining an implied fair value in Step 2 to measure the impairment loss. ASU 2017-04 is effective for annual periods beginning after December 15, 2019. The Company adopted this standard on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements for fair value measurements. ASU 2018-13 adds, modifies, and removes previous disclosure requirements. Eliminated disclosures include items such as removing disclosures for the valuation process for Level 3 measurements, the policy for timing of transfers between levels of the fair value hierarchy, and changes in unrealized gains and losses included in earnings for recurring Level 3 measurements held at the reporting period. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company adopted ASU 2018-13 on January 1, 2020 and it had no effect on the disclosures in the consolidated financial statements.
In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer ("ASU 2019-08"). Under this new guidance, share-based payment awards issued to a customer are recorded as a reduction of the transaction price in revenue with an amount measured under the grant-date fair value of the award. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the income statement. The award is measured and classified under ASC 718, Stock Compensation, for its entire term, unless the award is modified after it vests and the grantee is no longer a customer. ASU 2019-08 is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2019-08 on January 1, 2020, which did not have a material impact on the Company’s financial condition, results of operations, and cash flows.
Recent Accounting Standards Updates Issued - Not Yet Adopted
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications made and hedging relationships entered into from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company does not believe the adoption of ASU 2020-04 will have a material impact on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Upon adoption, a convertible debt instrument will be accounted for as a single liability at amortized cost unless (a) the convertible instrument contains features that require bifurcation as a derivative under ASC 815, Derivatives and Hedging ("ASC 815"), or (b) the convertible debt instrument was issued at a substantial premium. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. ASU 2020-06 is effective for public entities excluding smaller reporting companies in fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. For public business entities that meet the definition of a smaller reporting company, the amendments in ASU 2020-06 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company meets the definition of a smaller reporting company and is currently evaluating the impact of adoption of ASU 2020-06 on its consolidated financial statements.
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
Note 3. Balance Sheet Information
The following tables present details of our unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Notes receivable, net
ValidSoft	$519	$512
Yonder Media Mobile	—	3,355
Notes receivable	519	3,867
Current portion of notes receivable	519	3,867
Reserve against current portion of notes receivable	—	(3,355)
Notes receivable, net	$519	$512
The ValidSoft note bears interest at 5.0% annually and, pursuant to an amendment, matured on March 31, 2021. On April 6, 2021, the Company entered into an agreement with ValidSoft to accept $0.3 million as payment in full, which was received in the second quarter of 2021. Consequently, the ValidSoft note receivable was written down to that amount as of March 31, 2020.
The Company extended a $0.5 million promissory note receivable to Yonder Media Mobile ("Yonder Media") in 2018, bearing interest at 6.0% annually and maturing on May 26, 2020. In the first quarter of 2019, the Company extended three additional promissory notes receivable to Yonder Media aggregating $2.7 million with interest rates of 12.0% annually, with all principal and interest due on the maturity dates, which ranged from July 2020 to August 2020.
In July 2019, the Company and Yonder Media became involved in a legal dispute and the Company recorded a reserve of $3.4 million, representing the principal and accrued interest outstanding under the promissory notes as of June 30, 2019. In July 2020, the Company settled all the principal amounts due under the promissory notes by conversion of the amounts outstanding into shares of Yonder Media.

(In thousands)	March 31, 2020	December 31, 2019
Prepaid expenses and other current assets
Prepaid insurance and legal fees	$667	$762
Prepaid software license and support	497	890
Prepaid corporate taxes	179	214
Prepaid expenses-other	992	714
Valued added tax	514	591
Other receivables	73	451
Other assets	253	831
Prepaid expenses and other current assets	$3,175	$4,453

(In thousands)	March 31, 2020	December 31, 2019
Property, equipment, and software development, net
Furniture and fixtures	$168	$171
Computer, communications, and network equipment	17,060	17,450
Construction in progress	103	—
Software	4,072	4,150
Automobiles	12	13
Leasehold improvements	25	131
Software development	9,910	8,552
Property, equipment, and software development, at cost	31,350	30,467
Accumulated depreciation and amortization	(25,283)	(24,205)
Property, equipment, and software development, net	$6,067	$6,262

For the three months ended March 31, 2020 and 2019 expenditures for property, equipment, and software development were $1.9 million and $1.4 million, respectively; and depreciation and amortization recognized on property, equipment, and software development was $2.0 million and $1.2 million, respectively.

	As of March 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustments	Intangible Assets, Net
Intangible assets, net
Developed technology	$26,829	$(5,046)	$(14,651)	$(647)	$6,485
Consumer relationships	25,300	(2,803)	(14,434)	(525)	7,538
Trade names	3,544	(927)	(1,757)	(116)	744
Total	$55,673	$(8,776)	$(30,842)	$(1,288)	$14,767

	As of December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustments	Intangible Assets, Net
Intangible assets, net
Developed technology	$26,829	$(4,800)	$(14,651)	$(623)	$6,755
Consumer relationships	25,300	(2,409)	(14,434)	(511)	7,946
Trade names	3,544	(885)	(1,757)	(103)	799
Total	$55,673	$(8,094)	$(30,842)	$(1,237)	$15,500
Amortization of intangible assets in the three months ended March 31, 2020 and 2019 was $0.7 million and $1.5 million, respectively.
The following table provides the estimated future amortization expense related to intangible assets held as of March 31, 2020:

(In thousands)
2020 (excluding the three months ended March 31, 2020)	$1,770
2021	2,765
2022	2,715
2023	2,715
2024	2,715
Thereafter	2,087
Total	$14,767

(In thousands)
Goodwill
Balance, December 31, 2018	$100,428
Business combinations	37,821
Impairment	(125,923)
Foreign currency translation adjustment	(2,227)
Balance, December 31, 2019	10,099
Foreign currency translation adjustment	(194)
Balance, March 31, 2020	$9,905

(In thousands)	March 31, 2020	December 31, 2019
Accrued expenses and other payables
Accrued selling, general and administrative expenses	$7,977	$2,720
Accrued salary and bonus	391	2,005
Accrued employee benefits	896	564
Accrued cost of service	1,642	627
Accrued taxes (including VAT)	2,884	2,637
Accrued interest payable	53	53
Accrued customer credit	83	3,393
Other accrued expenses	940	1,617
Accrued expenses and other payables	$14,866	$13,616
Note 4.  Lease Commitments

The Company leases property under operating leases with varying expiration dates between 2021 and 2025. The Company also leases equipment and automobiles under operating leases with expiration dates between 2022 and 2025. The Company determines if an arrangement is a lease at inception. The Company presents operating leases in right-of-use assets and lease liabilities, while finance leases are presented in property, equipment, and software development, net, and lease liabilities in the condensed consolidated balance sheets.
The following table presents information related to leases as of March 31, 2020 and December 31, 2019:

(In thousands)		March 31, 2020	December 31, 2019
Assets:
Operating leases	Right-of-use assets, net(1)	$1,007	$2,241
Finance leases	Property, equipment, and software development, net(2)	126	133
Total leased assets		$1,133	$2,374
Liabilities:
Current:
Operating leases	Current portion of lease liabilities	$604	$2,376
Finance leases	Current portion of lease liabilities	47	46
Current portion of lease liabilities		651	2,422
Noncurrent:
Operating leases	Lease liabilities, net of current portion	403	333
Finance leases	Lease liabilities, net of current portion	70	82
Lease liabilities, net of current portion		473	415
Total lease liabilities		$1,124	$2,837
Weighted average remaining lease term (in years):
Operating leases		1.73	1.64
Finance leases		2.17	2.67
Weighted average discount rate:
Operating leases		5.62%	9.22%
Finance leases		5.00%	5.00%
(1) Right-of-use assets are recorded net of accumulated amortization of $1.0 million and $2.0 million as of March 31, 2020 and December 31, 2019, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $17 thousand and $9 thousand as of March 31, 2020 and December 31, 2019, respectively.
The following table presents maturities of lease liabilities as of March 31, 2020:

(In thousands)	Operating Leases	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$537	$38
2021	360	51
2022	75	34
2023	61	—
2024	49	—
Thereafter	24	—
Total lease payments	1,106	123
Imputed interest	(99)	(6)
Total lease liabilities	1,007	117
Current portion of lease liabilities	604	47
Lease liabilities, net of current portion	$403	$70
Note 5. Debt
Series C Redeemable Preferred Stock
During the three months ended March 31, 2020, the Company issued 45 shares of Redeemable Preferred Stock with a stated value of $4.5 million for gross proceeds of $4.2 million. The Company received net proceeds of $4.0 million after deducting transaction costs of $0.2 million. The Redeemable Preferred Stock requires mandatory redemption one year after the issuance date, together with an 8.0% dividend and a 12.5% premium on the stated value. As of March 31, 2020 and December 31, 2019 there were 150.33 and 105.33 shares of Redeemable Preferred Stock outstanding, respectively, with redemption dates ranging from December 24, 2020 to March 4, 2021.
The following table presents the components of the Redeemable Preferred Stock as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Stated value	$15,033	$10,533
Unamortized debt discount	(5,305)	(5,776)
Accretion of redemption premium	411	25
Accrued dividends	263	16
Redeemable Preferred Stock, net	$10,402	$4,798
The components of financing expense related to the Redeemable Preferred Stock were as follows for the three months ended March 31, 2020:

(In thousands)	Three Months Ended March 31, 2020
Amortization of debt discount	$1,194
Accretion of redemption premium	386
Accrual of dividends	247
$1,827
By their terms, the Redeemable Preferred Stock is not convertible into other securities of the Company. See Note 11. Subsequent Events for additional information about the Redeemable Preferred Stock.
Promissory Notes
The promissory notes are comprised of six bank notes secured by Artilium with varying original maturity dates ranging between 6 and 24 months with an average interest rate of 2.0%. The notes are not convertible. As of March 31, 2020 and December 31, 2019, the outstanding balance on the promissory notes was $0.7 million and $1.0 million, respectively.
Related Party Loan
The Company has a loan payable to Comsystems, a company owned by Gerard Derenbos. Prior to the Artilium acquisition, Mr. Derenbos held approximately 15.0% of the total outstanding common shares of Artilium, and was an Artilium board member. As of March 31, 2020 and December 31, 2019, the outstanding balance was $0.4 million and $0.4 million, respectively. The loan bears interest at 8.0% and matures on December 31, 2021. All principal and interest are due on the maturity date.

Note 6. Stockholders' Equity (Deficit)
Preferred Stock
The Company is authorized to issue up to 49,995,966 shares of preferred stock. As of March 31, 2020 and December 31, 2019, there were 150.33 and 105.33 shares issued, respectively, and 150.33 and 105.33 shares outstanding, respectively. All of the outstanding shares of preferred stock as of March 31, 2020 and December 31, 2019 were Series C Redeemable Preferred Stock. The outstanding shares of preferred stock as of March 31, 2020 and December 31, 2019 are classified as debt. See Note 5. Debt for additional information about the Redeemable Preferred Stock.
Common Stock
The Company is authorized to issue up to 500,000,000 shares of common stock. As of March 31, 2020 and December 31, 2019, the issued and outstanding shares were 140,277,195 and 139,060,180, respectively.
The following table presents common stock activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Common stock outstanding, beginning of period	139,060,180	98,292,530
Shares issued for acquisition of iPass	—	9,865,412
Warrant exercises	—	501,606
Shares issued for conversion of note	—	84,220
Shares issued in connection with debt facility	—	425,000
Shares issued for settlement of accounts payable/debt	—	373,308
Shares issued for exercised stock options	—	68,083
Vesting of restricted and common stock awards	1,217,015	1,105,953
Common stock outstanding, end of period	140,277,195	110,716,112
Warrants
The Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The following table summarizes warrant activity for the three months ended March 31, 2020 and the year ended December 31, 2019:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Warrants outstanding, beginning of period	38,111,211	3,789,482
Issued	2,000,000	39,199,998
Exercised	—	(4,818,269)
Expired	(610,000)	(60,000)
Warrants outstanding, end of period	39,501,211	38,111,211
As of March 31, 2020 and December 31, 2019, the outstanding warrants have been recorded and classified as equity. As of March 31, 2020, exercise prices for the outstanding warrants range from $0.37 to $5.38; the weighted average exercise price for the outstanding warrants is $2.07; and the outstanding warrants expire from 2020 to 2026.
Note 7.  Income Taxes
The following table presents details of income tax benefit for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Income tax benefit	$(97)	$(167)
Our effective tax rates were 1.0% and 1.0% for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rates were lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions.
The Company had no uncertain tax positions as of March 31, 2020 and December 31, 2019.

Note 8. Supplemental Cash Flow Information
The following table provides supplemental cash flow information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash received during the period for interest	$7	$44
Cash paid during the period for interest	1	507
Cash paid during the period for income taxes	13	10
Operating cash outflows from operating leases	176	1,656
Operating cash outflows from finance leases (interest)	1	2
Financing cash outflows from finance leases	13	17
NONCASH FINANCING ACTIVITIES:
Shares issued in business combinations	—	28,610
Right-of-use lease assets and financing	45	—
Conversion of notes, including converted accumulated interest	—	147
Warrants issued for settlement of debt	653	—

Note 9. Segment and Geographic Information
Segment Information
Segment information is prepared on the same basis that our chief operating decision-makers (“CODMs”), who are our interim chief executive officer and interim chief financial officer, evaluate financial results, make key operating decisions, and for which discrete financial information is available. As of March 31, 2020, the Company has aggregated its three operating segments, which have similar economic characteristics and all provide their customers with communication connectivity services achieved through sales and marketing channels across all three operating segments through their CPaaS, into one reportable segment—Communication Connectivity Services. The measure of profitability our CODMs use to evaluate financial results for our reportable segment is operating income (loss).
The following table presents disaggregated revenue from external customers derived from Communication Connectivity Services for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Monthly service	$19,919	$12,860
Installation and software development	136	209
Total revenue	$20,055	$13,069
Geographic Information
The following table provides information about our consolidated revenue for the three ended March 31, 2020 and 2019, based on customer location:

	Three Months Ended March 31,
(In thousands)	2020	2019
International	$11,277	$10,255
United States	8,778	2,814
Total revenue	$20,055	$13,069
Note 10. Commitments and Contingencies
Commitments
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company entered into the Strategic Connectivity Agreement (the “Connectivity Agreement”) with Hutchison 3G UK Limited (“3UK”) on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.6 million dollars (the "Implementation Fee") for the implementation of a mobile virtual network operator

("MVNO" and specifically, the “3UK MVNO”), and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. On February 19, 2021, the Company and 3UK amended the Connectivity Agreement to eliminate some of the invoicing functionality of the 3UK MVNO, which will reduce the Implementation Fee to $0.4 million. The Implementation Fee is payable upon the satisfactory completion of certain agreed upon milestones. As of March 31, 2020, none of those milestones had been achieved, however, as of the date of this Report, two of the four milestones had been achieved.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Agreement for the Sale and Purchase of Credit Voucher (the “Credit Voucher Agreement”) with PCCW Global Limited (“PCCW”) under which the Company is obligated to purchase a credit voucher for $27.6 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of March 31, 2020, $0.1 million of the purchase price has been paid and $0.5 million of the purchase price has been recorded in accrued expenses and other payables in the condensed consolidated balance sheet. The remaining $27.1 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, where after the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW each quarter.
Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2022 be less than $7.2 million, the Company is obligated to remit a make-up payment (the “2022 Make-up Payment”) for the difference between $7.2 million and the aggregate monthly charges offset with the credit voucher. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2023, plus any 2022 Make-up Payment, if applicable, be less than $12.7 million, the Company is obligated to remit a make-up payment (the “2023 Make-up Payment”) for the difference between $12.7 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2024, plus any 2022 Make-up Payment and any 2023 Make-up Payment, if applicable, be less than $19.4 million, the Company is obligated to remit a make-up payment (the “2024 Make-up Payment”) for the difference between $19.4 million and the aggregate monthly charges offset with the credit voucher, plus the 2022 Make-up Payment and the 2023 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2025, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment, if applicable, be less than $27.1 million, the Company is obligated to remit a final make-up payment for the difference between $27.1 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment.
The following table presents the minimum amounts due under the Company’s unconditional purchase obligations as of March 31, 2020:

(In thousands)	Connectivity Agreement	Credit Voucher Agreement	Total
2020 (excluding the three months ended March 31, 2020)	$111	$—	$111
2021	276	—	276
2022	—	7,188	7,188
2023	—	5,529	5,529
2024	—	6,635	6,635
Thereafter	—	7,741	7,741
Total	$387	$27,093	$27,480
The following table presents management’s estimate of the timing of amounts due under the Company’s unconditional purchase obligations as of March 31, 2020:

(In thousands)	Connectivity Agreement	Credit Voucher Agreement	Total
2020 (excluding the three months ended March 31, 2020)	$111	$—	$111
2021	276	302	578
2022	—	8,103	8,103
2023	—	6,621	6,621
2024	—	7,931	7,931
Thereafter	—	4,136	4,136
Total	$387	$27,093	$27,480

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
The following actions were initiated or settled on or before March 31, 2020:
Ellenoff Grossman & Schole LLP. On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $0.8 million in unpaid legal fees for January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement for the full $0.8 million with agreed-upon monthly installment payments through August 31, 2019. As of March 31, 2020, the amount outstanding on the settlement agreement is $0.1 million.
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
Artilium Africa, LLC et al. v. Artilium, PLC et al.; ICDR Case No. 01-19-0003-1680 and Artilium Africa, LLC and Tristar Africa Telecom, LLC v. Pareteum Corporation are related matters arising out of the same dispute. The former matter is an arbitration filed with the International Center for Dispute Resolution (“ICDR”) on October 1, 2019 alleging that Artilium Group Limited, a subsidiary of Pareteum Corporation formerly known as Artilium PLC (“Artilium”), breached an Operating Agreement relating to a joint venture called Artilium Africa formed by Artilium Green Globe Services LLC and Tristar Africa Telecom, LLC (“Tristar” and together with Artilium, the “Delaware Plaintiffs”) to provide mobile data, cloud, and telecommunications services throughout Africa. The Claimants in the ICDR arbitration are seeking $30.0 million. The latter matter is a civil case filed on October 10, 2019 in the Delaware District Court. The Delaware Plaintiffs allege that Pareteum tortuously interfered with Tristar’s contract with Artilium in order to enter into the same type of agreement with Artilium. The Plaintiffs are seeking $0.2 million in damages. On December 17, 2020, the Delaware District Court stayed the action and compelled the Delaware Plaintiffs to pursue their claims against Pareteum in the ICDR arbitration.
In re Pareteum Securities Litigation is the consolidation of various putative class actions that were filed in the United States District Court for the Southern District of New York. The cases were assigned to Judge Alvin Hellerstein, who consolidated the actions on January 10, 2020 and named the Pareteum Shareholder Investor Group as the Lead Plaintiff. The Lead Plaintiff is asserting claims on behalf of purported purchasers and/or acquirers of Company securities between December 14, 2017 and October 21, 2019. The defendants are the Company, Robert H. Turner, Edward O’Donnell, Victor Bozzo, Denis McCarthy, Dawson James Securities Inc., and Squar Milner LLP (“Defendants”). The Lead Plaintiff alleges that Defendants caused the Company to issue certain materially false or misleading statements in SEC filings and other public pronouncements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Sections 11, 12 and 15 of the Securities Act. The Lead Plaintiff seeks to recover compensatory damages with interest for itself and the other class members for all damages sustained as a result of Defendants’ alleged wrongdoing and reasonable costs and attorney’s fees incurred in the case.
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

The following actions were initiated after March 31, 2020:
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
Deutsche Telekom A.G. (“DTAG”) is both a supplier to, and customer of, the Company’s subsidiary, iPass. DTAG has initiated a lawsuit in Germany in the amount of approximately $0.8 million for non-payment for supply of services to iPass and/or insufficient delivery of services to DTAG. iPass has reasonable grounds to set-off a significant proportion of the claimed sums and otherwise dispute the claims. iPass intends to vigorously defend and/or set-off the DTAG claim.
Stephen Brown v. Elephant Talk North America Corporation and Elephant Talk Communications Corp., Case No. 5:18-cv-902-R in the Western District of Oklahoma. A former consultant, Steve Brown (“Plaintiff Brown”) brought a lawsuit against Pareteum and its subsidiary claiming approximately five (5) years’ unpaid consulting fees in an amount equal to $0.8 million. The Company believes some or all of his claims are time-barred and/or frivolous. The Company’s position is that Plaintiff Brown was dismissed for cause in 2013/14, and intends to defend itself in this matter vigorously.
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
Senior Convertible Note
On June 8, 2020, the Company issued a $17.5 million Senior Convertible Note due April 1, 2025 to High Trail Investments SA LLC (“High Trail”) for $14.0 million (the "Proceeds"). The Company received $4.0 million of the Proceeds for working capital and the remaining $10.0 million was deposited into a blocked bank account based on terms of a Control Agreement, and incurred approximately $0.5 million of legal fees. Under the terms of the Control Agreement, the Company can access the funds from the blocked account as follows:
•$3.0 million when the Company received $4.0 million in additional financing. The Company received the additional financing in July 2020 and the funds were released to the Company to be used for working capital purposes; and
•On or prior to October 31, 2020, $7.0 million when the Company meets certain specified conditions (the “Specified Conditions”) as of any date and on each of the 20 previous trading days prior to such date as follows:
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
◦The daily dollar trading volume of the Company’s common stock for at least 17 of the prior 20 trading days is not less than $0.8 million (as reported on Bloomberg);
◦The Company has obtained the requisite stockholder approval required by the Nasdaq Capital Market for the issuance of the shares of its common stock upon conversion;

◦The average daily volume-weighted average price per share of the Company’s common stock is not less than $0.85; and
◦There are no defaults or events of default that have occurred or are continuing.
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
The Senior Convertible Note is convertible into shares of the Company’s common stock, including any portion constituting an optional redemption payment amount, at High Trail’s election. The conversion rate is equal to 1,666.667 shares of the Company’s common stock for every $1,000 of Senior Convertible Note principal outstanding, or $0.60 per share.
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
On December 23, 2020, High Trail agreed to release to the Company for working capital purposes $1.0 million of the $7.0 million that was required to be held in the blocked bank account under the terms of a Control Agreement until the Specified Conditions were met by October 31, 2020 even though the Specified Conditions were not met. In consideration for High Trail agreeing to release the $1.0 million, the Company increased the initial conversion rate to 2,702.702 from 1,666.667 shares of common stock per $1,000 principal amount of the Senior Convertible Note, which resulted in a decrease to the conversion price per share to $0.37 from $0.60.
Subsequently, High Trail agreed to extend the forbearance termination date to March 31, 2021. On April 8, 2021, High Trail provided notice to the Company that it was causing $6.0 million of the purchase price maintained in the blocked account to be transferred to High Trail in partial satisfaction of the amounts outstanding under the Senior Convertible Note.
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
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or Common Stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the Senior Convertible Note, the Company agreed to pay the lender a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in certain blocked account against that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13.5 million.
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
Junior Convertible Notes
On February 22, 2021, the Company issued the $2.4 million Junior Convertible Note due April 1, 2025 for $2.0 million. The Junior Convertible Note is a senior, secured obligation of the Company, but ranks junior to the Secured Convertible Note. Interest is payable monthly beginning April 1, 2021 at a rate of 8.0% per annum. The Junior Convertible Note is secured by a second lien on substantially all of the Company's assets and substantially all of the assets of its material domestic subsidiaries. Interest may be paid, at the election of the Company, in cash or in shares of common stock of the Company; provided, that, so long as the Senior Convertible Note remains outstanding, such payments may only be made in shares. The number of shares of common stock to be issued to pay interest in shares of the Company’s common stock is determined by the application of a formula in which the amount of the interest due is divided by 85% of the lowest volume weighted-average price of the Company’s common stock on the principal market for the Company’s common stock over the 10 days preceding the date of such payment.
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
In connection with the Junior Convertible Note, certain Series B warrants previously issued to this institutional investor for the purchase of up to 258,523 shares of common stock at an exercise price of $1.84 per share were cancelled; such warrants had been issued on September 24, 2019 in connection with the financing described in Note 6. Stockholders' Equity, and the Company granted a warrant to purchase 2,750,000 shares of its common stock to the purchaser at an exercise price of $0.40 per share expiring on February 22, 2026. The warrants are exercisable any time after February 22, 2021.
On April 29, 2021, the Company entered into a securities purchase agreement, dated as of April 13, 2021 (the “Junior Convertible Notes Securities Purchase Agreement”), with two initial investors and other investors as may become party thereto from time to time (a "Note Purchaser" and collectively, the “Note Purchasers”) providing for the issuance and sale by the Company of up to $6.0 million aggregate principal amount of additional Junior Convertible Notes and warrants (the “Warrants”) to purchase up to 5,000,000 shares of its common stock at an exercise price of $0.40. Under the Junior Convertible Notes Securities Purchase Agreement, a Note Purchaser will be issued Warrants equal to 83.33333333% of the principal amount of Junior Convertible Notes acquired. The additional Junior Convertible Notes and accompanying Warrants may be sold from time to time to one or more Note Purchasers under the terms of the Junior Convertible Notes Securities Purchase Agreement. On April 29, 2021, the Company closed on the sale of additional Junior Convertible Notes in the aggregate principal amount of approximately $1.8 million and Warrants to purchase 1,490,000 shares of common stock under the Junior Convertible Notes Securities Purchase Agreement for an aggregate purchase price of $1.5 million.
On June 19, 2021, the Company entered into the Omnibus Agreement, with holders of its previously outstanding Junior Convertible Notes; issued three new Junior Convertible Notes with an aggregate principal amount of $17.3 million for a purchase price of $5.0 million in cash and the surrender of 91.38 shares of Redeemable Preferred Stock; and issued a new warrant to one of the Junior Convertible Note purchasers for the purchase of 5,000,000 shares of the Company's common stock at an exercise price of $0.37 per share.

The Omnibus Agreement amended the Junior Convertible Notes Securities Purchase Agreement and previously outstanding Junior Convertible Notes and, among other changes:
•Increased the aggregate principal amount of Junior Convertible Notes issuable under the Junior Convertible Notes Securities Purchase Agreement from $6.0 million to $24.0 million (plus the accrued in-kind interest that is subsequently added to the principal amount outstanding from time to time);
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
•Changed the conversion rate from 1,666.667 shares of common stock per $1,000 in principal amount of Junior Convertible Notes converted to 2,702.702 shares of common stock per $1,000 in principal converted;
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
8% Series C Redeemable Preferred Stock
On various dates from April 28, 2020 through August 18, 2020, the Company issued 67.34 shares Redeemable Preferred Stock with a stated value of $6.7 million for an aggregate purchase price of $4.9 million, from which the Company received net proceeds of $4.6 million after deducting legal fees of $0.2 million. By their terms, those shares are not convertible into other securities of the Company. However, on various dates from July 17, 2020 through October 1, 2020, the Company entered into exchange agreements with the holders of those 67.34 shares, which allows either the Company or the holders to exchange such shares of Redeemable Preferred Stock for shares of the Company's common stock, with the exchange ratio determined by a formula set forth in such exchange agreements. In connection with the Company’s entry into the Omnibus Agreement, the holders of 91.38 shares of Redeemable Preferred Stock surrendered such shares to the Company as consideration for new Junior Convertible Notes.
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
PPP Loans
In May 2020, Pareteum received a $0.6 million PPP loan and iPass received an $0.8 million PPP loan under the CARES Act. In the fourth quarter of 2020, the Company was notified that the Pareteum PPP Loan was entirely forgiven, and in June of 2021, that the iPass PPP Loan was entirely forgiven.
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
Asset Disposition

In August 2020, the Company entered into an asset transfer agreement and a software license agreement with a data communications provider (the "Asset Purchaser"), pursuant to which the Asset Purchaser agreed to purchase certain property and equipment and a software license related to a Mobile Virtual Network Enabler solution for total cash consideration of $12.3 million. The Asset Purchaser paid $4.7 million in August 2020 and the remainder in December 2020 upon the completion of the transfer to the Asset Purchaser. The Company recorded a gain on sale of assets of $10.8 million for the difference between the consideration received and the carrying value of the property and equipment and the software license.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Report, including, without limitation, matters discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report, with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part II, Item 8 of our 2019 Annual Report, and “Risk Factors” included in Part I, Item 1A of our 2019 Annual Report and our Annual Report on Form 10-K for the period ended December 31, 2020 filed with the SEC on June 14, 2021 (the "2020 Annual Report"). This Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. With the exception of historical matters, the matters discussed in this Report are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. However, our actual results may differ materially from those contained in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
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
•the outbreak and impact of the COVID-19 pandemic on the global economy and our business;
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

•risks resulting from the restatement of our financial statements for the year ended December 31, 2018, the interim periods contained therein and the interim periods ended March 31, 2019 and June 30, 2019; and
•those risks listed in the sections of this Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those risks listed in the section of our 2020 Annual Report titled “Risk Factors.”
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
As of October 1, 2018, the Company includes Artilium plc, which operates as a wholly owned subsidiary of the Company. Artilium is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions that layer over disparate fixed, mobile and IP networks to enable the deployment of converged communication services and application technology providers. As of February 12, 2019, the Company includes iPass, Inc., which operates as a wholly owned subsidiary of the Company. iPass is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.
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
Management has evaluated the Company's critical accounting policies and the following areas represent its critical accounting policies as of March 31, 2020, and are described below:
•Revenue recognition and net billing in excess of revenues;
•Allowance for doubtful accounts;
•Income taxes;
•Share-based compensation;
•Warrant and embedded derivative liabilities;
•Business combinations;
•Goodwill and intangible assets impairment; and
•Contingent losses.
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
The Company estimates the grant date fair value of stock-based payments that vest over time using the Black-Scholes option- pricing model. The use of the Black-Scholes option- pricing model requires management to make certain assumptions and estimates that impact the valuation of stock-based payments.
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

Results of Operations
Comparison of the three months ended March 31, 2020 and 2019
Revenue
Revenue represents amounts earned from our mobile and CPaaS solutions. Our solutions take many forms, but our revenue generally consists of fixed and/or variable charges for services delivered monthly under a combined services and SaaS model. We also offer discrete (one-time) services for implementation and for development of specific functionality requested by our customers.
Revenue for the three months ended March 31, 2020 and 2019 were $20.1 million and $13.1 million, respectively. The $7.0 million, or 53.5%, increase is primarily due to strong volume growth in mobility and SMS services and acquisition revenue, partially offset by a decline in mobile connectivity due to the COVID-19 pandemic.
Cost of Revenue
Cost of revenue includes origination, termination, network and billing charges from telecommunications operators, costs of telecommunications service providers, network costs, data center costs, facility costs of hosting network and equipment, costs in providing resale arrangements with long distance service providers, costs of leasing transmission facilities, international gateway switches for voice, and data transmission services, and the cost of professional services of staff directly related to the generation of revenues, consisting primarily of employee-related costs associated with these services, including costs of subcontractors and share-based compensation. Cost of revenue excludes depreciation and amortization.
Cost of revenue for the three months ended March 31, 2020 and 2019 were $14.4 million and $8.0 million, respectively. The $6.4 million, or 79.5%, increase is primarily driven by the increase in revenue.
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
Product development costs for the three months ended March 31, 2020 and 2019 were $3.0 million and $2.6 million, respectively. The $0.4 million, or 17.2%, increase is primarily due to reduced capitalizable costs and increased share-based compensation expenses, partially offset by a decrease in personnel and related costs in 2020.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and related expenses of our sales and marketing staff, including commissions, payments to partners, marketing programs, and share-based compensation. Marketing programs consist of advertising, events, corporate communications, and brand building.
Sales and marketing expenses for the three months ended March 31, 2020 and 2019 were $1.9 million and $2.9 million, respectively. The $1.0 million, or 34.6%, decrease is primarily due to a decrease in personnel and related costs from lower headcount in 2020 and a reduction in travel expenses as a result of the COVID-19 pandemic.
General and Administrative
General and administrative expenses consist primarily of overhead-related salaries and expenses, including share-based compensation, for nonemployee directors, finance and accounting, legal, internal audit, and human resources personnel, legal costs, professional fees and other corporate expenses.
General and administrative expenses for the three months ended March 31, 2020 and 2019 were $7.0 million and $7.9 million, respectively. The $0.9 million, or 11.1%, decrease is primarily due to the absence in 2020 of employee severance costs related to the iPass acquisition, partially offset by an increase in legal and consulting expenses associated with the restatement of our fiscal 2018 financial statements.
Acquisition Costs
Acquisition costs represent incremental costs incurred in acquisitions.
Acquisition costs for the three months ended March 31, 2020 and 2019 were zero and $3.3 million, respectively. The $3.3 million decrease is due to the acquisition costs related to the iPass acquisition recognized in 2019.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation and amortization of property, equipment, and software development, and amortization of intangible assets.

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $2.6 million and $2.7 million, respectively. Depreciation and amortization of property, equipment, and software development for the three months ended March 31, 2020 and 2019 was $1.9 million and $1.2 million, respectively, and amortization of intangible assets for the three months ended March 31, 2020 and 2019 was $0.7 million and $1.5 million, respectively.
Nonoperating Expenses, Net
The following table provides details of nonoperating expenses and income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Nonoperating expense (income), net
Interest expense, net	1,828	569
Loss on extinguishment of debt	—	1,000
Other expense (income), net	(1,303)	47
Total nonoperating expense, net	$525	$1,616
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2020 and 2019 was $1.8 million and $0.6 million, respectively. The $1.3 million, or 221.3%, increase is primarily due to higher indebtedness and higher amortization of deferred financing costs and debt discounts. Noncash interest expense in the three months ended March 31, 2020 and 2019 was $1.6 million and $0.1 million, respectively.
Loss on Extinguishment of Debt
In February 2019, we prepaid, in full, the loans payable to Fortress Credit Corp. assumed in the iPass acquisition and recognized a $1.0 million loss on extinguishment of debt from a prepayment penalty.
Other Expense (Income), Net
Other income, net for the three months ended March 31, 2020 was $1.3 million primarily related to $0.8 million of forgiven iPass accounts payable and $0.3 million related to the termination of leases.
Income Tax Benefit
At the end of each reporting period, we estimate our annual effective consolidated income tax rate. The estimate used for the period ended March 31, 2020 may change in subsequent periods. Income tax benefit for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.2 million, respectively.
Other Comprehensive Income (Loss)
We record foreign currency translation gains and losses related to the translation adjustments of accounts denominated in foreign currencies, primarily the Euro, as other comprehensive income or loss, which for the three months ended March 31, 2020 and 2019 were losses of zero and $3.2 million, respectively.

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
Since March 31, 2020, we received net proceeds of $22.6 million as a result of the following debt offerings:
•Redeemable Preferred Stock – Net proceeds of $4.7 million from April to August 2020
•PPP Loans – Net proceeds of $1.4 million in May 2020
•Senior Convertible Note – Net proceeds of $4.0 million in June 2020, $3.0 million in July 2020, and $1.0 million in December 2020
•Junior Convertible Notes – Net proceeds of $2.0 million in February 2021, $1.5 million in April 2021, and $5.0 million in May 2021
As reflected in the accompanying condensed consolidated financial statements, we reported a net loss of $9.4 for the three months ended March 31, 2020, and had an accumulated deficit of $548.9 million as of March 31, 2020. As reflected in our 2019 Annual Report, we reported a net loss of $222.3 million for the year ended December 31, 2019, which included a $156.8 million noncash goodwill and intangible asset impairment charge. As of March 31, 2020, our cash balances, including $1.0 million of restricted cash, were $4.6 million.
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
Cash Flows
The following table summarizes net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash used in operating activities	$(3,046)	$(4,717)
Net cash used in investing activities	(1,898)	(3,258)
Net cash provided by financing activities	3,732	12,918
Effect of exchange rate differences on cash, cash equivalents, and restricted cash	(69)	(21)
Increase (decrease) in cash, cash equivalents, and restricted cash	$(1,281)	$4,922
Cash flows from operating activities
Cash used in operating activities was $3.0 million for the three months ended March 31, 2020, which was the result of a net loss of $9.4 million for the period, adjusted for noncash transactions, including depreciation and amortization of $2.6 million; allowance for doubtful accounts of $0.3 million; the amortization of deferred financing costs and debt discount accretion of $1.6 million; warrants issued for settlement agreement of $0.7 million; and share-based compensation of $2.4 million; partially offset by a gain on settlement of rental agreement of $0.5 million; and $0.7 million of cash used in changes in operating assets and liabilities.
Cash used in operating activities was $4.7 million for the three months ended March 31, 2019, which was the result of a net loss of $15.8 million for the period, adjusted for noncash transactions, including depreciation and amortization of $2.7 million; the amortization of deferred financing costs and debt discount accretion of $0.1 million; share-based compensation of $5.0 million; shares issued for services of $1.0 million; and loss on extinguishment of debt of $1.0 million; partially offset by gain on settlement of rental agreement of $0.5 million; and $1.7 million of cash provided by changes in operating assets and liabilities.
Cash flows from investing activities

Cash used in investing activities was $1.9 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively. Cash used in investing activities in 2020 is primarily related to purchases of property, equipment, and software development. Cash used in in investing activities in 2019 is related to purchases of property, equipment, and software development totaling $1.4 million and investment in notes receivable totaling $2.7 million, partially offset by $0.9 million of cash acquired in a business combination.
Cash flows from financing activities
Cash provided by financing activities was $3.7 million for the three months ended March 31, 2020, primarily from the issuance of Redeemable Preferred Stock totaling $4.2 million, partially offset by $0.2 million of financing-related fees and $0.2 million for the repayment of loans.
Cash provided by financing activities was $12.9 million for the three months ended March 31, 2019, primarily related to proceeds from the issuance of Senior Secured Debt totaling $24.0 million and $0.8 million from the exercise of warrants and options, partially offset by the repayment of loans totaling $11.0 million and financing-related fees of $0.9 million.
Effect of exchange rate differences on cash, cash equivalents, and restricted cash
Effect of exchange rates on cash, cash equivalents, and restricted cash for the three months ended March 31, 2020 was a loss of $0.1 million, compared to an immaterial loss for the three months ended March 31, 2019.
Indebtedness
As of March 31, 2020, the Company's total indebtedness, excluding lease liabilities, deferred financing costs and debt discounts, was $18.0 million, which was comprised of the stated value plus the full premium of Redeemable Preferred Stock of $16.9 million, promissory notes of $0.7 million, and a related party loan of $0.4 million.
Off-Balance Sheet Arrangements
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company entered into the Connectivity Agreement with 3UK on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.6 million dollars for the implementation of the 3UK MVNO, and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. On February 19, 2021, the Company and 3UK amended the Connectivity Agreement to eliminate some of the invoicing functionality of the 3UK MVNO, which reduces the Implementation Fee to $0.4 million. The Implementation Fee is payable upon the satisfactory completion of certain agreed upon milestones. As of March 31, 2020, none of those milestones had been achieved.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Credit Voucher Agreement with PCCW under which the Company is obligated to purchase a credit voucher for $27.6 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of March 31, 2020, $0.5 million of the purchase price has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet. The remaining $27.1 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, whereafter the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW each quarter.
See Note 10. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information about these off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide the information contained in this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that, in light of the previously disclosed material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
We previously identified and disclosed in our 2019 Annual Report material weaknesses related to:
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
•The Company not having sufficient accounting and finance department resources to effectively assess risk and design, operate and oversee effective internal controls over financial reporting, which contributed to the failure in the effectiveness and adequate identification of certain controls including:
◦application of appropriate revenue recognition standards;
◦proper accounting of share-based compensation;
◦appropriate settlement of payables via issuance of shares;
◦complete and appropriate application of foreign currency translations;
◦identification and accounting of operating leases in accordance with ASC 842, Leases; and
◦method of accounting for acquisitions and business combinations.
The Company has taken and will continue to take significant and comprehensive remedial actions to begin to remediate the material weaknesses in internal control over financial reporting. Remediation actions already implemented include (i) a thorough review and documentation of all processes involved in our financial reporting to ensure that there is segregation of duties, and (ii) access security and documented review processes in place that happen at appropriate intervals throughout the year that covers all elements of the Company’s financial reporting. This includes, but is not limited to, testing samples and documenting that testing has occurred with the results of the findings being reported to senior management and that they occur at appropriate intervals and continuously making improvements to our processes as necessary.
To address ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process, the Company has (i) removed all live access to all developers, internal and external, that previously enabled them to make coding changes directly in our reporting system; (ii) continued to monitor and document all changes made in our reporting system and added additional layers of documented review of these changes; (iii) instituted monitoring controls and sample testing on our reporting system to ensure the documented policies are being followed and the results of these tests are being reported to senior management at regular appropriate intervals; and (iv) enhanced our quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. Management believes the Company has taken significant steps towards the remediation of the identified material weaknesses, as of March 31, 2020.
To address inadequate and ineffective management assessment of internal control over financial reporting, we are also continuing to develop additional remediation steps to address this material weakness.
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
Additionally, to ensure the Company maintains a strong internal control environment and to remediate the additional material weakness in internal controls over financial reporting identified in this Report, the Company: (xi) has ceased the employment of personnel responsible for the revenue restatement and oversight of accounting and finance operations; (xii) is designing and implementing enhancements to internal controls over financial reporting including those related to sales processing, revenue recognition and equity accounting; (xiii) has implemented a periodic review of financial reports and month-over-month balances with the purpose of identifying and investigating fluctuations and discrepancies in key accounts and transactions; (xiv) will provide training to its finance and sales staff and key personnel on the appropriate guidelines to account for revenue in the telecom industry and emphasizing the importance of adherence to policies and procedures; (xv) is implementing a new application to manage equity; and (xvi) engaged outside resources and hired in-house controls personnel to monitor and assess internal controls over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the Risk Factors included in Part I, Item 1A. — “Risk Factors” of our 2019 Annual Report; and in our 2020 Annual Report. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than as set forth below or as previously disclosed in our filings with the SEC, we did not sell any equity securities during the three months ended March 31, 2020 in transactions that were not registered under the Securities Act. The issuance of securities in the transactions described below were each exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.
During the quarter ended March 31, 2020, the Company issued 10,000 shares of its common stock in an unregistered transaction in connection with the receipt of certain investor relations advisory services. The Company determined the issuance of these shares to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The shares are deemed to be restricted securities for purposes of the Securities Act.
Item 3. Defaults upon Senior Securities.
As previously disclosed, upon its entry into each of the Forbearance Agreement on November 30, 2020 (as subsequently amended) and the New Forbearance Agreement on May 24, 2021, the Company admitted that it was in default of several obligations under the Senior Convertible Note and the related securities purchase agreement, including as a result of:
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
f.the Company’s failure to have provided notice of the above and other events of default under the Senior Convertible Note and the related warrant and securities purchase agreement; and
g.the Company’s failure to have maintained the minimum liquidity required by the Senior Convertible Note since the lender’s foreclosure on $6.0 million previously maintained in a blocked account.
In addition, the Company had not made required payments of interest under the Senior Convertible Note of (i) $0.3 million on April 1, 2021 or (ii) $0.2 million on May 1, 2021. Under the New Forbearance Agreement, the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the Outside Date, as the same is extended from time to time under the terms of the New Forbearance Agreement.
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or common stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to certain amendments to the Senior Convertible Note, the Company agreed to pay the lender a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in certain blocked account against that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13.5 million. As of the date of this Report, the total amount of principal outstanding under the Senior Convertible Note is approximately $13.8 million.
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

PARETEUM CORPORATION

Date: July 22, 2021	By	/s/ Bart Weijermars
Bart Weijermars
Interim Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2021	By	/s/ Laura Thomas
Laura Thomas
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)