Form 10-Q
period 2020-06-30
PARETEUM Corp
filed 2021-07-28
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 23, 2021, there were 141,778,392 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30, 2020

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par values)	June 30, 2020	December 31, 2019
		(As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$3,336	$4,447
Restricted cash	10,685	1,455
Accounts receivable, net of an allowance for doubtful accounts of $1,933 and $1,546 as of June 30, 2020 and December 31, 2019, respectively	10,104	8,307
Notes receivable, net	503	512
Prepaid expenses and other current assets	3,082	4,453
Total current assets	27,710	19,174
Right-of-use assets, net	984	2,241
Property, equipment, and software development, net	5,898	6,262
Intangible assets, net	14,135	15,500
Goodwill	10,111	10,099
Other assets	669	752
TOTAL ASSETS	$59,507	$54,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and customer deposits	$32,602	$30,374
Net billings in excess of revenues	2,451	2,529
Accrued expenses and other payables	12,692	13,616
Promissory notes	968	993
Current portion of lease liabilities	592	2,422
Derivative liability	831	—
8% Series C Redeemable Preferred Stock, net	14,502	4,798
Total current liabilities	64,638	54,732
Senior Convertible Note, net	5,622	—
Lease liabilities, net of current portion	496	415
Related party loan	420	420
Paycheck Protection Plan loan	1,372	—
Warrant liability	7,944	—
Other liabilities	—	23
TOTAL LIABILITIES	80,492	55,590

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value: 49,995,966 shares authorized, 175.53 and 105.33 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock and additional paid-in capital, $0.00001 par value: 500,000,000 shares authorized, 140,325,114 and 139,060,180 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	551,543	547,948
Accumulated other comprehensive loss	(9,748)	(10,017)
Accumulated deficit	(562,780)	(539,493)
TOTAL STOCKHOLDERS’ DEFICIT	(20,985)	(1,562)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$59,507	$54,028
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share values)	2020	2019	2020	2019
		(As Revised)		(As Revised)
Revenue	$16,105	$16,876	$36,160	$29,945
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	11,883	12,644	26,328	20,690
Product development	2,394	3,625	5,385	6,177
Sales and marketing	1,453	3,095	3,375	6,032
General and administrative	7,519	8,367	14,567	16,299
Acquisition costs	—	124	—	3,432
Depreciation and amortization	2,753	3,064	5,398	5,743
Total cost and operating expenses	26,002	30,919	55,053	58,373
Operating loss	(9,897)	(14,043)	(18,893)	(28,428)
Nonoperating expenses, net	3,951	944	4,476	2,560
Loss before income taxes	(13,848)	(14,987)	(23,369)	(30,988)
Income tax expense (benefit)	15	(197)	(82)	(364)
Net loss	$(13,863)	$(14,790)	$(23,287)	$(30,624)

Loss per common share:
Net loss per share - basic and diluted	$(0.10)	$(0.13)	$(0.17)	$(0.29)
Weighted average shares outstanding during the period – basic and diluted	138,806,212	111,074,977	138,531,827	107,341,105

Net loss	$(13,863)	$(14,790)	$(23,287)	$(30,624)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	269	1,831	269	(1,319)
Comprehensive loss	$(13,594)	$(12,959)	$(23,018)	$(31,943)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
		(As Revised)	(As Revised)	(As Revised)
Common stock and additional paid-in capital
Balance, beginning of period	$550,996	$491,901	$547,948	$453,995
Shares issued for acquisition of iPass	—	—	—	28,610
Shares issued for acquisition of Devicescape	—	1,692	—	1,692
Warrant exercises	—	705	—	1,385
Shares issued for conversion of note	—	—	—	147
Share-based compensation	547	2,715	2,942	7,744
Fortress warrants issued in iPass acquisition	—	—	—	803
Shares issued in connection with debt facility	—	—	—	1,607
Shares issued for settlement of accounts payable/debt	—	1,867	—	2,827
Shares issued for exercised stock options	—	140	—	210
Warrants issued for settlement of debt	—	—	653	—
Balance, end of period	551,543	499,020	551,543	499,020
Accumulated other comprehensive loss
Balance, beginning of period	(10,017)	(9,866)	(10,017)	(6,716)
Foreign currency translation gain (loss), net of tax	269	1,831	269	(1,319)
Balance, end of period	(9,748)	(8,035)	(9,748)	(8,035)
Accumulated deficit
Balance, beginning of period	(548,917)	(332,980)	(539,493)	(317,146)
Net loss	(13,863)	(14,790)	(23,287)	(30,624)
Balance, end of period	(562,780)	(347,770)	(562,780)	(347,770)
Total stockholders’ equity (deficit)	$(20,985)	$143,215	$(20,985)	$143,215
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2020	2019
		(As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,287)	$(30,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,398	5,743
Provision for doubtful accounts	491	72
Share-based compensation	2,942	7,744
Change in fair value of the derivative and warrant liabilities	734	—
Amortization of deferred financing costs	267	151
Interest expense related to debt discount accretion and conversion feature	3,487	271
Shares issued for services	—	1,353
Warrants issued for settlement of debt	653	—
Loss on extinguishment of debt	—	1,000
Deferred tax	—	(522)
Gain on settlement of rental agreement	(469)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(354)	(895)
Prepaid expenses and other current assets	1,890	1,365
Accounts payable and customer deposits	2,232	7,846
Net billings in excess of revenues	(458)	(436)
Accrued expenses and other payables	(2,261)	(2,739)
Net cash used in operating activities	(8,735)	(9,671)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and software development	(3,685)	(2,643)
Acquisition of iPass, net of cash acquired	—	860
Investment in notes receivable	—	(2,700)
Acquisition of assets from Devicescape	—	(2,137)
Net cash used in investing activities	(3,685)	(6,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants and options	—	1,595
Proceeds from issuance of loans	14,000	24,178
Proceeds from issuance of Paycheck Protection Program loans	1,372	—
Repayment of loans	(28)	(10,989)
Financing related fees	(797)	(867)
Proceeds from issuance of Redeemable Preferred Stock	6,044	—
Net cash provided by financing activities	20,591	13,917
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(52)	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	8,119	(2,380)
Cash, cash equivalents and restricted cash, beginning of period	5,902	6,483
Cash, cash equivalents and restricted cash, end of period	$14,021	$4,103
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Operations
Pareteum Corporation, a Delaware corporation (“Pareteum”), along with its wholly owned and majority-owned subsidiaries (the “Company,” “we,” “us,” or “our”) is an experienced provider of communications platform as a service (“CPaaS”) solutions. The Company empowers enterprises, communications service providers, early-stage innovators, developers, Internet of things (“IoT”), and telecommunications infrastructure providers with the freedom and control to create, deliver and scale innovative communications experiences. Our CPaaS solutions connect people and devices around the world using secure, ubiquitous, and highly scalable solutions to deliver data, voice, video, SMS/text messaging, media, and content enablement.
We have developed mobility, messaging, connectivity and security services and applications. Our platform hosts integrated information technology/back office and core network functionality for mobile network operators and other enterprises, which allows our customers to implement and leverage mobile communications solutions on a fully outsourced software as a service (“SaaS”), platform as a service (“PaaS”), and/or infrastructure as a service (“IaaS”) basis: made available either as an on-premise solution or as a fully hosted service in the cloud, depending on the needs of our customers.
We deliver an operational support system (“OSS”) for channel partners, with application program interfaces for integration with third-party systems, workflows for complex application orchestration, customer support with branded portals and plug-ins for a multitude of other applications. These features facilitate and improve the ability of our channel partners to provide support and to drive sales.
Artilium plc (“Artilium”), a wholly owned subsidiary of Pareteum since October 2018, is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions, which layer over disparate fixed, mobile, and intellectual property networks to enable the deployment of converged communication services and applications. iPass, Inc. (“iPass”), another wholly owned subsidiary of Pareteum since February 2019, is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.
Pareteum is quoted on the OTC Markets Group Inc.'s Pink Open Market and traded under the symbol “TEUM.”
Liquidity
As reflected in the accompanying unaudited condensed consolidated financial statements, the Company reported net losses of $23.3 million and $222.3 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. The 2019 net loss included goodwill and intangible asset impairment of $156.8 million. As of June 30, 2020, the Company had an accumulated deficit of $562.8 million and cash balances available for operations of $3.3 million.
On December 10, 2019, the Company’s Board of Directors designated 255 shares of preferred stock to be 8.0% Series C Redeemable Preferred Stock (the “Redeemable Preferred Stock”) with a stated value of $100,000 per share. On various dates from December 24, 2019 through August 18, 2020, the Company issued 217.67 shares of Redeemable Preferred Stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), with a stated value of $21.8 million for an aggregate purchase price of $13.9 million, from which the Company received net proceeds of $13.1 million after deducting legal fees of $0.8 million.
In May 2020, Pareteum received a $0.6 million Paycheck Protection Program (“PPP”) loan (the “Pareteum PPP Loan” and iPass received an $0.8 million PPP loan (the “iPass PPP Loan” and together with the Pareteum PPP Loan, the "PPP Loans”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loans provide for a balloon payment of the outstanding principal balance at maturity, which is two years from the funding date, and bear interest at 1.0%, however, under the CARES Act, all or a portion of the PPP Loans may be forgiven. In December 2020, the Pareteum PPP Loan was fully forgiven and in June 2021, the iPass PPP Loan was fully forgiven.
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Because of the limited nature of the relief provided under the New Forbearance Agreement, which does not lower the amounts payable in principal or interest, the Company believes that it will not have sufficient resources to fund its operations and meet the obligations specified in the Senior Convertible Note or to fund its operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q (the “Report”). The Company’s software platforms require ongoing funding to continue the current development and operational plans and the Company has a history of net losses. The Company will continue to expend substantial resources for the foreseeable future in connection with the continued development of its software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of the Company’s services. In addition, other unanticipated costs may arise. The Company believes that additional capital will be required to fund its operations and provide growth capital to meet the obligations under the Senior Convertible Note, the Junior Convertible Note, and the Redeemable Preferred Stock. Accordingly, the Company will have to raise additional capital in one or more debt and/or equity offerings and continue to work with its lenders to cure the defaults. However, there can be no assurance that the Company will be successful in raising the necessary capital or that any such offering will be available to the Company on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital and with acceptable terms, this would have a material adverse effect on the Company. Furthermore, the recent decline in the market price of the Company’s common stock, coupled with the stock’s delisting from the Nasdaq Stock Market, could make it more difficult to sell equity or equity-related securities in the future at a time and price that the Company deems appropriate. The factors discussed above raise substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The cumulative effect of adjustments required to correct the immaterial errors in the consolidated financial statements as of December 31, 2018 and 2019, and March 31, 2019 are reflected in the revised goodwill, intangible assets, net, accumulated other comprehensive loss, and accumulated deficit balances as of December 31, 2018 and 2019, and March 31, 2019 as follows:

	As of December 31, 2018
(In thousands)	As Reported	Adjustment	As Revised
Goodwill	$101,375	$(947)	$100,428
Intangible assets, net	39,658	(394)	39,264
Accumulated other comprehensive loss	(5,389)	(1,327)	(6,716)
Accumulated deficit	(317,132)	(14)	(317,146)

	As of March 31, 2019
(In thousands)	As Reported	Adjustment	As Revised
Goodwill	$139,195	$(3,147)	$136,048
Intangible assets, net	49,240	(1,200)	48,040
Accumulated other comprehensive loss	(5,486)	(4,380)	(9,866)
Accumulated deficit	(333,013)	33	(332,980)

	As of December 31, 2019
(In thousands)	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$(5,608)	$(4,409)	$(10,017)
Accumulated deficit	(543,902)	4,409	(539,493)
The consolidated statements of operations for the three and six months ended June 30, 2019 have been revised as follows:

	Three Months Ended June 30, 2019
(In thousands)	As Reported	Adjustment	As Revised
Depreciation and amortization	$3,105	$(41)	$3,064
Operating loss	(14,084)	41	(14,043)
Net loss	(14,831)	41	(14,790)
Foreign currency translation loss	(21)	1,852	1,831
Comprehensive loss	(14,852)	1,893	(12,959)

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2019
(In thousands)	As Reported	Adjustment	As Revised
Depreciation and amortization	$5,831	$(88)	$5,743
Operating loss	(28,516)	88	(28,428)
Net loss	(30,712)	88	(30,624)
Foreign currency translation loss	(118)	(1,201)	(1,319)
Comprehensive loss	(30,830)	(1,113)	(31,943)

Note 2. Financial Statement Presentation and Recent Accounting Updates
The accompanying unaudited condensed consolidated financial statements comprise the accounts of Pareteum and its wholly owned and majority owned subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and account balances have been eliminated in consolidation. The Company evaluates subsequent events through the date of filing this Report with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended June 30, 2020 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2020. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2021 (the “2019 Annual Report”).
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
Accounting Standards Adopted in the Current Year
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The guidance can be applied either prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company adopted this standard on January 1, 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial condition, results of operations, cash flows, and financial statement disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU-2017-04”), which simplifies the accounting for goodwill impairment testing by eliminating Step 2 from the goodwill impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, versus determining an implied fair value in Step 2 to measure the impairment loss. ASU 2017-04 is effective for annual periods beginning after December 15, 2019. The Company adopted this standard on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. ASU 2018-13 adds, modifies, and removes previous disclosure requirements. Eliminated disclosures include items such as removing disclosures for the valuation process for Level 3 measurements, the policy for timing of transfers between levels of the fair value hierarchy, and changes in unrealized gains and losses included in earnings for recurring Level 3 measurements held at the reporting period. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company adopted ASU 2018-13 on January 1, 2020 and it had no material impact on the disclosures in the consolidated financial statements.
In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer (“ASU 2019-08”). Under this new guidance, share-based payment awards issued to a customer are recorded as a reduction of the transaction price in revenue with an amount measured under the grant-date fair value of the award. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the income statement. The award is measured and classified under ASC 718, Stock Compensation, for its entire term, unless the award is modified after it vests and the grantee is no longer a customer. ASU 2019-08 is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2019-08 on January 1, 2020, which did not have a material impact on the Company’s financial condition, results of operations, and cash flows.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications made and hedging relationships entered into from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company does not believe the adoption of ASU 2020-04 will have a material impact on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature, and (2) convertible instruments with a beneficial conversion feature. Upon adoption, a convertible debt instrument will be accounted for as a single liability at amortized cost unless (a) the convertible instrument contains features that require bifurcation as a derivative under ASC 815, Derivatives and Hedging (“ASC 815"), or (b) the convertible debt instrument was issued at a substantial premium. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. ASU 2020-06 is effective for public entities, excluding smaller reporting companies, in fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. For public business entities that meet the definition of a smaller reporting company, the amendments in ASU 2020-06 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company meets the definition of a smaller reporting company and is currently evaluating the impact of adoption of ASU 2020-06 on its consolidated financial statements.
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Balance Sheet Information
The following tables present details of our unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Notes receivable, net
ValidSoft	$503	$512
Yonder Media Mobile	—	3,355
Notes receivable	503	3,867
Current portion of notes receivable	503	3,867
Reserve against current portion of notes receivable	—	(3,355)
Notes receivable, net	$503	$512
The ValidSoft note bears interest at 5.0% annually and, pursuant to an amendment, matured on March 31, 2021. On April 6, 2021, the Company entered into an agreement with ValidSoft to accept $0.3 million as payment in full, which was received in the second quarter of 2021.
The Company extended a $0.5 million promissory note receivable to Yonder Media Mobile (“Yonder Media”) in 2018, bearing interest at 6.0% annually and maturing on May 26, 2020. In the first quarter of 2019, the Company extended three additional promissory notes receivable to Yonder Media aggregating $2.7 million with interest rates of 12.0% annually, with all principal and interest due on the maturity dates, which ranged from July 2020 to August 2020.
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

(In thousands)	June 30, 2020	December 31, 2019
Prepaid expenses and other current assets
Prepaid insurance and legal fees	$463	$762
Prepaid software license and support	791	890
Prepaid corporate taxes	184	214
Prepaid expenses-other	708	714
Valued added tax	543	591
Other receivables	67	451
Other assets	326	831
Prepaid expenses and other current assets	$3,082	$4,453

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	June 30, 2020	December 31, 2019
Property, equipment, and software development, net
Furniture and fixtures	$171	$171
Computer, communications, and network equipment	17,535	17,450
Construction in progress	105	—
Software	4,159	4,150
Automobiles	13	13
Leasehold improvements	25	131
Software development	11,777	8,552
Property, equipment, and software development, at cost	33,785	30,467
Accumulated depreciation and amortization	(27,887)	(24,205)
Property, equipment, and software development, net	$5,898	$6,262
For the six months ended June 30, 2020 and 2019 expenditures for property, equipment, and software development were $3.7 million and $2.6 million, respectively; and depreciation and amortization recognized on property, equipment, and software development was $4.0 million and $2.2 million, respectively.

	As of June 30, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustments	Intangible Assets, Net
Intangible assets, net
Developed technology	$26,829	$(5,301)	$(14,651)	$(622)	$6,255
Consumer relationships	25,300	(3,190)	(14,434)	(512)	7,164
Trade names	3,544	(969)	(1,757)	(102)	716
Total	$55,673	$(9,460)	$(30,842)	$(1,236)	$14,135

	As of December 31, 2019 (As Revised)
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustments	Intangible Assets, Net
Intangible assets, net
Developed technology	$26,829	$(4,800)	$(14,651)	$(623)	$6,755
Consumer relationships	25,300	(2,409)	(14,434)	(511)	7,946
Trade names	3,544	(885)	(1,757)	(103)	799
Total	$55,673	$(8,094)	$(30,842)	$(1,237)	$15,500
Amortization of intangible assets in the six months ended June 30, 2020 and 2019 was $1.4 million and $3.5 million, respectively.
The following table provides the estimated future amortization expense related to intangible assets held as of June 30, 2020:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
2020 (excluding the six months ended June 30, 2020)	$1,138
2021	2,765
2022	2,715
2023	2,715
2024	2,715
Thereafter	2,087
Total	$14,135

(In thousands)
Goodwill
Balance, December 31, 2018 (As Revised)	$100,428
Business combinations	37,821
Impairment	(125,923)
Foreign currency translation adjustment	(2,227)
Balance, December 31, 2019 (As Revised)	10,099
Foreign currency translation adjustment	12
Balance, June 30, 2020	$10,111

(In thousands)	June 30, 2020	December 31, 2019
Accrued expenses and other payables
Accrued selling, general and administrative expenses	$2,692	$2,720
Accrued salary and bonus	398	2,005
Accrued employee benefits	852	564
Accrued cost of service	970	627
Accrued taxes (including VAT)	3,290	2,637
Accrued interest payable	142	53
Accrued customer credit	2,018	3,393
Other accrued expenses	2,330	1,617
Accrued expenses and other payables	$12,692	$13,616
Note 4. Lease Commitments
The Company leases property under operating leases with varying expiration dates between 2021 and 2025. The Company also leases equipment and automobiles under operating leases with expiration dates between 2022 and 2025. The Company determines if an arrangement is a lease at inception. The Company presents operating leases in right-of-use assets and lease liabilities, while finance leases are presented in property, equipment, and software development, net, and lease liabilities in the unaudited condensed consolidated balance sheets.
The following table presents information related to leases as of June 30, 2020 and December 31, 2019:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)		June 30, 2020	December 31, 2019
Assets:
Operating leases	Right-of-use assets, net(1)	$984	$2,241
Finance leases	Property, equipment, and software development, net(2)	118	133
Total leased assets		$1,102	$2,374
Liabilities:
Current:
Operating leases	Current portion of lease liabilities	$545	$2,376
Finance leases	Current portion of lease liabilities	47	46
Current portion of lease liabilities		592	2,422
Noncurrent:
Operating leases	Lease liabilities, net of current portion	438	333
Finance leases	Lease liabilities, net of current portion	58	82
Lease liabilities, net of current portion		496	415
Total lease liabilities		$1,088	$2,837
(1) Right-of-use assets are recorded net of accumulated amortization of $1.1 million and $2.0 million as of June 30, 2020 and December 31, 2019, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $24 thousand and $9 thousand as of June 30, 2020 and December 31, 2019, respectively.
The following table presents maturities of lease liabilities as of June 30, 2020:

(In thousands)	Operating Leases	Finance Leases
2020 (excluding the six months ended June 30, 2020)	$58	$25
2021	505	51
2022	220	34
2023	207	—
2024	134	—
Thereafter	24	—
Total lease payments	1,148	110
Imputed interest	(165)	(5)
Total lease liabilities	983	105
Current portion of lease liabilities	545	47
Lease liabilities, net of current portion	$438	$58
Note 5. Debt
Senior Convertible Note
On June 8, 2020, the Company issued a $17.5 million Senior Convertible Note due April 1, 2025 to High Trail Investments SA LLC (“High Trail”) for $14.0 million (the “Proceeds”). The Company received $4.0 million of the Proceeds for working capital and the remaining $10.0 million was deposited into a blocked bank account based on the terms of a Control Agreement, and incurred approximately $0.5 million of legal fees. Under the terms of the Control Agreement, the Company can access the funds from the blocked account as follows:
•$3.0 million when the Company received $4.0 million in additional financing. The Company received the additional financing in July 2020 and the funds were released to the Company to be used for working capital purposes; and
•On or prior to October 31, 2020, $7.0 million when the Company met certain specified conditions (the “Specified Conditions”) as of any date and on each of the 20 previous trading days prior to such date as defined in the Senior Convertible Note; and
◦The Company can issue shares of its common stock upon conversion that are not subject to restrictions on resale;

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Senior Convertible Note contains customary events of default, as well as events of default if the Company fails to use reasonable efforts to obtain the approval of its stockholders for the issuance of the shares issuable upon conversion by October 31, 2020, the Company’s common stock ceases to be traded on the Nasdaq Capital Market, or the Company fails to restate its financial statements for the year ended December 31, 2018 and the quarters ended March 31, 2019 and June 30, 2019, in each case, prior to October 31, 2020 or fails to timely file its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of, among other things, the Company’s common stock no longer being traded on the Nasdaq Stock Market, the Company failing to restate its financial statements for the year ended December 31, 2018 and the quarters ended March 31, 2019 and June 30, 2019, in each case, prior to October 31, 2020, and its failure to timely file its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required by the Exchange Act, the Company is currently in default.
The Senior Convertible Note is convertible into shares of the Company’s common stock, including any portion constituting an optional redemption payment amount, at High Trail's election. The conversion rate is equal to 1,666.667 shares of the Company’s common stock for every $1,000 of Senior Convertible Note principal outstanding, or $0.60 per share.
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
See Note 11. Subsequent Events for additional information about the Senior Convertible Note, including events of default.
Derivative Liability
The Senior Convertible Note contains embedded features that are required to be bifurcated and recorded at fair value and then remeasured separately at each reporting date with the changes in fair value recognized in other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive loss under ASC 815. These embedded features include conversion features that allow for a change in the conversion rate in connection with certain equity issuances, payments based on a fundamental change feature, and payments based on certain events of defaults.
The Company estimated the fair values of the embedded derivatives using a Monte Carlo simulation, which utilizes inputs including the Company’s common stock price, probability assumptions, its historical volatility, risk-free rate, and time to maturity. The estimated fair values are a Level 3 measurement as defined by ASC 820, Fair Value Measurement, as they are based on significant inputs not observable in the market.
The following table presents the fair value of the derivative liability as of the issuance date of the Senior Convertible Note and June 30, 2020:

(In thousands)	June 8, 2020	Fair Value Adjustment	June 30, 2020
Conversion features	$153	$—	$153
Optional acceleration upon default	588	54	642
Fundamental change	44	(8)	36
Derivative liability	$785	$46	$831
The initial fair value of the embedded derivatives was recorded as a debt discount in the condensed consolidated balance sheet as a direct deduction from the face amount of the Senior Convertible Note, and is being amortized using the straight-line method as the

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
redemption amounts are not fixed and, in addition, are contingent upon High Trail exercising the redemption amounts through April 1, 2025. The amortization of the initial fair value of the embedded derivatives is recorded to interest expense.
For the three and six months ended June 30, 2020, the Company recognized other expense of $46 thousand for the change in the estimated fair value of the derivative liability on the issuance date of the Senior Convertible Note and June 30, 2020.
Warrant Liability
In connection with issuance of the Senior Convertible Note, the Company granted High Trail a warrant to purchase 15,000,000 shares of its common stock at an exercise price of $0.58 per share expiring on June 8, 2025. The warrant is not indexed to the Company’s own stock and is classified as a liability and is subsequently measured at fair value with the changes in fair value recognized in other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive loss in accordance with ASC 815.
The fair value of the warrant at June 8, 2020, the issuance date of the warrant, and as of June 30, 2020 were estimated using the Black-Scholes option pricing model using the assumptions described below. At each date, the Company’s stock price and the exercise price of the warrant, the expected volatility based on the Company’s historical volatility over the remaining contractual term of the warrant and the risk-free interest rate, which was based on the U.S. Treasury yield curve over the remaining contractual term of the warrant.
The following table presents the fair value of the warrant liability and assumptions used in the Black-Scholes option pricing model used as of the issuance date of the Senior Convertible Note and June 30, 2020:

(Dollars in thousands)	June 8, 2020	Fair Value Adjustment	June 30, 2020
Assumptions:
Expected volatility	128.21%		128.94%
Risk-free rate	0.45%		0.29%
Remaining contractual term (year)	5.00		4.94
Expected dividend yield	0.00%		0.00%

Warrant liability	$7,256	$688	$7,944
The initial fair value of the warrant liability was recorded as a debt discount in the unaudited condensed consolidated balance sheet as a direct deduction from the face amount of the Senior Convertible Note, and is being amortized using the straight-line method through April 1, 2025 as interest expense.
For the three and six months ended June 30, 2020, the Company recognized other expense of $0.7 million for the change in the estimated fair value of the warrant liability on the issuance date of the Senior Convertible Note and June 30, 2020.
As of June 30, 2020, the net carrying amount of the Senior Convertible Note is as follows:

(In thousands)	June 30, 2020
Principal	$17,500
Unamortized debt discount and debt issuance costs	(3,925)
Unamortized High Trail warrant	(7,177)
Unamortized embedded derivatives	(776)
Senior Convertible Note, net	$5,622
The following table presents the components of noncash interest expense relating to the Senior Convertible Note for the three and six months ended June 30, 2020:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Three and Six Months Ended June 30, 2020
Amortization of debt discount	$38
Amortization of debt issuance costs	5
Amortization of the High Trail warrant	79
Amortization of the embedded derivatives	9
Noncash interest expense, Senior Convertible Note	$131
Series C Redeemable Preferred Stock
During the six months ended June 30, 2020, the Company issued 70.2 shares of Redeemable Preferred Stock with a stated value of $7.0 million for gross proceeds of $6.0 million. The Company received net proceeds of $5.7 million after deducting transaction costs of $0.3 million. The Redeemable Preferred Stock requires mandatory redemption one year after the issuance date, together with an 8.0% dividend and a 12.5% premium on the stated value. As of June 30, 2020 and December 31, 2019 there were 175.53 and 105.33 shares of Redeemable Preferred Stock outstanding, respectively, with redemption dates ranging from December 24, 2020 to June 30, 2021.
The following table presents the components of the Redeemable Preferred Stock as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Stated value	$17,253	$10,533
Unamortized debt discount	(4,231)	(5,776)
Accretion of redemption premium	904	25
Accrued dividends	576	16
Redeemable Preferred Stock, net	$14,502	$4,798
The components of financing expense related to the Redeemable Preferred Stock were as follows for the three and six months ended June 30, 2020:

(In thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Amortization of debt discount	$1,548	$2,742
Accretion of redemption premium	493	879
Accrual of dividends	308	555
Noncash interest expense, Redeemable Preferred Stock	$2,349	$4,176
By their terms, the Redeemable Preferred Stock is not convertible into other securities of the Company. See Note 11. Subsequent Events for additional information about the Redeemable Preferred Stock.
Promissory Notes
The promissory notes are comprised of six bank notes secured by Artilium with varying original maturity dates ranging between 6 and 24 months with an average interest rate of 2.0%. The notes are not convertible. As of June 30, 2020 and December 31, 2019, the outstanding balance on the promissory notes was $1.0 million and $1.0 million, respectively.
Related Party Loan
The Company has a loan payable to Comsystems, a company owned by Gerard Derenbos. Prior to the Artilium acquisition, Mr. Derenbos held approximately 15% of the total outstanding common shares of Artilium, and was an Artilium board member. As of June 30, 2020 and December 31, 2019, the outstanding balance was $0.4 million and $0.4 million, respectively. The loan bears interest at 8.0% and matures on December 31, 2021. All principal and interest are due on the maturity date.
Paycheck Protection Program Loans
On May 4, 2020, Pareteum received a $0.6 million PPP loan and on May 8, 2020, iPass received an $0.8 million PPP loan under the CARES Act. The PPP Loans are administered by the U.S. Small Business Administration, mature two years from the funding date, and bear interest at 1.0%.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the terms of the CARES Act, the Company applied for and received forgiveness of the PPP Loans. See Note 11. Subsequent Events for additional information about the PPP Loans.
Note 6. Stockholders’ Equity (Deficit)
Preferred Stock
The Company is authorized to issue up to 49,995,966 shares of preferred stock. As of June 30, 2020 and December 31, 2019, there were 175.53 and 105.33 shares issued and outstanding, respectively. The outstanding shares of preferred stock as of June 30, 2020 and December 31, 2019 are classified as debt. See Note 5. Debt and Note 11. Subsequent Events for additional information about the Redeemable Preferred Stock.
Common Stock
The Company is authorized to issue up to 500,000,000 shares of common stock. As of June 30, 2020 and December 31, 2019, the issued and outstanding shares were 140,325,114 and 139,060,180, respectively.
The following table presents common stock activity for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Common stock outstanding, beginning of period	139,060,180	98,292,530
Shares issued for acquisition of iPass	—	9,865,412
Shares issued for acquisition of Devicescape	—	400,000
Warrant exercises	—	858,344
Shares issued for conversion of note	—	84,220
Shares issued in connection with debt facility	—	425,000
Shares issued for settlement of accounts payable/debt	—	786,246
Shares issued for exercised stock options	—	176,177
Vesting of restricted and common stock awards	1,264,934	1,506,420
Common stock outstanding, end of period	140,325,114	112,394,349
Warrants
The Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The following table summarizes warrant activity for the six months ended June 30, 2020 and the year ended December 31, 2019:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Warrants outstanding, beginning of period	38,111,211	3,789,482
Issued	17,000,000	39,199,998
Exercised	—	(4,818,269)
Expired	(610,000)	(60,000)
Warrants outstanding, end of period	54,501,211	38,111,211
As of June 30, 2020 and December 31, 2019, 39,501,211 and 38,111,211 of the outstanding warrants have been recorded and classified as equity. Exercise prices for the outstanding warrants range from $0.37 to $5.38; the weighted average exercise price for the outstanding warrants as of June 30, 2020 is $1.66; and the outstanding warrants expire from 2020 to 2026. See Note 5. Debt for additional information about the outstanding warrants classified as liabilities.
Note 7. Income Taxes
The following table presents details of income tax expense (benefit):

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Income tax expense (benefit)	$15	$(197)	$(82)	$(364)
Our effective tax rates were (0.1)% and 1.3% for the three months ended June 30, 2020 and 2019, respectively, and 0.4% and 1.2% for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rates were lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions.
The Company had no uncertain tax positions as of June 30, 2020 and December 31, 2019.
Note 8. Supplemental Cash Flow Information
The following table provides supplemental cash flow information for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash received during the period for interest	$8	$87
Cash paid during the period for interest	3	1,023
Cash paid during the period for income taxes	29	10
Operating cash outflows from operating leases	360	1,656
Operating cash outflows from finance leases (interest)	3	2
Financing cash outflows from finance leases	25	17
NONCASH FINANCING ACTIVITIES:
Shares issued in business combinations	—	28,610
Shares issued for asset purchase	—	1,692
Conversion of notes, including converted accumulated interest	—	147
Right-of-use lease assets and financing	259	—
Warrants issued for settlement agreement	653	—
Note 9. Segment and Geographic Information
Segment Information
Segment information is prepared on the same basis that our chief operating decision-makers (“CODMs”), who are our interim chief executive officer and interim chief financial officer, evaluate financial results, make key operating decisions, and for which discrete financial information is available. As of June 30, 2020, the Company has aggregated its three operating segments, which have similar economic characteristics and all provide their customers with communication connectivity services achieved through sales and marketing channels across all three operating segments through their CPaaS, into one reportable segment—Communication Connectivity Services. The measure of profitability our CODMs use to evaluate financial results for our reportable segment is operating income (loss).
The following table presents disaggregated revenues from external customers derived from Communication Connectivity Services for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Monthly service	$15,823	$16,738	$35,742	$29,598
Installation and software development	282	138	418	347
Total revenue	$16,105	$16,876	$36,160	$29,945
Geographic Information

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information about our consolidated revenues for the three and six months ended June 30, 2020 and 2019, based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
International	$10,711	$11,342	$21,988	$21,597
United States	5,394	5,534	14,172	8,348
Total revenue	$16,105	$16,876	$36,160	$29,945
Note 10. Commitments and Contingencies
Commitments
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company entered into the Strategic Connectivity Agreement (the “Connectivity Agreement”) with Hutchison 3G UK Limited (“3UK”) on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.6 million dollars (the “Implementation Fee”) for the implementation of a mobile virtual network operator ("MVNO" and specifically, the “3UK MVNO”), and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. On February 19, 2021, the Company and 3UK amended the Connectivity Agreement to eliminate some of the invoicing functionality of the 3UK MVNO, which will reduce the Implementation Fee to $0.4 million. The Implementation Fee is payable upon the satisfactory completion of certain agreed upon milestones. As of June 30, 2020, none of those milestones had been achieved, however, as of the date of this Report, two of the four milestones had been achieved.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Agreement for the Sale and Purchase of Credit Voucher (the “Credit Voucher Agreement”) with PCCW Global Limited (“PCCW”) under which the Company is obligated to purchase a credit voucher for $28.1 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of June 30, 2020, $0.1 million of the purchase price has been paid and $0.4 million of the purchase price has been recorded in accrued expenses and other payables in the condensed consolidated balance sheet. The remaining $27.6 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, whereafter the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW each quarter.
Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2022 be less than $7.3 million, the Company is obligated to remit a make-up payment (the “2022 Make-up Payment”) for the difference between $7.3 million and the aggregate monthly charges offset with the credit voucher. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2023, plus any 2022 Make-up Payment, if applicable, be less than $12.9 million, the Company is obligated to remit a make-up payment (the “2023 Make-up Payment”) for the difference between $12.9 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2024, plus any 2022 Make-up Payment and any 2023 Make-up Payment, if applicable, be less than $19.7 million, the Company is obligated to remit a make-up payment (the “2024 Make-up Payment”) for the difference between $19.7 million and the aggregate monthly charges offset with the credit voucher, plus the 2022 Make-up Payment and the 2023 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2025, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment, if applicable, be less than $27.6 million, the Company is obligated to remit a final make-up payment for the difference between $27.6 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment.
The following table presents the minimum amounts due under the Company’s unconditional purchase obligations as of June 30, 2020:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Connectivity Agreement	Credit Voucher Agreement	Total
2020 (excluding the six months ended June 30, 2020)	$112	$—	$112
2021	281	—	281
2022	—	—	—
2023	—	7,311	7,311
2024	—	5,624	5,624
Thereafter	—	14,622	14,622
Total	$393	$27,557	$27,950
The following table presents management’s estimate of the timing of amounts due under the Company’s unconditional purchase obligations as of June 30, 2020:

(In thousands)	Connectivity Agreement	Credit Voucher Agreement	Total
2020 (excluding the six months ended June 30, 2020)	$112	$—	$112
2021	281	—	281
2022	—	307	307
2023	—	8,242	8,242
2024	—	6,734	6,734
Thereafter	—	12,274	12,274
Total	$393	$27,557	$27,950
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
The following actions were initiated or settled on or before June 30, 2020:
Ellenoff Grossman & Schole LLP. On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $0.8 million in unpaid legal fees for January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement for the full $0.8 million with agreed-upon monthly installment payments through August 31, 2019. As of June 30, 2020, the amount outstanding on the settlement agreement is $0.1 million.
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following actions were initiated after June 30, 2020:
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
Stephen Brown v. Elephant Talk North America Corporation and Elephant Talk Communications Corp., Case No. 5:18-cv-902-R in the Western District of Oklahoma. A former consultant, Steve Brown (“Plaintiff Brown”) brought a lawsuit against Pareteum and its subsidiary claiming approximately five years’ unpaid consulting fees in an amount equal to $0.8 million. The Company believes some or all of his claims are time-barred and/or frivolous. The Company’s position is that Plaintiff Brown was dismissed for cause in 2013/14, and intends to defend itself in this matter vigorously.
Unclaimed Property Compliance

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 11. Subsequent Events
The Company has evaluated subsequent events through the date of the filing of this Report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On April 29, 2021, the Company entered into a securities purchase agreement, dated as of April 13, 2021 (the “Junior Convertible Notes Securities Purchase Agreement”), with two initial investors and other investors as may become party thereto from time to time (a “Note Purchaser” and collectively, the “Note Purchasers”) providing for the issuance and sale by the Company of up to $6.0 million aggregate principal amount of additional Junior Convertible Notes and warrants (the “Warrants”) to purchase up to 5,000,000 shares of its common stock at an exercise price of $0.40. Under the Junior Convertible Notes Securities Purchase Agreement, a Note Purchaser will be issued Warrants equal to 83.33333333% of the principal amount of Junior Convertible Notes acquired. The additional Junior Convertible Notes and accompanying Warrants may be sold from time to time to one or more Note Purchasers under the terms of the Junior Convertible Notes Securities Purchase Agreement. On April 29, 2021, the Company closed on the sale of additional Junior Convertible Notes in the aggregate principal amount of approximately $1.8 million and Warrants to purchase 1,490,000 shares of common stock under the Junior Convertible Notes Securities Purchase Agreement for an aggregate purchase price of $1.5 million.
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
8% Series C Redeemable Preferred Stock
On various dates from July 21, 2020 through August 18, 2020, the Company issued 42.14 shares Redeemable Preferred Stock with a stated value of $4.2 million for an aggregate purchase price of $2.8 million, from which the Company received net proceeds of $2.9 million after deducting legal fees of $0.1 million. By their terms, those shares are not convertible into other securities of the Company. However, on various dates from July 17, 2020 through October 1, 2020, the Company entered into exchange agreements with the holders of those 42.14 shares, which allows either the Company or the holders to exchange such shares of Redeemable Preferred Stock for shares of the Company's common stock, with the exchange ratio determined by a formula set forth in such exchange agreements. In connection with the Company’s entry into the Omnibus Agreement, the holders of 91.38 shares of Redeemable Preferred Stock surrendered such shares to the Company as consideration for new Junior Convertible Notes.
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
Delisting of the Company’s Common Stock
On November 5, 2020, the Company notified the Nasdaq Hearings Panel (the “Hearings Panel”) that it would not be able to file this Report, its amended Annual Report on Form 10-K/A for the year ended December 31, 2018, its Annual Report on Form 10-K for the year ended December 31, 2019 or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 by November 9, 2020, the date by which the Hearings Panel had required the Company to make such filings in order for the Company’s common stock to remain listed on the Nasdaq Stock Market. In response to the Company’s notice to Hearings Panel that it would not satisfy the conditions to the exception to the listing requirements granted, Hearings Panel notified the Company by letter dated November 10, 2020 that the Company’s common stock would be delisted, and trading of its common stock on the Nasdaq Stock Market was suspended effective at the open of business on November 12, 2020. After the trading of the Company’s common stock was suspended by Nasdaq, prices for the Company’s common stock began to be quoted on the OTC Markets Group Inc.’s Pink Open Market.
Asset Disposition
In August 2020, the Company entered into an asset transfer agreement and a software license agreement with a data communications provider (the “Asset Purchaser”), pursuant to which the Asset Purchaser agreed to purchase certain property and equipment and a software license related to a Mobile Virtual Network Enabler solution for total cash consideration of $12.3 million. The Asset Purchaser paid $4.7 million in August 2020 and the remainder in December 2020 upon the completion of the transfer to the Asset Purchaser. The Company recorded a gain on sale of assets of $10.8 million for the difference between the consideration received and the carrying value of the property and equipment and the software license.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Report, including, without limitation, matters discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report, with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part II, Item 8 of our 2019 Annual Report, and “Risk Factors” included in Part I, Item 1A of our 2019 Annual Report and our Annual Report on Form 10-K for the period ended December 31, 2020 filed with the SEC on June 14, 2021 (the “2020 Annual Report”). This Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. With the exception of historical matters, the matters discussed in this Report are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. However, our actual results may differ materially from those contained in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
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
Management has reevaluated the Company's critical accounting policies and the following areas represent its critical accounting policies as of June 30, 2020, and are described below:
•Revenue recognition and net billing in excess of revenues;
•Allowance for doubtful accounts;
•Income taxes;
•Share-based compensation;
•Warrant and embedded derivative liabilities;
•Business combinations;
•Goodwill and intangible assets impairment; and
•Contingent losses.
None of the Company's critical accounting policies have changed in the three months ended June 30, 2020. For a detailed discussion of these critical accounting policies, please refer to the “Critical Accounting Policies” in MD&A, Part I, Item 7 of the in the 2019 Annual Report and Part I, Item 2 of the quarterly report on Form 10-Q for the period ending March 31, 2020.
Results of Operations
Comparison of the three months ended June 30, 2020 and 2019
Revenue
Revenue represents amounts earned from our mobile and CPaaS solutions. Our solutions take many forms, but our revenue generally consists of fixed and/or variable charges for services delivered monthly under a combined services and SaaS model. We also offer discrete (one-time) services for implementation and for development of specific functionality requested by our customers.
Revenue for the three months ended June 30, 2020 and 2019 were $16.1 million and $16.9 million, respectively. The $0.8 million, or 4.6%, decrease is primarily due to a decline in connectivity services impacted by the COVID-19 pandemic and its travel restrictions, partially offset by growth in mobility services.
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
Cost of revenue for the three months ended June 30, 2020 and 2019 was $11.9 million and $12.6 million, respectively. The $0.7 million, or 6.0%, decrease is primarily due to lower revenues.
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
Product development costs for the three months ended June 30, 2020 and 2019 were $2.4 million and $3.6 million, respectively. The $1.2 million, or 34.0%, decrease is primarily due to decreases in personnel and related costs as a result of the COVID-19 pandemic.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and related expenses of our sales and marketing staff, including commissions, payments to partners, marketing programs, and share-based compensation. Marketing programs consist of advertising, events, corporate communications, and brand building.
Sales and marketing expenses for the three months ended June 30, 2020 and 2019 were $1.5 million and $3.1 million, respectively. The $1.6 million, or 53.1%, decrease is primarily due to lower personnel costs from headcount reductions and reduced marketing activities due to the COVID-19 pandemic.
General and Administrative

General and administrative expenses consist primarily of overhead-related salaries and expenses, including share-based compensation, for nonemployee directors, finance and accounting, legal, internal audit, and human resources personnel, legal costs, professional fees and other corporate expenses.
General and administrative expenses for the three months ended June 30, 2020 and 2019 were $7.5 million and $8.4 million, respectively. The $0.9 million, or 10.1%, decrease is primarily due to reductions in personnel costs, consulting and legal fees, and facility costs.
Acquisition Costs
Acquisition costs represent incremental costs incurred in acquisitions.
Acquisition costs for the three months ended June 30, 2020 and 2019 were zero and $0.1 million, respectively. The $0.1 million decrease is primarily due to acquisition costs related to the 2019 iPass acquisition.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation and amortization of property, equipment, and software development, and amortization of intangible assets.
Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $2.8 million and $3.1 million, respectively. The $0.3 million, or 10.2%, decrease is primarily due to lower amortization of intangible assets, partially offset by higher depreciation of property, equipment, and software development. Depreciation and amortization of property, equipment, and software development for the three months ended June 30, 2020 and 2019 was $2.1 million and $1.1 million, respectively, and amortization of intangible assets for the three months ended June 30, 2020 and 2019 was $0.7 million and $2.0 million, respectively. The decrease in intangible asset amortization is due to the intangible asset impairment recognized in the fourth quarter of 2019.
Nonoperating Expenses, Net
The following table provides details of nonoperating expenses and income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(In thousands)	2020	2019
Nonoperating expense (income), net
Interest expense, net	$2,583	$929
Change in fair value of derivative liability	46	—
Change in fair value of warrant liability	688	—
Other expense, net	634	15
Total nonoperating expense, net	$3,951	$944
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2020 and 2019 was $2.6 million and $0.9 million, respectively. The $1.7 million increase is primarily due to higher indebtedness and higher amortization of deferred financing costs, debt discounts, and conversion features. Noncash interest expense in the three months ended June 30, 2020 and 2019 was $2.2 million and $0.3 million, respectively.
Change in Fair Value of Derivative and Warrant Liabilities
The aggregate change in the fair value of the derivative and warrant liabilities for the three months ended June 30, 2020 was $0.7 million. The change is primarily driven by the decrease in the price of our common stock.
Other Expense, Net
Other expense, net for the three months ended June 30, 2020 was $0.6 million and is primarily related to currency transaction losses. Other expense, net for the three months ended June 30, 2019 was not material.
Income Tax Expense (Benefit)
At the end of each reporting period, we estimate our annual effective consolidated income tax rate. The estimate used for the period ended June 30, 2020 may change in subsequent periods. Income tax expense (benefit) for the three months ended June 30, 2020 and 2019 was a benefit of approximately zero and a $0.2 million benefit, respectively.
Other Comprehensive Income
We record foreign currency translation gains and losses related to the translation adjustments of accounts denominated in foreign currencies, primarily the Euro, as other comprehensive income or loss, which for the three months ended June 30, 2020 and 2019 were gains of $0.3 million and $1.8 million, respectively.

Comparison of the six months ended June 30, 2020 and 2019
Revenue
Revenues for the six months ended June 30, 2020 and 2019 were $36.2 million and $29.9 million, respectively. The $6.3 million, or 20.8%, increase is primarily due to strong volume growth, including from new customers, partially offset by a decrease in connectivity services impacted by the COVID-19 pandemic and its travel restrictions.
Cost of Revenue
Cost of revenue for the six months ended June 30, 2020 and 2019 was $26.3 million and $20.7 million, respectively. The $5.6 million, or 27.2%, increase is primarily due to the increase in revenue.
Product Development
Product development costs for the six months ended June 30, 2020 and 2019 were $5.4 million and $6.2 million, respectively. The $0.8 million, or 12.8%, decrease is primarily due to a decrease in personnel and related costs in 2020 associated with the COVID-19 pandemic, partially offset by reduced capitalizable costs and increased share-based compensation expenses.
Sales and Marketing
Sales and marketing expenses for the six months ended June 30, 2020 and 2019 were $3.4 million and $6.0 million, respectively. The $2.6 million, or 44.0%, decrease is primarily due to a reduction in personnel costs due to headcount reductions, and decreases in marketing events and travel expenses due to Covid-19.
General and Administrative
General and administrative expenses for the six months ended June 30, 2020 and 2019 were $14.6 million and $16.3 million, respectively. The $1.7 million, or 10.6%, decrease is primarily due to lower share-based compensation expense and reduced travel expenses related to Covid-19, partially offset by increases in consulting and legal fees associated with the restatement of our financial statements.
Acquisition Costs
Acquisition costs for the six months ended June 30, 2020 and 2019 were zero and $3.4 million, respectively. The $3.4 million decrease is due to the costs associated with the 2019 acquisition of iPass.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $5.4 million and $5.7 million, respectively. The $0.3 million, or 6.0%, decrease is primarily due to lower amortization of intangible assets, partially offset by higher depreciation of property, equipment, and software development. Depreciation and amortization of property, equipment, and software development for the six months ended June 30, 2020 and 2019 was $4.0 million and $2.2 million, respectively, and amortization of intangible assets for the six months ended June 30, 2020 and 2019 was $1.4 million and $3.5 million, respectively. The decrease in intangible asset amortization is due to the intangible asset impairment recognized in the fourth quarter of 2019.
Nonoperating Expense, Net
The following table provides details of nonoperating expenses and income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019
Nonoperating expense (income), net
Interest expense, net	4,411	1,498
Change in fair value of derivative liability	46	—
Change in fair value of warrant liability	688	—
Loss on extinguishment of debt	—	1,000
Other expense (income), net	(669)	62
Total nonoperating expense, net	$4,476	$2,560
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2020 and 2019 was $4.4 million and $1.5 million, respectively. The $2.9 million increase is primarily due to higher amortization of deferred financing costs and debt discounts. Noncash interest expense in the six months ended June 30, 2020 and 2019 was $3.8 million and $0.4 million, respectively.
Change in Fair Value of Derivative and Warrant Liabilities

The aggregate change in the fair value of the derivative and warrant liabilities for the six months ended June 30, 2020 $0.7 million. The change is primarily driven by the decrease in the price of our common stock.
Loss on Extinguishment of Debt
In February 2019, we prepaid, in full, the loans payable to Fortress Credit Corp. assumed in the iPass acquisition and recognized a $1.0 million loss on extinguishment of debt from a prepayment penalty.
Other Expense (Income), net
Other income, net for the six months ended June 30, 2020 was $0.7 million and is primarily related to iPass accounts payable that were forgiven. Other expense, net for the six months ended June 30, 2019 was $0.1 million and is primarily related to foreign currency transaction losses.
Income Tax Benefit
Income tax benefit for the six months ended June 30, 2020 and 2019 was $0.1 million and $0.4 million, respectively.
Other Comprehensive Income (Loss)
We record foreign currency translation gains and losses related to the translation adjustments of accounts denominated in foreign currencies, primarily the Euro, as other comprehensive income or loss, which for the six months ended June 30, 2020 and 2019 were gains of $0.3 million and losses of $1.3 million, respectively.
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
Since June 30, 2020, we received net proceeds of $15.4 million as a result of the following debt offerings:
•Redeemable Preferred Stock – Net proceeds of $2.9 million from July 2020 to August 2020
•Senior Convertible Note – Net proceeds of $3.0 million in July 2020 and $1.0 million in December 2020
•Junior Convertible Notes – Net proceeds of $2.0 million in February 2021, $1.5 million in April 2021, and $5.0 million in June 2021
As reflected in the accompanying condensed consolidated financial statements, we reported a net loss of $23.3 million for the six months ended June 30, 2020, and had an accumulated deficit of $562.8 million as of June 30, 2020. As reflected in our 2019 Annual Report, we reported a net loss of $222.3 million for the year ended December 31, 2019, which included a $156.8 million noncash goodwill and intangible asset impairment charge. As of June 30, 2020, our cash balances, including $10.7 million of restricted cash, were $14.0 million.
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
Cash Flows
The following table summarizes net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash used in operating activities	$(8,735)	$(9,671)
Net cash used in investing activities	(3,685)	(6,620)
Net cash provided by financing activities	20,591	13,917
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(52)	(6)
Increase (decrease) in cash, cash equivalents, and restricted cash	$8,119	$(2,380)
Cash flows from operating activities
Cash used in operating activities was $8.7 million for the six months ended June 30, 2020, which was the result of a net loss of $23.3 million for the period, adjusted for noncash transactions, including depreciation and amortization of $5.4 million; provision for doubtful accounts of $0.5 million; share-based compensation of $2.9 million; change in the fair value of the derivative and warrant liabilities of the $0.7 million; amortization of deferred financing costs and debt discount accretion of $3.8 million; warrants issued for settlement agreement of $0.7 million; partially offset by a $0.5 million gain on settlement of rental agreement; and $1.0 million of cash provided by changes in operating assets and liabilities.
Cash used in operating activities was $9.7 million for the six months ended June 30, 2019, which was the result of a net loss of $30.6 million for the period, adjusted for noncash transactions, including depreciation and amortization of $5.7 million; provision for doubtful accounts of $0.1 million; share-based compensation of $7.7 million; the amortization of deferred financing costs and debt discount accretion of $0.4 million; shares issued for services of $1.4 million; and loss on extinguishment of debt $1.0 million; partially offset by deferred taxes of $0.5 million; and $5.1 million of cash provided by changes in operating assets and liabilities.
Cash flows from investing activities
Cash used in investing activities was $3.7 million and $6.6 million for the six months ended June 30, 2020 and 2019, respectively. Cash used in 2020 is related to purchases of property, equipment, and software development. Cash used in 2019 is primarily related to purchases of property, equipment, and software development of $2.6 million; investment in notes receivable of $2.7 million; and funds used in the acquisition of assets totaling $2.1 million.
Cash flows from financing activities
Cash provided by financing activities was $20.6 million for the six months ended June 30, 2020, primarily from the issuance of $14.0 million of indebtedness under the Senior Convertible Notes; the issuance of $6.0 million of Redeemable Preferred Stock; proceeds of $1.4 million from the PPP Loans; partially offset by the payment of $0.8 million of financing related fees.
Cash provided by financing activities was $13.9 million for the six months ended June 30, 2019, primarily from $1.6 million related to the exercise of warrants and options and $24.2 million from the issuance of indebtedness; partially offset by the repayment of $11.0 million of loans and $0.9 million of financing related fees.
Effect of exchange rate changes on cash, cash equivalents, and restricted cash
Effect of exchange rates on cash, cash equivalents, and restricted cash for the six months ended June 30, 2020 was a loss of $0.1 million, compared to an immaterial loss for the six months ended June 30, 2019.
Indebtedness
As of June 30, 2020, the Company's total indebtedness, excluding lease liabilities, was $39.7 million, which was comprised of the stated value plus the full premium of Redeemable Preferred Stock of $19.4 million, the principal balance of the Senior Convertible Note of $17.5 million, PPP Loans of $1.4 million, promissory notes of $1.0 million, and a related party loan of $0.4 million.
Off-Balance Sheet Arrangements
The Company has entered into certain off–balance sheet unconditional purchase obligations. The Company entered into the Connectivity Agreement with 3UK on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.6 million dollars for the implementation of the 3UK MVNO, and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. On February 19, 2021, the Company and 3UK amended the Connectivity Agreement to eliminate some of the invoicing functionality of the 3UK MVNO, which reduces the Implementation Fee to $0.4 million. The Implementation Fee is payable upon the satisfactory completion of certain agreed upon milestones. As of June 30, 2020, none of those milestones had been achieved, however, as of the date of this Report, two of the four milestones had been achieved.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Credit Voucher Agreement with PCCW under which the Company is obligated to purchase a credit voucher for $28.1 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of June 30, 2020, $0.4 million of the purchase price has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet. The remaining $27.6 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, whereafter the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW each quarter.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that, in light of the previously disclosed material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2020.
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
To address ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process, the Company has (i) removed all live access to all developers, internal and external, that previously enabled them to make coding changes directly in our reporting system; (ii) continued to monitor and document all changes made in our reporting system and added additional layers of documented review of these changes; (iii) instituted monitoring controls and sample testing on our reporting system to ensure the documented policies are being followed and the results of these tests are being reported to senior management at regular appropriate intervals; and (iv) enhanced our quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. Management believes the Company has taken significant steps towards the remediation of the identified material weaknesses, as of June 30, 2020.
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
Additionally, to ensure the Company maintains a strong internal control environment and to remediate the additional material weakness in internal controls over financial reporting identified in this Report, the Company: (v) has ceased the employment of personnel responsible for the revenue restatement and oversight of accounting and finance operations; (vi) is designing and implementing enhancements to internal controls over financial reporting including those related to sales processing, revenue recognition and equity accounting; (vii) has implemented a periodic review of financial reports and month-over-month balances with the purpose of identifying and investigating fluctuations and discrepancies in key accounts and transactions; (viii) will provide training to its finance and sales staff and key personnel on the appropriate guidelines to account for revenue in the telecom industry and emphasizing the importance of adherence to policies and procedures; (ix) is implementing a new application to manage equity; and (x) engaged outside resources and hired in-house controls personnel to monitor and assess internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than as set forth below or as previously disclosed in our filings with the SEC, we did not sell any equity securities during the three months ended June 30, 2020 in transactions that were not registered under the Securities Act. The issuance of securities in the transactions described below were each exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.
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
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or common stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to certain amendments to the Senior Convertible Note, the

Company agreed to pay the lender a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in certain blocked accounts against that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13.5 million. As of the date of this Report, the total amount of principal outstanding under the Senior Convertible Note is approximately $13.8 million.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a)Exhibits

10.1	Senior Secured Convertible Note, dated June 8, 2020, made by Pareteum Corporation (incorporated by reference Exhibit 10.1 to Form 8-K filed on June 9, 2020)
10.2*	Securities Purchase Agreement, dated June 8, 2020, between Pareteum Corporation and HT Investments SA, LLC (incorporated by reference Exhibit 10.2 to Form 8-K filed on June 9, 2020)
10.3	Warrant to Purchase Common Stock, dated June 8, 2020, issued by Pareteum Corporation (incorporated by reference Exhibit 10.3 to Form 8-K filed on June 9, 2020)
31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of the principal financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARETEUM CORPORATION

Date: July 28, 2021	By	/s/ Bart Weijermars
Bart Weijermars
Interim Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2021	By	/s/ Laura Thomas
Laura Thomas
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)