Form 10-Q
period 2020-09-30
PARETEUM Corp
filed 2021-08-10
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 9, 2021, there were 141,778,392 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended September 30, 2020

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par values)	September 30, 2020	December 31, 2019
		(As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$3,410	$4,447
Restricted cash	7,459	1,455
Accounts receivable, net of an allowance for doubtful accounts of $2,034 and $1,546 as of September 30, 2020 and December 31, 2019, respectively	12,085	8,307
Notes receivable, net	504	512
Prepaid expenses and other current assets	3,958	4,453
Total current assets	27,416	19,174
Right-of-use assets, net	1,033	2,241
Property, equipment, and software development, net	5,193	6,262
Intangible assets, net	13,562	15,500
Goodwill	10,557	10,099
Other assets	709	752
TOTAL ASSETS	$58,470	$54,028

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and customer deposits	$34,412	$30,374
Net billings in excess of revenues	2,285	2,529
Accrued expenses and other payables	11,041	13,616
Current portion of promissory notes	813	768
Current portion of related party loan	271	420
Current portion of lease liabilities	560	2,422
Derivative liability, Senior Convertible Note	725	—
Redeemable Preferred Stock, net	3,528	4,798
Other current liabilities	4,690	—
Total current liabilities	58,325	54,927
Senior Convertible Note, net	6,138	—
Lease liabilities, net of current portion	567	415
Promissory notes, net of current portion	430	225
Related party loan, net of current portion	88	—
Paycheck Protection Program loans	1,372	—
Derivative liability, Redeemable Preferred Stock	9,547	—
Warrant liability	8,641	—
Other liabilities	—	23
TOTAL LIABILITIES	85,108	55,590

Commitments and contingencies

Redeemable Preferred Stock: Redemption amount of $18,236 and zero as of September 30, 2020 and December 31, 2019, respectively	20,167	—

Stockholders’ deficit:
Preferred stock, $0.00001 par value: 49,995,966 shares authorized, 217.67 and 105.33 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—

Common stock and additional paid-in capital, $0.00001 par value: 500,000,000 shares authorized, 140,758,320 and 139,060,180 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	552,157	547,948
Accumulated other comprehensive loss	(9,175)	(10,017)
Accumulated deficit	(589,787)	(539,493)
TOTAL STOCKHOLDERS’ DEFICIT	(46,805)	(1,562)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT	$58,470	$54,028
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share values)	2020	2019	2020	2019
		(As Revised)		(As Revised)
Revenue	$16,531	$16,083	$52,691	$46,028
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	11,472	12,334	37,800	33,024
Product development	2,414	3,139	7,799	9,316
Sales and marketing	1,283	2,297	4,658	8,329
General and administrative	8,104	8,190	22,671	24,489
Acquisition costs	—	10	—	3,442
Depreciation and amortization	2,707	3,389	8,105	9,132
Total cost and operating expenses	25,980	29,359	81,033	87,732
Operating loss	(9,449)	(13,276)	(28,342)	(41,704)
Nonoperating expenses, net	17,528	12,237	22,003	14,797
Loss before income taxes	(26,977)	(25,513)	(50,345)	(56,501)
Income tax expense (benefit)	30	(394)	(51)	(758)
Net loss	(27,007)	(25,119)	(50,294)	(55,743)
Accrued dividends and accretion of redemption premium on Redeemable Preferred Stock	169	—	(169)	—
Net loss attributable to common equity	$(27,176)	$(25,119)	$(50,125)	$(55,743)

Loss per common share:
Net loss per share – basic and diluted	$(0.19)	$(0.22)	$(0.36)	$(0.51)
Weighted average shares outstanding during the period – basic and diluted	138,820,058	113,579,298	138,628,605	109,443,353

Net loss	$(27,007)	$(25,119)	$(50,294)	$(55,743)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	573	(5,486)	842	(6,805)
Comprehensive loss	$(26,434)	$(30,605)	$(49,452)	$(62,548)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
		(As Revised)	(As Revised)	(As Revised)
Redeemable Preferred Stock
Balance, beginning of period	$—	$—	$—	$—
Modification of Redeemable Preferred Stock	19,998	—	19,998	—
Accrual of dividends and accretion of redemption premium	169	—	169	—
Balance, end of period	$20,167	$—	$20,167	$—
Common stock and additional paid-in capital
Balance, beginning of period	$551,543	$499,020	$547,948	$453,995
Shares issued for acquisition of iPass	—	—	—	28,610
Shares issued for acquisition of Devicescape	—	—	—	1,692
Warrant exercises	—	—	—	2,188
Shares issued for conversion of note	—	—	—	147
Share-based compensation	783	2,672	3,725	10,416
Shares issued in equity fundraises (Sept. financing)	—	30,899	—	30,899
Warrants issued in September financing - pre-funded	—	6,781	—	6,781
Shares issued in connection with debt facility	—	2,168	—	3,775
Shares issued for settlement of accounts payable/debt	—	4,702	—	7,529
Shares issued for exercised stock options	—	1	—	211
Warrants issued for settlement of debt	—	—	653	—
Accrual of dividends and accretion of redemption premium on Redeemable Preferred Stock	(169)	—	(169)	—
Balance, end of period	552,157	546,243	552,157	546,243
Accumulated other comprehensive loss
Balance, beginning of period	(9,748)	(8,035)	(10,017)	(6,716)
Foreign currency translation gain (loss), net of tax	573	(5,486)	842	(6,805)
Balance, end of period	(9,175)	(13,521)	(9,175)	(13,521)
Accumulated deficit
Balance, beginning of period	(562,780)	(347,770)	(539,493)	(317,146)
Net loss	(27,007)	(25,119)	(50,294)	(55,743)
Balance, end of period	(589,787)	(372,889)	(589,787)	(372,889)
Total stockholders’ equity (deficit)	$(46,805)	$159,833	$(46,805)	$159,833
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2020	2019
		(As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,294)	$(55,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,105	9,132
Provision for doubtful accounts	678	3,582
Share-based compensation	3,725	10,416
Change in fair value of derivative and warrant liabilities	(203)	—
Amortization of deferred financing costs	423	230
Interest expense related to debt discount accretion and conversion feature	6,029	516
Shares issued for services	—	1,711
Warrants issued for settlement of debt	653	—
Loss on extinguishment of debt	14,739	8,873
Deferred tax	—	(741)
Gain on settlement of rental agreement	(469)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,082)	(2,241)
Prepaid expenses and other current assets	1,807	1,712
Accounts payable and customer deposits	3,670	10,919
Net billings in excess of revenues	(290)	50
Accrued expenses and other payables	(2,363)	(3,131)
Other current liabilities	4,689	—
Net cash used in operating activities	(13,183)	(14,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and software development	(5,555)	(4,765)
Acquisition of iPass, net of cash acquired	—	860
Investment in notes receivable	—	(2,700)
Acquisition of assets from Devicescape	—	(2,137)
Net cash used in investing activities	(5,555)	(8,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants and options	—	1,597
Proceeds from issuance of loans	14,770	27,400
Proceeds from issuance of Paycheck Protection Program loans	1,372	—
Repayment of loans	(652)	(41,451)
Gross proceeds from equity offerings	—	39,961
Financing related fees	(934)	(4,101)
Proceeds from issuance of Redeemable Preferred Stock	9,044	—
Net cash provided by financing activities	23,600	23,406
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	105	(80)
Increase (decrease) in cash, cash equivalents, and restricted cash	4,967	(131)
Cash, cash equivalents, and restricted cash, beginning of period	5,902	6,483
Cash, cash equivalents, and restricted cash, end of period	$10,869	$6,352
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Operations
Pareteum Corporation, a Delaware corporation ("Pareteum"), along with its wholly owned and majority-owned subsidiaries (the “Company,” “we,” “us,” or “our”) is an experienced provider of communications platform as a service (“CPaaS”) solutions. The Company empowers enterprises, communications service providers, early-stage innovators, developers, Internet of things ("IoT"), and telecommunications infrastructure providers with the freedom and control to create, deliver and scale innovative communications experiences. Our CPaaS solutions connect people and devices around the world using secure, ubiquitous, and highly scalable solutions to deliver data, voice, video, SMS/text messaging, media, and content enablement.
We have developed mobility, messaging, connectivity and security services and applications. Our platform hosts integrated information technology/back office and core network functionality for mobile network operators and other enterprises, which allows our customers to implement and leverage mobile communications solutions on a fully outsourced software as a service ("SaaS"), platform as a service ("PaaS"), and/or infrastructure as a service ("IaaS") basis: made available either as an on-premise solution or as a fully hosted service in the cloud, depending on the needs of our customers.
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
Artilium plc (“Artilium”), a wholly owned subsidiary of Pareteum since October 2018, is a software development company active in the enterprise communications and core telecommunications markets delivering software solutions, which layer over disparate fixed, mobile, and intellectual property networks to enable the deployment of converged communication services and applications. iPass, Inc. ('iPass"), another wholly owned subsidiary of Pareteum since February 2019, is a cloud-based service provider of global mobile connectivity, offering Wi-Fi access on any mobile device through its SaaS platform.
Pareteum is quoted on the OTC Markets Group Inc.'s Pink Open Market and traded under the symbol "TEUM."
Liquidity
As reflected in the accompanying unaudited condensed consolidated financial statements, the Company reported net losses of $50.3 million for the nine months ended September 30, 2020 and $222.3 million for the year ended December 31, 2019. The 2019 net loss included goodwill and intangible asset impairment of $156.8 million. As of September 30, 2020, the Company had an accumulated deficit of $589.8 million and cash balances available for operations of $3.4 million.
On December 10, 2019, the Company’s Board of Directors designated 255 shares of preferred stock to be 8.0% Series C Redeemable Preferred Stock (the “Redeemable Preferred Stock”) with a stated value of $100,000 per share. On various dates from December 24, 2019 through August 18, 2020, the Company issued 217.67 shares of Redeemable Preferred Stock in private placement transactions exempt from the registration requirements of the Securities Act of 1933, as amended ("the Securities Act"), with a stated value of $21.8 million for an aggregate purchase price of $13.9 million, from which the Company received net proceeds of $13.1 million after deducting legal fees of $0.8 million.
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
On June 8, 2020, the Company issued a $17.5 million Senior Secured Convertible Note (the “Senior Convertible Note”) for a purchase price of $14.0 million, of which $10.0 million was maintained in one or more blocked accounts. The terms of the Senior Convertible Note and related documents require the Company to meet certain specified conditions and covenants to release the proceeds in the blocked accounts, some of which have not been satisfied. In July 2020, $3.0 million was released when the Company received additional funding through the sale of Redeemable Preferred Stock. On December 1, 2020, December 23, 2020, February 1, 2021, and March 1, 2021, we entered into various agreements (the “Forbearance Agreements”), under which: (i) we admitted that we were in default of several obligations under the Senior Convertible Note and related agreements, (ii) the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the earlier of March 31, 2021 and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the Forbearance Agreements. As a result of the defaults, the interest rate paid on the principal outstanding under the Senior Convertible Note increased to 18.0% per annum. On December 23, 2020, $1.0 million was released to the Company from the blocked account and on April 8, 2021, the remaining $6.0 million in the blocked account was removed by the lender in partial satisfaction of the Senior Convertible Note.

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
The cumulative effect of adjustments required to correct the immaterial errors in the consolidated financial statements as of December 31, 2018 and 2019, and June 30, 2019 are reflected in the revised goodwill, intangible assets, net, accumulated other comprehensive loss, and accumulated deficit balances as of December 31, 2018 and 2019, and June 30, 2019 as follows:

	As of December 31, 2018
(In thousands)	As Reported	Adjustment	As Revised
Goodwill	$101,375	$(947)	$100,428
Intangible assets, net	39,658	(394)	39,264
Accumulated other comprehensive loss	(5,389)	(1,327)	(6,716)
Accumulated deficit	(317,132)	(14)	(317,146)

	As of June 30, 2019
(In thousands)	As Reported	Adjustment	As Revised
Goodwill	$139,195	$(1,812)	$137,383
Intangible assets, net	51,037	(638)	50,399
Accumulated other comprehensive loss	(5,507)	(2,527)	(8,034)
Accumulated deficit	(347,844)	75	(347,769)

	As of December 31, 2019
(In thousands)	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$(5,608)	$(4,409)	$(10,017)
Accumulated deficit	(543,902)	4,409	(539,493)
The consolidated statements of operations for the three and nine months ended September 30, 2019 have been revised as follows:

	Three Months Ended September 30, 2019
(In thousands)	As Reported	Adjustment	As Revised
Depreciation and amortization	$3,443	$(54)	$3,389
Operating loss	(13,330)	54	(13,276)
Net loss	(25,173)	54	(25,119)
Foreign currency translation gain (loss)	(49)	(5,437)	(5,486)
Comprehensive loss	(25,222)	(5,383)	(30,605)

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2019
(In thousands)	As Reported	Adjustment	As Revised
Depreciation and amortization	$9,274	$(142)	$9,132
Operating loss	(41,846)	142	(41,704)
Net loss	(55,885)	142	(55,743)
Foreign currency translation loss	(167)	(6,638)	(6,805)
Comprehensive loss	(56,052)	(6,496)	(62,548)
Note 2. Financial Statement Presentation and Recent Accounting Updates
The accompanying unaudited condensed consolidated financial statements comprise the accounts of Pareteum and its wholly owned and majority owned subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and account balances have been eliminated in consolidation. The Company evaluates subsequent events through the date of filing this Report with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended September 30, 2020 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2020. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2021 (the “2019 Annual Report”).
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Balance Sheet Information
The following tables present details of our unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Notes receivable, net
ValidSoft	$504	$512
Yonder Media Mobile	—	3,355
Notes receivable	504	3,867
Reserve against notes receivable	—	(3,355)
Notes receivable, net	$504	$512
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

(In thousands)	September 30, 2020	December 31, 2019
Prepaid expenses and other current assets
Prepaid insurance and legal fees	$748	$762
Prepaid software license and support	595	890
Prepaid corporate taxes	192	214
Prepaid expenses-other	663	714
Valued added tax	579	591
Assets held for sale	789	—
Other receivables	68	451
Other assets	324	831
Prepaid expenses and other current assets	$3,958	$4,453
In August 2020, the Company entered into an asset transfer agreement and a software license agreement with a data communications provider (the "Asset Purchaser"), pursuant to which the Asset Purchaser agreed to purchase certain property and equipment and a software license related to a Mobile Virtual Network Enabler solution for total cash consideration of $12.3 million. The Asset Purchaser paid $4.7 million in August 2020, which is classified in other current liabilities in the unaudited condensed consolidated balance sheets, and the remainder in December 2020 upon the completion of the transfer to the Asset Purchaser. During the fourth quarter of 2020, the Company recorded a gain on sale of assets of $10.8 million for the difference between the consideration received and the carrying value of the property and equipment and the software license.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	September 30, 2020	December 31, 2019
Property, equipment, and software development, net
Furniture and fixtures	$178	$171
Computer, communications, and network equipment	8,460	17,450
Construction in progress	110	—
Software	3,942	4,150
Automobiles	13	13
Leasehold improvements	25	131
Software development	13,784	8,552
Property, equipment, and software development, at cost	26,512	30,467
Accumulated depreciation and amortization	(21,319)	(24,205)
Property, equipment, and software development, net	$5,193	$6,262
For the nine months ended September 30, 2020 and 2019 expenditures for property, equipment, and software development were $5.6 million and $4.8 million, respectively; and depreciation and amortization recognized on property, equipment, and software development were $6.1 million and $4.1 million, respectively.

	As of September 30, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustments	Intangible Assets, Net
Intangible assets, net
Developed technology	$26,829	$(5,544)	$(14,651)	$(573)	$6,061
Consumer relationships	25,300	(3,584)	(14,434)	(483)	6,799
Trade names	3,544	(1,010)	(1,757)	(75)	702
Total	$55,673	$(10,138)	$(30,842)	$(1,131)	$13,562

	As of December 31, 2019 (As Revised)
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustments	Intangible Assets, Net
Intangible assets, net
Developed technology	$26,829	$(4,800)	$(14,651)	$(623)	$6,755
Consumer relationships	25,300	(2,409)	(14,434)	(511)	7,946
Trade names	3,544	(885)	(1,757)	(103)	799
Total	$55,673	$(8,094)	$(30,842)	$(1,237)	$15,500

Amortization of intangible assets in the nine months ended September 30, 2020 and 2019 were $2.0 million and $5.1 million, respectively.
The following table provides the estimated future amortization expense related to intangible assets held as of September 30, 2020:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
2020 (excluding the nine months ended September 30, 2020)	$565
2021	2,765
2022	2,715
2023	2,715
2024	2,715
Thereafter	2,087
Total	$13,562

(In thousands)
Goodwill
Balance, December 31, 2018 (As Revised)	$100,428
Business combinations	37,821
Impairment	(125,923)
Foreign currency translation adjustment	(2,227)
Balance, December 31, 2019 (As Revised)	10,099
Foreign currency translation adjustment	458
Balance, September 30, 2020	$10,557

(In thousands)	September 30, 2020	December 31, 2019
Accrued expenses and other payables
Accrued selling, general and administrative expenses	$1,975	$2,720
Accrued salary and bonus	420	2,005
Accrued employee benefits	906	564
Accrued cost of service	1,139	627
Accrued taxes (including VAT)	3,371	2,637
Accrued interest payable	170	53
Accrued customer credit	373	3,393
Other accrued expenses	2,687	1,617
Accrued expenses and other payables	$11,041	$13,616
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to leases as of September 30, 2020 and December 31, 2019:

(In thousands)		September 30, 2020	December 31, 2019
Assets:
Operating leases	Right-of-use assets, net(1)	$1,033	$2,241
Finance leases	Property, equipment, and software development, net(2)	111	133
Total leased assets		$1,144	$2,374
Liabilities:
Current:
Operating leases	Current portion of lease liabilities	$513	$2,376
Finance leases	Current portion of lease liabilities	47	46
Current portion of lease liabilities		560	2,422
Noncurrent:
Operating leases	Lease liabilities, net of current portion	522	333
Finance leases	Lease liabilities, net of current portion	45	82
Lease liabilities, net of current portion		567	415
Total lease liabilities		$1,127	$2,837
(1) Right-of-use assets are recorded net of accumulated amortization of $1.3 million and $2.0 million as of September 30, 2020 and December 31, 2019, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $31 thousand and $9 thousand as of September 30, 2020 and December 31, 2019, respectively.
The following table presents maturities of lease liabilities as of September 30, 2020:

(In thousands)	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$78	$12
2021	518	51
2022	233	34
2023	219	—
2024	134	—
Thereafter	25	—
Total lease payments	1,207	97
Imputed interest	(172)	(5)
Total lease liabilities	1,035	92
Current portion of lease liabilities	513	47
Lease liabilities, net of current portion	$522	$45
Note 5. Debt and Redeemable Preferred Stock
Senior Convertible Note
On June 8, 2020, the Company issued a $17.5 million Senior Convertible Note due April 1, 2025 to High Trail Investments SA LLC (“High Trail”) for a purchase price of $14.0 million (the "Proceeds"). The Company received $4.0 million of the Proceeds for working capital and the remaining $10.0 million was deposited into a blocked bank account based on the terms of a Control Agreement, and incurred approximately $0.5 million of legal fees. Under the terms of the Control Agreement, the Company was to access the funds from the blocked account as follows:
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company estimates the fair values of the embedded derivatives using a Monte Carlo simulation, which utilizes inputs including the Company’s common stock price, probability assumptions, its historical volatility, risk-free rate, and time to maturity. The estimated fair values are a Level 3 measurement as defined by ASC 820, Fair Value Measurement ("ASC 820"), as they are based on significant inputs not observable in the market.
The following table presents the fair value of the derivative liability as of the issuance date of the Senior Convertible Note, June 30, 2020, and September 30, 2020:

(In thousands)	June 8, 2020	Fair Value Adjustment	June 30, 2020	Fair Value Adjustment	September 30, 2020
Conversion features	$153	$—	$153	$188	$341
Optional acceleration upon default	588	54	642	(369)	273
Fundamental change	44	(8)	36	75	111
Derivative liability	$785	$46	$831	$(106)	$725
The initial fair value of the embedded derivatives was recorded as a debt discount in the unaudited condensed consolidated balance sheet as a direct deduction from the face amount of the Senior Convertible Note, and is being amortized using the straight-line method

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as the redemption amounts are not fixed and, in addition, are contingent upon High Trail exercising the redemption amounts through April 1, 2025. The amortization of the initial fair value of the embedded derivatives is recorded to interest expense.
The Company recognized other income of $0.1 million for the three months ended September 30, 2020 for the change in the estimated fair value of the derivative liability as of June 30, 2020 and as of September 30, 2020, and other income of $0.1 million for the nine months ended September 30, 2020 for the change in the estimated fair value of the derivative liability on the issuance date of the Senior Convertible Note and as of September 30, 2020.
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
The fair value of the warrant at June 8, 2020, the issuance date of the warrant, and as of each subsequent reporting date were estimated using the Black-Scholes option pricing model using the assumptions described below. At each date, the Company’s stock price and the exercise price of the warrant, the expected volatility based on the Company’s historical volatility over the remaining contractual term of the warrant and the risk-free interest rate, which was based on the U.S. Treasury yield curve over the remaining contractual term of the warrant.
The following table presents the fair value of the warrant liability and assumptions used in the Black-Scholes option pricing model used for the periods noted:

(Dollars in thousands)	June 8, 2020	Fair Value Adjustment	June 30, 2020	Fair Value Adjustment	September 30, 2020
Assumptions:
Expected volatility	128.21%		128.94%		127.99%
Risk-free rate	0.45%		0.29%		0.28%
Remaining contractual term (year)	5.00		4.94		4.69
Expected dividend yield	0.00%		0.00%		0.00%

Warrant liability	$7,256	$688	$7,944	$697	$8,641
The initial fair value of the warrant liability was recorded as a debt discount in the unaudited condensed consolidated balance sheet as a direct deduction from the face amount of the Senior Convertible Note, and is being amortized using the straight-line method, which approximates the effective interest method, through April 1, 2025 as interest expense.
For the three months ended September 30, 2020, the Company recognized other expense of $0.7 million for the change in the estimated fair value of the warrant liability as of June 30, 2020 and as of September 30, 2020, and $1.4 million for the nine months ended September 30, 2020 for the change in the estimated fair value of the warrant liability on the issuance date of the Senior Convertible Note and as of September 30, 2020.
As of September 30, 2020, the net carrying amount of the Senior Convertible Note is as follows:

(In thousands)	September 30, 2020
Principal	$17,500
Unamortized debt discount and debt issuance costs	(3,755)
Unamortized High Trail warrant	(6,865)
Unamortized embedded derivatives	(742)
Senior Convertible Note, net	$6,138
The following table presents the components of noncash interest expense relating to the Senior Convertible Note for the three and nine months ended September 30, 2020:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Amortization of debt discount	$151	$189
Amortization of debt issuance costs	20	25
Amortization of the High Trail warrant	312	391
Amortization of the embedded derivatives	33	42
Noncash interest expense, Senior Convertible Note	$516	$647
Redeemable Preferred Stock
During the nine months ended September 30, 2020, the Company issued 112.34 shares of Redeemable Preferred Stock with a stated value of $11.2 million for gross proceeds of $9.0 million. The Company received net proceeds of $8.6 million after deducting transaction costs of $0.4 million. The Redeemable Preferred Stock requires mandatory redemption one year after the issuance date, together with an 8.0% dividend and a 12.5% premium on the stated value. Upon issuance, the Redeemable Preferred Stock had redemption dates ranging from December 24, 2020 to August 18, 2021.
The following table presents the components of the Redeemable Preferred Stock not subject to Exchange Agreements (as defined below) as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Stated value	$3,531	$10,533
Unamortized debt discount	(529)	(5,776)
Accretion of redemption premium	321	25
Accrued dividends	205	16
Redeemable Preferred Stock, net	$3,528	$4,798
The components of financing expense related to the Redeemable Preferred Stock prior to the execution dates of the Exchange Agreements were as follows:

(In thousands)	Prior to the Execution Dates of the Exchange Agreement in the Three Months Ended September 30, 2020	Prior to the Execution Dates of the Exchange Agreement in the Nine Months Ended September 30, 2020
Amortization of debt discount	$1,687	$4,430
Accretion of redemption premium	495	1,374
Accrual of dividends	317	879
Noncash interest expense, Redeemable Preferred Stock	$2,499	$6,683
By their terms, shares of Redeemable Preferred Stock were not convertible into or exchangeable for other securities of the Company. However, on various dates from July 17, 2020 through September 30, 2020, the Company entered into Exchange Agreements with holders of 182.36 shares of Redeemable Preferred Stock (collectively, the “Exchange Agreements”) that modified certain terms of the Redeemable Preferred Stock as described below.
Under the terms of the Exchange Agreements, the mandatory redemption date was extended and an exchange feature was added. Under the terms of the exchange feature, the Redeemable Preferred Stock is exchangeable for shares of the Company’s common stock at either the option of the holder or the Company at any time prior to December 24, 2021, subject to the satisfaction of the following closing conditions:
a.the Company obtaining Nasdaq Capital Market approval for the issuance of the shares upon the exchange,
b.approval of the Company’s stockholders for the issuance of such common stock, and
c.the Company’s ability to issue shares of common stock not subject to restrictions on resale.
The foregoing conditions can be waived by the Company and the holder. Certain other conditions to the exchange relating to the Company’s common stock trading at a certain minimum price can only be waived by the holder, however, if the closing conditions are

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

not met or waived by December 24, 2021, the Redeemable Preferred Stock is mandatorily redeemable in cash on December 25, 2021 at the stated value together with the 8% dividend and the 12.5% redemption premium.
The number of shares of the Company’s common stock issuable to the holders upon exchange of the Redeemable Preferred Stock is determined by the application of a formula in which (i) the stated value of the shares of Redeemable Preferred Stock being exchanged plus the value of any accrued and unpaid dividends plus, with respect to certain agreed upon shares of the Redeemable Preferred Stock, a premium of 12.5% on the stated value, is divided by (ii) the "conversion price." The conversion price for one holder that owns 62.0 shares of the Redeemable Preferred Stock is the lower of (i) $0.60 and (ii) the greater of (x) the average daily volume-weighted average price per share of common stock during the five trading days before the closing of the conversion or (y) $0.40. For the remaining holders who own 120.36 shares the conversion price is $0.70.
As a result of modifying certain terms of the Redeemable Preferred Stock, which was classified as a liability prior to the execution of the Exchange Agreements, the Company accounted for the modification as an extinguishment because the exchange feature is substantive under the guidance provided by ASC 470-50, Debt—Modifications and Extinguishments.
Because the Redeemable Preferred Stock is a hybrid instrument that contains embedded conversion features, the Company followed ASC 815 to determine whether the Redeemable Preferred Stock is more akin to debt or to equity. The Company concluded that the Redeemable Preferred Stock was more akin to debt and that the embedded conversion feature meets the definition of a derivative. As a result, the embedded conversion feature was bifurcated upon issuance as an embedded derivative and recorded at fair value and then remeasured separately at each subsequent reporting date with the changes in fair value recognized in other income (expense), net.
The Company estimated the fair value of the embedded conversion features at the execution dates of the Exchange Agreements to be $11.1 million using a Monte Carlo Simulation, which utilizes inputs including the Company’s common stock price, probability assumptions of the closing conditions being met or waived by both the Company and the holder, its historical volatility and risk-free rate and time to maturity. The estimated fair values are a Level 3 measurement as defined by ASC 820 as it is based on significant inputs not observable in the market.
The components of the Redeemable Preferred Stock liability as of the execution dates of the Exchange Agreements consisted of the following:

(In thousands)	Exchange Agreement Execution Dates
Stated value	$18,236
Unamortized debt discount	(3,665)
Accretion of redemption premium	1,078
Accrued dividends	684
Redeemable Preferred Stock, net subject to Exchange Agreements	$16,333
For the three and nine months ended September 30, 2020, the Company recognized a loss on extinguishment of Redeemable Preferred Stock of $14.7 million for the difference between the reacquisition price, which includes the estimated fair value of the embedded conversion features, and the net carrying value of the Redeemable Preferred Stock subject to the Exchange Agreements as follows:

(In thousands)	Exchange Agreement Execution Dates
Redeemable Preferred Stock, net subject to Exchange Agreements	$16,333
Reacquisition price:
Stated redemption value	18,236
Accretion of redemption premium	1,078
Accrued dividends	684
Estimated fair value of embedded conversion features	11,074
Reacquisition price	31,072
Loss on extinguishment of Redeemable Preferred Stock	$14,739
For the three and nine months ended September 30, 2020, the Company recognized other income of $1.5 million for the change in the estimated fair value of the embedded conversion features as of the execution dates of the Exchange Agreements and September 30, 2020.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of modifying the terms of the Redeemable Preferred Stock in connection with the Exchange Agreements, the Company determined that such Redeemable Preferred Stock should be presented as temporary equity in accordance with ASC 480-10-S99, Distinguishing Liabilities from Equity—Overall—SEC Materials. Based on the terms of the Exchange Agreements, if the associated shares of Redeemable Preferred Stock are not convertible into shares of common stock upon satisfaction or obtaining waivers of the various closing conditions by December 24, 2021, such shares of Redeemable Preferred Stock are then mandatorily redeemable for cash on December 25, 2021 in an amount equal to the stated value plus all accrued dividends and a redemption premium of 12.5%. Accordingly, as of the execution dates of the Exchange Agreements, the Company has reclassified the Redeemable Preferred Stock subject to Exchange Agreements from a liability to temporary equity outside of permanent equity in its unaudited condensed consolidated balance sheet. The Company will continue to accrue the 8% dividends and accrete the 12.5% redemption amount through December 25, 2021. From the execution dates of the Exchange Agreements through September 30, 2020, the Company has recorded the accrued 8% dividends and the accretion of the 12.5% redemption amount, totaling $0.2 million, to common stock.
The components of the Redeemable Preferred Stock classified as temporary equity as of September 30, 2020 consisted of the following:

(In thousands)	September 30, 2020
Stated value	$18,236
Accretion of redemption premium	1,147
Accrued dividends	784
Redeemable Preferred Stock, net in temporary equity	$20,167
See Note 11. Subsequent Events for additional information about the Senior Convertible Note, including events of default, and the Redeemable Preferred Stock.
Promissory Notes
The promissory notes are comprised of eight bank notes secured by Artilium with varying original maturity dates ranging between 12 and 36 months with an average interest rate of 2.18%, and are not convertible. As of September 30, 2020 and December 31, 2019, the aggregate outstanding balance on the promissory notes was $1.2 million and $1.0 million, respectively, with contractual maturities due within the next twelve months of $0.8 million and $0.8 million, respectively.
Related Party Loan
The Company has a loan payable to Comsystems, a company owned by Gerard Derenbos. Prior to the Artilium acquisition, Mr. Derenbos held approximately 15% of the total outstanding common shares of Artilium, and was an Artilium board member. All principal and interest was due and payable on June 30, 2020, the original maturity date, however, the Company requested, and was granted, an extension with equal principal payments due monthly beginning July 2020 with the final payment due in December 2021. The loan bears interest at 8.0%, and as of September 30, 2020 and December 31, 2019, the outstanding balance was $0.4 million and $0.4 million, respectively, with contractual maturities due within the next twelve months of $0.3 million and $0.4 million, respectively.
Paycheck Protection Program Loans
On May 4, 2020, Pareteum received a $0.6 million PPP loan and on May 8, 2020, iPass received an $0.8 million PPP loan under the CARES Act. The PPP Loans are administered by the U.S. Small Business Administration, mature two years from the funding date, and bear interest at 1.0%. As of September 30, 2020, an immaterial amount of accrued interest on the PPP Loans is recorded in the unaudited condensed consolidated balance sheets.
Pursuant to the terms of the CARES Act, the Company applied for and received forgiveness of the PPP Loans. See Note 11. Subsequent Events for additional information about the PPP Loans.
Note 6. Stockholders' Equity (Deficit)
Preferred Stock
The Company is authorized to issue up to 49,995,966 shares of preferred stock. As of September 30, 2020 and December 31, 2019, there 217.67 and 105.33 shares issued and outstanding, respectively. As of September 30, 2020 and December 31, 2019, 35.31 and 105.33 shares of preferred stock are classified as debt, respectively, and 182.36 and zero shares are classified as temporary equity, respectively. See Note 5. Debt and Redeemable Preferred Stock and Note 11. Subsequent Events for additional information about the Redeemable Preferred Stock.
Common Stock

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is authorized to issue up to 500,000,000 shares of common stock. As of September 30, 2020 and December 31, 2019, the issued and outstanding shares were 140,758,320 and 139,060,180, respectively.
The following table presents common stock activity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Common stock outstanding, beginning of period	139,060,180	98,292,530
Shares issued for acquisition of iPass	—	9,865,412
Shares issued for acquisition of Devicescape	—	400,000
Warrant exercises	—	858,344
Shares issued for conversion of note	—	84,220
Shares issued in equity fundraises (Sept. financing)	—	18,852,272
Shares issued in connection with debt facility	—	1,175,000
Shares issued for settlement of accounts payable/debt	—	2,436,359
Shares issued for exercised stock options	—	177,678
Vesting of restricted and common stock awards	1,698,140	1,783,090
Common stock outstanding, end of period	140,758,320	133,924,905
Warrants
The Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The following table presents warrant activity for the nine months ended September 30, 2020 and the year ended December 31, 2019:

(In thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Warrants outstanding, beginning of period	38,111,211	3,789,482
Issued	17,000,000	39,199,998
Exercised	—	(4,818,269)
Expired	(648,827)	(60,000)
Warrants outstanding, end of period	54,462,384	38,111,211
As of September 30, 2020 and December 31, 2019, warrants for the purchase of 39,462,384 and 38,111,211 shares of common stock, respectively, have been recorded and classified as equity. As of September 30, 2020, exercise prices for the outstanding warrants range from $0.58 to $5.38; the weighted average exercise price for the outstanding warrants is $1.66; and the outstanding warrants expire from 2020 to 2026.
Note 7. Income Taxes
The following table presents details of income tax (benefit)/expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Income tax expense (benefit)	$30	$(394)	$(51)	$(758)
Our effective tax rates were (0.1)% and 1.5% for the three months ended September 30, 2020 and 2019, respectively, and 0.1% and 1.3% for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rates were lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions.
The Company had no uncertain tax positions as of September 30, 2020 and December 31, 2019.

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Supplemental Cash Flow Information
The following table provides supplemental cash flow information for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(In thousands)	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$329	$1,717
Cash paid during the period for income taxes	48	251
Operating cash outflows from operating leases	559	1,086
Operating cash outflows from finance leases (interest)	4	1
Financing cash outflows from finance leases	38	4
NONCASH FINANCING ACTIVITIES:
Shares issued in business combinations	—	28,610
Shares issued for asset purchase	—	1,692
Conversion of notes, including converted accumulated interest	—	147
Right-of-use lease assets and liabilities	403	—
Warrants issued for settlement agreement	653	—
Shares issued for settlement of services	—	7,529
Note 9. Segment and Geographic Information
Segment Information
Segment information is prepared on the same basis that our chief operating decision-makers (“CODMs”), who are our interim chief executive officer and interim chief financial officer, evaluate financial results, make key operating decisions, and for which discrete financial information is available. As of September 30, 2020, the Company has aggregated its three operating segments, which have similar economic characteristics and all provide their customers with communication connectivity services achieved through sales and marketing channels across all three operating segments through their CPaaS, into one reportable segment—Communication Connectivity Services. The measure of profitability our CODMs use to evaluate financial results for our reportable segment is operating income (loss).
The following table presents disaggregated revenues from external customers derived from Communication Connectivity Services for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Monthly service	$16,369	$15,893	$52,111	$45,491
Installation and software development	162	190	580	537
Total revenue	$16,531	$16,083	$52,691	$46,028
Geographic Information
The following table provides information about our consolidated revenues for the three and nine months ended September 30, 2020 and 2019, based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
International	$10,082	$10,091	$32,070	$31,688
United States	6,449	5,992	20,621	14,340
Total revenue	$16,531	$16,083	$52,691	$46,028

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies
Commitments
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company entered into the Strategic Connectivity Agreement (the “Connectivity Agreement”) with Hutchison 3G UK Limited (“3UK”) on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.6 million (the “Implementation Fee”) for the implementation of a mobile virtual network operator ("MVNO" and specifically, the “3UK MVNO”), and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. On February 19, 2021, the Company and 3UK amended the Connectivity Agreement to eliminate some of the invoicing functionality of the 3UK MVNO, which will reduce the Implementation Fee to $0.4 million. The Implementation Fee is payable upon the satisfactory completion of certain agreed upon milestones. As of September 30, 2020, none of those milestones had been achieved, however, as of the date of this Report, two of the four milestones had been achieved.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Agreement for the Sale and Purchase of Credit Voucher (the “Credit Voucher Agreement”) with PCCW Global Limited (“PCCW”) under which the Company is obligated to purchase a credit voucher for $29.3 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of September 30, 2020, $0.2 million of the purchase price has been paid and $0.4 million of the purchase price has been recorded in accrued expenses and other payables in the unaudited condensed consolidated balance sheet. The remaining $28.7 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, where after the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW each quarter.
Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2022 be less than $7.6 million, the Company is obligated to remit a make-up payment (the “2022 Make-up Payment”) for the difference between $7.6 million and the aggregate monthly charges offset with the credit voucher. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2023, plus any 2022 Make-up Payment, if applicable, be less than $13.5 million, the Company is obligated to remit a make-up payment (the “2023 Make-up Payment”) for the difference between $13.5 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2024, plus any 2022 Make-up Payment and any 2023 Make-up Payment, if applicable, be less than $20.5 million, the Company is obligated to remit a make-up payment (the “2024 Make-up Payment”) for the difference between $20.5 million and the aggregate monthly charges offset with the credit voucher, plus the 2022 Make-up Payment and the 2023 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2025, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment, if applicable, be less than $28.7 million, the Company is obligated to remit a final make-up payment for the difference between $28.7 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment.
The following table presents the minimum amounts due under the Company’s unconditional purchase obligations as of September 30, 2020:

(In thousands)	Connectivity Agreement	Credit Voucher Agreement	Total
2020 (excluding the nine months ended September 30, 2020)	$117	$—	$117
2021	293	—	293
2022	—	7,621	7,621
2023	—	5,862	5,862
2024	—	7,034	7,034
Thereafter	—	8,207	8,207
Total	$410	$28,724	$29,134
The following table presents management’s estimate of the timing of amounts due under the Company’s unconditional purchase obligations as of September 30, 2020:

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Connectivity Agreement	Credit Voucher Agreement	Total
2020 (excluding the nine months ended September 30, 2020)	$117	$—	$117
2021	293	320	613
2022	—	8,591	8,591
2023	—	7,019	7,019
2024	—	8,408	8,408
Thereafter	—	4,387	4,387
Total	$410	$28,725	$29,135
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
The following actions were initiated or settled on or before September 30, 2020:
Ellenoff Grossman & Schole LLP. On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $0.8 million in unpaid legal fees for January 2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement for the full $0.8 million with agreed-upon monthly installment payments through August 31, 2019. As of September 30, 2020, the amount outstanding on the settlement agreement is $0.1 million.
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In re Pareteum Corporation Stockholder Derivative Litigation (the “Delaware Derivative Action”) is a consolidated action that was originally filed in the United States District Court for the District of Delaware (the “Delaware District Court”) and joins several related derivative actions (the “Related Suits”). On April 3, 2020, the Delaware District Court consolidated the Related Suits brought by stockholders Edward Hayes, Juanita Silvera, and Brad Linton (“Plaintiffs”), derivatively on behalf of Pareteum, the Nominal Defendant, against certain officers and directors of Pareteum, including Robert H. Turner, Edward O’Donnell, Denis McCarthy, Laura Thomas, Victor Bozzo, Luis Jimenez-Tunon, Robert Lippert, Rob Mumby and Yves Van Sante (the “Individual Defendants”). Plaintiffs in the related actions have alleged that the Individual Defendants caused Pareteum to issue false or misleading statements in SEC filings and other public pronouncements in violation of certain federal securities regulations. Plaintiffs allege that as a result of the Individual Defendants’ misconduct, they are liable for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and gross mismanagement. Plaintiffs seek a judgment (1) declaring that the Individual Defendants breached their fiduciary duties and/or aided and abetted the breach of their fiduciary duties; (2) awarding Pareteum damages sustained as a result of the Individual Defendants’ breaches of fiduciary duty and violations of federal securities laws; (3) ordering that the Individual Defendants disgorge any performance-based compensation that was received during, or as a result of, the Individual Defendants’ breaches of fiduciary duty; (4) directing the Individual Defendants to take certain measures to reform and improve Pareteum’s corporate governance and internal procedures; (5) granting appropriate equitable or injunctive relief to remedy the Individual Defendants’ breaches of fiduciary duties and other violations of laws; (6) awarding Pareteum restitution from the Individual Defendants; and (7) awarding Plaintiffs all costs and expenses incurred in the Related Suits and Delaware Derivative Action. On July 22, 2020, this action was transferred to the Southern District Court.
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The following actions were initiated after September 30, 2020:
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
Deutsche Telekom A.G. (“DTAG”) is both a supplier to, and customer of, the Company’s subsidiary, iPass. DTAG has initiated a lawsuit in Germany in the amount of approximately $0.8 million for nonpayment for supply of services to iPass and/or insufficient delivery of services to DTAG. iPass has reasonable grounds to set-off a significant proportion of the claimed sums and otherwise dispute the claims. iPass intends to vigorously defend and/or set-off the DTAG claim.
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
Senior Convertible Note

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
See Note 5. Debt and Redeemable Preferred Stock for additional information about the Senior Convertible Note.
Junior Convertible Notes

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 22, 2021, the Company issued the $2.4 million Junior Convertible Note due April 1, 2025 for $2.0 million. The Junior Convertible Note is a senior, secured obligation of the Company, but ranks junior to the Senior Convertible Note. Interest is payable monthly beginning April 1, 2021 at a rate of 8.0% per annum. The Junior Convertible Note is secured by a second lien on substantially all of the Company's assets and substantially all of the assets of its material domestic subsidiaries. Interest may be paid, at the election of the Company, in cash or in shares of common stock of the Company; provided, that, so long as the Senior Convertible Note remains outstanding, such payments may only be made in shares. The number of shares of common stock to be issued to pay interest in shares of the Company’s common stock is determined by the application of a formula in which the amount of the interest due is divided by 85% of the lowest volume weighted-average price of the Company’s common stock on the principal market for the Company’s common stock over the 10 days preceding the date of such payment.
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

PARETEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Redeemable Preferred Stock
On various dates from October 1, 2020 to October 18, 2020, holders of 35.31 shares of Redeemable Preferred Stock entered into Exchange Agreements. Following the execution of these Exchange Agreements, all shares of outstanding Redeemable Preferred Stock were classified as temporary equity. See Note 5. Debt for additional information about the Redeemable Preferred Stock and the Exchange Agreements.
Pareteum PPP Loan
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
Management has reevaluated the Company's critical accounting policies and the following areas represent its critical accounting policies as of September 30, 2020, and are described below:
•Revenue recognition and net billing in excess of revenues;
•Allowance for doubtful accounts;
•Income taxes;
•Share-based compensation;
•Warrant and derivative liabilities;
•Business combinations;
•Goodwill and intangible assets impairment; and
•Contingent losses.
None of the Company's critical accounting policies have changed in the three months ended September 30, 2020. For a detailed discussion of these critical accounting policies, please refer to the "Critical Accounting Policies" in MD&A, Part I, Item 7 of the in the 2019 Annual Report and Part I, Item 2 of the quarterly report on Form 10-Q for the period ending March 31, 2020.

Results of Operations
Comparison of three months ended September 30, 2020 and 2019
Revenue
Revenue represents amounts earned from our mobile and CPaaS solutions. Our solutions take many forms, but our revenue generally consists of fixed and/or variable charges for services delivered monthly under a combined services and SaaS model. We also offer discrete (one-time) services for implementation and for development of specific functionality requested by our customers.
Revenue for the three months ended September 30, 2020 and 2019 was $16.5 million and $16.1 million, respectively. The $0.4 million, or 2.8%, increase is primarily due to strong growth in mobility services, partially offset by a reduction in connectivity services as a result of COVID-19 pandemic and its related travel restrictions.
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
Cost of revenue for the three months ended September 30, 2020 and 2019 was $11.5 million and $12.3 million, respectively. The $0.8 million, or 7.0%, decrease is primarily due to a decline in SIM card expenses and connectivity costs, partially offset by an increase in mobility volumes.
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
Product development costs for the three months ended September 30, 2020 and 2019 were $2.4 million and $3.1 million, respectively. The $0.7 million, or 23.1%, decrease is primarily due to a decrease in personnel costs, including lower share-based compensation expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and related expenses of our sales and marketing staff, including commissions, payments to partners, marketing programs, and share-based compensation. Marketing programs consist of advertising, events, corporate communications, and brand building.

Sales and marketing expenses for the three months ended September 30, 2020 and 2019 were $1.3 million and $2.3 million, respectively. The $1.0 million, or 44.1%, decrease is primarily due to a decrease in personnel costs, including lower share-based compensation expenses, and marketing events, consulting fees, and client dinners due to the COVID-19 pandemic.
General and Administrative
General and administrative expenses consist primarily of overhead-related salaries and expenses, including share-based compensation, for nonemployee directors, finance and accounting, legal, internal audit, and human resources personnel, legal costs, professional fees and other corporate expenses.
General and administrative expenses for the three months ended September 30, 2020 and 2019 were $8.1 million and $8.2 million, respectively. The $0.1 million, or 1.1%, decrease is primarily due to lower personnel costs.
Acquisition Costs
Acquisition costs represent incremental costs incurred in acquisitions.
Acquisition costs for the three months ended September 30, 2020 and 2019 were not material.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation and amortization of property, equipment, and software development, and amortization of intangible assets.
Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $2.7 million and $3.4 million, respectively. The $0.7 million decrease is primarily due to lower intangible asset amortization as a result of the 2019 intangible asset impairment, partially offset by higher depreciation and amortization of property, equipment, and software development. Depreciation and amortization of property, equipment, and software development for the three months ended September 30, 2020 and 2019 was $2.0 million and $1.6 million, respectively, and amortization of intangible assets for the three months ended September 30, 2020 and 2019 was $0.7 million and $1.8 million, respectively. The decrease in intangible asset amortization is due to the intangible asset impairment recognized in the fourth quarter of 2019.
Nonoperating Expenses, Net
The following table provides details of nonoperating expenses and income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(In thousands)	2020	2019
Nonoperating expense (income), net:
Interest expense, net	$3,372	$1,042
Change in fair value of derivative liability	(106)	—
Change in fair value of warrant liability	697	—
Change in fair value of the Redeemable Preferred Stock conversion feature	(1,528)	—
Loss on extinguishment of debt	14,739	7,873
Other expense, net	354	3,322
Total nonoperating expense, net	$17,528	$12,237
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2020 and 2019 was $3.4 million and $1.1 million, respectively. The $2.3 million, or 223.6%, increase is primarily due to higher amortization of deferred financing costs and debt discounts. Noncash interest expense in the three months ended September 30, 2020 and 2019 was $2.7 million and $0.3 million, respectively.
Change in Fair Value of Derivative and Warrant Liabilities
For the three months ended September 30, 2020, the change in the fair value of the derivative and warrant liabilities represented other income of $0.9 million, and included other income of $0.1 million related to the Senior Convertible Note derivative liability; other expense of $0.7 million related to the warrant liability; and other income of $1.5 million related to the Redeemable Preferred Stock derivative liability.
Loss on Extinguishment of Debt
For the three months ended September 30, 2020, the loss on extinguishment of debt was $14.7 million, related to the modification of certain Redeemable Preferred Stock. For the three months ended September 30, 2019, the loss on extinguishment of debt was $7.9 million. In September 2019, we prepaid, in full, a senior note and recognized a $7.9 million loss on extinguishment of debt. The loss is comprised of $4.9 million of unamortized deferred financing costs and debt discount, and a cash prepayment penalty of $3.0 million.

Other Expense (Income), net
Other expense, net for the three months ended September 30, 2020 was $0.4 million, compared to other expense, net of $3.3 million for the three months ended September 30, 2019. The $2.9 million decrease is primarily related to the $3.4 million reserve against notes receivable in 2019 .
Income Tax Expense (Benefit)
At the end of each reporting period, we estimate the our annual effective consolidated income tax rate. The estimate used for the period ended September 30, 2020 may change in subsequent periods. Income tax expense for the three months ended September 30, 2020 was not material. Income tax benefit for the three months ended September 30, 2019 was $0.4 million.
Accrued Dividends and Accretion of Redemption Premium
For the three months ended September 30, 2020, we recognized $0.2 million for the accrual of dividends and accretion of the conversion feature on the Redeemable Preferred Stock. There were no shares of Redeemable Preferred Stock outstanding as of September 30, 2019.
Other Comprehensive Income (Loss)
We record foreign currency translation gains and losses related to the translation adjustments of accounts denominated in foreign currencies, primarily the Euro, as other comprehensive income or loss, which for the three months ended September 30, 2020 and 2019 were gains of $0.6 million and losses of $5.5 million, respectively.
Comparison of nine months ended September 30, 2020 and 2019
Revenue
Revenue for the nine months ended September 30, 2020 and 2019 was $52.7 million and $46.0 million, respectively. The $6.7 million, or 14.5%, increase is primarily due to strong volume growth from both existing and new customers, partially offset by a decrease in connectivity services as a result of the COVID-19 pandemic and its related travel restrictions.
Cost of Revenue
Cost of revenue for the nine months ended September 30, 2020 and 2019 was $37.8 million and $33.0 million, respectively. The $4.8 million, or 14.5%, increase is primarily due to the costs of increased mobility volumes, partially offset by the costs of reduced connectivity services.
Product Development
Product development costs for the nine months ended September 30, 2020 and 2019 were $7.8 million and $9.3 million, respectively. The $1.5 million, or 16.3%, decrease is primarily due to lower personnel costs.
Sales and Marketing
Sales and marketing expenses for the nine months ended September 30, 2020 and 2019 were $4.7 million and $8.3 million, respectively. The $3.6 million, or 44.1%, decrease is primarily due to a decrease in personnel costs, including lower share-based compensation expenses, and a reduction of marketing events, consulting fees and client dinners as a result of the COVID-19 pandemic.
General and Administrative
General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $22.7 million and $24.5 million, respectively. The $1.8 million, or 7.4%, decrease is primarily due to lower personnel costs, including lower share-based compensation expenses and severance paid to former iPass executives, reduced expenses associated with travel expenses due to the COVID-19 pandemic, partially offset by increases legal, accounting, and consulting expenses associated with the restatement of the 2018 Form 10-K and the quarterly reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019.
Acquisition Costs
Acquisition costs for the nine months ended September 30, 2020 and 2019 were zero and $3.4 million, respectively. The $3.4 million decrease is due to the acquisitions of iPass and Devicescape in 2019, compared to no acquisitions in 2020.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $8.1 million and $9.1 million, respectively. The $1.0 million, or 11.2%, decrease is primarily due to lower intangible asset amortization as a result of the 2019 intangible asset impairment, partially offset by higher depreciation and amortization of property, equipment, and software development. Depreciation and amortization of property, equipment, and software development for the nine months ended September 30, 2020 and 2019 was $6.1 million and $4.0 million, respectively, and amortization of intangible assets for the nine months ended September 30, 2020 and 2019 was $2.0 million and $5.1 million, respectively.
Nonoperating Expenses, Net

The following table provides details of nonoperating expenses and income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Nonoperating expense (income), net:
Interest expense, net	7,783	2,540
Change in fair value of derivative liability	(60)	—
Change in fair value of warrant liability	1,385	—
Change in fair value of the Redeemable Preferred Stock conversion feature	(1,528)	—
Loss on extinguishment of debt	14,739	8,873
Other expense (income)	(316)	3,384
Nonoperating expense, net	$22,003	$14,797
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2020 and 2019 was $7.8 million and $2.5 million, respectively. The $5.3 million, or 206.4%, increase is primarily due to higher amortization of deferred financing costs and debt discounts. Noncash interest expense in the nine months ended September 30, 2020 and 2019 was $6.5 million and $0.7 million, respectively.
Loss on Extinguishment of Debt
For the nine months ended September 30, 2020, the loss on extinguishment of debt was $14.7 million, related to the modification of certain Redeemable Preferred Stock. For the nine months ended September 30, 2019, the loss on extinguishment of debt was $8.9 million. In February 2019, we prepaid, in full, the loans payable to Fortress Credit Corp. assumed in the iPass acquisition and recognized a $1.0 million loss on extinguishment of debt, from the payment of prepayment penalty. In September 2019, we prepaid, in full, a senior note and recognized a $7.9 million loss on extinguishment of debt. The loss is comprised of $4.9 million of unamortized deferred financing costs and debt discount, and a cash prepayment penalty of $3.0 million.
Change in Fair Value of Derivative and Warrant Liabilities
For the nine months ended September 30, 2020, the change in the fair value of the derivative and warrant liabilities represented other income of $0.2 million, and included other income of $0.1 million related to the Senior Convertible Note derivative liability; other expense of $1.4 million related to the warrant liability; and other income of $1.5 million related to the Redeemable Preferred Stock derivative liability..
Other Expense (Income), net
Other income, net for the nine months ended September 30, 2020 was $0.3 million and is primarily related to gains from the termination of leases. Other expense, net for the nine months ended September 30, 2019 was $3.4 million and is primarily related to a reserve against notes receivable.
Income Tax Benefit
At the end of each reporting period, we estimate the our annual effective consolidated income tax rate. The estimate used for the period ended September 30, 2019 may change in subsequent periods. Income tax benefit for the nine months ended September 30, 2020 was $0.1 million, compared to an $0.8 million tax benefit for the nine months ended September 30, 2019.
Accrued Dividends and Accretion of Redemption Premium
For the nine months ended September 30, 2020, we recognized $0.2 million for the accrual of dividends and accretion of the conversion feature on the Redeemable Preferred Stock. There were no shares of Redeemable Preferred Stock outstanding as of September 30, 2019.
Other Comprehensive Income (Loss)
We record foreign currency translation gains and losses related to the translation adjustments of accounts denominated in foreign currencies, primarily the Euro, as other comprehensive income or loss, which for the nine months ended September 30, 2020 and 2019 were gains of $0.8 million and losses $6.8 million, respectively.
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

Since September 30, 2020, we received net proceeds of $9.5 million as a result of the following debt offerings:
•Senior Convertible Note – Net proceeds of $1.0 million in December 2020
•Junior Convertible Notes – Net proceeds of $2.0 million in February 2021, $1.5 million in April 2021, and $5.0 million in June 2021
As reflected in the accompanying unaudited condensed consolidated financial statements, we reported a net loss of $50.3 million for the nine months ended September 30, 2020, and had an accumulated deficit of $589.8 million as of September 30, 2020. As reflected in our 2019 Annual Report, we reported a net loss of $222.3 million for the year ended December 31, 2019. As of September 30, 2020, our cash balances, including $7.5 million of restricted cash, were $10.9 million.
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
Cash Flows
The following table summarizes net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash used in operating activities	$(13,183)	$(14,715)
Net cash used in investing activities	(5,555)	(8,742)
Net cash provided by financing activities	23,600	23,406
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	105	(80)
Increase (decrease) in cash, cash equivalents, and restricted cash	$4,967	$(131)
Cash flows from operating activities
Cash used in operating activities was $13.2 million for the nine months ended September 30, 2020, which was the result of a net loss of $50.3 million for the period, adjusted for noncash transactions, including depreciation and amortization of $8.1 million; provision for doubtful accounts of $0.7 million; the amortization of deferred financing costs and debt discount accretion of $6.5 million; share-based compensation of $3.7 million; warrants issued for the settlement of debt of $0.7 million; and the loss on extinguishment of debt associated with the modification of Redeemable Preferred Stock of $14.7 million; partially offset by changes in the fair value of derivative and warrant liabilities of $0.2 million; and a gain on the termination of a rental agreement of $0.5 million; and $1.3 million of cash used in changes in operating assets and liabilities.
Cash used in operating activities was $14.7 million for the nine months ended September 30, 2019, which was the result of a net loss of $55.7 million for the period, adjusted for noncash transactions, including depreciation and amortization of $9.1 million; provision for doubtful accounts of $3.6 million; the amortization of deferred financing costs and debt discount accretion of $0.7 million; share-based compensation of $10.4 million; and shares issued for services of $1.7 million; and loss on extinguishment of debt of $8.9 million; partially offset by deferred taxes of $0.7 million; and $7.3 million of cash provided by changes in operating assets and liabilities.
Cash flows from investing activities
Cash used in investing activities was $5.6 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively. Cash used in 2020 is related to purchases of property, equipment, and software development. Cash used in 2019 is related to purchases of property, equipment, and software development of $4.8 million; investment in notes receivable of $2.7 million; and the acquisition of assets of $2.1 million; partially offset by $0.9 million of cash from the acquisition of iPass.
Cash flows from financing activities

Cash provided by financing activities was $23.6 million for the nine months ended September 30, 2020, primarily from the proceeds from the Senior Convertible Note and promissory notes of $14.8 million; proceeds from the issuance of Redeemable Preferred Stock of $9.0 million; and the issuance of the PPP Loans totaling $1.4 million; partially offset by the payment of financing related fees of $0.9 million.
Cash provided by financing activities was $23.4 million for the nine months ended September 30, 2019, primarily from the exercise of warrants and options totaling $1.6 million ; proceeds from equity offerings totaling $40.0 million; and proceeds from the issuance of loans totaling $27.4 million; partially offset by the repayment of loans totaling $41.5 million and financing related fees totaling $4.1 million.
Effect of exchange rate changes on cash, cash equivalents, and restricted cash
Effect of exchange rates on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2020 was an immaterial gain compared to a loss of $0.1 million for the nine months ended September 30, 2019.
Indebtedness
As of September 30, 2020, the Company's total indebtedness, excluding lease liabilities, was $24.3 million comprised of the stated value plus accrued dividends and the full premium of Redeemable Preferred Stock of $4.2 million, the principal balance of the Senior Convertible Note of $17.5 million, PPP Loans of $1.4 million, promissory notes of $0.8 million, and a related party loan of $0.4 million.
Off-Balance Sheet Arrangements
The Company has entered into certain off–balance sheet unconditional purchase obligations. The Company entered into the Connectivity Agreement with 3UK on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.6 million dollars for the implementation of the 3UK MVNO, and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. On February 19, 2021, the Company and 3UK amended the Connectivity Agreement to eliminate some of the invoicing functionality of the 3UK MVNO, which reduces the Implementation Fee to $0.4 million. The Implementation Fee is payable upon the satisfactory completion of certain agreed upon milestones. As of September 30, 2020, none of those milestones had been achieved, however, as of the date of this Report, two of the four milestones had been achieved.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Credit Voucher Agreement with PCCW under which the Company is obligated to purchase a credit voucher for $29.3 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of September 30, 2020, $0.2 million of the purchase price has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet. The remaining $28.7 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, whereafter the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW each quarter.
See Note10. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information about these off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide the information contained in this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that, in light of the previously disclosed material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2020.
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
To address ineffective design, implementation and monitoring of information technology general controls pertaining to the Company’s change management process, the Company has (i) removed all live access to all developers, internal and external, that previously enabled them to make coding changes directly in our reporting system; (ii) continued to monitor and document all changes made in our reporting system and added additional layers of documented review of these changes; (iii) instituted monitoring controls and sample testing on our reporting system to ensure the documented policies are being followed and the results of these tests are being reported to senior management at regular appropriate intervals; and (iv) enhanced our quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. Management believes the Company has taken significant steps towards the remediation of the identified material weaknesses, as of September 30, 2020.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than as previously disclosed in our filings with the SEC, we did not sell any equity securities during the three months ended September 30, 2020 in transactions that were not registered under the Securities Act. The issuance of securities in the transactions described below were each exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.
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
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or common stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to certain amendments to the Senior Convertible Note, the

Company agreed to pay the lender a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in certain blocked accounts against that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13.5 million. As of the date of this Report, the total amount of principal outstanding under the Senior Convertible Note is approximately $14.1 million.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a)Exhibits

10.1	Form of Exchange Agreement between Pareteum Corporation and the investor named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 27, 2020)
31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of the principal financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARETEUM CORPORATION

Date: August 10, 2021	By	/s/ Bart Weijermars
Bart Weijermars
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By	/s/ Laura Thomas
Laura Thomas
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)