Form 10-Q
period 2021-03-31
PARETEUM Corp
filed 2021-08-27
CIK 1084384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of August 20, 2021, there were 142,697,197 shares of the Company’s common stock outstanding.

PARETEUM CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2021

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par values)	March 31, 2021	December 31, 2020 As revised
ASSETS
Current assets:
Cash and cash equivalents	$2,098	$8,275
Restricted cash	6,459	6,479
Accounts receivable, net of allowance for doubtful accounts of $2,213 and $2,077 as of March 31, 2021 and December 31, 2020, respectively	12,379	11,608
Note receivable, net	300	300
Prepaid expenses and other current assets	2,443	3,672
Total current assets	23,679	30,334
Right-of-use assets, net	754	1,044
Property, equipment, and software development, net	4,139	5,090
Intangible assets, net	12,187	12,998
Goodwill	10,560	11,043
Other assets	724	749
TOTAL ASSETS	$52,043	$61,258

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and customer deposits	$33,218	$36,034
Net billings in excess of revenues	3,521	3,634
Accrued expenses and other payables	14,797	13,044
Term loan	241	242
Current portion of promissory notes	481	604
Related party loan	311	337
Current portion of lease liabilities	312	524
Derivative liabilities	3,601	6,163
Senior Convertible Note, net	7,521	6,655
Total current liabilities	64,003	67,237
Junior Convertible Note, net	54	—
Lease liabilities, net of current portion	512	601
Promissory notes, net of current portion	228	330
Paycheck Protection Program loan	826	824
Warrant liability	5,850	7,768
TOTAL LIABILITIES	71,473	76,760

Commitments and contingencies

Redeemable Preferred Stock, $23,138 redemption value as of March 31, 2021 and December 31, 2020	25,541	24,899

Stockholders’ deficit:
Preferred stock, $0.00001 par value: 49,995,966 shares authorized, 217.67 and 217.67 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock and additional paid-in capital, $0.00001 par value: 500,000,000 shares authorized, 142,206,226 and 140,268,725 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	555,491	552,852
Accumulated other comprehensive loss	(9,318)	(8,660)
Accumulated deficit	(591,144)	(584,593)
TOTAL STOCKHOLDERS’ DEFICIT	(44,971)	(40,401)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT	$52,043	$61,258
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
(In thousands, except share and per share values)	2021	2020
Revenue	$15,466	$20,055
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	10,247	14,445
Product development	1,999	2,991
Sales and marketing	1,277	1,922
General and administrative	9,721	7,048
Depreciation and amortization	2,393	2,645
Total costs and operating expenses	25,637	29,051
Operating loss	(10,171)	(8,996)
Nonoperating expenses (income), net	(3,572)	525
Loss before income taxes	(6,599)	(9,521)
Income tax benefit	(48)	(97)
Net loss	(6,551)	(9,424)
Dividends and accretion of redemption premium on Redeemable Preferred Stock	647	—
Net loss attributable to common equity	$(7,198)	$(9,424)

Loss per common share:
Net loss per share - basic and diluted	$(0.05)	$(0.07)
Weighted average shares outstanding during the period – basic and diluted	141,095,174	138,257,442

Net loss	$(6,551)	$(9,424)
Other comprehensive loss:
Foreign currency translation loss	(658)	—
Comprehensive loss	$(7,209)	$(9,424)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

	Three Months Ended March 31,
(In thousands)	2021	2020
Redeemable Preferred Stock
Balance, beginning of period	$24,899	$—
Dividends and accretion of redemption premium on Redeemable Preferred Stock	647	—
Payment of dividends	(5)	—
Balance, end of period	$25,541	$—
Common stock and additional paid-in capital
Balance, beginning of period	$552,852	$547,948
Share-based compensation	770	2,395
Warrants issued for settlement agreement	—	653
Shares issued for Senior Convertible Note interest	788	—
Junior Convertible Note conversion feature	923	—
BMF warrant	805	—
Dividends and accretion of redemption premium on Redeemable Preferred Stock	(647)	—
Balance, end of period	555,491	550,996
Accumulated other comprehensive loss
Balance, beginning of period	(8,660)	(10,017)
Foreign currency translation loss, net of tax	(658)	—
Balance, end of period	(9,318)	(10,017)
Accumulated deficit
Balance, beginning of period	(584,593)	(539,493)
Net loss	(6,551)	(9,424)
Balance, end of period	(591,144)	(548,917)
Total stockholders’ deficit	$(44,971)	$(7,938)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARETEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,551)	$(9,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,393	2,645
Provision for doubtful accounts	364	251
Share-based compensation	770	2,395
Change in fair value of warrant and derivative liabilities	(4,698)	—
Amortization of deferred financing costs	97	113
Interest expense related to debt discount accretion and conversion feature	921	1,466
Warrants issued for settlement agreement	—	653
Gain on settlement of rental agreement	—	(469)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,536)	421
Prepaid expenses and other current assets	1,449	2,553
Accounts payable and customer deposits	(2,571)	(920)
Net billings in excess of revenues and deferred revenue	(37)	(193)
Accrued expenses and other payables	2,521	(2,537)
Net cash used in operating activities	(6,878)	(3,046)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and software development	(929)	(1,898)
Net cash used in investing activities	(929)	(1,898)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(226)	(239)
Financing related fees	(151)	(223)
Proceeds from issuance of Redeemable Preferred Stock	—	4,194
Payment of dividends on Redeemable Preferred Stock	(5)	—
Proceeds from issuance of Junior Convertible Note	2,000	—
Net cash provided by financing activities	1,618	3,732
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8)	(69)
Decrease in cash, cash equivalents, and restricted cash	(6,197)	(1,281)
Cash, cash equivalents, and restricted cash, beginning of period	14,754	5,902
Cash, cash equivalents, and restricted cash, end of period	$8,557	$4,621
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
Pareteum’s common stock is quoted on the OTC Markets Group Inc.’s Pink Open Market and traded under the symbol “TEUM.”
Liquidity
As reflected in the accompanying condensed consolidated financial statements and the Company’s Annual Report on Form 10-K, as filed with the SEC on June 17, 2021 (the “2020 Annual Report”), the Company reported cash used in operating and investing activities of $7.8 million in the three months ended March 31, 2021 and $14.1 million in the year ended December 31, 2020, after considering the receipt of proceeds from the sale of assets of $12.2 million. As of March 31, 2021, the Company had cash balances available for operations of $2.1 million.
From the end of the fourth quarter of 2019 through the third quarter of 2020, the Company issued 217.67 shares of 8.0% Series C Redeemable Preferred Stock (the “Redeemable Preferred Stock”) in private placement transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Redeemable Preferred Stock has a stated value of $100,000 per share, or $21.8 million, and was issued for an aggregate purchase price of $13.9 million, from which the Company received net proceeds of $13.1 million after deducting legal fees of $0.8 million.
In April 2020, the Company executed a facility agreement with PCCW Global Limited (“PCCW”), under which the Company could draw up to $0.7 million through four draws through September 30, 2020. Proceeds from the facility agreement were to be used to pay an implementation fee for a mobile virtual network (“MVNO”). See Note 12. Commitments and Contingencies for additional information about the MVNO. Through September 30, 2020, the Company made one draw for $0.2 million under the facility agreement, bearing interest at 6.0%, with payments commencing in January 2021 and maturing in March 2021. As of March 31, 2021, no payments had been made and interest on the outstanding balance increased to 14.0%. In April 2021, the Company and PCCW executed a letter agreement under which the Company agreed to make monthly payments beginning in April 2021 with the final payment, including interest, due in November 2021.
In May 2020, the Company received two Paycheck Protection Program (“PPP”) loans aggregating to $1.4 million. Pareteum received $0.6 million (the “Pareteum PPP Loan”) and iPass received $0.8 million (the “iPass PPP Loan” and together with the Pareteum PPP Loan, the “PPP Loans”) under the Coronavirus Aid, Relief, and Economic Security (“CARES") Act. In December 2020, the Company was notified that the Pareteum PPP Loan had been fully forgiven, and in June 2021, the Company was notified that the iPass PPP Loan had been fully forgiven.
On June 8, 2020, the Company issued a $17.5 million Senior Secured Convertible Note (the “Senior Convertible Note”) for $14.0 million, of which $4.0 million was initially received and $10.0 million was maintained in one or more blocked accounts. The terms of the Senior Convertible Note and related documents require the Company to meet certain specified conditions and covenants to release the proceeds in the blocked accounts. Through December 2020, $4.0 million was released to the Company and in April 2021, the remaining $6.0 million was removed from the blocked accounts by the lender in partial satisfaction of the Senior Convertible Note. On December 1, 2020, December 23, 2020, February 1, 2021, and March 1, 2021, we entered into various agreements (the “Forbearance Agreements”), under which: (i) we admitted that we were in default of several obligations under the Senior Convertible Note and related agreements, (ii) the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the earlier of March 31, 2021 and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the Forbearance Agreements. As a result of the defaults, the interest rate paid on the principal outstanding under the Senior Convertible Note increased to 18.0% per annum effective November 1, 2020.
On May 24, 2021, the Company entered into a new forbearance agreement (the “New Forbearance Agreement”) with the holder of the Senior Convertible Note under which (i) the Company again admitted it was in default of several obligations under the Senior Convertible Note and related agreements, and (ii) the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the earlier of May 31, 2021 or any later date to which such date may be extended (the “Outside Date”), and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the New Forbearance Agreement. The Outside Date automatically extends for successive two-week periods unless on or before the then-applicable Outside Date the lender provides notice that the Outside Date is not being extended.
As partial consideration for its agreement not to exercise any right or remedy under the Senior Convertible Note and related documents, the lender and the Company agreed to make certain changes to the Senior Convertible Note and related agreements. In this regard, the parties agreed to amend the “Event of Default Acceleration Amount” definition in the Senior Convertible Note so that the amount due and payable by the Company on account of an event of default would be an amount in cash equal to 125% of the then-outstanding principal and accrued and unpaid interest under the Senior Convertible Note. This represents an increase from 120% of the then-outstanding principal and accrued and unpaid interest, and removes the market-price-based alternative for such acceleration amount.
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or common stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the Senior Convertible Note, the Company agreed to pay the lender a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in certain blocked account that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13.5 million.
On August 16, 2021, the holder of the Senior Convertible Note provided notice to the Company that the Outside Date was not being extended, and accordingly, the holder's agreement to forbear taking any actions with respect to the Company’s defaults terminated on August 23, 2021. See Note 13. Subsequent Events for additional information about the Senior Convertible Note and the termination of the High Trail forbearance agreement.
On February 22, 2021, the Company issued a $2.4 million Senior Second Lien Secured Convertible Note due April 1, 2025 (the “Junior Convertible Note”) to an institutional investor for $2.0 million.
On April 29, 2021, the Company entered into a securities purchase agreement, dated as of April 13, 2021, with two initial investors and other investors as may become party thereto from time to time (collectively, the “Junior Convertible Note Purchasers”) providing for the issuance and sale by the Company of up to $6.0 million aggregate principal amount of Junior Convertible Notes and warrants to purchase up to 5,000,000 shares of its common stock. The Junior Convertible Notes and accompanying warrants may be sold from time to time to one or more Junior Convertible Note Purchasers under the terms of the purchase agreement. On April 29, 2021, the Company closed on the initial sale of Junior Convertible Notes in the aggregate principal amount of $1.8 million and accompanying warrants to purchase 1,490,000 shares of common stock under the purchase agreement for an aggregate purchase price of $1.5 million.
On June 19, 2021, the Company entered the Second Omnibus Agreement, dated as of June 18, 2021 (the “Omnibus Agreement”), with holders of the previously outstanding Junior Convertible Notes, and sold $17.3 million aggregate principal of Junior Convertible Notes for $5.0 million in cash and the surrender of 91.38 shares of Redeemable Preferred Stock. In connection with the sale of these Junior Convertible Notes, the Company issued a warrant for the purchase of 5,000,000 shares of its common stock at an exercise price of $0.37 per share.
In light of our cash position and indebtedness, the Company believes that it will not have sufficient resources to fund its operations and meet the obligations under the Senior Convertible Note, the Junior Convertible Notes, and the Redeemable Preferred Stock, or to fund its operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q (the “Report”). The Company’s software platforms require ongoing funding to continue the current development and operational plans and the Company has a history of net losses. The Company will continue to expend substantial resources for the foreseeable future in connection with the continued development of its software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of the Company’s services. In addition, other unanticipated costs may arise. The Company believes that additional capital will be required to fund its operations and provide growth capital to meet the obligations under the Senior Convertible Note, the Junior Convertible Notes, and the Redeemable Preferred Stock. Accordingly, the Company will have to raise additional capital in one or more debt and/or equity offerings and continue to work with its lenders to cure the defaults, or otherwise seek other alternatives to addressing its liquidity and capital resources issues. However, there can be no assurance that the Company will be successful in raising the necessary capital or that any such offering will be available to the Company on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital and with acceptable terms, this would have a material adverse effect on the Company. Furthermore, the recent decline in the market price of the Company’s common stock, coupled with the stock’s delisting from the Nasdaq Stock Market, could make it more difficult to sell equity or equity-related securities in the future at a time and price that the Company deems appropriate. The factors discussed above raise substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.
Note 2. Financial Statement Presentation and Recent Accounting Updates
The accompanying unaudited condensed consolidated financial statements comprise the accounts of Pareteum and its wholly owned subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and account balances have been eliminated in consolidation. The Company evaluates subsequent events through the date of filing this Report with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2021 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2021. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, which are included in the Company’s 2020 Annual Report.
For a complete summary of our significant accounting policies, please refer to Note 1. Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part I, Item 8 of our 2020 Annual Report.
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
Accounting Standards Adopted in the Current Year
In December 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Standards Updates Issued - Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.
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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Upon adoption, a convertible debt instrument will be accounted for as a single liability at amortized cost unless (a) the convertible instrument contains features that require bifurcation as a derivative under ASC 815, Derivatives and Hedging (“ASC 815”), or (b) the convertible debt instrument was issued at a substantial premium. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. ASU 2020-06 is effective for public entities excluding smaller reporting companies in fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. For public business entities that meet the definition of a smaller reporting company, the amendments in ASU 2020-06 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company meets the definition of a smaller reporting company and is currently evaluating the impact of adoption of ASU 2020-06 on its consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. ASU 2021-04 provides guidance on modifications or exchanges of freestanding equity-classified written call options that are not within the scope of another Topic. Entities should treat a modification of the terms or conditions, or an exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange, as an exchange of the original instrument for a new instrument. ASU 2021-04 provides further guidance on measuring the effect of such modifications or exchanges, and also provides guidance on the recognition of such modifications or exchanges on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. Management is evaluating the effect of the adoption of ASU 2021-04 on the consolidated financial statements. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.
Note 3. Balance Sheet Information
The information that follows provides details about certain amounts reported in our unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.
Note Receivable, Net
The following table presents details of the note receivable, net as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
ValidSoft	$516	$519
Reserve	(216)	(219)
Note receivable, net	$300	$300
The ValidSoft note bears interest at 5.0% and, pursuant to an amendment dated June 2020, matured March 31, 2021. On April 6, 2021, the Company entered into an agreement with ValidSoft wherein the Company agreed to accept $0.3 million as payment in full. Consequently, the ValidSoft note receivable was written down to that amount as of December 31, 2020. The Company collected the entire $0.3 million in April 2021.
Prepaid Expenses and Other Current Assets
The following table provides details of the amounts comprising prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Prepaid insurance and legal fees	$392	$536
Prepaid software license and support	526	471
Prepaid corporate taxes	85	196
Prepaid expenses-other	406	1,337
Valued added tax	798	738
Other receivables	2	64
Other assets	234	330
Prepaid expenses and other current assets	$2,443	$3,672
Property, Equipment, and Software Development, Net
The following table provides details of the amounts comprising property, equipment, and software development, net as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Furniture and fixtures	$178	$186
Computer, communications, and network equipment	8,983	9,347
Software	4,028	4,207
Automobiles	13	14
Leasehold improvements	25	25
Software development	14,589	14,293
Property, equipment, and software development, at cost	27,816	28,072
Accumulated depreciation and amortization	(23,677)	(22,982)
Property, equipment, and software development, net	$4,139	$5,090
For the three months ended March 31, 2021 and 2020 expenditures for property, equipment, and software development were $0.9 million and $1.9 million, respectively; and depreciation and amortization recognized on property, equipment, and software development was $1.7 million and $1.9 million, respectively.
Intangible Assets, Net
The following tables provide information about intangible assets, net as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustments	Intangible Assets, Net
Developed technology	$26,829	$(6,049)	$(14,651)	$(572)	$5,557
Consumer relationships	25,300	(4,369)	(14,434)	(483)	6,014
Trade names	3,544	(1,097)	(1,757)	(74)	616
Intangible assets, net	$55,673	$(11,515)	$(30,842)	$(1,129)	$12,187

	As of December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Adjustments	Intangible Assets, Net
Developed technology	$26,829	$(5,792)	$(14,651)	$(520)	$5,866
Consumer relationships	25,300	(3,972)	(14,434)	(454)	6,440
Trade names	3,544	(1,050)	(1,757)	(45)	692
Intangible assets, net	$55,673	$(10,814)	$(30,842)	$(1,019)	$12,998
Amortization of intangible assets in the three months ended March 31, 2021 and 2020 was $0.7 million and $0.7 million, respectively.
The following table provides the estimated future amortization expense related to intangible assets held as of March 31, 2021:

(In thousands)
2021 (excluding the three months ended March 31, 2021)	$1,954
2022	2,715
2023	2,715
2024	2,715
2025	2,088
Total	$12,187
Goodwill
The following table provides information about the carrying value of goodwill as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Balance, beginning of period	$11,043	$10,099
Foreign currency translation adjustments	(483)	944
Balance, end of period	$10,560	$11,043
Other Assets
The following table provides details of the amounts comprising other assets as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Deposits	$384	$382
Income taxes receivable	128	128
Deferred tax assets	96	96
Other	116	143
Other assets	$724	$749
Accrued Expenses and Other Payables
The following table provides details of the amounts comprising accrued expenses and other payables as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Accrued selling, general and administrative expenses	$2,221	$4,246
Accrued salary and bonus	2,919	646
Accrued employee benefits	727	754
Accrued cost of service	1,187	1,566
Accrued taxes (including VAT)	3,685	4,193
Accrued interest payable	347	328
Accrued customer credit	879	77
Other accrued expenses	2,832	1,234
Accrued expenses and other payables	$14,797	$13,044
Note 4.  Lease Commitments
The Company leases property, equipment and automobiles under operating leases with varying expiration dates between 2021 and 2025. The Company also leases equipment under a finance lease which expires in 2022. The Company determines if an arrangement is a lease at inception. The Company presents operating leases in right-of-use assets and lease liabilities, while finance leases are presented in property, equipment, and software development, net, and lease liabilities in the condensed consolidated balance sheets.
The following table presents information related to leases as of March 31, 2021 and December 31, 2020:

(In thousands)		March 31, 2021	December 31, 2020
Assets:
Operating leases	Right-of-use assets, net(1)	$754	$1,044
Finance leases	Property, equipment, and software development, net(2)	97	104
Total leased assets		$851	$1,148
Liabilities:
Current:
Operating leases	Current portion of lease liabilities	$263	$474
Finance leases	Current portion of lease liabilities	49	50
Current portion of lease liabilities		312	524
Noncurrent:
Operating leases	Lease liabilities, net of current portion	491	567
Finance leases	Lease liabilities, net of current portion	21	34
Lease liabilities, net of current portion		512	601
Total lease liabilities		$824	$1,125
Weighted average remaining lease term (in years):
Operating leases		3.4	2.9
Finance leases		1.4	1.7
Weighted average discount rate:
Operating leases		4.57%	5.59%
Finance leases		5.00%	5.00%
(1) Right-of-use assets are recorded net of accumulated amortization of $0.8 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $45 thousand and $38 thousand as of March 31, 2021 and December 31, 2020, respectively.
The following table presents maturities of lease liabilities as of March 31, 2021:

(In thousands)	Operating Leases	Finance Leases
2021 (excluding the three months ended March 31, 2021)	$250	$38
2022	244	34
2023	219	—
2024	138	—
2025	25	—
Total lease payments	876	72
Imputed interest	(122)	(2)
Total lease liabilities	754	70
Current portion of lease liabilities	263	49
Lease liabilities, net of current portion	$491	$21
Note 5. Debt
Senior Convertible Note
On June 8, 2020, the Company issued a $17.5 million Senior Convertible Note due April 1, 2025 to High Trail Investments SA LLC (“High Trail”) for a purchase price of $14.0 million (the “Proceeds”). The Company received $4.0 million of the Proceeds for working capital and the remaining $10.0 million was deposited into a blocked bank account based on the terms of a Control Agreement, and incurred approximately $0.5 million of legal fees. Under the terms of the Control Agreement, the Company was to access the funds from the blocked account as follows:
•$3.0 million when the Company received $4.0 million in additional financing. The Company received the additional financing in July 2020 and the $3.0 million was released to the Company to be used for working capital purposes.
•On or prior to October 31, 2020, $7.0 million when the Company met certain specified conditions as of any date and on each of the 20 previous trading days prior to such date as defined in the Senior Convertible Note; and
◦The Company can issue shares of its common stock upon conversion that are not subject to restrictions on resale;
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

The Senior Convertible Note contains embedded features that are required to be bifurcated and recorded at fair value under ASC 815. These embedded features include conversion features that allow for a change in the conversion rate in connection with certain equity issuances, payments based on a fundamental change feature, and payments based on certain events of defaults. Additionally, in connection with issuance of the Senior Convertible Note, the Company granted High Trail a warrant to purchase 15,000,000 shares of its common stock at an exercise price of $0.58 per share (since reduced to $0.37 per share). The warrant is not indexed to the Company’s own stock and is classified as a liability in the Company’s unaudited condensed consolidated balance sheets in accordance with ASC 815. The estimated fair values of the embedded derivatives and the warrant liability on June 8, 2020, the Senior Convertible Note issuance date, were $0.8 million and $7.3 million, respectively. These amounts were recorded as debt discounts in the unaudited condensed consolidated balance sheet as a direct deduction from the face amount of the Senior Convertible Note, and are being amortized using the straight-line method, which approximates the effective interest method, through April 1, 2025. The amortization of the initial fair value of the embedded derivatives and warrant liability are recorded to interest expense.
On August 16, 2021, High Trail provided notice to the Company that the Outside Date was not being extended, and accordingly, High Trail’s agreement to forbear taking any actions with respect to the Company’s defaults terminated on August 23, 2021. See Note 13. Subsequent Events for additional information about the Senior Convertible Note and the termination of the forbearance agreement.
See Note 7. Warrant and Derivative Liabilities for additional information about the Senior Convertible Note warrant and embedded derivatives.
As of March 31, 2021 and December 31, 2020, the net carrying value of the Senior Convertible Note was as follows:

(In thousands)	March 31, 2021	December 31, 2020
Principal	$17,500	$17,500
Unamortized debt discount and debt issuance costs	(3,297)	(3,584)
Unamortized High Trail warrant	(6,030)	(6,552)
Unamortized embedded derivatives	(652)	(709)
Senior Convertible Note, net	$7,521	$6,655
The following table presents the components of noncash interest expense relating to the Senior Convertible Note for the three months ended March 31, 2021:

(In thousands)	Three Months Ended March 31, 2021
Amortization of debt discount and debt issuance costs	$287
Amortization of the High Trail warrant	522
Amortization of the embedded derivatives	57
Noncash interest expense, Senior Convertible Note	$866
Junior Convertible Note
On February 22, 2021, the Company issued the $2.4 million Junior Convertible Note due April 1, 2025 for $2.0 million to B.M.F De Kroes-Brinkers (“BMF”). The Junior Convertible Note is a senior, secured obligation of the Company, but ranks junior to the Senior Convertible Note. Interest is payable monthly beginning April 1, 2021 at a rate of 8.0% per annum. The Junior Convertible Note is secured by a second lien on substantially all of the Company’s assets and substantially all of the assets of its material domestic subsidiaries. Interest may be paid, at the election of the Company, in cash or in shares of common stock of the Company; provided, that, so long as the Senior Convertible Note remains outstanding, such payments may only be made in shares. The number of shares of common stock to be issued to pay interest in shares of the Company’s common stock is determined by the application of a formula in which the amount of the interest due is divided by 85% of the lowest volume weighted-average price of the Company’s common stock on the principal market for the Company’s common stock over the 10 days preceding the date of such payment.
Subject to an intercreditor agreement with the holder of the Senior Convertible Note, the Company may elect to redeem all or a portion of the then-outstanding principal amount outstanding under the Junior Convertible Note. The holder of such Junior Convertible Note or the Company may also elect for the Company to redeem the Junior Convertible Note at a 20% premium if the Company undergoes a fundamental change. The Junior Convertible Note is convertible into the Company’s common stock, in part or in whole, from time to time, at the election of the Purchaser. The conversion rate is equal to 1,666.667 shares of the Company’s common stock for each $1,000 of principal amount of the Junior Convertible Note, or $0.60 per share. The conversion rate is subject to customary anti-dilution adjustments in the event the Company issues stock dividends or effects a split or reverse split of the Company’s common stock.
In connection with issuance of the Junior Convertible Note, certain Series B warrants previously issued to BMF for the purchase of up to 258,523 shares of common stock at an exercise price of $1.84 per share were cancelled; such warrants had been issued on September 24, 2019, and the Company granted BMF a detachable warrant to purchase 2,750,000 shares of its common stock at an exercise price of $0.40 per share expiring on February 22, 2026. The warrants are exercisable any time after February 22, 2021. The warrant is indexed to the Company’s own stock and is classified as equity in the Company’s unaudited condensed consolidated balance sheets in accordance with ASC 815. Under ASC 470-20, Debt—Debt with Conversion and other Options (“ASC 470-20”), when debt is issued with equity-classified warrants, the proceeds from the issuance of the debt instrument are allocated to the warrants and the debt instrument based on their relative estimated fair values. The estimated fair value of the warrant is recorded as a discount to the debt instrument with a corresponding increase to additional paid-in capital. The Company estimated the fair value of the BMF warrant using the Black-Scholes option pricing model using the following assumptions: common stock price of $0.55; expected volatility of 130%, a risk-free rate of 0.61%, remaining contractual term of 5 years; and an expected dividend yield of 0%. As a result, the Company recorded a debt discount of $0.9 million and a corresponding increase to common stock and additional paid-in capital.
The Junior Convertible Note contains a beneficial conversion feature and under ASC 470-20, if the amount allocated to a convertible debt instrument results in an effective per share conversion price that is less than the fair value of a company's common stock on the commitment date, the intrinsic value of the beneficial conversion feature is recorded as a discount to the convertible debt with a corresponding increase to additional paid-in capital. The beneficial conversion discount is equal to the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date, limited to the amount of the proceeds allocated to the Junior Convertible Note. Upon issuance, the effective conversion price of the Junior Convertible Note was determined to be less than the fair value of the Company's common stock. As a result, the Company initially recorded a debt discount related to the beneficial conversion feature of $1.1 million with a corresponding increase to common stock and additional paid-in capital.
Additionally, the Junior Convertible Note contains embedded features that are required to be bifurcated and recorded at fair value under ASC 815. These embedded features include payments based on a fundamental change feature and payments based on certain events of defaults. The aggregate estimated fair values of the embedded derivatives on February 22, 2021, the Junior Convertible Note issuance date, was $0.2 million, and was were recorded a debt discount in the unaudited condensed consolidated balance sheet as a direct deduction from the face amount of the Junior Convertible Note, and is being amortized using the straight-line method, which approximates the effective interest method, through April 1, 2025. The amortization of the initial fair value of the embedded derivatives is recorded to interest expense.
The Company incurred $0.2 million of issuance costs, which were allocated on the basis of the relative fair values of the warrant and the Junior Convertible Note in accordance with the guidance in ASC 470-20. As a result, the Company initially allocated $0.1 million to the Junior Convertible Note, and $0.1 million to the BMF warrant. The amount allocated to the BMF warrant was recorded as a reduction to common stock and additional paid-in capital.
On the issuance date, the Company initially recorded a debt discount for the original issue discount of $0.4 million; and the estimated fair values of the compound derivative liability of $0.2 million, the BMF warrant of $0.9 million, the beneficial conversion feature of $1.1 million, and debt issuance costs of $0.1 million. As a result, the initial debt discount exceeded the principal balance of the Junior Convertible Note by $0.3 million. The Company wrote off the $0.1 million debt issuance costs as interest expense, and reduced the beneficial conversion feature by $0.2 million with a corresponding decrease in common stock and additional paid-in capital. The $2.4 million debt discount is being amortized using the straight-line method, which approximates the effective interest method, through April 25, 2025.
As of the issuance date and March 31, 2021, the net carrying value of the Junior Convertible Note was as follows:

(In thousands)	Issuance Date	March 31, 2021
Principal	$2,400	$2,400
Unamortized debt discount and debt issuance costs	(400)	(391)
Unamortized BMF warrant	(859)	(840)
Unamortized conversion feature	(923)	(902)
Unamortized embedded derivatives	(218)	(213)
Junior Convertible Note, net	$—	$54
The following table presents the components of noncash interest expense relating to the Junior Convertible Note for the three months ended March 31, 2021:

(In thousands)	Three Months Ended March 31, 2021
Amortization of debt discount and debt issuance costs	$9
Write-off of debt issuance costs	97
Amortization of the BMF warrant	19
Amortization of conversion feature	21
Amortization of the embedded derivatives	5
Noncash interest expense, Junior Convertible Note	$151
See Note 13. Subsequent Events for additional information about the Junior Convertible Note.
Term Loan
In April 2020, the Company executed a facility agreement with PCCW, under which the Company could draw up to $0.7 million through four draws through September 30, 2020. Proceeds from the facility agreement were to be used to pay an implementation fee for a MVNO. Through September 30, 2020, the Company made one draw for $0.2 million under the facility agreement, bearing interest at 6.0%, with payments commencing in January 2021 and maturing in March 2021. As of March 31, 2021, no payments had been made and interest on the outstanding balance increased to 14.0%. In April 2021, the Company and PCCW executed a letter agreement under which the Company agreed to make monthly payments beginning in April 2021 with the final payment, including interest, due in November 2021. See Note 12. Commitments and Contingencies for additional information about the MVNO.
Promissory Notes
The promissory notes are comprised of six bank notes secured by Artilium with varying original terms ranging between 12 and 36 months with an average interest rate of 2.19%, and are not convertible. As of March 31, 2021 and December 31, 2020, the outstanding balance on the promissory notes was $0.7 million and $0.9 million, respectively, with contractual maturities due within the next twelve months of $0.5 million and $0.6 million, respectively.
Related Party Loan
The Company has a loan payable to Comsystems, a company owned by Gerard Derenbos. Prior to the Artilium acquisition, Mr. Derenbos held approximately 15.0% of the total outstanding common shares of Artilium, and was an Artilium board member. All principal and interest was due and payable on June 30, 2020, the original maturity date, however, the Company requested, and was granted, an extension with equal principal payments due monthly beginning July 2020 with the final payment due in December 2021. The loan bears interest at 8.0%, and as of March 31, 2021 and December 31, 2020, the outstanding balance was $0.3 and $0.3, respectively.
Paycheck Protection Plan Loan
On May 8, 2020, iPass received an $0.8 million PPP loan under the CARES Act, which is administered by the U.S. Small Business Administration, matures two years from the funding date, and bears interest at 1.0%. As of March 31, 2021, an immaterial amount of accrued interest on the iPass PPP Loan is recorded in the unaudited condensed consolidated balance sheets.
Pursuant to the terms of the CARES Act, the Company applied for and received forgiveness of the iPass PPP Loan. See Note 13. Subsequent Events for additional information about the iPass PPP Loan.
Note 6. Redeemable Preferred Stock
From December 24, 2019 to August 18, 2020, the Company issued 217.67 shares of Redeemable Preferred Stock. By their terms, shares of Redeemable Preferred Stock were not convertible into or exchangeable for other securities of the Company. However, on various dates from July 17, 2020 through October 18, 2020, the Company entered into Exchange Agreements with all of the holders of Redeemable Preferred Stock (collectively, the “Exchange Agreements”) that modified certain terms of the Redeemable Preferred Stock as described below.
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
The foregoing conditions can be waived by the Company and the holder. Certain other conditions to the exchange relating to the Company’s common stock trading at a certain minimum price can only be waived by the holder, however, if the closing conditions are not met or waived by December 24, 2021, the Redeemable Preferred Stock is mandatorily redeemable in cash on December 25, 2021 at the stated value together with the 8% dividend and a 12.5% redemption premium.
The number of shares of the Company’s common stock issuable to the holders upon exchange of the Redeemable Preferred Stock is determined by the application of a formula in which (i) the stated value of the shares of Redeemable Preferred Stock being exchanged plus the value of any accrued and unpaid dividends plus, with respect to certain agreed-upon shares of the Redeemable Preferred Stock, a premium of 12.5% on the stated value, is divided by (ii) the “conversion price.” The conversion price for one holder that owns 62.0 shares of the Redeemable Preferred Stock is the lower of (i) $0.60 and (ii) the greater of (x) the average daily volume-weighted average price per share of common stock during the five trading days before the closing of the conversion or (y) $0.40. For the remaining holders the conversion price is $0.70.
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
Based on the terms of the Exchange Agreements, if the associated shares of Redeemable Preferred Stock are not convertible into shares of common stock upon satisfaction or waiver of the various closing conditions by December 24, 2021, such shares of Redeemable Preferred Stock are then mandatorily redeemable for cash on December 25, 2021 in an amount equal to the stated value plus all accrued dividends and a redemption premium of 12.5%. Accordingly, as of the execution dates of the Exchange Agreements, the Company reclassified the Redeemable Preferred Stock from a liability to temporary equity outside of permanent equity in its unaudited condensed consolidated balance sheets. The Company will continue to accrue the 8% dividends and accrete the 12.5% redemption amount through December 25, 2021. From the execution dates of the Exchange Agreements through March 31, 2021, the Company has recorded the accrued 8% dividends and the accretion of the 12.5% redemption amount, totaling $1.5 million, to common stock and additional paid-in capital.
The components of Redeemable Preferred Stock as of March 31, 2021 and December 31, 2020 consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Stated value	$21,767	$21,767
Accretion of redemption premium	1,923	1,705
Accrued dividends	1,851	1,427
Redeemable Preferred Stock	$25,541	$24,899
Note 7. Warrant and Derivative Liabilities
Warrant Liabilities
In connection with the issuance of the Senior Convertible Note, the Company granted High Trail a warrant to purchase 15,000,000 shares of its common stock at an exercise price of $0.58 per share (since reduced to $0.37 per share) expiring on June 8, 2025. The warrant is not indexed to the Company’s own stock and is classified as a liability and is subsequently measured at fair value with the changes in fair value recognized in nonoperating expenses (income), net in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in accordance with ASC 815.
The fair value of the warrant at June 8, 2020, the issuance date of the warrant, and as of each subsequent reporting date were estimated using the Black-Scholes option pricing model using the assumptions described below. At each date, the Company’s stock price and the exercise price of the warrant, the expected volatility based on the Company’s historical volatility over the remaining contractual term of the warrant and the risk-free interest rate, which was based on the U.S. Treasury yield curve over the remaining contractual term of the warrant. The estimated fair values are a Level 3 measurement as defined by ASC 820, Fair Value Measurement (“ASC 820”), as they are based on significant inputs not observable in the market.
The following table provides the assumptions used in the Black-Scholes option pricing model used to determine the estimated fair value of the warrant liability for the periods presented:

	March 31, 2021	December 31, 2020
Common stock price	$0.46	$0.59
Expected volatility	133.72%	134.68%
Risk-free rate	0.64%	0.36%
Remaining contractual term (years)	4.19	4.44
Expected dividend yield	0.00%	0.00%

For the three months ended March 31, 2021, the estimated fair value of the warrant liability decreased to $5.9 million from $7.8 million as of December 31, 2020, and the associated $1.9 million of other income is included in nonoperating expenses (income), net in the unaudited condensed consolidated statements of operations and comprehensive loss.
Derivative Liabilities
Senior Convertible Note
The Senior Convertible Note contains embedded features that are required to be bifurcated and recorded at fair value and then remeasured separately at each subsequent reporting date with the changes in fair value recognized in nonoperating expenses (income), net in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in accordance with ASC 815. These embedded features include conversion features that allow for a change in the conversion rate in connection with certain equity issuances, payments based on a fundamental change feature, and payments based on certain events of defaults.
The Company estimates the fair values of the embedded derivatives using a Monte Carlo simulation, which utilizes inputs including the Company’s common stock price, probability assumptions, its historical volatility, risk-free rate, and time to maturity. The estimated fair values are a Level 3 measurement as defined by ASC 820 as they are based on significant inputs not observable in the market.
For the three months ended March 31, 2021, the estimated fair value of the Senior Convertible Note derivative liability increased from $1.1 million as of December 31, 2020 to $1.5 million as of March 31, 2021, and the associated $0.5 million of expense is included in nonoperating expenses (income), net in the unaudited condensed consolidated statements of operations and comprehensive loss.
Junior Convertible Note
The Junior Convertible Note issued in February 2021 contains embedded features that are required to be bifurcated and recorded at fair value and then remeasured separately at each subsequent reporting date with the changes in fair value recognized in nonoperating expenses (income), net in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in accordance with ASC 815. These embedded features include conversion features that allow for a change in the conversion rate in connection with certain equity issuances, payments based on a fundamental change feature, and payments based on certain events of defaults.
The Company estimates the fair values of the embedded derivatives using a Monte Carlo simulation, which utilizes inputs including the Company’s common stock price, probability assumptions, its historical volatility, risk-free rate, and time to maturity. The estimated fair values are a Level 3 measurement as defined by ASC 820 as they are based on significant inputs not observable in the market.
For the three months ended March 31, 2021, the estimated fair value of the Junior Convertible Note derivative liability decreased $18 thousand from the issuance date.
Redeemable Preferred Stock
Based on the terms of the Exchange Agreements, the Redeemable Preferred Stock is a hybrid instrument that contains embedded conversion features, which meet the definition of a derivative. As a result, the embedded conversion features were bifurcated upon issuance as an embedded derivative and recorded at fair value and then remeasured separately at each subsequent reporting date with the changes in fair value recognized in nonoperating expenses (income), net in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in accordance with ASC 815.
The Company estimated the fair value of the embedded conversion features at the execution dates of the Exchange Agreements to be $12.9 million using a Monte Carlo Simulation, which utilizes inputs including the Company’s common stock price, probability assumptions of the closing conditions being met or waived by both the Company and the holder, its historical volatility and risk-free rate and time to maturity. The estimated fair values are a Level 3 measurement as defined by ASC 820 as it is based on significant inputs not observable in the market.
For the three months ended March 31, 2021, the estimated fair value of the Redeemable Preferred Stock derivative liability decreased from $5.1 million as of December 31, 2020 to $1.9 million as of March 31, 2021, and the associated $3.2 million of income is included in nonoperating expenses (income), net in the unaudited condensed consolidated statements of operations and comprehensive loss.
The following table provides details of the activity related to the derivative liabilities for the three months ended March 31, 2021:

(In thousands)	Senior Convertible Note	Junior Convertible Notes	Redeemable Preferred Stock	Total
Balance, December 31, 2020	$1,053	$—	$5,110	$6,163
Issuance date fair value	—	218	—	218
Change in fair value	487	(18)	(3,249)	(2,780)
Balance, March 31, 2021	$1,540	$200	$1,861	$3,601

See Note 5. Debt and Note 6. Redeemable Preferred Stock for additional information about the Senior Convertible Note, the Junior Convertible Note, and the Redeemable Preferred Stock.
Note 8. Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue up to 49,995,966 shares of preferred stock. As of March 31, 2021 and December 31, 2020, there were 217.67 shares issued and outstanding. All of the outstanding shares of preferred stock as of March 31, 2021 and December 31, 2020 were Redeemable Preferred Stock and are classified as temporary equity. See Note 6. Redeemable Preferred Stock and Note 13. Subsequent Events for additional information about the Redeemable Preferred Stock.
Common Stock
The Company is authorized to issue up to 500,000,000 shares of common stock. As of March 31, 2021 and December 31, 2020, the issued and outstanding shares were 142,206,226 and 140,268,725, respectively.
The following table presents common stock activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Common stock outstanding, beginning of period	140,268,725	139,060,180
Shares issued for interest on Senior Convertible Note	1,864,584	—
Vesting of restricted and common stock awards	72,917	1,217,015
Common stock outstanding, end of period	142,206,226	140,277,195
Warrants
The Company has issued warrants with varying terms and conditions related to multiple financing rounds, acquisitions and other transactions. The following table summarizes warrant activity for the three months ended March 31, 2021 and the year ended December 31, 2020:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Warrants outstanding, beginning of period	54,298,850	38,111,211
Issued	2,775,000	17,000,000
Expired	(1,104,540)	(812,361)
Warrants outstanding, end of period	55,969,310	54,298,850
As of March 31, 2021 and December 31, 2020, warrants for the purchase of 40,969,310 and 39,298,850 shares of common stock, respectively, have been recorded and classified as equity. As of March 31, 2021, exercise prices for the outstanding warrants range from $0.37 to $5.38; the weighted average exercise price for the outstanding warrants is $1.504; and the outstanding warrants expire from 2021 to 2026.
Note 9.  Income Taxes
The following table presents details of income tax benefit for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Income tax benefit	$(48)	$(97)
Our effective tax rates were 0.7% and 1.0% for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rates were lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions.
The Company had no uncertain tax positions as of March 31, 2021 and December 31, 2020.

Note 10. Supplemental Cash Flow Information
The following table provides supplemental cash flow information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash received during the period for interest	$7	$7
Cash paid during the period for interest	53	1
Cash paid during the period for income taxes	7	13
Operating cash outflows from operating leases	78	176
Operating cash outflows from finance leases (interest)	3	1
Financing cash outflows from finance leases	13	13
NONCASH FINANCING ACTIVITIES:
Right-of-use lease assets and financing	—	45
Warrants issued for settlement agreement	—	653
Shares issued for payment of interest	788	—
Note 11. Segment and Geographic Information
Segment Information
Segment information is prepared on the same basis that our chief operating decision-makers (“CODMs”), who are our interim chief executive officer and interim chief financial officer, evaluate financial results, make key operating decisions, and for which discrete financial information is available. As of March 31, 2021, the Company has aggregated its three operating segments, which have similar economic characteristics and all provide their customers with communication connectivity services achieved through sales and marketing channels across all three operating segments through their CPaaS, into one reportable segment—Communication Connectivity Services. The measure of profitability our CODMs use to evaluate financial results for our reportable segment is operating income (loss).
The following table presents disaggregated revenue from external customers derived from Communication Connectivity Services for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Monthly service	$15,334	$19,919
Installation and software development	132	136
Total revenue	$15,466	$20,055
Geographic Information
The following table provides information about our consolidated revenue for the three ended March 31, 2021 and 2020, based on customer location:

	Three Months Ended March 31,
(In thousands)	2021	2020
International	$10,382	$11,277
United States	5,084	8,778
Total revenue	$15,466	$20,055
Note 12. Commitments and Contingencies
Commitments
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company entered into the Strategic Connectivity Agreement (the “Connectivity Agreement”) with Hutchison 3G UK Limited (“3UK”) on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.7 million (the “Implementation Fee”) for the implementation of a MVNO (the “3UK MVNO”), and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. On February 19, 2021, the Company and 3UK amended the Connectivity Agreement to eliminate some of the invoicing functionality of the 3UK MVNO, which reduced the Implementation Fee to $0.5 million. The Implementation Fee is payable upon the satisfactory completion of certain agreed upon milestones. As of March 31, 2021, two of those milestones had been achieved.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Agreement for the Sale and Purchase of Credit Voucher (the “Credit Voucher Agreement”) with PCCW under which the Company is obligated to purchase a credit voucher for $34.4 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of March 31, 2021, $0.4 million of the purchase price has been paid and $0.3 million of the purchase price has been recorded in accrued expenses and other payables in the unaudited condensed consolidated balance sheet. The remaining $33.7 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, where after the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW each quarter.
Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2022 be less than $8.9 million, the Company is obligated to remit a make-up payment (the “2022 Make-up Payment”) for the difference between $8.9 million and the aggregate monthly charges offset with the credit voucher. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2023, plus any 2022 Make-up Payment, if applicable, be less than $15.8 million, the Company is obligated to remit a make-up payment (the “2023 Make-up Payment”) for the difference between $15.8 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2024, plus any 2022 Make-up Payment and any 2023 Make-up Payment, if applicable, be less than $24.1 million, the Company is obligated to remit a make-up payment (the “2024 Make-up Payment”) for the difference between $24.1 million and the aggregate monthly charges offset with the credit voucher, plus the 2022 Make-up Payment and the 2023 Make-up Payment. Should the aggregate of the monthly charges offset with the credit voucher from the Connectivity Agreement launch date through June 30, 2025, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment, if applicable, be less than $33.7 million, the Company is obligated to remit a final make-up payment for the difference between $33.7 million and the aggregate monthly charges offset with the credit voucher, plus any 2022 Make-up Payment and any 2023 Make-up Payment and any 2024 Make-up Payment.
The following table presents the minimum amounts due under the Company’s unconditional purchase obligations as of March 31, 2021:

(In thousands)	Connectivity Agreement	Credit Voucher Agreement	Total
2021 (excluding the three months ended March 31,2021)	$103	$—	$103
2022	103	8,948	9,051
2023	—	6,883	6,883
2024	—	8,260	8,260
2025	—	9,637	9,637
Total	$206	$33,728	$33,934
The following table presents management’s estimate of the timing of amounts due under the Company’s unconditional purchase obligations as of March 31, 2021:

(In thousands)	Connectivity Agreement	Credit Voucher Agreement	Total
2021 (excluding the three months ended March 31,2021)	$103	$—	$103
2022	103	10,096	10,199
2023	—	8,173	8,173
2024	—	9,911	9,911
2025	—	5,548	5,548
Total	$206	$33,728	$33,934
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
The following actions were initiated or settled on or before March 31, 2021:
Ellenoff Grossman & Schole LLP. On May 5, 2017, the Company’s former legal counsel, Ellenoff Grossman & Schole LLP, commenced litigation proceedings in New York alleging breach of contract and claiming $0.8 million in unpaid legal fees for January

2015 through November 2016. On June 29, 2017, the parties entered into a settlement agreement for the full $0.8 million with agreed-upon monthly installment payments through August 31, 2019. As of March 31, 2021, the amount outstanding on the settlement agreement is $0.1 million.
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
Senior Convertible Note
On April 8, 2021, High Trail provided notice to the Company that it was causing $6.0 million of the purchase price of the Senior Convertible Note maintained in the blocked account to be transferred to High Trail in partial satisfaction of the amounts outstanding under the Senior Convertible Note.
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
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or Common Stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the Senior Convertible Note, the Company agreed to pay the lender a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in certain blocked account that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13.5 million.
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
On August 16, 2021, High Trail provided notice to the Company that the Outside Date was not being extended, and accordingly, High Trail’s agreement to forbear taking any actions with respect to the Company’s defaults terminated on August 23, 2021.

Junior Convertible Notes
On April 29, 2021, the Company entered into a securities purchase agreement, dated as of April 13, 2021 (the “Junior Convertible Notes Securities Purchase Agreement”), with the Junior Convertible Note Purchasers providing for the issuance and sale by the Company of up to $6.0 million aggregate principal amount of additional Junior Convertible Notes and warrants to purchase up to 5,000,000 shares of its common stock at an exercise price of $0.40. Under the Junior Convertible Notes Securities Purchase Agreement, a Note Purchaser will be issued warrants equal to 83.33333333% of the principal amount of Junior Convertible Notes acquired. The additional Junior Convertible Notes and accompanying warrants may be sold from time to time to one or more Note Purchasers under the terms of the Junior Convertible Notes Securities Purchase Agreement. On April 29, 2021, the Company closed on the sale of additional Junior Convertible Notes in the aggregate principal amount of approximately $1.8 million and warrants to purchase 1,490,000 shares of common stock under the Junior Convertible Notes Securities Purchase Agreement for an aggregate purchase price of $1.5 million.
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
•Changed the conversion rate from 1,666.667 shares of common stock per $1,000 in principal amount of Junior Convertible Notes converted to 2,702.702 shares of common stock per $1,000 of principal converted;
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
PPP Loans
In May 2020, iPass received an $0.8 million PPP loan under the CARES Act. In June of 2021, the Company was notified that the iPass PPP Loan was entirely forgiven.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Report, including, without limitation, matters discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report and the audited consolidated financial statements, related notes thereto, and other detailed information included in Part II, Item 8 of our 2020 Annual Report. This Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. With the exception of historical matters, the matters discussed in this Report are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are generally identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “should,” “will,” “would” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. However, our actual results may differ materially from those contained in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
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
Management has evaluated the Company’s critical accounting policies and the following areas represent its critical accounting policies as of March 31, 2021, and are described below:
•Revenue recognition and net billing in excess of revenues;
•Allowance for doubtful accounts;
•Income taxes;
•Share-based compensation;
•Warrant and derivative liabilities;
•Business combinations;
•Goodwill and intangible assets impairment; and
•Contingent losses.
None of the Company’s critical accounting policies have changed in the three months ended March 31, 2021. For a detailed discussion of these critical accounting policies, please refer to the “Critical Accounting Policies” in MD&A, Part I, Item 7 of the in the 2020 Annual Report.

Results of Operations
Comparison of the three months ended March 31, 2021 and 2020
Revenue
Revenue represents amounts earned from our mobile and CPaaS solutions. Our solutions take many forms, but our revenue generally consists of fixed and/or variable charges for services delivered monthly under a combined services and SaaS model. We also offer discrete (one-time) services for implementation and for development of specific functionality requested by our customers.
Revenue for the three months ended March 31, 2021 and 2020 was $15.5 million and $20.1 million, respectively. The $4.6 million, or 22.9%, decrease is primarily due to a decline in mobility communications as a result of diminished business travel by our customers and lower MVNO volumes as a result of fewer subscribers of our customers.
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
Cost of revenue for the three months ended March 31, 2021 and 2020 was $10.2 million and $14.4 million, respectively. The $4.2 million, or 29.1%, decrease is primarily driven by the decrease in revenue.
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
Product development costs for the three months ended March 31, 2021 and 2020 were $2.0 million and $3.0 million, respectively. The $1.0 million, or 33.2%, decrease is primarily due to lower share-based compensation expenses, personnel costs at iPass related to our cost improvement initiatives through resizing our operations to reflect the reduced activity levels, and lower vendor expenses as a result of reduced product development activity.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and related expenses of our sales and marketing staff, including commissions, payments to partners, marketing programs, and share-based compensation. Marketing programs consist of advertising, events, corporate communications, and brand building.
Sales and marketing expenses for the three months ended March 31, 2021 and 2020 were $1.3 million and $1.9 million, respectively. The $0.6 million, or 33.6%, decrease is primarily due to reduced personnel and related costs, including lower share-based compensation expenses, and lower consultant costs related to our cost improvement initiatives through resizing our operations to reflect the reduced activity levels.
General and Administrative

General and administrative expenses consist primarily of overhead-related salaries and expenses, including share-based compensation, for nonemployee directors, finance and accounting, legal, internal audit, and human resources personnel, legal costs, professional fees and other corporate expenses.
General and administrative expenses for the three months ended March 31, 2021 and 2020 were $9.7 million and $7.0 million, respectively. The $2.7 million, or 37.9%, increase is primarily due to an increase in legal and accounting expenses associated with the restatement of our fiscal 2018 financial statements, the accrual of an employee settlement agreement, and reduced contract labor expenses, partially offset by lower share-based compensation expenses.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation and amortization of property, equipment, and software development, and amortization of intangible assets.
Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $2.4 million and $2.6 million, respectively. Depreciation and amortization of property, equipment, and software development for the three months ended March 31, 2021 and 2020 was $1.7 million and $1.9 million, respectively, and amortization of intangible assets for the three months ended March 31, 2021 and 2020 was $0.7 million and $0.7 million, respectively.
Nonoperating Expenses, Net
The following table provides details of nonoperating expenses and income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest expense, net	$1,843	$1,828
Change in fair value of warrant and derivative liabilities	(4,698)	—
Other income, net	(717)	(1,303)
Nonoperating expense (income), net	$(3,572)	$525
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2021 and 2020 was $1.8 million and $1.8 million, respectively. Noncash interest expense in the three months ended March 31, 2021 and 2020 was $1 million and $1.6 million, respectively.
Change in Fair Value of Warrant and Derivative Liabilities
For the three months ended March 31, 2021, the change in the fair value of the warrant and derivative liabilities represented other income of $4.7 million, and included other expense of $0.5 million related to the Senior Convertible Note derivative liability; other income of $1.9 million related to the warrant liability; an immaterial amount of other income related to the Junior Convertible Note derivative liability; and other income of $3.2 million related to the Redeemable Preferred Stock derivative liability.
Other Income, Net
Other income, net for the three months ended March 31, 2020 was $0.7 million, primarily related to foreign currency transaction adjustments. Other income, net for the three months ended March 31, 2020 was $1.3 million, primarily related to $0.8 million of forgiven iPass accounts payable and $0.3 million related to the termination of leases.
Income Tax Benefit
At the end of each reporting period, we estimate our annual effective consolidated income tax rate. The estimate used for the period ended March 31, 2021 may change in subsequent periods. Income tax benefit for the three months ended March 31, 2021 and 2020 was immaterial and $0.1 million, respectively.
Other Comprehensive Loss
We record foreign currency translation gains and losses related to the translation adjustments of accounts denominated in foreign currencies, primarily the Euro, as other comprehensive income or loss, which for the three months ended March 31, 2021 and 2020 were losses of $0.7 million and approximately zero, respectively.
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

Since March 31, 2021, we received net proceeds of $6.5 million as a result of the issuance of Junior Convertible Notes. Additionally, the Company was notified that the $0.8 million iPass PPP Loan was entirely forgiven. We also may sell up to an additional $2.5 million in aggregate principal Junior Convertible Notes under the Junior Convertible Notes Securities Purchase Agreement.
As reflected in the accompanying condensed consolidated financial statements, the Company reported cash used in operating and investing activities of $7.8 million in the three months ended March 31, 2021 and $14.1 million in the year ended December 31, 2020, after considering the receipt of proceeds from the sale of assets of $12.2 million. As of March 31, 2021, the Company had cash balances available for operations of $2.1 million. Additionally, as discussed more fully below, as of March 31, 2021, our total indebtedness, including the redemption value of the Redeemable Preferred Stock, but excluding lease liabilities, deferred financing costs and debt discounts, was $45.0 million, which was comprised of the principal balances of the Senior Convertible Note of $17.5 million, Junior Convertible Note of $2.4 million, a term loan of $0.2 million, promissory notes of $0.7 million, a related party loan of $0.3 million, the iPass PPP Loan of $0.8 million, and the redemption value of the Redeemable Preferred Stock of $23.1 million.
In light of our cash position and indebtedness, we believe that we will not have sufficient resources to fund our operations and meet our obligations under our debt instruments for the twelve months following the filing of this Report. Our software platforms require ongoing funding to continue the current development and operational plans and we will continue to expend substantial resources for the foreseeable future in connection with the continued development of our software platforms. These expenditures will include costs associated with research and development activity, corporate administration, business development, and marketing and selling of our services. In addition, other unanticipated costs may arise.
As a result, we believe that additional capital will be required to fund our operations and provide growth capital to meet our obligations under the Senior Convertible Note, the Junior Convertible Notes, and the Redeemable Preferred Stock. Accordingly, we will have to raise additional capital in one or more debt and/or equity offerings and continue to work with our lenders to cure the defaults, or otherwise seek other alternatives to addressing our liquidity and capital resources issues. There can be no assurance, however, that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all. If we are unable to raise additional capital that may be needed, this would have a material adverse effect on the Company. Furthermore, the recent decline in the market price of our common stock, coupled with the stock’s delisting from the Nasdaq Stock Market, could make it more difficult to sell equity or equity-related securities in the future at a time and price that we deem appropriate. The factors discussed above raise substantial doubt as to our ability to continue as a going concern within one year after the date that this Report is issued.
Indebtedness
Senior Convertible Note
On June 8, 2020, the Company issued the $17.5 million Senior Convertible Note due April 1, 2025 to High Trail for a purchase price of $14.0 million. The Company initially received $4.0 million of the purchase price for working capital and the remaining $10.0 million was deposited into a blocked bank account based on the terms of a Control Agreement, of which $3.0 million and $1.0 million was released to the Company in July 2020 and December 2020, respectively, and the remaining $6.0 million was removed from the blocked accounts by the lender in partial satisfaction of the Senior Convertible Note in April 2021.
The Senior Convertible Note contains customary events of default, as well as events of default if the Company fails to use reasonable efforts to obtain the approval of its stockholders for the issuance of the shares issuable upon conversion by October 31, 2020, the Company’s common stock ceases to be traded on the Nasdaq Capital Market, or the Company fails to restate its financial statements for the year ended December 31, 2018 and the quarters ended March 31, 2019 and June 30, 2019, in each case, prior to October 31, 2020, or fails to timely file its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required by the Exchange Act. As a result of, among other things, the Company’s common stock no longer being traded on the Nasdaq Stock Market, the Company failing to restate its financial statements for the year ended December 31, 2018 and the quarters ended March 31, 2019 and June 30, 2019, in each case, prior to October 31, 2020, and its failure to timely file its subsequent quarterly reports on Form 10-Q or its subsequent annual reports on Form 10-K with the SEC in the manner and within the time periods required by the Exchange Act, the Company is currently in default under the Senior Convertible Note.
On December 1, 2020, December 23, 2020, February 1, 2021, and March 1, 2021, we entered into various Forbearance Agreements, under which: (i) we admitted that we were in default of several obligations under the Senior Convertible Note and related agreements, (ii) the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the earlier of March 31, 2021 and the date of any new event of default or initiation of any action by the Company to invalidate any of the representations and warranties made in the Forbearance Agreements. As a result of the defaults, the interest rate paid on the principal outstanding under the Senior Convertible Note increased to 18.0% per annum.
On May 24, 2021, the Company entered into the New Forbearance Agreement with the holder of the Senior Convertible Note under which (i) the Company again admitted it was in default of several obligations under the Senior Convertible Note and related agreements, and (ii) the lender acknowledged such defaults and agreed not to exercise any right or remedy under the Senior Convertible Note or the related securities purchase agreement, warrant or security documents, including its right to accelerate the aggregate amount outstanding under the Senior Convertible Note, until the Outside Date, which automatically extends for successive two-week periods unless on or before the then-applicable Outside Date the lender provides notice that the Outside Date is not being extended.
As partial consideration for its agreement not to exercise any right or remedy under the Senior Convertible Note and related documents, the lender and the Company agreed to make certain changes to the Senior Convertible Note and related documents. In this regard, the parties agreed to amend the “Event of Default Acceleration Amount” definition in the Senior Convertible Note so that the amount due and payable by the Company on account of an event of default would be an amount in cash equal to 125% of the then-outstanding principal and accrued and unpaid interest under the Senior Convertible Note. This represents an increase from 120% of the then-outstanding principal and accrued and unpaid interest, and removes the market-price-based alternative for such acceleration amount.
Additionally, the parties also agreed that the principal amount outstanding under the Senior Convertible Note would be increased by certain paid-in-kind amounts in full satisfaction of the Company’s obligation to make payments of interest to the lender on each of April 1, 2021 and May 1, 2021, which amounts were not paid by the Company in cash or common stock. In consideration of the lender’s agreement to enter into the New Forbearance Agreement and agree to the amendments to the Senior Convertible Note, the Company agreed to pay the lender a fee in the amount of $1.5 million. Accordingly, following these increases in the principal amount payable, but applying against the outstanding principal and such fee the $6.0 million previously maintained in certain blocked account that was foreclosed upon by the lender, the total amount of principal outstanding under the Senior Convertible Note as of the date of the New Forbearance Agreement was approximately $13.5 million.
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
On August 16, 2021, High Trail provided notice to the Company that the Outside Date was not being extended, and accordingly, High Trail’s agreement to forbear taking any actions with respect to the Company’s defaults terminated on August 23, 2021.
Junior Convertible Notes
On February 22, 2021, the Company issued the $2.4 million Junior Convertible Note due April 1, 2025 for $2.0 million to BMF. The Junior Convertible Note is a senior, secured obligation of the Company, but ranks junior to the Senior Convertible Note. Interest is payable monthly beginning April 1, 2021 at a rate of 8.0% per annum. The Junior Convertible Note is secured by a second lien on substantially all of the Company’s assets and substantially all of the assets of its material domestic subsidiaries. Interest may be paid, at the election of the Company, in cash or in shares of common stock of the Company; provided, that, so long as the Senior Convertible Note remains outstanding, such payments may only be made in shares. The number of shares of common stock to be issued to pay interest in shares of the Company’s common stock is determined by the application of a formula in which the amount of the interest due is divided by 85% of the lowest volume weighted-average price of the Company’s common stock on the principal market for the Company’s common stock over the 10 days preceding the date of such payment.
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
On April 29, 2021, the Company entered into the Junior Convertible Notes Securities Purchase Agreement with the Junior Convertible Note Purchasers providing for the issuance and sale by the Company of up to $6.0 million aggregate principal amount of additional Junior Convertible Notes and warrants to purchase up to 5,000,000 shares of its common stock at an exercise price of $0.40. Under the Junior Convertible Notes Securities Purchase Agreement, a Note Purchaser will be issued warrants equal to 83.33333333% of the principal amount of Junior Convertible Notes acquired. The additional Junior Convertible Notes and accompanying warrants may be sold from time to time to one or more Note Purchasers under the terms of the Junior Convertible Notes Securities Purchase Agreement. On April 29, 2021, the Company closed on the sale of additional Junior Convertible Notes in the aggregate principal amount of approximately $1.8 million and warrants to purchase 1,490,000 shares of common stock under the Junior Convertible Notes Securities Purchase Agreement for an aggregate purchase price of $1.5 million.
On June 19, 2021, the Company entered into the Omnibus Agreement, with holders of its previously outstanding Junior Convertible Notes, issued three new Junior Convertible Notes with an aggregate principal amount of $17.3 million for a purchase price of $5.0 million in cash and the surrender of 91.38 shares of Redeemable Preferred Stock and issued a new warrant to one of the Junior Convertible Note purchasers for the purchase of 5,000,000 shares of the Company’s common stock at an exercise price of $0.37 per share.
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
•changed the conversion rate from 1,666.667 shares of common stock per $1,000 in principal amount of Junior Convertible Notes converted to 2,702.702 shares of common stock per $1,000 of principal converted;
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
Redeemable Preferred Stock
From December 24, 2019 to August 18, 2020, the Company issued 217.67 shares of Redeemable Preferred Stock. By their terms, the shares of Redeemable Preferred Stock were not convertible into or exchangeable for other securities of the Company. However, on various dates from July 17, 2020 through October 18, 2020, the Company entered into Exchange Agreements with all of the holders of Redeemable Preferred Stock (collectively, the “Exchange Agreements”) that modified certain terms of the Redeemable Preferred Stock as described below.
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
The foregoing conditions can be waived by the Company and the holder. Certain other conditions to the exchange relating to the Company’s common stock trading at a certain minimum price can only be waived by the holder, however, if the closing conditions are not met or waived by December 24, 2021, the Redeemable Preferred Stock is mandatorily redeemable in cash on December 25, 2021 at the stated value together with the 8% dividend and a 12.5% redemption premium.
The number of shares of the Company’s common stock issuable to the holders upon exchange of the Redeemable Preferred Stock is determined by the application of a formula in which (i) the stated value of the shares of Redeemable Preferred Stock being exchanged plus the value of any accrued and unpaid dividends plus, with respect to certain agreed-upon shares of the Redeemable Preferred Stock, a premium of 12.5% on the stated value, is divided by (ii) the “conversion price.” The conversion price for one holder that owns 62.0 shares of the Redeemable Preferred Stock is the lower of (i) $0.60 and (ii) the greater of (x) the average daily volume-weighted average price per share of common stock during the five trading days before the closing of the conversion or (y) $0.40. For the remaining holders the conversion price is $0.70.
Based on the terms of the Exchange Agreements, if the associated shares of Redeemable Preferred Stock are not convertible into shares of common stock upon satisfaction or waiver of the various closing conditions by December 24, 2021, such shares of Redeemable Preferred Stock are then mandatorily redeemable for cash on December 25, 2021 in an amount equal to the stated value plus all accrued dividends and a redemption premium of 12.5%. Accordingly, as of the execution dates of the Exchange Agreements, the Company reclassified the Redeemable Preferred Stock from a liability to temporary equity outside of permanent equity in its unaudited condensed consolidated balance sheets. The Company will continue to accrue the 8% dividends and accrete the 12.5% redemption amount through December 25, 2021. From the execution dates of the Exchange Agreements through March 31, 2021, the Company has recorded the accrued 8% dividends and the accretion of the 12.5% redemption amount, totaling $1.5 million, to common stock.

Cash Flows
The following table summarizes net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash used in operating activities	$(6,878)	$(3,046)
Net cash used in investing activities	(929)	(1,898)
Net cash provided by financing activities	1,618	3,732
Effect of exchange rate differences on cash, cash equivalents, and restricted cash	(8)	(69)
Decrease in cash, cash equivalents, and restricted cash	$(6,197)	$(1,281)
Cash flows from operating activities
Cash used in operating activities was $6.9 million for the three months ended March 31, 2021, which was the result of a net loss of $6.6 million for the period, adjusted for noncash transactions, including depreciation and amortization of $2.4 million; allowance for doubtful accounts of $0.4 million; the amortization of deferred financing costs and debt discount accretion of $1.0 million; and share-based compensation of $0.8 million; partially offset by the change in fair value of warrant and derivative liabilities of $4.7 million; and $0.2 million of cash used in changes in operating assets and liabilities.
Cash used in operating activities was $3.0 million for the three months ended March 31, 2020, which was the result of a net loss of $9.4 million for the period, adjusted for noncash transactions, including depreciation and amortization of $2.6 million; allowance for doubtful accounts of $0.3 million; the amortization of deferred financing costs and debt discount accretion of $1.6 million; share-based compensation of $2.4 million; and warrants issued for the settlement of debt of $0.7 million; partially offset by gain on settlement of rental agreement of $0.5 million; and $0.7 million of cash used in changes in operating assets and liabilities.
Cash flows from investing activities
Cash used in investing activities was $0.9 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. Cash used in investing activities in 2021 and 2020 is related to purchases of property, equipment, and software development, of which fewer such purchases were made in the three months ended March 31, 2021 due to liquidity constraints.
Cash flows from financing activities
Cash provided by financing activities was $1.6 million for the three months ended March 31, 2021, primarily from the issuance of the Junior Convertible Note totaling $2.0 million, partially offset by $0.2 million of financing-related fees and $0.2 million for the repayment of loans.
Cash provided by financing activities was $3.7 million for the three months ended March 31, 2020, primarily from the issuance of Redeemable Preferred Stock totaling $4.2 million, partially offset by $0.2 million of financing-related fees and $0.2 million for the repayment of loans.
Effect of exchange rate differences on cash, cash equivalents, and restricted cash
Effect of exchange rates on cash, cash equivalents, and restricted cash for the three months ended March 31, 2021 was an immaterial loss compared to a loss of $0.1 million for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company entered into the Connectivity Agreement with 3UK on July 23, 2019. Under the Connectivity Agreement, the Company is obligated to pay 3UK $0.7 million dollars for the implementation of the 3UK MVNO, and for monthly services provided, based on usage, after the 3UK MVNO is launched, which management anticipates to be in the third quarter of 2021. On February 19, 2021, the Company and 3UK amended the Connectivity Agreement to eliminate some of the invoicing functionality of the 3UK MVNO, which reduces the Implementation Fee to $0.5 million. The Implementation Fee is payable upon the satisfactory completion of certain agreed upon milestones. As of March 31, 2021, two of those milestones had been achieved and $0.2 million of the Implementation Fee remains outstanding.
Concurrent with the execution of the Connectivity Agreement, the Company entered into the Credit Voucher Agreement with PCCW under which the Company is obligated to purchase a credit voucher for $34.4 million. The credit voucher will be used to offset certain monthly service charges incurred under the Connectivity Agreement. As of March 31, 2021, the Company has paid $0.4 million of the purchase price and $0.3 million of the purchase price has been recorded in accrued expenses and other payables in the unaudited condensed consolidated balance sheet. The remaining $33.7 million unconditional purchase obligation is due and payable following the launch date of the 3UK MVNO, where after the Company is required to remit the amount of the credit voucher used to offset monthly charges incurred under the Connectivity Agreement to PCCW each quarter.
See Note 12. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information about these off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide the information contained in this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that, in light of the previously disclosed material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
We previously identified and disclosed in our 2020 Annual Report material weaknesses related to:
•Entity-level controls were not effective due to certain executive management “tone at the top” issues, which contributed to an ineffective control environment and to deficiencies aggregating to material weaknesses;
•Inadequate and ineffective management assessment of internal control over financial reporting due to unremediated design weaknesses;
•Ineffective design, implementation, and monitoring of information technology general controls pertaining to the Company’s change management and security process;
•The Company not having sufficient finance and information technology department resources to effectively assess risk and design, operate, and oversee effective internal controls over financial reporting while maintaining proper segregation of duties, which contributed to the failure in the effectiveness and adequate identification of certain controls including:
◦Inadequate retention of key documentation evidencing execution of internal controls;
◦Improper and untimely recognition of revenue for prior year end and interim periods for certain customers in accordance with ASC 606, leading to the restatement of our financial statements for the fiscal year ended December 31, 2018 and the interim periods contained therein (the “2018 Restatement”) and 2019 interim period restatements;
◦Incorrect accounting of share-based compensation for awards granted to employees and nonemployees, and of extinguishment of Redeemable Preferred Stock;
◦Not applying appropriate foreign currency translations during prior years impacting the account valuation of property, equipment, and software development;
◦Failing to identify and account for operating leases in accordance with ASC 842, Leases; and
◦Proper capitalization of software identified during review of projects.
Management and the Company’s board of directors have been implementing and continue to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively.
The Audit Committee of the Company’s board of directors, with the assistance of independent legal counsel and a separate independent accounting firm, took action to immediately begin investigating the causes of the circumstances leading to the 2018 Restatement, the restatements of our financial statements for the first and second quarters of 2019, and the delay in our 2019 filings as soon as the board, upon the recommendation of the Audit Committee, and after consultation with management and the auditors, concluded that the Company’s financial statements and other reports could not be relied upon. As a result of this independent investigation and related deliberations, the board of directors terminated or otherwise separated the executive officers who served during the time period of the conduct that gave rise to the Company’s need to effect the 2018 Restatement. The Company has also taken and will continue to take significant and comprehensive remedial actions in response to the conduct and other factors that led to the 2018 Restatement and delay in 2019 filings, including actions to begin to remediate the material weaknesses in internal control over financial reporting. Remediation actions already implemented include (i) a thorough review and documentation of all processes involved in our financial reporting to ensure that there is segregation of duties; (ii) documented review processes in place that occur at appropriate intervals throughout the year that cover all elements of the Company’s financial reporting. This includes, but is not limited to, testing samples and documenting that the testing has occurred with the results of the findings reported to senior management at appropriate intervals and continuously making improvements to our processes, as necessary.

To address ineffective design, implementation, and monitoring of information technology general controls pertaining to the Company’s change management and security process, the Company (iii) is implementing information technology policies that govern change management and security procedures; (iv) will institute sample testing of changes made in our reporting system to ensure the documented policies are being followed and report the results of these tests to senior management in regular appropriate intervals; (v) added personnel who have information technology control oversight and support roles; and (vi) will enhance our quarterly reporting on the remediation measures to the Audit Committee of the board of directors.
Additionally, to ensure the Company maintains a strong internal control environment and to remediate the additional material weakness in internal controls over financial reporting identified in this Report, the Company: (vii) has added resources responsible for the execution and oversight of accounting and finance operations; (viii) is designing and implementing enhancements to internal controls over financial reporting including those related to sales processing, revenue recognition, equity accounting, and accounting for leases; (ix) has implemented a periodic review of financial reports and month-over-month balances with the purpose of identifying and investigating fluctuations and discrepancies in key accounts and transactions; (x) implemented uniform processes across all business entities with the emphasis on sound control practices; (xi) will provide training to its finance and sales staff and key personnel on the appropriate guidelines to account for revenue in the telecom industry and emphasizing the importance of adherence to policies and procedures; and (xii) implemented a new application to manage equity.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of the filing of this Report, Pareteum and its subsidiaries are currently defendants in various legal actions and asserted claims arising in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company, see Note 12. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the Risk Factors included in Part I, Item 1A. — “Risk Factors” of our 2020 Annual Report. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than as set forth below or as previously disclosed in our filings with the SEC, we did not sell any equity securities during the three months ended March 31, 2021 in transactions that were not registered under the Securities Act. The issuance of securities in the transactions described below were each exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.
During the quarter ended March 31, 2021, the Company issued 1,864,584 shares of its common stock in an unregistered transaction in connection with the payment of interest due under the Senior Convertible Note. The Company determined the issuance of these shares to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The shares are deemed to be restricted securities for purposes of the Securities Act.
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
On August 16, 2021, High Trail provided notice to the Company that the Outside Date was not being extended, and accordingly, High Trail’s agreement to forbear taking any actions with respect to the Company’s defaults terminated on August 23, 2021.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits

10.1
Letter agreement, dated as of January 4, 2021, between Pareteum Corporation and High Trail Investments SA LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated January 4, 2021).

10.2
Letter agreement, dated as of February 1, 2021, between Pareteum Corporation and High Trail Investments SA LLC (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated February 1, 2021).

10.3
Senior Second Lien Secured Convertible Note, dated February 22, 2021, made by Pareteum Corporation (incorporated by reference to Exhibit 10.1 to Pareteum Corporation’s current report on Form 8-K dated February 22, 2021).

10.4
Securities Purchase Agreement, dated as of February 22, 2021, between Pareteum Corporation and B.M.F. De Kroes-Brinkers (incorporated by reference to Exhibit 10.2 to Pareteum Corporation’s current report on Form 8-K dated February 22, 2021).

10.5
Warrant to Purchase Common Stock, dated February 22, 2021, issued by Pareteum Corporation (incorporated by reference to Exhibit 10.3 to Pareteum Corporation’s current report on Form 8-K dated February 22, 2021).

10.6
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

PARETEUM CORPORATION

Date: August 26, 2021	By	/s/ Bart Weijermars
Bart Weijermars
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2021	By	/s/ Laura W. Thomas
Laura W. Thomas
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)